Form 10-K
period 2007-12-31
HSBC Finance Corp
filed 2008-03-03
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8198
HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation) 26525 North Riverwoods Boulevard, Mettawa, Illinois (Address of principal executive offices)	(I.R.S. Employer Identification No.) 60045 (Zip Code)
(224) 544-2000Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.40% Debentures Maturing at Holder’s Option Annually on December 15, Commencing in 1986 and Due May 15, 2008	New York Stock Exchange
Floating Rate Notes due May 21, 2008	New York Stock Exchange
Floating Rate Notes due September 15, 2008	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due March 12, 2010	New York Stock Exchange
4.625% Notes due September 15, 2010	New York Stock Exchange
5.25% Notes due January 14, 2011	New York Stock Exchange
6 3/4% Notes due May 15, 2011	New York Stock Exchange
5.7% Notes due June 1, 2011	New York Stock Exchange
Floating Rate Notes due April 24, 2012	New York Stock Exchange
5.9% Notes due June 19, 2012	New York Stock Exchange
Floating Rate Notes due July 19, 2012	New York Stock Exchange
Floating Rate Notes due September 14, 2012	New York Stock Exchange
Floating Rate Notes due January 15, 2014	New York Stock Exchange
5.25% Notes due January 15, 2014	New York Stock Exchange
5.0% Notes due June 30, 2015	New York Stock Exchange
5.5% Notes due January 19, 2016	New York Stock Exchange
Floating Rate Notes due June 1, 2016	New York Stock Exchange
6.875% Notes due January 30, 2033	New York Stock Exchange
6% Notes due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 liquidation preference)	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelereated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Chech one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2008, there were 58 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.
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

On December 15, 2004, Household merged with its wholly owned subsidiary, HFC. By operation of law, following the merger, all obligations of HFC became direct obligations of Household. Following the merger, Household changed its name to HSBC Finance Corporation. The name change was a continuation of the rebranding of the Household businesses to the HSBC brand. These actions were taken to create a stronger platform to advance growth across all HSBC business lines.

For all reporting periods up to and including the year ended December 31, 2004, HSBC prepared its consolidated financial statements in accordance with U.K. Generally Accepted Accounting Principles (“U.K. GAAP”). From January 1, 2005, HSBC has prepared its consolidated financial statements in accordance with International Financial Reporting Standards (“IFRSs”) as endorsed by the European Union and effective for HSBC’s reporting for the year ended December 31, 2005. HSBC Finance Corporation reports to HSBC under IFRSs and, as a result, corporate goals and the individual goals of executives are calculated in accordance with IFRSs.

HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States and Canada. The principal subsidiaries of HSBC North America are HSBC Finance Corporation, HSBC Bank Canada, a Federal bank chartered under the laws of Canada, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for investment banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc., a provider of information technology services. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (“HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in Canada and the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation, a pooling of resources to create a new unit that provides technology services to all HSBC North America subsidiaries and shared, but allocated, support among the affiliates for tax, legal, risk, compliance, accounting, insurance, strategy and internal audit functions. In addition, clients of HSBC Bank USA and other affiliates are investors in our debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all domestic issuances of our term corporate and asset backed securities. While HSBC Finance Corporation does not receive advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC Finance Corporation

HSBC Finance Corporation – General

HSBC Finance Corporation’s subsidiaries provide middle-market consumers in the United States and Canada with several types of loan products. We also currently offer consumer loans in the United Kingdom and the Republic of Ireland. Prior to November 2006, when we sold our interests to an affiliate, we also offered consumer loans in Slovakia, the Czech Republic and Hungary. HSBC Finance Corporation is the principal fund raising vehicle for the operations of its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”

Our lending products include real estate secured loans, auto finance loans, MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card loans, private label credit card loans, personal non-credit card loans and prior to October 2006, retail sales contracts through our Consumer Lending branches. We also initiate tax refund anticipation loans and other related products in the United States and offer specialty insurance products in the United States and Canada. The insurance operations in the United Kingdom were sold November 1, 2007 to Aviva plc and its subsidiaries (“Aviva”). Subsequent to November 1, 2007, we distribute insurance products in the United Kingdom through our branch network which are underwritten by Aviva. We generate cash to fund our businesses primarily by collecting receivable balances; issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and investors; selling consumer receivables; and borrowing under secured financing facilities. We use the cash generated by these financing activities to invest in and originate new receivables, to service our debt obligations and to pay dividends to our parent and preferred stockholders. At December 31, 2007, we had approximately 27,980 employees and over 62.5 million customers. Consumers residing in the state of California accounted for 12% of our domestic consumer receivables. We also have significant concentrations of domestic consumer receivables in Florida 7%, New York 6%, Texas 5%, Ohio 5% and Pennsylvania 5%.

Significant Developments related to our Mortgage Services and Consumer Lending Businesses

•	Housing and Mortgage Markets. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets such as California, Florida and Arizona, while the period of time available properties remain on the market continues to increase. During the second half of 2007, there has been unprecedented turmoil in the mortgage lending industry. The lower secondary market demand for subprime loans resulted in reduced liquidity for subprime mortgages. Mortgage lenders have also tightened lending standards which impacts borrowers’ ability to refinance existing mortgage loans. It is now generally believed that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration will extend at least through 2008. The combination of these factors has further reduced the refinancing opportunities of some of our customers as the ability to refinance and access any equity in homes is no longer an option to many customers. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates for real estate secured loans in our portfolio and across the industry.

•	Mortgage Services. Mortgage origination volumes were peaking in late 2005 and early 2006, while property values continued to increase rapidly. In the first half of 2006, industry statistics and reports indicated that mortgage loan originations throughout the industry from 2005 and 2006 were performing worse than originations from prior periods. At that time, worsening performance was attributable to the quality of certain loan products, particularly those originated by mortgage brokers, but generally not to declines in real property values. Loans with particularly poor performance were “stated income” loans which were underwritten based upon loan applicants’ representations of annual income, not verified by receipt of supporting documentation and “interest-only” loans, for which borrowers paid only interest accrued on their loan for a specified period of time before their monthly payment increased to include an amount to be applied to the principal balance of their loan. Consistent with these trends, during the second

(1) MasterCard is a registered trademark of MasterCard International, Incorporated; Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Novus Credit Services, Inc.

HSBC Finance Corporation

quarter of 2006, we began to observe deterioration in the performance of mortgage loans acquired in 2005 by our Mortgage Services business, specifically in the second lien and portions of the first lien portfolios. In the fourth quarter of 2006, the deterioration of these loan types worsened considerably and began to affect the same types of loans acquired in 2006 by Mortgage Services. As additional information on 2005 and 2006 vintages became available, we observed increased and deeper deterioration than originally estimated. Portfolio delinquencies and charge-offs in the Mortgage Services portfolio were significantly higher than forecasted.

Analysis of the performance of our second liens that were subordinate to first lien adjustable rate mortgages (“ARMs”) in late 2006 indicated a significant level of impairment. Among other things, we observed that as housing prices declined, little, if any, equity remained in the second liens. Losses in the first lien ARM portfolio were also expected to increase based on the size of the scheduled increase in monthly payments as a result of impending interest rate resets. The impact of a softening housing market and portfolio related factors described above, led to a significant increase in estimated losses inherent in the Mortgage Services portfolio, as described herein. A significant number of our second lien mortgages are subordinate to first lien ARMs that face repricing in the near-term which in certain cases may also negatively impact the probability of repayment on our second lien mortgage loan. As the interest rate adjustments will occur in an environment of lower home value appreciation or depreciation and tightening credit, we expect the probability of default for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien held by another lender will be greater than what we have historically experienced prior to late 2006. As more fully discussed in the section “Regulation – Consumer” under “Regulation and Competition”, certain legislation and other regulations are being proposed in the United States to address these concerns, but we cannot currently predict the impact of these proposals on our portfolio and financial results in this unprecedented environment.

•	In December 2006, we established common management over our Consumer Lending and Mortgage Services businesses to enhance our combined organizational effectiveness, drive operational efficiency and improve overall balance sheet management capabilities.

•	Consumer Lending. Consumer Lending experienced relatively stable performance in its portfolio throughout 2006 and into the first half of 2007. Notwithstanding this relatively stable performance, in late 2006 and early 2007 Consumer Lending noted weakening early stage delinquency in certain real estate secured loans originated since 2005. This was consistent with industry trends for retail portfolio lenders. In addition as noted above, we observed that real estate markets in a large portion of the United States had been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets, while the period of time properties available for sale remained on the market had increased. In the third quarter of 2007, Consumer Lending began to experience the impact of an industry-wide tightening of underwriting criteria and the elimination of many loan products previously available to consumers. This significantly reduced the ability of consumers to refinance their loans and to utilize equity in their homes to satisfy outstanding debt. This combined impact of reduced financing options and slowing appreciation or declining property values had a significant effect on delinquency, Consumer Lending’s loss forecasts and the estimate of probable credit losses inherent in the loan portfolio. This credit deterioration migrated across all Consumer Lending origination vintages during the second half of 2007, but in particular in loans which were originated in 2006 and the first half of 2007. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the decline in home value appreciation and rising unemployment rates, particularly in the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 55 percent of the increase in dollars of two-months-and-over contractual delinquency during 2007 and approximately 40 percent of Consumer Lending’s real estate secured portfolio. This worsening trend and an outlook for increased charge-offs has resulted in a marked increase in the provision for credit losses at our Consumer Lending business during the second half of 2007. In response to this deterioration, Consumer Lending

HSBC Finance Corporation

increased collection staffing, expanded the use of its foreclosure avoidance program and took action to reduce risk in its real estate secured and personal non-credit card receivable portfolios going forward.

•	In the fourth quarter of 2007, an impairment charge in the amount of $3,320 million was recorded by our Consumer Lending business, relating to all goodwill, as well as all tradename and customer relationship intangibles associated with the HSBC acquisition. Additional detail regarding this impairment is set forth below in the “Other Significant Developments Since 2004” section.

•	Mortgage Services and Decision One Closures. Prior to the first quarter 2007, the Mortgage Services operation purchased non-conforming first and second lien position residential mortgage loans, including open-end home equity loans. Purchases were either “flow” acquisitions (i.e., loan by loan) or “bulk” acquisitions (i.e., pools of loans). Through Decision One Mortgage Company, LLC (“Decision One”), Mortgage Services also originated loans sourced by a network of unaffiliated brokers. In March 2007, in response to all the factors described above, we decided to discontinue correspondent channel acquisitions by our Mortgage Services business and in June 2007 indicated that our Decision One wholesale operation, which closed loans sourced by brokers primarily for resale, would continue operations, largely reselling such loans to an HSBC affiliate. However, the turmoil in the mortgage lending industry caused us to re-evaluate our strategy. In September 2007, we announced that we would cease operations of Decision One. The decision to terminate the Decision One operations coupled with our previous announcement of the discontinuation of correspondent channel acquisitions resulted in the impairment of goodwill allocated to the Mortgage Services business. We recorded a non-cash impairment charge of $881 million in the third quarter of 2007 which was disclosed in our Current Report Form 8-K filed on September 21, 2007.
•	Consumer Lending Risk Mitigation – Branch Closures. In response to the weakening housing market, Consumer Lending took the following actions to reduce risk in its real estate secured and personal non-credit card receivable portfolios going forward including tightening of credit score and debt-to income requirements for first lien loans; reducing loan-to-value (“LTV”) ratios in first and second lien loans; eliminating the small volume of ARM loan originations; discontinuing the personal homeowner loan product (a secured high loan-to-value product (“PHL”) that we underwrote and serviced like an unsecured loan); tightening underwriting criteria for all products and eliminating guaranteed direct mail loans to new customers. These actions led us to evaluate the appropriate scope and geographic distribution of the Consumer Lending branch network. As a result of this new effort, when coupled with an earlier branch network optimization strategy, we reduced our branch network from 1,382 branches at December 31, 2006 to approximately 1,000 branches at December 31, 2007.
•	ARM Adjustment Risk Mitigation. Numerous risk mitigation efforts have been implemented, commencing in 2006 and continuing throughout 2007 relating to the affected components of the Mortgage Services portfolio. These include enhanced segmentation and analytics to identify the higher risk portions of the portfolio and increased collections capacity. In 2008 and 2009, approximately $3.7 billion and $4.1 billion, respectively, of domestic ARM loans will experience their first interest reset based on original contractual reset date and receivable levels outstanding at December 31, 2007. As part of a new program established in October 2006 specifically designed to meet the needs of select customers with ARMs, we are proactively writing and calling customers who have ARMs nearing the first reset that we expect will be the most impacted by a rate adjustment. As appropriate and in accordance with defined policies, if we believe the customer has the ability to pay for the foreseeable future under the modified terms, we have been modifying the loans in most instances by delaying the first interest rate adjustment. Modifications under this particular program may be permanent, but most in 2006 and 2007 were twelve-months in duration. In 2008, we anticipate approximately $1.3 billion of ARM loans modified under this modification program, which are excluded from the reset numbers above, will experience their first reset. We are currently developing longer term modification programs that will be based on customers needs and their ability to pay and with a view to maximize future cash flow. Going forward, we will be offering our customers longer term modifications, potentially up to 5 years. At the end of the modification term, the ability of customers to pay will be re-evaluated and, if necessary and the customer qualifies for another modification, an additional temporary or permanent modification may then be granted. Additionally we have expanded a program allowing qualified customers to refinance their ARM loan into a fixed rate mortgage loan through our Consumer Lending

HSBC Finance Corporation

branch network if all current underwriting criteria are met. For all our receivable portfolios, we have markedly increased our collection capacity.

Other Significant Developments Since 2004

•	In 2007, we initiated an ongoing in-depth analysis of the risks and strategies of our remaining businesses and product offerings. Additional detail regarding changes implemented in 2007 as a result of this analysis is set forth in “2007 Events” section of our Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“2007 MD&A”).
•	During the fourth quarter of 2007, we performed interim goodwill and other intangible impairment tests for the businesses where significant changes in the business climate have occurred as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). These tests revealed that the business climate changes, including the subprime marketplace conditions described above, when coupled with the changes to our product offerings and business strategies completed through the fourth quarter of 2007 as described in “2007 Events” of Item 7. of the 2007 MD&A, have resulted in an impairment of all goodwill allocated to our Consumer Lending (which includes Solstice Capital Group Inc.) and Auto Finance businesses, as well as all tradename and customer relationship intangibles relating to the HSBC acquisition allocated to our Consumer Lending business. Therefore, we recorded an impairment charge in the fourth quarter of 2007 of $3,320 million relating to our Consumer Lending business (including $858 million related to tradename and customer relationship intangibles) and a $312 million goodwill impairment charge relating to our Auto Finance business. These impairments represent all of the goodwill previously allocated to these businesses and all of the HFC and Beneficial tradenames and customer relationship intangibles associated with the HSBC acquisition. Additionally, the changes to product offerings and business strategies completed through the fourth quarter of 2007 have also resulted in an impairment of the goodwill allocated to our United Kingdom business. As a result, an impairment charge of $378 million was also recorded in the fourth quarter of 2007 representing all of the goodwill previously allocated to this business.
•	In 2007, we implemented ongoing in-depth cost containment measures. This includes centralizing certain cost functions and increasing the use of HSBC affiliates outside of the United States to provide various support services to our operations, including, among other areas, customer service, systems, collections and accounting functions.
•	In the third quarter of 2007, we decided to close our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volume. The Carmel Facility provided loan underwriting, processing and collection activities for the operations of our Consumer Lending and Mortgage Services business. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business.
•	In May 2007, we decided to integrate our Retail Services and Credit Card Services businesses. It is anticipated that the integration of management reporting will be completed in the first quarter of 2008 and at that time will result in the combination of these businesses into one reporting segment in our financial statements.
•	Since our acquisition by HSBC, our debt ratings as assigned by Fitch Investor’s Service (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Corporation (“S&P”) have improved to AA-, Aa3 and AA-, respectively for our senior debt, while our Commercial Paper ratings have improved to F-1+, P-1, and A-1+, respectively. In the fourth quarter of 2007, Moody’s, Standard & Poor’s and Fitch changed the total outlook on our issuer default rating from “positive” to “stable.” See Exhibit 99.1 to this Form 10-K for a complete listing of debt ratings of HSBC Finance Corporation and our subsidiaries.
•	Effective January 1, 2007, we elected to early adopt FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. The adoption of SFAS No. 157 did not have any impact on our financial position or results of operations.

HSBC Finance Corporation

•	Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain assets and liabilities, with changes in fair value recognized in earnings when they occur. SFAS No. 159 permits the fair value option election (“FVO”) on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We elected FVO for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under International Financial Reporting Standards (“IFRSs”).
•	Our Consumer Lending business purchased Solstice Capital Group Inc. with assets of approximately $49 million in the fourth quarter of 2006.
•	In November 2006, we acquired the $2.5 billion mortgage loan portfolio of KeyBank, N.A.’s division operated as Champion Mortgage, a retail mortgage lending company.
•	In November 2006, we sold all of the capital stock of our operations in the Czech Republic, Hungary and Slovakia to a wholly owned subsidiary of HSBC Bank plc.
•	In 2005, we expanded our presence in the domestic near-prime credit card market and strengthened our capabilities to serve the full spectrum of credit card customers through the acquisition of Metris Companies, Inc. (“Metris”).

Operations

Our operations are divided into three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment includes our Consumer Lending, Mortgage Services, Retail Services and Auto Finance businesses. Our Credit Card Services segment includes our domestic MasterCard, Visa, American Express and Discover credit card business. In May 2007, we decided to integrate our Retail Services and Credit Card Services businesses. We anticipate the integration of management reporting will be completed in the first quarter of 2008 and at that time will result in the combination of these businesses into one reporting segment in our financial statements. Our International segment includes our foreign operations in the United Kingdom, Canada and the Republic of Ireland and prior to November 9, 2006, operations in Slovakia, the Czech Republic and Hungary. The insurance operations in the United Kingdom were sold in November 2007 to Aviva. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our Insurance Services, Taxpayer Financial Services and Commercial operations, as well as our Treasury and Corporate activities, which include fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure.

Corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure) (“IFRS Management Basis”). As a result, operating results are now being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 21, “Business Segments,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

General

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for auto and real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate for the additional risk of loss and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. In our credit card, retail services and international businesses, we also serve prime consumers either through co-branding, merchant relationships or direct mailings.

On June 29, 2007, the Federal Financial Regulatory Agencies (the “Agencies”) issued a final statement on subprime mortgage lending which reiterates many of the principles addressed in the existing guidance relating to risk management practices and consumer protection laws involving adjustable rate mortgage products and the underwriting process on stated income and interest-only loans. We are fully compliant with this statement as of December 31, 2007. The impact of this statement will be immaterial on our operations.

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

We service each customer with a view to understanding that customer’s personal financial needs. We recognize that individuals may not be able to meet all of their financial obligations on a timely basis. Our goal is to assist consumers in transitioning through financially difficult times which may lead to their doing more business with our lending subsidiaries. As a result, our policies and practices are designed to be flexible to maximize the collectibility of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. However, as discussed above, in the current environment we have been more proactive in modifying loans on a temporary or permanent basis where we believe customers will be unable to continue payments. Proactive credit management, “hands-on” customer care and targeted product marketing are means we use to retain customers and grow our business.

Consumer

Our Consumer Lending business is one of the largest subprime home equity originators in the United States as ranked by Inside B&C Lending. At December 31, 2007, this business has approximately 1,000 branches located in 46 states, and approximately 2.8 million active customer accounts, $69.4 billion in receivables and approximately 11,100 employees. It is marketed under both the HFC and Beneficial brand names, each of which caters to a slightly different type of customer in the middle-market population. Both brands offer secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans and auto finance receivables. These products are marketed through our retail branch network, direct mail, telemarketing, and Internet sourced applications and leads. However, due to the worsening market, several actions were taken in 2007 to reduce risk in its real estate secured and personal non-credit card receivable portfolios including tightening of credit score and debt-to income requirements for first lien loans; reducing loan-to-value (“LTV”) ratios in first and second lien loans; eliminating the small volume of ARM loan originations; discontinuing the personal homeowner loan product (a secured high loan-to-value product (“PHL”) that we underwrote and serviced like an unsecured loan); tightening underwriting criteria for all products and eliminating guaranteed direct mail loans to new customers. These actions led us to evaluate the appropriate scope and geographic distribution of the Consumer Lending branch network. As a result of this new effort, when coupled with an earlier branch network optimization strategy, we have reduced our branch network from 1,382 branches at December 31, 2006 to approximately 1,000 branches at December 31, 2007.

Prior to the first quarter of 2007 when we ceased new purchase activity, our Mortgage Services business purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business had included the operations

HSBC Finance Corporation

of Decision One Mortgage Company (“Decision One”) which historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. In June 2007, we also limited Decision One’s activities to the origination of loans primarily for resale to the secondary market operations of our affiliates. Subsequently, the unprecedented developments in the mortgage lending industry resulted in a marked reduction in the secondary market demand for subprime loans and management concluded that a recovery of a secondary market for subprime loans was uncertain and could not be expected to stabilize in the near term. As a result of the continuing deterioration in the subprime mortgage lending industry, in September 2007, we announced that our Decision One operations would cease. At December 31, 2007, our Mortgage Services business has approximately $33.9 billion in receivables and approximately 300,000 active customer accounts. Approximately 56% of the Mortgage Services portfolio were fixed rate loans and 81% were in a first lien position.

On December 29, 2004, our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) of approximately $12.2 billion of receivables was sold to HSBC Bank USA, and agreements were entered into to sell substantially all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we now sell substantially all domestic private label receivables (excluding retail sales contracts) upon origination, but service the entire portfolio on behalf of HSBC Bank USA. According to The Nilson Report, the private label servicing portfolio is the third largest portfolio in the U.S. Our Retail Services business has over 60 active merchant relationships and we service approximately 15.9 million active customer accounts and have over 2,200 employees. At December 31, 2007, the serviced private label portfolio consisted of approximately 10% of receivables in the furniture industry, 34% in the consumer electronics industry, 31% in the power sport vehicle (snowmobiles, personal watercraft, all terrain vehicles and motorcycles) industry and approximately 15% in the department store industry. Private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications.

Our Auto Finance business purchases, from approximately 9,200 active dealer relationships, retail installment contracts of consumers who may not have access to traditional, prime-based lending sources. We also originate and refinance auto loans through direct mail solicitations, alliance partners, consumer lending customers and the Internet. The alliance agreements were terminated during 2007 and the final funding occurred in December 2007. The termination of the alliance will not have a material impact on our results. At December 31, 2007, this business had approximately $12.1 billion in receivables, approximately 820,000 active customer accounts and 2,500 employees. Approximately 34% of auto finance receivables are secured by new vehicles. Throughout 2007, we continued to shift the mix of new originations to a higher credit quality by eliminating higher risk loan populations. These actions have reduced volume in 2007 by 20-25% in our dealer channel and are expected to continue to reduce volume into 2008, resulting in reduced net income and narrower spreads over time. We have also begun to shift the mix of new loan volume in the direct-to-consumer channel to higher credit quality. In anticipation of a continuation of the slowing of the economy, we are implementing additional actions to reduce risk in 2008 originations which will result in further reductions in volume going forward.

Credit Card Services

Our Credit Card Services business includes our MasterCard, Visa, American Express and Discover receivables in the United States originated under various brands, including The GM Card®, the AFL-CIO Union Plus® (“UP”) credit card, Household Bank, Orchard Bank, HSBC and the Direct Merchants Bank branded credit cards. This business has approximately $30.5 billion in receivables, over 21 million active customer accounts and 5,700 employees. According to The Nilson Report, this business is the fifth largest issuer of MasterCard or Visa credit cards in the United States (based on receivables). The GM Card®, a co-branded credit card issued as part of our alliance with General Motors Corporation (“GM”), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with certain merchant relationships established through our Retail Services business. The Direct Merchants Bank branded credit card is a general purpose card marketed to non-prime customers through direct mail and strategic partnerships. HSBC branded cards are targeted through direct mail and Internet to the prime market. In addition, Credit Card

HSBC Finance Corporation

Services services $1.1 billion of receivables held by an affiliate, HSBC Bank USA. New receivables and accounts related to the HSBC Bank USA portfolio are originated by HSBC Bank Nevada, N.A., and receivables are sold daily to HSBC Bank USA.

Our Credit Card Services business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card®) and merchant relationships sourced through our Retail Services business. We also cross-sell our credit cards to our existing Consumer Lending customers as well as our Taxpayer Financial Services and Auto Finance customers. We are considering the sale of our GM MasterCard and Visa portfolio to HSBC Bank USA. See “Segment Results — IFRS Management Basis” included in the 2007 MD&A for further discussion.

Although our relationships with GM and the AFL-CIO enable us to access a proprietary customer base, in accordance with our agreements with these institutions, we own all receivables originated under the programs and are responsible for all credit and collection decisions as well as the funding for the programs. These programs are not dependent upon any payments, guarantees or credit support from these institutions. As a result, we are not directly dependent upon GM or the AFL-CIO for any specific earnings stream associated with these programs. In 2004 and 2005, we jointly agreed with GM and the AFL-CIO, respectively, to extend the term of these respective co-branded and Affinity Card Programs. These agreements do not expire in the near term.

International

Our United Kingdom subsidiary is a mid-market consumer lender focusing on customer service through its branch locations, and consumer electronics through its retail finance operations and telemarketing. This business offers secured and unsecured lines of credit, secured and unsecured closed-end loans, retail finance products and insurance products. We operate in England, Scotland, Wales, Northern Ireland and the Republic of Ireland. In December 2005 we sold our U.K. credit card business to HSBC Bank plc. Under agreement with HSBC Bank plc, we continue to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for this credit card portfolio.

Loans held in the United Kingdom and the Republic of Ireland are originated through a branch network consisting of 135 Beneficial Finance branches, merchants, direct mail, broker referrals, the Internet and outbound telemarketing. At December 31, 2007 we had approximately $5.3 billion in receivables, 1.5 million customer accounts and 2,150 employees in our operations in the United Kingdom and the Republic of Ireland.

In November 2006, we sold our consumer finance operations in the Czech Republic, Hungary and Slovakia to a wholly owned subsidiary of HSBC Bank plc. On November 1, 2007, we sold all of the capital stock of our United Kingdom insurance operations to Aviva for a purchase price of approximately $206 million in cash. At that same time, we entered into an exclusive distribution agreement with Aviva for the future sale of insurance products through all of our loan origination channels.

Our Canadian business offers real estate secured and unsecured lines of credit, real estate secured and unsecured closed-end loans, insurance products, private label credit cards, MasterCard credit card loans, retail finance products and auto loans to Canadian consumers. These products are marketed through 110 branch offices in 10 provinces, through direct mail, 18 merchant relationships, 2,400 auto dealer relationships and the Internet. At December 31, 2007, this business had approximately $5.1 billion in receivables, 1.6 million customer accounts and 1,500 employees.

All Other

Our Insurance business distributes and manages the distribution of credit life, disability and unemployment, accidental death and disability, term life, whole life, annuities, disability, long term care and a variety of other specialty insurance products to our customers and the customers of affiliated financial institutions, such as HSBC Bank USA. Such products currently are offered throughout the United States and Canada and are offered to customers based upon their particular needs. Insurance distributed to our customers is directly written by or

HSBC Finance Corporation

reinsured with one or more of our subsidiaries. Insurance sold to customers of HSBC Bank USA and certain other affiliates is written primarily by unaffiliated insurance companies.

The Taxpayer Financial Services business is a U.S. provider of tax-related financial products to consumers through about 36,000 unaffiliated professional tax preparer locations and tax preparation software providers. Serving around 11 million customers, this business leverages the annual U.S. income tax filing process to provide products that offer consumers quick and convenient access to funds in the amount of their anticipated tax refund. Our Taxpayer Financial Services business processes refund anticipation products that are originated by HSBC Bank USA and HSBC Trust Company (Delaware), N.A. In 2007, this business generated a loan volume of approximately $17.4 billion and employed 126 full-time employees.

To help ensure high standards of responsible lending, we provide industry-leading compliance programs for our tax preparer business partners. Key elements of our compliance efforts include mandatory online compliance and sales-practice training, expanded tax preparer due diligence processes, and on-going sales practice monitoring to help ensure that our customers are treated fairly and that they understand their financial choices. Additionally, access to free consumer financial education resources and a 48-hour satisfaction guarantee are offered to customers, which further enhances our compliance and customer service efforts. In early 2007, we began a strategic review of our Taxpayer Financial Services (“TFS”) business to ensure we offer only the most value-added financial services tax products. As a result, in March 2007 we decided that beginning with the 2008 tax season we will discontinue pre-season and pre-file loan products. We have also elected not to renew contracts with certain third-party preparers as they came up for renewal and have negotiated early termination agreements with others. In the fourth quarter, we also decided to stop participating in cross collection activities with other refund anticipation loan providers. We estimate these actions could reduce Taxpayer Financial Services revenue by approximately $110 million in 2008.

We have less than $140 million in commercial receivables. The commercial portfolio is being managed to eliminate the portfolio as circumstances permit. There are no active operations.

Funding

We fund our operations globally and domestically, using a combination of capital market and affiliate debt, preferred equity, sales of consumer receivables and borrowings under secured financing facilities. We will continue to fund a large part of our operations in the global capital markets, primarily through the use of secured financings, commercial paper, medium-term notes and long-term debt. We will also continue to sell certain receivables, including our domestic private label originations to HSBC Bank USA. Our sale of the entire domestic private label portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA occurred in December 2004. We now originate and sell substantially all newly originated private label receivables to HSBC Bank USA on a daily basis. In 2007, these sales were a significant source of funding as we sold $22.7 billion in receivables to HSBC Bank USA. Additionally, during 2007 we sold $2.7 billion of loans from our Mortgage Services loan portfolio to unaffiliated purchasers.

Our affiliation with HSBC has improved our access to the capital markets. In addition to providing several important sources of direct funding, our affiliation with HSBC has also expanded our access to a worldwide pool of potential investors. While these new funding synergies have somewhat reduced our reliance on traditional sources to fund our growth, we balance our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity.

Our long-term debt, preferred stock and commercial paper, as well as the long-term debt and commercial paper of our Canadian subsidiary, have been assigned investment grade ratings by all nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC Finance Corporation and our significant subsidiaries as of December 31, 2007, see Exhibit 99.1 to this Form 10-K.

Our affiliates provided funding sources for our operations through draws on a bank line in the U.K., investing in our debt, acquiring credit card, private label and real estate secured receivables, providing additional common equity

HSBC Finance Corporation

and underwriting sales of our debt securities to HSBC clients and customers. In 2007, total HSBC related funding aggregated $44.5 billion. In the first quarter of 2007, HINO made a capital contribution of $200 million and in the last quarter of 2007 a capital contribution of $750 million, each in exchange for one share of common stock. On February 12, 2008, HINO made a capital contribution of $1.6 billion in exchange for one share of common stock. A detailed listing of the sources of such funding can be found in “Liquidity and Capital Resources” in our 2007 MD&A. We expect to continue to obtain significant funding from HSBC related sources in the future.

Historically, securitization of consumer receivables has been a source of funding and liquidity for HSBC Finance Corporation. In order to align our accounting treatment with that of HSBC, in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. The termination of sale treatment for new collateralized funding activity reduced reported net income under U.S. GAAP, but did not impact cash received from operations. Existing credit card and personal non-credit card transactions that were structured as sales to revolving trusts required the addition of new receivables to support required cash distributions on outstanding securities until the contractual obligation terminated, which occurred in September of 2007.

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

Our continued success and prospects for growth are largely dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base. In 2007, the capital markets were severely disrupted and the markets continue to be highly risk averse and reactionary. While these events increased our 2007 interest expense, they had no impact on our ability to fund our operations. Our funding objectives were accomplished through the utilization of a variety of financing alternatives and a reduction in total receivables.

Over the course of the second half of 2007, we experienced a significant widening of credit spreads corresponding to the primary and secondary markets in both our secured and unsecured debt. This spread widening was consistent with widening experienced by other financial institutions that were active in the origination, purchase and/or sale of subprime consumer receivables. Additionally, the overall volume of debt issued by finance sector participants declined during this period as the traditional buyers of these securities significantly reduced their purchases in favor of cash equivalent securities and government issued debt.

The deterioration in the subprime credit described above has also resulted in a reduction in the number of financial institutions willing to provide direct financing for subprime related assets. Several institutions that previously provided both secured and unsecured credit to us either have not, or indicated they will not, renew maturing credit facilities. For those institutions that continue to provide credit, the corresponding credit facilities incorporate more comprehensive credit performance requirements and increased pricing to reflect the perceived quality of the underlying assets. While we expect overall credit availability will decline, 2008 financing requirements will be satisfied through lower loan originations in combination with funding from the sale of commercial paper, new secured and unsecured debt issuance and HSBC sourced liquidity.

Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of our 2007 MD&A.

HSBC Finance Corporation

We will continue to use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts and other quantitative and qualitative information about our market risk is set forth in Item 7. of the 2007 MD&A under the caption “Risk Management” and Note 14, “Derivative Financial Instruments,” of our consolidated financial statements (“2007 Financial Statements”).

Regulation and Competition

Regulation

Consumer

Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection, including, without limitation, fair lending, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed in those jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause our lending subsidiaries to be liable for damages and penalties.

Due to the recent turmoil in the mortgage lending markets, there has been a significant amount of legislative and regulatory focus on this industry. On December 20, 2007, President Bush signed into law the “Mortgage Forgiveness Debt Relief Act” which exempts taxpayers from income tax on up to $2 million in debt relief through modifications to mortgages on a “qualified principal residence.” This legislation has been considered essential to modification initiatives, such as the HOPE NOW Alliance. Additional information concerning the HOPE NOW Alliance and HSBC Finance Corporation’s membership is provided below.

There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing lending practices deemed to be “predatory”, particularly when such practices are believed to discriminate against certain groups. In December 2007, the Federal Reserve Board released for comment its proposed rule regarding substantial changes to Regulation Z of the Truth in Lending Act to protect consumers from unfair or deceptive home mortgage lending and advertising practices. In addition, states have sought to alter lending practices through consumer protection actions brought by state attorneys general and other state regulators. States are also starting to request that mortgage lenders accept certain “principles” to be applied by their companies in servicing mortgage loans. Legislative activity in this area has targeted certain abusive practices such as loan “flipping” (making a loan to refinance another loan where there is no tangible benefit to the borrower), “steering” (making loans that are more costly than the borrowers qualifications require), fee “packing” (addition of unnecessary, unwanted and unknown fees to a borrower), “equity stripping” (lending without regard to the borrower’s ability to repay or making it impossible for the borrower to refinance with another lender), and outright fraud. The most recent legislation addresses a vast array of mortgage lending practices. Additionally, it is likely that state and Federal legislators and regulatory authorities may consider actions requiring additional loan disclosures, limiting permissible interchange fees charged to merchants and suppliers, requiring lenders to consider the maximum payment potentially due when reviewing loan applications and limiting rates and fees charged on tax refund anticipation loans. Although we have the ability to react quickly to new laws and regulations which relate to our businesses, it is not possible to estimate the effect, if any, these initiatives will have on us in a particular locality or nationally as well as whether there will be additional costs imposed on our businesses as a result of any new legislation or regulation.

HSBC Finance Corporation does not condone or endorse any abusive lending practices. We continue to work with regulators and consumer groups to create appropriate safeguards to avoid abusive practices while allowing our borrowers to continue to have access to credit for personal purposes, such as the purchase of homes, automobiles

HSBC Finance Corporation

and consumer goods. As part of this effort we have adopted a set of lending best practice initiatives. Also, as part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a program specifically designed to meet the needs of select customers with ARMs. We are proactively writing and calling customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment. Through a variety of means, we are assessing their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, are modifying the loans in most instances by delaying the first interest rate adjustment for twelve months, allowing time for the customer to seek alternative financing or improve their individual situation. Customers who continue to have affordability issues at the end of the modification period can qualify for additional longer term assistance. A further description of the risk mitigation efforts of HSBC Finance Corporation may be found under the section “Significant Developments related to our Mortgage Services and Consumer Lending Businesses.” Additionally, at the end of 2007, we agreed to participate in the HOPE NOW Alliance, an alliance among counselors, servicers, investors and other mortgage market participants to create a unified, coordinated plan to maximize outreach efforts to homeowners at risk of losing their homes. As part of the HOPE NOW Alliance, HSBC Finance Corporation along with other national loan servicers, has indicated its support for the ARM loan foreclosure and loss avoidance principles coordinated by the American Securitization Forum (“ASF”). The plan was announced by President Bush on December 6, 2007.

On June 29, 2007, the Federal Financial Regulatory Agencies (the “Agencies”) issued a final statement on subprime mortgage lending which reiterates many of the principles addressed in the existing guidance relating to risk management practices and consumer protection laws involving adjustable rate mortgage products and the underwriting process on stated income and interest-only loans. As of December 31, 2007, we are fully compliant with this statement. The impact of this statement will be immaterial on our operations.

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

In December 2007, US regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). The final rule becomes effective April 1, 2008, and requires large bank holding companies, including HSBC North America, to adopt its provisions no later than April 1, 2011. HSBC North America has established comprehensive Basel II implementation project teams comprised of risk management specialists representing all risk disciplines. We anticipate that the implementation of Basel II could impact the funding mix of HSBC Finance Corporation but not necessarily require an increase to its equity capital levels.

In addition, U.S. bank regulatory agencies have maintained the ’leverage’ regulatory capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis). HSBC Bank Nevada is subject to these capital requirements.

HSBC Finance Corporation

In addition, HSBC North America and HSBC Finance Corporation continue to support the HSBC implementation of the Basel II framework, as adopted by the U.K. Financial Services Authority (“FSA”). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.

HSBC Bank Nevada, like other FDIC-insured banks, may be required to pay assessments to the FDIC for deposit insurance under the FDIC’s Bank Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to its deposit levels and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take ’prompt corrective action’ with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2007, HSBC Bank Nevada was well-capitalized under applicable OCC and FDIC regulations.

Our principal United Kingdom subsidiary (HFC Bank Limited, formerly known as HFC Bank plc) is subject to oversight and regulation by the FSA and the Irish Financial Services Regulatory Authority of the Republic of Ireland. We have indicated our intent to the FSA to maintain the regulatory capital of this institution at specified levels.

We also maintain a trust company in Canada, which is subject to regulatory supervision by the Office of the Superintendent of Financial Institutions.

Insurance

Our insurance business is subject to regulatory supervision under the laws of the states and provinces in which it operates. Regulations vary from state to state, and province to province, but generally cover licensing of insurance companies, premium and loss rates, dividend restrictions, types of insurance that may be sold, permissible investments, policy reserve requirements, and insurance marketing practices.

Certain of our activities related to the marketing and distribution of insurance in the United Kingdom are subject to regulatory supervision by the FSA.

Competition

The consumer financial services industry in which we operate is highly fragmented and intensely competitive. We generally compete with banks, thrifts, insurance companies, credit unions, mortgage lenders and brokers, finance companies, investment banks, and other domestic and foreign financial institutions in the United States, Canada and the United Kingdom. We compete by expanding our customer base through portfolio acquisitions or alliance and co-branding opportunities, offering a variety of consumer loan products and maintaining a strong service orientation. Customers are generally attracted to consumer finance products based upon price, available credit limits, monthly payment requirements and other product features. As a result, customer loyalty is often limited. We believe our focus on the specific needs of our customers, proprietary credit scoring models and strong analytics in all aspects of our business allow us to compete effectively for middle market customers.

Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.hsbcusa.com/hsbc_finance on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also

HSBC Finance Corporation

have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. You can request printed copies of this information at no charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

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

Certifications

In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of March 3, 2008.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

General business, economic, political and market conditions. Our business and earnings are affected by general business, economic, market and political conditions in the United States and abroad. Given the concentration of our business activities in the United States, we are particularly exposed to downturns in the United States economy. For example in a poor economic environment there is greater likelihood that more of our customers or counterparties could become delinquent on their loans or other obligations to us, which, in turn, could result in higher levels of provision for credit losses and charge-offs which would adversely affect our earnings. General business, economic and market conditions that could affect us include short-term and long-term interest rates, inflation, recession, monetary supply, fluctuations in both debt and equity capital markets in which we fund our operations, market value of consumer owned real estate throughout the United States, consumer perception as to the availability of credit and

HSBC Finance Corporation

the ease of filing of bankruptcy. In 2007, a significant slow down in the appreciation of property values was experienced through much of the United States. Certain markets experienced depreciation in property values, and this appears to be a growing trend. We believe that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration will extend at least through 2008. Continued or expanded slowing of appreciation or increased depreciation can be expected to result in higher delinquency and losses in our real estate portfolio. In addition, certain changes to the conditions described above could diminish demand for our products and services, or increase the cost to provide such products or services.

Mortgage lenders have tightened lending standards and eliminated many “affordability” products that generally carry higher risk, such as interest-only and introductory “teaser-rate” ARM loans. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. The ability to refinance and extract equity from their homes is no longer an option to many of our customers. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates for real estate secured loans in our portfolio. This is also expected to continue. In the fourth quarter of 2007, we have also seen unemployment rates rise in the same markets which are experiencing the greatest home value depreciation as well as continuing marked increases in gasoline and heating costs. Additionally, an increasing inventory of homes for sale combined with declining property values in many markets is resulting in increased loss severity on homes that are foreclosed and remarketed and is impacting the desire of some of our customers to continue to pay on the loan. Economy.com has recently indicated a number of U.S. market sectors may already be in a recession. If a widespread recessionary economy develops, additional losses are likely. If a severe recession ensues, additional losses are likely to be significant. It may be anticipated that market conditions may cause a contagion effect in other types of consumer loans, such as credit card and auto loans.

Acts or threats of war or terrorism, and actions taken by the United States or other governments in response to such acts or threats, as well as changes in political conditions could affect business and economic conditions in the United States and consequently, our earnings.

Adjustable rate mortgages. Our Mortgage Services business acquired a significant number of ARM loans that were originated in a period of unusually low interest rates. A substantial majority of these loans bore a fixed rate for the first two or three years of the loan, followed by annual interest and payment rate resets. As interest rates have fluctuated since June 2004, many of our customers holding ARMs in the Mortgage Services portfolio may face monthly payment increases following their first interest rate adjustment date. The decreased availability of refinancing alternatives has impacted the run-off that typically occurs as an ARM nears its first rate reset. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. The Mortgage Services portfolio also contains a significant number of second lien loans that are subordinated to an ARM held by a third party as well as interest-only loans. In 2008, approximately $3.7 billion of domestic ARM loans will have their initial payment rate reset based on the original contracted reset date. Additionally, in 2008, we anticipate approximately $1.3 billion of ARM loans modified under a new modification program introduced in October 2006, which are excluded from the reset numbers above, will experience their first reset. Continued inability to refinance could lead to an increase in delinquency, charge-off and losses.

Federal and state regulation. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Specifically, attempts by local, state and national regulatory agencies to control alleged “predatory” or discriminatory lending practices and to address perceived problems with the mortgage lending industry through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, including non-traditional mortgage products or tax refund anticipation loans, could affect us in substantial and unpredictable ways, including limiting the types of consumer loan products we can offer. With a changing political climate in Washington, D.C, the highly publicized difficulties in the mortgage markets and an upcoming election year, we anticipate increased consumer protection activity at the Federal level. In addition, new risk-based capital guidelines and reporting instructions, including changes in response to the Basel II Capital Accords could require a significant increase in our capital requirements or changes

HSBC Finance Corporation

in our funding mix, resulting in lower net income. We cannot determine whether such legislative or regulatory initiatives will be instituted or predict the impact such initiatives would have on our results.

Liquidity. Our liquidity is critical to our ability to operate our businesses, grow and be profitable. A compromise to our liquidity could therefore have a negative effect on our financial results. In 2007, the capital markets were severely disrupted and the markets continue to be highly risk averse and reactionary. Traditional providers of credit to the subprime market are either reducing their exposure to this asset class or markedly tightening the credit standards necessary to receive financing for subprime assets. This has raised our cost of funds. Potential conditions that could negatively affect our liquidity include diminished access to capital markets, unforeseen cash or capital requirements, an inability to sell assets or execute secured financing transactions due to reduced investor appetite for non-prime assets and an inability to obtain expected funding from HSBC subsidiaries and clients.

Our credit ratings are an important part of maintaining our liquidity, as a reduction in our credit ratings would also negatively affect our liquidity. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts material to us.

Management Projections. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair market value of certain assets and liabilities, among other items. In particular, loan loss reserve estimates are influenced by factors outside our control. HSBC Finance Corporation’s statistical model for estimating inherent probable credit losses in its loan portfolio is based upon historical data. As the recent downturn in the performance of the mortgage portfolio was sudden, dramatic and unprecedented, the statistical, historical models utilized by HSBC Finance Corporation have not fully captured inherent probable risk. As a result, judgment has become a more significant component of the estimation of inherent probable losses in the portfolio. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in the historical model, unexpected additional losses could result.

Lawsuits and regulatory investigations and proceedings. HSBC Finance Corporation or one of our subsidiaries is named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against us may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to us which could materially adversely affect our business, financial condition or results of operation, or cause us serious reputational harm. We anticipate that there will be increased litigation resulting from the mortgage market downturn as borrowers allege they obtained unaffordable loans or loans with terms that were unsuitable for that borrower.

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

HSBC Finance Corporation

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

Changes to operational practices from time to time, such as determinations to sell receivables from our domestic private label portfolio, structuring all new collateralized funding transactions as secured financings, or changes to our customer account management and risk management/collection policies and practices could materially positively or negatively impact our performance and results.

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

Changes in accounting standards. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Board of Governors of the Federal Reserve System, change the financial accounting and reporting standards that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

Competition. We operate in a highly competitive environment and while there has been significant consolidation in the financial services industry in 2007 and continuing into 2008, as the market stabilizes we expect competitive conditions to again intensify as the remaining players in the financial services industry will be larger, better-capitalized and more geographically-diverse companies. This will include lenders with access to government sponsored organizations that are capable of offering a wider array of consumer financial products and services at competitive prices. In addition, the traditional segregation of the financial services industry into prime and non-prime segments has eroded and in the future is expected to continue to do so, further increasing competition for our core customer base. Such competition may impact the terms, rates, costs and/or profits historically included in the loan products we offer or purchase. There can be no assurance that the significant and increasing competition in the financial services industry will not materially adversely affect our future results of operations.

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

HSBC Finance Corporation

There is no assurance that any business or portfolio in the future will be successfully integrated and will result in all of the positive benefits anticipated. If we are not able to integrate successfully any future acquisitions, there is the risk our results of operations could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2007.

Item 2. Properties.

Our operations are located throughout the United States, in 10 provinces in Canada and in the United Kingdom, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Brandon, Florida; Jacksonville, Florida; Tampa, Florida; Maitland, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Whitemarsh, Maryland; Hanover, Maryland; Baltimore, Maryland; Minnetonka, Minnesota; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Tulsa, Oklahoma; Tigard, Oregon; Chicago, Illinois; Deerfield, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Mount Prospect, Illinois; Prospect Heights, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Pomona, California; Salinas, California; San Diego, California; London, Kentucky; Sioux Falls, South Dakota; Fort Mill, South Carolina; Toronto, Ontario and Montreal, Quebec, Canada; and Windsor, Bracknell and Birmingham, United Kingdom. In January 2006 we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect, Chicago and Deerfield offices. Construction of the building began in the spring of 2006 with the move planned for first and second quarters of 2008. The new address of HSBC Finance Corporation is 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045.

Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of the office buildings in Windsor and Birmingham, United Kingdom operations, a credit card processing facility in Las Vegas, Nevada; a processing center in Vernon Hills, Illinois; and servicing facilities in Kentucky, Mt. Prospect, Illinois and Chesapeake, Virginia. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

Item 3. Legal Proceedings.

General

We are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation

HSBC Finance Corporation

and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future period depending on our income level for that period.

Consumer Litigation

During the past several years, the press has widely reported certain industry related concerns, including rising delinquencies, the tightening of credit and more recently, increasing litigation. Some of the litigation instituted against lenders is being brought in the form of purported class actions by individuals or by state or federal regulators or state attorneys general. Like other companies in this industry, we are involved in litigation regarding our practices. The cases generally allege inadequate disclosure or misrepresentation during the loan origination process. In some suits, other parties are also named as defendants. Unspecified compensatory and punitive damages are sought. The judicial climate in many states is such that the outcome of these cases is unpredictable. Although we believe we have substantive legal defenses to these claims and are prepared to defend each case vigorously, a number of such cases have been settled or otherwise resolved for amounts that in the aggregate are not material to our operations. Insurance carriers have been notified as appropriate.

Loan Discrimination Litigation

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in four class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial, (N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG(ANx)), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL(RCx) and Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. At this time, we are unable to quantify the potential impact from these actions, if any.

City of Cleveland Litigation

On January 10, 2008, a suit captioned, City of Cleveland v. Deutsche Bank Trust Company , et al. (No. 1:08-CV-00139), was filed in the Cuyahoga County Common Pleas Court against twenty-one financial services entities. HSBC Finance Corporation is a defendant. The City of Cleveland (“City”) seeks damages it allegedly incurred relating to property foreclosures. The alleged damages are claimed to be the result of defendants’ creation of a public nuisance in the City through their respective involvement as lenders and/or securitizers of sub-prime mortgages on properties located in Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio. On January 17, 2008, the City filed a motion seeking a Court order remanding the case back to state Common Pleas Court.

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

HSBC Finance Corporation

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

The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also dismissed all alleged § 10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. Fact discovery is concluded. Expert discovery is presently expected to conclude on March 16, 2008. Separately, one of the defendants, Arthur Andersen LLP, entered into a settlement of the claims against Arthur Andersen. This settlement received Court approval in April, 2006. At this time we are unable to quantify the potential impact from this action, if any.

With respect to this securities litigation, we believe that we have not, and our officers and directors have not, committed any wrongdoing and there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

HSBC Finance Corporation

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable

HSBC Finance Corporation

Item 6. Selected Financial Data.

On March 28, 2003, HSBC Holdings plc (“HSBC”) acquired HSBC Finance Corporation (formerly Household International, Inc.). This resulted in a new basis of accounting reflecting the fair market value of our assets and liabilities for the “successor” periods beginning March 29, 2003. Information for the “predecessor” period prior to the merger is presented using our historical basis of accounting, which impacts comparability to our “successor” periods. To assist in the comparability of our financial results, the “predecessor period” (January 1 to March 28, 2003) has been combined with the “successor period” (March 29 to December 31, 2003) to present “combined” results for the year ended December 31, 2003.

						Mar. 29	Jan. 1
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Through	Through
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31	Mar. 28,
	2007	2006	2005	2004	2003	2003	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Combined)	(Successor)	(Predecessor)
	(in millions)
Statement of Income Data
Net interest income and other revenues excluding the credit risk component of fair value optioned debt-operating basis(1)	$15,334	$15,611	$13,347	$12,454	$11,672	$8,888	$2,784
Credit risk component of fair value optioned debt	1,616	-	-	-	-	-	-
Gain on bulk sale of private label receivables(2)	-	-	-	663	-	-	-
Provision for credit losses-operating basis(1)	11,026	6,564	4543	4,296	3,967	2,991	976
Goodwill and other intangible asset impairment charges	4,891	-	-	-	-	-	-
Total costs and expenses, excluding goodwill and other intangible asset impairment charges and nonrecurring expense items(1)	6,884	6,760	6,141	5,691	5,032	3,850	1,182
HSBC acquisition related costs incurred by HSBC Finance Corporation	-	-	-	-	198	-	198
Adoption of FFIEC charge-off policies for domestic private label and credit card portfolios(1),(7)	-	-	-	190	-	-	-
Income tax expense (benefit)	(945)	844	891	1,000	872	690	182

Net income (loss)(1)	$(4,906)	$1,443	$1,772	$1,940	$1,603	$1,357	$246

Year Ended December 31,	2007	2006	2005	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Combined)
	(in millions)
Balance Sheet Data
Total assets	$165,504	$179,218	$156,522	$130,190	$119,052
Receivables:(2)
Domestic:
Real estate secured	$84,461	$94,332	$79,792	$61,946	$49,026
Auto finance	12,899	12,193	10,434	7,490	4,138
Credit card	30,091	27,499	23,963	12,371	9,577
Private label	147	289	356	341	9,732
Personal non-credit card	18,045	18,245	15,900	12,049	9,624
Commercial and other	144	181	208	315	399

Total domestic	$145,787	$152,739	$130,653	$94,512	$82,496

HSBC Finance Corporation

Year Ended December 31,	2007	2006	2005	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Combined)
	(in millions)

Foreign:
Real estate secured	$4,200	$3,552	$3,034	$2,874	$2,195
Auto finance	358	311	270	54	-
Credit card	299	215	147	2,264	1,605
Private label	2,946	2,220	2,164	3,070	2,872
Personal non-credit card	2,604	3,122	3,645	4,079	3,208
Commercial and other	-	-	-	2	2

Total foreign	$10,407	$9,420	$9,260	$12,343	$9,882

Total receivables:
Real estate secured	$88,661	$97,885	$82,826	$64,820	$51,221
Auto finance	13,257	12,504	10,704	7,544	4,138
Credit card	30,390	27,714	24,110	14,635	11,182
Private label	3,093	2,509	2,520	3,411	12,604
Personal non-credit card	20,649	21,367	19,545	16,128	12,832
Commercial and other	144	181	208	317	401

Total owned receivables	$156,194	$162,160	$139,913	$106,855	$92,378

Commercial paper, bank and other borrowings	$8,424	$11,055	$11,454	$9,060	$9,354
Due to affiliates(3)	14,902	15,172	15,534	13,789	7,589
Long term debt	123,262	127,590	105,163	85,378	79,632
Preferred stock(4)	575	575	575	1,100	1,100
Common shareholder’s equity(4),(5)	13,584	19,515	18,904	15,841	16,391

Year Ended December 31,	2007	2006	2005	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Combined)
Selected Financial Ratios
Return on average assets(1)	(2.80)%	.85%	1.27%	1.57%	1.46%
Return on average common shareholder’s equity(1)	(26.59)	7.07	9.97	10.99	10.89
Net interest margin	6.46	6.57	6.73	7.33	7.75
Efficiency ratio(1)	68.69	41.55	44.10	42.05	42.97
Consumer net charge-off ratio(1)	4.22	2.97	3.03	4.00	4.06
Consumer two-month-and-over contractual delinquency	7.41	4.59	3.89	4.13	5.40
Reserves as a percent of net charge-offs(8)	162.4	145.8	123.8	89.9	105.7
Reserves as a percent of receivables(9)	6.98	4.06	3.23	3.39	4.11
Reserves as a percent of nonperforming loans	123.4	114.8	106.9	100.9	92.8
Common and preferred equity to owned assets	8.56%	11.21%	12.43%	13.01%	14.69%
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)(6)(9)	13.98	11.02	10.55	9.04	9.50
Tangible common equity to tangible managed assets	6.09	6.08	6.07	4.67	5.04
Excluding HSBC acquisition purchase accounting adjustments:
TETMA + Owned Reserves	14.18	11.67	11.51	10.75	11.42
Tangible common equity to tangible managed assets(6)	6.27	6.72	7.02	6.38	6.98

HSBC Finance Corporation

(1)	The following table, which contains non-U.S. GAAP financial information is provided for comparison of our operating trends only and should be read in conjunction with our U.S. GAAP financial information. For 2004, the operating trends, percentages and ratios presented below exclude the $121 million decrease in net income relating to the adoption of Federal Financial Institutions Examination Council (“FFIEC”) charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card receivables and the $423 million (after-tax) gain on the bulk sale of domestic private label receivables (excluding retail sales contracts at our Consumer Lending business) to an affiliate, HSBC Bank USA, National Association (“HSBC Bank USA”). For 2003, the operating results, percentages and ratios exclude $167 million (after-tax) of HSBC acquisition related costs and other merger related items. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” in Management’s Discussion and Analysis for additional discussion and quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Year Ended December 31,	2007	2006	2005	2004	2003

	(Successor)	(Successor)	(Successor)	(Successor)	(Combined)
	(dollars are in millions)

Operating net income (loss)	$(4,906)	$1,443	$1,772	$1,638	$1,770
Return on average assets	(2.80)%	.85%	1.27%	1.32%	1.61%
Return on average common shareholder’s equity	(26.59)	7.07	9.97	9.21	12.08
Consumer net charge-off ratio	4.22	2.97	3.03	3.84	4.06
Efficiency ratio	68.69	41.55	44.10	43.84	41.21

(2)	During 2007, we sold $2.7 billion of real estate secured loans from the Mortgage Services loan portfolio. In November 2006, we purchased $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) and we sold the capital stock of our operations in the Czech Republic, Hungary and Slovakia (the “European Operations”) to a wholly owned subsidiary of HSBC Bank plc (“HBEU”), which included $199 million of private label and personal non-credit card receivables. In the fourth quarter of 2006 we purchased Solstice Capital Group Inc. (“Solstice”) which included $32 million of real estate secured receivables. In 2005, we sold our U.K. credit card business, which included receivables of $2.5 billion, to HBEU and acquired $5.3 billion in credit card receivables in conjunction with our acquisition of Metris Companies, Inc. (“Metris”). In 2004, we sold $.9 billion of higher quality non-conforming real estate secured receivables and sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) of $12.2 billion to HSBC Bank USA. In 2003, we sold $2.8 billion of higher quality non-conforming real estate secured receivables to HSBC Bank USA and acquired owned basis private label portfolios totaling $1.2 billion and credit card portfolios totaling $.9 billion.

(3)	We received $44.5 billion, $44.6 billion, $44.1 billion, $35.7 billion and $14.7 billion in HSBC related funding as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively. See Liquidity and Capital Resources for the components of this funding.

(4)	In conjunction with the acquisition by HSBC, our 7.625%, 7.60%, 7.50% and 8.25% preferred stock was converted into the right to receive cash which totaled approximately $1.1 billion. In consideration of HSBC transferring sufficient funds to make these payments, we issued $1.1 billion Series A preferred stock to HSBC on March 28, 2003. Also on March 28, 2003, we called for redemption of our $4.30, $4.50 and 5.00% preferred stock. In September 2004, HSBC North America Holdings Inc. (“HSBC North America”) issued a new series of preferred stock to HSBC in exchange for our Series A preferred stock. In October 2004, HSBC Investments (North America) Inc. (“HINO”) issued a new series of preferred stock to HSBC North America in exchange for our Series A preferred stock. Our Series A preferred stock was exchanged by HINO for $1.1 billion of additional common equity in December 2005. In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B to third parties.

(5)	In 2007, we received capital contributions of $950 million from HINO to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. In 2006, we received a capital contribution of $163 million from HINO to fund a portion of the purchase of our acquisition of the Champion portfolio. In 2005, we received a capital contribution of $1.2 billion from HINO to fund a portion of the purchase of our acquisition of Metris. Common shareholder’s equity at December 31, 2007, 2006, 2005, 2004 and 2003 reflects push-down accounting adjustments resulting from the HSBC merger.

(6)	TETMA + Owned Reserves and tangible common equity to tangible managed assets excluding HSBC purchase accounting adjustments are non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management or certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

(7)	In December 2004, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the FFIEC for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios. The adoption of the FFIEC charge-off policies resulted in a reduction to net income of $121 million in the fourth quarter of 2004. The domestic private label portfolio was subsequently sold to HSBC Bank USA on December 29, 2004.

(8)	This ratio was positively impacted in 2007 and 2006 by markedly higher loss estimates at our Mortgage Services business and, in 2007, at our Consumer Lending business, as the related charge-offs will occur in future periods. In addition, the acquisition of Metris in December 2005 has positively impacted this ratio in 2005. Reserves as a percentage of net charge-offs excluding Metris at December 31, 2005 was 118.2 percent. Additionally, the adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios and subsequent sale of the domestic private label portfolio (excluding retail sales contracts at our consumer lending business) in December 2004 have negatively impacted these ratios. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the domestic private label portfolio sold in 2004 and the impact of adopting FFIEC charge-off policies for these portfolios was 109.2 percent.

(9)	This ratio was positively impacted in 2007 and 2006 by markedly higher credit loss reserves at our Mortgage Services business and, in 2007, at our Consumer Lending business.

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

HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States, Canada, and prior to November 9, 2006, Slovakia, the Czech Republic and Hungary (“European Operations”). We also currently offer consumer loans in the United Kingdom and the Republic of Ireland. Our lending products include real estate secured loans, auto finance loans, MasterCard(1)(, Visa(1), American Express(1) and Discover(1)credit card loans (“Credit Card”), private label credit card loans, including retail sales contracts and personal non-credit card loans. We also initiate tax refund anticipation loans and other related products in the United States and offer specialty insurance products in the United States, Canada and prior to November 1, 2007, the United Kingdom. Subsequent to the sale of our United Kingdom insurance operations in November 2007 to Aviva plc and its subsidiaries (“Aviva”), insurance products distributed in the United Kingdom through our branch network are underwritten by Aviva. We generate cash to fund our businesses primarily by collecting receivable balances, issuing commercial paper, medium and long term debt; borrowing from HSBC subsidiaries and customers and borrowing under secured financing facilities. We use the cash generated to invest in and originate new receivables, to service our debt obligations and to pay dividends to our parent.

2007 Events

•	We continue to monitor the impact of several trends affecting the mortgage lending industry. Industry statistics and reports indicate that mortgage loan originations throughout the industry from 2005, 2006 and 2007 are performing worse than originations from prior periods. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets such as California, Florida and Arizona, while the period of time properties remain on the market continues to increase. During the second half of 2007, there has been unprecedented turmoil in the mortgage lending industry, including rating agency downgrades of debt secured by subprime mortgages of some issuers which resulted in a marked reduction in secondary market demand for subprime loans. The lower demand for subprime loans resulted in reduced liquidity in the marketplace for subprime mortgages. Mortgage lenders have tightened lending standards which impacts a borrower’s ability to refinance existing mortgage loans. It is now generally believed that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration will extend at least through 2008. The combination of these factors has further reduced the refinancing opportunities of some of our customers as the ability to refinance and access any equity in their homes is no longer an option to many customers. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates for real estate secured loans in our portfolio and across the industry.

In the fourth quarter of 2007, we have also seen unemployment rates rise in the same markets which are experiencing the greatest home value depreciation, continued marked increases in gasoline and home heating costs as well as a general slowing of the U.S economy. Economy.com has recently indicated a number of U.S. market sectors may already be in a recession. These economic conditions have also impacted the ability of some borrowers to make payments on their loans, including any increase in their adjustable rate mortgage (“ARM”) loan payment as the interest rates on their loans adjust under their contracts. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability

((1) MasterCard is a registered trademark of MasterCard International, Incorporated; Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Novus Credit Services, Inc.

HSBC Finance Corporation

to repay any underlying second lien mortgage loan on a property. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. The increasing inventory of homes for sale and declining property values in many markets is resulting in increased loss severity on homes that are foreclosed and remarketed and is impacting the desire of some of our customers to continue to pay on their loans.

Consumer Lending experienced relatively stable performance in its portfolio throughout 2006 and into the first half of 2007. Notwithstanding this relatively stable performance, in late 2006 and early 2007 we reported that we were beginning to experience weakening early stage performance in certain Consumer Lending real estate secured loans originated since late 2005, consistent with the industry trend. This trend worsened materially in second half of 2007 as the weakening early stage delinquency continued to deteriorate and migrate into later stage delinquency, largely a result of the marketplace conditions discussed above. Credit performance of our Consumer Lending mortgage portfolio deteriorated across all vintages during the second half of 2007, but in particular in loans which were originated in 2006 and the first half of 2007. Dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate portfolio increased $1.1 billion, or 106 percent in 2007. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the housing market downturn and rising unemployment rates, particularly in the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 55 percent of the increase in dollars of two-months-and-over contractual delinquency during 2007. At December 31, 2007 40 percent of Consumer Lending’s real estate portfolio was located in these nine states. This worsening trend and an outlook for increased charge-offs has resulted in a marked increase in the provision for credit losses at our Consumer Lending business in 2007.

In response to this deterioration, Consumer Lending has taken steps to address the growing delinquency in its portfolios by expanding the use of its foreclosure avoidance program as well as increasing collection staffing. In addition, Consumer Lending took the following actions in the second half of the year to reduce risk in its real estate secured and personal non-credit card receivable portfolios going forward:

•	Tightening of credit score and debt-to income requirements for first lien loans

•	Reduction in loan-to-value (“LTV”) ratios in first and second lien loans

•	Elimination of the small volume of ARM loan originations

•	Elimination of the personal homeowner loan (“PHL”) product

•	Tightening underwriting criteria for all products

•	Elimination of guaranteed direct mail loans to new customers

These actions resulted in lower new loan originations in the fourth quarter of 2007 and are expected to materially reduce origination volume in our Consumer Lending business going forward. The scale of the reduction in business in 2008 due to the risk reduction measures outlined above would reduce Consumer Lending’s finance and other interest income by approximately 5 percent (approximately $400 million based upon 2007 finance and other interest income.)

In 2006, we began a branch optimization initiative with the objective of increasing the number of branches in better performing markets and decreasing the number of branches in underperforming markets. As a result of the marketplace turmoil in the second half of 2007 discussed above, rising delinquencies and charge-offs, the markedly lower origination volumes projected for 2008, and a desire to achieve cost-savings, a new effort was initiated in the fourth quarter to consider a more aggressive approach to sizing the branch network and recorded a restructuring charge of $25 million related to this effort. As a result we have reduced our Consuming Lending branch network from 1,382 branches at December 31, 2006 to approximately 1,000 branches at December 31, 2007. No further costs resulting from this decision are anticipated. We currently estimate that expenses could be reduced by approximately $150 million in 2008 as a result of these actions.

HSBC Finance Corporation

We believe that this resized branch network will allow us to achieve desired cost-savings as well as position us for future growth when the market returns to normalized levels.

In 2006, we reported that we began to experience a deterioration in the credit performance of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolio. We have continued to experience higher than normal delinquency levels in 2007 in these portions of our Mortgage Services portfolio. In the second half of 2007, we experienced further credit deterioration in these portions of the Mortgage Services loan portfolio due to the marketplace conditions discussed above and a slowing U.S. economy. As a result, delinquency in our Mortgage Services business increased markedly compared to the first half of 2007. Overall, dollars of two-months-and-over contractual delinquency in our Mortgage Services business increased $1.7 billion or 75 percent in 2007. A significant number of our second lien customers have underlying adjustable rate first mortgages that face repricing in the near-term which in certain cases also negatively impact the probability of repayment on the related second lien mortgage loan. As the interest rate adjustments will occur in an environment of lower home value appreciation or depreciation and tightening credit, we expect the probability of default for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien held by another lender will be greater than what we have historically experienced prior to late 2006.

Numerous risk mitigation efforts have been implemented relating to the affected components of the Mortgage Services portfolio. These include enhanced segmentation and analytics to identify the higher risk portions of the portfolio and increased collections capacity. As appropriate and in accordance with defined policies, we restructure and/or modify loans if we believe the customer has the ability to pay for the foreseeable future under the restructured/modified terms. Modifications may be permanent, but most in 2006 and 2007 were six-months or twelve-months in duration. We are currently developing longer term modification programs that will be based on customers needs and ensure we maximize future cash flow. Going forward, we will be offering our customers longer term modifications, potentially up to 5 years. At the end of a temporary modification term, the ability of customers to pay will be re-evaluated and, if necessary and the customer qualifies for another modification, an additional temporary or permanent modification may then be granted. Loans granted a modification that equals or exceeds twelve months, including those receiving two consecutive six-month modifications, are reserved for as a troubled debt restructure in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” which requires a cash flow analysis to assess impairment. We are also contacting customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment in order to assess their ability to make the adjusted payment and, as appropriate, modify the loans. As a result of this specific risk mitigation effort, we modified more than 8,500 loans with an aggregate balance of $1.4 billion in 2007 and modified more than 10,300 loans with an aggregate balance of $1.6 billion since the inception of the program. Additionally in 2007, we refinanced more than 4,000 customers of our Mortgage Services business with adjustable rate mortgages to fixed rate loans with an outstanding receivable balance at December 31, 2007 of $679 million. For all our receivable portfolios, we have markedly increased our collection capacity.

In the fourth quarter of 2007, the market conditions discussed above have also resulted in higher than expected delinquency levels in our domestic credit card and auto finance receivables although the increased delinquency in our domestic auto finance portfolio is not as severe as has been experienced elsewhere in the industry. Dollars of two-months-and-over contractual delinquency in our domestic credit card receivables increased $474 million, or 37 percent in 2007 and for our domestic auto finance receivables increased $65 million, or 16 percent. The increase in delinquency in our credit card receivable portfolio is across all vintages, primarily in the same markets experiencing the greatest home value depreciation. Rising unemployment rates in these markets and a weakened U.S. economy is also contributing to these increases. As a result of these marketplace and broader economic conditions we expect the increasing trend in delinquency and charge-off in dollars and percentages to continue in all products in our domestic receivable portfolios.

HSBC Finance Corporation

We expect our Mortgage Services and Consumer Lending portfolios to remain under significant pressure in 2008 as the affected originations season further. We expect these marketplace and broader economic conditions will have a marked impact on our overall delinquency and charge-off dollars and percentages in 2008 as compared to 2007, the extent of which will be based on future economic conditions, their impact on customer payment patterns and other factors which are beyond our control.

•	In March 2007, we decided to discontinue correspondent channel acquisitions by our Mortgage Services business and in June 2007 indicated that our Decision One wholesale operation, which closed loans sourced by brokers primarily for resale, would continue operations, largely reselling such loans to an HSBC affiliate. However, the aforementioned recent turmoil in the mortgage lending industry caused us to re-evaluate our strategy and in September 2007, when we concluded that recovery of a secondary market for subprime loan products was uncertain and, at a minimum, that market could not be expected to stabilize in the near term, we announced that we closed Decision One’s origination operations. The decision to terminate the operations of our Decision One business when coupled with our previous announcement of the discontinuation of correspondent channel acquisitions resulted in the impairment of the goodwill allocated to the Mortgage Services business and, as such, we recorded a non-cash impairment charge of $881 million in the third quarter of 2007 to write-off all of the goodwill allocated to this business. The actions described above, combined with normal portfolio attrition including refinance and charge-off, will continue to result in significant reductions in the principal balance of our Mortgage Services loan portfolio in 2008.

•	As the developments in the mortgage industry have continued to unfold, in addition to the decisions related to our Mortgage Services and Consumer Lending businesses discussed above, in 2007 we initiated an ongoing in-depth analysis of the risks and strategies of our remaining businesses and product offerings. The following summarizes the changes we have implemented in 2007 or intend to implement in the future:

–	Credit Card Services: During the fourth quarter of 2007 we implemented certain changes related to fee and finance charge billings as a result of continuing reviews to ensure our practices fully reflect our brand principles. While estimates of the potential impact of these changes are based on numerous assumptions and take into account factors which are difficult to predict, such as changes in customer behavior, we estimate that these changes reduced fee and finance charge income by approximately $55 million in 2007 and will reduce fee and finance charge income in 2008 by up to approximately $250 million. Also in the fourth quarter of 2007, we began slowing receivable and account growth by tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines and tightening underwriting criteria for credit line increases. Additionally we have reduced balance transfer volume and tightened cash access. In addition, we are also considering the sale of our General Motors (“GM”) MasterCard and Visa portfolio to HSBC Bank USA. See “Segment Results – IFRS Management Basis” included in this MD&A for further discussion.

–	Auto Finance: Throughout 2007, we continued to shift the mix of new originations to a higher credit quality by eliminating higher risk loan populations. These actions have reduced volume in 2007 by 20-25 percent in our dealer channel and are expected to continue to reduce volume into 2008 resulting in reduced net income and narrower spreads over time. We have also begun to shift the mix of new loan volume in the direct-to-consumer channel to higher credit quality. Additionally in August 2007, a decision was made to terminate unprofitable alliance agreements with third parties which is not expected to have a significant impact to origination volume going forward.

In anticipation of a continuation of the slowing of the economy, we are implementing additional actions to reduce risk in 2008 originations which will result in further volume reductions going forward.

–	Retail Services: We implemented numerous credit-tightening efforts across our retail merchant base, including the power sports industry, and reduced contingent lines with inactive accounts.

–	United Kingdom: As part of our review, we tightened underwriting criteria for all product offerings. We discontinued offering second lien loans with a LTV ratio greater than 100 percent through our branch network and second lien loans with a LTV ratio greater than 90% through our broker channel. This caused

HSBC Finance Corporation

a material reduction in origination volumes of real estate secured loans in this business in the fourth quarter. In December 2007, we signed a two year extension through 2009 with our largest retail partner, the Dixon Stores Group. In November 2007, in a continued effort to simplify the business, we sold our United Kingdom insurance operations to Aviva. See “Segment Results – IFRS Management Basis” included in this MD&A for further discussion of this disposal. We continue to evaluate the scope of our other United Kingdom operations.

–	Canada: In order to align our lending strategies in the U.S. and Canada, we tightened underwriting criteria for various real estate and unsecured products and eliminated PHL product offerings in Canada which resulted in lower volumes. As a result, we closed 29 branches in the fourth quarter of 2007. We also decided to reduce the mortgage operations in Canada which closed loans sourced by brokers. We are currently reorganizing the Canadian business into two regions to optimize management efficiencies and to reduce expenses.

–	Taxpayer Financial Services: In early 2007, we began a strategic review of our Taxpayer Financial Services (“TFS”) business to ensure we offer only the most value-added financial services tax products. As a result, in March 2007 we decided that beginning with the 2008 tax season we will discontinue pre-season and pre-file loan products. We have also elected not to renew contracts with certain third-party preparers as they came up for renewal and have negotiated early termination agreements with others. In the fourth quarter, we have also decided to stop participating in cross collection activities with other refund anticipation loan providers. We estimate these actions could reduce Taxpayer Financial Services revenue by approximately $110 million in 2008.

Beginning in 2007, we implemented ongoing in-depth cost containment measures which will continue into 2008. This includes centralizing certain cost functions and increasing the use of HSBC affiliates outside of the United States to provide various support services to our operations including, among other areas, customer service, systems, collection and accounting functions. When coupled with the resizing of the Consumer Lending branch network discussed above, we believe we will be appropriately positioned for future growth when market conditions improve.

•	As a result of the strategic changes discussed above, during the fourth quarter of 2007 we performed interim goodwill and other intangible impairment tests for the businesses where significant changes in the business climate have occurred as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). These tests revealed that the business climate changes, including the subprime marketplace conditions discussed above, when coupled with the changes to our product offerings and business strategies completed through the fourth quarter of 2007, have resulted in an impairment of all goodwill allocated to our Consumer Lending (which includes Solstice) and Auto Finance businesses as well as all tradename and customer relationship intangibles relating to the HSBC acquisition allocated to our Consumer Lending business. Therefore, we recorded an impairment charge in the fourth quarter of 2007 of $3,320 million relating to our Consumer Lending business ($858 million associated with the tradename and customer relationship intangibles) and a $312 million goodwill impairment charge relating to our Auto Finance business. These impairments represent all of the goodwill previously allocated to these businesses and all of HFC and Beneficial tradenames and customer relationship intangibles associated with the HSBC acquisition allocated to the Consumer Lending business. In addition, the changes to product offerings and business strategies completed through the fourth quarter of 2007 have also resulted in an impairment of the goodwill allocated to our United Kingdom business. As a result, an impairment charge of $378 million was recorded in the fourth quarter of 2007 representing all of the goodwill previously allocated to this business. For all other businesses, the fair value of each of these reporting units continues to exceed its carrying value including goodwill.

HSBC Finance Corporation

•	In May 2007, we decided to integrate our Retail Services and Credit Card Services business. Combining Retail Services with Credit Card Services enhances our ability to provide a single credit card and private label solution for the market place. We anticipate the integration of management reporting will be completed in the first quarter of 2008 and at that time will result in the combination of these businesses into one reporting segment in our financial statements.

•	In the third quarter of 2007, we decided to close our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volumes. The Carmel Facility provided loan underwriting, processing and collection activities for the operations of our Consumer Lending and Mortgage Services business. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business.

•	In the fourth quarter of 2007, Moody’s, Standard & Poor’s and Fitch changed the total outlook on our issuer default rating from “positive” to “stable.”

•	We have facilities with commercial and investment banks under which our domestic operations may issue securities backed with auto finance, credit card and personal non-credit card receivables which are renewable at the bank’s option. As a result of the unprecedented turmoil in the marketplace, there has been a marked reduction in secondary market demand for subprime loans. As a result we anticipate that in 2008, certain of these facilities will not be renewed and that others will be renewed at higher prices. In addition, our single seller mortgage facility was not renewed in 2007. In spite of these actions, we believe we will continue to have adequate sources of funds.

•	In the first quarter of 2007, HSBC Investments (North America) Inc.(“HINO”) made a capital contribution to us of $200 million and in the fourth quarter of 2007 made an additional capital contribution to us of $750 million, each in exchange for one share of common stock. These capital contributions were to support ongoing operations and to maintain capital at levels that we believe are prudent in the current market conditions. During 2007, we paid $812 million of dividends to HINO. On February 12, 2008, HINO made a capital contribution to us of $1.6 billion in exchange for one share of common stock.

•	Effective January 1, 2007, we early adopted SFAS No. 159 which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. The adoption of SFAS No. 159 resulted in an after-tax cumulative-effect reduction to the January 1, 2007 opening balance of retained earnings of $538 million. See Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Long Term Debt (With Original Maturities Over One Year),” to the accompanying consolidated financial statements for further discussion of the adoption of SFAS No. 159.

•	Effective January 1, 2007, we elected to early adopt FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. The adoption of SFAS No. 157 did not have any impact on our financial position or results of operations.

•	Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). The adoption resulted in the reclassification of $65 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits. See Note 15, “Income Taxes”, to the accompanying consolidated financial statements.

HSBC Finance Corporation

Performance, Developments and Trends

The net loss was $4.9 billion in 2007 compared to net income of $1.4 billion in 2006 and $1.8 billion in 2005. Our 2007 results were markedly impacted by goodwill impairment charges of $3,763 million (after-tax) relating to our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses as well as by impairment charges of $541 million (after-tax) relating to the HFC and Beneficial tradenames and customer relationship intangibles relating to our Consumer Lending business. This was partially offset by gains from the change in the credit risk component of our fair value optioned debt which resulted from our adoption of SFAS No. 159, which increased net income by $1,017 million (after-tax) in 2007. The combined impact of these items was to increase our net loss by $3,287 million in 2007. Excluding the impact of these items, the net loss in 2007 was largely due to a markedly higher provision for credit losses and the impact of lower receivable growth. Lower receivable growth was driven by the discontinuance of correspondent channel acquisitions in the first quarter of 2007 and the changes in product offerings beginning in the second half of 2007. In addition, higher other revenues and higher net interest income were partially offset by higher costs and expenses excluding the goodwill and other intangible asset impairment charges.

The increase in provision for credit losses in 2007 primarily reflects higher loss estimates in our Consumer Lending, Credit Card Services and Mortgage Services businesses due to the following:

•	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio in the second half of 2007. Weakening early stage delinquency previously reported continued to worsen in 2007 and migrate into later stage delinquency due to the marketplace changes previously discussed. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase were higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006. At December 31, 2007, the outstanding principal balance of these acquired second lien loans was approximately $1.0 billion. Additionally, higher loss estimates in Consumer Lending’s personal non-credit card portfolio contributed to the increase due to seasoning, a deterioration of 2006 and 2007 vintages in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005.

•	Credit Card Services experienced higher loss estimates as a result of higher average receivable balances, portfolio seasoning, higher levels of non-prime receivables originated in 2006 and in the first half of 2007, as well as the increased levels of personal bankruptcy filings discussed above. Additionally, in the fourth quarter of 2007, Credit Card Services began to experience increases in delinquency in all vintages, particularly in the markets experiencing the greatest home value depreciation. Rising unemployment rates in these markets and a weakening U.S. economy also contributed to the increase.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the second lien and portions of the first lien portfolios purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the second half of 2007, our Mortgage Services portfolio also experienced higher loss estimates as receivable run-off continued to slow and the mortgage lending industry trends we had been experiencing worsened.

In addition to the factors discussed above, our provision for credit losses in 2007 for our United Kingdom business reflects a $93 million increase in credit loss reserves, resulting from a refinement in the methodology used to calculate roll rate percentages to be consistent with our other businesses and which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio as well as higher loss estimates for restructured loans of $68 million. These increases to credit loss reserves were more than offset by improvements in delinquency and charge-offs which resulted in an overall lower credit loss provision in our United Kingdom business.

On a consolidated basis, we recorded loss provision in excess of net charge-offs of $4,310 million in 2007 compared to $2,045 million in 2006. Consequently, our credit loss reserve levels increased markedly in 2007. Reserve levels

HSBC Finance Corporation

for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Consumer Lending		Mortgage Services
Year Ended December 31,	2007	2006	2007	2006

	(in millions)

Credit loss reserves at beginning of period	$278	$295	$2,085	$421
Provision for credit losses	1,696	351	3,051	2,202
Charge-offs	(597)	(378)	(1,605)	(557)
Recoveries	9	9	63	22
Release of credit loss reserves related to loan sales	-	-	(21)	-
Other, net	-	1	-	(3)

Credit loss reserves at end of period	$1,386	$278	$3,573	$2,085

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

Costs and expenses were negatively impacted by the goodwill and other intangible asset impairment charges of $4.9 billion related to our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses as discussed above as well as by restructuring charges totaling $106 million, primarily related to the decisions to discontinue correspondent channel acquisitions, cease Decision One operations, reduce our Consumer Lending and Canadian branch networks and close the Carmel Facility. The net impact of these decisions has been to reduce headcount by approximately 4,100 or 13 percent in the second half of 2007. Excluding the goodwill and other intangible asset impairment charges and restructuring charges, costs and expenses decreased in 2007, despite higher levels of average receivables and added collection capacity, due to lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs and REO expenses.

The increase in net interest income in 2007 was due to higher average receivables and an improvement in the overall yield on the portfolio, partly offset by higher interest expense due to a higher cost of funds. As discussed more fully below, the overall yield improvements reflect repricing initiatives and changes in receivable mix, partially offset by growth in non-performing assets. Other revenues increased in 2007 due to higher fee income as a result of higher volumes in our credit card portfolios and the impact of adopting SFAS No. 159 as credit spreads widened in 2007, partially offset by lower derivative income, lower insurance revenue and lower other income due to realized losses incurred on sales of real estate secured receivables by our Decision One mortgage operations and from the sale of $2.7 billion real estate secured receivables from the Mortgage Services portfolio. The lower derivative income was due to changes in the interest rate curve as declining interest rates resulted in a lower value of our interest rate swaps as compared to the prior periods. Also, as a result of the adoption of SFAS No. 159, we eliminated hedge accounting for essentially all fixed rate debt designated at fair value, lowering derivative income. The fair value change in the associated swaps, which accounted for the majority of the derivative income in 2006, is now reported as “Gain on debt designated at fair value and related derivatives” in the consolidated statement of income (loss) along with the mark-to-market on the fixed rate debt. Lower insurance revenues primarily reflect lower insurance sales volumes in the U.K. prior to the sale of our U.K. Insurance operations in November 2007. Amortization of purchase accounting fair value adjustments decreased net income by $119 million in 2007 and increased net income by $96 million in 2006.

Net income decreased markedly in 2006 primarily due to a substantial increase in our provision for credit losses and higher costs and expenses, which was partially offset by higher net interest income and higher other revenues. As discussed above, the higher provision for credit losses was largely driven by higher delinquency and losses at our Mortgage Services business as loans acquired in 2005 and 2006 in the second lien and portions of the first lien real estate secured portfolio are experiencing markedly higher delinquency and, for loans acquired in 2005 and early

HSBC Finance Corporation

2006, higher charge-offs. Also contributing to the increase in loss provision was the impact of higher receivable levels and portfolio seasoning including the Metris portfolio acquired in December 2005. These increases were partially offset by lower bankruptcy losses as a result of reduced filings following the bankruptcy law changes in October 2005, the benefit of stable unemployment levels in the United States and a reduction in the estimated loss exposure resulting from Hurricane Katrina. Costs and expenses increased to support receivables growth including the full year impact in 2006 of our acquisition of Metris in December 2005, as well as increases in REO expenses as a result of higher volumes and higher losses on sale. These increases were partially offset by lower expenses at our U.K. business following the sale of the cards business in December 2005 and lower intangible amortization. The increase in net interest income was due to growth in average receivables and an improvement in the overall yield on the portfolio, partly offset by a higher cost of funds. Changes in receivable mix also contributed to the increase in yield due to the impact of increased levels of higher yielding credit card receivables due to lower securitization levels and our acquisition of Metris which contributed $161 million of net income in 2006. Other revenues on an operating basis increased primarily due to higher fee income and enhancement services revenue, as well as higher affiliate servicing fees, partially offset by lower other income, lower derivative income and lower securitization related income. Fee income and enhancement services revenue were higher in 2006 as a result of higher volumes in our credit card portfolios, primarily resulting from our acquisition of Metris. The increase in fee income was partially offset by the impact of FFIEC guidance which limits certain fee billings for non-prime credit card accounts. Affiliate servicing fees increased due to higher levels of receivables being serviced. The decrease in other income was primarily due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations and an increase in the liability for estimated losses from indemnification provisions on Decision One loans previously sold. The decrease in derivative income was primarily due to a rising interest rate environment and a significant reduction during 2005 in the population of interest rate swaps which did not qualify for hedge accounting under SFAS No. 133. Securitization related revenue decreased due to reduced securitization activity. Amortization of purchase accounting fair value adjustments increased net income by $96 million in 2006, which included $14 million relating to Metris, compared to $102 million in 2005, which included $1 million relating to Metris.

Our net interest margin was 6.46 percent in 2007 compared to 6.57 percent in 2006 and 6.73 percent in 2005. As discussed above, the decrease in 2007 was due to a higher cost of funds, partially offset by the impact of higher average receivables and higher overall yields. The higher interest expense in 2007 was due to a higher cost of funds resulting from the refinancing of maturing debt at higher current rates as well as higher average rates for our short-term borrowings. This was partially offset by the adoption of SFAS No. 159, which resulted in $318 million of realized losses on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards, due in part to reduced securitization levels and higher levels of average personal non-credit card receivables. Overall yield improvements were also impacted during the second half of 2007 by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on balance sheet longer due to lower run-off rates. Overall yield improvements were negatively impacted by growth in non-performing assets.

The decrease in net interest margin in 2006 was due to higher funding costs, partially offset by improvements in the overall yield on the portfolio. Overall yield increases in 2006 were due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives which included reduced levels of promotional rate balances. Yields in 2006 were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards due in part to the full year benefit from the Metris acquisition and reduced securitization levels, increased levels of personal non-credit card receivables due to growth and higher levels of second lien real estate secured loans.

Our effective income tax rate was (16.2) percent in 2007, 36.9 percent in 2006 and 33.5 percent in 2005. The effective tax rate for 2007 was significantly impacted by the non-tax deductability of a substantial portion of the

HSBC Finance Corporation

goodwill impairment charges associated with our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses as well as the acceleration of tax from sales of leveraged leases. The increase in the effective tax rate for 2006 as compared to 2005 was due to higher state income taxes and lower tax credits as a percentage of income before taxes. The increase in state income taxes was primarily due to an increase in the blended statutory tax rate of our operating companies. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits. See Note 15, “Income Taxes,” for a reconciliation of our effective tax rate.

Receivables decreased to $156.2 billion at December 31, 2007, a 4 percent decrease from December 31, 2006. While real estate secured receivables have been a primary driver of growth in recent years, in 2007 real estate secured growth in our Consumer Lending business was more than offset by lower receivable balances in our Mortgage Services business resulting from the decision in March 2007 to discontinue all loan acquisitions by our Mortgage Services business as well as the sale of $2.7 billion of loans from the Mortgage Services loan portfolio in 2007. As discussed above, in the second half of 2007 we implemented risk mitigation efforts and changes to product offerings in all remaining businesses which when coupled with our decision to discontinue Mortgage Services loan originations, will result in reductions of aggregate receivable balances in future periods. Compared to December 31, 2006, we experienced growth in our credit card, auto finance and private label receivable portfolios, particularly in our credit card portfolio due to strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime portfolios.

Our return on average common shareholder’s equity (“ROE”) was (26.59) percent in 2007 compared to 7.07 percent in 2006 and 9.97 percent in 2005. Our return on average owned assets (“ROA”) was (2.80) percent in 2007 compared to .85 percent in 2006 and 1.27 percent in 2005. ROE and ROA were significantly impacted in 2007 by the goodwill and other intangible asset impairment charges discussed above which was partially offset by the change in the credit risk component of our fair value optioned debt. Excluding these items, ROE decreased 1,598 basis points and ROA decreased 177 basis points as compared to 2006. The decrease was a result of the lower net income in 2007 and for ROA also due to higher average assets.

Our efficiency ratio was 68.69 percent in 2007 compared to 41.55 percent in 2006 and 44.10 percent in 2005. Our efficiency ratio in 2007 was markedly impacted by the goodwill and other intangible asset impairment charges discussed above which was partially offset by the change in the credit risk component of our fair value optioned debt. Excluding these items, in 2007 the efficiency ratio deteriorated 179 basis points. This deterioration was primarily due to realized losses on real estate secured receivable sales by our Decision One operations, lower derivative income and higher costs and expenses, partially offset by higher fee income and higher net interest income due to higher levels of average receivables. Our efficiency ratio in 2006 improved due to higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as higher losses on REO properties. The improvement in efficiency ratio in 2006 was primarily a result of higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as higher losses on REO properties.

Credit Quality

Our two-months-and-over contractual delinquency ratio increased to 7.41 percent at December 31, 2007 from 4.59 percent at December 31, 2006. With the exception of our private label portfolio (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004), all products reported higher delinquency levels due to the impact of the weak housing and mortgage industry and rising unemployment rates in certain markets, as discussed above, as well as the impact of a weakening U.S. economy. The two-months-and-over contractual delinquency ratio was also negatively impacted by attrition in our real estate secured receivables portfolio driven largely by the discontinuation of new correspondent channel acquisitions as well as product changes in our Consumer Lending portfolio which reduced the outstanding principal balance of the real estate secured portfolio. Our credit card portfolio reported a marked increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, seasoning of a growing portfolio and higher levels of personal bankruptcy filings as compared to the exceptionally

HSBC Finance Corporation

low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States as well as the impact of marketplace conditions described above. Dollars of delinquency at December 31, 2007 increased as compared to December 31, 2006 across all products, with the exception of our private label portfolio as a result of recent growth in our foreign private label portfolios.

Net charge-offs as a percentage of average consumer receivables for 2007 increased 125 basis points from 2006 with increases in all products with the exception of our foreign private label portfolio. The increase in our Mortgage Services business reflects the higher delinquency levels discussed above which are migrating to charge-off and the impact of lower average receivable levels driven by the elimination of correspondent purchases. The increase in our Consumer Lending business reflects portfolio seasoning and higher losses in second lien loans purchased in 2004 through the third quarter of 2006. The increase in net charge-offs as a percent of average consumer receivables for our credit card portfolio is due to a higher mix of non-prime receivables in our credit card portfolio, portfolio seasoning and higher charge-off levels resulting from increased levels of personal bankruptcy filings. The increase in delinquency in our Consumer Lending real estate secured portfolio and credit card portfolio resulting from the marketplace and broader economic conditions will begin to migrate to charge-off largely in 2008. The increase in net charge-offs as a percent of average consumer receivables for our personal non-credit card portfolio reflects portfolio seasoning and deterioration of 2006 and 2007 vintages in certain geographic regions. The improvement in the net charge-off ratio for our private label receivables reflects higher levels of average receivables in our foreign operations, partially offset by portfolio seasoning.

Funding and Capital

On February 12, 2008, HINO made a capital contribution to us of $1.6 billion in exchange for one share of common stock to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

The TETMA + Owned Reserves ratio was 13.98 percent at December 31, 2007 and 11.02 percent at December 31, 2006. The tangible common equity to tangible managed assets ratio, excluding HSBC acquisition purchase accounting adjustments, was 6.27 percent at December 31, 2007 and 6.72 percent at December 31, 2006. On a proforma basis, if the capital contribution on February 12, 2008 of $1.6 billion had been received on December 31, 2007, the TETMA + Owned Reserves ratio would have been 99 basis points higher and the tangible common equity to tangible managed assets ratio, excluding HSBC acquisition purchase accounting adjustments would have been 99 basis points higher. Our capital levels reflect capital contributions of $950 million in 2007 and $163 million in 2006 from HINO. Capital levels also reflect common stock dividends of $812 million and $809 million paid to our parent in 2007 and 2006, respectively. These ratios represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

Future Prospects

Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base. In 2007, the capital markets were severely disrupted and the markets continue to be highly risk averse and reactionary. This unprecedented turmoil in the mortgage lending industry included rating agency downgrades of debt secured by subprime mortgages of some issuers. Although none of our secured financings have been downgraded and we continued to access the commercial paper market and all other funding sources consistent with our funding plans, this raised our cost of funding in 2007. Our affiliation with HSBC has improved our access

HSBC Finance Corporation

to the capital markets. This affiliation has given us the ability to use HSBC’s liquidity to partially fund our operations and reduce our overall reliance on the debt markets as well as expanded our access to a worldwide pool of potential investors.

Our results are also impacted by general economic conditions, primarily unemployment, strength of the housing market and property valuations and interest rates which are largely out of our control. Because we generally lend to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. When unemployment increases or changes in the rate of home value appreciation or depreciation occurs, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2007, the interest rates that we paid on our debt increased. We have experienced higher yields on our receivables in 2007 as a result of increased pricing on variable rate products in line with market movements as well as other repricing initiatives. Our ability to adjust our pricing on some of our products reduces our exposure to an increase in interest rates. In 2007, approximately $4.3 billion of adjustable rate mortgages experienced their first interest rate reset. In 2008 and 2009, approximately $3.7 billion and $4.1 billion, respectively, of our domestic adjustable rate mortgage loans will experience their first interest rate reset based on original contractual reset date and receivable levels outstanding at December 31, 2007. These reset numbers do not include any loans which were modified through a new modification program initiated in October 2006 which proactively contacted non-delinquent customers nearing their first interest rate reset. In 2008, we anticipate approximately $1.3 billion of loans modified under this modification program will experience their first reset. In addition, our analysis indicates that a significant portion of the second lien mortgages in our Mortgage Services portfolio at December 31, 2007 are subordinated to first lien adjustable rate mortgages that have already experienced or will experience their first rate reset in the next two years which could in some cases lead to a higher monthly payment. As a result, delinquency and charge-offs are increasing. The primary risks and opportunities to achieving our business goals in 2008 are largely dependent upon economic conditions, which includes a weakened housing market, rising unemployment rates, the likelihood of a recession in the U.S. economy and the depth of any such recession, a weakening consumer credit cycle and the impact of ARM resets, all of which could result in changes to loan volume, charge-offs, net interest income and ultimately net income.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. We and certain rating agencies monitor ratios excluding the impact of the HSBC acquisition purchase accounting adjustments as we believe that they represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios also exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and beginning in 2007, the impact of the adoption of SFAS No. 159 including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the

HSBC Finance Corporation

common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

International Financial Reporting Standards Because HSBC reports results in accordance with IFRSs and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs consistent with our IFRS Management Basis presentation. The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Year Ended
	2007	2006

	(in millions)

Net income (loss) – U.S. GAAP basis	$(4,906)	$1,443
Adjustments, net of tax:
Securitizations	20	25
Derivatives and hedge accounting (including fair value adjustments)	3	(171)
Intangible assets	102	113
Purchase accounting adjustments	58	42
Loan origination	6	(27)
Loan impairment	(6)	36
Loans held for resale	(24)	28
Interest recognition	52	33
Goodwill and other intangible asset impairment charges	(1,616)	-
Other	162	162

Net income (loss) – IFRSs basis	$(6,149)	$1,684

Significant differences between U.S. GAAP and IFRSs are as follows:

Securitizations

IFRSs

•	The recognition of securitized assets is governed by a three-step process, which may be applied to the whole asset, or a part of an asset:

–	If the rights to the cash flows arising from securitized assets have been transferred to a third party and all the risks and rewards of the assets have been transferred, the assets concerned are derecognized.
–	If the rights to the cash flows are retained by HSBC but there is a contractual obligation to pay them to another party, the securitized assets concerned are derecognized if certain conditions are met such as, for example, when there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.
–	If some significant risks and rewards of ownership have been transferred, but some have also been retained, it must be determined whether or not control has been retained. If control has been retained, HSBC continues to recognize the asset to the extent of its continuing involvement; if not, the asset is derecognized.

•	The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

U.S. GAAP

•	SFAS 140 “Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities” requires that receivables that are sold to a special purpose entity (“SPE”) and securitized can only be

HSBC Finance Corporation

derecognized and a gain or loss on sale recognized if the originator has surrendered control over the securitized assets.

•	Control is surrendered over transferred assets if, and only if, all of the following conditions are met:

–	The transferred assets are put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.
–	Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.
–	The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

•	If these conditions are not met the securitized assets should continue to be consolidated.
•	When HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the SPE, HSBC recognizes this interest at fair value on sale of the assets to the SPE.

Impact

•	On an IFRSs basis, our securitized receivables are treated as owned. Any gains recorded under U.S. GAAP on these transactions are reversed. An owned loss reserve is established. The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

Derivatives and hedge accounting

IFRSs

•	Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values of exchange-traded derivatives are obtained from quoted market prices. Fair values of over-the-counter (“OTC”) derivatives are obtained using valuation techniques, including discounted cash flow models and option pricing models.
•	In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (that is the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (without modification or repackaging) or will be based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading gain or loss on inception of the derivative. When unobservable market data have a significant impact on the valuation of derivatives, the entire initial change in fair value indicated by the valuation model is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.
•	Derivatives may be embedded in other financial instruments; for example, a convertible bond has an embedded conversion option. An embedded derivative is treated as a separate derivative when its economic characteristics and risks are not clearly and closely related to those of the host contract, its terms are the same as those of a stand-alone derivative, and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.
•	Derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative. Derivative assets and liabilities arising from different transactions are only netted if the transactions are with the same counterparty, a legal right of offset exists, and the cash flows are intended to be settled on a net basis.
•	The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument and, if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. When derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the

HSBC Finance Corporation

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

Hedge Accounting:

–	It is HSBC’s policy to document, at the inception of a hedge, the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking the hedge. The policy also requires documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives used in the hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks.

Fair value hedge:

–	Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair values of the assets or liabilities or groups thereof that are attributable to the hedged risks.
–	If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item is amortized to the income statement based on a recalculated effective interest rate over the residual period to maturity, unless the hedged item has been derecognized whereby it is released to the income statement immediately.

Cash flow hedge:

–	The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.
–	Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect the income statement. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.
–	When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.

Net investment hedge:

–	Hedges of net investments in foreign operations are accounted for in a similar manner to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.

Hedge effectiveness testing:

–	IAS 39 requires that at inception and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness) to qualify for hedge accounting. Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.
–	The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed.
–	For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For retrospective effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.

HSBC Finance Corporation

Derivatives that do not qualify for hedge accounting:

–	All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement.

U.S. GAAP

•	The accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” is generally consistent with that under IAS 39, which HSBC has followed in its IFRSs reporting from January 1, 2005, as described above. However, specific assumptions regarding hedge effectiveness under U.S. GAAP are not permitted by IAS 39.
•	The requirements of SFAS No. 133 have been effective from January 1, 2001.
•	The U.S. GAAP ’shortcut method’ permits an assumption of zero ineffectiveness in hedges of interest rate risk with an interest rate swap provided specific criteria have been met. IAS 39 does not permit such an assumption, requiring a measurement of actual ineffectiveness at each designated effectiveness testing date. As of December 31, 2007 and 2006, we do not have any hedges accounted for under the shortcut method.
•	In addition, IFRSs allows greater flexibility in the designation of the hedged item.
•	Under U.S. GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” also allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement. These contracts do not meet the requirements for offset under IAS 32 and hence are presented gross on the balance sheet under IFRSs.

Impact

•	Differences between IFRSs and U.S. GAAP as it relates to derivatives and hedge accounting are not significant.
•	Prior to 2006, the “shortcut method” of hedge effectiveness testing for certain hedging relationships was utilized under U.S. GAAP.

Designation of financial assets and liabilities at fair value through profit and loss

IFRSs

•	Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

–	eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or
–	applies to a group of financial assets, financial liabilities or a combination of both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or
–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•	Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it relates. Financial assets and financial liabilities are recognized using trade date accounting.
•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.

HSBC Finance Corporation

U.S. GAAP

•	Prior to the adoption of SFAS No. 159, generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement, they were required to meet the definition of trading securities in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities were usually reported at amortized cost under U.S. GAAP.
•	SFAS No. 159 was issued in February 2007, which provides for a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at the initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. We adopted SFAS No. 159 retroactive to January 1, 2007.

Impact

•	We have accounted for certain fixed rate debt issuances for IFRSs utilizing the fair value option as permitted under IAS 39. Prior to 2007, the fair value option was not permitted under U.S. GAAP. We elected fair value option for certain issuance of our fixed rate debt for U.S. GAAP purposes effective January 1, 2007 to align our accounting treatment with that under IFRSs.

Goodwill, Purchase Accounting and Intangibles

IFRSs

•	Prior to 1998, goodwill under U.K. GAAP was written off against equity. HSBC did not elect to reinstate this goodwill on its balance sheet upon transition to IFRSs. From January 1, 1998 to December 31, 2003 goodwill was capitalized and amortized over its useful life. The carrying amount of goodwill existing at December 31, 2003 under U.K. GAAP was carried forward under the transition rules of IFRS 1 from January 1, 2004, subject to certain adjustments.
•	IFRS 3 “Business Combinations” requires that goodwill should not be amortized but should be tested for impairment at least annually at the reporting unit level by applying a test based on recoverable amounts.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their market price on the date the transaction is completed.

U.S. GAAP

•	Up to June 30, 2001, goodwill acquired was capitalized and amortized over its useful life which could not exceed 25 years. The amortization of previously acquired goodwill ceased with effect from December 31, 2001.
•	Quoted securities issued as part of the purchase consideration are fair valued for the purpose of determining the cost of acquisition at their average market price over a reasonable period before and after the date on which the terms of the acquisition are agreed and announced.

Impact

•	Goodwill levels are higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflect higher levels of intangible assets under U.S. GAAP. Consequently, the amount of goodwill allocated to our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses and written off in 2007 is greater under IFRSs, but the amount of intangibles relating to our Consumer Lending business and written off in 2007 is lower under IFRSs. There are also differences in the valuation of assets and liabilities under U.K. GAAP (which were carried forward into IFRSs) and U.S. GAAP which result in a different amortization for the HSBC acquisition. Additionally, there are differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

Loan origination

IFRSs

•	Certain loan fee income and incremental directly attributable loan origination costs are amortized to the income statement over the life of the loan as part of the effective interest calculation under IAS 39.

HSBC Finance Corporation

U.S. GAAP

•	Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the income statement account over the life of the loan as an adjustment to interest income (SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.)

Impact

•	More costs, such as salary expense are deferred and amortized under U.S. GAAP, than under IFRSs. In 2007, the net costs deferred and amortized against earnings under U.S. GAAP exceeded the net costs deferred and amortized under IFRSs as origination volume slowed.

Loan impairment

IFRSs

•	Where statistical models, using historic loss rates adjusted for economic conditions, provide evidence of impairment in portfolios of loans, their values are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio’s original effective interest rate. The calculations include a reasonable estimate of recoveries on loans individually identified for write-off pursuant to HSBC’s credit guidelines.

U.S. GAAP

•	Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery, the loans are written off in full, or to recoverable value where collateral exists. Delinquency depends on the number of days payment is overdue. The delinquency status is applied consistently across similar loan products in accordance with HSBC’s credit guidelines. When local regulators mandate the delinquency status at which write-off must occur for different retail loan products and these regulations reasonably reflect estimated recoveries on individual loans, this basis of measuring loan impairment is reflected in U.S. GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

Impact

•	Under both IFRSs and U.S. GAAP, HSBC’s policy and regulatory instructions mandate that individual loans evidencing adverse credit characteristics which indicate no reasonable likelihood of recovery are written off. When, on a portfolio basis, cash flows can reasonably be estimated in aggregate from these written-off loans, an asset equal to the present value of the future cash flows is recognized under IFRSs.
•	Subsequent recoveries are credited to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs, resulting in lower earnings under IFRSs.
•	Net interest income is higher under IFRSs than under U.S. GAAP due to the imputed interest on the recovery asset.

Loans held for resale

IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.
•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.
•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.

U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.
•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.
•	Subsequent gains on sales of such loans are recognized in current period earnings on the settlement date.

HSBC Finance Corporation

Impact

•	Because of differences between fair value and LOCOM accounting, adjustments to the recorded value of loan pools held for resale under IFRSs may be higher or lower than the adjustments to the recorded value under U.S. GAAP.

Interest recognition

IFRSs

•	The calculation and recognition of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or received between parties to the contract” that are an integral part of the effective interest rate be included.

U.S. GAAP

•	FAS 91 also generally requires all fees and costs associated with originating a loan to be recognized as interest, but when the interest rate increases during the term of the loan it prohibits the recognition of interest income to the extent that the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation.

Impact

•	During the second quarter of 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables and in the fourth quarter of 2006, we implemented a methodology for calculating the effective interest rate for real estate secured prepayment penalties over the expected life of the products which resulted in an increase to interest income of $154 million ($97 million after-tax) being recognized for introductory rate credit card receivables and a decrease to interest income of $120 million ($76 million after-tax) being recognized for prepayment penalties on real estate secured loans. Of the amounts recognized, approximately $58 million (after-tax) related to introductory rate credit card receivables and approximately $11 million (after-tax) related to prepayment penalties on real estate secured loans would otherwise have been recorded as an IFRSs opening balance sheet adjustment as at January 1, 2005.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure). As a result, operating results are now being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 21, “Business Segments.”

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

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

Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing portfolio. Loss reserves are set at each business unit in consultation with the Corporate Finance and Credit Risk Management Departments. Loss reserve estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	The provision for credit losses totaled $11.0 billion in 2007, $6.6 billion in 2006 and $4.5 billion in 2005 and changes in the provision can materially affect net income. As a percentage of average receivables, the provision was 6.92 percent in 2007 compared to 4.31 percent in 2006 and 3.76 percent in 2005.
•	Estimates related to the reserve for credit losses require us to project future delinquency and charge-off trends which are uncertain and require a high degree of judgment.
•	The reserve for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, loan product features such as adjustable rate mortgage loans, bankruptcy trends and changes in laws and regulations.

Because our loss reserve estimate involves judgment and is influenced by factors outside of our control, it is reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, the ability of customers to refinance their adjustable rate mortgages, delinquency rates and the flow of loans through the various stages of delinquency, or buckets, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10% change in our projection of probable net credit losses on receivables could have resulted in a change of approximately $1.1 billion in our credit loss reserve for receivables at

HSBC Finance Corporation

December 31, 2007. The reserve for credit losses is a critical accounting estimate for all three of our reportable segments.

Credit loss reserves are based on estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rates statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/ collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves as a percentage of nonperforming loans, reserves as a percentage of net charge-offs and number of months charge-off coverage in developing our loss reserve estimate. In addition to the above procedures for the establishment of our credit loss reserves, our Credit Risk Management and Corporate Finance Departments independently assess and approve the adequacy of our loss reserve levels.

We periodically re-evaluate our estimate of probable losses for consumer receivables. Changes in our estimate are recognized in our statement of income (loss) as provision for credit losses in the period that the estimate is changed. Our credit loss reserves for receivables increased $4.3 billion from December 31, 2006 to $10.9 billion at December 31, 2007 as a result of the higher delinquency and loss estimates for real estate secured receivables at our Mortgage Services and Consumer Lending businesses due to higher levels of charge-off and delinquency, the market conditions discussed above which result in loans staying on balance sheet longer and generating higher losses as well as higher loss estimates in second lien loans purchased from 2004 through the third quarter of 2006 by our Consumer Lending business. In addition, the higher credit loss reserve levels are the result of higher dollars of delinquency in our other portfolios driven by growth, portfolio seasoning, current marketplace conditions and a weakening U.S. economy as well as increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States which went into effect in October 2005. Higher credit loss reserves at December 31, 2007 also reflect a higher mix of non-prime receivables in our Credit Card Services business. Credit loss reserves at our U.K. operations increased as a result of a refinement in the methodology used to calculate roll rate percentages which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio as well as higher loss estimates for

HSBC Finance Corporation

restructured loans. Our reserves as a percentage of receivables were 6.98 percent at December 31, 2007, 4.06 percent at December 31, 2006 and 3.23 percent at December 31, 2005. Reserves as a percentage of receivables increased compared to December 31, 2006 primarily due to higher real estate loss estimates as discussed above.

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

We believe the impairment testing of our goodwill and intangibles is a critical accounting estimate due to the level of goodwill ($2.8 billion) and intangible assets ($1.1 billion) recorded at December 31, 2007 and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of management’s judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimates could change. When management’s judgment is that the anticipated cash flows have decreased and/or the risk adjusted cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge may be recorded and net income will be negatively impacted.

Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test, we assigned our goodwill to our reporting units. As previously discussed, in the third quarter of 2007, we recorded a goodwill impairment charge of $881 million which represents all of the goodwill allocated to our Mortgage Services business. With the exception of our Mortgage Services business, at July 1, 2007, the estimated fair value of each reporting unit exceeded its carrying value, resulting in none of our remaining goodwill being impaired.

As a result of the strategic changes discussed above, during the fourth quarter of 2007 we performed interim goodwill and other intangible impairment tests for the businesses where significant changes in the business climate have occurred as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). These tests revealed that the business climate changes, including the subprime marketplace conditions discussed above, when coupled with the changes to our product offerings and business strategies completed through the fourth quarter of 2007, have resulted in an impairment of all goodwill allocated to our Consumer Lending and Auto Finance businesses. Therefore, we recorded a goodwill impairment charge in the fourth quarter of 2007 of $2,462 million relating to our Consumer Lending business and $312 million relating to our Auto Finance business. In addition, the changes to our product offerings and business strategies completed through the fourth quarter of 2007 have also resulted in an impairment of the goodwill allocated to our United Kingdom business. As a result, an impairment charge of $378 million was also recorded in the fourth quarter representing all of the goodwill previously allocated to this business. For all other businesses, the fair value of each of these reporting units continues to exceed its carrying value including goodwill.

To the extent additional changes in the strategy of our remaining businesses or product offerings occur from the ongoing strategic analysis previously discussed, we will be required by SFAS No. 142 to perform interim goodwill

HSBC Finance Corporation

impairment tests for the impacted businesses which could result in additional goodwill impairment in future periods.

Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. For all intangible assets, at July 1, 2007, the estimated fair value of each intangible asset exceeded its carrying value and, as such, none of our intangible assets were impaired. As a result of the strategic changes discussed above, during the fourth quarter of 2007 we also performed an interim impairment test for the HFC and Beneficial tradenames and customer relationship intangibles relating to the HSBC acquisition allocated to our Consumer Lending business. This testing resulted in an impairment of these tradename and customer relationship intangibles and we recorded an impairment charge in the fourth quarter of 2007 of $858 million representing all of the remaining value assigned to these tradenames and customer relationship intangibles allocated to our Consumer Lending business.

Valuation of Derivative Instruments, Debt and Derivative Income We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. As of December 31, 2007, the recorded fair values of derivative assets and liabilities were $3,842 million and $71 million, respectively, exclusive of the related collateral that has been received or paid which is netted against these values for financial reporting purposes in accordance with FIN 39-1. We believe the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of market value quotes. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows, which are also susceptible to significant change in future periods based on changes in market rates. The assumptions used in the cash flow projection models are based on forward yield curves which are also susceptible to changes as market conditions change.

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

A derivative designated as an effective hedge will be tested for effectiveness in all circumstances under the long-haul method. For these transactions, we formally assess, both at the inception of the hedge and on a quarterly basis, whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.

If it is determined as a result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis. The statistical regression analysis for our derivative instruments is performed by either HSBC Bank USA or another third party.

HSBC Finance Corporation

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. The mark-to market on derivatives which do not qualify as effective hedges was $(7) million in 2007, $28 million in 2006 and $156 million in 2005. The ineffectiveness associated with qualifying hedges was $(48) million in 2007, $169 million in 2006 and $41 million in 2005. See “Results of Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the yearly trends.

Effective January 1, 2007, we elected the fair value option for certain issuance of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRS. As of December 31, 2007, the recorded fair value of such debt was $32.9 billion. We believe the valuation of this debt is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the movement in the value of our debt designated at fair value could have resulted in a change to our reported mark-to-market of approximately $128 million.

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

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at December 31, 2007 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$88,661	$(9,224)	(9.4)%	$5,835	7.0%
Auto finance	13,257	753	6.0	2,553	23.9
Credit card	30,390	2,676	9.7	6,280	26.0
Private label	3,093	584	23.3	573	22.7
Personal non-credit card	20,649	(718)	(3.4)	1,104	5.6
Commercial and other	144	(37)	(20.4)	(64)	(30.8)

Total receivables	$156,194	$(5,966)	(3.7)%	$16,281	11.6%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$33,906	$(14,187)	(29.5)%	$(7,649)	(18.4)%
Consumer Lending	50,542	4,316	9.3	12,320	32.2
Foreign and all other	4,213	647	18.1	1,164	38.2

Total real estate secured	$88,661	$(9,224)	(9.4)%	$5,835	7.0%

Real estate secured receivables Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

		(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$71,459	$(6,565)	(8.4)%	$4,640	6.9%
Second lien	13,672	(1,419)	(9.4)	1,857	15.7
Revolving:
First lien	436	(120)	(21.6)	(190)	(30.4)
Second lien	3,094	(1,120)	(26.6)	(472)	(13.2)

Total real estate secured	$88,661	$(9,224)	(9.4)%	$5,835	7.0%

HSBC Finance Corporation

The following table summarizes various real estate secured receivables information for our Mortgage Services and Consumer Lending businesses:

	Year Ended December 31,
	2007				2006				2005
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate	$18,379	(1)	$47,563	(2)	$21,857	(1)	$42,675	(2)	$18,876	(1)	$36,415	(2)
Adjustable rate	15,527		2,979		26,235		3,551		22,679		1,807

Total	$33,906		$50,542		$48,092		$46,226		$41,555		$38,222

First lien	$27,239		$43,645		$38,153		$39,684		$33,897		$33,017
Second lien	6,667		6,897		9,939		6,542		7,658		5,205

Total	$33,906		$50,542		$48,092		$46,226		$41,555		$38,222

Adjustable rate	$11,904		$2,979		$20,108		$3,551		$17,826		$1,807
Interest only	3,623		-		6,127		-		4,853		-

Total adjustable rate	$15,527		$2,979		$26,235		$3,551		$22,679		$1,807

Total stated income (low documentation)	$7,943		$-		$11,772		$-		$7,344		$-

(1)	Includes fixed rate interest-only loans of $411 million at December 31, 2007, $514 million at December 31, 2006 and $249 million at December 31, 2005.

(2)	Includes fixed rate interest-only loans of $48 million at December 31, 2007, $46 million at December 31, 2006 and $0 million at December 31, 2005.

Real estate secured receivables decreased from the year-ago period driven by lower receivable balances in our Mortgage Services business resulting from our decision in March 2007 to discontinue new correspondent channel acquisitions. Also contributing to the decrease were Mortgage Services loan portfolio sales in 2007 which totaled $2.7 billion. These actions have resulted in a significant reduction in the Mortgage Services portfolio since December 31, 2006. This attrition was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry as well as the higher interest rate environment which resulted in fewer prepayments as fewer alternatives to refinance loans existed for some of our customers. The balance of this portfolio will continue to decrease going forward as the loan balances liquidate. The reduction in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes and the decline in loan prepayments discussed above. However, this growth was partially offset by the actions taken in the second half of 2007 to reduce risk going forward in our Consumer Lending business, including eliminating the small volume of ARM loans, capping second lien LTV ratio requirements to either 80 or 90 percent based on geography and the overall tightening of credit score, debt-to-income and LTV requirements for first lien loans. These actions, when coupled with a significant reduction in demand for subprime loans across the industry, have resulted in loan attrition in the fourth quarter of 2007 and will markedly limit growth of our Consumer Lending real estate secured receivables in the foreseeable future. Additionally, the 2006 real estate secured receivable balances in our Consumer Lending business were impacted by the acquisition of the $2.5 billion Champion portfolio in November 2006.

HSBC Finance Corporation

The following table summarizes by lien position the Mortgage Services real estate secured loans originated and acquired subsequent to December 31, 2004 as a percentage of the total portfolio which were outstanding as of the following dates:

Mortgage Services’ Receivables Originated or Acquired after December 31, 2004 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

December 31, 2007	74%	90%
December 31, 2006	74	90
December 31, 2005	65	89

The following table summarizes by lien position the Consumer Lending real estate secured loans originated and acquired subsequent to December 31, 2005 as a percentage of the total portfolio which were outstanding as of the following dates:

Consumer Lending’s Receivables Originated or Acquired after December 31, 2005 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

December 31, 2007	51%	65%
December 31, 2006	34	46

Auto finance receivables Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio as a result of growth in the consumer direct loan program and lower securitization levels. These increases were partially offset by lower originations in the dealer network portfolio as a result of actions taken to reduce risk in the portfolio.

Credit card receivables Credit card receivables reflect strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime portfolios, partially offset by the actions taken in the fourth quarter to slow receivable growth.

Private label receivables Private label receivables increased in 2007 as a result of growth in our UK and Canadian businesses and changes in the foreign exchange rate since December 31, 2006, partially offset by the termination of new domestic retail sales contract originations in October 2006 by our Consumer Lending business.

Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

		(dollars are in millions)

Domestic personal non-credit card	$13,980	$217	1.6%	$2,586	22.7%
Union Plus personal non-credit card	175	(60)	(25.5)	(158)	(47.4)
Personal homeowner loans	3,891	(356)	(8.4)	(282)	(6.8)
Foreign personal non-credit card	2,603	(519)	(16.6)	(1,042)	(28.6)

Total personal non-credit card receivables	$20,649	$(718)	(3.4)%	$1,104	5.6%

Personal non-credit card receivables decreased during 2007 as a result of the actions taken in the second half of the year by our Consumer Lending business to reduce risk going forward, including elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Domestic and foreign personal non-credit card loans (cash loans with no security) historically have been made to customers who may not qualify for either a real estate secured or personal homeowner loan (“PHL”). The average personal non-credit card loan is approximately $5,900 and 40 percent of the personal non-credit card portfolio is

HSBC Finance Corporation

closed-end with terms ranging from 12 to 60 months. The Union Plus personal non-credit card loans are part of our affinity relationship with the AFL-CIO and are underwritten similar to other personal non-credit card loans.

In the fourth quarter of 2007 we discontinued originating PHL’s. PHL’s typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrote, priced and service like unsecured loans. The average PHL in portfolio at December 31, 2007 is approximately $14,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we did not consider the collateral as a source for repayment in our underwriting. As we have discontinued originating PHL’s, this portfolio will decrease going forward.

Distribution and Sales We reach our customers through many different distribution channels and our growth strategies vary across product lines. The Consumer Lending business originates real estate and personal non-credit card products through its retail branch network, direct mail, telemarketing and Internet applications. As a result of the decision to discontinue correspondent channel acquisitions and to cease Decision One’s operations, the Mortgage Services portfolio is currently running-off. Private label receivables are generated through point of sale, merchant promotions, application displays, Internet applications, direct mail and telemarketing. Auto finance receivables are generated primarily through dealer relationships from which installment contracts are purchased. Additional auto finance receivables are generated through direct lending which, includes Internet applications, direct mail, in our Consumer Lending branches and, prior to the fourth quarter of 2007, included alliance partner referrals. Credit card receivables are generated primarily through direct mail, telemarketing, Internet applications, application displays including in our Consumer Lending retail branch network, promotional activity associated with our co-branding and affinity relationships, mass media advertisements and merchant relationships sourced through our Retail Services business.

Based on certain criteria, we offer personal non-credit card customers who meet our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enables our customers to have access to additional credit at lower interest rates. This also reduces our potential loss exposure and improves our portfolio performance as previously unsecured loans become secured. We converted approximately $606 million of personal non-credit card loans into real estate secured loans in 2007 and $665 million in 2006. It is not our practice to rewrite or reclassify delinquent secured loans (real estate or auto) into personal non-credit card loans.

Results of Operations

Net interest income The following table summarizes net interest income:

Year Ended December 31,	2007	(1)	2006	(1)	2005	(1)

			(dollars are in millions)

Finance and other interest income	$18,683	11.44%	$17,562	11.33%	$13,216	10.61%
Interest expense	8,132	4.98	7,374	4.76	4,832	3.88

Net interest income	$10,551	6.46%	$10,188	6.57%	$8,384	6.73%

(1)	% Columns: comparison to average owned interest-earning assets.

The increases in net interest income during 2007 were due to higher average receivables and higher overall yields, partially offset by higher interest expense. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards and higher levels of average personal non-credit card receivables. Overall yield improvements were also impacted by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower run-off rates. Overall yield improvements were partially offset by the impact of growth in non-performing assets. The higher interest expense in 2007 was due to a higher cost of funds resulting from the refinancing of maturing debt at higher current

HSBC Finance Corporation

rates as well as higher average rates for our short-term borrowings. This was partially offset by the adoption of SFAS No. 159, which resulted in $318 million of realized losses on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $124 million in 2007 and $418 million in 2006.

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

Net interest margin was 6.46 percent in 2007, 6.57 percent in 2006 and 6.73 percent in 2005. Net interest margin decreased in both 2007 and 2006 as the improvement in the overall yield on our receivable portfolio, as discussed above, was more than offset by the higher funding costs. The following table shows the impact of these items on net interest margin:

	2007	2006

Net interest margin – December 31, 2006 and 2005, respectively	6.57%	6.73%
Impact to net interest margin resulting from:
Receivable pricing	.18	.52
Receivable mix	.21	.20
Impact of non-performing assets	(.22)	.02
Cost of funds	(.22)	(.88)
Other	(.06)	(.02)

Net interest margin – December 31, 2007 and 2006, respectively	6.46%	6.57%

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

Provision for credit losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. Growth in receivables and portfolio seasoning ultimately result in higher provision for credit losses. The provision for credit losses may also vary from year to year depending on a variety of additional factors including product mix and the credit quality of the loans in our portfolio including, historical delinquency roll rates, customer account management policies and practices, risk management/collection policies and practices related to our loan products, economic conditions such as national and local trends in housing markets and interest rates, changes in laws and regulations and our analysis of performance of products originated or acquired at various times.

HSBC Finance Corporation

The following table summarizes provision for owned credit losses:

Year Ended December 31,	2007	2006	2005

	(in millions)

Provision for credit losses	$11,026	$6,564	$4,543

Our provision for credit losses increased $4.5 billion in 2007 primarily reflecting higher loss estimates in our Consumer Lending, Credit Card Services and Mortgage Services businesses due to the following:

•	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio in the second half of 2007. Weakening early stage delinquency previously reported continued to worsen in 2007 and migrate into later stage delinquency due to the marketplace changes and a weak housing market as previously discussed. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase were higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006. At December 31, 2007, the outstanding principal balance of these acquired second lien loans was approximately $1.0 billion. Additionally, higher loss estimates in Consumer Lending’s personal non-credit card portfolio contributed to the increase due to seasoning, a deterioration of 2006 and 2007 vintages in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of a new bankruptcy law in the United States which went into effect in October 2005.

•	Credit Card Services experienced higher loss estimates as a result of higher average receivable balances, portfolio seasoning, higher levels of non-prime receivables originated in 2006 and in the first half of 2007, as well as the increased levels of personal bankruptcy filings discussed above. Additionally, in the fourth quarter of 2007, Credit Card Services began to experience increases in delinquency in all vintages, particularly in the markets experiencing the greatest home value depreciation. Rising unemployment rates in these markets and a weakening U.S. economy also contributed to the increase.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of the portfolio purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the second half of 2007, our Mortgage Services portfolio also experienced higher loss estimates as receivable run-off continued to slow and the mortgage lending industry trends we had been experiencing worsened.

In addition, our provision for credit losses in 2007 for our United Kingdom business reflects a $93 million increase in credit loss reserves, resulting from a refinement in the methodology used to calculate roll rate percentages to be consistent with our other businesses and which we believe reflects a better estimate of probable losses currently inherent in the loan portfolio as well as higher loss estimates for restructured loans of $68 million. These increases to credit loss reserves were more than offset by improvements in delinquency and charge-offs which resulted in an overall lower credit loss provision in our United Kingdom business.

Net charge-off dollars for 2007 increased $2,197 million compared to 2006. This increase was driven by the impact of the marketplace and broader economic conditions described above in our Mortgage Services and Consumer Lending businesses as well as higher average receivable levels, seasoning in our credit card and Consumer Lending portfolios and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006, particularly in our credit card portfolios, as a result of a new bankruptcy law in the United States which went into effect in October 2005.

Our provision for credit losses increased $2,021 million during 2006. The provision for credit losses in 2005 included increased provision expense of $185 million relating to Hurricane Katrina and $113 million in the fourth quarter due to bankruptcy reform legislation. Excluding these adjustments and a subsequent release of $90 million of Hurricane Katrina reserves in 2006, the provision for credit losses increased $2,409 million or 57 percent in 2006. The increase in the provision for credit losses was largely driven by deterioration in the performance of mortgage

HSBC Finance Corporation

loans acquired in 2005 and 2006 by our Mortgage Services business as discussed above. Also contributing to this increase in provision in 2006 was the impact of higher receivable levels and normal portfolio seasoning including the Metris portfolio acquired in December 2005. These increases were partially offset by reduced bankruptcy filings, the benefit of stable unemployment levels in the United States in 2006 and the sale of the U.K. card business in December 2005. Net charge-off dollars for 2006 increased $866 million compared to 2005 driven by our Mortgage Services business, as discussed above. Also contributing to the increase in net charge-off dollars was higher credit card charge-off due to the full year impact of the Metris portfolio, the one-time accelerations of charge-offs at our Auto Finance business due to a change in policy, the discontinuation of a forbearance program at our U.K. business (see “Credit Quality” for further discussion) and the impact of higher receivable levels and portfolio seasoning in our auto finance and personal non-credit card portfolios. These increases were partially offset by the impact of reduced bankruptcy levels following the spike in filings and subsequent charge-off we experienced in the fourth quarter of 2005 as a result of the legislation which went into effect in October 2005, the benefit of stable unemployment levels in the United States, and the sale of the U.K. card business in December 2005.

We increased our credit loss reserves in both 2007 and 2006 as the provision for credit losses was $4,310 million greater than net charge-offs in 2007 and $2,045 million greater than net charge-offs in 2006. The provision as a percent of average owned receivables was 6.92 percent in 2007, 4.31 percent in 2006 and 3.76 percent in 2005. The increase in 2007 reflects higher loss estimates at our Consumer Lending, Credit Card Services and Mortgage Services business as discussed above including higher dollars of delinquency. The increase in 2006 reflects higher loss estimates and charge-offs at our Mortgage Services business as discussed above, as well as higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning. Reserve levels in 2006 also increased due to higher early stage delinquency consistent with the industry trend in certain Consumer Lending real estate secured loans originated since late 2005.

See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 7, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.

Other revenues The following table summarizes other revenues:

Year Ended December 31,	2007	2006	2005

	(in millions)

Securitization related revenue	$70	$167	$211
Insurance revenue	806	1,001	997
Investment income	145	274	134
Derivative (expense) income	(79)	190	249
Gain on debt designated at fair value and related derivatives	1,275	-	-
Fee income	2,415	1,911	1,568
Enhancement services revenue	635	515	338
Taxpayer financial services revenue	247	258	277
Gain on receivable sales to HSBC affiliates	419	422	413
Servicing fees from HSBC affiliates	536	506	440
Other (expense) income	(70)	179	336

Total other revenues	$6,399	$5,423	$4,963

HSBC Finance Corporation

Securitization related revenue is the result of the securitization of our receivables and includes the following:

Year Ended December 31,	2007	2006	2005

	(in millions)

Net initial gains	$-	$-	$-
Net replenishment gains(1)	24	30	154
Servicing revenue and excess spread	46	137	57

Total	$70	$167	$211

(1)	Net replenishment gains reflect inherent recourse provisions of $18 million in 2007, $41 million in 2006 and $252 million in 2005.

The decline in securitization related revenue in 2007 was due to decreases in the level of securitized receivables as a result of our decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings. Because existing public credit card transactions were structured as sales to revolving trusts that required replenishments of receivables to support previously issued securities, receivables continued to be sold to these trusts until the revolving periods ended, the last of which was in the fourth quarter of 2007. While the termination of sale treatment on new collateralized funding activity and the reduction of sales under replenishment agreements reduced our reported net income, there is no impact on cash received from operations.

See Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Asset Securitizations,” to the accompanying consolidated financial statements and “Off Balance Sheet Arrangements and Secured Financings” for further information on asset securitizations.

Insurance revenue decreased in 2007 primarily due to lower insurance sales volumes in our U.K. operations, largely due to a planned phase out of the use of our largest external broker between January and April 2007, as well as the impact of the sale of our U.K. insurance operations to Aviva in November 2007. As the sales agreement provides for the purchaser to distribute insurance products through our U.K. branch network in return for a commission, going forward we will receive insurance commission revenue which should partially offset the loss of insurance premium revenues. The decrease in insurance revenue from our U.K. operations was partially offset by higher insurance revenue in our domestic operations due to the introduction of lender placed products in our Auto Finance business and the negotiation of lower commission payments in certain products offered by our Retail Services business net of the impact of the cancellation of a significant policy effective January 1, 2007. The increase in insurance revenue in 2006 was primarily due to higher sales volumes and new reinsurance activity beginning in the third quarter of 2006 in our domestic operations, partially offset by lower insurance sales volumes in our U.K. operations.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased as 2006 investment income reflects a gain of $123 million on the sale of our investment in Kanbay International, Inc. (“Kanbay”). Excluding the impact of this gain in the prior year, investment income in 2007 decreased primarily due to higher amortization of fair value adjustments. The increase in 2006 was primarily due to the gain on the sale of our investment in Kanbay discussed above.

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

HSBC Finance Corporation

Derivative (expense) income is summarized in the table below:

	2007	2006	2005

	(in millions)

Net realized gains (losses)	$(24)	$(7)	$52
Mark-to-market on derivatives which do not qualify as effective hedges	(7)	28	156
Ineffectiveness	(48)	169	41

Total	$(79)	$190	$249

Derivative income decreased in 2007 due to changes in the interest rate curve and to the adoption of SFAS No. 159. Changes in interest rates resulted in a lower value of our cash flow interest rate swaps as compared to the prior periods. The decrease in income from ineffectiveness is due to a significantly lower number of interest rate swaps which are accounted for under the long-haul method of accounting as a result of the adoption of SFAS No. 159. As discussed above, the mark-to-market on the swaps associated with debt we have now designated at fair value, as well as the mark-to-market on the interest rate component of the debt, which accounted for the majority of the ineffectiveness recorded in 2006, is now reported in the consolidated income statement as Gain on debt designated at fair value and related derivatives. Additionally, in the second quarter of 2006, we completed the redesignation of all remaining short cut hedge relationships as hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although re-establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

In 2006, derivative income decreased primarily due to a significant reduction during 2005 in the population of interest rate swaps which do not qualify for hedge accounting under SFAS No. 133. In addition, during 2006 we experienced a rising interest rate environment compared to a yield curve that generally flattened in the comparable period of 2005. The income from ineffectiveness in both periods resulted from the designation during 2005 of a significant number of our derivatives as effective hedges under the long-haul method of accounting. These derivatives had not previously qualified for hedge accounting under SFAS No. 133. In addition, as discussed above all of the hedge relationships which qualified under the shortcut method provisions of SFAS No. 133 were redesignated, substantially all of which are hedges under the long-haul method of accounting. Redesignation of swaps as effective hedges reduces the overall volatility of reported mark-to-market income, although establishing such swaps as long-haul hedges creates volatility as a result of hedge ineffectiveness.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2007 should not be considered indicative of the results for any future periods.

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

HSBC Finance Corporation

Year Ended December 31,	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(994)	$-
Credit risk component	1,616	-

Total mark-to-market on debt designated at fair value	622	-
Mark-to-market on the related derivatives	971	-
Net realized gains (losses) on the related derivatives	(318)	-

Total	$1,275	$-

The change in the fair value of the debt and the change in value of the related derivatives reflects the following:

•	Interest rate curve – Falling interest rates in 2007 caused the value of our fixed rate FVO debt to increase thereby resulting in a loss in the interest rate component. The value of the receive fixed/pay variable swaps rose in response to these falling interest rates and resulted in a gain in mark-to-market on the related derivatives.

•	Credit – Our credit spreads widened significantly during 2007, resulting from the general widening of credit spreads related to the financial and fixed income sectors as well as the general lack of liquidity in the secondary bond market in the second half of 2007. The fair value benefit from the change of our own credit spreads is the result of having historically raised debt at credit spreads which are not available under today’s market conditions.

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

Fee income, which includes revenues from fee-based products such as credit cards, increased in 2007 and 2006 due to higher credit card fees, particularly relating to our non-prime credit card portfolios due to higher levels of credit card receivables and, in 2006, due to improved interchange rates. These increases were partially offset by the changes in fee billings implemented during the fourth quarter of 2007 discussed above which decreased fee income in 2007 by approximately $55 million. Increases in 2006 were partially offset by the impact of FFIEC guidance which limits certain fee billings for non-prime credit card accounts and higher rewards program expenses.

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

Taxpayer financial services (“TFS”) revenue decreased in 2007 due to higher losses attributable to increased levels of fraud detected by the IRS in tax returns filed in the 2007 tax season, restructured pricing, partially offset by higher loan volume in the 2007 tax season and a change in revenue recognition for fees on TFS’ unsecured product. TFS revenue decreased in 2006 as 2005 TFS revenues reflects gains of $24 million on the sales of certain bad debt recovery rights to a third party. Excluding the impact of these gains in the prior year, TFS revenue increased in 2006 due to increased loan volume during the 2006 tax season.

Gains on receivable sales to HSBC affiliates consists primarily of daily sales of domestic private label receivable originations (excluding retail sales contracts) and certain credit card account originations to HSBC Bank USA. Also included are sales of real estate secured receivables, primarily consisting of Decision One loan sales to HSBC Bank USA since June 2007 and prior to our decision to cease its operations. In 2007, we sold approximately $645 million of real estate secured receivables from our Decision One operations to HSBC Bank USA to support the secondary market activities of our affiliates and realized a loss of $16 million. In 2006, we sold approximately $669 million of

HSBC Finance Corporation

real estate secured receivables from our Decision One operations to HSBC Bank USA and realized a pre-tax gain of $17 million. Excluding the gains and losses on Decision One real estate secured receivable portfolio from both periods, in 2007 gain on receivable sales to HSBC affiliates increased reflecting higher sales volumes of domestic private label receivable and credit card account originations and higher premiums on our credit card sales volumes, partially offset by lower premiums on our domestic private label sales volumes. In 2006, the increase is due to gains on bulk sales of real estate secured receivables to HSBC Bank USA from our Decision One operations.

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

Other income decreased in 2007 primarily due to losses on real estate secured receivables held for sale by our Decision One mortgage operations of $229 million in 2007 compared to gains on real state secured receivables held for sale of $21 million in 2006. Loan sale volumes in our Decision One mortgage operations decreased from $11.8 billion in 2006 to $3.9 billion in 2007 and as of November 2007, ceased. Additionally, other income includes a loss of $25 million on the sale of $2.7 billion of real estate secured receivables by our Mortgage Services business in 2007. These decreases were partially offset by a net gain of $115 million on the sale of a portion of our portfolio of MasterCard Class B shares in 2007. Lower gains on miscellaneous asset sales in 2007, including real estate investments also contributed to the decrease in other income. The decrease in other income in 2006 was due to lower gains on sales of real estate secured receivables by our Decision One mortgage operations and an increase in the liability for estimated losses from indemnification provisions on Decision One loans previously sold.

Costs and Expenses The following table summarizes total costs and expenses:

Year Ended December 31,	2007	2006	2005

	(in millions)

Salaries and employee benefits	$2,342	$2,333	$2,072
Sales incentives	212	358	397
Occupancy and equipment expenses	379	317	334
Other marketing expenses	748	814	731
Other servicing and administrative expenses	1,337	1,115	917
Support services from HSBC affiliates	1,192	1,087	889
Amortization of intangibles	253	269	345
Policyholders’ benefits	421	467	456
Goodwill and other intangible asset impairment charges	4,891	-	-

Total costs and expenses	$11,775	$6,760	$6,141

Salaries and employee benefits in 2007 included $37 million in severance costs related to the decisions to discontinue correspondent channel acquisitions, cease Decision One operations, reduce our Consumer Lending and Canadian branch networks and close the Carmel Facility. Excluding these severance costs, the net impact of these decisions, when coupled with normal attrition, has been to reduce headcount in the second half of 2007 by approximately 4,100 or 13 percent and as a result, salary expense was much lower in the second half of 2007 as compared to the first half of the year. For the full year of 2007, we reduced headcount by approximately 5,000 or 16 percent. Salary expense in 2007 was also reduced as a result of lower employment costs derived through the use of an HSBC affiliate located outside the United States. Costs incurred and charged to us by this affiliate are reflected in Support services from HSBC affiliates. Additionally, in 2007 we experienced lower salary expense in our Credit Card Services business due to efficiencies from the integration of the Metris acquisition which occurred in December 2005. These decreases were largely offset by increased collection activities and higher employee benefit costs. The increases in 2006 were a result of additional staffing, primarily in our Consumer Lending, Mortgage

HSBC Finance Corporation

Services, Retail Services and Canadian operations as well as in our corporate functions to support growth. Salaries in 2006 were also higher due to additional staffing in our Credit Card Services operations as a result of the acquisition of Metris in December 2005 which was partially offset by lower staffing levels in our U.K. business as a result of the sale of the cards business in 2005.

Effective December 20, 2005, our U.K. based technology services employees were transferred to HBEU. As a result, operating expenses relating to information technology, which were previously reported as salaries and employee benefits, are now billed to us by HBEU and reported as support services from HSBC affiliates.

Sales incentives decreased in 2007 and 2006 due to lower origination volumes in our correspondent operations resulting from the decisions to reduce acquisitions including second lien and selected higher risk products in the second half of 2006 and the decision in March 2007 to discontinue all correspondent channel acquisitions. The decrease in 2007 also reflects the impact of ceasing operations of our Decision One business as well as lower origination volumes in our Consumer Lending business. The decreases in 2006 also reflect lower volumes in our U.K. business partially offset by increases in our Canadian operations.

Occupancy and equipment expenses increased in 2007 primarily due to lease termination and associated costs of $52 million as well as fixed asset write offs of $17 million in 2007 related to the decisions to discontinue correspondent channel acquisitions, cease Decision One operations, reduce our Consumer Lending and Canadian branch networks and close the Carmel Facility. The decrease in 2006 was a result of the sale of our U.K. credit card business in December 2005 which included the lease associated with the credit card call center as well as lower repairs and maintenance costs. These decreases in 2006 were partially offset by higher occupancy and equipment expenses resulting from our acquisition of Metris in December 2005.

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in 2007 reflects the decision in the second half of 2007 to reduce credit card, co-branded credit card and personal non-credit card marketing expenses in an effort to slow receivable growth in these portfolios. The increase in 2006 was primarily due to increased domestic credit card marketing expense including the Metris portfolio acquired in December 2005, and expenses related to the launch of a co-brand credit card in the third quarter of 2006.

Other servicing and administrative expenses increased in 2007 primarily due to higher REO expenses, a valuation adjustment of $31 million to record our investment in the U.K. Insurance Operations at the lower of cost or market as a result of designating this operations as “Held for Sale” in the first quarter of 2007, and the impact of lower deferred origination costs due to lower volumes. These increases were partially offset by lower insurance operating expenses in our domestic operations and an increase in interest income of approximately $69 million relating to various contingent tax items with the taxing authority. The increase in 2006 was as a result of higher REO expenses due to higher volumes and higher losses and higher systems costs as well as the impact of lower deferred origination costs at our Mortgage Services business due to lower volumes.

Support services from HSBC affiliates, which includes technology and other services charged to us by HTSU as well as services charged to us by an HSBC affiliate located outside of the United States providing operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates increased in 2007 and 2006 to support higher levels of average receivables as well as an increase in the number of employees located outside of the United States.

Amortization of intangibles decreased in 2007 as an individual contractual relationship became fully amortized in the first quarter of 2006. The decrease in 2006 also reflects lower intangible amortization related to our purchased credit card relationships due to a contract renegotiation with one of our co-branded credit card partners in 2005, partially offset by amortization expense associated with the Metris cardholder relationships.

Policyholders’ benefits decreased in 2007 primarily due to lower policyholders’ benefits in our U.K. operations resulting from the sale of the U.K. insurance operations in November 2007 as previously discussed. Prior to the sale, policyholders’ benefits in the U.K. had increased due to a new reinsurance agreement, partially offset by lower sales volumes. We also experienced lower policyholder benefits during 2007 in our domestic operations due to lower

HSBC Finance Corporation

disability claims in 2007 as well as a reduction in the number of reinsurance transactions in 2007. The increases in 2006 were due to higher sales volumes and new reinsurance activity in our domestic operations beginning in the third quarter of 2006, partially offset by lower amortization of fair value adjustments relating to our insurance business.

Goodwill and other intangible asset impairment charges reflects the impairment charges for our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom business as previously discussed. The following table summarizes the impairment charges for these businesses during 2007:

	Mortgage	Consumer	Auto	United
	Services	Lending	Finance	Kingdom	Total

	(in millions)

Goodwill	$881	$2,462	$312	$378	$4,033
Tradenames	-	700	-	-	700
Customer relationships	-	158	-	-	158

	$881	$3,320	$312	$378	$4,891

The following table summarizes our efficiency ratio:

Year Ended December 31,	2007	2006	2005

U.S. GAAP basis efficiency ratio	68.69%	41.55%	44.10%

Our efficiency ratio in 2007 was markedly impacted by the goodwill and other intangible asset impairment charges relating to our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses which was partially offset by the change in the credit risk component of our fair value optioned debt. Excluding these items, in 2007 the efficiency ratio deteriorated 179 basis points. This deterioration was primarily due to realized losses on real estate secured receivable sales, lower derivative income and higher costs and expenses, partially offset by higher fee income and higher net interest income due to higher levels of average receivables. Our efficiency ratio in 2006 improved due to higher net interest income and higher fee income and enhancement services revenues due to higher levels of receivables, partially offset by an increase in total costs and expenses to support receivable growth as well as higher losses on REO properties.

Income taxes Our effective tax rates were as follows:

Year Ended December 31,	Effective Tax Rate

2007	(16.2)%
2006	36.9
2005	33.5

The effective tax rate for 2007 was significantly impacted by the non-tax deductability of a substantial portion of the goodwill impairment charges associated with our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses as well as the acceleration of tax from sales of leveraged leases. The increase in the effective tax rate for 2006 as compared to 2005 was due to higher state income taxes and lower tax credits as a percentage of income before taxes. The increase in state income taxes was primarily due to an increase in the blended statutory tax rate of our operating companies. The effective tax rate differs from the statutory federal income tax rate primarily because of the effects of state and local income taxes and tax credits. See Note 15, “Income Taxes,” for a reconciliation of our effective tax rate.

Segment Results – IFRS Management Basis

We have three reportable segments: Consumer, Credit Card Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services and Auto Finance businesses. Our Credit

HSBC Finance Corporation

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

There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2006 Form 10-K. In May 2007, we decided to integrate our Retail Services and Credit Card Services business. Combining Retail Services with Credit Card Services enhances our ability to provide a single credit card and private label solution for the market place. We anticipate the integration of management reporting will be completed in the first quarter of 2008 and at that time will result in the combination of these businesses into one reporting segment in our financial statements.

Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis since we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. These fair value adjustments including goodwill have been allocated to Corporate which is included in the “All Other” caption within our segment disclosure and thus not reflected in the reportable segment discussions that follow. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 21, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31,	2007	2006	2005

	(dollars are in millions)

Net income (loss)(1)	$(1,795)	$988	$1,981
Net interest income	8,447	8,588	8,401
Other operating income	523	909	814
Intersegment revenues	265	242	108
Loan impairment charges	8,816	4,983	3,362
Operating expenses	3,027	2,998	2,757
Customer loans	136,739	144,697	128,095
Assets	132,602	146,395	130,375
Net interest margin	6.01%	6.23%	7.15%
Return on average assets	(1.29)	.71	1.68

(1)	The Consumer Segment net income (loss) reported above includes a net loss of $(1,828) million in 2007 for our Mortgage Services business which is no longer generating new loan origination volume as a result of the decisions to discontinue correspondent channel acquisitions and cease Decision One operations. Our Mortgage Services business reported a net loss of $(737) million in 2006 and reported net income of $509 million in 2005.

2007 net income (loss) compared to 2006 Our Consumer segment reported a net loss in 2007 due to higher loan impairment charges, lower net interest income and lower other operating income, partially offset by lower operating expenses.

HSBC Finance Corporation

Loan impairment charges for the Consumer segment increased markedly in 2007 reflecting higher loss estimates in our Consumer Lending and Mortgage Services businesses due to the following:

•	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio in the second half of 2007. Weakening early stage delinquency previously reported continued to worsen in 2007 and migrate into later stage delinquency due to the marketplace changes previously discussed. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase were higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006. At December 31, 2007, the outstanding principal balance of these acquired second lien loans was approximately $1.0 billion. Additionally, higher loss estimates in Consumer Lending’s personal non-credit card portfolio contributed to the increase due to seasoning, a deterioration of 2006 and 2007 vintages in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of a new bankruptcy law in the United States which went into effect in October 2005.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of the portfolios purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the second half of 2007, our Mortgage Services portfolio also experienced higher loss estimates as receivable run-off continued to slow and the mortgage lending industry trends we had been experiencing worsened.

Also contributing to the increase in loan impairment charges was a higher mix of unsecured loans such as private label and personal non-credit card receivables, deterioration in credit performance of portions of our Retail Services private label portfolio, increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of the new bankruptcy law in the United States which went into effect in October 2005 and the effect of a weak U.S. economy. The increase in loan impairment charges in our Retail Services business reflects higher delinquency levels due to deterioration in credit performance, seasoning of the co-branded credit card introduced in the third quarter of 2006, higher bankruptcy levels and the affect from a weakening U.S. economy. Loan impairment charges in our Retail Services business also reflect a refinement in the methodology used to estimate inherent losses on private label loans less than 30 days delinquent which increased credit loss reserves by $107 million in the fourth quarter. In 2007, credit loss reserves for the Consumer segment increased as loan impairment charges were $3.8 billion greater than net charge-offs.

Net interest income decreased as higher finance and other interest income, primarily due to higher average customer loans and higher overall yields, was more than offset by higher interest expense. This decrease was partially offset by a reduction in net interest income in 2006 of $120 million due to an adjustment to recognize prepayment penalties on real estate secured loans over the expected life of the product. Overall yields reflect growth in unsecured customer loans at current market rates. The higher interest expense was due to significantly higher cost of funds. The decrease in net interest margin was a result of the cost of funds increasing more rapidly than our ability to increase receivable yields. However in the second half of 2007, net interest margin has shown improvement due to a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower run-off rates. Overall yield improvements were partially offset by the impact of growth in non-performing assets. Other operating income decreased primarily due to losses on loans held for sale by our Decision One mortgage operations, losses on our real estate owned portfolio and the loss on the bulk sales during 2007 from the Mortgage Services portfolio, partially offset by higher late and overlimit fees associated with our co-branded credit card portfolio. Operating expenses were higher due to restructuring charges of $103 million, including the write off of fixed assets, related to the decisions to discontinue correspondent channel acquisitions, to cease Decision One operations, to close a loan underwriting, processing and collection facility in Carmel, Indiana and to reduce the Consumer Lending branch

HSBC Finance Corporation

network as well as the write off of $46 million of goodwill related to the acquisition of Solstice Capital Group, Inc. which was included in the Consumer segment results. These increases were partially offset by lower professional fees and lower operating expenses resulting from lower mortgage origination volumes and the termination of employees as part of the decision to discontinue new correspondent channel acquisitions and to cease Decision One operations.

ROA was (1.29) percent for 2007 compared to.71 percent in 2006. The decrease in the ROA ratio was primarily due to the increase in loan impairment charges as discussed above, as well as higher average assets.

2006 net income compared to 2005 Our Consumer segment reported lower net income in 2006 due to higher loan impairment charges and operating expenses, partially offset by higher net interest income and higher other operating income.

Loan impairment charges for the Consumer segment increased markedly during 2006. The increase in loan impairment charges was largely driven by deterioration in the performance of mortgage loans acquired in 2005 and 2006 by our Mortgage Services business, particularly in the second lien and portions of the first lien portfolios which resulted in higher delinquency, charge-off and loss estimates in these portfolios. These increases were partially offset by a reduction in the estimated loss exposure resulting from Hurricane Katrina of approximately $68 million in 2006 as well as the benefit of low unemployment levels in the United States. In 2006, we increased loss reserve levels as the provision for credit losses was greater than net charge-offs by $1,597 million, which included $1,627 million related to our Mortgage Services business.

Operating expenses were higher in 2006 due to lower deferred loan origination costs in our Mortgage Services business as mortgage origination volumes declined, higher marketing expenses due to the launch of a new co-brand credit card in our Retail Services business, higher salary expense and higher support services from affiliates to support growth.

Net interest income increased during 2006 primarily due to higher average customer loans and higher overall yields, partially offset by higher interest expense. Overall yields reflect strong growth in real estate secured customer loans at current market rates and a higher mix of higher yielding second lien real estate secured loans and personal non-credit card customer loans due to growth. These increases were partially offset by a reduction in net interest income of $120 million due to an adjustment to recognize prepayment penalties on real estate secured loans over the expected life of the product. Net interest margin decreased from the prior year as the higher yields discussed above were offset by higher interest expense due to a larger balance sheet and a significantly higher cost of funds resulting from a rising interest rate environment.

The increase in other operating income in 2006 was primarily due to higher insurance commissions, higher late fees and a higher fair value adjustment for our loans held for sale, partially offset by higher REO expense due to higher volumes and losses.

In the fourth quarter of 2006, our Consumer Lending business completed the acquisition of Solstice Capital Group Inc. (“Solstice”) with assets of approximately $49 million, in an all cash transaction for approximately $50 million. Solstice’s 2007 pre-tax income did not meet the required threshold requiring payment of additional consideration. Solstice markets a range of mortgage and home equity products to customers through direct mail. All of the goodwill associated with the Solstice acquisition was written off in the fourth quarter of 2007 as part of the Consumer Lending goodwill impairment charge previously discussed.

ROA was .71 percent in 2006 and 1.68 percent in 2005. The decrease in the ROA ratio in 2006 is due to the decrease in net income discussed above as well as the growth in average assets.

HSBC Finance Corporation

Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$86,434	$(9,061)	(9.5)%	$4,153	5.0%
Auto finance	12,912	445	3.6	1,289	11.1
Private label, including co-branded cards	19,414	957	5.2	1,935	11.1
Personal non-credit card	17,979	(299)	(1.6)	1,267	7.6

Total customer loans	$136,739	$(7,958)	(5.5)%	$8,644	6.7%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

	(dollars are in millions)

Mortgage Services	$36,216	$(13,380)	(27.0)%	$(8,082)	(18.2)%
Consumer Lending	50,218	4,319	9.4	12,235	32.2

Total real estate secured	$86,434	$(9,061)	(9.5)%	$4,153	5.0%

Customer loans decreased 6 percent at December 31, 2007 as compared to $144.7 billion at December 31, 2006. Real estate secured loans decreased markedly in 2007. The decrease in real estate secured loans was primarily in our Mortgage Services portfolio as a result of revisions to its business plan beginning in the second half of 2006 and continuing into 2007. These decisions have resulted in a significant decrease in the Mortgage Services portfolio since December 31, 2006. This attrition was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers as a result of the previously discussed trends impacting the mortgage lending industry. Attrition in this portfolio will continue going forward. The decrease in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes and the decline in loan prepayments discussed above. However, this growth was partially offset by the actions taken in the second half of 2007 to reduce risk going forward in our Consumer Lending business, including eliminating the small volume of ARM loans, capping second lien LTV ratio requirements to either 80 or 90 percent based on geography and the overall tightening of credit score, debt-to-income and LTV requirements for first lien loans. These actions, when coupled with a significant reduction in demand for subprime loans across the industry, have resulted in loan attrition in the fourth quarter of 2007 and will markedly limit growth of our Consumer Lending real estate secured receivables in the foreseeable future. Growth in our auto finance portfolio reflects organic growth principally in the near-prime portfolio as a result of growth in our direct to consumer business, partially offset by lower originations in the dealer network portfolio as a result of actions taken to reduce risk in the portfolio. The increase in our private label portfolio is due to organic growth and growth in the co-branded card portfolio launched by our Retail Services operations during the third quarter of 2006. Personal non-credit card receivables decreased during 2007 as a result of the actions taken in the second half of the year by our Consumer Lending business to reduce risk going forward, including a reduction in direct mail campaign offerings, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Customer loans increased 13 percent to $144.7 billion at December 31, 2006 as compared to $128.1 billion at December 31, 2005. Real estate growth in 2006 was strong as a result of growth in our branch-based Consumer Lending business. In addition, our correspondent business experienced growth during the first six months of 2006.

HSBC Finance Corporation

However, as discussed above, in the second half of 2006, management revised its business plan and began tightening underwriting standards on loans purchased from correspondents including reducing purchases of second lien and selected higher risk segments resulting in lower volumes in the second half of 2006. Growth in our branch- based Consumer Lending business reflects higher sales volumes than in 2005 as we continued to emphasize real estate secured loans, including a near-prime mortgage product we first introduced in 2003. Real estate secured customer loans also increased as a result of portfolio acquisitions, including the $2.5 billion of customer loans related to the Champion portfolio purchased in November 2006 as well as purchases from a portfolio acquisition program of $.4 billion in 2006. In addition, a decline in loan prepayments in 2006 resulted in lower run-off rates for our real estate secured portfolio which also contributed to overall growth. Our Auto Finance business also reported organic growth, principally in the near-prime portfolio, from increased volume in both the dealer network and the consumer direct loan program. The private label portfolio increased in 2006 due to strong growth within consumer electronics and powersports as well as new merchant signings. Growth in our personal non-credit card portfolio was the result of increased marketing, including several large direct mail campaigns.

Credit Card Services Segment The following table summarizes the IFRS Management Basis results for our Credit Card Services segment for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31,	2007	2006	2005

	(dollars are in millions)

Net income	$1,184	$1,386	$813
Net interest income	3,430	3,151	2,150
Other operating income	3,078	2,360	1,892
Intersegment revenues	18	20	21
Loan impairment charges	2,752	1,500	1,453
Operating expenses	1,872	1,841	1,315
Customer loans	30,458	28,221	25,979
Assets	30,005	28,780	28,453
Net interest margin	11.77%	11.85%	10.42%
Return on average assets	4.13	5.18	4.13

2007 net income compared to 2006 Our Credit Card Services segment reported lower net income in 2007 primarily due to higher loan impairment charges and higher operating expenses, partially offset by higher net interest income and higher other operating income. Loan impairment charges were higher due to higher delinquency levels as a result of receivable growth, the impact of marketplace changes and the weakening U.S. economy as discussed above, a continued shift in mix to higher levels of non-prime receivables and portfolio seasoning as well as an increase in bankruptcy filings as compared to the period year which benefited from reduced levels of personal bankruptcy filings following the enactment of a new bankruptcy law in the United States in October 2005. In 2007, we increased loss reserves by recording loss provision greater than net charge-off of $784 million.

Net interest income increased due to higher overall yields due in part to higher levels of near-prime and non-prime customer loans, partially offset by higher interest expense. Net interest margin decreased in 2007 as net interest income during 2006 benefited from the implementation of a methodology for calculating the effective interest rate for introductory rate credit card customer loans under IFRSs over the expected life of the product. Of the amount recognized, $131 million increased net interest income in 2006 which otherwise would have been recorded in prior periods. Excluding the impact of the above from net interest margin, net interest margin increased primarily due to higher overall yields due to increases in non-prime customer loans, higher pricing on variable rate products and other pricing initiatives, partially offset by a higher cost of funds.

Increases in other operating income resulted from loan growth which resulted in higher late fees and overlimit fees and higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. These increases were partially offset by changes in fee billings implemented during the fourth quarter of 2007, as discussed below which decreased fee income in 2007 by approximately $55 million.

HSBC Finance Corporation

Additionally, we recorded a gain of $113 million on the sale of our portfolio of MasterCard Class B shares. Higher operating expenses were also incurred to support receivable growth including increases in marketing expenses in the first half of 2007. Higher operating expenses were partially offset by lower salary expense due to efficiences from the integration of the Metris acquisition which occurred in December 2005. Beginning in the third quarter of 2007, we decreased marketing expenses in an effort to slow receivable growth in our credit card portfolio. Also in the fourth quarter of 2007 to further slow receivable growth, we slowed new account growth, tightened initial credit line sales authorization criteria, closed inactive accounts, decreased credit lines and tightened underwriting criteria for credit line increases, reduced balance transfer volume and tightened cash access.

The decrease in ROA in 2007 is due to higher average assets and the lower net income as discussed above.

In the fourth quarter of 2007, the Credit Card Services business initiated certain changes related to fee and finance charge billings as a result of continuing reviews to ensure our practices reflect our brand principles. While estimates of the potential impact of these changes are based on numerous assumptions and take into account factors which are difficult to predict such as changes in customer behavior, we estimate that these changes will reduce fee and finance charge income in 2008 by up to approximately $250 million.

We are also considering the sale of our General Motors MasterCard and Visa portfolio to HSBC Bank USA in the future in order to maximize the efficient use of capital and liquidity at each entity. Any such sale will be subject to obtaining the necessary regulatory and other approvals, including the approval of General Motors. We would, however, maintain the customer account relationships and, subsequent to the initial receivable sale, additional volume would be sold to HSBC Bank USA on a daily basis. At December 31, 2007, the GM Portfolio had an outstanding receivable balance of approximately $7.0 billion. If this bulk sale occurs, it is expected to result in a significant gain upon completion. In future periods, our net interest income, fee income and provision for credit losses for GM credit card receivables would be reduced, while other income would increase due to gains from continuing sales of GM credit card receivables and receipt of servicing revenue on the portfolio from HSBC Bank USA. We anticipate that the net effect of these potential sales would not have a material impact on our future results of operations.

2006 net income compared to 2005 Our Credit Card Services segment reported higher net income in 2006. The increase in net income was primarily due to higher net interest income and higher other operating income, partially offset by higher operating expenses and higher loan impairment charges. The acquisition of Metris, which was completed in December 2005, contributed $147 million of net income during 2006 as compared to $4 million in 2005.

Net interest income increased in 2006 largely as a result of the Metris acquisition, which contributed to higher overall yields due in part to higher levels of non-prime customer loans, partially offset by higher interest expense. As discussed above, net interest income in 2006 also benefited from the implementation of a methodology for calculating the effective interest rate for introductory rate credit card customer loans under IFRSs over the expected life of the product. Of the amount recognized, $131 million increased net interest income in 2006 which otherwise would have been recorded in prior periods. Net interest margin increased primarily due to higher overall yields due to increases in non-prime customer loans, including the customer loans acquired as part of Metris, higher pricing on variable rate products and other repricing initiatives. These increases were partially offset by a higher cost of funds. Net interest margin in 2006 was also positively impacted by the adjustments recorded for the effective interest rate for introductory rate MasterCard/Visa customer loans discussed above. Although our non-prime customer loans tend to have smaller balances, they generate higher returns both in terms of net interest margin and fee income.

Increases in other operating income resulted from portfolio growth, including the Metris portfolio acquired in December 2005 which has resulted in higher late fees, higher interchange revenue and higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. This increase in fee income was partially offset by adverse impacts of limiting certain fee billings and changes to the required minimum monthly payment amount on non-prime credit card accounts in accordance with FFIEC guidance.

HSBC Finance Corporation

Higher operating expenses were incurred to support receivable growth, including the Metris portfolio acquisition, and increases in marketing expenses. The increase in marketing expenses in 2006 was primarily due to the Metris portfolio acquired in December 2005 and increased investment in our non-prime portfolio.

Loan impairment charges were higher in 2006. Loan impairment charges in 2005 were impacted by incremental credit loss provisions relating to the spike in bankruptcy filings leading up to October 17, 2005, which was the effective date of new bankruptcy laws in the United States and higher provisions relating to Hurricane Katrina. Excluding these items, provisions in 2006 nonetheless increased, reflecting receivable growth and portfolio seasoning, including the full year impact of the Metris portfolio, partially offset by the impact of lower levels of bankruptcy filings following the enactment of new bankruptcy laws in October 2005, higher recoveries as a result of better rates available in the non-performing asset sales market and a reduction of our estimate of incremental credit loss exposure related to Hurricane Katrina of approximately $26 million. In 2006, we increased loss reserves by recording loss provision greater than net charge-off of $328 million.

The increase in ROA in 2006 is primarily due to the higher net income as discussed above, partially offset by higher average assets.

Customer loans Customer loans increased 8 percent to $30.5 billion at December 31, 2007 compared to $28.2 billion at December 31, 2006. The increase reflects strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime portfolios. However, as discussed above, we have implemented numerous actions in the fourth quarter of 2007 which will limit growth in 2008.

Customer loans increased 9 percent to $28.2 billion at December 31, 2006 compared to $26.0 billion at December 31, 2005. The increase reflects strong domestic organic growth in our Union Privilege as well as other non-prime portfolios including Metris.

International Segment The following table summarizes the IFRS Management Basis results for our International segment for the years ended December 31, 2007, 2006 and 2005.

Year Ended December 31,	2007	2006	2005

	(dollars are in millions)

Net income (loss)	$(60)	$42	$481
Net interest income	844	826	971
Gain on sales to affiliates	-	29	464
Other operating income, excluding gain on sales to affiliates	231	254	306
Intersegment revenues	17	33	17
Loan impairment charges	610	535	620
Operating expenses	548	495	635
Customer loans	10,425	9,520	9,328
Assets	10,607	10,764	10,905
Net interest margin	8.34%	8.22%	7.35%
Return on average assets	(.56)	.37	3.52

2007 net income (loss) compared to 2006 Our International segment reported a net loss in 2007 reflecting higher loan impairment charges, higher operating expenses and lower other operating income, partially offset by higher net interest income. As discussed more fully below, net income in 2006 also included a $29 million gain on the sale of the European Operations to HBEU. Applying constant currency rates, which uses the average rate of exchange for 2006 to translate current period net income, the net loss for 2007 would not have been materially different.

Loan impairment charges in our Canadian operations increased due to an increase in delinquency and charge-off due to receivable growth. Loan impairment charges in our U.K. operations reflect a $93 million increase in credit loss reserves, resulting from a refinement in the methodology used to calculate roll rate percentages to be consistent with our other business and which we believe reflects a better estimate of probable losses currently inherent in the

HSBC Finance Corporation

loan portfolio and higher loss estimates for restructured loans which were more than offset by overall improvements in delinquency and charge-off which resulted in an overall lower credit loss provision in our U.K. operations. In 2007, we increased segment loss reserves by recording loss provision greater than net charge-off of $127 million.

Net interest income increased primarily as a result of higher receivable levels in our Canadian operations, partially offset by higher interest expense in our Canadian operations and lower receivable levels in our U.K. operations. The lower receivable levels in our U.K. subsidiary were due to decreased sales volumes resulting from an overall challenging credit environment in the U.K. as well as the sale of our European Operations in November 2006. Net interest margin increased due to higher yields on customer loans in our U.K. operations as we have increased pricing on many of our products reflecting the rising interest rates in the U.K., partially offset by the impact of the sale of the European Operations in November 2006 as well as a higher cost of funds in both our U.K. and Canadian operations.

Other operating income decreased due to lower insurance sales volumes in our U.K. operations, largely due to a planned phase out of the use of our largest external broker between January and April 2007, as well as the impact of the sale of our U.K. Insurance Operations to Aviva in November 2007. As the sales agreement provides for the purchaser to distribute insurance products through our U.K. branch network, going forward we will receive insurance commission revenue which we anticipate will significantly offset the loss of insurance premium revenues and the related policyholder benefits. Operating expenses increased to support receivable growth in our Canadian operations. In our U.K. operations, operating expenses were also higher due to higher legal fees and higher marketing expenses.

ROA was (.56) percent for 2007 compared to .37 percent in 2006. The decrease in ROA is primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

In November 2007, we sold the capital stock of our U.K. Insurance Operations to Aviva for an aggregate purchase price of approximately $206 million. The International segment recorded a gain on sale of $38 million (pre-tax) as a result of this transaction. As the fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and the related amortization are allocated to Corporate, which is included in the “All Other” caption within our segment disclosures, the gain recorded in the International segment does not include the goodwill write-off resulting from this transaction of $79 million on an IFRS Management Basis. We continue to evaluate the scope of our other U.K. operations.

2006 net income compared to 2005 Our International segment reported lower net income in 2006. However, net income in 2006 includes the $29 million gain on the sale of the European Operations to HBEU and in 2005 includes the $464 million gain on the sale of the U.K. credit card business to HBEU. As discussed more fully below, the gains reported by the International segment exclude the write-off of goodwill and intangible assets associated with these transactions. Excluding the gain on sale from both periods, the International segment reported higher net income in 2006 primarily due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income. Applying constant currency rates, which uses the average rate of exchange for 2005 to translate current period net income, the net income in 2006 would have been lower by $2 million.

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

HSBC Finance Corporation

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

ROA was .37 percent in 2006 and 3.52 percent in 2005. These ratios have been impacted by the gains on asset sales to affiliates. Excluding the gain on sale from both periods, ROA was essentially flat as ROA was .11 percent in 2006 and .12 percent in 2005.

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

In December 2005, we sold our U.K. credit card business, including $2.5 billion of customer loans, and the associated cardholder relationships to HBEU for an aggregate purchase price of $3.0 billion. In 2005, the International segment recorded a gain on sale of $464 million as a result of this transaction. As the fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and the related amortization are allocated to Corporate, which is included in the “All Other” caption within our segment disclosures, the gain recorded in the International segment does not include the goodwill and intangible write-off resulting from this transaction of $288 million.

Customer loans Customer loans for our International segment can be further analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2006		2005
	2007	$	%	$	%

	(dollars are in millions)

Real estate secured	$4,202	$650	18.3%	$1,168	38.5%
Auto finance	359	49	15.8	89	33.0
Credit card	315	69	28.0	145	85.3
Private label	2,907	677	30.4	749	34.7
Personal non-credit card	2,642	(540)	(17.0)	(1,054)	(28.5)

Total customer loans	$10,425	$905	9.5%	$1,097	11.8%

Customer loans of $10.4 billion at December 31, 2007 increased 10 percent compared to $9.5 billion at December 31, 2006. The increase was primarily as a result of foreign exchange impacts. Applying constant currency rates, customer loans at December 31, 2007 would have been approximately $907 million lower. Excluding the positive foreign exchange impacts, higher customer loans in our Canadian business were offset by the impact of lower customer loans in our U.K. operations. The increase in our Canadian business is due to growth in the real estate secured and credit card portfolios. Lower personal non-credit card loans in the U.K. reflect lower volumes as the U.K. branch network has placed a greater emphasis on secured lending. However, as discussed above, we have implemented numerous actions in both our U.K. and Canadian operations which will result in lower origination volumes in 2008.

Customer loans of $9.5 billion at December 31, 2006 increased 2 percent compared to $9.3 billion at December, 2005. Our Canadian operations experienced strong growth in its receivable portfolios. Branch expansions, the

HSBC Finance Corporation

addition of 1,000 new auto dealer relationships and the successful launch of a MasterCard credit card program in Canada in 2005 resulted in growth in both the secured and unsecured receivable portfolios. The increases in our Canadian portfolio were partially offset by lower customer loans in our U.K. operations. Our U.K. based unsecured customer loans decreased due to continuing lower retail sales volume following a slow down in retail consumer spending as well as the sale of $203 million of customer loans related to our European operations in November 2006. Applying constant currency rates, which uses the December 31, 2005 rate of exchange to translate current customer loan balances, customer loans would have been lower by $708 million at December 31, 2006.

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

Credit Quality

Delinquency and Charge-off Policies and Practices Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, bankruptcy trends, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates and significant catastrophic events such as natural disasters and global pandemics. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. We believe our credit and portfolio management process gives us a reasonable basis for predicting the credit quality of new accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous marketing, credit and risk management tests. However, in 2006 and 2007 we found consumer behavior deviated from historical patterns due to the housing market deterioration, creating increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers, as well as restructuring, modification and other customer account management techniques which are designed to optimize account relationships, are helpful in maximizing customer collections and has been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.

Our charge-off policies focus on maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of the customer segment we serve. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid ultimate foreclosure or repossession whenever it is reasonably economically possible. Our credit card charge-off policy is consistent with industry practice. Charge-off periods for our personal non-credit card product and, prior to December 2004 when it was sold, our domestic private label credit card product were designed to be responsive to our customer needs and may therefore be longer than bank competitors who serve a different market. Our policies have generally been consistently applied in all material respects. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist. We believe our current charge-off policies are appropriate and result in proper loss recognition.

HSBC Finance Corporation

Delinquency

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults and becomes at least two months contractually delinquent, it will be reported in our delinquency ratios. At December 31, 2007 and 2006 our two-months-and-over contractual delinquency included $4.5 billion and $2.5 billion respectively of restructured accounts that subsequently experienced payment defaults. See “Customer Account Management Policies and Practices” for further detail of our practices.

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Real estate secured(1)	7.08%	5.50%	4.28%	3.73%	3.54%	2.98%	2.52%	2.46%
Auto finance(2)	3.67	3.40	2.93	2.32	3.18	3.16	2.73	2.17
Credit card	5.77	5.23	4.45	4.53	4.57	4.53	4.16	4.35
Private label	4.26	4.86	5.12	5.27	5.31	5.61	5.42	5.50
Personal non-credit card	14.13	11.90	10.72	10.21	10.17	9.69	8.93	8.86

Total consumer(2)	7.41%	6.13%	5.08%	4.64%	4.59%	4.19%	3.71%	3.66%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	2007				2006
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

Mortgage Services:
First lien	10.91%	8.27%	6.39%	4.96%	4.48%	3.80%	3.10%	2.94%
Second lien	15.43	11.20	8.06	6.69	5.73	3.70	2.35	1.83

Total Mortgage Services	11.80	8.86	6.74	5.31	4.74	3.78	2.93	2.70
Consumer Lending:
First lien	3.72	2.90	2.13	2.01	2.07	1.84	1.77	1.87
Second lien	6.93	5.01	3.57	3.32	3.06	2.44	2.37	2.68

Total Consumer Lending	4.15	3.19	2.33	2.20	2.21	1.92	1.85	1.99
Foreign and all other:
First lien	2.62	2.49	2.25	1.65	1.58	1.52	1.53	1.77
Second lien	4.59	4.30	4.47	5.07	5.38	5.56	5.54	5.57

Total Foreign and all other	4.12	3.87	3.98	4.35	4.59	4.72	4.76	4.88

Total real estate secured	7.08%	5.50%	4.28%	3.73%	3.54%	2.98%	2.52%	2.46%

(2)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-off which totaled $24 million in December 2006. In connection with this policy change our Auto Finance business also changed its methodology for reporting two-months-and-over contractual delinquency to include loan balances associated with repossessed vehicles which have not yet been written down to net realizable value, consistent with policy. These changes resulted in an increase of 44 basis points to the auto finance delinquency ratio and an increase of 3 basis points to the total consumer delinquency ratio at December 31, 2006. Prior period amounts have been restated to conform to the current year presentation.

Compared to September 30, 2007, our total consumer delinquency increased 128 basis points at December 31, 2007 to 7.41 percent. With the exception of our private label portfolio, we experienced higher delinquency levels across all products. The real estate secured two-months-and-over contractual delinquency ratio was negatively impacted by higher delinquency levels in our Mortgage Services and Consumer Lending businesses. This increase resulted from the weak housing and mortgage industry, rising unemployment rates in certain markets, the weakening

HSBC Finance Corporation

U.S. economy and attrition in our real estate secured receivables portfolio driven by our strategy to discontinue new correspondent channel acquisitions by our Mortgage Services business which reduced the outstanding principal balance of the Mortgage Services loan portfolio. Our credit card portfolio also reported an increase in the two-months-and-over contractual delinquency ratio due to the deteriorating marketplace and broader economic conditions, a shift in mix to higher levels of non-prime receivables, and the seasoning of a growing portfolio. The increase in two-months-and-over contractual delinquency as a percentage of consumer receivables in our auto finance portfolio reflects seasoning of a growing portfolio and to a lesser extent the deterioration of marketplace and broader economic conditions as well as a seasonal trend for higher delinquency during the second half of the year. The decrease in our private label portfolio (which primarily consists of our foreign private label portfolio and domestic retail sales contracts that were not sold to HSBC Bank USA in December 2004) reflects receivable growth in our foreign portfolios. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio, and a deterioration of 2006 and 2007 vintages in certain geographic regions in our domestic portfolio. Dollars of delinquency increased markedly compared to the prior quarter reflecting the increases in delinquency in our real estate secured portfolios as discussed above due in part to lower real estate secured run-off as market conditions have reduced refinancing and liquidation opportunities for our customers. The increases in dollars of delinquency in other products primarily reflect higher bankruptcy levels and portfolio seasoning as well as deteriorating economic conditions as well as higher levels of receivables in all products except for personal non-credit card receivables.

Compared to December 31, 2006, our total consumer delinquency ratio increased 282 basis points largely due to higher real estate secured delinquency levels primarily at our Mortgage Services and Consumer Lending businesses. As discussed above, with the exception of our private label portfolio, we experienced higher delinquency levels across all products. Our credit card portfolio reported a marked increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, seasoning of a growing portfolio, higher levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States in October 2005 and the deteriorating marketplace and broader economic conditions. The increase in auto finance portfolio ratio reflects seasoning of a growing portfolio, receivable growth and weakening performance of certain 2006 originations. The increase in delinquency in our personal non-credit card portfolio ratio reflects maturation of a growing domestic portfolio, and a deterioration of 2006 and 2007 vintages as discussed above.

See “Customer Account Management Policies and Practices” regarding the treatment of restructured accounts and accounts subject to forbearance and other customer account management tools. See Note 2, “Summary of Significant Accounting Policies,” for a detail of our charge-off policy by product.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-off of consumer receivables as a percent of average consumer receivables:

	2007					2006					2005
	Full	Quarter Ended (Annualized)				Full	Quarter Ended (Annualized)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Real estate secured(1)	2.32%	2.96%	2.47%	2.17%	1.73%	1.00%	1.28%	.98%	.97%	.75%	.76%
Auto finance(2)	4.10	5.07	4.47	3.16	3.64	3.67	4.97	3.69	2.43	3.50	3.27
Credit card	7.28	8.17	7.00	6.85	7.08	5.56	6.79	5.52	5.80	4.00	7.12
Private label	4.73	3.71	4.74	5.30	5.30	5.80	6.68	5.65	5.29	5.62	4.83
Personal non-credit card(2)	8.48	9.13	8.84	8.22	7.73	7.89	7.92	7.77	7.92	7.94	7.88

Total consumer(2)	4.22%	4.96%	4.37%	3.92%	3.64%	2.97%	3.45%	2.92%	2.88%	2.58%	3.03%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	2.68%	3.79%	2.89%	2.26%	1.86%	1.19%	1.68%	1.11%	1.04%	.89%	.87%

(1)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables are comprised of the following:

HSBC Finance Corporation

	2007					2006					2005
	Full	Quarter Ended (Annualized)				Full	Quarter Ended (Annualized)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Mortgage Services:
First lien	1.60%	2.29%	1.93%	1.20%	1.17%	.77%	.91%	.75%	.73%	.67%	.68%
Second lien	12.15	17.42	13.90	11.82	7.97	2.38	4.40	2.11	1.72	1.15	1.11

Total Mortgage Services	3.77	5.30	4.36	3.32	2.55	1.12	1.66	1.06	.94	.77	.75
Consumer Lending:
First lien	.79	1.04	.74	.56	.80	.85	.85	.84	.98	.71	.74
Second lien	3.78	4.21	3.58	5.37	1.93	1.12	1.02	1.22	1.25	1.01	1.21

Total Consumer Lending	1.20	1.47	1.13	1.22	.96	.89	.88	.90	1.02	.75	.80
Foreign and all other:
First lien	1.05	.81	.81	1.30	1.34	.54	.89	.38	.99	.24	1.04
Second lien	1.35	1.23	1.39	2.23	1.29	.94	1.15	.91	.81	.63	.37

Total Foreign and all other	1.28	1.13	1.25	2.03	1.30	.86	1.10	.81	.85	.56	.47

Total real estate secured	2.32%	2.96%	2.47%	2.17%	1.73%	1.00%	1.28%	.98%	.97%	.75%	.76%

(2)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-offs in December 2006, which totaled $24 million. Excluding the impact of this change the auto finance net charge-off ratio would have been 4.19 percent in the quarter ended December 31, 2006 and 3.46 percent for the full year 2006. Also in the fourth quarter of 2006, our U.K. business discontinued a forbearance program related to unsecured loans. Under the forbearance program, eligible delinquent accounts would not be subject to charge-off if certain minimum payment conditions were met. The cancellation of this program resulted in a one-time acceleration of charge-off which totaled $89 million. Excluding the impact of the change in the U.K. forbearance program, the personal non-credit card net charge-off ratio would have been 6.23 percent in the quarter ended December 31, 2006 and 7.45 percent for the full year 2006. Excluding the impact of both changes, the total consumer charge-off ratio would have been 3.17 percent for the quarter ended December 31, 2006 and 2.89 percent for the full year 2006.

Net charge-offs as a percentage of average consumer receivables increased 125 basis points for the full year of 2007 as compared to the full year of 2006. With the exception of our private label portfolio, we experienced higher charge-off across all products, in particular our real estate secured and credit card receivable portfolios as discussed above. The increase in our Mortgages Services business reflects the higher delinquency levels discussed above which are migrating to charge-off and the impact of lower average receivable levels driven by the elimination of correspondent purchases as well as the sale of $2.7 billion of receivables during 2007. The increase in our Consumer Lending business reflects portfolio seasoning and higher losses in second lien loans purchased in 2004 through the third quarter of 2006. The marked increase in delinquency in our Consumer Lending real estate secured portfolio experienced in the second half of 2007 as a result of marketplace conditions will begin to migrate to charge-off largely in 2008. The increase in charge-offs in the credit card portfolio is due to a higher mix of non-prime receivables in our credit card portfolio, portfolio seasoning, increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following effectiveness of a new bankruptcy law in the United States and higher receivable balances. The increase in the auto finance portfolio is due to seasoning of a growing portfolio and weakened performance of certain 2006 originations. The private label charge-off ratio decreased compared to the prior year quarter primarily due to recent receivable growth, partially offset by portfolio seasoning. The personal non-credit card charge-off ratio increased reflecting portfolio seasoning as well as deterioration of 2006 and 2007 vintages in certain geographic regions.

We experienced an increase in overall net charge-off dollars across all products in 2007. Higher losses at our Mortgage Services and Consumer Lending businesses as discussed above, as well as portfolio growth and seasoning in our credit card and auto finance portfolios were major contributing factors to this increase. The marked increase in delinquency in our Consumer Lending real estate secured portfolio experienced in the second half of 2007 largely as a result of marketplace conditions will not begin to migrate to charge-off largely until 2008.

The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2007 was primarily due to higher charge-offs in our real estate secured portfolio as discussed above, as well as

HSBC Finance Corporation

higher REO expense due to higher levels of owned properties and higher losses on sales due to lower home value appreciation and in some cases home value depreciation.

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

The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2006 was primarily due to higher charge-offs in our real estate secured portfolio as discussed above, as well as higher REO expense due to higher levels of owned properties and higher losses on sales due to the slowing housing market, including an actual decline in property values in some markets.

HSBC Finance Corporation

Nonperforming Assets

At December 31,	2007	2006	2005

	(in millions)

Nonaccrual receivables(1)	$7,562	$4,807	$3,608
Accruing consumer receivables 90 or more days delinquent	1,277	930	623

Total nonperforming receivables	8,839	5,737	4,231
Real estate owned	1,023	670	510

Total nonperforming assets	$9,862	$6,407	$4,741

(1)	Nonaccrual receivables are comprised of the following:

At December 31,	2007	2006	2005

	(in millions)

Real estate secured:
Closed-end:
First lien	$3,387	$1,893	$1,366
Second lien	901	482	247
Revolving:
First lien	20	22	31
Second lien	349	187	63

Total real estate secured	4,657	2,584	1,707
Auto finance	483	394	323
Private label	74	76	75
Personal non-credit card	2,348	1,753	1,498
Commercial and other	-	-	5

Total nonaccrual receivables	$7,562	$4,807	$3,608

With the exception of private label receivables, all products reported higher levels of nonperforming assets in 2007 primarily due to higher overall delinquency levels as discussed above. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $1,194 million at December 31, 2007, $571 million at December 31, 2006, and $125 million at December 31, 2005. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends

HSBC Finance Corporation

are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge-offs and months coverage ratios in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

The following table sets forth credit loss reserves for the periods indicated:

	At December 31,
	2007		2006		2005		2004		2003

	(dollars are in millions)

Credit loss reserves	$10,905		$6,587		$4,521		$3,625		$3,793
Reserves as a percent of receivables	6.98	%(3)	4.07	%(3)	3.23%		3.39%		4.11%
Reserves as a percent of net charge-offs	162.4	(3)	145.8	(3)	123.8	(2)	89.9	(1)	105.7
Reserves as a percent of nonperforming loans	123.4		114.8		106.9		100.9		92.8

(1)	In December 2004, we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

(2)	The acquisition of Metris in December 2005 positively impacted this ratio. Reserves as a percentage of net charge-offs at December 31, 2005, excluding Metris was 118.2 percent.

(3)	This ratio was positively impacted in 2007 and 2006 by markedly higher credit loss reserves at our Mortgage Services business and, in 2007, at our Consumer Lending business.

Credit loss reserves at December 31, 2007 increased as compared to December 31, 2006 as we recorded loss provision in excess of net charge-offs of $4,310 million. The increase was primarily a result of the higher delinquency and loss estimates in our domestic real estate secured receivable portfolio, our Consumer Lending personal non-credit card portfolio and our domestic credit card receivable portfolio as previously discussed. In addition, the higher credit loss reserve levels reflect higher dollars of delinquency due to higher levels of delinquent receivables driven by portfolio seasoning and increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States in October 2005, partially offset by lower overall receivables. Higher credit loss reserves at December 31, 2007 also reflect a higher mix of non-prime receivables in our Credit Card Services business.

As previously discussed, we are experiencing higher delinquency and loss estimates at our Mortgage Services and Consumer Lending businesses as compared to the year-ago period. In establishing reserve levels, we considered the severity of losses expected to be incurred above our historical experience given the current housing market trends in the United States. During the second half of 2007, unprecedented turmoil in the mortgage lending industry resulted in reduced liquidity in the marketplace for subprime mortgages. In response, lenders have markedly tightened underwriting standards and reduced the availability of subprime mortgages. As fewer financing options currently exist in the marketplace for subprime customers, properties are remaining on the market for longer periods of time

HSBC Finance Corporation

which contributes to home price depreciation. Therefore, it is now generally believed that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration of this slowdown will extend through 2008. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home price appreciation remains stagnant in many markets and depreciates in others. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off and loss estimates in our Mortgage Services and Consumer Lending real estate secured receivable portfolios. We have considered these factors in establishing our credit loss reserve levels.

We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at potentially higher contractual reset rates given fluctuations in interest rates since origination, as well as their ability to repay any underlying second lien mortgage outstanding. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, such losses are estimable and, therefore, included in our credit loss reserves only in situations where the payment has either already reset or will reset in the near term. Additionally, a significant portion of our second lien Mortgage Services mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to perform like unsecured loans.

Credit loss reserve levels at December 31, 2006 increased as compared to December 31, 2005 as we recorded loss provision in excess of net charge-offs of $2,045 million. A significant portion of the increase in credit loss reserves resulted from higher delinquency and loss estimates at our Mortgage Services business as previously discussed where we recorded provision in excess of net charge-offs of $1,668 million. In addition, the higher credit loss reserve levels were a result of higher levels of receivables due in part to lower securitization levels and higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning including the Metris portfolio acquired in December 2005. Reserve levels also increased due to weakening early stage performance consistent with the industry trend in certain Consumer Lending real estate secured loans originated since late 2005. These increases were partially offset by significantly lower personal bankruptcy levels in the United States, a reduction in the estimated loss exposure relating to Hurricane Katrina and the benefit of stable unemployment in the United States.

Credit loss reserve levels at December 31, 2005 reflect the additional reserve requirements resulting from higher levels of owned receivables including lower securitization levels, higher delinquency levels in our portfolios driven by growth and portfolio seasoning, the impact of Hurricane Katrina and minimum monthly payment changes, additional reserves resulting from the Metris acquisition and the higher levels of personal bankruptcy filings in both the United States and the U.K. Credit loss reserves at December 31, 2005 also reflect the sale of our U.K. credit card business in December 2005 which decreased credit loss reserves by $104 million. In 2005, we recorded loss provision greater than net charge-offs of $890 million.

In 2004, we recorded loss provision greater than net charge-offs of $301 million. Excluding the impact of adopting FFIEC charge-off policies for domestic private label (excluding retail sales contracts at our Consumer Lending business) and credit card portfolios, we recorded loss provision $421 million greater than net charge-offs in 2004.

Reserves as a percentage of receivables at December 31, 2007 were higher than at December 31, 2006 due to the impact of the additional reserve requirements primarily in our Mortgage Services, Consumer Lending and Credit Card Services businesses as discussed above. Reserves as a percentage of receivables at December 31, 2006 were higher than at December 31, 2005 due to the impact of the additional reserve requirements in our Mortgage Services business, partially offset by lower levels of personal bankruptcy filing in the United States and a reduction in the estimated loss exposure estimates relating to Hurricane Katrina. Reserves as a percentage of receivables at December 31, 2005 and 2004 were lower than at December 31, 2003 as a result of portfolio growth, partially offset in 2005 by the impact of additional credit loss reserves relating to the impact of Hurricane Katrina, minimum monthly payment changes and increased bankruptcy filings.

HSBC Finance Corporation

Reserves as a percentage of nonperforming loans increased in 2007 as reserve levels increased at a higher rate than the increase in nonperforming loans driven by higher loss estimates in our Consumer Lending, Mortgage Services and Credit Card Services portfolios due to the marketplace and broader economic conditions. Reserves as a percentage of nonperforming loans increased in 2006 attributable to higher reserve levels primarily as a result of higher loss estimates in our Mortgage Services business. Reserves as a percentage of nonperforming loans increased in 2005. While nonperforming loans increased in 2005, reserve levels in 2005 increased at a more rapid pace due to receivable growth, the additional reserve requirements related to Hurricane Katrina and impact of increased bankruptcy filings on our secured receivable and personal non-credit card receivable portfolios which did not migrate to charge-off until 2006.

Reserves as a percentage of net charge-offs were higher in 2007 as the increase in reserve levels outpaced the increase in net charge-off during the year primarily due to the significant increases in reserve levels in the second half of 2007 resulting from the marketplace conditions and rising unemployment rates as described above. Reserves as a percentage of net charge-offs increased in 2006 as compared to 2005 as reserve levels grew more rapidly than charge-offs primarily due to the higher charge-offs expected in 2007 related to the deterioration in certain mortgage loans acquired in 2005 and 2006. Reserves as a percentage of net charge-offs increased in 2005. The 2005 ratio was significantly impacted by the acquisition of Metris and the 2004 ratio was significantly impacted by both the sale of our domestic private label receivable portfolio (excluding retail sales contracts) in December 2004 as well as the adoption of FFEIC charge-off policies for our domestic private label (excluding retail sales contracts) and credit card portfolios. Excluding these items, reserves as a percentage of net charge-offs increased 900 basis points. While both our reserve levels at December 31, 2005 and net charge-offs in 2005 were higher than 2004, our reserve levels grew for the reasons discussed above more rapidly than our net charge-offs.

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

In the third quarter of 2003, we implemented certain changes to our restructuring policies. These changes were intended to eliminate and/or streamline exception provisions to our existing policies and were generally effective for receivables originated or acquired after January 1, 2003. Receivables originated or acquired prior to January 1, 2003 generally are not subject to the revised restructure and customer account management policies. However, for ease of administration, in the third quarter of 2003, our Mortgage Services business elected to adopt uniform policies for all products regardless of the date an account was originated or acquired. Implementation of the uniform policy by Mortgage Services had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for purposes of the limitation that no account may be restructured more than four times in a rolling sixty-month period. Other business units may also elect to adopt uniform policies. The changes adopted in the third quarter of 2003 have not had a significant impact on our business model or on our results of operations as these changes have generally been phased in as new receivables were originated or acquired. As described more fully in the table below, we adopted FFIEC account management policies regarding restructuring of past due accounts for our domestic private label credit card and credit card portfolios in December 2004. These changes have not had a significant impact on our business model or on our results of operations.

Currently, approximately three-fourths of all restructured receivables are secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been restructured, rewritten or are subject to forbearance, an external debt management plan, modification,

HSBC Finance Corporation

extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

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

HSBC Finance Corporation

Restructuring Policies and Practices
Historical Restructuring Policies	Following Changes Implemented
and Practices(1),(2),(3)	In the Third Quarter 2003 and in December 2004(1),(2),(3)

Real Estate – Consumer Lending	Real Estate – Mortgage Services(6),(7)

• Accounts whose borrowers agree to pay by automatic withdrawal are generally restructured upon receipt of one qualifying payment after initial authorization for automatic withdrawal	• Accounts will generally not be eligible for restructure until nine months after origination • Qualifying accounts may be restructured if less than 30 days delinquent.

Auto finance	Auto finance

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

Beginning in December 2004, all accounts regardless of origination date

• Domestic accounts qualify for restructuring if we receive three consecutive minimum monthly payments or a lump sum equivalent

• Domestic accounts qualify for restructuring if the account has been in existence for a minimum of nine months and the account has not been restructured in the prior twelve months and not more than once in the prior five years

• Domestic accounts entering third party debt counseling programs are limited to one restructure in a five-year period in addition to the general limits of one restructure in a twelve-month period and two restructures in a five-year period

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

• Accounts may be restructured if we/receive one qualifying payment within the 60 days preceding the restructure; may restructure accounts in a hardship/disaster/strike situation with one qualifying payment or no payments

• If an account is never more than 90 days delinquent, it may generally be restructured up to three times per year

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

HSBC Finance Corporation

run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	For our United Kingdom business, all portfolios have a consistent account restructure policy. An account may be restructured if we receive two or more qualifying payments within two calendar months, limited to one restructure every 12 months, with a lifetime limit of three times. Prior to October 1, 2007, an account in a hardship situation could be restructured if a customer made three consecutive qualifying monthly payments within the last three calendar months. Only one hardship restructure is permitted in the life of a loan. After October 1, 2007 hardship restructures were discontinued. Pending hardship restructures were processed through December 31, 2007.

(3)	Historically, policy changes are not applied to the entire portfolio on the date of implementation but are applied to new, or recently originated or acquired accounts. However, the policies adopted in the third quarter of 2003 for the Mortgage Services business and the fourth quarter of 2004 for the domestic private label (excluding retail sales contracts) and credit card portfolios were applied more broadly. The policy changes for the Mortgage Services business which occurred in the third quarter of 2003, unless otherwise noted, were generally applied to accounts originated or acquired after January 1, 2003 and the historical restructuring policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. Implementation of this uniform policy had the effect of only counting restructures occurring on or after January 1, 2003 in assessing restructure eligibility for the purpose of the limitation that no account may be restructured more than four times in a rolling 60 month period. These policy changes adopted in the third quarter of 2003 did not have a significant impact on our business model or results of operations as the changes are, in effect, phased in as receivables were originated or acquired. For the adoption of FFIEC policies which occurred in the fourth quarter of 2004, the policies were effective immediately for all receivables in the domestic private label credit card and the credit card portfolios. Other business units may also elect to adopt uniform policies in future periods.

(4)	In some cases, as part of the Consumer Lending Foreclosure Avoidance Program implemented in 2003, accounts may be restructured on receipt of one qualifying payment. In the fourth quarter of 2006, this treatment was extended to accounts that qualified for the Mortgage Services account modification plan, as long as it has been at least six months since such account was originated, even if the account had been restructured in the last twelve months. Such restructures may be in addition to the four collection restructures in a rolling sixty-month period. Accounts receive these restructures after proper verification of the customer’s ability to make continued payments. This generally includes the determination and verification of the customer’s financial situation. At December 31, 2007 and 2006 Consumer Lending had $981 million and $674 million, respectively, of accounts restructured on receipt of one qualifying payment under the Foreclosure Avoidance Program. At December 31, 2007 and 2006 Mortgage Services had $647 million and $134 million of accounts restructured on receipt of one qualifying payment under the account modification plan.

(5)	Our Mortgage Services business implemented this policy for all accounts effective March 1, 2004. Effective January 1, 2008 for real estate overall, the program that allowed accounts whose borrowers agree to pay by automatic withdrawal to be restructured upon receipt of one qualifying payment after initial authorization for automatic withdrawal was discontinued.

(6)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally restructured with one qualifying payment.

(7)	Prior to August 2006, Mortgage Services accounts could not be restructured until nine months after origination and six months after the loan was acquired.

(8)	For our Canadian business, private label accounts are limited to one restructure every four months and if originated or acquired after January 1, 2003, two qualifying payments must be received, the account must be on the books for at least six months, at least six months must have elapsed since the last restructure, and there may be no more than four restructures in a rolling 60 month period.

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

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio(1)
(Managed Basis)

At December 31,	2007	2006

Never restructured	83.6%	89.1%
Restructured:
Restructured in the last 6 months	7.3	4.8
Restructured in the last 7-12 months	4.5	2.4
Previously restructured beyond 12 months	4.6	3.7

Total ever restructured	16.4	10.9

Total	100.0%	100.0%

Restructured by Product – Domestic Portfolio(1)
(Managed Basis)

At December 31,	2007		2006

	(dollars are in millions)

Real estate secured(3)	$16,790	19.9%	$10,344	11.0%
Auto finance	2,145	16.6	1,881	15.1
Credit card	788	2.6	816	2.9
Private label	27	18.4	31	10.9
Personal non-credit card	4,098	22.7	3,600	19.5

Total(2)	$23,848	16.4%	$16,672	10.9%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 15.8 percent at December 31, 2007 and 10.6 percent at December 31, 2006.

(3)	The Mortgage Services and Consumer Lending businesses real estate secured restructures are as shown in the following table:

	December 31,	December 31,
	2007	2006

	(dollars are in millions)

Mortgage Services	$7,682	$3,963
Consumer Lending	9,108	6,381

Total real estate secured	$16,790	$10,344

The increase in restructured loans in 2007 was primarily attributable to higher contractual delinquency due to weak loan performing portfolio growth and seasoning, including our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability. Additionally, beginning in the fourth quarter of 2006, we expanded the use of account modification at our Mortgage Services business to modify the rate and/or payment on a number of qualifying delinquent loans and restructured certain of those accounts after receipt of one modified payment and if certain other criteria were met. Such accounts are included in the above restructure statistics. At December 31, 2007, we have approximately 6,900 accounts in our Mortgage Services real estate secured portfolio and approximately 18,300 accounts in our Consumer Lending real estate secured portfolio which have been restructured where the delinquency status was reset and whose loan terms were also modified. The outstanding receivable balance of these restructured and modified loans was $960 million in our Mortgage Services real estate secured portfolio and $1.9 billion in our Consumer Lending real estate secured portfolio at December 31, 2007. At December 31, 2007 and 2006 our two-months-and-over contractual delinquency included $4.5 billion and $2.5 billion respectively of restructured

HSBC Finance Corporation

accounts that subsequently experienced payment defaults. We anticipate this number will continue to increase as restructure volumes increase as discussed above.

Loans included in the table above which have been granted a permanent modification, a twelve-month modification, or two or more consecutive six-month modifications, are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 6, “Receivables,” to our accompanying consolidated financial statements.

See “Credit Quality Statistics” for further information regarding owned basis delinquency, charge-offs and nonperforming loans.

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

The amount of domestic and foreign managed receivables in forbearance, modification, rewrites, modifications or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or .2 percent of managed receivables at December 31, 2007 and 2006.

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

As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs. We are proactively writing and calling customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment. Through a variety of means, we assess their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, we modify the loans, allowing time for the customer to seek alternative financing or improve their individual situation. These loan modifications primarily involve a twelve-month temporary interest rate relief by either maintaining the current interest rate for the entire twelve-month period or resetting the interest rate for the twelve-month period to a rate lower than originally required at the first reset date. At the end of the twelve-month period, the interest rate on the loan will reset in accordance with the original loan terms unless the borrower qualifies for and is granted a new modification. In 2007, we have made more than 33,000 outbound contacts and modified more than 8,500 loans with an aggregate balance of $1.4 billion. Since the inception of this program we have made more than 41,000 outbound

HSBC Finance Corporation

contacts and modified more than 10,300 loans with an aggregate balance of $1.6 billion. These loans are not included in the table above, as we have not reset delinquency on these loans as they were not contractually delinquent at the time of the modification. However, if the loan had been restructured in the past for other reasons, it is included in the table above. We also continue to manage a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through either loan restructuring or modification. We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

Geographic Concentrations The following table reflects the percentage of domestic consumer receivables by state which individually account for 5 percent or greater of our domestic portfolio.

Percent of Total
Domestic
State	Receivables

California	12%
Florida	7
New York	6
Ohio	5
Pennsylvania	5
Texas	5

Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Our foreign consumer operations located in the United Kingdom and the Republic of Ireland accounted for 3 percent of consumer receivables and Canada accounted for 3 percent of consumer receivables at December 31, 2007.

Liquidity and Capital Resources

While the funding synergies resulting from our acquisition by HSBC have allowed us to reduce our reliance on traditional sources to fund our asset levels, our continued success is dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors may include our debt ratings, overall capital markets volatility and the impact of overall economic conditions on our business. We continue to focus on balancing our use of affiliate and third-party funding sources to minimize funding expense while maximizing liquidity. As discussed below, we supplemented unsecured debt issuance during 2007 and 2006 with proceeds from the continuing sale of newly originated domestic private label receivables (excluding retail sales contracts) to HSBC Bank USA, debt issued to affiliates, the issuance of additional common equity to HINO and, in 2007, the sale of $2.7 billion of loans from our Mortgage Services loan portfolio.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

December 31,	2007		2006

	(in billions)

Debt outstanding to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$3.5		$4.3
Term debt	11.1		10.6
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	14.9		15.2

Debt outstanding to HSBC clients:
Euro commercial paper	2.0		3.0
Term debt	.8		1.2

Total debt outstanding to HSBC clients	2.8		4.2
Cash received on bulk and subsequent sale of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	19.2		17.9
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.4)		(4.7)

Total real estate secured receivable activity with HSBC Bank USA	2.5		3.2
Cash received from sale of European Operations to HBEU affiliate	-	(2)	-	(2)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Capital contribution by HINO	2.4	(1)	1.4	(1)

Total HSBC related funding	$44.5		$44.6

(1)	Capital contributions were made in 2007 to support ongoing operations and in 2006 in connection with our acquisition of the Champion portfolio.

(2)	Less than $100 million.

At December 31, 2007 and 2006, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent of our total debt and preferred stock funding.

Cash proceeds of $2.7 billion during 2007 from the sale of loans from our Mortgage Services loan portfolio and $206 million from the November 2007 sale of the U.K. Insurance Operations were used to partially pay down drawings on bank lines from HBEU for the U.K. Cash proceeds of $46 million from the November 2006 sale of the European Operations and $2.7 billion from the December 2005 sale of our U.K. credit card receivables to HBEU were used to partially pay down drawings on bank lines from HBEU for the U.K. Proceeds received from the bulk sale and subsequent daily sales of domestic private label credit card receivables to HSBC Bank USA of $19.2 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions were also used to fund ongoing operations.

At December 31, 2007 and 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. In January 2008, the revolving credit facility from HBEU decreased to $4.5 billion. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At December 31, 2006, $4.3 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. We had derivative contracts with a notional value of $91.8 billion, or approximately 97 percent of total derivative contracts, outstanding with HSBC affiliates at

HSBC Finance Corporation

December 31, 2007. We had derivative contracts with a notional value of $87.4 billion, or approximately 93 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2006.

Securities and other short-term investments Securities totaled $3.2 billion at December 31, 2007 and $4.7 billion at December 31, 2006. Securities purchased under agreements to resell totaled $1.5 billion at December 31, 2007 and $171 million at December 31, 2006. Interest bearing deposits with banks totaled $335 million at December 31, 2007 and $424 million at December 31, 2006. The decrease in securities and interest bearing deposits with banks is due to the sale of the U.K. Insurance Operations which had securities and interest bearing deposits with banks of $441 million at the time of the sale as well as the use of money market funds of $854 million at December 31, 2006 to pay down secured financings during 2007. The increase in securities purchased under agreements to resell is due to the decision to generate additional liquidity based on current market conditions.

Commercial paper, bank and other borrowings totaled $8.4 billion at December 31, 2007 and $11.1 billion at December 31, 2006. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $2.0 billion at December 31, 2007 and $3.0 billion at December 31, 2006. Commercial paper balances were lower at December 31, 2007 as a result of lower short term funding requirements due to a reduction in the overall size of the balance sheet. Our funding strategy requires that committed bank credit facilities will at all times exceed 80 percent of outstanding commercial paper and that the combination of bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115 percent of outstanding commercial paper.

Long term debt (with original maturities over one year) decreased to $123.3 billion at December 31, 2007 from $127.6 billion at December 31, 2006. Significant issuances during 2007 included the following:

•	$.4 billion of domestic and foreign medium-term notes
•	$2.4 billion of foreign currency-denominated bonds
•	$1.2 billion of InterNotessm (retail-oriented medium-term notes)
•	$4.0 billion of global debt
•	$10.4 billion of securities backed by real estate secured, auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

In the first quarter of 2006, we redeemed the junior subordinated notes, issued to Household Capital Trust VI with an outstanding principal balance of $206 million. In the fourth quarter of 2006 we redeemed the junior subordinated notes, issued to Household Capital Trust VII with an outstanding principal balance of $206 million.

Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2007 and 2006, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

Common Equity In the first quarter of 2007, HINO made a capital contribution of $200 million and in the fourth quarter of 2007 made an additional capital contribution of $750 million, each in exchange for one share of common stock. These capital contributions were to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. In 2006, in connection with our purchase of the Champion portfolio, HINO made a capital contribution of $163 million. Subsequent to December 31, 2007, HINO made a capital contribution of $1.6 billion in exchange for one share of common stock.

Selected capital ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. We and certain rating agencies monitor ratios excluding the impact of the HSBC acquisition purchase accounting adjustments as we believe that they represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios also exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”

HSBC Finance Corporation

the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. In the fourth quarter of 2007, Moody’s, Standard & Poor’s and Fitch changed the total outlook on our issuer default rating from “positive” to “stable.”

Selected capital ratios are summarized in the following table:

December 31,	2007	2006

TETMA + Owned Reserves(1),(2)	13.98%	11.02%
Tangible common equity to tangible managed assets(1)	6.09	6.08
Common and preferred equity to owned assets	8.56	11.21
Excluding HSBC acquisition purchase accounting adjustments:
TETMA + Owned Reserves(1),	14.18	11.67
Tangible common equity to tangible managed assets(1),(2)	6.27	6.72

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

(2)	On a proforma basis, if the capital contribution on February 12, 2008 of $1.6 billion had instead been received on December 31, 2007, our TETMA + Owned Reserves ratio would have been 99 basis points higher and our tangible common equity to tangible managed assets ratio, excluding HSBC acquisition purchase accounting adjustments would have been 99 basis points higher.

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

HSBC Finance Corporation received cash dividends from its subsidiaries of $169 million in 2007 and $74 million in 2006.

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

HSBC Finance Corporation

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

In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2007 and 2006, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. Dividends of $812 million were paid to HINO, our immediate parent company, on our common stock in 2007 and $809 million were paid in 2006. We anticipate paying future dividends to HINO, but will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to or through capital contributions from our parent.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. HSBC Finance Corporation made capital contributions to certain subsidiaries of $.5 billion in 2007 and $1.5 billion in 2006.

Subsidiaries At December 31, 2007, HSBC Finance Corporation had one major subsidiary, Household Global Funding (“Global Funding”) which holds all international operations. Prior to December 15, 2004, we had two major subsidiaries: Household Finance Corporation (“HFC”), which managed all domestic operations, and Global Funding. On December 15, 2004, HFC merged with and into Household International which changed its name to HSBC Finance Corporation.

Domestic Operations HSBC Finance Corporation manages all domestic operations directly and funds these businesses primarily through the collection of receivable balances; issuing commercial paper, medium-term debt and long-term debt; borrowing under secured financing facilities and selling consumer receivables. Domestically, HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. The vast majority of our domestic medium-term notes and long-term debt is now marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

At December 31, 2007, advances from subsidiaries of HSBC for our domestic operations totaled $11.1 billion. At December 31, 2006, advances from subsidiaries of HSBC for our domestic operations totaled $10.6 billion. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.

Outstanding commercial paper related to our domestic operations totaled $7.8 billion at December 31, 2007 and $10.8 billion at December 31, 2006.

Following our acquisition by HSBC, we established a new Euro commercial paper program, largely targeted towards HSBC clients, which expanded our European investor base. Under the Euro commercial paper program, commercial paper denominated in Euros, British pounds, Swiss francs and U.S. dollars is sold to foreign investors. Outstanding Euro commercial paper sold to customers of HSBC totaled $2.0 billion at December 31, 2007 and $3.0 billion at December 31, 2006. The decrease in Euro commercial paper outstanding was due to a cost differential that made domestic commercial paper a more cost efficient source of funding. We actively manage the level of commercial paper outstanding to ensure availability to core investors while maintaining excess capacity within our internally-established targets as communicated with the rating agencies.

HSBC Finance Corporation

The following table shows various debt issuances by HSBC Finance Corporation and its domestic subsidiaries during 2007 and 2006.

	2007	2006

	(in billions)

Medium term notes, excluding issuances to HSBC customers and subsidiaries of HSBC	$-	$6.0
Medium term notes issued to subsidiaries of HSBC	1.1	.8
Foreign currency-denominated bonds, excluding issuances to HSBC customers and subsidiaries of HSBC	2.4	7.9
Global debt	4.0	9.3
InterNotessm (retail-oriented medium-term notes)	1.2	1.8
Securities backed by real estate secured, auto finance, credit card and personal non-credit card receivables structured as secured financings	10.4	14.9

In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes in 2007 and 2006.

HSBC Finance Corporation issued securities backed by dedicated receivables of $10.4 billion in 2007 and $14.9 billion in 2006. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2007, closed-end real estate secured, auto finance, credit card and personal non-credit card receivables totaling $30.9 billion secured $23.2 billion of outstanding debt. At December 31, 2006, closed-end real estate secured, auto finance, credit card and personal non-credit card receivables totaling $28.1 billion secured $21.8 billion of outstanding debt.

HSBC Finance Corporation had committed back-up lines of credit totaling $11.7 billion at December 31, 2007 for its domestic operations. Included in the December 31, 2007 total are $2.5 billion of revolving credit facilities with HSBC. None of these back-up lines were drawn upon in 2007. The back-up lines expire on various dates through 2010. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain a minimum shareholder’s(s’) equity plus the outstanding trust preferred stock of $11.0 billion. At December 31, 2007, minimum shareholder’s(s’) equity balance plus outstanding trust preferred stock was $15.4 billion which is substantially above the required minimum balance. In 2008, $2.9 billion of back-up lines from third parties are scheduled to expire. Due to the condition of the subprime credit markets, we anticipate a portion of these lines will not be renewed. We do not expect this reduction will have a significant impact on the availability of short term funding.

At December 31, 2007, we had conduit credit facilities with commercial and investment banks under which our domestic operations may issue securities backed with up to $17.4 billion of receivables, including up to $14.2 billion of auto finance, credit card and personal non-credit card and $3.2 billion of real estate secured receivables. Our total conduit capacity decreased by $1.6 billion in 2007. Conduit capacity for real estate secured receivables was decreased $.7 billion and capacity for other products was decreased $.9 billion. These reductions are primarily the result of decisions by the providing institutions to reduce their overall exposure to subprime receivables. The facilities are renewable at the banks’ option. At December 31, 2007, $11.2 billion of auto finance, credit card, personal non-credit card and real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. The amount available under the facilities will vary based on the timing and volume of public securitization transactions. We also anticipate a reduction in the available conduit credit facilities as they mature throughout 2008 due to continuing concerns about subprime credit quality. For the conduit credit facilities that do renew, credit performance requirements will be more restrictive and pricing will increase to reflect the quality of the underlying assets. Our 2008 funding plan incorporates the anticipated reductions in these facilities.

HSBC Finance Corporation

Global Funding Global Funding includes our foreign subsidiaries in the United Kingdom, the Republic of Ireland and Canada. Global Funding’s assets were $10.8 billion at December 31, 2007 and $10.9 billion at December 31, 2006. Consolidated shareholder’s equity includes the effect of translating our foreign subsidiaries’ assets, liabilities and operating results from their local currency into U.S. dollars.

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

United Kingdom Our United Kingdom operation is funded with HBEU debt and previously issued long-term debt. The following table summarizes the funding of our United Kingdom operation:

	2007	2006

	(in billions)

Due to HSBC affiliates	$3.5	$4.3
Long term debt	.2	.2

At December 31, 2007, $.2 billion of long term debt was guaranteed by HSBC Finance Corporation. HSBC Finance Corporation receives a fee for providing the guarantee. In 2007 and 2006, our United Kingdom subsidiary primarily received its funding directly from HSBC.

As previously discussed, in November 2007, we sold our U.K. Insurance Operations to Aviva for approximately $206 million and used the proceeds to partially pay down amounts due to HBEU on bank lines in the U.K. Additionally, in November 2006, our U.K. operations sold its European Operations to a subsidiary of HBEU for total consideration of $46 million and used the proceeds to partially pay down amounts due to HBEU on bank lines in the U.K.

Canada Our Canadian operation is funded with commercial paper, intermediate and long-term debt. Outstanding commercial paper totaled $673 million at December 31, 2007 compared to $223 million at December 31, 2006. Given disruptions in the Canadian debt markets in the second half of 2007, we elected to increase the level of funding generated through commercial paper issuance. We anticipate reducing the level of Canadian commercial paper outstanding over the first half of 2008. Intermediate and long-term debt totaled $4.1 billion at December 31, 2007 compared to $3.4 billion at December 31, 2006. At December 31, 2007, $4.8 billion of the Canadian subsidiary’s debt was guaranteed by HSBC Finance Corporation for which it receives a fee for providing the guarantee. Committed back-up lines of credit for Canada were approximately $102 million at December 31, 2007. All of these back-up lines are guaranteed by HSBC Finance Corporation and none were used in 2007. In 2007, our Canadian operations declared a dividend of $51 million to be paid to HSBC Finance Corporation in 2008.

HSBC Finance Corporation

2008 Funding Strategy As discussed previously, the acquisition by HSBC markedly improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2008 are summarized in the table that follows.

(in billions)

Funding needs:
Net asset growth/(attrition)	(18) - (10)
Commercial paper and term debt maturities	26 - 28
Secured financings and conduit facility maturities	12 - 16
Other	(1) - 3

Total funding needs	$19 - 37

Funding sources:
Commercial paper and term debt issuance	7 - 19
Secured financings and conduit facility renewals	12 - 16
HSBC and HSBC subsidiaries	0 - 2

Total funding sources	$19 - 37

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services and Consumer Lending businesses. As a result in 2007, we decided to discontinue new correspondent channel acquisitions and cease operations of Decision One. Additionally, we have eliminated certain product offerings and tightened underwriting criteria in our Consumer Lending business. These actions, combined with normal portfolio attrition and risk mitigation efforts, will result in a continued reduction in our aggregate portfolio in 2008. As opportunities arise, we may also consider the possibility of selling selected portfolios, similar to the $2.7 billion sales of real estate secured receivables completed in 2007. Constrained risk appetite as well as any decisions to sell selected portfolios will result in attrition in the balance sheet during 2008.

Commercial paper outstanding in 2008 is expected to be lower than 2007 balances, except during the first three months of 2008 when commercial paper balances will be temporarily high due to the seasonal activity of our TFS business. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Term debt issuances are expected to utilize several ongoing programs to achieve the desired funding in 2008. Approximately 79 percent of term debt funding is expected to be achieved through transactions including U.S. dollar global and Euro transactions and large medium-term note (“MTN”) offerings. Domestic retail note programs are expected to account for approximately 11 percent of term debt issuances. The remaining term debt issuances are expected to consist of smaller domestic and foreign currency MTN offerings.

HSBC received regulatory approval in 2003 to provide the direct funding required by our United Kingdom operations. Accordingly, in 2004 we eliminated all back-up lines of credit which had previously supported our United Kingdom subsidiary. All new funding for our United Kingdom subsidiary is now provided directly by HSBC. Our Canadian operation will continue to fund itself independently through traditional third-party funding sources such as commercial paper and medium term-notes. Canadian funding needs in 2008 are expected to be in line with 2007 levels.

Capital Expenditures We made capital expenditures of $135 million in 2007 which included costs related to the new office building in the Village of Mettawa, Illinois of $89 million. Capital expenditures in 2006 were $102 million which included costs related to the new office building in the Village of Mettawa, Illinois of $29 million.

HSBC Finance Corporation

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2007:

(in billions)

Private label, and credit cards	162
Other consumer lines of credit	9

Open lines of credit(1)	$171

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2007.

In January 2008, we extended a line of credit to H&R Block for up to $3.0 billion to fund the purchase of a participation interest in refund anticipation loans. This available credit outstanding under this line will step down to $120 million as of March 30, 2008 and expires on June 30, 2008. Additionally, in the event the balance outstanding under this line of credit falls below $60 million, the line of credit may be terminated earlier.

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2007 by period due:

	2008	2009	2010	2011	2012	Thereafter	Total

	(in millions)

Principal balance of debt:
Due to affiliates	$3,543	$2,031	$1,551	$619	$1,250	$5,908	$14,902
Long term debt (including secured financings)	32,844	23,821	15,773	12,808	11,443	26,759	123,448

Total debt	36,387	25,852	17,324	13,427	12,693	32,667	138,350

Operating leases:
Minimum rental payments	161	127	94	61	34	107	584
Minimum sublease income	37	27	15	5	2	-	86

Total operating leases	124	100	79	56	32	107	498

Obligations under merchant and affinity programs	139	126	124	119	117	339	964
Non-qualified pension and postretirement benefit liabilities(1)	31	27	36	36	40	993	1,163

Total contractual cash obligations	$36,681	$26,105	$17,563	$13,638	$12,882	$34,106	$140,975

(1)	Expected benefit payments calculated include future service component.

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

$153

Our purchase obligations for goods and services at December 31, 2007 were not significant.

Off Balance Sheet Arrangements and Secured Financings

Securitizations and Secured Financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been a source of funding and liquidity for us. Securitizations and secured financings have been used to limit our reliance on the unsecured debt markets and can be more cost-effective sources of alternative funds.

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

HSBC Finance Corporation

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

Our retained securitization interests are included in receivables on our consolidated balance sheets. These retained interests were comprised of the following at December 31, 2007 and 2006:

	At December 31,
	2007	2006

	(in millions)

Overcollateralization	$16	$52
Interest-only strip receivables	-	6
Cash spread accounts	2	40
Other subordinated interests	-	870

Total retained securitization interests	$18	$968

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

Securitizations are treated as secured financings under both IFRS and U.K. GAAP. In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under IFRS, we began to structure all new collateralized funding transactions as secured financings in the third quarter of 2004. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables continued to be sold to these trusts and the resulting replenishment gains recorded until the revolving periods ended, the last of which occurred in September of 2007. The termination of sale treatment on new collateralized funding activity reduced our reported net income under U.S. GAAP. There was no impact, however, on cash received from operations.

HSBC Finance Corporation

Replenishment securitizations and secured financings were as follows:

	Year Ended December 31,
	2007	2006	2005

	(in millions)

Replenishment securitizations:
Credit card	$1,540	$2,469	$8,620
Personal non-credit card	5	71	211

Total	$1,545	$2,540	$8,831

Secured financings:
Real estate secured	$3,283	$4,767	$4,516
Auto finance	1,596	2,843	3,418
Credit card	4,168	4,745	1,785
Personal non-credit card	1,310	2,500	-

Total	$10,357	$14,855	$9,719

Additionally, as part of the Metris acquisition in 2005, we assumed $4.6 billion of securities backed by credit card receivables which we restructured so that they are now accounted for as secured financings.

Outstanding securitized receivables consisted of the following:

	At December 31,
	2007	2006

	(in millions)

Auto finance	$-	$271
Credit card	124	500
Personal non-credit card	-	178

Total	$124	$949

Our remaining securitized receivable credit card trust began its amortization period in October 2007 and was fully amortized in January 2008.

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. For certain auto and personal non-credit card transactions, early payoff of securities may occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

At December 31, 2007, securitizations structured as sales represented less than 1 percent and secured financings represented 16 percent of the funding associated with our managed funding portfolio. At December 31, 2006, securitizations structured as sales represented 1 percent and secured financings represented 14 percent of the funding associated with our managed funding portfolio.

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

HSBC Finance Corporation

investment, and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

At December 31, 2007, we had domestic facilities with commercial and investment banks under which we may use up to $17.4 billion of our receivables in collateralized funding transactions structured either as securitizations or secured financings. The facilities are renewable at the banks’ option. The amount available under the facilities will vary based on the timing and volume of collateralized funding transactions. As discussed above, we anticipate some of these facilities which expire in 2008 will not be renewed. Our 2008 funding plan incorporates the anticipated reductions in these facilities.

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

Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board which consists of senior executives throughout the HSBC organization. In addition, due to the increasingly complex business environment and the evolution of improved risk management tools and standards, HSBC Finance Corporation has significantly upgraded, and continues to upgrade, its risk management function. New practices and techniques have been implemented to enhance data analysis, modeling, stress testing, management information systems, risk self-assessment, and independent oversight. Senior managers independently ensure risks are appropriately identified, measured, reported and managed.

Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its various committees, principally the Audit Committee. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Operating Officer or his staff. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Operating Officer, focuses on credit and operational risk management strategies. In addition, the HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board.

Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.

Day-to-day management of credit risk is administered by Chief Credit Officers in each business line who have solid reporting lines to both the business line Chief Executive Officer and the Chief Retail Credit Officer. Independent oversight is provided by the corporate Chief Retail Credit Officer who reports to our Chief Operating Officer and indirectly to the Group Managing Director, Head of Credit Risk for HSBC globally. The Chief Retail Credit Officer may override business unit credit policy decisions. An appeal process exists through the Chief Operating Officer and Chief Executive Officer of the business to the Group Managing Director, Head of Credit Risk. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific

HSBC Finance Corporation

not only for each product, but also take into consideration various other factors including borrower characteristics. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for further discussion of our policies surrounding credit loss reserves. While we develop our own policies and procedures for all of our lending activities, they are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control counterparty credit risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Counterparty limits have been set and are closely monitored as part of the overall risk management process and control structure. We utilize an affiliate, HSBC Bank USA, as the primary provider of domestic derivative products. We have never suffered a loss due to counterparty failure.

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities. At December 31, 2007, we provided third party swap counterparties with $51 million collateral. At December 31, 2006, third party counterparties had provided $158 million in collateral to us. Beginning with the second quarter of 2006, when the fair value of our agreements with affiliate counterparties require the posting of collateral, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which was offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1 and recorded in our balance sheet as a component of derivative related assets.

See Note 14, “Derivative Financial Instruments,” to the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 23, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

Liquidity Risk The management of liquidity risk is addressed in HSBC Finance Corporation’s funding management policies and practices. HSBC Finance Corporation funds itself principally through unsecured term funding in the markets, through secured financings and through borrowings from HSBC and HSBC clients. Generally, the lives of our assets are shorter than the lives of the liabilities used to fund them. This initially reduces liquidity risk by ensuring that funds are received prior to liabilities becoming due.

Our ability to ensure continuous access to the capital markets and maintain a diversified funding base is important in meeting our funding needs. To manage this liquidity risk, we offer a broad line of debt products designed to meet the needs of both institutional and retail investors. We maintain investor diversity by placing debt directly with customers, through selected dealer programs and by targeted issuance of large liquid transactions on a global basis. Through collateralized funding transactions, we are able to access an alternative investor base and further diversify our funding sources. We also maintain a comprehensive, direct marketing program to ensure our investors receive consistent and timely information regarding our financial performance.

The measurement and management of liquidity risk is a primary focus. Three standard analyses are utilized to accomplish this goal. First, a rolling 60 day funding plan is updated daily to quantify near-term needs and develop

HSBC Finance Corporation

the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annually) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next twelve months are updated at least weekly and monthly funding plans for the next two years are maintained. These plans focus on funding projected asset growth and debt maturities and drive both the timing and size of debt issuances. These plans are shared on a regular basis with HSBC. And third, a Maximum Cumulative Outflow (MCO) analysis is updated regularly to measure liquidity risk. Cumulative comprehensive cash inflows are subtracted from outflows to generate a net exposure that is tracked both monthly over the next 12 month period and annually for 5 years. Net outflow limits are reviewed by HSBC Finance Corporation’s ALCO and HSBC.

We recognize the importance of being prepared for constrained funding environments. While the potential scenarios driving this analysis have changed due to our affiliation with HSBC, contingency funding plans are still maintained as part of the liquidity management process. Alternative funding strategies are updated regularly for a rolling 12 months and assume limited access to unsecured funding and continued access to the collateralized funding markets. These alternative strategies are designed to enable us to achieve monthly funding goals through controlled growth, sales of receivables and access to committed sources of contingent liquidity including bank lines and undrawn securitization conduits. Although our overall liquidity situation has improved significantly since our acquisition by HSBC, the strategies and analyses utilized in the past to successfully manage liquidity remain in place today. The combination of this process with the funding provided by HSBC subsidiaries and clients should ensure our access to diverse markets and investor bases thereby allowing us to meet our funding requirements.

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

Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we can not precisely predict our earnings due to the uncertainty inherent in the macro economic environment. At December 31, 2007, our net interest margin at risk was in compliance with the guidelines defined in our existing policy.

Customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products produce different interest rate risk exposures. We use derivative financial instruments, principally interest rate swaps, to manage these exposures. Interest rate futures, interest rate forwards and purchased options are also used on a limited basis to manage interest rate risk.

HSBC Finance Corporation

We monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2007 a declining balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	At December 31,
	2007	2006

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$153	$180
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	132	54

In the December 2006 calculation, looking forward through 2007, a significant portion of the ARM portfolio was eligible for repricing. At that time it was anticipated that the ARM portfolio would prepay and therefore create less benefit to net interest income in a falling interest rate environment. In the December 2007 calculation, looking forward through 2008, a greater volume of ARMs are expected to remain on the books due to fewer refinancing options available to subprime customers. As a result, the total benefit to net interest income has increased in the declining rate scenario. However, we anticipate higher levels of delinquency and loan impairment charges as these remain on the books longer.

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

HSBC also has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit as of December 31, 2007 was $2 million, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not increase or decrease by more than $2 million. As of December 31, 2007, we had a PVBP position of $(1.7) million reflecting the impact of a one basis point increase in interest rates. This increase was primarily due to an anticipated extension in the average lives of mortgages held in both the Consumer Lending and Mortgage Services portfolios.

While the total PVBP position will not change as a result of the loss of hedge accounting following our acquisition by HSBC, the following table shows the components of PVBP:

	2007	2006

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$(.2)	$(1.8)
Risk for all other remaining assets and liabilities	(1.5)	2.9

Total PVBP risk	$(1.7)	$1.1

Foreign currency exchange risk refers to the potential changes in current and future earnings or capital arising from movements in foreign exchange rates. We enter into foreign exchange rate forward contracts and currency swaps to minimize currency risk associated with changes in the value of foreign-denominated liabilities. Currency swaps convert principal and interest payments on debt issued from one currency to another. For example, we may issue Euro-denominated debt and then execute a currency swap to convert the obligation to U.S. dollars. We estimate that

HSBC Finance Corporation

a 10 percent adverse change in the British pound/U.S. dollar and Canadian dollar/U.S. dollar exchange rates would result in a decrease in common shareholder’s equity of $160 million at December 31, 2007 and $159 million at December 31, 2006 and would not have a material impact on net income.

We have issued debt in a variety of currencies and simultaneously executed currency swaps to hedge the future interest and principal payments. As a result of the loss of hedge accounting on currency swaps outstanding at the time of our acquisition, the recognition of the change in the currency risk on these swaps is recorded differently than the corresponding risk on the underlying foreign denominated debt. Currency risk on the swap is now recognized immediately in the net present value of all future swap payments. On the corresponding debt, currency risk is recognized on the principal outstanding which is converted at the period end spot translation rate and on the interest accrual which is converted at the average spot rate for the reporting period.

Operational Risk Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, systems failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues.

HSBC Finance Corporation has established an independent Operational Risk Management function, headed by a Corporate Operational Risk Coordinator reporting directly to the Chief Operating Officer and indirectly to the Head of Operational Risk for HSBC. The Operational Risk Coordinator provides independent functional oversight by managing the following activities:

•	maintaining a network of business line Operational Risk Coordinators;
•	developing scoring and risk assessment tools and databases;
•	providing training and developing awareness; and
•	independently reviewing and reporting the assessments of operational risks.

An Operational Risk Management Committee is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operations risk events which take place to ensure that we remain in line with best practice and take account of lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.

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

The independent Corporate Compliance function is headed by a Chief Compliance Officer who reports to the Chief Operating Officer, the Chief Compliance Officer of HSBC North America and the Head of Compliance for HSBC. The Corporate Compliance function is supported by various compliance teams assigned to individual business units. The Corporate Compliance function is responsible for the following activities:

•	advising management on compliance matters;
•	providing independent assessment and monitoring; and

HSBC Finance Corporation

•	reporting compliance issues to HSBC Finance Corporation senior management and Board of Directors, as well as to HSBC Compliance.

The overall Corporate Compliance program elements include identification, assessment, monitoring, control and mitigation of the risk and timely resolution of the results of risk events. These functions are generally performed by business line management, with oversight provided by Corporate Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and privacy. A separate Corporate Compliance Control Unit, along with Internal Audit, tests the effectiveness of the overall Compliance Risk Management Program through continuous monitoring and periodic target audits.

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

Basis point – A unit that is commonly used to calculate changes in interest rates. The relationship between percentage changes and basis points can be summarized as a 1 percent change equals a 100 basis point change or .01 percent equals 1 basis point.

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

Enhancement Services Income – Ancillary credit card revenue from products such as Account Secure (debt protection) and Identity Protection Plan.

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

HINO – HSBC Investments (North America) Inc., which is the immediate parent of HSBC Finance Corporation.

HSBC North America – HSBC North America Holdings Inc. and the immediate parent of HINO.

HSBC – HSBC Holdings plc.

HSBC Bank USA – HSBC Bank USA, National Association

HTSU – HSBC Technology & Services (USA) Inc., which provides information technology services to all subsidiaries of HSBC North America and other subsidiaries of HSBC.

Goodwill – Represents the purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations.

IFRS Management Basis – A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation.

HSBC Finance Corporation

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

MasterCard, Visa, American Express and Discover Receivables – Receivables generated through customer usage of MasterCard, Visa, American Express and Discover credit cards.

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

HSBC Finance Corporation

Return on Average Common Shareholder’s Equity – Net income less dividends on preferred stock divided by average common shareholder’s equity.

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

Tangible Common Equity – Common shareholder’s equity (excluding unrealized gains and losses on investments and cash flow hedging instruments, any minimum pension liability and the impact of adoption of SFAS No. 159, including subsequent changes in fair value recognized in earnings associated with credit risk) less acquired intangibles and goodwill.

Tangible Shareholder’s(s’) Equity – Tangible common equity, preferred stock, and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates) adjusted for HSBC acquisition purchase accounting adjustments.

Tangible Managed Assets – Total managed assets less acquired intangibles, goodwill and derivative financial assets.

Taxpayer Financial Services (“TFS”) Revenue – Our taxpayer financial services business provides consumer tax refund lending in the United States. This income primarily consists of fees received from the consumer for a short term loan which will be repaid from their Federal income tax return refund.

Whole Loan Sales – Sales of loans to third parties without recourse. Typically, these sales are made pursuant to our liquidity or capital management plans.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS

	2007	2006	2005	2004	2003

	(dollars are in millions)

Two-Month-and-Over Contractual Delinquency Ratios
Real estate secured(1)	7.08%	3.54%	2.72%	2.96%	4.33%
Auto finance	3.67	3.18	3.04	3.03	3.39
Credit card(2)	5.77	4.57	3.66	4.88	5.76
Private label	4.26	5.31	5.43	4.13	5.42
Personal non-credit card	14.13	10.17	9.40	8.69	10.01

Total consumer(2)	7.41%	4.59%	3.89%	4.13%	5.40%

Ratio of Net Charge-offs to Average Receivables for the Year
Real estate secured(3)	2.32%	1.00%	.76%	1.10%	.99%
Auto finance(6)	4.10	3.67	3.27	3.43	4.91
Credit card(4)	7.28	5.56	7.12	8.85	9.18
Private label(4)	4.73	5.80	4.83	6.17	5.75
Personal non-credit card(6)	8.48	7.89	7.88	9.75	9.89

Total consumer(4)(6)	4.22	2.97	3.03	4.00	4.06
Commercial	-	.43	2.60	-	.46

Total	4.21%	2.97%	3.03%	3.98%	4.05%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	2.68%	1.19%	.87%	1.38%	1.42%

Nonaccrual Receivables
Domestic:
Real estate secured(5)	$4,526	$2,461	$1,601	$1,489	$1,777
Auto finance	480	389	320	227	140
Private label	25	31	31	24	43
Personal non-credit card	2,092	1,444	1,190	908	898
Foreign	439	482	463	432	316

Total consumer	7,562	4,807	3,605	3,080	3,174
Commercial and other	-	-	3	4	6

Total	$7,562	$4,807	$3,608	$3,084	$3,180

Accruing Consumer Receivables 90 or More Days Delinquent
Domestic:
Credit card	$1,240	$894	$585	$469	$429
Private label	-	-	-	-	443
Foreign	37	35	38	38	32

Total	$1,277	$929	$623	$507	$904

Real Estate Owned
Domestic	$1,008	$785	$506	$583	$627
Foreign	15	9	4	4	4

Total	$1,023	$794	$510	$587	$631

Renegotiated Commercial Loans	$-	$1	$-	$2	$2

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	2007	2006	2005	2004	2003

Mortgage Services:
First lien	10.91%	4.50%	3.21%	3.26%	5.49%
Second lien	15.43	5.74	1.94	2.47	4.90

Total Mortgage Services	11.80	4.75	2.98	3.16	5.40
Consumer Lending:
First lien	3.72	2.07	2.14	2.69	3.40
Second lien	6.93	3.06	3.03	3.02	5.07

Total Consumer Lending	4.15	2.21	2.26	2.73	3.59
Foreign and all other:
First lien	2.62	1.58	2.11	1.95	3.14
Second lien	4.59	5.38	5.71	3.94	4.03

Total Foreign and all other	4.12	4.59	5.09	3.66	3.91

Total real estate secured	7.08%	3.54%	2.72%	2.96%	4.33%

HSBC FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS (CONTINUED)

(2)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our credit card portfolio was 4.01% and total consumer delinquency was 3.89%.

(3)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables are comprised of the following:

	2007	2006	2005	2004	2003

Mortgage Services:
First lien	1.60%	.77%	.68%	.81%	.54%
Second lien	12.15	2.38	1.11	2.64	2.89

Total Mortgage Services	3.77	1.12	.75	1.05	.94
Consumer Lending:
First lien	.79	.85	.74	1.03	.89
Second lien	3.78	1.12	1.21	2.77	2.44

Total Consumer Lending	1.20	.89	.80	1.21	1.07
Foreign and all other:
First lien	1.05	.54	1.04	.89	1.19
Second lien	1.35	.94	.37	.24	.38

Total Foreign and all other	1.28	.86	.47	.33	.50

Total real estate secured	2.32%	1.00%	.76%	1.10%	.99%

(4)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios in December 2004 increased private label net charge-offs by $155 million (119 basis points) and credit card net charge-offs by $3 million (2 basis points) and total consumer net charge-offs by $158 million (16 basis points) for the year ended December 31, 2004.

(5)	Domestic real estate nonaccrual receivables are comprised of the following:

	2007	2006	2005	2004	2003

Real estate secured:
Closed-end:
First lien	$3,367	$1,884	$1,359	$1,287	$1,437
Second lien	790	369	148	105	121
Revolving:
First lien	20	22	31	40	92
Second lien	349	186	63	57	127

Total real estate secured	$4,526	$2,461	$1,601	$1,489	$1,777

(6)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-offs in December 2006, which totaled $24 million. Excluding the impact of this change the auto finance net charge-off ratio would have been 4.19 percent in the quarter ended December 31, 2006 and 3.46 percent for the full year 2006. Also in the fourth quarter of 2006, our U.K. business discontinued a forbearance program related to unsecured loans. Under the forbearance program, eligible delinquent accounts would not be subject to charge-off if certain minimum payment conditions were met. The cancellation of this program resulted in a one-time acceleration of charge-off which totaled $89 million. Excluding the impact of the change in the U.K. forbearance program, the personal non-credit card net charge-off ratio would have been 6.23 percent in the quarter ended December 31, 2006 and 7.45 percent for the full year 2006. Excluding the impact of both changes, the total consumer charge-off ratio would have been 3.17 percent for the quarter ended December 31, 2006 and 2.89 percent for the full year 2006.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY

	2007	2006	2005		2004		2003

	(dollars are in millions)

Total Credit Loss Reserves at January 1	$6,587	$4,521	$3,625		$3,793		$3,333

Provision for Credit Losses	11,026	6,564	4,543		4,334		3,967

Charge-offs Domestic:
Real estate secured(1)	(2,199)	(931)	(569)		(629)		(496)
Auto finance	(595)	(468)	(311)		(204)		(148)
Credit card(2)	(2,463)	(1,665)	(1,339)		(1,082)		(936)
Private label(2)	(45)	(43)	(33)		(788)		(684)
Personal non-credit card	(1,729)	(1,455)	(1,333)		(1,350)		(1,354)
Foreign	(575)	(600)	(509)		(355)		(257)

Total consumer	(7,606)	(5,162)	(4,094)		(4,408)		(3,875)
Commercial and other	-	(2)	(6)		(1)		(3)

Total receivables charged off	(7,606)	(5,164)	(4,100)		(4,409)		(3,878)

Recoveries
Domestic:
Real estate secured(3)	72	33	27		18		10
Auto finance	80	50	18		6		5
Credit card	383	274	157		103		87
Private label	9	13	6		79		72
Personal non-credit card	211	216	171		120		82
Foreign	135	59	68		50		34

Total consumer	890	645	447		376		290
Commercial and other	-	-	-		-		1

Total recoveries on receivables	890	645	447		376		291
Other, net	8	21	6		(469)		80

Credit Loss Reserves
Domestic:
Real estate secured	5,119	2,365	718		645		670
Auto finance	254	241	222		181		172
Credit card	2,635	1,864	1,576		1,205		806
Private label	26	38	36		28		519
Personal non-credit card	2,378	1,732	1,652		1,237		1,348
Foreign	492	346	312		316		247

Total consumer	10,904	6,586	4,516		3,612		3,762
Commercial and other	1	1	5		13		31

Total Credit Loss Reserves at December 31	$10,905	$6,587	$4,521		$3,625		$3,793

Ratio of Credit Loss Reserves to:
Net charge-offs(6)	162.4%	145.8%	123.8	%(4)	89.9	%(5)	105.7%
Receivables:
Consumer(6)	6.99	4.07	3.23		3.39		4.09
Commercial	.76	.60	2.67		8.90		6.80

Total(6)	6.98%	4.07%	3.23%		3.39%		4.11%

Nonperforming loans:
Consumer	123.4%	114.8%	106.8%		100.7%		92.2%
Commercial	-	100.0	166.7		260.0		620.0

Total	123.4%	114.8%	106.9%		100.9%		92.8%

(1)	Domestic real estate secured charge-offs can be further analyzed as follows:

	2007	2006	2005	2004	2003

Closed end:
First lien	$(879)	$(582)	$(421)	$(418)	$(279)
Second lien	(928)	(256)	(105)	(151)	(152)
Revolving:
First lien	(20)	(17)	(22)	(34)	(35)
Second lien	(372)	(76)	(21)	(26)	(30)

Total	$(2,199)	$(931)	$(569)	$(629)	$(496)

(2)	Includes $3 million of credit card and $155 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY (CONTINUED)

(3)	Domestic real estate recoveries can be further analyzed as follows:

	2007	2006	2005	2004	2003

Closed end:
First lien	$45	$11	$11	$5	$3
Second lien	20	15	10	8	5
Revolving:
First lien	2	2	2	2	-
Second lien	5	5	4	3	2

Total	$72	$33	$27	$18	$10

(4)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 118.2 percent.

(5)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

(6)	This ratio was positively impacted in 2007 and 2006 by markedly higher credit loss reserves at our Mortgage Services business and, in 2007, at our Consumer Lending business.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

NET INTEREST MARGIN – 2007 COMPARED TO 2006

					Finance and
	Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Average Rate		Interest Expense			Volume	Rate
	2007	2006	2007	2006	2007	2006	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$93,787	$92,351	8.5%	8.6%	$7,964	$7,912	$52	$122	$(70)
Auto finance	12,901	11,660	12.3	12.0	1,582	1,405	177	152	25
Credit card	28,646	25,065	16.5	16.3	4,723	4,086	637	590	47
Private label	2,646	2,492	10.5	9.6	279	238	41	15	26
Personal non-credit card	21,215	20,611	18.7	18.9	3,963	3,886	77	113	(36)
Commercial and other	154	195	0.0	2.1	-	4	(4)	(1)	(3)
Purchase accounting adjustments	(54)	-	-	-	(49)	(124)	75	75	-

Total receivables	159,295	152,374	11.6	11.4	18,462	17,407	1,055	800	255
Noninsurance investments	4,022	2,676	5.5	5.8	221	155	66	74	(8)

Total interest-earning assets (excluding insurance investments)	$163,317	$155,050	11.4%	11.3%	$18,683	$17,562	$1,121	$944	$177
Insurance investments	2,567	3,105
Other assets	9,312	11,410

Total Assets	$175,196	$169,565

Debt:
Commercial paper	$10,987	$12,344	5.5%	5.0%	$608	$612	$(4)	$(71)	$67
Bank and other borrowings	34	494	4.0 (6)	3.0 (6)	1	16	(15)	(18)	3
Due to affiliates	15,150	15,459	6.5	6.0	992	929	63	(19)	82
Long term debt (with original maturities over one year)	123,254	115,583	5.3	5.0	6,531	5,817	714	404	310

Total debt	$149,425	$143,880	5.4%	5.1%	$8,132	$7,374	$758	$291	$467
Other liabilities	6,454	5,231

Total liabilities	155,879	149,111
Preferred securities	575	575
Common shareholder’s equity	18,742	19,879

Total Liabilities and Shareholder’s Equity	$175,196	$169,565

Net Interest Margin(3)(5)			6.5%	6.6%	$10,551	$10,188	$363	$653	$(290)

Interest Spreads(4)			6.0%	6.2%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2007	2006

Average interest-earning assets	$10,157	$9,657
Average interest-bearing liabilities	8,461	8,150
Net interest income	718	691
Net interest margin	7.1%	7.2%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

NET INTEREST MARGIN – 2006 COMPARED TO 2005

					Finance and
	Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Average Rate		Interest Expense			Volume	Rate
	2006	2005	2006	2005	2006	2005	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$92,351	$73,097	8.6%	8.4%	$7,912	$6,155	$1,757	$1,646	$111
Auto finance	11,660	9,074	12.0	11.8	1,405	1,067	338	311	27
Credit card	25,065	17,823	16.3	13.9	4,086	2,479	1,607	1,129	478
Private label	2,492	2,948	9.6	9.4	238	278	(40)	(44)	4
Personal non-credit card	20,611	17,558	18.9	18.4	3,886	3,226	660	574	86
Commercial and other	195	255	2.1	2.4	4	6	(2)	(1)	(1)
Purchase accounting adjustments	-	134	-	-	(124)	(139)	15	15	-

Total receivables	152,374	120,889	11.4	10.8	17,407	13,072	4,335	3,563	772
Noninsurance investments	2,676	3,694	5.8	3.9	155	144	11	(47)	58

Total interest-earning assets (excluding insurance investments)	$155,050	$124,583	11.3%	10.6%	$17,562	$13,216	$4,346	$3,403	$943
Insurance investments	3,105	3,159
Other assets	11,410	12,058

Total Assets	$169,565	$139,800

Debt:
Commercial paper	$12,344	$11,877	5.0%	3.4%	$612	$399	$213	$16	$197
Bank and other borrowings	494	111	3.3 (6)	2.5 (6)	16	3	13	12	1
Due to affiliates	15,459	16,654	6.0	4.3	929	713	216	(54)	270
Long term debt (with original maturities over one year)	115,583	86,207	5.0	4.3	5,817	3,717	2,100	1,416	684

Total debt	$143,880	$114,849	5.1%	4.2%	$7,374	$4,832	$2,542	$1,364	$1,178
Other liabilities	5,231	6,649

Total liabilities	149,111	121,498
Preferred securities	575	1,366
Common shareholder’s equity	19,879	16,936

Total Liabilities and Shareholder’s Equity	$169,565	$139,800

Net Interest Margin operations(3)(5)			6.6%	6.7%	$10,188	$8,384	$1,804	$2,039	$(235)

Interest Spreads(4)			6.2%	6.4%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	The net interest margin analysis includes the following for foreign businesses:

	2006	2005

Average interest-earning assets	$9,657	$12,098
Average interest-bearing liabilities	8,150	10,231
Net interest income	691	754
Net interest margin	7.2%	6.2%

(6)	Average rate does not recompute from the dollar figures presented due to rounding.

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

IFRS Management Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments reflecting our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation.

Equity Ratios In managing capital, we develop targets for tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. We and certain rating agencies monitor ratios excluding the impact of the HSBC acquisition purchase accounting adjustments as we believe that they represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios also exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the impact of the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above. In the fourth quarter of 2007, Moody’s, Standard & Poor’s and Fitch changed the total outlook on our issuer default rating from “positive” to “stable.”

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For a reconciliation of IFRS Management Basis results to the comparable owned basis amounts, see Note 21, “Business Segments,” to the accompanying consolidated financial statements. Reconciliations of selected operating basis financial ratios and our equity ratios follow.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
SELECTED FINANCIAL DATA AND STATISTICS

	2007	2006	2005	2004	2003

	(dollars are in millions)

Return on Average Common Shareholder’s Equity:
Net income (loss)	$(4,906)	$1,443	$1,772	$1,940	$1,603
Dividends on preferred stock	(37)	(37)	(83)	(72)	(76)

Net income (loss) available to common shareholders	$(4,943)	$1,406	$1,689	$1,868	$1,527
Gain on bulk sale of private label receivables	-	-	-	(423)	-
Adoption of FFIEC charge-off policies for domestic private label
(excluding retail sales contracts) and credit card portfolios	-	-	-	121	-
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	-	-	-	167

Operating net income (loss) available to common shareholders	$(4,943)	$1,406	$1,689	$1,566	$1,694

Average common shareholder’s equity	$18,587	$19,879	$16,936	$17,003	$14,022

Return on average common shareholder’s equity	(26.59)%	7.07%	9.97%	10.99%	10.89%
Return on average common shareholder’s equity, operating basis	(26.59)	7.07	9.97	9.21	12.08

Return on Average Assets:
Net income (loss)	$(4,906)	$1,443	$1,772	$1,940	$1,603
Operating net income (loss)	(4,906)	1,443	1,772	1,638	1,770

Average owned assets	$175,042	$170,013	$139,793	$123,921	$110,097

Return on average assets	(2.80)%	.85%	1.27%	1.57%	1.46%
Return on average assets, operating basis	(2.80)	.85	1.27	1.32	1.61

Efficiency Ratio:
Total costs and expenses less policyholders’ benefits	$11,354	$6,293	$5,685	$5,279	$4,853
HSBC acquisition related costs and other merger related items incurred by HSBC Finance Corporation	-	-	-	-	(198)

Total costs and expenses less policyholders’ benefits, excluding nonrecurring items	$11,354	$6,293	$5,685	$5,279	$4,655

Net interest income and other revenues less policyholders’ benefits	$16,529	$15,144	$12,891	$12,553	$11,295
Nonrecurring items:
Gain on bulk sale of private label receivables	-	-	-	(663)	-
Adoption of FFIEC charge-off policies for domestic private label (excluding retail sales contracts) and credit card portfolios	-	-	-	151	-

Net interest income and other revenues less policyholders’ benefits, excluding nonrecurring items	$16,529	$15,144	$12,891	$12,041	$11,295
Efficiency ratio	68.69%	41.55%	44.10%	42.05%	42.97%
Efficiency ratio, operating basis	68.69	41.55	44.10	43.84	41.21

HSBC FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
EQUITY RATIOS

	2007	2006	2005	2004	2003

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$13,584	$19,515	$18,904	$15,841	$16,391
Exclude:
Fair value option adjustment	(545)	-	-	-	-
Unrealized (gains) losses on cash flow hedging instruments	718	61	(260)	(119)	10
Minimum pension liability	3	1	-	4	-
Unrealized gains on investments and interest-only strip receivables	13	23	3	(53)	(167)
Intangibles assets	(1,107)	(2,218)	(2,480)	(2,705)	(2,856)
Goodwill	(2,827)	(7,010)	(7,003)	(6,856)	(6,697)

Tangible common equity	9,839	10,372	9,164	6,112	6,681
Purchase accounting adjustments	267	1,105	1,441	2,227	2,548

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$10,106	$11,477	$10,605	$8,339	$9,229

Tangible shareholder’s(s’) equity:
Tangible common equity	$9,839	$10,372	$9,164	$6,112	$6,681
Preferred stock	575	575	575	1,100	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275	1,679	994	1,031

Tangible shareholder’s(s’) equity	11,689	12,222	11,418	8,206	8,812
HSBC acquisition purchase accounting adjustments	267	1,105	1,438	2,208	2,492

Tangible shareholder’s(s’) equity, excluding purchase accounting adjustments	$11,956	$13,327	$12,856	$10,414	$11,304

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$11,689	$12,222	$11,418	$8,206	$8,812
Owned loss reserves	10,905	6,587	4,521	3,625	3,793

Tangible shareholder’s(s’) equity plus owned loss reserves	22,594	18,809	15,939	11,831	12,605
HSBC acquisition purchase accounting adjustments	267	1,105	1,438	2,208	2,492

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding purchase accounting adjustments	$22,861	$19,914	$17,377	$14,039	$15,097

Tangible managed assets:
Owned assets	$165,504	$179,218	$156,522	$130,190	$119,052
Receivables serviced with limited recourse	124	949	4,074	14,225	26,201

Managed assets	165,628	180,167	160,596	144,415	145,253
Exclude:
Intangible assets	(1,107)	(2,218)	(2,480)	(2,705)	(2,856)
Goodwill	(2,827)	(7,010)	(7,003)	(6,856)	(6,697)
Derivative financial assets	(48)	(298)	(87)	(4,049)	(3,016)

Tangible managed assets	161,646	170,641	151,026	130,805	132,684
HSBC acquisition purchase accounting adjustments	(387)	64	(52)	(202)	(431)

Tangible managed assets, excluding purchase accounting adjustments	$161,259	$170,705	$150,974	$130,603	$132,253

Equity ratios:
Common and preferred equity to owned assets	8.56%	11.21%	12.44%	13.01%	14.69%
Tangible common equity to tangible managed assets	6.09	6.08	6.07	4.67	5.04
Tangible shareholder’s(s’) equity to tangible managed assets	7.23	7.16	7.56	6.27	6.64
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	13.98	11.02	10.55	9.04	9.50
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.27	6.72	7.02	6.38	6.98
Tangible shareholder’s(s’) equity to tangible managed assets	7.41	7.81	8.52	7.97	8.55
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	14.18	11.67	11.51	10.75	11.42

HSBC Finance Corporation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on the following pages: “Liquidity and Capital Resources”, pages 91- 100, “Off Balance Sheet Arrangements and Secured Financings”, pages 100-103 and “Risk Management”, pages 103-108.

Item 8. Financial Statements and Supplementary Data.

Our 2007 Financial Statements meet the requirements of Regulation S-X. The 2007 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HSBC Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on HSBC Finance Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HSBC Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income(loss), changes in shareholder’s(s’) equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2008

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income (loss), changes in shareholders’(s’) equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of HSBC Financial Corporation’s internal control over financing reporting.

/s/ KPMG LLP
Chicago, Illinois
February 29, 2008

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2007	2006	2005

	(in millions)

Finance and other interest income	$18,683	$17,562	$13,216
Interest expense:
HSBC affiliates	992	929	713
Non-affiliates	7,140	6,445	4,119

Net interest income	10,551	10,188	8,384
Provision for credit losses	11,026	6,564	4,543

Net interest income (loss) after provision for credit losses	(475)	3,624	3,841

Other revenues:
Securitization revenue	70	167	211
Insurance revenue	806	1,001	997
Investment income	145	274	134
Derivative (expense) income	(79)	190	249
Gain on debt designated at fair value and related derivatives	1,275	-	-
Fee income	2,415	1,911	1,568
Enhancement services revenue	635	515	338
Taxpayer financial services revenue	247	258	277
Gain on receivable sales to HSBC affiliates	419	422	413
Servicing and other fees from HSBC affiliates	536	506	440
Other (expense) income	(70)	179	336

Total other revenues	6,399	5,423	4,963

Costs and expenses:
Salaries and employee benefits	2,342	2,333	2,072
Sales incentives	212	358	397
Occupancy and equipment expenses	379	317	334
Other marketing expenses	748	814	731
Other servicing and administrative expenses	1,337	1,115	917
Support services from HSBC affiliates	1,192	1,087	889
Amortization of intangibles	253	269	345
Policyholders’ benefits	421	467	456
Goodwill and other intangible asset impairment charges	4,891	-	-

Total costs and expenses	11,775	6,760	6,141

Income (loss) before income tax expense	(5,851)	2,287	2,663
Income tax expense (benefit)	(945)	844	891

Net income (loss)	$(4,906)	$1,443	$1,772

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

Year Ended December 31,	2007	2006

	(in millions,
	except share data)

Assets
Cash	$783	$871
Interest bearing deposits with banks	335	424
Securities purchased under agreements to resell	1,506	171
Securities	3,152	4,695
Receivables, net	147,455	157,386
Intangible assets, net	1,107	2,218
Goodwill	2,827	7,010
Properties and equipment, net	415	426
Real estate owned	1,023	670
Derivative financial assets	48	298
Other assets	6,853	5,049

Total assets	$165,504	$179,218

Liabilities
Debt:
Commercial paper, bank and other borrowings	$8,424	$11,055
Due to affiliates	14,902	15,172
Long term debt (with original maturities over one year, including $32.9 billion at December 31, 2007 and $0 at December 31, 2006 carried at fair value)	123,262	127,590

Total debt	146,588	153,817

Insurance policy and claim reserves	1,001	1,319
Derivative related liabilities	20	6
Liability for pension benefits	390	355
Other liabilities	3,346	3,631

Total liabilities	151,345	159,128

Shareholder’s(s’) equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized; 57 shares issued	-	-
Additional paid-in capital	18,227	17,279
(Accumulated deficit) retained earnings	(4,423)	1,877
Accumulated other comprehensive income (loss)	(220)	359

Total common shareholder’s equity	13,584	19,515

Total liabilities and shareholder’s(s’) equity	$165,504	$179,218

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S(S’) EQUITY

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Preferred stock
Balance at beginning of period	$575	$575	$1,100
Issuance of Series B preferred stock	-	-	575
Exchange of Series A preferred stock for common stock	-	-	(1,100)

Balance at end of period	$575	$575	$575

Common shareholder’s equity
Common stock
Balance at beginning of period	$-	$-	$-
Exchange of common stock for Series A preferred stock	-	-	-

Balance at end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$17,279	$17,145	$14,627
Premium on sale of European Operations to affiliate	-	13	-
Premium on sale of U.K. credit card business to affiliate	-	-	182
Exchange of common stock for Series A preferred stock	-	-	1,112
Capital contribution from parent company	950	163	1,200
Return of capital to HSBC	(18)	(49)	(19)
Employee benefit plans, including transfers and other	16	7	59
Issuance costs of Series B preferred stock	-	-	(16)

Balance at end of period	$18,227	$17,279	$17,145

Accumulated deficit retained earnings
Balance at beginning of period	$1,877	$1,280	$571
Adjustment to initially apply the fair value method of accounting
under FASB Statement No. 159, net of tax	(538)	-	-
Net income (loss)	(4,906)	1,443	1,772
Cash dividend equivalents on HSBC’s Restricted Share Plan	(7)	-	-
Dividends:
Preferred stock	(37)	(37)	(83)
Common stock	(812)	(809)	(980)

Balance at end of period	$(4,423)	$1,877	$1,280
Accumulated other comprehensive income (loss)
Balance at beginning of period	$359	$479	$643
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(657)	(321)	141
Securities available for sale and interest-only strip receivables	10	(21)	(56)
Minimum pension liability	-	-	4
FASB Statement No. 158 adjustment, net of tax	(2)	-	-
Foreign currency translation adjustments	70	223	(253)

Other comprehensive (loss), net of tax	(579)	(119)	(164)
Adjustment to initially apply FASB Statement No. 158, net of tax	-	(1)	-

Balance at end of period	$(220)	$359	$479

Total common shareholder’s equity	$13,584	$19,515	$18,904

Comprehensive income
Net income (loss)	$(4,906)	$1,443	$1,772
Other comprehensive income (loss)	(579)	(119)	(164)

Comprehensive income (loss)	$(5,485)	$1,324	$1,608

Preferred stock
Balance at beginning of period	575	575	1,100
Issuance of Series B preferred stock	-	-	575
Exchange of Series A preferred stock to common stock	-	-	(1,100)

Balance at end of period	575	575	575

Common stock
Issued
Balance at beginning of period	55	55	50
Issuance of common stock to parent	2	-	5

Balance at end of period	57	55	55

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cash flows from operating activities
Net income (loss)	$(4,906)	$1,443	$1,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	11,026	6,564	4,543
Gain on receivable sales to HSBC affiliates	(419)	(422)	(413)
(Gain) loss on real estate receivables sales with third parties	22	-	-
Loss on sale of real estate owned, including lower of cost or market adjustments	304	155	164
Gain on sale of investment in Kanbay International, Inc.	-	(123)	-
Insurance policy and claim reserves	(73)	(240)	(222)
Depreciation and amortization	345	385	457
Change in mark-to-market on debt designated at fair value and related derivatives	(1,593)	-	-
Gain on sale of MasterCard Class B shares	(115)	-	-
Goodwill and other intangible asset impairment charges	4,891	-	-
Deferred income tax (benefit) provision	(1,066)	(560)	(366)
Net change in other assets	(744)	(1,538)	326
Net change in other liabilities	(290)	1,131	393
Net change in loans held for sale	1,661	78	(672)
Foreign exchange and SFAS No. 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	3,342	884	(524)
Excess tax benefits from share-based compensation arrangements	(8)	(16)	-
Other, net	281	(72)	(177)

Net cash provided by (used in) operating activities	12,658	7,669	5,281

Cash flows from investing activities
Securities:
Purchased	(1,214)	(2,071)	(852)
Matured	879	1,847	646
Sold	173	492	429
Net change in short-term securities available for sale	1,324	(606)	(472)
Net change in securities purchased under agreements to resell	(1,335)	(93)	2,573
Net change in interest bearing deposits with banks	28	(5)	187
Receivables:
Originations, net of collections	(6,290)	(24,511)	(34,096)
Purchases and related premiums	(220)	(3,225)	(1,053)
Initial securitizations	-	-	-
Proceeds from sales of real estate owned	1,588	1,178	1,032
Net change in interest-only strip receivables	6	(5)	253
Cash received in sale of mortgage receivables to third party	2,692	-	-
Cash received in sale of MasterCard Class B shares	115	-	-
Cash received in sale of European Operations	-	46	-
Cash received in sale of U.K. insurance operations	206	-	-
Cash received in sale of U.K. credit card business	-	90	2,627
Net cash paid for acquisition of Metris	-	-	(1,572)
Net cash paid for acquisition of Solstice	-	(50)	-
Properties and equipment:
Purchases	(135)	(102)	(78)
Sales	38	26	7

Net cash provided by (used in) investing activities	(2,145)	(26,989)	(30,369)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(2,708)	(411)	2,381
Net change in due to affiliates	(362)	(846)	2,435
Long term debt issued	18,490	41,138	40,214
Long term debt retired	(26,063)	(19,663)	(20,967)
Issuance of company obligated mandatorily redeemable preferred securities of subsidiary trusts to HSBC	-	-	1,031
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(412)	(309)
Insurance:
Policyholders’ benefits paid	(246)	(264)	(250)
Cash received from policyholders	187	393	380
Capital contribution from parent	950	163	1,200
Shareholder’s dividends	(849)	(846)	(1,063)
Issuance of preferred stock	-	-	559
Excess tax benefits from share-based compensation arrangements	8	16	-

Net cash provided by (used in) financing activities	(10,593)	19,268	25,611

Effect of exchange rate changes on cash	(8)	20	(12)

Net change in cash	(88)	(32)	511
Cash at beginning of period	871	903	392

Cash at end of period	$783	$871	$903

Supplemental Cash Flow Information:
Interest paid	$8,466	$7,454	$5,233
Income taxes paid	737	1,437	1,173

Supplemental Noncash Financing and Capital Activities:
Affiliate preferred stock received in sale of U.K. credit card business	$-	$-	$261
Exchange of preferred for common stock	-	-	1,112
Transfer of receivables to Real Estate Owned	2,219	1,435	994

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

HSBC Finance Corporation (formerly Household International, Inc.) and its subsidiaries were acquired by a wholly owned subsidiary of HSBC Holdings plc (“HSBC”) on March 28, 2003 in a purchase business combination recorded under the “push-down” method of accounting, which resulted in a new basis of accounting for the “successor” period beginning March 29, 2003.

HSBC Finance Corporation and subsidiaries, is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC. HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States, the United Kingdom, Canada, and the Republic of Ireland. HSBC Finance Corporation may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Our lending products include real estate secured loans, auto finance loans, MasterCard*(, Visa*, American Express* and Discover* credit card loans (“Credit Card”), private label credit card loans and personal non-credit card loans. We also initiate tax refund anticipation loans and other related products in the United States and offer credit and specialty insurance in the United States, Canada, and prior to November 1, 2007, the United Kingdom. The insurance operations in the United Kingdom were sold on November 1, 2007 to Aviva plc and its subsidiaries (“Aviva”). Subsequent to November 1, 2007, we distribute insurance products in the United Kingdom through our branch network which are underwritten by Aviva. We have three reportable segments: Consumer, Credit Card Services, and International. Our Consumer segment consists of our branch-based consumer lending, mortgage services, retail services, and auto finance businesses. Our Credit Card Services segment consists of our domestic credit card business. Our International segment consists of our foreign operations in Canada, the United Kingdom (“U.K.”), the Republic of Ireland and prior to November 9, 2006 our operations in Slovakia, the Czech Republic and Hungary.

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

(*  MasterCard is a registered trademark of MasterCard International, Incorporated; VISA is a registered trademark of Visa, Inc; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Novus Credit Services, Inc.

Investment Securities We maintain investment portfolios (comprised primarily of corporate debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio was classified as available-for-sale at December 31, 2007 and 2006. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current period earnings.

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

Receivables Finance receivables are carried at amortized cost which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risks on our consumer receivables. Receivables held for sale are carried at the lower of aggregate cost or market value and remain presented as receivables in the consolidated balance sheet. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination fees, excluding MasterCard and Visa, totaled $146 million at December 31, 2007 and $128 million at December 31, 2006. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $249 million at December 31, 2007 and $233 million at December 31, 2006.

Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.

Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, overlimit and annual fees, in the existing loan portfolio. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rates statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, bankruptcy trends, geographic concentrations, unemployment rates, loan product features such as adjustable rate loans, economic conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics. For commercial loans, probable losses are calculated using estimates of amounts and timing of future cash flows expected to be received on loans.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure appropriate allowances exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs and months coverage ratios in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate secured(2)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off no later than by the end of the month in which the account becomes eight months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due and resumed when the receivable becomes less than three months contractually past due.
Auto finance(3)(5)
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
Credit card(4)	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Private label(4)	Our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) was sold to HSBC Bank USA on December 29, 2004. Prior to December 2004, receivables were generally charged-off the month following the month in which the account became nine months contractually delinquent. However, receivables originated through new domestic merchant relationships beginning in the fourth quarter of 2002 were charged off by the end of the month in which the account became six months contractually delinquent.	Interest generally accrues until charge-off, except for retail sales contracts at our Consumer Lending business. Interest income accruals for retail sales contracts are suspended when principal or interest payments are more than three months contractually delinquent. After suspension, interest income is generally recorded as collectible.
Retail sales contracts at our Consumer Lending business generally charge-off the month following the month in which the account becomes nine months contractually delinquent and no payment is received in six months, but in no event to exceed 12 months contractually delinquent.
Personal non-credit card(4)	Generally charged-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent (except in our United Kingdom business which does not include a recency factor and, prior to December 31, 2006, may be longer).	Interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non- credit card receivables, interest income is generally recorded as collected.

(1)	For our United Kingdom business, interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent.
(2)	For our United Kingdom business, real estate secured carrying values in excess of net realizable value are charged-off at the time of sale.
(3)	Our Auto Finance charge-off policy was changed in December 2006. Prior to December 2006, carrying values in excess of net realizable value were charged-off at the earlier of: a) sale; b) the collateral having been in our possession for more than 90 days; or c) the loan becoming 150 days contractually delinquent. Charge-offs of $24 million were recorded in December 2006 to reflect this policy change. Our Canada business made a similar charge in March 2007. The impact to charge-off was not material.
(4)	For our United Kingdom business, delinquent MasterCard/Visa accounts (prior to their sale in December 2005) were charged-off the month following the month in which the account becomes six months contractually delinquent. Delinquent private label receivables in the United Kingdom are charged-off the month following the month in which the account becomes nine months contractually delinquent. Retail sales contracts in the United Kingdom for which bankruptcy notification has been received are charged off after five months of delinquency or in the month received if greater than five months delinquent at that time. For our Canada business, delinquent private label and personal non credit card receivables are charged off when no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent.
(5)	For our Canada business, interest income accruals on auto loans are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than three months contractually past due and resumed when the receivables become less than three months contractually past due.

Charge-off involving a bankruptcy for our domestic MasterCard and Visa receivables occurs by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

Receivables Sold and Serviced with Limited Recourse and Securitization Related Revenue Prior to July 2004, certain auto finance, MasterCard and Visa and personal non-credit card receivables were securitized and sold to investors with limited recourse. We retained the servicing rights to these receivables. Recourse is limited to our rights to future cash flow and any subordinated interest retained. Upon sale, these receivables were removed from the balance sheet and a gain on sale was recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows were based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain was also adjusted by a provision for estimated probable losses under the recourse provisions. This provision and the related reserve for receivables serviced with limited recourse was established at the time of sale to cover all probable credit losses over-the-life of the receivables sold based on historical experience and estimates of expected future performance. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they become known. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

In connection with these transactions, an interest-only strip receivable was recorded, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income, net of income taxes. Our interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables continued to be sold to these trusts until the revolving periods ended, the last of which occurred in the fourth quarter of 2007.

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

Intangible Assets Intangible assets consist of purchased credit card relationships and related programs, retail services merchant relationships, other loan related relationships, trade names, technology and customer lists. The trade names are not subject to amortization, as we believe they have indefinite lives. The remaining intangible assets are being amortized over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Intangible assets are reviewed for impairment using discounted cash flows annually, or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

Goodwill Goodwill represents the excess purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Goodwill is not amortized, but is reviewed for impairment annually using discounted cash flows but impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.

Derivative Financial Instruments All derivatives are recognized on the balance sheet at their fair value. At the inception of a hedging relationship, we designate the derivative as a fair value hedge, a cash flow hedge, or if the derivative does not qualify in a hedging relationship, a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged risk, are recorded in current period earnings.

Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative income in the current period. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as Gain on debt designated at fair value and related derivatives in the current period.

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

Foreign Currency Translation We have foreign subsidiaries located in the United Kingdom and Canada. The functional currency for each foreign subsidiary is its local currency. Assets and liabilities of these subsidiaries are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in common shareholder’s equity as a component of accumulated other comprehensive income. Income and expenses are translated at the average rate of exchange prevailing during the year.

Effects of foreign currency translation in the statements of cash flows are offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

Stock-Based Compensation We account for all of our stock based compensation awards including share options, restricted share awards and the employee stock purchase plan using the fair value method of accounting under Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The fair value of the rewards granted is recognized as expense over the vesting period, generally either three or four years for options and three or five years for restricted share awards. The fair value of each option granted, measured at the grant date, is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to restricted share awards is based upon the market value of the share on the date of grant.

Income Taxes HSBC Finance Corporation is included in HSBC North America’s consolidated federal income tax return and in various state income tax returns. HSBC Finance Corporation has entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the timing and amount of income tax payments required by the various entities. Generally, such agreements allocate taxes to members of the affiliated group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of credits of the consolidated group. In addition, HSBC Finance Corporation files some unconsolidated state tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our acquisition by HSBC are adjusted against goodwill.

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

New Accounting Pronouncements

•	In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 on January 1, 2007 did not have a material impact on our financial position or results of operations. See Note 15, “Income Taxes,” for further discussion of the adoption of FIN 48.

•	In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2007. The adoption of SFAS No. 157 did not have any impact on our financial position or results of operations. See Note 23, “Fair Value Measurements,” for further discussion of SFAS No. 157.

•	In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which creates an alternative measurement method for certain financial assets and liabilities. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the “fair value option”. SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. Effective January 1, 2007, we early adopted SFAS No. 159 for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. Under IFRSs, an entity can only elect FVO accounting for financial assets and liabilities that meet certain eligibility criteria which are not present under SFAS No. 159. When we elected FVO reporting for IFRSs, in addition to certain fixed rate debt issuances which did not meet the eligibility criteria, there were also certain fixed rate debt issuances for which only a portion of the issuance met the eligibility criteria to qualify for FVO reporting. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted SFAS No. 159 only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs. The following table presents information about the eligible instruments for which we elected FVO and for which a transition adjustment was recorded.

	Balance Sheet		Balance Sheet
	January 1,		January 1,
	2007		2007
	Prior to Adoption	Net Gain (Loss)	After Adoption
	of FVO	Upon Adoption	of FVO

	(in millions)

Fixed rate debt designated at fair value	$(30,088)	$(855)	$(30,943)

Pre-tax cumulative-effect of adoption of FVO		(855)
Increase in deferred tax asset		317

After-tax cumulative-effect of adoption of FVO adjustment to retained earnings		$(538)

•	In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. We adopted FSP 39-1 during the second quarter of 2007 and retroactively applied its requirements to all prior periods as required by FSP 39-1. At December 31, 2007 and December 31, 2006, the fair value of derivatives included in derivative financial assets have been reduced by $3,794 million and $1,164 million, respectively, representing the payable recognized upon receipt of cash collateral for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1. At December 31, 2007 and December 31, 2006, the fair value of derivatives included in derivative financial liabilities have been reduced by $51 million and $53 million, respectively, representing the receivable recognized upon payment of cash collateral for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1. The adoption of FSP 39-1 had no impact on our results of operations or our cash flows.

•	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). This replaces the guidance in Statement 141 which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement requires an acquirer to recognize all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. SFAS No. 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

•	In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends ARB 51 and provides guidance on the accounting and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income (loss). This Statement also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS No. 160 is effective from fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our financial position or results of operations.

3.  Business Acquisitions and Divestitures

Sale of U.K. Insurance Operations On November 1, 2007, we sold all of the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to Aviva plc and its subsidiaries for an aggregate purchase price of approximately $206 million in cash. The agreement also provides for the purchaser to distribute insurance products through our U.K. branch network for which we will receive commission revenue. The assets consisted primarily of investments of $441 million, unearned credit insurance premiums and claim reserves on consumer receivables of $(111) million and goodwill of $73 million at November 1, 2007. The liabilities consisted primarily of insurance reserves which totaled $207 million at November 1, 2007. Aviva assumed all the liabilities of the U.K. Insurance Operations as a result of this transaction. In the first quarter of 2007, we recorded an adjustment of $31 million as a component of total costs and expenses to record our investment in these operations at the lower of cost or market. In the fourth quarter of 2007 we recorded a loss on sale of $4 million from the true-up of the final purchase price. As we will continue to distribute insurance products through our U.K. branch network and receive commission revenue, we have not reported this business as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our U.K. Insurance Operations are reported in the International Segment.

The following summarizes the operating results of our U.K. Insurance Operations for the periods presented:

	Period Ended	Year Ended	Year Ended
	November 1,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Insurance revenue	$556	$1,050	$1,161
Policyholders’ benefits	181	188	202
Income (loss) before income tax expense	42	(11)	(24)

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

Acquisition of Solstice Capital Group Inc (“Solstice”) On October 4, 2006 our Consumer Lending business purchased Solstice with assets of approximately $49 million, in an all cash transaction for approximately $50 million. Solstice’s 2007 pre-tax income did not meet the required threshold requiring payment of additional consideration. Solstice markets a range of mortgage and home equity products to customers through direct mail. The results of Solstice are included in our consolidated financial statements beginning October 4, 2006.

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

Sale of U.K. credit card business In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. As a result of our continued involvement in this business, we have not reported this business as a discontinued operation in accordance with SFAS No. 144. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and has not been included in earnings. As a result of this sale, our net interest income, fee income and provision for credit losses related to the U.K. credit card business has been reduced, while other income has increased by the receipt of servicing and support services revenue from HBEU. The net effect of this sale did not result in a material reduction of net income of our consolidated results.

4.	Restructuring Activities

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

Mortgage Services Business Our Mortgage Services business, which is part of our Consumer Segment, has historically purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business has included the operations of Decision One Mortgage Company (“Decision One”) which has historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. Early in 2007, we decided to discontinue the correspondent channel acquisitions of our Mortgage Services business and in June 2007 decided to limit Decision One’s activities to the origination of loans primarily for resale to the secondary market operations of our affiliates. As a result of the decision to discontinue correspondent channel acquisitions, we recorded $5 million of one-time termination and other employee benefits, which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss). These severance costs have been fully paid to the affected employees and no further costs resulting from this decision are anticipated.

In the third quarter of 2007, the unprecedented developments in the mortgage lending industry resulted in a marked reduction in the secondary market demand for subprime loans. Management concluded that a recovery of a secondary market for subprime loans was uncertain and at a minimum could not be expected to stabilize in the near term. As a result of the continuing deterioration in the subprime mortgage lending industry, in September 2007, we announced that our Decision One operations would cease. Additionally, we have begun closing our Mortgage Services’ business headquarter offices in Fort Mill, South Carolina. The impact of the decision to close our Decision One operations, when coupled with the previous decision related to discontinuing correspondent channel acquisitions resulted in the impairment of the goodwill allocated to the Mortgage Services business. As a result, in the third quarter of 2007 we recorded a goodwill impairment charge of $881 million which represents all of the goodwill previously allocated to the Mortgage Services business. In addition, we recorded $14 million related to one-time termination and other employee benefits and $25 million of lease termination and associated costs relating to the closing of Decision One, which is included as a component of Occupancy and equipment expense in the consolidated statement of income (loss). The following summarizes the restructure liability in our Mortgage Services business at December 31, 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded in 2007	$19	$25	$44
Restructuring costs paid during 2007	(13)	(4)	(17)

Restructure liability at December 31, 2007	$6	$21	$27

We currently estimate an additional $3 million of one-time termination and other employee benefits associated with these activities will be recorded during 2008. Additionally in 2007, we recorded an $11 million non-cash charge as a component of Occupancy and equipment expense in the consolidated statement of income (loss) relating to the write-off of certain fixed assets of our Mortgage Services business which could not be used elsewhere in our operations. While our Mortgage Services business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Consumer Lending Business In the fourth quarter of 2007, we took several actions in our Consumer Lending business, which is part of our Consumer Segment, to reduce risk including: the discontinuation of the Personal Homeowner Loan product, the elimination of guaranteed direct mail loans to new customers, reduction in loan-to-value ratios for both first and second lien loans, tightened underwriting criteria for first lien loans and for personal non-credit card loans and eliminated the small volume of ARM loan originations. As these actions will significantly reduce loan origination volumes going forward, we began to evaluate the appropriate scope and geographic distribution of the Consumer Lending branch network and in the fourth quarter of 2007 we decided to reduce the size of the Consumer Lending network to approximately 1,000 branches. The right sizing of the branch network has also resulted in realignment of staffing in our Consumer Lending corporate functions. In 2007, we recorded $8 million of one-time termination and other employee benefits and $17 million of lease termination and associated costs as a result of the branch closures. The following summarizes the restructuring liability in our Consumer Lending business at December 31, 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded in 2007	$8	$17	$25
Restructuring costs paid during 2007	(1)	(3)	(4)

Restructure liability at December 31, 2007	$7	$14	$21

Additionally in 2007, we recorded a $6 million non-cash charge as a component of Occupancy and equipment expense in the consolidated statement of income (loss) relating to the write-off of certain fixed assets in the closed Consumer Lending branches which could not be used elsewhere in our operations. No further costs resulting from this decision are anticipated.

Facility in Carmel, Indiana In the third quarter of 2007, we also decided to close our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volumes. The Carmel Facility provided loan underwriting, processing and collection activities for the operations of our Consumer Lending and Mortgage Services business, both of which are included in our Consumer Segment. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business. As a result of the decision to close the Carmel Facility, in 2007 we recorded $5 million of one-time termination and other employee benefits and $2 million of lease termination and associated costs. At December 31, 2007, the outstanding restructure liability related to the closure of the Carmel Facility was $6 million. No further costs resulting from this decision are anticipated.

Canadian Business During the fourth quarter of 2007, we tightened underwriting criteria for various real estate and unsecured products in our Canadian business, which is part of our International Segment, which resulted in lower volumes and decided to reduce the mortgage operations in Canada which closed loans sourced through brokers. As a result, we closed 29 branches prior to November 1, 2007. In 2007, we recorded $5 million related to one-time termination and other employee benefits and $8 million of lease termination and associated costs. No further costs resulting from this decision are anticipated. The following summarizes the restructure liability at December 31, 2007 for our Canadian Business:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded in 2007	$5	$8	$13
Restructuring costs paid during 2007	(4)	(4)	(8)

Restructure liability at December 31, 2007	$1	$4	$5

The following table summarizes for all restructuring activities the costs recorded during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated	Fixed Asset
	Benefits	Costs	Write-off	Total

	(in millions)

Restructuring costs recorded in 2007
Mortgage Services	$19	$25	$11	$55
Consumer Lending	8	17	6	31
Carmel Facility	5	2	-	7
Canadian Business	5	8	-	13

	$37	$52	$17	$106

5.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,173	$18	$(28)	$2,163
Money market funds	194	-	-	194
U.S. government sponsored enterprises(1)	253	2	(2)	253
U.S. government and Federal agency debt securities	37	1	-	38
Non-government mortgage backed securities	208	-	(3)	205
Other	274	1	(9)	266

Subtotal	3,139	22	(42)	3,119
Accrued investment income	33	-	-	33

Total securities available for sale	$3,172	$22	$(42)	$3,152

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,530	$11	$(40)	$2,501
Money market funds	1,051	-	-	1,051
U.S. government sponsored enterprises(1)	369	1	(3)	367
U.S. government and Federal agency debt securities	43	-	(1)	42
Non-government mortgage backed securities	271	-	-	271
Other	428	-	(3)	425

Subtotal	4,692	12	(47)	4,657
Accrued investment income	38	-	-	38

Total securities available for sale	$4,730	$12	$(47)	$4,695

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Proceeds from the sale of available-for-sale investments totaled approximately $.2 billion in 2007, $.5 billion in 2006 and $.4 billion in 2005. We realized gross gains of $1 million in 2007, $125 million in 2006 and $12 million in 2005. We realized gross losses of $2 million in 2007, $2 million in 2006 and $12 million in 2005.

Money market funds at December 31, 2006 include $854 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted money market funds at December 31, 2007.

A summary of gross unrealized losses and related fair values as of December 31, 2007 and 2006, classified as to the length of time the losses have existed are presented in the following tables:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	146	$(8)	$445	340	$(20)	$798
U.S. government sponsored enterprises	3	- (1)	15	38	(2)	75
U.S. government and Federal agency debt securities	-	-	-	4	- (1)	9
Non-government mortgage	8	(1)	52	9	(2)	32
Other	46	(9)	79	35	- (1)	94

	Less Than One Year				Greater Than One Year
		Gross		Aggregate		Gross	Aggregate
	Number of	Unrealized		Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2006	Securities	Losses		Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	133	$(6)		$465	511	$(34)	$1,178
U.S. government sponsored enterprises	30	-	(1)	101	43	(3)	149
U.S. government and Federal agency debt securities	8	-	(1)	21	20	(1)	16
Non-government mortgage	10	-	(1)	60	9	-	7
Other	16	-	(1)	57	52	(3)	173

(1)	Less than $500 thousand.

The gross unrealized losses on our securities available for sale have remained relatively stable in 2007 as decreases in interest rates during the year were largely offset by the impact of wider credit spreads. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Since substantially all of these securities are rated A- or better, and because we have the ability and intent to hold these investments until maturity or a market price recovery, these securities are not considered other-than temporarily impaired.

The amortized cost of our securities available for sale was adjusted to fair market value at the time of the merger with HSBC. See Note 23, “Fair Value Measurements,” for further discussion of the relationship between the fair value of our assets and liabilities.

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At December 31, 2007
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

Corporate debt securities:
Amortized cost	$463	$875	$248	$587	$2,173
Fair value	462	880	247	574	2,163
Yield(1)	4.90%	4.74%	5.07%	5.52%	5.02%
U.S. government sponsored enterprises:
Amortized cost	$15	$10	$55	$173	$253
Fair value	15	9	55	174	253
Yield(1)	3.31%	6.17%	5.19%	5.06%	5.03%
U.S. government and Federal agency debt securities:
Amortized cost	$11	$3	$12	$11	$37
Fair value	11	4	12	11	38
Yield(1)	3.89%	4.86%	4.32%	4.69%	4.36%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

6.  Receivables

Receivables consisted of the following:

	At December 31,
	2007	2006

	(in millions)

Real estate secured	$88,661	$97,885
Auto finance	13,257	12,504
Credit card	30,390	27,714
Private label	3,093	2,509
Personal non-credit card	20,649	21,367
Commercial and other	144	181

Total receivables	156,194	162,160
HSBC acquisition purchase accounting fair value adjustments	(76)	(60)
Accrued finance charges	2,526	2,228
Credit loss reserve for owned receivables	(10,905)	(6,587)
Unearned credit insurance premiums and claims reserves	(286)	(412)
Interest-only strip receivables	-	6
Amounts due and deferred from receivable sales	2	51

Total receivables, net	$147,455	$157,386

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Loans held for sale to external parties in our Mortgage Services business net of the underlying valuation allowance totaled $71 million at December 31, 2007 and $1.7 billion at December 31, 2006. Our Consumer Lending business had loans held for sale net of the underlying valuation allowance totaling $9 million at December 31, 2007 and

$32 million at December 31, 2006 relating to its subsidiary, Solstice Capital Group Inc. (“Solstice”). Loans held for sale are included in receivables and carried at the lower of cost or market.

In November 2007, we sold our U.K. Insurance operations, including $111 million of unearned credit insurance premiums and claims reserves to Aviva. See Note 3, “Business Acquisitions and Divestitures,” for additional information regarding these sales.

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. and as part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. These receivables acquired were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $73 million at December 31, 2007 and $116 million at December 31, 2006 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $92 million at December 31, 2007 and $143 million at December 31, 2006. At December 31, 2007, no credit loss reserve for the acquired receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference during 2007 representing an increase to the estimated cash flows to be collected on the underlying Champion portfolio.

As part of our acquisition of Metris on December 1, 2005, we acquired $5.3 billion of receivables. The carrying amount of the credit card receivables which were subject to SOP 03-3 was $105 million at December 31, 2007 and $223 million at December 31, 2006 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $159 million at December 31, 2007 and $334 million at December 31, 2006. At December 31, 2007, no credit loss reserve for the acquired receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference during 2007 and 2006. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio.

The following summarizes the accretable yield on Metris and Champion receivables at December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006

	(in millions)

Accretable yield at beginning of period	$(76)	$(122)
Accretable yield additions during the period	-	(19)
Accretable yield amortized to interest income during the period	49	100
Reclassification from non-accretable difference	(9)	(35)

Accretable yield at end of period	$(36)	$(76)

Real estate secured receivables are comprised of the following:

	At December 31,
	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$71,459	$78,024
Second lien	13,672	15,091
Revolving:
First lien	436	556
Second lien	3,094	4,214

Total real estate secured receivables	$88,661	$97,885

Foreign receivables included in receivables were as follows:

	At December 31,
	United Kingdom and
	the Rest of Europe			Canada
	2007	2006	2005	2007	2006	2005

	(in millions)

Real estate secured	$1,943	$1,786	$1,654	$2,257	$1,766	$1,380
Auto finance	-	-	-	358	311	270
Credit card	-	-	-	299	215	147
Private label	1,513	1,333	1,330	1,433	887	834
Personal non-credit card	1,804	2,425	3,038	800	697	607
Commercial and other	-	-	-	-	-	-

Total	$5,260	$5,544	$6,022	$5,147	$3,876	$3,238

Foreign receivables represented 7 percent of receivables at December 31, 2007 and 6 percent of receivables at December 31, 2006.

Receivables serviced with limited recourse consisted of the following:

	At December 31,
	2007	2006

	(in millions)

Auto finance	$-	$271
Credit card	124	500
Personal non-credit card	-	178

Total	$124	$949

We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $17.4 billion, of which $11.2 billion were utilized at December 31, 2007. The amount available under these facilities will vary based on the timing and volume of public securitization or secured financing transactions and our general liquidity plans.

Contractual maturities of our receivables were as follows:

	At December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total

	(in millions)

Real estate secured	$718	$515	$464	$517	$731	$85,716	$88,661
Auto finance	3,287	2,960	2,616	2,163	1,501	730	13,257
Credit card	24,057	4,587	1,227	356	110	53	30,390
Private label	1,482	529	416	323	191	152	3,093
Personal non-credit card	2,971	1,958	2,917	4,542	4,411	3,850	20,649
Commercial and other	-	-	20	52	-	72	144

Total	$32,515	$10,549	$7,660	$7,953	$6,944	$90,573	$156,194

A substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity. The above maturity schedule should not be regarded as a forecast of future cash collections.

The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

	At December 31, 2007
	Over 1
	But Within	Over
	5 Years	5 Years

	(in millions)

Receivables at predetermined interest rates	$26,877	$70,374
Receivables at floating or adjustable rates	6,229	20,199

Total	$33,106	$90,573

Nonaccrual consumer receivables totaled $7.6 billion (including $439 million relating to foreign operations) at December 31, 2007 and $4.8 billion (including $482 million relating to foreign operations) at December 31, 2006. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $961 million (including $64 million relating to foreign operations) in 2007 and $639 million (including $72 million relating to foreign operations) in 2006. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $520 million (including $31 million relating to foreign operations) in 2007 and $338 million (including $36 million relating to foreign operations) in 2006. For an analysis of reserves for credit losses, see our “Analysis of Credit Loss Reserves Activity” in Management’s Discussion and Analysis and Note 7, “Credit Loss Reserves.”

Provision for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”). Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. The following table presents information about our TDR Loans:

	At December 31,
	2007	2006

	(in millions)

TDR Loans:
Real estate secured:
Mortgage Services	$1,531	$107
Consumer Lending	730	634
Foreign and all other	95	79

Total real estate secured	2,356	820
Auto finance	144	176
Credit card	329	308
Private label	5	7
Personal non-credit card	862	908
Commercial and other	-	1

Total TDR Loans	$3,696	$2,220

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$84	$16
Consumer Lending	65	55
Foreign and all other	28	24

Total real estate secured	177	95
Auto finance	29	41
Credit card	56	62
Private label	1	2
Personal non-credit card	232	282
Commercial and other	-	1

Total credit loss reserves for TDR Loans(1)	$495	$483

	Year Ended December 31,
	2007	2006	2005

	(in millions)

Average balance of TDR Loans	$2,850	$2082	$1,992
Interest income recognized on TDR Loans	163	97	95

(1)	Included in credit loss reserves.

Interest-only strip receivables are reported net of our estimate of probable losses under the recourse provisions for receivables serviced with limited recourse. Reductions to our interest-only strip receivables in 2007 reflect the impact of reduced securitization levels, including our decision in 2004 to structure new collateralized funding transactions as secured financings.

Amounts due and deferred from receivable sales include assets established for certain receivable sales, including funds deposited in spread accounts, and net customer payments due from (to) the securitization trustee.

We issued securities backed by dedicated home equity loan receivables of $3.3 billion in 2007 and $4.8 billion in 2006. We issued securities backed by dedicated auto finance loan receivables of $1.6 billion in 2007 and $2.8 billion in 2006. We issued securities backed by dedicated credit card receivables of $4.2 billion in 2007 and $4.8 billion in 2006. We issued securities backed by dedicated personal non-credit card receivables of $1.3 billion in 2007. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. Additionally, as part of the Metris acquisition in 2005, we assumed $4.6 billion of securities backed by credit card receivables which were accounted for as secured financings. Real estate secured receivables included closed-end real estate secured receivables totaling $10.5 billion at December 31, 2007 and $9.7 billion at December 31, 2006 that secured the outstanding debt related to these transactions. Auto finance receivables totaling $4.9 billion at December 31, 2007 and $6.0 billion at December 31, 2006 secured the outstanding debt related to these transactions. Credit card receivables totaling $11.5 billion at December 31, 2007 and $8.9 billion at December 31, 2006 secured the outstanding debt related to these transactions. Personal non-credit card receivables of $4.0 billion at December 31, 2007 and $3.5 billion at December 31, 2006 secured the outstanding debt related to these transactions.

7.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	At December 31,
	2007	2006	2005

	(in millions)

Credit loss reserves at beginning of period	$6,587	$4,521	$3,625
Provision for credit losses	11,026	6,564	4,543
Charge-offs	(7,606)	(5,164)	(4,100)
Recoveries	890	645	447
Other, net	8	21	6

Credit loss reserves at end of period	$10,905	$6,587	$4,521

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

In the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings. However, because existing public credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables continued to be sold to these trusts until the revolving periods ended, the last of which occurred in September of 2007. Our remaining securitized receivable credit card trust began its amortization period in October 2007 and was completely amortized in January 2008.

Securitization related revenue includes income associated with the current and prior period securitization of receivables with limited recourse structured as sales. Such income includes gains on sales, net of our estimate of probable credit losses under the recourse provisions, servicing income and excess spread relating to those receivables.

Securitization related revenue is summarized in the table below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net initial gains	$-	$-	$-
Net replenishment gains(1)	24	30	154
Servicing revenue and excess spread	46	137	57

Total securitization related revenue	$70	$167	$211

(1)	Net replenishment gains reflect inherent recourse provisions of $18 million in 2007, $41 million in 2006 and $252 million in 2005.

Certain securitization trusts, such as credit cards, are established at fixed levels and require frequent sales of new receivables into the trust to replace receivable run-off. These replenishments totaled $1.5 billion in 2007, $2.5 billion in 2006 and $8.8 billion in 2005.

Cash flows received from securitization trusts were as follows:

			Personal
	Auto	Credit	Non-Credit
Year Ended December 31,	Finance	Card	Card	Total

2007
Servicing fees received	$3	$10	$1	$14
Other cash flow received on retained interests(1)	44	50	-	94
2006
Servicing fees received	$16	$22	$10	$48
Other cash flow received on retained interests(1)	97	108	18	223
2005
Servicing fees received	$45	$97	$46	$188
Other cash flow received on retained interests(1)	40	243	52	335

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

At December 31, 2007, the sensitivity of the current fair value of the interest-only strip receivables to an immediate 10 percent and 20 percent unfavorable change in assumptions used to measure the fair value would be less than $100 thousand. These sensitivities are hypothetical and the effect of a variation in a particular assumption on the fair value of the residual cash flow is calculated independently from any change in another assumption. In reality, changes in one factor may contribute to changes in another (for example, increases in market interest rates may result in lower prepayments) which might magnify or counteract the sensitivities.

Receivables and two-month-and-over contractual delinquency for our owned and serviced with limited recourse receivables were as follows:

	At December 31,
	2007		2006
	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

	(dollars are in millions)

Owned receivables:
Real estate secured	$88,661	7.08%	$97,885	3.54%
Auto finance	13,257	3.67	12,504	3.18
Credit card	30,390	5.77	27,714	4.57
Private label	3,093	4.26	2,509	5.31
Personal non-credit card	20,649	14.13	21,367	10.17
Other(1)	13	-	15	3.01

Total consumer	156,063	7.41	161,994	4.59
Commercial	131	-	166	-

Total owned receivables	$156,194	7.40%	$162,160	4.58%

Receivables serviced with limited recourse:
Auto finance	$-	-%	$271	6.64%
Credit card	124	2.42	500	2.00
Personal non-credit card	-	-	178	14.61

Total receivables serviced with limited recourse	$124	2.42%	$949	5.69%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

Average receivables and net charge-offs for our owned and serviced with limited recourse receivables were as follows:

	Year Ended December 31,
	2007		2006
	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(dollars are in millions)

Owned receivables:
Real estate secured	$93,787	2.32%	$92,351	1.00%
Auto finance	12,901	4.10	11,660	3.67
Credit card	28,646	7.28	25,065	5.56
Private label	2,646	4.73	2,492	5.80
Personal non-credit card	21,215	8.48	20,611	7.89
Other(1)	14	1.70	18	1.28

Total consumer	159,209	4.22	152,197	2.97
Commercial	140	-	177	.43

Total owned receivables	$159,349	4.21%	$152,374	2.97%

Receivables serviced with limited recourse:
Auto finance	$139	6.47%	$720	10.28%
Credit card	452	3.98	974	3.49
Personal non-credit card	42	7.14	498	9.24

Total receivables serviced with limited recourse	$633	4.74%	$2,192	7.03%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

9.  Properties and Equipment, net

	At
	December 31,		Depreciable
	2007	2006	Life

	(in millions)

Land	$26	$29	-
Buildings and improvements	269	331	10-40 years
Furniture and equipment	375	352	3-10

Total	670	712
Accumulated depreciation and amortization	255	286

Properties and equipment, net	$415	$426

Depreciation and amortization expense totaled $113 million in 2007, $115 million in 2006 and $131 million in 2005.

10.  Intangible Assets

Intangible assets consisted of the following:

		Impairment	Accumulated	Carrying
December 31, 2007	Gross	Charges	Amortization	Value

	(in millions)

Purchased credit card relationships and related programs	$1,736	-	$717	$1,019
Retail services merchant relationships	270	-	257	13
Other loan related relationships	333	158	169	6
Trade names	717	713	-	4
Technology, customer lists and other contracts	282	-	217	65

Total	$3,338	$871	$1,360	$1,107

		Impairment	Accumulated	Carrying
December 31, 2006	Gross	Charges	Amortization	Value

	(in millions)

Purchased credit card relationships and related programs	$1,736	-	$580	$1,156
Retail services merchant relationships	270	-	203	67
Other loan related relationships	333	-	135	198
Trade names	717	13	-	704
Technology, customer lists and other contracts	282	-	189	93

Total	$3,338	$13	$1,107	$2,218

During the third quarter of 2007, we completed our annual impairment test of intangible assets. As a result of our testing, we determined that the fair value of each intangible asset exceeded its carrying value. Therefore we concluded that none of our intangible assets were impaired.

As a result of the changes in the business climate, including the subprime marketplace conditions and changes to our product offerings and business strategies completed through the fourth quarter of 2007, we performed an interim impairment test for the Consumer Lending HFC and Beneficial tradenames and customer relationships associated with the HSBC acquisition. As a result of these tests, we concluded that the carrying value of the tradenames and customer relationship intangibles exceeded their fair value and recorded an impairment charge of $858 million in the fourth quarter of 2007 representing all of the remaining value assigned to these intangibles and allocated to the Consumer Lending business.

Weighted-average amortization periods for our intangible assets as of December 31, 2007 were as follows:

(in months)

Purchased credit card relationships and related programs	106
Retail services merchant relationships	60
Other loan related relationships	62
Technology, customer lists and other contracts	85

Intangible amortization expense totaled $253 million in 2007, $269 million in 2006 and $345 million in 2005.

The trade names are not subject to amortization as we believe they have indefinite lives. The remaining acquired intangibles are being amortized as applicable over their estimated useful lives either on a straight-line basis or in proportion to the underlying revenues generated. These useful lives range from 5 years for retail services merchant relationships to approximately 10 years for certain loan related relationships. Our purchased credit card relationships are being amortized to their estimated residual values of $162 million as of December 31, 2007.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2008	$181
2009	168
2010	146
2011	139
2012	136
Thereafter	172

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

Changes in the carrying amount of goodwill are as follows:

	2007	2006

	(in millions)

Balance at beginning of year	$7,010	$7,003
Adjustment to Metris purchase price	-	21
Acquisitions – 2006 Solstice	-	46
Goodwill impairment related to the Mortgage Services business	(881)	-
Goodwill impairment related to the Consumer Lending business	(2,462)	-
Goodwill impairment related to the Auto Finance business	(312)	-
Goodwill impairment related to the United Kingdom business	(378)	-
Goodwill allocated to our U.K. Insurance Operations sold to a third party	(73)	-
Goodwill allocated to our European Operations sold to HBEU	-	(13)
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(115)	(89)
Change in estimate of the tax basis of assets and liabilities recorded in the Metris acquisition	-	(13)
Impact of foreign currency translation	38	55

Balance at end of year	$2,827	$7,010

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

During the third quarter of 2007, we completed our annual impairment test of goodwill. For purposes of this test, we assign the goodwill to our reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”)). As discussed in Note 4, “Restructuring Activities”, in the third quarter of 2007 we recorded a goodwill impairment charge of $881 million which represents all of the goodwill allocated to our Mortgage Services business. With the exception of our Mortgage Services business, the fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill. Therefore at the completion of our annual goodwill impairment test, we concluded that none of the remaining goodwill was impaired. Goodwill is reviewed for impairment in interim periods if the circumstances indicate that the carrying amount assigned to a reporting unit may not be recoverable.

As a result of the strategic reviews and restructuring activities which occurred during the fourth quarter of 2007 we have performed interim goodwill impairment tests for the businesses where we believe significant changes in the business climate have occurred as required by SFAS No. 142. These tests revealed that the business climate changes, including changes in subprime marketplace conditions when coupled with the changes to our product offerings and business strategies completed through the fourth quarter of 2007, have resulted in an impairment of all goodwill allocated to our Consumer Lending (which includes Solstice) and Auto Finance businesses. Therefore, we recorded an impairment charge in the fourth quarter of 2007 of $2,462 million relating to our Consumer Lending business and $312 million relating to our Auto Finance business which represents all of the goodwill allocated to these businesses. In addition, the changes to our product offerings and business strategies completed through the fourth quarter of 2007 have also resulted in an impairment of the goodwill allocated to our United Kingdom business and an impairment charge of $378 million was also recorded in the fourth quarter of 2007 representing all of the goodwill previously allocated to this business. For all other businesses, the fair value of each of these reporting units continues to exceed its carrying value including goodwill.

See Note 23, “Fair Value Measurements,” for a description of the methodology used to determine the fair value of our reporting units.

12.	Commercial Paper, Bank and Other Borrowings

	Commercial	Bank and Other
	Paper	Borrowings	Total

	(in millions)

2007
Balance	$8,396	$28	$8,424
Highest aggregate month-end balance			16,373
Average borrowings	10,987	34	11,021
Weighted-average interest rate:
At year-end	4.8%	1.7%	4.7%
Paid during year	5.5	4.0	5.5
2006
Balance	$11,012	$43	$11,055
Highest aggregate month-end balance			17,530
Average borrowings	12,344	494	12,838
Weighted-average interest rate:
At year-end	5.3%	2.8%	5.3%
Paid during year	5.0	3.3	4.9
2005
Balance	$11,360	$94	$11,454
Highest aggregate month-end balance			14,801
Average borrowings	11,877	111	11,988
Weighted-average interest rate:
At year-end	4.2%	3.9%	4.2%
Paid during year	3.4	2.5	3.4

Commercial paper included obligations of foreign subsidiaries of $673 million at December 31, 2007, $223 million at December 31, 2006 and $442 million at December 31, 2005. Bank and other borrowings included obligations of foreign subsidiaries of $26 million at December 31, 2007, $35 million at December 31, 2006 and $55 million at December 31, 2005. At December 31, 2007 deposits of $26 million, primarily held by our U.K. business, are classified as bank and other borrowings due to their short-term nature. At December 31, 2006 deposits of $36 million were classified as bank and other borrowings due to their short-term nature.

Interest expense for commercial paper, bank and other borrowings totaled $609 million in 2007, $628 million in 2006 and $402 million in 2005.

We maintain various bank credit agreements primarily to support commercial paper borrowings and also to provide funding in the U.K. We had committed back-up lines and other bank lines of $17.5 billion at December 31, 2007, including $8.2 billion with HSBC and subsidiaries and $17.0 billion at December 31, 2006, including $7.7 billion with HSBC and subsidiaries. Our U.K. subsidiary had drawn $3.5 billion at December 31, 2007 and $4.3 billion at December 31, 2006 on its bank lines of credit which are included in Due to Affiliates for both periods. Formal credit lines are reviewed annually and expire at various dates through 2010. Borrowings under these lines generally are available at a surcharge over LIBOR. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain a minimum shareholder’s(s’) equity plus the outstanding trust preferred stock of $11.0 billion. At December 31, 2007, minimum shareholder’s(s’) equity balance plus outstanding trust preferred stock was $15.4 billion which is substantially above the required minimum balance. In 2008, $3.0 billion of back-up lines from third parties are scheduled to expire. Annual commitment fee requirements to support availability of these lines at December 31, 2007 and 2006 totaled $8 million and included $1 million for the HSBC lines.

13.	Long Term Debt (With Original Maturities Over One Year)

Long term debt (with original maturities over one year) consisted of the following:

	At December 31,
	2007	2006

	(in millions)

Senior Debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$542	$542
Secured financings:
3.00% to 3.99%; due 2008	100	195
4.00% to 4.99%; due 2008 to 2010	762	1,312
5.00% to 5.99%; due 2008 to 2012	3,632	3,956
Other fixed rate senior debt(1):
2.40% to 3.99%; due 2008 to 2032	633	1,235
4.00% to 4.99%; due 2008 to 2032	17,405	15,516
5.00% to 5.49%; due 2008 to 2032	12,957	12,417
5.50% to 5.99%; due 2008 to 2024	10,116	11,371
6.00% to 6.49%; due 2008 to 2033	8,485	9,659
6.50% to 6.99%; due 2008 to 2033	6,299	5,555
7.00% to 7.49%; due 2008 to 2032	2,556	3,168
7.50% to 7.99%; due 2008 to 2032	2,959	4,950
8.00% to 9.00%; due 2008 to 2013	1,291	1,263
Variable interest rate:
Secured financings – 4.92% to 7.38%; due 2008 to 2018	18,692	16,364
Other variable interest rate senior debt – 2.16% to 6.99%; due 2008 to 2018	35,728	38,354
Junior Subordinated Notes Issued to Capital Trusts	1,031	1,031
Unamortized Discount	(150)	(377)
HSBC Acquisition Purchase Accounting Fair Value Adjustments	224	1,079

Total long term debt	$123,262	$127,590

(1)	Includes $32.9 billion of fixed rate debt carried at fair value.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long term debt at fair value at the date of our acquisition by HSBC.

Secured financings of $23.2 billion at December 31, 2007 are secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $21.8 billion at December 31, 2006 are secured by $28.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

At December 31, 2007, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $.1 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $4.4 billion. At December 31, 2006, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $1.3 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.4 billion.

Long term debt (with original maturities over one year) at December 31, 2007 includes $32.9 billion of fixed rate debt accounted for under FVO. We have not elected FVO for $34.3 billion of fixed rate debt currently carried on our balance sheet within long term debt. Fixed rate debt accounted for under FVO at December 31, 2007 has an aggregate unpaid principal balance of $33.2 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.5 billion. The fair value of the fixed rate debt accounted for under FVO is determined by a third party and includes the full market price (credit and interest rate impact) based on observable market data. See Note 23, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under

FVO. The adoption of FVO has impacted the way we report realized gains and losses on the swaps associated with this debt which previously qualified as effective hedges under SFAS No. 133. Upon the adoption of SFAS No. 159 for certain fixed rate debt, we eliminated hedge accounting on these swaps and, as a result, realized gains and losses are no longer reported in interest expense but instead are reported as “Gain on debt designated at fair value and related derivatives” within other revenues.

In 2007, we recorded a net gain from fair value changes on our fixed rate debt accounted for under FVO of $622 million which is included in “Gain on debt designated at fair value and related derivatives” as a component of other revenues in the consolidated statement of income (loss). “Gain on debt designated at fair value and related derivatives” in the consolidated statement of income (loss) also includes the mark-to-market adjustment on derivatives related to the debt designated at fair value as well as net realized gains or losses on these derivatives. The components of “Gain on debt designated at fair value and related derivatives” are as follows:

Year Ended
December 31,
2007

Interest rate component	$(994)
Credit risk component	1,616

Total mark-to-market on debt designated at fair value	622
Mark-to-market on the related derivatives	971
Net realized losses on the related derivatives	(318)

Gain on debt designated at fair value and related derivatives	$1,275

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

The changes in the interest rate component reflect a decrease in the LIBOR curve since January 1, 2007. Changes in the credit risk component of the debt were significant during 2007 due to a general widening of credit spreads across all domestic bond market sectors as well as the general lack of liquidity in the secondary bond market in the second half of 2007.

Weighted-average interest rates on long term debt were 5.2 percent at December 31, 2007 and 5.5 percent at December 31, 2006 (excluding HSBC acquisition purchase accounting adjustments). Interest expense for long term debt was $6.5 billion in 2007, $5.8 billion in 2006 and $3.7 billion in 2005. The most restrictive financial covenant contained in the back-up line agreements that could restrict availability is an obligation to maintain a minimum shareholder’s(s’) equity plus the outstanding trust preferred stock of $11.0 billion. At December 31, 2007, minimum shareholder’s(s’) equity balance plus outstanding trust preferred stock was $15.4 billion which is substantially above the required minimum balance. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 14, “Derivative Financial Instruments.”

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

Maturities of long term debt at December 31, 2007, including secured financings and conduit facility renewals, were as follows:

(in millions)

2008	$32,844
2009	23,821
2010	15,756
2011	12,767
2012	11,365
Thereafter	26,709

Total	$123,262

Certain components of our long term debt may be redeemed prior to its stated maturity.

14.	Derivative Financial Instruments

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

Forwards are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We have used both interest rate and foreign exchange rate forward contracts. We use foreign exchange rate forward contracts to reduce our exposure to foreign currency exchange risk. Interest rate forward contracts are used to hedge resets of interest rates on our floating rate assets and liabilities. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

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

Credit Risk By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We control the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. We utilize an affiliate, HSBC Bank USA, as the primary provider of domestic derivative products. We have never suffered a loss due to counterparty failure.

At December 31, 2007, most of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities. At December 31, 2007, we provided third party swap counterparties with $51 million collateral. At December 31, 2006, third party counterparties had provided $158 million in collateral to us. Beginning with the second quarter of 2006, when the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. At December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. These collateral offsets have been recorded in accordance with FIN 39-1. At December 31, 2007, we had derivative contracts with a notional value of approximately $94.7 billion, including $88.7 billion outstanding with HSBC Bank USA and $3.1 billion with other HSBC affiliates. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair value hedges include interest rate swaps which convert our fixed rate debt to variable rate debt and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. As discussed more fully below, during 2007 we substantially reduced the amount of hedging relationships outstanding as a result of adopting SFAS No. 159. Hedge ineffectiveness associated with fair value hedges is recorded in other revenues as derivative income and was a gain of $7 million ($4 million after tax) in 2007, a gain of $252 million ($159 million after tax) in 2006 and a gain of $117 million ($75 million after tax) in 2005. All of our fair value hedges were associated with debt during 2007, 2006 and 2005. We recorded fair value adjustments for unexpired fair value hedges which increased the carrying value of our debt by $28 million at December 31, 2007 and decreased the varying value of our debt by $292 million at December 31, 2006.

Cash flow hedges include interest rate swaps which convert our variable rate debt to fixed rate debt and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income and totaled a loss of $834 million ($525 million after tax) at December 31, 2007 and a gain of $256 million ($161 million after tax) at December 31, 2006. We expect $27 million ($17 million after tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges recorded in other revenues as derivative income was a loss of $56 million ($35 million after tax) in 2007, a loss of $83 million ($53 million after tax) in 2006 and a loss of $76 million ($49 million after tax) in 2005.

At December 31, 2007, $3,842 million of derivative instruments, at fair value, were included as derivative financial assets and $71 million as derivative related liabilities. At December 31, 2006, $1,461 million of derivative instruments, at fair value, were included as derivative financial assets and $58 million as derivative related liabilities.

Information related to deferred gains and losses before taxes on terminated derivatives was as follows:

	2007	2006

	(in millions)

Deferred gains	$42	$156
Deferred losses	50	176
Weighted-average amortization period:
Deferred gains	4 years	7 years
Deferred losses	9 years	6 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(22)	$(47)
Accumulated other comprehensive income	14	27
Information related to deferred gains and losses before taxes on discontinued hedges was as follows:

	2007	2006

	(In millions)

Deferred gains	$135	$269
Deferred losses	555	1,052
Weighted-average amortization period:
Deferred gains	5 years	5 years
Deferred losses	5 years	5 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(109)	$(941)
Accumulated other comprehensive income	(311)	158

Amortization of net deferred gains (losses) totaled $(9) million in 2007, ($80) million in 2006 and ($12) million in 2005.

Non-Qualifying Hedging Activities We may use forward rate agreements, interest rate caps, exchange traded options, and interest rate and currency swaps which are not designated as hedges under SFAS No. 133, either because they do not qualify as effective hedges or because we lost the ability to apply hedge accounting following our acquisition by HSBC as discussed above. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. Unrealized and realized gains (losses) on derivatives which were not designated as hedges are reported in other revenues as derivative income and totaled $(31) million ($(19) million after tax) in 2007, $21 million ($14 million after tax) in 2006 and $208 million ($133 million after tax) in 2005.

Derivatives Associated with Debt Carried at Fair Value Effective January 1, 2007, we elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. As a result, we discontinued fair value hedge accounting for all interest rate and currency swaps associated with this debt. As of December 31, 2007, the recorded fair value of such interest rate and currency swaps was $588 million. During 2007, realized losses of $318 million and unrealized gains of $971 million on the derivatives related to debt designated at fair value were recorded as a component of Gain on debt designated at fair value and related derivatives in the consolidated statement of income (loss).

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

	2007	2006	2005

	(in millions)

Net realized gains (losses)	$(24)	$(7)	$52
Mark-to-market on derivatives which do not qualify as effective hedges	(7)	28	156
Ineffectiveness	(48)	169	41

Total	$(79)	$190	$249

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2007 should not be considered indicative of the results for any future periods.

Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Exchange	Non-Exchange Traded
	Traded	Interest		Foreign Exchange		Interest Rate		Caps
	Options	Rate	Currency	Rate Contracts		Forward Contracts		and
	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)

2007
Notional amount, 2006	$4,600	$57,000	$24,841	$1,074	$583	$-	$-	$6,260	$94,358
New contracts	6,651	-	-	-	-	-	-	-	6,651
New contracts purchased from subsidiaries of HSBC	-	25,331	2,877	8,509	6,122	-	-	-	42,839
Matured or expired contracts	(11,251)	(7,887)	(1,961)	(9,038)	(6,155)	-	-	(2,475)	(38,767)
Terminated contracts	-	(9,728)	-	-	-	-	-	(846)	(10,574)
Change in Notional amount	-	-	-	-	-	-	-	-	-
Change in foreign exchange rate	-	215	-	(16)	-	-	-	-	199

Notional amount, 2007	$-	$64,931	$25,757	$529	$550	$-	$-	$2,939	$94,706

Fair value, 2007(1):
Fair value hedges	$-	$13	$120	$-	$-	$-	$-	$-	$133
Cash flow hedges	-	(440)	3,375	-	-	-	-	-	2,935
Fair value option related derivatives	-	261	327	-	-	-	-	-	588
Non-hedging derivatives	-	(50)	167	3	(5)	-	-	-	115

Total	$-	$(216)	$3,989	$3	$(5)	$-	$-	$-	$3,771

2006
Notional amount, 2005	$4,870	$49,468	$21,719	$1,633	$465	$172	$-	$10,700	$89,027
New contracts	-	-	-	-	-	-	-	-	-(used in )
New contracts purchased from subsidiaries of HSBC	20,205	61,205	8,687	2,071	5,694	1,344	-	65	99,271
Matured or expired contracts	(17,675)	(5,319)	(4,291)	(2,851)	(5,710)	-	-	(4,505)	(40,351)
Terminated contracts	(2,800)	(49,571)	-	-	-	(1,516)	-	-	(53,887)
Change in Notional amount	-	1,217	(1,274)	-	-	-	-	-	(57)
Change in foreign exchange rate	-	-	-	221	134	-	-	-	355

Notional amount, 2006	$4,600	$57,000	$24,841	$1,074	$583	$-	$-	$6,260	$94,358

	Exchange	Non-Exchange Traded
	Traded	Interest		Foreign Exchange		Interest Rate		Caps
	Options	Rate	Currency	Rate Contracts		Forward Contracts		and
	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)

Fair value, 2006(1):
Fair value hedges	$-	$(740)	$(26)	$-	$-	$-	$-	$-	$(766)
Cash flow hedges	-	14	1,976	-	-	-	-	-	1,990
Non-hedging derivatives	-	(64)	244	4	(6)	-	-	1	179

Total	$-	$(790)	$2,194	$4	$(6)	$-	$-	$1	$1,403

2005
Notional amount, 2004	$1,691	$45,253	$18,150	$1,146	$614	$374	$-	$4,380	$71,608
New contracts	-	1	-	-	-	-	-	30	31
New contracts purchased from subsidiaries of HSBC	5,570	25,373	6,824	1,113	4,860	1,707	-	8,433	53,880
Matured or expired contracts	(2,391)	(5,657)	(3,255)	(482)	(4,762)	-	-	(1,894)	(18,441)
Terminated contracts	-	(15,502)	-	(144)	(247)	(1,909)	-	(249)	(18,051)

Notional amount, 2005	$4,870	$49,468	$21,719	$1,633	$465	$172	$-	$10,700	$89,027

Fair value, 2005(1):
Fair value hedges	$-	$(612)	$(178)	$-	$-	$-	$-	$-	$(790)
Cash flow hedges	-	103	658	(22)	-	-	-	-	739
Non-hedging derivatives	-	(31)	24	-	-	-	-	-	(7)

Total	$-	$(540)	$504	$(22)	$-	$-	$-	$-	$(58)

(1)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 23, “Fair Value Measurements,” for further discussion of the relationship between the fair value of our assets and liabilities.

We operate in three functional currencies, the U.S. dollar, the British pound and the Canadian dollar. The U.S. dollar is the functional currency for exchange-traded interest rate futures contracts and options. Non-exchange traded instruments are restated in U.S. dollars by country as follows:

					Interest Rate
					Forward	Other Risk
	Interest Rate	Currency	Foreign Exchange Rate Contracts		Contracts	Management
	Swaps	Swaps	Purchased	Sold	Purchased	Instruments

	(in millions)

2007
United States	$61,822	$25,757	$522	$540	$-	$2,939
Canada	1,705	-	7	10	-	-
United Kingdom	1,404	-	-	-	-	-

	$64,931	$25,757	$529	$550	$-	$2,939

2006
United States	$54,703	$24,841	$1,068	$571	$-	$6,260
Canada	1,207	-	6	12	-	-
United Kingdom	1,090	-	-	-	-	-

	$57,000	$24,841	$1,074	$583	$-	$6,260

2005
United States	$47,693	$21,175	$1,622	$465	$-	$10,700
Canada	855	-	11	-	172	-
United Kingdom	920	544	-	-	-	-

	$49,468	$21,719	$1,633	$465	$172	$10,700

Long term debt hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2007 included debt of $28.4 billion hedged by interest rate swaps and debt of $21.0 billion hedged by currency swaps. The significant terms of the derivative financial instruments have been designed to match those of the related asset or liability. Additionally, long term debt designated at fair value under the fair value option at December 31, 2007, included debt of $29.4 billion with $29.0 billion notional of related interest rate swaps and debt of $3.5 billion with $3.5 billion of notional of related currency swaps. Movements in the fair value of the debt and related derivatives is recorded as a component of the revenues in Gain on debt designated at fair value and related derivatives.

The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2007:

	2008	2009	2010	2011	2012	2013	Thereafter	Total

	(dollars are in millions)

Pay a fixed rate/receive a floating rate:
Notional value	$13,176	$12,191	$5,584	$153	$1,015	$390	$1,597	$34,106
Weighted-average receive rate	5.05%	4.89%	4.84%	1.50%	4.66%	1.50%	4.61%	4.87%
Weighted-average pay rate	5.01	5.14	4.99	4.35	4.25	5.02	4.69	5.01

Pay a floating rate/receive a fixed rate:
Notional value	$2,610	$5,727	$3,145	$5,564	$4,159	$1,286	$8,334	$30,825
Weighted-average receive rate	3.71%	4.19%	4.27%	4.55%	4.80%	4.09%	5.34%	4.61%
Weighted-average pay rate	4.80	4.92	5.31	5.11	4.83	5.38	5.06	5.03

Total notional value	$15,786	$17,918	$8,729	$5,717	$5,174	$1,676	$9,931	$64,931

Total weighted-average rates on swaps:
Receive rate	4.83%	4.67%	4.64%	4.46%	4.77%	3.48%	5.22%	4.75%
Pay rate	4.98	5.07	5.10	5.09	4.72	5.29	5.00	5.02

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

In addition to the information included in the tables above, we historically had unused commitments to extend credit related to real estate secured loans. As of December 31, 2007, we had no outstanding unused commitments to extend credit related to real estate secured loans. As of December 31, 2006, we had $1.4 billion in outstanding unused commitments to extend credit related to real estate secured loans. Commitments to extend credit are agreements, with fixed expiration dates, to lend to a customer as long as there is no violation of any condition established in the agreement. These commitments are considered derivative instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149) and, as a result, are recorded on our balance sheet at fair market value which resulted in a liability of $2.7 million at December 31, 2006.

As of December 31, 2007, we had no outstanding forward sale commitments related to real estate secured loans. As of December 31, 2006, we had outstanding forward sales commitments related to real estate secured loans totaling $607 million. Forward sales commitments are considered derivative instruments under SFAS No. 149 and, as a result, are recorded on our balance sheet at fair market value which resulted in an asset of $1.4 million at December 31, 2006.

15.  Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The adoption resulted in the reclassification of $65 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)

Balance at January 1, 2007	$273
Additions based on tax positions related to the current year	26
Additions for tax positions of prior years	28
Reductions for tax positions of prior years	(70)
Settlements	(28)
Reductions for lapse of statute of limitations	-

Balance at December 31, 2007	$229

The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $70 million at January 1, 2007 and $98 million at December 31, 2007.

We remain subject to Federal income tax examination for years 1998 and forward and State income tax examinations for years 1996 and forward. The Company does not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next twelve months.

It is our policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated income statement. As of January 1, 2007, we had accrued $67 million for the payment of interest and penalties associated with uncertain tax positions. During the twelve months ended December 31, 2007, we increased our accrual for the payment of interest and penalties associated with uncertain tax positions by $5 million.

Total income taxes were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Provision for income taxes related to operations	$(945)	$844	$891
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	6	(11)	(29)
Unrealized gains (losses) on cash flow hedging instruments	(385)	(192)	74
Minimum pension liability	-	-	2
Changes in funded status of pension and post retirement benefit plans	(1)	1	-
Foreign currency translation adjustments	40	3	(5)
Exercise of stock based compensation	(11)	(21)	(9)
Tax on sale of European Operations to affiliate	-	3	-
Tax on sale of U.K. credit card business to affiliate	-	-	(21)

Total	$(1,296)	$627	$903

Provisions for income taxes related to operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Current
United States	$161	$1,396	$1,253
Foreign	(40)	8	4

Total current	121	1,404	1,257

Deferred
United States	(1,077)	(541)	(396)
Foreign	11	(19)	30

Total deferred	(1,066)	(560)	(366)

Total income taxes	$(945)	$844	$891

The significant components of deferred provisions attributable to income from operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Deferred income tax (benefit) provision (excluding the effects of other components)	$(1,092)	$(566)	$(342)
Adjustment of valuation allowance	25	2	(2)
Change in operating loss carryforwards	(1)	8	(12)
Adjustment to statutory tax rate	2	(4)	(10)

Deferred income tax provision	$(1,066)	$(560)	$(366)

Income before income taxes were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

United States	$(5,746)	$2,361	$2,560
Foreign	(105)	(74)	103

Total income before income taxes	$(5,851)	$2,287	$2,663

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007		2006		2005

	(dollars are in millions)

Tax (benefit) at the U.S. federal statutory income tax rate	$(2,048)	(35.0)%	$800	35.0%	$932	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(55)	(.9)	94	4.1	24	.9
Non-deductible goodwill	1,182	20.2	-	-	-	-
Low income housing and other tax credits	(64)	(1.1)	(79)	(3.5)	(87)	(3.2)
Other	40	.6	29	1.3	22	.8

Total income tax expense (benefit)	$(945)	(16.2)%	$844	36.9%	$891	33.5%

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,
	2007	2006

	(in millions)

Deferred Tax Assets
Credit loss reserves	$3,431	$2,053
Market value adjustment	360	311
Deferred compensation	183	144
Other	638	489

Total deferred tax assets	4,612	2,997
Valuation allowance	(50)	(25)

Total deferred tax assets net of valuation allowance	4,562	2,972

Deferred Tax Liabilities
Intangibles	177	838
Fee income	742	568
Deferred loan origination costs	367	312
Debt	138	75
Receivables sold	133	13
Other	210	190

Total deferred tax liabilities	1,767	1,996

Net deferred tax asset	$2,795	$976

Based upon the level of historical taxable income, the reversal of the deferred tax liabilities over the periods over which the deferred tax assets are deductible, the ability to carryback future reversals of deductible temporary differences to 2006 and 2007 and projections of future taxable income, management believes that it is more likely than not we would realize the benefits of these deductible differences net of the valuation allowance noted above, which primarily relates to certain state tax benefits and foreign tax credit carry forwards.

The American Jobs Creation Act of 2004 (the “AJCA”) included provisions to allow a deduction of 85% of certain foreign earnings that are repatriated in 2004 or 2005. We elected to apply this provision to a $489 million distribution in December 2005 by our U.K. subsidiary. Tax of $26 million related to this distribution is included as part of the current 2005 U.S. tax expense shown above.

At December 31, 2007, we had net operating loss carryforwards of $880 million for state tax purposes which expire as follows: $161 million in 2008-2012; $204 million in 2013-2017; $238 million in 2018-2022 and $277 million in 2023 and forward.

At December 31, 2007, we had foreign tax credit carryforwards of $10 million for federal income tax purposes which expire as follows: $3 million in 2016 and $7 million in 2017.

16.  Redeemable Preferred Stock

On December 15, 2005, we issued four shares of common stock to HINO in exchange for the Series A Preferred Stock. See Note 18, “Related Party Transactions,” for further discussion.

In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC

Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. Related issuance costs of $16 million have been recorded as a reduction of additional paid-in capital. In 2007 and 2006, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2007 and 2006.

17.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)
Unrealized gains (losses) on investments and interest-only strip receivables:
Balance at beginning of period	$(23)	$(2)	$54
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax of $6 million, $34 million and $(29) million, respectively	10	57	(56)
Reclassification adjustment for gains realized in net income, net of tax of $- million, $(45) million and $- million, respectively	-	(78)	-

Total other comprehensive income for period	10	(21)	(56)

Balance at end of period	(13)	(23)	(2)

Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	(61)	260	119
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $(372) million, $(124) million and $92 million, respectively	(635)	(204)	173
Reclassification adjustment for gains (losses) realized in net income, net of tax of $(13) million, $(68) million and $(18) million, respectively	(22)	(117)	(32)

Total other comprehensive income for period	(657)	(321)	141

Balance at end of period	(718)	(61)	260

Pension liability:
Balance at beginning of period	(1)	-	(4)
Other comprehensive income for period:
Minimum pension liability, net of tax of $- million, $- million and $2 million, respectively	-	-	4
FASB Statement No. 158 adjustment, net of tax of $(1) million, $- million and $- million, respectively	(2)	-	-

Total other comprehensive income for period	(2)	-	4
Adjustment to initially apply FASB Statement No. 158, net of tax of $- million, $1 million and $- million, respectively	-	(1)	-

Balance at end of period	(3)	(1)	-

Foreign currency translation adjustments:
Balance at beginning of period	444	221	474
Other comprehensive income for period:
Translation gains (losses), net of tax of $40 million, $3 million and $(5) million, respectively	70	223	(253)

Total other comprehensive income for period	70	223	(253)

Balance at end of period	514	444	221

Total accumulated other comprehensive income (loss) at end of period	$(220)	$359	$479

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

At December 31,	2007	2006

	(in millions)

Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$29	$234
Affiliate preferred stock received in sale of U.K. credit card business(1)	301	294
Other assets	631	528
Due to affiliates	(14,902)	(15,172)
Other liabilities	(528)	(506)
Premium on sale of European Operations to affiliates recorded as an increase to additional paid in capital	-	13

(1)	Balance will fluctuate due to foreign currency exchange rate impact.

For the Year Ended December 31,	2007	2006	2005

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(992)	$(929)	$(713)
Interest income from HSBC affiliates	43	26	38
Dividend income from affiliate preferred stock	21	18	-
HSBC Bank USA:
Real estate secured servicing, sourcing, underwriting and pricing revenues	9	12	19
Gain on daily sale of domestic private label receivable originations	374	367	379
Gain on daily sale of credit card receivables	61	38	34
Loss on sale of real estate secured receivables	(16)	-	-
Gain on bulk sales of real estate secured receivables	-	17	-
Taxpayer financial services loan origination and other fees	(19)	(18)	(15)
Domestic private label receivable servicing and related fees	406	393	368
Other servicing, processing, origination and support revenues	93	73	28
Support services from HSBC affiliates	(1,192)	(1,087)	(889)
HSBC Technology & Services (USA) Inc. (“HTSU”):
Rental revenue	48	45	42
Administrative services revenue	13	12	14
Servicing and other fees from other HSBC affiliates	15	16	11
Stock based compensation expense with HSBC	(102)	(100)	(66)

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $91.8 billion at December 31, 2007 and $87.4 billion at December 31, 2006. When the fair value of our agreements with affiliate counterparties requires the posting of collateral by the affiliate, it is provided in the form of cash and recorded on our balance sheet, consistent with third party arrangements. The level of the fair value of our agreements with affiliate counterparties above which collateral is required to be posted is $75 million. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets. At

December 31, 2006, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets.

We extended a line of credit of $2 billion to HSBC USA Inc. There were no balances outstanding under this line of credit at December 31, 2006. This line expired in July of 2006 and was not renewed.

We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005, which was increased to $.8 billion on October 25, 2007. The balance outstanding under this line of credit was $.6 billion and $.5 billion at December 31, 2007 and 2006, respectively, and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. There are no balances outstanding under any of these lines of credit at either December 31, 2007 or 2006.

Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

We purchase from HSBC Securities, Inc. (“HSI”) securities under agreement to resell. Outstanding balances totaled $415 million at December 31, 2007 and $70 million at December 31, 2006. Interest income recognized on these securities totaled $11 million in 2007 and $1 million in 2006 and 2005, respectively, and are reflected as Interest income from HSBC affiliates in the table above.

At December 31, 2007 and 2006, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances and a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. In January 2008, the revolving credit facility from HBEU decreased to $4.5 billion. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. As of December 31, 2006, $4.3 billion was outstanding under the U.K. lines and no balances were outstanding on the domestic lines. Annual commitment fee requirements to support availability of these lines totaled $1 million in 2007 and 2006 and are included as a component of Interest expense on borrowings from HSBC and subsidiaries.

In 2007, we sold approximately $645 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax loss on these sales of $16 million. In the fourth quarter of 2006, we sold approximately $669 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax gain of $17 million on the sale. Each of these sales was effected as part of our then current strategy to originate loans through Decision One for sale and securitization through the secondary mortgage market operations of our affiliates. Decision One has since ceased origination operations.

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

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We have retained the collection operations related to the credit card operations and have entered into a service level agreement to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $32 million in 2007 and $30 million in 2006 under this service level agreement. Because the sale of this business is between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and has not been included in earnings.

In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We continue to service the sold private label receivables and receive servicing and related fee income from HSBC Bank USA for these services. As of December 31, 2007, we were servicing $19.2 billion of domestic private label receivables for HSBC Bank USA and as of December 31, 2006, we were servicing $18.1 billion of domestic private label receivables for HSBC Bank USA. We received servicing and related fee income from HSBC Bank USA of $406 million in 2007 and $393 million in 2006. Servicing and related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell substantially all new domestic private label receivable originations (excluding retail sales contracts) to HSBC Bank USA on a daily basis. We sold $22.7 billion of private label receivables to HSBC Bank USA during 2007 and $21.6 billion during 2006. The gains associated with the sale of these receivables are reflected as Gain on daily sale of domestic private label receivable originations in the table above.

In 2003 and 2004, we sold a total of approximately $3.7 billion of real estate secured receivables from our Mortgage Services business to HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured receivables sold to HSBC Bank USA including loans purchased from correspondent lenders prior to September 1, 2005. As of December 31, 2007, we were servicing $2.5 billion of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table.

Under multiple service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our Credit Card Services business, loan servicing through our Auto Finance business and other operational and administrative support. Fees received for these services are reported as servicing fees from HSBC affiliates and are reflected as Other servicing, processing, origination and support revenues in the table above. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as support services from HSBC affiliates and are reflected as Support services from HSBC affiliates, in the table above.

We currently use an HSBC affiliate located outside of the United States to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. We incurred costs related to these services of $151 million in 2007 and $100 million in 2006. The expenses related to these services are included as a component of Support services from HSBC affiliates in the table above.

During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. The terms of this issuance were as follows:

(dollars are in millions)

Junior Subordinated Notes:
Principal balance	$284
Redeemable by issuer	September 26, 2008
Stated maturity	November 15, 2033
Preferred Securities:
Rate	6.375%
Face value	$275
Issue date	September 2003

Interest expense recorded on the underlying junior subordinated notes totaled $18 million in 2007, 2006 and 2005. The interest expense for the Household Capital Trust VIII is included in interest expense – HSBC affiliates in the consolidated statement of income (loss) and is reflected as a component of Interest expense on borrowings from HSBC and subsidiaries in the table above.

Our Canadian business originates and services auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

Since October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our taxpayer financial services business for clients of various third party tax preparers. Starting on January 1, 2007, HSBC Trust Company (Delaware) N.A. (“HTCD”) also began to serve as an originating lender for these loans. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $19 million in 2007 and $18 million in 2006. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”), formerly known as Household Bank (SB), N.A., purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. We service these receivables for HSBC Bank USA and receive servicing and related fee income from HSBC Bank USA. As of December 31, 2007 and 2006, we were servicing $1.1 billion of credit card receivables for HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $2.8 billion of credit card receivables to HSBC Bank USA in 2007, $2.3 billion in 2006 and $2.1 billion in 2005. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of credit card receivables.

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

In addition, we utilize HSBC Markets (USA) Inc., a related HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. Fees paid for such services totaled approximately $14 million in 2007, $48 million in 2006 and $59 million in 2005. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan sponsored by HSBC North America. See Note 20, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $102 million in 2007, $100 million in 2006 and $66 million in 2005. These expenses are recorded in salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

19.  Stock Option Plans

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, HSBC adopted and the shareholders’ approved the HSBC Share Plan (“Group Share Plan”) to replace this plan. Since 2004, no further options have been granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. In lieu of options, these employees received grants of shares of HSBC stock subject to certain vesting conditions as discussed further below. If the performance conditions are not met by year 5, the options will be forfeited. Options granted to employees in 2004 vest 100 percent upon the attainment of certain company performance conditions and expire ten years from the date of grant. Such options were granted at market value. Compensation expense related to the Group Share Option Plan, which is recognized over the vesting period, totaled $3 million in 2007, $6 million in 2006 and $6 million in 2005.

Information with respect to the Group Share Option Plan is as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	6,060,800	$14.97	6,100,800	$14.97	6,245,800	$14.96
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Transferred	-	-	-	-	(105,000)	14.64
Expired or canceled	-	-	(40,000)	14.37	(40,000)	14.37

Outstanding at end of year	6,060,800	14.97	6,060,800	14.97	6,100,800	14.97

Exercisable at end of year	3,879,800	$15.31	2,909,850	$15.31	-	$-

Weighted-average fair value of options granted		$-		$-		$-

The transfers in 2005 shown above primarily relate to certain of our U.K. employees who were transferred to HBEU as part of the sale of our U.K. credit card business in December 2005.

The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51 – 15.00	2,181,000	6.34	14.37	-	$-
$15.01 – 17.50	3,879,800	5.85	15.31	3,879,800	$15.31

Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $2 million in 2007, $3 million in 2006 and $6 million in 2005. All shares under the former Household plan are now fully vested.

Information with respect to stock options granted under the former Household plan is as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	25,995,589	$17.34	36,032,006	$16.09	38,865,993	$15.71
Granted	-	-	-	-	-	-
Exercised	(4,877,586)	14.51	(9,825,954)	12.73	(2,609,665)	10.92
Transferred in/(out)	172,976	18.66	47,580	8.62	(142,292)	12.15
Expired or canceled	(131,068)	10.24	(258,043)	16.78	(82,030)	7.97

Outstanding at end of year	21,159,911	$18.04	25,995,589	$17.34	36,032,006	$16.09

Exercisable at end of year	21,159,911	$18.04	25,995,589	$17.34	34,479,337	$16.21

The transfers shown above primarily relate to employees who have transferred between HTSU and us during each year and to certain of our U.K. employees who were transferred to HBEU as part of the sale of our U.K. credit card business in December 2005.

The following table summarizes information about the number of HSBC ordinary shares subject to outstanding stock options under the former Household plan, at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$ 1.00 – $ 5.00	7,251	.78	1.99	7,251	1.99
$10.01 – $12.50	2,307,172	4.90	10.66	2,307,172	10.66
$12.51 – $15.00	1,142,504	1.15	13.75	1,142,504	13.75
$15.01 – $17.50	4,518,173	1.83	16.95	4,518,173	16.95
$17.51 – $20.00	5,720,489	2.84	18.41	5,720,489	18.41
$20.01 – $25.00	7,464,322	3.87	21.37	7,464,322	21.37

Restricted Share Plans  Subsequent to our acquisition by HSBC, key employees have been provided awards in the form of restricted shares (“RSRs”) under HSBC’s Restricted Share Plan prior to 2005 and under the Group Share Plan beginning in 2005. These shares have been granted as both time vested (3 year vesting) and/or performance contingent (3 and 4 year vesting) awards. We also issue a small number of off-cycle grants each year for recruitment and retention. These RSR awards vest over a varying period of time depending on the nature of the award, the longest of which vests over a five year period. Annual awards to employees in 2004 vest over five years contingent upon the achievement of certain company performance targets.

Information with respect to RSRs awarded under HSBC’s Restricted Share Plan/Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

RSRs awarded	4,028,913	4,959,838	6,669,152
Weighted-average fair market value per share	$17.67	$16.96	$15.86
RSRs outstanding at December 31	15,312,635	14,326,693	11,787,706
Compensation cost: (in millions)
Pre-tax	$92	$82	$42
After-tax	58	52	27

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

Information with respect to RSRs awarded under the pre-merger Household plan, all of which are in HSBC ordinary shares, is as follows:

	2007	2006	2005

RSRs awarded	-	-	-
Weighted-average fair market value per share	$-	$-	$-
RSRs outstanding at December 31	55,612	653,900	1,309,073
Compensation cost: (in millions)
Pre-tax	$5	$4	$6
After-tax	3	2	4

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to approximately $500 per month, with the option to use the savings to acquire ordinary shares of HSBC at the end of the contract period. There are currently three types of plans offered which allow the participant to select saving contracts of a 1, 3 or 5 year length. The 1 year contract period was offered for the first time in 2006. The options for the 1 year plan are automatically exercised if the current share price is at or above the strike price, which is at a 15 percent discount to the fair market value of the shares on grant date. If the current share price is below the strike price, the participants have the ability to exercise the option during the six months following the maturity date if the share price rises. The options under the 3 and 5 year plans are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2007, 2006 and 2005. HSBC ordinary shares granted and the related fair value of the options for 2007, 2006 and 2005 are presented below:

	2007		2006		2005
	HSBC	Fair Value	HSBC	Fair Value	HSBC	Fair Value
	Ordinary	Per Share of	Ordinary	Per Share of	Ordinary	Per Share of
	Shares	Shares	Shares	Shares	Shares	Shares
	Granted	Granted	Granted	Granted	Granted	Granted

1 year vesting period	389,066	$3.71	296,410	$2.60	-	-
3 year vesting period	894,149	4.25	598,814	3.43	1,064,168	$3.73
5 year vesting period	214,600	4.09	124,563	3.49	236,782	3.78

Compensation expense related to the grants under the HSBC Sharesave Plan totaled $7 million in 2007, $5 million in 2006 and $6 million in 2005.

The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model. The significant assumptions used to estimate the fair value of the options granted by year are as follows:

	2007	2006	2005

Risk-free interest rate	4.55% - 4.90%	4.99% - 5.01%	4.3%
Expected life	1, 3 or 5 years	1, 3 or 5 years	3 or 5 years
Expected volatility	17.0%	17.0%	20.0%

20.  Pension and Other Postretirement Benefits

Defined Benefit Pension Plans In November 2004, sponsorship of the domestic defined benefit pension plan of HSBC Finance Corporation and the domestic defined benefit pension plan of HSBC Bank USA were transferred to HSBC North America. Effective January 1, 2005, the two separate plans were combined into a single HSBC North America defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the United States. As a result, the pension liability relating to our domestic defined benefit plan was transferred to HSBC North America as a capital transaction in the first quarter of 2005.

The components of pension expense for the domestic defined benefit plan reflected in our consolidated statement of income (loss) are shown in the table below. Pension expense reflects the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Service cost – benefits earned during the period	$55	$48	$46
Interest cost on projected benefit obligation	66	60	54
Expected return on assets	(83)	(77)	(78)
Amortization of prior service cost	-	-	-
Recognized losses (gains)	9	15	4

Pension expense	$47	$46	$26

The assumptions used in determining pension expense of the domestic defined benefit plan are as follows:

	2007	2006	2005

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75
Expected long-term rate of return on plan assets	8.00	8.00	8.33

HSBC North America retains both an unrelated third party as well as an affiliate to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable. The funded status of the post-merger HSBC North America pension plan and not the interests of HSBC Finance Corporation at December 31, 2007 was a liability of $130 million.

A reconciliation of beginning and ending balances of the fair value of plan assets associated with the domestic defined benefit pension plan is shown below. The activity shown below reflects the activity of the merged HSBC North America plan.

	Year Ended
	December 31,
	2007	2006

	(in millions)

Fair value of plan assets at beginning of year	$2,567	$2,383
Actual return on plan assets	186	246
Employer contributions	-	-
Benefits paid	(136)	(62)

Fair value of plan assets at end of year	$2,617	$2,567

It is currently not anticipated that employer contributions to the domestic defined benefit plan will be made in 2008.

The allocation of the domestic pension plan assets at December 31, 2007 and 2006 is as follows:

	Percentage of
	Plan Assets at
	December 31,
	2007	2006

Equity securities	68%	69%
Debt securities	31	30
Other	1	1

Total	100%	100%

There were no investments in HSBC ordinary shares or American depository shares at December 31, 2007 or 2006.

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

	Year Ended
	December 31,
	2007	2006

	(in millions)

Projected benefit obligation at beginning of year	$2,698	$2,530
Service cost	111	102
Interest cost	159	145
Actuarial (gains) losses	(85)	(17)
Benefits paid	(136)	(62)

Projected benefit obligation at end of year	$2,747	$2,698

Our share of the projected benefit obligation was approximately $1.1 billion at December 31, 2007 and 2006. The accumulated benefit obligation for the post-merger domestic HSBC North America defined benefit pension plan was $2.4 billion at December 31, 2007 and 2006. Our share of the accumulated benefit obligation was approximately $1.0 billion at December 31, 2007 and 2006.

Estimated future benefit payments for the HSBC North America domestic defined benefit plan and HSBC Finance Corporation’s share of those payments are as follows:

	HSBC	HSBC Finance
	North	Corporation’s
	America	Share

	(in millions)

2008	$133	$65
2009	142	69
2010	151	73
2011	163	79
2012	181	89
2013-2017	1,027	463

The assumptions used in determining the projected benefit obligation of the domestic defined benefit plans at December 31 are as follows:

	2007	2006	2005

Discount rate	6.55%	5.90%	5.70%
Salary increase assumption	3.75	3.75	3.75

Foreign Defined Benefit Pension Plans We sponsor additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $3 million in 2007 and $2 million in 2006 and 2005. For our foreign defined benefit pension plans, the fair value of plan assets was $183 million at December 31, 2007 and $160 million at December 31, 2006. The projected benefit obligation for our foreign defined benefit pension plans was $206 million at December 31, 2007 and $191 million at December 31, 2006.

Supplemental Retirement Plan A non-qualified supplemental retirement plan is also provided. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $136 million at December 31, 2007 and $92 million at December 31, 2006. Pension expense related to the supplemental retirement plan was $30 million in 2007 and $11 million in 2006 and 2005.

Defined Contribution Plans Various 401(k) savings plans and profit sharing plans exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Company contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $79 million in 2007, $98 million in 2006 and $91 million in 2005.

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

The net postretirement benefit cost included the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

	(in millions)

Service cost – benefits earned during the period	$5	$6	$5
Interest cost	14	14	15
Expected return on assets	-	-	-
Amortization of prior service cost	-	-	-
Recognized (gains) losses	(1)	-	-

Net periodic postretirement benefit cost	$18	$20	$20

The assumptions used in determining the net periodic postretirement benefit cost for our domestic postretirement benefit plans are as follows:

	2007	2006	2005

Discount rate	5.90%	5.70%	6.00%
Salary increase assumption	3.75	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended
	December 31,
	2007	2006

	(in millions)

Accumulated benefit obligation at beginning of year	$232	$242
Service cost	5	6
Interest cost	14	14
Foreign currency exchange rate changes	4	-
Actuarial gains	(3)	(8)
Benefits paid	(21)	(22)

Accumulated benefit obligation at end of year	$231	$232

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $16 million relating to our postretirement benefit plans in 2008. The funded status of our postretirement benefit plans was a liability of $231 million at December 31, 2007.

Estimated future benefit payments for our domestic plans are as follows:

(in millions)

2008	$16
2009	17
2010	17
2011	17
2012	18
2013-2017	89

The assumptions used in determining the benefit obligation of our domestic postretirement benefit plans at December 31 are as follows:

	2007	2006	2005

Discount rate	6.55%	5.90%	5.70%
Salary increase assumption	3.75	3.75	3.75

A 9.6 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2007. This rate of increase is assumed to decline gradually to 5.0 percent in 2014.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)

Effect on total of service and interest cost components	$.6	$(.5)
Effect on postretirement benefit obligation	7	(7)

21.  Business Segments

We have three reportable segments: Consumer, Credit Card Services, and International. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our Consumer segment consists of our Consumer Lending, Mortgage Services, Retail Services, and Auto Finance businesses. Our Credit Card Services segment consists of our domestic MasterCard, Visa, American Express and Discover and other credit card business. Our International segment consists of our foreign operations in Canada, the United Kingdom, the Republic of Ireland and prior to November 9, 2006, our operations in Slovakia, the Czech Republic and Hungary. The Consumer segment provides real estate secured, automobile secured, personal non-credit card and private label loans. Loans are offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans are originated through branch locations, direct mail, telemarketing, independent merchants or automobile dealers. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we originated loans through mortgage brokers. The Credit Card Services segment offers MasterCard, Visa, American Express and Discover and other credit card loans throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to non-prime customers. We also cross sell our credit cards to existing real estate secured, private label, auto finance and tax services customers. The International segment offers secured and unsecured lines of credit and secured and unsecured closed-end loans primarily in the United Kingdom, Canada and the Republic of Ireland. The insurance operations in the United Kingdom were sold on November 1, 2007 to Aviva. Subsequent to November 1, 2007, we distribute insurance products in the United Kingdom through our branch network which are underwritten by Aviva. All segments offer products and service customers through the Internet. The All Other caption includes our insurance and taxpayer financial services and commercial businesses, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), for determining reportable segments, as well as our corporate and treasury activities. Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

In May 2007, we decided to integrate our Retail Services and Credit Card Services businesses. Combining Retail Services with Credit Card Services enhances our ability to provide a single credit card and private label solution for the market place. We anticipate the integration of management reporting will be completed in the first quarter of 2008 and at that time will result in the combination of these businesses into one reporting segment in our financial statements. There have been no changes in the basis of our segmentation or any changes in the measurement of segment profit as compared with the presentation in our 2006 Form 10-K.

Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis since we report results to our parent, HSBC, who prepares its consolidated financial statements in accordance with IFRSs. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

Securitizations – On an IFRSs basis, securitized receivables are treated as owned. Any gains recorded under U.S. GAAP on these transactions are reversed. An owned loss reserve is established. The impact from securitizations resulting in higher net income under IFRSs is due to the recognition of income on securitized receivables under U.S. GAAP in prior periods.

Derivatives and hedge accounting (including fair value adjustments) – The IFRSs derivative accounting model is similar to U.S. GAAP requirements. Prior to January 1, 2007, the differences between U.S. GAAP and IFRSs related primarily to the fact that a different population of derivatives qualified for hedge accounting under IFRSs than U.S. GAAP and that HSBC Finance Corporation had elected the fair value option under IFRSs on a significant portion of its fixed rate debt which was being hedged by receive fixed swaps. Prior to the issuance of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) in February 2007, U.S. GAAP did not permit the use of the fair value option. As a result of our early adoption of SFAS No. 159 which is more fully discussed in Note 12, “Fair Value Option,” effective January 1, 2007, we utilize fair value option reporting for the same fixed rate debt issuances under both U.S. GAAP and IFRSs.

Intangible assets and goodwill – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs which results in a higher goodwill balance under IFRSs. As a result, amortization of intangible assets is lower under IFRSs and the amount of goodwill allocated to our Mortgage Services, Consumer Lending, Auto Finance and United Kingdom businesses and written off during 2007 is greater under IFRSs.

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

Interest recognition – The calculation of effective interest rates under IFRS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. In June 2006, we implemented a methodology for calculating the effective interest rate for introductory rate credit card receivables under IFRSs over the expected life of the product. In December 2006, we implemented a methodology to include prepayment penalties as part of the effective interest rate and recognized such penalties over the expected life of the receivables. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

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

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

								IFRS
								Management
		Credit				Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Card	Inter-	All		Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other		Items		Totals	Adjustments(6)	Adjustments(5)	ifications(8)	Totals

	(in millions)

Year Ended December 31, 2007
Net interest income	$8,447	$3,430	$844	$(771)		$-		$11,950	$(1,404)	$92	$(87)	$10,551
Other operating income
(Total other revenues)	523	3,078	231	2,050		(294	)(1)	5,588	95	(202)	918	6,399
Loan impairment charges (Provision for credit losses)	8,816	2,752	610	(1)		3	(2)	12,180	(1,220)	73	(7)	11,026
Operating expenses (Total costs and expenses)	3,027	1,872	548	6,503		-		11,950	11	(1,024)	838	11,775
Income tax expense (benefit)	(1,078)	700	(23)	(21)		(110	)(3)	(532)	(19)	(394)	-	(945)
Net income (loss)	(1,795)	1,184	(60)	(5,202)		(187)		(6,060)	(81)	1,235	-	(4,906)
Customer loans (Receivables)	136,739	30,458	10,425	158		-		177,780	(21,719)	133	-	156,194
Assets	132,602	30,005	10,607	27,631		(8,091	)(4)	192,754	(20,948)	(5,892)	(410)	165,504
Intersegment revenues	265	18	17	(6)		(294	)(1)	-	-	-	-	-
Depreciation and amortization	55	63	19	98		-		235	-	162	(52)	345
Goodwill	-	530	13	3,543		-		4,086	-	(1,259)	-	2,827
Expenditures for long-lived assets(7)	16	-	16	103		-		135	-	-	-	135

Year Ended December 31, 2006
Net interest income	$8,588	$3,151	$826	$(768	)(9)	$-		$11,797	$(1,254)	$(228)	$(127)	$10,188
Other operating income
(Total other revenues)	909	2,360	283	705		(291	)(1)	3,966	299	180	978	5,423
Loan impairment charges (Provision for credit losses)	4,983	1,500	535	(2)		6	(2)	7,022	(646)	225	(37)	6,564
Operating expenses (Total costs and expenses)	2,998	1,841	495	588		-		5,922	(22)	(28)	888	6,760
Income tax expense (benefit)	528	784	37	(326)		(110	)(3)	913	(89)	20	-	844
Net income (loss)	988	1,386	42	(323)		(187)		1,906	(198)	(265)	-	1,443
Customer loans (Receivables)	144,697	28,221	9,520	199		-		182,637	(21,372)	895	-	162,160
Assets	146,395	28,780	10,764	29,931		(8,197	)(4)	207,673	(21,933)	(6,110)	(412)	179,218
Intersegment revenues	242	20	33	(4)		(291	)(1)	-	-	-	-	-
Depreciation and amortization	34	67	17	120		-		238	-	179	(32)	385
Goodwill	46	530	11	9,510		-		10,097	-	(3,087)	-	7,010
Expenditures for long-lived assets(7)	76	1	13	58		-		148	-	-	-	148

Year Ended December 31, 2005
Net interest income	$8,401	$2,150	$971	$(834)		$-		$10,688	$(1,438)	$(734)	$(132)	$8,384
Other operating income
(Total other revenues)	814	1,892	770	602		(140	)(1)	3,938	500	(443)	968	4,963
Loan impairment charges (Provision for credit losses)	3,362	1,453	620	(41)		9	(2)	5,403	(629)	(291)	60	4,543
Operating expenses
(Total costs and expenses)	2,757	1,315	635	574		-		5,281	(23)	107	776	6,141
Income tax expense (benefit)	1,115	461	5	(364)		(54	)(3)	1,163	(94)	(178)	-	891
Net income (loss)	1,981	813	481	(401)		(95)		2,779	(192)	(815)	-	1,772
Customer loans (Receivables)	128,095	25,979	9,328	211		-		163,613	(20,306)	(3,394)	-	139,913
Assets	130,375	28,453	10,905	26,634		(8,220	)(4)	188,147	(20,247)	(10,872)	(506)	156,522
Intersegment revenues	108	21	17	(6)		(140	)(1)	-	-	-	-	-
Depreciation and amortization	44	26	30	143		-		243	-	275	(61)	457
Goodwill	-	521	11	9,464		-		9,996	-	(2,993)	-	7,003
Expenditures for long-lived assets(7)	24	525	32	28		-		609	-	2	-	611

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Tax benefit associated with items comprising adjustments/reconciling items.

(4)	Eliminates investments in subsidiaries and intercompany borrowings.

(5)	IFRS Adjustments, which have been described more fully above, consist of the following:

			Provision	Total	Income
	Net		For	Costs	Tax
	Interest	Other	Credit	and	Expense	Net		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Income	Receivables	Assets

	(in millions)

Year Ended December 31, 2007
Securitizations	$(63)	$35	$11	$-	$(15)	$(24)	$(244)	$(495)
Derivatives and hedge accounting	280	(283)	-	-	-	(3)	-	(4,501)
Goodwill and intangible assets	-	37	-	(875)	(602)	1,514	-	(113)
Purchase accounting	51	25	66	(40)	101	(51)	32	(1,652)
Deferred loan origination costs and premiums	(160)	(6)	-	(156)	(4)	(6)	388	388
Credit loss impairment provisioning	15	13	(5)	36	(5)	2	(258)	(304)
Loans held for resale	56	(15)	-	3	14	24	86	(6)
Interest recognition	(79)	1	-	-	(25)	(53)	(26)	(24)
Other	(8)	(9)	1	8	142	(168)	155	815

Total	$92	$(202)	$73	$(1,024)	$(394)	$1,235	$133	$(5,892)

Year Ended December 31, 2006
Securitizations	$(244)	$89	$25	$-	$(62)	$(118)	$(948)	$(1,232)
Derivatives and hedge accounting	(31)	277	-	-	91	155	-	(4,181)
Goodwill and intangible assets	-	-	-	179	(66)	(113)	-	(1,494)
Purchase accounting	202	64	195	(4)	25	50	118	(38)
Deferred loan origination costs and premiums	(156)	2	-	(199)	16	29	457	457
Credit loss impairment provisioning	(39)	(3)	12	-	(20)	(34)	(295)	(298)
Loans held for resale	125	(202)	-	(32)	(17)	(28)	1,584	38
Interest recognition	(38)	(16)	-	-	(20)	(34)	(53)	(53)
Other	(47)	(31)	(7)	28	73	(172)	32	691

Total	$(228)	$180	$225	$(28)	$20	$(265)	$895	$(6,110)

Year Ended December 31, 2005
Securitizations	$(900)	$(137)	$(315)	$-	$(265)	$(457)	$(5,415)	$(7,251)
Derivatives and hedge accounting	(41)	(60)	-	-	(43)	(58)	-	(2,866)
Goodwill and intangible assets	-	-	-	272	(100)	(172)	-	(1,222)
Purchase accounting	314	240	51	(15)	138	380	162	(114)
Deferred loan origination costs and premiums	(197)	2	-	(187)	(2)	(6)	430	430
Credit loss impairment provisioning	(55)	34	(42)	-	10	11	(280)	(232)
Loans held for resale	126	(79)	-	44	1	2	1,723	-
Interest recognition	-	-	-	-	-	-	-	-
Other	19	(443)	15	(7)	83	(515)	(14)	383

Total	$(734)	$(443)	$(291)	$107	$(178)	$(815)	$(3,394)	$(10,872)

(6)	Management Basis Adjustments, which represent the private label and real estate secured receivables transferred to HBUS, consist of the following:

			Provision	Total	Income
	Net		For	Costs	Tax
	Interest	Other	Credit	and	Expense	Net		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Income	Receivables	Assets

	(in millions)

Year Ended December 31, 2007
Private label receivables	$(1,349)	$86	$(1,154)	$15	$(29)	$(95)	$(19,234)	$(18,625)
Real estate secured receivables	(57)	9	(66)	(4)	8	14	(2,485)	(2,477)
Other	2	-	-	-	2	-	-	154

Total	$(1,404)	$95	$(1,220)	$11	$(19)	$(81)	$(21,719)	$(20,948)

Year Ended December 31, 2006
Private label receivables	$(1,175)	$287	$(623)	$(17)	$(75)	$(173)	$(18,125)	$(18,653)
Real estate secured receivables	(99)	12	(23)	(5)	(21)	(38)	(3,247)	(3,278)
Other	20	-	-	-	7	13	-	(2)

Total	$(1,254)	$299	$(646)	$(22)	$(89)	$(198)	$(21,372)	$(21,933)

Year Ended December 31, 2005
Private label receivables	$(1,310)	$483	$(594)	$(22)	$(66)	$(145)	$(15,762)	$(15,673)
Real estate secured receivables	(159)	17	(35)	(1)	(39)	(67)	(4,544)	(4,571)
Other	31	-	-	-	11	20	-	(3)

Total	$(1,438)	$500	$(629)	$(23)	$(94)	$(192)	$(20,306)	$(20,247)

(7)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(8)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

(9)	In 2006, the “All Other” caption includes a cumulative adjustment to net interest income of approximately $207 million, largely to correct the amortization of purchase accounting adjustments related to certain debt that was not included in the fair value option adjustments under IFRSs in 2005. A portion of the amount recognized would otherwise have been recorded for the year ended December 31, 2005.

22.  Commitments and Contingent Liabilities

Lease Obligations: We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $195 million in 2007, $134 million in 2006 and $132 million in 2005.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2008	$161	$37	$124
2009	127	27	100
2010	94	15	79
2011	61	5	56
2012	34	2	32
Thereafter	107	—	107

Net minimum lease commitments	$584	$86	$498

In January 2006 we entered into a lease for a building in the Village of Mettawa, Illinois. The new facility will consolidate our Prospect Heights, Mount Prospect and Deerfield offices. Construction of the building began in the spring of 2006 and the relocation is planned for the first and second quarters of 2008. The future lease payments for this building are currently estimated as follows:

(in millions)

2008	$5
2009	11
2010	11
2011	11
2012	11
Thereafter	104

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

Other Commitments: At December 31, 2006, we had a commitment to lend up to $3.0 billion to H&R Block to fund the purchase of a participation interest in refund anticipation loans. H&R Block borrowed funds under this commitment during the 2007 tax season. All outstanding balances were paid in full and the commitment expired during the second quarter of 2007. In January 2008, we extended another line of credit to lend up to $3.0 billion to H&R Block to fund the purchase of a participation interest in refund anticipation loans.

23.  Fair Value Measurements

Effective January 1, 2007, we elected to early adopt FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and provides a hierarchal disclosure framework for assets and liabilities measured at fair value. The adoption of SFAS No. 157 did not have any impact on our financial position or results of operations. Presented below is information about assets and liabilities recorded in our consolidated balance sheet at fair value on a recurring basis, assets and liabilities recorded in our consolidated balance sheet at fair value on a nonrecurring basis and disclosures about the fair value of our financial instruments as required by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”).

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities recorded in our consolidated balance sheet at their fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)
	Measured at	Quoted Prices in
	Fair Value at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2007	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Risk management related derivatives, net(1)	$3,771	$-	$3,771	$-
Securities purchased under agreements to resell	1,506	1,506	-	-
Available for sale securities	3,152	267	2,885	-
Real estate owned(2)	1,151	-	1,151	-
Repossessed vehicles(2)	83	-	83	-
Long term debt carried at fair value	32,896	-	32,896	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following summarizes the valuation techniques for assets recorded in our consolidated balance sheet at their fair value on a recurring basis:

Risk management related derivative, net – Where practical, quoted market prices will be used to determine fair value of these instruments. For non-exchange traded contracts, fair value is determined using discounted cash flow modeling techniques in lieu of market value quotes. At December 31, 2007, none of our risk management related derivatives have been valued using quoted market prices.

Securities purchased under agreements to resell – The fair value of securities purchased under agreements to resell generally approximates carrying value due to their short-term maturity.

Available for sale securities – Fair value is determined by a third party valuation source. For U.S. Treasury securities, pricing is provided by market makers and inter-dealer brokers. For non-callable corporate securities, a credit spread scale is created for each issuer for maturities out to forty years. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (OAS) model is incorporated to adjust the spreads determined above.

Real estate owned – Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. After three months on the market, the carrying value is further reduced, if necessary, to reflect observable local market data, including local area sales data.

Repossessed vehicles – Fair value is determined based on current Black Book values, which represent current observable prices in the auto auction market.

Long term debt carried at fair value – Fair value, including the credit and interest risk components, are determined by a third party using discounted cash flow models which take into consideration changes in interest rates as well as relevant trade data.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis On a non-recurring basis, loans held for sale are recorded in our consolidated balance sheet at the lower of aggregate cost or fair value. At December 31, 2007, loans held for sale which have been recorded at fair value totaled $71 million, excluding $9 million of loans held for sale for which the fair value exceeds our carrying value. Fair value is generally determined by estimating a gross premium or discount. The estimated gross premium or discount is derived from loan sales data over the last three months and pricing currently observable in the market, the weighted average coupon of the loans relative to market interest rates as well as market liquidity and loan related credit characteristics. Loans held for sale are considered to be Level 2 in the fair value hierarchy of valuation techniques. At December 31, 2007, loans held for sale with a carrying value of $129 million were written down to their current fair value resulting in an impairment charge of $58 million.

In accordance with the provisions of SFAS No. 142, goodwill with a carrying amount of $881 million allocated to our Mortgage Services business was written down to its implied fair value of $0 during the third quarter of 2007. Additionally, goodwill with a carrying amount of $3,152 million allocated to our Consumer Lending, Auto Finance and United Kingdom businesses was written down to its implied fair value of $0 during the fourth quarter of 2007. For purposes of testing goodwill for impairment, we estimate the fair value of our reporting units using discounted cash flow models, which include such variables as revenue growth rates, expense trends, interest rates and terminal values which are based on evaluation of key data and market factors. The risk adjusted cost of capital, which is used to discount future cash flows, is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables. Goodwill is considered to be Level 3 in the fair value hierarchy of valuation techniques.

Additionally, in accordance with SFAS No. 142, tradenames with a carrying amount of $700 million and customer relationships with a carrying amount of $158 million relating to our Consumer Lending business were written down to their implied fair value of $0 during the fourth quarter of 2007. We estimate the fair value of tradenames using discounted cash flow models, which include assumptions regarding revenue growth rates based on evaluation of key data and market factors as well as the risk adjusted cost of capital as discussed above. We estimate the fair value of our customer relationships using discounted cash flow models which include assumptions regarding receivable growth rates, receivable run-off rates and return on assets as well as the risk adjusted cost of capital. Intangible assets are considered to be Level 3 in the fair value hierarchy of valuation techniques.

Fair Value of Financial Instruments In accordance with SFAS No. 107, we have also estimated the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost, as presented in the table below. The fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report.

The methodology we have historically utilized to estimate the fair value of our receivables, was not consistent with the framework for measuring fair value as outlined by SFAS No. 157. SFAS No. 157 has defined fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Accordingly, we have determined the fair value of our receivables in accordance with this new framework. The historical methodologies used to determine the fair value of all other financial instruments shown below is generally consistent with the framework for measuring fair value as outlined by SFAS No. 157.

The following is a summary of the carrying value and estimated fair value of our financial instruments at December 31, 2007:

	Carrying	Estimated
	Value(1)	Fair Value

	(in millions)

Assets:
Cash	$783	$783
Interest bearing deposits with banks	335	335
Securities purchased under agreements to resell	1,506	1,506
Securities	3,152	3,152
Consumer receivables:
Mortgage Services:
First lien	25,712	19,339
Second lien	4,649	2,609

Total Mortgage Services	30,361	21,948
Consumer Lending:
First lien	42,870	30,890
Second lien	6,292	3,229

Total real estate secured	49,162	34,119
Non-real estate secured	16,277	10,351

Total Consumer Lending	65,439	44,470
Credit card	27,637	31,196
Auto Finance	11,797	10,998
International receivables	9,917	9,857

Total consumer receivables	145,151	118,469
Due from affiliates	631	631
Derivative financial assets	48	48

Liabilities:
Commercial paper, bank and other borrowings	8,424	8,424
Due to affiliates	14,902	14,487
Long term debt carried at fair value	32,896	32,896
Long term debt not carried at fair value	90,366	88,408
Insurance policy and claim reserves	1,001	989
Derivative financial liabilities	20	20

(1)	The carrying values for receivables reflect receivables less credit loss reserves. See Note 6, “Receivables,” for a complete description of the other components which comprise receivables, net which is reported on the consolidated balance sheet.

Receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by SFAS No. 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). In recent months, the unprecedented developments in the mortgage lending industry have resulted in a marked reduction in the secondary market demand for subprime loans. The estimated fair values at December 31, 2007 for our receivables reflect this marketplace turmoil which implicitly assumes a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case. This creates a value that is markedly lower than would otherwise be reported under more normal marketplace conditions. Accordingly, we do not believe the amounts reported above accurately reflect the true underlying long-term value of our receivables.

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

The following table summarizes the estimated fair values for financial instruments at December 31, 2006 which were determined in accordance with the previous framework for determining fair value as required by SFAS No. 107.

	Carrying	Estimated
	Value	Fair Value

	(in millions)

Assets:
Cash	$871	$871
Interest bearing deposits with banks	424	424
Securities purchased under agreements to resell	171	171
Securities	4,695	4,695
Receivables	157,386	154,982
Due from affiliates	528	528
Derivative financial assets	298	298

Liabilities:
Commercial paper, bank and other borrowings	11,055	11,055
Due to affiliates	15,172	15,308
Long term debt	127,590	129,008
Insurance policy and claim reserves	1,319	1,362
Derivative financial liabilities	6	6

The following summarizes the valuation methodology used to determine the estimated fair values for financial instruments.

Cash: Carrying value approximates fair value due to cash’s liquid nature.

Interest bearing deposits with banks: Carrying value approximates fair value due to the asset’s liquid nature.

Securities purchased under agreements to resell: The fair value of securities purchased under agreements to resell approximates carrying value due to their short-term maturity.

Securities: Securities are classified as available-for-sale and are carried at fair value on the balance sheets. Fair value is determined by a third party valuation source. For U.S. Treasury securities, pricing is provided by market makers and inter-dealer brokers. For non-callable corporate securities, a credit spread scale is created for each issuer for maturities out to forty years. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For bonds with early redemption features, an option adjusted spread (OAS) model is incorporated to adjust the spreads determined above.

Receivables: For December 31, 2007, as determined in accordance with the framework for measuring fair value as outlined by SFAS No. 157, the estimated fair value of our real estate secured and auto finance receivables was determined by an HSBC affiliate using various sources of information which reflects current estimated rating agency credit tranching levels with the associated benchmark credit spreads, and trading input which includes observed primary and secondary trades and general discussions with investors. The remainder of our receivable portfolios were valued using a forward looking discounted cash flow methodology using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables.

For December 31, 2006 as determined in accordance with the previous framework for determining fair value as required by SFAS No. 107, the estimated fair value of adjustable rate receivables generally approximated carrying value because interest rates on these receivables adjust with changing market interest rates. The fair value of fixed rate consumer receivables was estimated by discounting future expected cash flows at interest rates which approximate the current interest rates that would achieve a similar return on assets with comparable risk characteristics. Receivables also includes our interest-only strip receivables. The interest-only strip receivables are carried at fair value on our balance sheets. Fair value is based on an estimate of the present value of future cash flows associated with securitizations of certain real estate secured, auto finance, credit card, private label and personal non-credit card receivables.

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

Long term debt carried at fair value: Fair value of FVO debt is determined by a third party using discounted cash flow models which take into consideration changes in interest rates as well as relevant trade data.

Long term debt not carried at fair value: The estimated fair value of our fixed rate and floating rate debt instruments not carried at fair value was determined using either quoted market prices or by discounting future expected cash flows at current interest rates and credit spreads offered for similar types of debt instruments.

Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates.

Derivative financial assets and liabilities: All derivative financial assets and liabilities, which exclude amounts receivable from or payable to swap counterparties, are carried at fair value on the balance sheet. Where practical, quoted market prices were used to determine fair value of these instruments. For non-exchange traded contracts, fair value was determined using discounted cash flow modeling techniques in lieu of market value quotes. We enter into foreign exchange contracts to hedge our exposure to currency risk on foreign denominated debt. We also enter into interest rate contracts to hedge our exposure to interest rate risk on assets and liabilities, including debt. As a result, decreases/increases in the fair value of derivative financial instruments which have been designated as effective hedges are offset by a corresponding increase/decrease in the fair value of the individual asset or liability being hedged. See Note 14, “Derivative Financial Instruments,” for additional discussion of the nature of these item

24.  Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. As a result, the majority of our secured receivables have a high loan-to-value ratio. Prior to our decision to cease operations, our Decision One mortgage operation offered, among other products, interest-only loans largely for resale, which beginning in June 2007 were primarily to HSBC Bank USA to support the secondary market activities of our affiliates. Interest-only loans historically originated by our Consumer Lending business or acquired by our correspondent channel are no longer offered. Our Solstice subsidiary also offers interest-only loans for resale to third parties. Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. At December 31, 2007, the outstanding balance of our interest-only loans was $4.1 billion, or 3 percent of receivables. At December 31, 2006, the outstanding balance of our interest-only loans was $6.7 billion, or 4 percent of receivables.

Through the third quarter of 2007, we also offered adjustable rate mortgage (“ARM”) loans under which pricing adjusts on the receivable in line with market movements, in some cases, following an introductory fixed rate period. At December 31, 2007, we had approximately $18.5 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. At December 31, 2006, we had approximately $29.8 billion in adjustable rate mortgage loans at our Consumer Lending and Mortgage Services businesses. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In the first quarter of 2007, we discontinued correspondent channel acquisitions subject to fulfilling earlier commitments and in the fourth quarter of 2007 we eliminated the small volume of ARM originations in our Consumer Lending business. Consequently, the percentage of adjustable rate real estate secured receivables will decrease significantly over time. In 2008, approximately $3.7 billion of our adjustable rate mortgage loans will experience their first interest rate reset based on receivable levels outstanding at December 31, 2007. In addition, our analysis indicates that a significant portion of the second lien mortgages in our Mortgage Services portfolio at December 31, 2007 are subordinated to first lien adjustable rate mortgages that will face a rate reset between now and 2009. As interest rates have fluctuated over the last three years, certain adjustable rate loans may require a higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect our customer’s ability to repay the loan after the adjustment.

As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs. We are proactively writing and calling customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment. Through a variety of means, we are assessing their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, are modifying the loans in most instances by delaying the first interest rate adjustment for twelve months, allowing time for the customer to seek alternative financing or improve their individual situation. In 2007, we have made more than 33,000 outbound customer contacts and modified more than 8,500 loans with an aggregate balance of $1.4 billion. Since the inception of this program we have made more than 41,000 outbound contacts and modified more than 10,300 loans with an aggregate balance of $1.6 billion. These loans are not reflected in the interest rate reset volumes discussed in the preceding paragraph. Unless these customers who have benefited from a loan modification are able to obtain other financing, these loans will also be subject to an interest rate reset at the end of the modification period.

During 2006 and 2005 we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. Prior to our decision to cease operations of Decision One, it offered stated income loans which, beginning in June 2007, were sold primarily to HSBC Bank USA to support the secondary market activities of our affiliates. The outstanding balance of stated income loans in our real estate secured portfolio was $7.9 billion at December 31, 2007 and $11.8 billion at December 31, 2006.

Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2007 and 2006. We lend nationwide and our receivables are distributed as follows at December 31, 2007:

Percent of Total
Domestic
State/Region	Receivables

California	12%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	20
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	15
Southwest (AZ, AR, LA, NM, OK, TX)	11
Northeast (CT, ME, MA, NH, NY, RI, VT)	11
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	8

The following table reflects the percentage of domestic consumer receivables by state which individually account for 5 percent or greater of our domestic portfolio.

Percent of Total
Domestic
State	Receivables

California	12%
Florida	7
New York	6
Ohio	5
Pennsylvania	5
Texas	5

25.  Geographic Data

The tables below summarize our owned basis assets, revenues and income before income taxes by material country. Purchase accounting adjustments are reported within the appropriate country.

	At December 31,
	Identifiable Assets			Long-Lived Assets(1)
	2007	2006	2005	2007	2006	2005

	(in millions)
United States	$154,739	$168,356	$145,808	$4,086	$9,046	$9,382
United Kingdom	5,180	6,592	7,006	70	452	403
Canada	5,502	4,181	3,479	193	157	153
Europe	83	89	229	-	-	3

Total	$165,504	$179,218	$156,522	$4,349	$9,655	$9,941

(1)	Includes properties and equipment, goodwill and acquired intangibles.

	Year Ended December 31,
	Revenues			Income Before Income Taxes
	2007	2006	2005	2007	2006	2005

	(in millions)
United States	$23,406	$21,130	$15,961	$(5,288)	$2,330	$2,609
United Kingdom	937	1,222	1,737	(709)	(170)	(37)
Canada	739	601	450	141	129	96
Europe	-	32	31	5	(2)	(5)

Total	$25,082	$22,985	$18,179	$(5,851)	$2,287	$2,663

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006

	(in millions)

Finance and other interest income	$4,616	$4,702	$4,669	$4,696	$4,629	$4,535	$4,311	$4,087
Interest expense:
HSBC affiliates	264	247	236	245	320	283	173	153
Non-affiliates	1,737	1,785	1,792	1,826	1,736	1,650	1,589	1,470

Net interest income	2,615	2,670	2,641	2,625	2,573	2,602	2,549	2,464
Provision for credit losses on owned receivables	4,222	3,189	1,931	1,684	3,066	1,384	1,248	866

Net interest income after provision for credit losses	(1,607)	(519)	710	941	(493)	1,218	1,301	1,598

Other revenues:
Securitization related revenue	12	15	22	21	21	24	51	71
Insurance revenue	139	244	193	230	251	280	226	244
Investment income	53	34	32	26	175	31	34	34
Derivative income (expense)	(29)	(4)	(39)	(7)	72	68	(7)	57
Gain (loss) on debt designated at fair value and related derivatives	742	519	(130)	144	-	-	-	-
Fee income	553	660	629	573	558	542	429	382
Enhancement services revenue	170	167	150	148	133	129	130	123
Taxpayer financial services income	31	(27)	4	239	-	4	20	234
Gain on receivable sales to HSBC affiliates	121	94	109	95	139	101	97	85
Servicing and other fees from HSBC affiliates	138	133	132	133	151	121	116	118
Other income	(5)	(17)	(88)	40	(7)	34	79	73

Total other revenues	1,925	1,818	1,014	1,642	1,493	1,334	1,175	1,421

Costs and expenses:
Salaries and fringe benefits	563	582	587	610	617	572	562	582
Sales incentives	28	54	62	68	86	94	98	80
Occupancy and equipment expense	139	77	85	78	77	78	79	83
Other marketing expenses	146	162	220	220	268	197	176	173
Other servicing and administrative expenses	514	319	242	262	353	286	224	252
Support services from HSBC affiliates	308	300	299	285	304	261	270	252
Amortization of acquired intangibles	64	63	63	63	63	63	63	80
Policyholders’ benefits	65	142	90	124	119	123	107	118
Goodwill and other intangible asset impairment charges	4,010	881	-	-	-	-	-	-

Total costs and expenses	5,837	2,580	1,648	1,710	1,887	1,674	1,579	1,620

Income before income taxes	(5,519)	(1,281)	76	873	(887)	878	897	1,399
Income tax expense (benefit)	(1,111)	(179)	13	332	(323)	327	329	511

Net income	$(4,408)	$(1,102)	$63	$541	$(564)	$551	$568	$888

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2007.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management concluded that as of December 31, 2007, HSBC Finance Corporation’s internal control over financial reporting was effective.

The effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2007 has been audited by HSBC Finance Corporation’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 122, which expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2007.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Niall S. K. Booker, age 49, joined HSBC Finance Corporation’s Board in August 2007. Mr. Booker also serves as Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc. since February 2008. From April 2007 to February 2008 he was Chief Operating Officer of HSBC Finance Corporation and Group Executive of HSBC North America Holdings Inc. Mr. Booker was Deputy

Chairman and Chief Executive Officer of HSBC Bank Middle East Limited from May 2006 to May 2007 and has served as Group General Manager to HSBC since January 2004. Mr. Booker joined the HSBC Group in 1981 as an International Manager and has held several positions within the HSBC organization since. Mr. Booker has gained extensive international experience and skills by building different businesses within various positions in the HSBC Group. Over the years, he has worked in retail banking in Brunei and the UK, syndicated loans and specialized finance in Hong Kong, banking operations in Abu Dhabi and Trade Finance and corporate banking in Japan. He led HSBC’s business in Thailand after the 1997 financial crises in Asia and in three tenures in the United States. Mr. Booker worked in Treasury, was responsible for the work out of assets for Concord Leasing and lastly, was CEO, International Private Banking, Americas. He went to India in July 2002 as Deputy Chief Executive Officer of The Hongkong and Shanghai Banking Corporation and took over as Chief Executive Officer and Country Head for HSBC in India, in November 2002.

Mr. Booker is a member of the Executive Committee.

William R. P. Dalton, age 64, joined HSBC Finance Corporation’s Board in April 2003. Mr. Dalton retired in May 2004 as an Executive Director of HSBC Holdings plc, a position he held from April 1998. He also served HSBC as Global Head of Personal Financial Services from August 2000 to May 2004. From April 1998 to January 2004 he was Chief Executive of HSBC Bank plc. Mr. Dalton held positions with various HSBC entities for 25 years.

Mr. Dalton is a member of the Compensation, the Executive and the Audit Committees.

J. Dudley Fishburn, age 61, joined HSBC Finance Corporation’s Board in September 1995. Mr. Fishburn became Chairman of the Board of HFC Bank Ltd. (HSBC Finance Corporation’s primary subsidiary in the United Kingdom) in 1998. He is also on the Board of HSBC Bank (UK) Ltd. He previously served as the Conservative Member of Parliament for Kensington in London from 1988 to 1997. Prior to entering Parliament, Mr. Fishburn was Executive Editor for The Economist Newspaper Ltd. from 1979 to 1988. He is also a Director of Altria Inc., Henderson Smaller Companies Investment Trust plc and Beazley Group plc. He is a trustee of the Foundation for Liver Research, The Peabody Trust and Reading University.

Mr. Fishburn is a member of the Nominating & Governance Committee.

Douglas J. Flint, age 52, joined HSBC Finance Corporation’s Board in February 2007. Mr. Flint serves as Group Finance Director with responsibility for investor relations, finance and tax at HSBC. He joined HSBC as an Executive Director in 1995. Mr. Flint chaired the Financial Reporting Council’s review of the Turnbull Guidance on Internal Control, served on the Accounting Standards Board and the Standards Advisory Council of the International Accounting Standards Board from 2001 to 2004 and is a former partner of KPMG. He is a non-executive Director of BP plc since January 2005.

Mr. Flint is the Non-Executive Chairman of the Board and an ex-officio (non-voting) member of the Audit Committee.

Cyrus F. Freidheim, Jr., age 72, joined HSBC Finance Corporation’s Board in September 1992. He currently serves as Chief Executive Officer of Sun-Times Media Group Inc., and is a member of its Board of Directors since October 2005. Mr. Freidheim served as Chairman of the Board and Chief Executive Officer of Chiquita Brands International, Inc. from March 2002 to January 2004 and Chairman until May 2004. In March 2002, he retired as Vice Chairman of Booz, Allen & Hamilton, Inc. (a management consulting firm), with which he had been affiliated since 1966. He is also a Director of both Allegheny Energy, Inc. and Virgin America Inc. He is a Trustee for The Brookings Institution, Rush University Medical Center, Chicago Council on Global Affairs and the Chicago Symphony Orchestra. Mr. Freidheim is a Member of the Advisory Council of the Mendosa School of Business at the University of Notre Dame, The Economic Club of Chicago and The Commercial Club of Chicago, Council of Foreign Relations.

Mr. Freidheim is the Lead Director and as such is Chair of the Executive Committee and an ex-officio (non-voting) member of both the Audit and the Nominating & Governance Committees. He is also a member of the Compensation Committee.

Robert K. Herdman, age 59, joined HSBC Finance Corporation’s Board in January 2004. Since March 2005, he has served as a member of the Board of Directors of HSBC North America Holdings, Inc. Mr. Herdman is also on the Board of Directors of Cummins Inc. since February 2008. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (AABS) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (FASB) and American Institute of Certified Public Accountants (AICPA). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001.

Mr. Herdman is Chair of the Audit Committee.

Louis Hernandez, Jr., age 41, joined HSBC Finance Corporation’s Board in April 2007. Mr. Hernandez serves as Chief Executive Officer of Open Solutions Inc., a provider of software and services to financial institutions, since 1999. He also became Chairman of Open Solutions Inc. in 2000. Previously, he served Rowecom, Inc., an electronics commerce software provider, as its Chief Financial Officer from 1997 to 1999 and also as an Executive Vice President from 1998. Mr. Hernandez held several positions in the Business and Advisory Services Group of Price Waterhouse LLP from 1990 though 1996. In addition to Open Solutions, he served on the Board of Mobius Management System, Inc. which was sold during 2007.

Mr. Hernandez is a member of the Audit Committee.

George A. Lorch, age 66, joined HSBC Finance Corporation’s Board in September 1994. He also serves as a member of the Board of Directors of HSBC North America Holdings Inc. From May 2000 until August 2000, Mr. Lorch served as Chairman, President and Chief Executive Officer of Armstrong Holdings, Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of The Williams Companies, Inc., Autoliv, Inc. and Pfizer Inc.

Mr. Lorch is Chair of the Compensation Committee and a member of the Nominating & Governance Committee.

Brendan P. McDonagh, age 49, joined HSBC Finance Corporation’s Board in August 2007. Mr. McDonagh serves as Chief Executive Officer of HSBC North America Holdings Inc. since February 2008. From February 2007 to February 2008 Mr. McDonagh served as Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc.. Mr. McDonagh served as Chief Operating Officer of HSBC Finance Corporation prior to his appointment as Chief Executive Officer in February 2007. From September 2006 to February 2007, Mr. McDonagh held the title of Group Executive of HSBC Finance Corporation. From October 2004 to December 2006 he served as Chief Operating Officer of HSBC Bank USA. He is also a Group General Manager of HSBC Holdings plc having been appointed as such in August 2005. An international manager for the HSBC Group for more than twenty five years, Mr. McDonagh began his career with HSBC in 1979, completing various assignments throughout the world. In September 2002, he transferred to the United States to run the retail and commercial banking operations of HSBC Bank USA. Mr. McDonagh is active in several US and Ireland organizations including the Chicago Regional Board of the American Ireland Fund and USA Board of Co-operation Ireland. Mr. McDonagh is Chairman of the Consumer Bankers Association.

Larree M. Renda, age 49, joined HSBC Finance Corporation’s Board in September 2001. Ms. Renda has been employed by Safeway Inc. since 1974. She became Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. in November 2005. Prior to her current position she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations since 1999. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda is a member of the Retailing Initiative Advisory Board of the Wharton School of Business and serves as a Trustee on the National Joint Labor Management Committee. Additionally she serves on the Board of Directors for both the California and U.S. Chamber of Commerce and also serves as a National Vice President of the Muscular Dystrophy Association.

Ms. Renda is Chair of the Nominating & Governance Committee and a member of the Executive and the Audit Committees.

Executive Officers

Information regarding the executive officers of HSBC Finance Corporation as of March 3, 2008 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Niall S. K. Booker	49	2008	Chief Executive Officer
Andrew C. Armishaw	45	2008	Chief Information Officer – North America
James E. C. Binyon	44	2008	Executive Vice President and Chief Accounting Officer
Patrick J. Burke	46	2008	Senior Executive Vice President and Chief Operating Officer – Card and Retail Services
Jon N. Couture	42	2007	Senior Executive Vice President – Human Resources
Patrick A. Cozza	52	2008	Senior Executive Vice President – Insurance
Curt A. Cunningham	44	2008	Executive Vice President – General Compliance
Thomas M. Detelich	51	2008	President – Consumer & Mortgage Lending
Gary R. Esposito	47	2008	Executive Vice President and Head of Consumer & Mortgage Lending Distribution
Bruce A. Fletcher	48	2008	Senior Executive Vice President – Chief Retail Credit Officer
John J. Haines	44	2008	Senior Executive Vice President – Auto Finance
Susan B. Jewell	52	2008	Executive Vice President and General Counsel
William H. Kesler	56	2008	Executive Vice President and Treasurer
Thomas M. Kimble	59	2008	Executive Vice President – Global Projects and Operations
Iain J. Mackay	46	2008	Senior Executive Vice President
Mark A. Melas	51	2007	Executive Vice President – Corporate Real Estate
Walter G. Menezes	62	2008	President – Card & Retail Services and Auto Finance
Anthony J. Murphy	48	2007	Senior Executive Vice President – Portfolio Management
Faye M. Polayes	56	2008	Executive Vice President and Head of Corporate Tax
Patrick D. Schwartz	50	2008	Executive Vice President, Deputy General Counsel and Corporate Secretary
Beverley A. Sibblies	46	2008	Executive Vice President and Chief Financial Officer
Lisa M. Sodeika	44	2005	Executive Vice President – Corporate Affairs

Niall S. K. Booker, Director and Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc. See Directors for Mr. Booker’s biography.

Andrew C. Armishaw, Chief Information Officer-North America of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From January 2004 to February 2008 he was Group Executive and Chief Information Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. From January 2001 to December 2003 Mr. Armishaw was Head of Global Resourcing for HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct.

James E. C. Binyon, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation since February 2008. From February 2006 to February 2008, Mr. Binyon was Vice President and Chief Accounting Officer of HSBC Finance Corporation. From September 2004 to February 2006 he was Vice President and

Controller of HSBC Finance Corporation. From November 2001 to August 2004 he served as Finance Director of First Direct, and from February 1995 to October 2001 was Senior Area Accounting Manager, and Manager – Balance Sheet Management for HSBC Hong Kong. Mr. Binyon was Manager-Asset Management & Funding, and Manager – Treasury Audit Department between 1992 and 1995. Prior to joining HSBC, Mr. Binyon spent five years at KPMG.

Patrick J. Burke, Senior Executive Vice President and Chief Operating Officer – Card & Retail Services of HSBC Finance Corporation since February 2008. From December 2007 to February 2008 he was Managing Director – Card and Retail Services of HSBC Finance Corporation. He was Managing Director – Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Patrick was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.

Jon N. Couture, Senior Executive Vice President-Human Resources of HSBC Finance Corporation since December 2007 and Senior Executive Vice President-Human Resources of HSBC North America Holdings Inc. since February 2008. Mr. Couture joined HSBC in December 2007 as Executive Vice President and Head of Human Resources of HSBC North America Holdings Inc. Mr. Couture was formerly with National City Corporation where he was Executive Vice President, Human Resources and Corporate Senior Vice President from May 2004 to December 2007. Prior to that Mr. Couture was with Siemens Business Services, Inc. from 1998 until May 2004 where he held the position of Senior Vice President, Human Resources. Mr. Couture has been a member of the Board of Directors of Banking Administration Institute since 2006.

Patrick A. Cozza, Senior Executive Vice President – Insurance of HSBC Finance Corporation since February 2008. From April 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. He also serves on the board of directors of Junior Achievement in New Jersey, Cancer Hope Network, Somerset Business Partnership and American Council of Life Insurers PAC. Mr. Cozza serves as board member and officer of Household Life Insurance Company, First Central National Life Insurance Company and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation.

Curt A. Cunningham, Executive Vice President-General Compliance of HSBC Finance Corporation since February 2008. From January 2007 to February 2008 Mr. Cunningham was Chief Compliance Officer of HSBC Finance Corporation. Prior to that Mr. Cunningham was Assistant Vice President Corporate Compliance responsible for Compliance oversight for non-bank finance company businesses. Mr. Cunningham served in a variety of Compliance roles, including Local Compliance Officer for the Mortgage Services division between September 1997 through February 2003. Mr. Cunningham joined HSBC in 1988 and has held a variety of management positions in Operations, Training, Learning and Development and Compliance.

Thomas M. Detelich, President-Consumer & Mortgage Lending of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From August 2006 to February 2008 he was Group Executive of HSBC Finance Corporation and of HSBC North America Holdings Inc. He became Group Executive, Consumer Lending in July 2002. Mr. Detelich also held the positions of Managing Director at Beneficial Corporation from March 2000 to July 2002 and Managing Director of Household Finance Corporation from January 1999 to July 2002 and regional general manager of consumer lending in 1998. Mr. Detelich was formerly with Transamerica for 21 years, becoming Executive Vice President of Branch Operations in 1997.

Gary R. Esposito, Executive Vice President and Head of Consumer & Mortgage Lending Distribution of HSBC Finance Corporation since February 2008. From September 2005 to February 2008 he was Managing Director – Mortgage Services of HSBC Finance Corporation. From 2002 to 2005, Mr. Esposito held the positions of Managing Director – U.S. branch operations for the Consumer Lending business and was the President, Chief Executive Officer and Chairman for HSBC Canada from October 2000 to November 2003. He was also National Director, branch and retail operations from 1998 through 2000. He has been with HSBC Finance Corporation since 1982.

Bruce A. Fletcher, Senior Executive Vice President-Chief Retail Credit Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. Mr. Fletcher has been a Vice President of HSBC Bank

Nevada, N.A. since May 2006, and an Executive Vice President, Retail Credit of HSBC Bank USA, Inc. since April 2005. From April 2005 to February 2008 Mr. Fletcher was Senior Vice President-Chief Retail Credit Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. Prior to that Mr. Fletcher was Managing Director and Senior Credit Officer of Citigroup, Inc. His employment with Citigroup began with subsidiary Citibank, N.A. where he was employed beginning in June 1988.

John J. Haines, Senior Executive Vice President – Auto Finance of HSBC Finance Corporation since February 2008. From August 2004 to February 2008 he was Managing Director – Auto Finance of HSBC Finance Corporation. From May 1989 to August 2004 Mr. Haines worked for General Electric where most recently he was Senior Vice President – Products and Services for General Electric Fleet Services and Senior Vice President – North American Operations for General Electric Fleet Services.

Susan B. Jewell, Executive Vice President and General Counsel of HSBC Finance Corporation since February 2008. From December 2007 to February 2008 Ms. Jewell was General Counsel of HSBC Finance Corporation. In this role, she manages the legal function for the organization, which encompasses HSBC’s non-bank financial operations in the United States and Canada. Ms. Jewell has also been the Vice President, General Counsel and Secretary of HSBC Bank Nevada, N.A. since March 2004. Ms. Jewell joined HSBC in 1983 and has held a variety of positions providing or managing legal support of the HSBC businesses.

William H. Kesler, Executive Vice President and Treasurer of HSBC Finance Corporation since February 2008 and Executive Vice President – Asset and Liability Management of HSBC North America Holdings Inc. since April 1, 2006. From April 2006 to February 2008 he was Senior Vice President – Treasurer of HSBC Finance Corporation. From May 2005 to April 2006 he was Vice President and Assistant Treasurer for HSBC Finance Corporation. Mr. Kesler joined HSBC Finance Corporation in 1992 and since that time has held various treasury management positions. He is a trustee of the Hospice of Northeastern Illinois Foundation and serves on the Foundation’s executive committee.

Thomas M. Kimble, Executive Vice President-Global Projects and Operations of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From February 2007 to February 2008 he was Managing Director-Strategic Cost Initiative and Global Resourcing of HSBC Finance Corporation and of HSBC North America Holdings Inc. Prior to his appointment to that position, since July 2006 Mr. Kimble served as the Managing Director – Global Projects and Operations for HSBC North America Holdings Inc. and prior to that, Managing Director of Operations for Household/HSBC Card Services for eight years. Mr. Kimble has been active in the Salinas Valley Chamber of Commerce and is a past president of the Chamber. He is also a past president of Shelter Outreach Plus, a domestic violence shelter.

Iain J. Mackay, Senior Executive Vice President of HSBC Finance Corporation and Senior Executive Vice President and Chief Financial Officer of HSBC North America Holdings Inc. since February 2008. From July 2007 to February 2008 he was Executive Vice President of HSBC Finance Corporation and Executive Vice President and Chief Financial Officer of HSBC North America Holdings Inc. Prior to joining HSBC, Mr. Mackay was Vice President and Chief Financial Officer of General Electric’s Healthcare Global Diagnostics Imaging Business since 2004. Mr. Mackay joined General Electric Company in 1996 where he held various positions until 2007.

Mark A. Melas, Executive Vice President – Corporate Real Estate of HSBC Finance Corporation and of HSBC North America Holdings Inc. since 2000. Prior to that, Mr. Melas held the position of Senior Vice President from April 1995. From 1978 through March 1995 he was employed at New York Telephone as an Area Operations Manager in Corporate Real Estate.

Walter G. Menezes, President – Card & Retail Services and Auto Finance of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From April 2004 to February 2008 he was Group Executive of HSBC Finance Corporation and of HSBC North America Holdings Inc. Mr. Menezes is also a Group General Manager for HSBC since October 1, 2006 and is responsible for managing Group Cards. Mr. Menezes held the title of President and Chief Executive Officer for Auto Finance from 2002 to August 2004 and Managing Director and Chief Credit Officer of Credit Card Services from 1998 to 2002. He joined HSBC Finance Corporation in 1996 as National Director Collections – Credit Card Services.

Anthony J. Murphy, Senior Executive Vice President – Portfolio Management of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2007. Prior to his appointment to this position, Mr. Murphy was President and Chief Executive Officer of HSBC Securities (USA) Inc. and Chief Operating Officer of CIBM Americas. He was also Co-Head of Corporate, Investment Banking and Markets (CIBM Americas) since November 2004. Mr. Murphy has been with the HSBC Group since 1990. Prior to his appointment as Chief Executive Officer of HSBC Securities (USA) Inc. in April 2003, Mr. Murphy served as Chief Strategic Officer of CIBM Americas from 2000. Prior to that assignment, he was Head of Market Risk Management for HSBC Bank plc and HSBC Investment Bank in London from 1996.

Faye M. Polayes, Executive Vice President and Head of Corporate Tax of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. Ms. Polayes has been Vice President of HSBC Bank Nevada, National Association since January 2004. From June 2004 to February 2008 Ms. Polayes was Vice President of HSBC Card Services Inc. From February 2004 to February 2008 Ms. Polayes was Senior Vice President – Taxes of HSBC Finance Corporation and from September 2003 to February 2008 was Executive Vice President – Tax of HSBC North America Holdings Inc. and of HSBC Bank USA, N.A. Prior to that Ms. Polayes was Executive Vice President and Tax Director of HSBC Bank USA, N.A. from January 2000 to September 2003.

Patrick D. Schwartz, Executive Vice President, Deputy General Counsel and Corporate Secretary of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From August 2007 to February 2008 Mr. Schwartz was Vice President, Deputy General Counsel – Corporate and Corporate Secretary of HSBC Finance Corporation, Senior Vice President and Secretary of HSBC USA Inc. and Assistant General Counsel – Corporate, Chief Governance Officer and Corporate Secretary of HSBC North America Holdings Inc. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America Holdings Inc. with respect to corporate transactions, securities issuance and compliance, and corporate governance matters. He manages the HSBC-North America legal team that provides legal support in these areas. Since joining HSBC in 1993, Mr. Schwartz has held various positions providing or managing legal support of securities law, asset-backed funding, public financial reporting and corporate governance, as well as serving as General Counsel to the Mortgage Services operations from 2000 – 2001.

Beverley A. Sibblies, Executive Vice President and Chief Financial Officer of HSBC Finance Corporation since February 2008 and Executive Vice President – Finance of HSBC North America Holdings Inc. since October 2005. From October 2005 to February 2008 she was Senior Vice President – Chief Financial Officer of HSBC Finance Corporation. Ms. Sibblies joined HSBC Finance Corporation in November 2004 as the Senior Vice President and Chief Accounting Officer. Prior to joining HSBC Finance Corporation, she served as Executive Vice President and Chief Financial Officer for EMC Mortgage from June 2000 to February 2004. Prior to that, she served as a partner in the financial services practice of Deloitte & Touche, LLP from July 1997 to June 2000.

Lisa M. Sodeika, Executive Vice President – Corporate Affairs of HSBC Finance Corporation since July 2005 and of HSBC North America Holdings Inc. since June 2005. Ms. Sodeika directs HSBC North America’s public affairs, employee communications, government relations, consumer affairs, community development and philanthropic activities. From January 2003 to June 2005 Ms. Sodeika was Senior Vice President – Corporate Affairs and Vice President – Consumer Affairs. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in the consumer finance and retail services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika served as member, vice chair, and then chairperson of the Federal Reserve Board’s Consumer Advisory Council from 2005-2007.

Corporate Governance

Board of Directors – Committees and Charters

The Board of Directors of HSBC Finance Corporation has four standing committees: the Audit Committee, the Compensation Committee, the Nominating & Governance Committee and the Executive Committee. The charters of the above-mentioned committees, as well as our Corporate Governance Standards, are available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 26525 N. Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC Finance Corporation’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The Audit Committee is currently comprised of the following independent Directors (as defined by HSBC Finance Corporation’s Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), William R. P. Dalton, Louis Hernandez, Jr. and Larree M. Renda. In addition, Cyrus F. Freidheim, Jr., Lead Director, and Douglas J. Flint, Group Finance Director of HSBC, are non-voting members of the Audit Committee. The Board has determined that each of these individuals is financially literate. The Board of Directors has determined that Robert K. Herdman qualifies as an Audit Committee financial expert.

Compensation Committee

The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer of HSBC Finance Corporation and the officers that are direct reports to the Chief Executive Officer and such other officers as may be designated by the Board of Directors. The Compensation Committee is currently comprised of the following directors: George A. Lorch (Chair), William R. P. Dalton and Cyrus F. Freidheim, Jr. All members of the Compensation Committee are independent directors under HSBC Finance Corporation’s Corporate Governance Standards.

The Charter of the Compensation Committee lists the primary responsibilities, powers and authorities of the Compensation Committee. The listed items include (i) review and approve corporate goals and performance objectives relevant to the compensation of the Chief Executive Officer and executive officers, evaluate the performance of the Chief Executive Officer and executive officers in light of those goals and objectives, and review its findings with the Board of Directors in executive session, (ii) submit recommendations concerning base salary, performance-based cash and long term equity-based incentive awards for the Chief Executive Officer and executive officers to the Remuneration Committee of HSBC (“REMCO”) for approval, (iii) recommend to REMCO equity incentives under HSBC plans to all employees, except those awards that the Chief Executive Officer may determine based upon a delegation of authority by REMCO, (iv) review and approve benefits and perquisites of the Chief Executive Officer and executive officers to the extent such benefits are not available to all employees, (v) recommend to the Board of Directors and REMCO the creation or amendment of any welfare, or tax qualified employee benefit plan or program of HSBC Finance Corporation, or any long-term executive compensation plan or program of HSBC Finance Corporation whose participants include the Chief Executive Officer or executive officers, (vi) review and recommend to REMCO any employment and severance contracts for the Chief Executive Officer and executive officers, as well as any severance payouts to such officers, (vii) review and consider “best practices” of peer companies with respect to compensation philosophies, policies and practices, (viii) review management’s Compensation Discussion and Analysis (“CD&A”) to be included in HSBC Finance Corporation’s Annual Report on Form 10-K, discuss the CD&A’s content with management, prepare the Compensation Committee Report concerning the CD&A and recommend to the Board of Directors that the CD&A be included in the annual report on Form 10-K and (ix) engage in an annual self assessment with the goal for continuing improvement, and to review and assess the adequacy of this charter at least annually and recommend any proposed changes to the Board of Directors for approval. The Compensation Committee may in its discretion retain and discharge consultants to assist the Compensation Committee in evaluating director, Chief Executive Officer or executive officer compensation and to determine the appropriate terms of engagement and the fees to be paid to such consultants.

In establishing executive compensation packages for 2007, in December 2006 the Compensation Committee provided advisory recommendations to HSBC’s Group General Manager for submission to the HSBC CEO with respect to 2007 compensation for the Chief Executive Officer and certain other executive officers. The package included advisory recommendations for 2007 base salary, long-term incentive share awards and cash awards relating to 2006 performance. Final determination of compensation, including performance-based cash awards relating to 2007 performance, was proposed by the HSBC CEO and endorsed by REMCO. The Chief Executive Officer is given full authority, which may be delegated, to establish the compensation and salary ranges for all other employees of HSBC Finance Corporation and its subsidiaries whose salaries are not subject to review by the

Compensation Committee and approval by REMCO. For more information about the compensation policy of HSBC Finance Corporation please see Item 11. Executive Compensation – Compensation Discussion and Analysis.

Nominating & Governance Committee

The primary purpose of the Nominating & Governance Committee is to assist the Board of Directors of HSBC Finance Corporation in discharging its responsibilities related to identifying and nominating members of the Board of Directors to the Board, recommending the composition of each committee of the Board of Directors and the Chair of each committee, establishing and reviewing HSBC Finance Corporation’s corporate governance and making recommendations to the Board of Directors regarding compensation for service of the non-executive Board members. The Nominating & Governance Committee ensures that HSBC Finance Corporation maintains “best practices” with respect to corporate governance in order to ensure effective representation of its stakeholders.

The Nominating & Governance Committee is currently comprised of the following directors: Larree M. Renda (Chair), J. Dudley Fishburn, Cyrus F. Freidheim, Jr. (ex-officio member) and George A. Lorch. With the exception of Mr. Fishburn, all members of the Nominating & Governance Committee are independent directors under HSBC Finance Corporation’s Corporate Governance Standards.

Executive Committee

The Executive Committee may exercise the powers and authority of the Board of Directors in the management of the business and affairs of the corporation during the intervals between meetings of the Board of Directors. Cyrus F. Freidheim, Jr. (Chair), Niall S. K. Booker, William R. P. Dalton and Larree M. Renda are members of the Executive Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than ten percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the 6.36% Series B Preferred Stock of HSBC Finance Corporation, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2007 fiscal year.

Code of Ethics

HSBC Finance Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC Finance Corporation also has a general code of ethics applicable to all employees that is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 26525 N. Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2007 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC Finance Corporation’s executive officers in 2007. Specific compensation information relating to our 2007 Chief Executive and Chief Financial Officers, our former Chief Executive Officer who left HSBC in February 2007 and our next three most highly compensated executives is contained in this portion of the Form 10-K.

Oversight of Compensation Decisions

Role of HSBC Holdings plc’s Remuneration Committee and HSBC CEO

HSBC Finance Corporation is a wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The Board of Directors of HSBC has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) for the purpose of setting the remuneration policy for HSBC and remuneration of the more senior executives whose appointment requires HSBC Board of Directors approval.

Compensation packages (including base salary, incentive awards and any long-term incentive awards) for certain senior executives whose appointment requires HSBC Board of Directors approval, are initially determined by Mr. Michael F. Geoghegan, the HSBC Group Chief Executive (the “HSBC CEO”). The HSBC CEO then forwards his determinations to REMCO which reviews the determinations to ensure they are in line with the remuneration policy for HSBC and if they are, it endorses those determinations.

In November 2006, REMCO delegated its authority for endorsement of base salaries and annual cash incentive awards relating to certain classes of executives to the HSBC CEO. However, REMCO retained exclusive authority to endorse base salaries and annual cash incentive award recommendations for the more senior executives within HSBC and its subsidiaries. REMCO also has exclusive authority with respect to all long-term incentive plans involving interests in HSBC ordinary shares. As a result, REMCO had final authority over the compensation recommendations made by the HSBC CEO in respect of Messrs. McDonagh, Mehta, Detelich, Menezes and Booker in 2007.

The members of REMCO in 2007 were Sir Mark Moody-Stuart (Chairman), William K. L. Fung (until May 2007), Sharon Hintze (until May 2007), Gwyn Morgan (as of May 2007) and J.D. Coombe, all of whom were or are non-executive directors of HSBC. REMCO has retained the services of Mercer Limited as advisers on matters of corporate governance, and Towers Perrin, a human resource consulting firm, to provide independent advice on global executive compensation issues.

Role of HSBC Finance Corporation’s Compensation Committee and Human Resources Executives

The Compensation Committee of the Board of Directors of HSBC Finance Corporation (the “Compensation Committee”) generally seeks to ensure that our compensation policies and practices support the objectives of HSBC Finance Corporation’s compensation program, which are based upon the compensation strategy established by REMCO. As described below, in establishing executive compensation packages for 2007, other than for Ms. Sibblies whose compensation is proposed by the Chief Financial Officer of HSBC North America Holdings Inc. and approved by the Chief Executive Officer of HSBC Finance Corporation, the Compensation Committee provided advisory recommendations to HSBC’s Group General Manager of Human Resources for submission to the HSBC CEO, the HSBC CEO further recommended final remuneration under each element of compensation to REMCO, including base salary and cash incentive awards, and REMCO endorsed the awards. Additional information with regard to the Compensation Committee, including a description of its responsibilities under its charter, is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance — Corporate Governance.

For purposes of proposing 2007 executive compensation packages to the HSBC CEO, the Compensation Committee retained the services of Strategic Apex Group, an executive compensation consulting firm, in December 2006, to provide comparator data and to assist in the development of competitive compensation packages for our executives. In addition, our Human Resources executives worked with the Compensation Committee to prepare a comprehensive annual compensation package for our Chief Executive Officer and each executive officer that reported to him in 2007.

2007 Executive Officer Compensation Decision Process

With respect to the executive officers reported in this 2007 CD&A, in December 2006, Mr. Mehta, the Chief Executive Officer of HSBC Finance Corporation at that time, made proposals to the Compensation Committee regarding 2007 base salary, long-term incentive share awards and cash awards relating to 2006 performance for each of his direct reports. Mr. Mehta’s recommendations concerning his direct reports, the Compensation

Committee’s recommendation with respect to Mr. Mehta’s salary, and its endorsement of Mr. Mehta’s compensation recommendations as to his direct reports, were forwarded to HSBC’s Group General Manager of Human Resources for submission to the HSBC CEO. Comparator and market data provided by Strategic Apex Group was referenced by the Compensation Committee to evaluate the competitiveness of proposed executive compensation. The HSBC CEO reviewed the 2007 compensation recommendations provided by the Compensation Committee, including incentive awards relating to 2006 performance, and forwarded the recommendations to REMCO for endorsement. The HSBC CEO was provided with comparator information from Towers Perrin based on the following peer group: American Express Company, Bank of America Corporation, Barclays, BNP Paribas, Capital One Financial, Citigroup, Inc. Countrywide Financial Corporation, FifthThird Bancorp, Deutsche Bank, National City Corporation, Royal Bank of Scotland, JP Morgan Chase, Santander, UBS, Royal Bank of Canada, US Bancorp, Wachovia Corporation, and Wells Fargo &Company (collectively, the “Comparator Group”). Comparator and market data was referenced by the HSBC CEO to evaluate the competitiveness of proposed executive compensation. REMCO reviewed and endorsed these final recommendations.

In July 2007, Mr. McDonagh proposed the performance objectives relating to the performance-based cash awards made to executive officers participating in the Management Incentive Program and submitted these goals to the HSBC CEO. As the performance-based cash awards were dependent upon satisfaction of objectives that could not be evaluated until the end of the performance measurement year (i.e., 2007), the final determination of this component of compensation was not made until the HSBC CEO received reports from management concerning satisfaction of corporate, business unit and individual objectives in January 2008. REMCO reviewed and endorsed the HSBC CEO’s recommendations.

Objectives of HSBC Finance Corporation’s Compensation Program

Our compensation program is designed to support the successful recruitment, development and retention of high performing executive talent and to provide incentive to those executives to achieve HSBC Finance Corporation’s short-term business objectives and to optimize its long-term financial returns. We focus on total compensation rather than individual elements of pay. Our compensation program is designed to be competitive with the benchmark financial institutions included in the Comparator Group which is comprised of U.S.-based organizations that compete with us for business, customers and executive talent. While most of these organizations are publicly-held companies, our operations are of comparable scale and complexity. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives.

The philosophy underlying our executive compensation program which is designed to promote the compensation strategy of our parent, HSBC, is discussed below. Across businesses, individual compensation recommendations reflect HSBC’s strong stance with respect to diversity and equal opportunity for all employees within the context of meritocracy and performance.

Link to Company Performance

We seek to offer competitive base salaries with a significant portion of variable compensation components determined by measuring performance of the executive, his or her respective business unit, HSBC Finance Corporation and HSBC. The performance-based cash compensation plans, which are more fully described under Elements of Compensation – Annual Performance-Based Awards, emphasize revenue and expense growth, profits and other key performance measures. Other considerations taken into account in setting compensation policies and making compensation decisions include demonstrated leadership, future potential, adherence to HSBC’s ethical standards and the ability to leverage capabilities across businesses. Corporate, business unit and/or individual goals are established at the beginning of each year.

Compensation plans motivate our executives to improve the overall performance and profitability of HSBC as well as the specific region, unit, or function to which they are assigned. Each executive’s individual performance and contribution is considered in making salary adjustments and determining the amount of annual performance bonus paid and the value of HSBC equity-based awards granted each year.

In 2005, HSBC began to award long-term incentive share awards called “Restricted Shares” which vest on a specified date if the executive remains employed through that date, and “Performance Shares” which require continued employment and satisfaction of corporate performance conditions designed to reinforce a long-term focus on HSBC’s business strategy and delivering value to its shareholders. Performance Share awards may be granted to the most senior executives whose business units have the ability to have a direct impact on HSBC’s consolidated results. Restricted Share awards may be granted to other high performing executives.

Competitive Compensation Levels and Marketplace Research

We endeavor to maintain a compensation program that is competitive. We operate in a highly competitive business environment, in which our Comparator Group and other financial services companies continuously look to gain market share and competitive advantage by hiring top executive talent. On an annual basis, and as needed when recruiting, we compare the compensation for our executive officers to that of executives with similar responsibilities for companies of similar industry, size and complexity.

We research the types of compensation programs provided by other companies, compensation levels for executives, details of certain compensation programs, marketplace compensation trends, marketplace practices regarding compensation mix, stock vesting terms, equity ownership levels, the amount of compensation that is derived from equity incentives and the benefits provided to executives. We also research different aspects of performance, including the relationship between performance and compensation, a comparison of HSBC Finance Corporation’s historical performance to our Comparator Group, and types of performance measures that are used by other companies for their annual and long-term incentive programs. Research data is gathered from several different sources, including general surveys of the marketplace and through retained compensation consultants including Towers Perrin and Strategic Apex Group.

Our 2007 compensation program generally provided executives with the opportunity to earn a base salary that was targeted near the median of the market. We believe this represented a competitive base salary for meeting general business objectives. Total compensation, which includes incentive awards, was also targeted to be in the 50th percentile if we, HSBC and the executive met established performance goals, with the possibility of reaching the 75th percentile if we, HSBC and the executive exceeded established performance goals. This provided greater incentive to achieve higher performance standards and the specific compensation strategy established by REMCO. The level of compensation paid to an executive from year to year will differ based on performance. This year-to-year difference stems mainly from HSBC Finance Corporation’s and/or an individual business unit’s performance results and, for individuals eligible for performance-based equity awards, awards may vary based upon HSBC’s performance results. Compensation levels will also increase or decrease based on the executive’s individual performance and level of responsibility.

Repricing of Stock Options and Timing of Option Grants

The exercise price of stock options under historical Household International, Inc. option plans was based upon the stock price on the date the option grant was approved. For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers employees a plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or the equivalent) each month for one, three or five years. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for such options is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

We do not, and our parent, HSBC, does not reprice stock option grants. In addition, neither HSBC Finance Corporation nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation

While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC’s equity-based compensation programs. These limits were established by vote of HSBC shareholders in 2005.

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

Retirement Benefits

HSBC North America Holdings Inc. offers a pension retirement plan in which HSBC Finance Corporation executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with like dates of hire. However, both qualified and non-qualified defined benefit plans are maintained so that this level of pension benefit can be continued without regard to certain Internal Revenue Service limits. Executives and certain other highly compensated employees can elect to participate in a nonqualified deferred compensation plan, where such employees can elect to defer the receipt of earned compensation to a future date. We also maintain a qualified 401(k) plan with company matching contributions. Another nonqualified deferred compensation plan provides executives and certain other highly compensated employees with a benefit measured by the company matching contribution that could not be allocated to the 401(k) plan because of certain Internal Revenue Service limits. We do not pay any above-market or preferential interest in connection with deferred amounts. As international managers, Mr. McDonagh and Mr. Booker are accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Additional information concerning this plan is contained below in this 2007 CD&A in the table entitled Pension Benefits.

Employment Contracts and Severance Protection

There are no employment agreements between our executive officers and HSBC Finance Corporation. However, Mr. Menezes has entered into an agreement that only provides additional severance benefits upon a change of control of HSBC Finance Corporation. The terms of Mr. Menezes’ agreement is contained in the description of his compensation under the heading Compensation of Officers Reported in the Summary Compensation Table.

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

Tax Considerations

Limitations on the deductibility of compensation paid to executive officers under Section 162(m) of the Internal Revenue Code are not applicable to HSBC Finance Corporation, as it is not a public corporation as defined by Section 162(m). As such, all compensation to our executive officers is deductible for federal income tax purposes, unless there are excess golden parachute payments under Section 4999 of the Internal Revenue Code following a change in control.

Elements of Compensation

The primary elements of executive compensation are base salary, annual non-equity performance-based awards, and long-term equity-based incentives. In limited circumstances, discretionary bonuses may also be awarded. While the base salary is generally fixed and not subject to fluctuation, the size of the cash incentive and amount of equity compensation an individual receives is discretionary. HSBC conducts an internal comparison of its executives globally, and then compares business performance relative to the market. In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements. Perquisites are not a significant component of compensation. As discussed above in the section entitled Oversight of Compensation Decisions, in establishing executive compensation packages for 2007, other than for Ms. Sibblies whose compensation is proposed by the Chief Financial Officer of HSBC North America Holdings Inc. and approved by the Chief Executive Officer of HSBC Finance Corporation, the Compensation Committee provided advisory recommendations to HSBC’s Group General Manager of Human Resources for submission to the HSBC CEO, the HSBC CEO further recommended final remuneration under each element of compensation to REMCO and REMCO endorsed the awards. The HSBC CEO based his decision on what he considered was an appropriate balance between performance-based compensation and other forms of compensation, the level of responsibility and individual contribution of the executive and competitive practice in the marketplace for executives from companies of similar industry, size, and complexity as HSBC Finance Corporation.

HSBC’s philosophy is to focus on total compensation versus the individual elements of pay. HSBC has adopted a market-driven orientation that strives to leverage variable pay to motivate outstanding business results. We have implemented a process that aids in determining final total individual pay based on an evaluation of business performance against goals, individual performance against goals, and a comparison against the marketplace. Individual total compensation for each of our executives is targeted at the 50th percentile, and adjusted upward or downward based on performance.

Base Salary

Base salary is reviewed annually and increases, if any, are based on individual performance and market position. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in compensation surveys and our Comparator Group, targeting the 50th percentile, which, when combined with significant performance-based compensation opportunities, enables HSBC Finance Corporation to attract and retain high performing executives. In addition, other factors such as individual and corporate performance, potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.

Annual Performance-Based Awards

Annual non-equity performance-based awards are paid in cash upon satisfaction of individual, business unit, corporate financial and operational goals. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, annual non-equity performance awards may be less than the maximum permitted. Performance goals are set based on prior year’s performance, expectations for the upcoming year, our annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. This is consistent with our strategy of targeting individual total compensation for each of our executives at the 50th percentile, and adjusting it upward or downward based on the factors mentioned above.

In support of our pay-for performance philosophy, we have an annual non-equity performance-based award program entitled the Management Incentive Program. The Management Incentive Program is an annual cash incentive plan that uses quantitative and qualitative goals to motivate employees who have a significant role in the corporation. The quantitative objectives may include meeting revenue and/or receivable targeted growth, a targeted loss reserve ratio, a targeted equity to managed assets ratio, a targeted earnings per share, reduction in expenses and charge-offs by specified percentages, specified net income and operating efficiency ratios for HSBC Finance Corporation and/or the executive’s respective business unit, and an increase in the number of our products used by each customer. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. The qualitative objective goals may also include cross-business initiatives that create revenue, leverage talent across businesses and share and support execution of “best practices” and/or adopt another business’ “best practice.” Award opportunity and payouts have historically been determined as a percentage of base salary and are based on comparison to other internal comparable positions (internal equity) and external market practices. Cash incentive awards under the Management Incentive Program are paid in February of the year following the measurement year.

The specific objectives for Ms. Sibblies and Messrs. Detelich and Menezes are described below in the discussions of their compensation awards.

Long-term Incentives

Long-term incentive compensation is awarded through grants of HSBC equity instruments. The purpose of equity-based incentives is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC Finance Corporation’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, equity incentives were awarded through stock options and restricted share grants. All stock options granted prior to November 2002 vested in full upon the merger of HSBC Finance Corporation and HSBC, and options granted in November 2002 have subsequently vested in full. From the time of the merger in March 2003 to 2005, options on HSBC ordinary shares were granted to certain executives and restricted shares to others. Awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. Options without a performance condition typically vest in three, four or five equal installments subject to continued employment, and expire ten years from the grant date. However, certain options awarded to key executives had a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options were granted to executive officers in 2005, 2006 or 2007 as HSBC shifted to Restricted Share and Performance Share grants for equity based compensation.

Awarding restricted shares is another form of long-term incentive compensation utilized to compensate and provide an incentive to our employees. When restricted shares are granted to an executive officer, the underlying shares are held in a trust for the benefit of the employee and are released only after the defined vesting conditions are met at the end of the holding period. While in such trust, dividend equivalents are paid on all underlying shares of restricted stock at the same rate paid to ordinary shareholders. The dividend equivalents are paid in the form of additional shares for awards made after 2004 and in cash paid to the executive for all prior awards.

There are two types of long-term incentive share awards used by HSBC: (i) those with a time vesting condition awarded to recognize significant contribution to HSBC Finance Corporation (“Restricted Shares”) and (ii) those with time and corporate performance-based vesting conditions (“Performance Shares”). Restricted Shares are awarded to key executives as part of the annual pay review process in recognition of past performance and to further motivate and retain executives. Restricted Share awards comprise a number of shares to which the employee will become entitled, normally after three years, subject to the individual remaining in employment. The level of 2007 grants to most HSBC Group General Managers and other senior executives reflect the fact that these awards do not carry the uncertainty of performance conditions for future vesting. The amount granted is based on general guidelines endorsed by REMCO addressing individual performance, goal achievement and potential for growth as part of an individual executive’s total compensation package. In March 2007, certain HSBC Finance Corporation executives received Restricted Share awards for 2006 performance. In January 2008, certain HSBC Finance

Corporation executives were awarded Restricted Shares for 2007 performance. No Performance Shares were awarded to executive officers for 2007 performance.

Performance Shares which were awarded in 2005 and 2006 to key executives, were awarded based on achievement of defined levels of future performance of HSBC. Performance Shares were divided into two equal parts subject to distinct performance conditions measured over a three year period. A total shareholder return award, which accounts for 50 percent of each Performance Share award, will vest in whole or in part (based on a sliding scale of 0 percent to 100 percent) depending upon how the growth in HSBC’s share value, plus declared dividends, compares to the average shareholder return of a defined competitor group comprised of 28 major banking institutions including: ABN AMRO Holding N.V., Banco Bilbao Vizcaya Argentaria, S.A., Banco Santander Central Hispano S.A., Bank of America Corporation, The Bank of New York Mellon Company, Inc., Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells Fargo & Company and Westpac Banking Corporation.

The earnings per share award accounts for 50 percent of each Performance Share award and is measured using a defined formula based on HSBC’s earnings per share growth over the three-year period as compared to the base-year earnings per share, which is earnings per share for the year prior to the year the Performance Shares are granted. None of the earnings per share Performance Shares will vest unless a minimum earnings per share is reached at the end of three years.

REMCO maintains discretion to determine that a Performance Share award will not vest unless satisfied that HSBC’s financial performance has shown sustained improvement since the date of the award. REMCO may also waive, amend or relax performance conditions if it believes the performance conditions have become unfair or impractical and believes it appropriate to do so. Due to the probability of one or both of the performance conditions not being met in part or in full, grants of Performance Shares are for a greater number of shares than Restricted Share grants. The expected value of Performance Shares is equal to 44 percent of the face value.

Compensation of Officers Reported in the Summary Compensation Table

Below is a summary of the factors that affected the compensation earned in 2007 by the executive officers listed in the Summary Compensation Table. In determining the compensation of each of our executives, management, the Compensation Committee and the HSBC CEO evaluated competitive levels of compensation for executives managing operations or functions of similar size and complexity and the importance of retaining executives with the required strategic, leadership and financial skills to ensure our continued growth and success and their potential for assumption of additional responsibilities. The HSBC CEO then forwarded his recommendations to REMCO and REMCO endorsed the final awards.

Compensation of Brendan P. McDonagh

Mr. McDonagh served as Chief Executive Officer of HSBC Finance Corporation and as Chief Operating Officer of HSBC North America Holdings Inc. until his appointment as Chief Executive Officer of HSBC North America Holdings Inc. in February 2008. Prior to his appointment as Chief Executive Officer of HSBC Finance Corporation, Mr. McDonagh served as Chief Operating Officer of HSBC Finance Corporation. From September 2006 to February 2007, Mr. McDonagh served as Group Executive of HSBC Finance Corporation and of HSBC North America Holdings Inc.

Mr. McDonagh participates in general benefits available to executives of HSBC Finance Corporation and certain additional benefits available to HSBC’s international staff executives. Compensation packages for international staff executives are compared as a total package, consisting of base salary, cash incentive awards, stock awards and perquisites, against the Comparator Group as well as internal peers on a global basis and are awarded on a discretionary basis. In addition, in determining Mr. McDonagh’s total compensation, the HSBC CEO considered his individual performance, the performance of HSBC Finance Corporation measured against its annual operating plan and Mr. McDonagh’s leadership of HSBC Finance Corporation through a very difficult U.S. business environment. For 2007, Mr. McDonagh’s goals included implementing the annual operating plan of HSBC Finance Corporation, improving collaboration across the HSBC North America business entities, achieving a targeted net income goal, executing cost containment initiatives to achieve profit before tax target, managing reputational risk and developing talent and creating strong talent pools and succession plans. Mr. McDonagh’s cash compensation for 2007 was determined by REMCO on the recommendation of the HSBC CEO who consulted with HSBC Human Resources executives.

Mr. McDonagh’s base salary for 2007 was $643,287. In determining Mr. McDonagh’s base salary, the HSBC CEO reviewed the salary levels of Mr. McDonagh’s internal peers on a global basis and found Mr. McDonagh’s salary to be slightly below the 50th percentile among internal peers of equivalent experience level. As a result, a recommendation was made to REMCO and REMCO endorsed a base salary increase of three percent to $643,287. No salary adjustment was made on Mr. McDonagh’s appointment as Chief Executive Officer of HSBC Finance Corporation. This approach is in line with the HSBC reward strategy where the focus is on using variable compensation to reward performance with base salary being positioned around the 50th percentile of the market rate.

In March 2007, the HSBC CEO proposed and REMCO endorsed an award to Mr. McDonagh of Restricted Shares with a grant date value of $630,240. The award was made in recognition of Mr. McDonagh’s 2006 performance. In January 2008, the HSBC CEO proposed and REMCO endorsed an award to Mr. McDonagh of Restricted Shares with a grant date value of $1,701,288. The January 2008 discretionary equity award, which is to be awarded in March 2008 in recognition of Mr. McDonagh’s 2007 performance, reflects the HSBC CEO’s view of the value of Mr. McDonagh’s long-term contribution to and leadership within HSBC, including HSBC Finance Corporation and HSBC North America Holdings Inc., and HSBC’s desire to retain Mr. McDonagh and to motivate and reward his outstanding performance. The 2008 Restricted Share award is also consistent with maintaining Mr. McDonagh’s total compensation at a competitive market pay level in respect of his performance and long term value to the HSBC Group. The awards are each subject to a three-year vesting schedule.

In January 2008, the HSBC CEO proposed and REMCO endorsed a discretionary cash bonus award to Mr. McDonagh of $1,701,288. The HSBC CEO proposed the award in recognition of Mr. McDonagh’s performance in his role as Chief Executive Officer of HSBC Finance Corporation in 2007. In considering Mr. McDonagh’s bonus award, the HSBC CEO considered Mr. McDonagh’s personal contribution to the achievement of the business objectives of HSBC Finance Corporation as set out in the annual operating plan of HSBC Finance Corporation and his personal leadership of HSBC Finance Corporation through a very difficult business environment. The discretionary cash bonus award was considered as part of the overall assessment of Mr. McDonagh’s total compensation which was based on his 2007 performance and benchmarked against HSBC Finance Corporation’s Comparator Group.

In conformance with HSBC’s total compensation philosophy, Mr. McDonagh also received perquisites relating to housing, education, travel and tax equalization, that were significant when compared to other compensation received by other executive officers within HSBC Finance Corporation. These amounts are consistent, however, with perquisites paid to similarly-placed HSBC international staff executives, who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits available to HSBC international staff executives, as described below in the Summary Compensation Table, are intended to compensate executives for the significant cost and expense incurred in connection with global postings.

Compensation of Siddharth N. Mehta

On February 15, 2007, Mr. Mehta resigned as the Chief Executive Officer of HSBC Finance Corporation. Until that time, he participated in the same programs and generally received compensation based on the same factors as the other executive officers. However, Mr. Mehta’s overall compensation level reflected his greater degree of policy-and decision-making authority, his higher level of responsibility with respect to the strategic direction of HSBC Finance Corporation and his ultimate responsibility for our financial and operational results.

Mr. Mehta had an employment agreement pursuant to which Mr. Mehta was to serve as Chairman and Chief Executive Officer of HSBC Finance Corporation and also Chief Executive Officer of HSBC North America Holdings Inc. until March 28, 2008. However, upon Mr. Mehta’s resignation, the employment agreement was terminated and replaced with a separation agreement entered into on February 15, 2007 between Mr. Mehta and HSBC Finance Corporation.

Pursuant to the separation agreement, Mr. Mehta received $115,385, representing all base salary earned but unpaid as of February 15, 2007, and $71,795 in respect of vacation earned but not taken prior to his departure. In addition, Mr. Mehta was entitled to receive $2,271,372 on the first day of September 2007, reflecting, in substantial part, a bonus pursuant to the 2006 executive bonus pool to which he was entitled in accordance with the terms of his employment agreement but did not receive. In addition, Mr. Mehta continues to receive his base salary, at a rate of $1,000,000 per annum through March 28, 2008. On January 2, 2008 he received payments for guaranteed bonuses in the amounts of $1,875,000 for the period January 1, 2007 through December 31, 2007 and $468,750 for the period January 1, 2008 through March 28, 2008. Mr. Mehta is also to receive interest on all payments to which he is entitled to but has not received at a rate of seven percent from the date they would be due until the date each such payment is made.

Pursuant to the separation agreement, Mr. Mehta was entitled to the payment of premiums for medical and dental insurance, continued coverage in HSBC Finance Corporation’s life insurance plan and allowances for umbrella liability insurance, automobile and financial counseling until the earlier of such time as Mr. Mehta becomes eligible to participate in similar plans or policies of another employer and March 28, 2008. Due to his subsequent employment, such benefits terminated on November 1, 2007. All options to purchase shares granted to Mr. Mehta prior to November 20, 2002 pursuant to the Household International 1996 Long-Term Executive Incentive Compensation Plan are fully vested and remain exercisable for the full ten-year and one-day term. All options to purchase shares granted on and after November 20, 2002 pursuant to the 1996 plan are fully vested and exercisable for the full ten-year and one-day term.

Mr. Mehta’s separation agreement included a non-competition provision for the three-month period following his termination. In addition, the agreement contained a non-solicitation provision that stated that, subject to some exceptions, during the one-year period starting February 15, 2007, Mr. Mehta would not directly or indirectly induce any employee of HSBC Finance Corporation or its affiliates to terminate employment with any such entity, and would not, directly or indirectly, hire, employ or offer employment or assist in hiring, employing or offering employment, to any person who is or was employed by HSBC Finance Corporation or an affiliate.

Compensation of Beverley A. Sibblies

The Chief Financial Officer of HSBC Finance Corporation, Ms. Beverley A. Sibblies, participates in general benefits available to officers of the corporation and the Management Incentive Program. Her base salary for 2007 was determined in December 2006 by Mr. Mehta, the former Chief Executive Officer, upon recommendation of the Chief Financial Officer of HSBC North America Holdings Inc. in consultation with Human Resources executives. Management Incentive Plan awards earned by Ms. Sibblies in 2007 and paid in February 2008 and Restricted Share awards were recommended by the Chief Financial Officer of HSBC North America Holdings Inc. and approved by Mr. McDonagh.

Ms. Sibblies’ 2007 compensation was determined as a total compensation package which included base salary, a cash incentive award, stock awards and perquisites. In determining her 2007 compensation, the Chief Financial Officer of HSBC North America Holdings Inc. reviewed Ms. Sibblies’ performance objectives, including corporate, individual and departmental goals further described below. In addition, he reviewed Ms. Sibblies’ performance against the performance objectives, her expertise and contribution to the organization. The package was compared against the Comparator Group data as well as internal peers.

Ms. Sibblies’ base salary in 2007 was $400,000 of which $396,154 was received in 2007. This was a $25,000 increase from her 2006 base salary. To determine Ms. Sibblies’ base salary, Human Resources executives reviewed competitive compensation levels and found Ms. Sibblies’ then current base salary level to be below the 50th percentile among similarly-placed executives reported in salary survey data as well as internal peers on a global basis. The Compensation Committee recommended the $25,000 increase and the HSBC CEO approved the Compensation Committee’s proposal.

In March 2007, Ms. Sibblies was granted Restricted Shares (formerly referred to as Achievement Shares), with a grant date value of $550,000. The grant was made in recognition of Ms. Sibblies’ 2006 performance. In January 2008, Ms. Sibblies was awarded Restricted Shares with a grant date value of $300,000. The awards are each subject to a three-year vesting schedule. The January 2008 discretionary equity award, which is to be awarded in March 2008, reflects management’s recognition of the value of Ms. Sibblies’ contribution to and leadership of HSBC Finance Corporation, HSBC’s desire to retain Ms. Sibblies and to motivate and reward outstanding performance. This award is also consistent with maintaining Ms. Sibblies’ compensation level at a competitive market pay level.

Ms. Sibblies’ cash incentive compensation under the Management Incentive Program of $304,000 earned in 2007 and paid in February 2008 was determined based upon satisfaction of quantitative and qualitative objectives that provide for a target cash award equal to 150 percent of her base salary, with a maximum of two times that amount. Ms. Sibblies’ cash incentive compensation required satisfaction of objectives that included the following: (i) individual objectives such as facilitating collaboration among the chief financial officers for HSBC Finance Corporation and its subsidiaries, developing talent management and succession planning for all critical finance functions within HSBC Finance Corporation, establishing a process that ensures our accounting policies are consistent and properly applied, enhancing the planning and forecasting functions within the corporate finance department, developing and supporting a strategy to mitigate control gaps, working with the treasury department to allocate transaction costs, continuing to provide leadership and guidance with respect to Sarbanes-Oxley reporting and disclosure controls and supporting HSBC with the implementation of a Basel Committee on Banking Supervision framework, (ii) common goal objectives such as achieving a targeted net income goal, improving employee engagement, meeting internal audit and operational risk goals and (iii) business unit goals such as increasing diversity, maintaining collaboration among HSBC North America management, meeting expense controls, establishing a process that ensures that HSBC’s accounting policies are consistently applied, leading process improvement programs, overseeing development of an economic capital model and providing support to the Chief Executive Officer.

The Chief Financial Officer of HSBC North America Holdings Inc., in consultation with Human Resources executives, assessed Ms. Sibblies’ and HSBC Finance Corporation’s performance against the above-mentioned objectives and found that there was complete or substantial satisfaction of the majority of the goals. It was deemed that Ms. Sibblies’ most significant accomplishments in 2007 included establishing a process to ensure HSBC Group accounting policies were applied, preparing and submitting an annual operating plan in accordance with significant revised HSBC requirements, and establishing process improvement programs that positively impact the timeliness and accuracy of the month-end closing process. Ms. Sibblies was therefore awarded cash incentive compensation equal to seventy-six percent of her base salary, or $304,000, which was paid to her in February 2008.

Other compensation paid to Ms. Sibblies, including perquisites such as an executive physical examination, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation of Mr. Thomas M. Detelich

Mr. Detelich’s 2007 compensation was determined as a total compensation package which included base salary, a cash incentive award, stock awards and perquisites. In recommending Mr. Detelich’s 2007 compensation to REMCO, the HSBC CEO reviewed Mr. Detelich’s performance objectives, including corporate, individual and departmental goals further described below. In addition, he reviewed Mr. Detelich’s performance against the performance objectives, his expertise and contribution to the organization. The package was compared against the Comparator Group data as well as internal peers.

In 2007, Mr. Detelich’s base salary remained the same as 2006, at $650,000. In December 2006, the Compensation Committee reviewed competitive compensation levels and found Mr. Detelich’s then current base salary level was above the 50th percentile among similarly-placed executives reported in salary survey data as well as internal peers on a global basis. In keeping with the goal of maintaining executive base salaries in the 50th percentile, it did not recommend an increase to his salary. The HSBC CEO recommended and REMCO endorsed the Compensation Committee’s assessment.

In March 2007, the HSBC CEO proposed and REMCO endorsed an award to Mr. Detelich of Restricted Shares with a grant date value of $440,000. The award was made in recognition of Mr. Detelich’s 2006 performance. The award is subject to a three-year vesting schedule.

Mr. Detelich’s cash incentive compensation under the Management Incentive Program of $520,000 earned in 2007 and paid in February 2008 was determined based upon satisfaction of certain quantitative and qualitative objectives that provide for a target cash award equal to 150 percent of his base salary, with a maximum of two times that amount. Mr. Detelich’s cash incentive compensation required satisfaction of objectives that included: (i) individual objectives such as improving collaboration across the HSBC North America business entities, developing talent and creating strong talent pools and succession plans, ensuring Consumer and Mortgage Lending is focused on customer values, executing marketing, cost containment, credit quality and compliance initiatives to achieve profit before tax target and managing reputational risk, (ii) common goal objectives such as achieving a targeted net income goal, improving employee engagement, meeting internal audit and operational risk goals and (iii) business unit goals such as supporting HSBC North America’s diversity goals, achieving the overall senior management committee goals, achieving expense budgets, achieving profits before tax targets, achieving delinquency and charge-off targets.

The HSBC CEO assessed Mr. Detelich’s, the Consumer Lending and Mortgage Services businesses’ and HSBC Finance Corporation’s performance against the above-mentioned objectives and found that Mr. Detelich did not attain the majority of the goals. However, Mr. Detelich’s accomplishments in 2007 included proven leadership skills through a very difficult business environment resulting in a high score on an employee engagement study of the Consumer Lending and Mortgage Services businesses, exceeding the plan for charge-off and expense reduction and leading his business unit through the closure of the Mortgage Services and Decision One businesses and the significant restructuring within HSBC. Therefore, despite not meeting all of his goals, the HSBC CEO recommended and REMCO endorsed a cash incentive award equal to eighty percent of his base salary, or $520,000, which was paid to him in February 2008.

Other compensation paid to Mr. Detelich, including perquisites such as an executive physical examination, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

Compensation of Mr. Walter G. Menezes

Mr. Menezes’ 2007 compensation was determined as a total compensation package which included base salary, a cash incentive award, stock awards and perquisites. In recommending Mr. Menezes’ 2007 compensation to REMCO, the HSBC CEO reviewed Mr. Menezes’ performance objectives, including corporate, individual and departmental goals further described below. In addition, he reviewed Mr. Menezes’ performance against the performance objectives, his expertise and contribution to the organization. The package was compared against the Comparator Group data as well as internal peers.

In 2007, Mr. Menezes’ base salary remained the same as 2006, at $650,000. In December 2006, the Compensation Committee reviewed competitive compensation levels and found Mr. Menezes’ then current base salary level was above the 50th percentile among similarly-placed executives reported in salary survey data as well as internal peers on a global basis. In keeping with the goal of maintaining executive base salaries in the 50th percentile, it did not recommend an increase to his salary. The Compensation Committee also considered that Mr. Menezes’ base salary was equal to Mr. Detelich’s who the Compensation Committee deemed to have comparable responsibilities. The HSBC CEO recommended and REMCO endorsed the Compensation Committee’s assessment.

In March 2007, the HSBC CEO proposed and REMCO endorsed an award to Mr. Menezes of Restricted Shares with a grant date value of $440,000. The award was made in recognition of Mr. Menezes’ 2006 performance. In January 2008, the HSBC CEO proposed and REMCO endorsed an award to Mr. Menezes of Restricted Shares with a grant date value of $900,000. The January 2008 discretionary equity award, which is to be awarded in March 2008 in recognition of Mr. Menezes’ 2007 performance, reflects the HSBC CEO’s view of the value of Mr. Menezes’ expected long-term contribution to and leadership of HSBC North America, and HSBC’s desire to retain Mr. Menezes and to motivate and reward exceptional performance. This award is also consistent with maintaining Mr. Menezes’ compensation at a competitive market pay level in respect of his performance and long term value to the HSBC Group. The awards are each subject to a three-year vesting schedule.

Mr. Menezes’ cash incentive compensation under the Management Incentive Program of $940,000 earned in 2007 and paid in February 2008 was determined based upon satisfaction of certain quantitative and qualitative objectives that provide for a target cash award equal to 150 percent of his base salary, with a maximum of two times that amount. Mr. Menezes’ cash incentive compensation required satisfaction of objectives that included: (i) individual objectives such as promoting cross-selling opportunities between Card Services and Retail Services units, developing talent and creating strong talent pools and succession plans, ensuring delivery of extraordinary customer care, increasing revenue, managing expenses and mitigating losses, supporting HSBC’s global reach with focus on distribution of profitable credit card products across certain regions and managing reputational risk, (ii) common goal objectives such as achieving a targeted net income goal, improving employee engagement, meeting internal audit and operational risk goals and (iii) business unit goals such as supporting HSBC North America’s diversity goals, achieving the overall senior management committee goals, achieving expense budgets, achieving profits before tax targets, achieving delinquency and charge-off targets.

The HSBC CEO assessed Mr. Menezes’, the Credit Card Services, Retail Services and Auto Finance businesses and HSBC Finance Corporation’s performance against the above-mentioned objectives and found that Mr. Menezes attained approximately half of the goals. In addition, Mr. Menezes’ accomplishments in 2007 included developing the global card strategy and starting its implementation, reduction of future exposure on deterioration of credit quality attributable to the U.S. economic environment and solid results for the U.S. domestic card business. Therefore, the HSBC CEO recommended and REMCO endorsed a cash incentive award equal to one hundred forty-four percent of his base salary, or $940,000, which was paid to him in February 2008.

Other compensation paid to Mr. Menezes, including perquisites such as an executive physical examination, is consistent with perquisites paid to similarly-placed executive officers within and outside of HSBC.

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

Compensation of Niall S. K. Booker

Mr. Booker served as Chief Operating Officer of HSBC Finance Corporation until his appointment as Chief Executive Officer of HSBC Finance Corporation in February 2008. Mr. Booker participates in general benefits available to executives of HSBC Finance Corporation and certain additional benefits available to HSBC’s international staff executives. Compensation packages for international staff executives are compared as a total package, consisting of base salary, cash incentive awards, stock awards and perquisites, against the Comparator Group as well as internal peers on a global basis and are awarded on a discretionary basis. In addition, in determining Mr. Booker’s total compensation, the HSBC CEO considered his individual performance and the performance of HSBC Finance Corporation measured against its annual operating plan. For 2007, Mr. Booker’s goals included supporting the implementation of the annual operating plan of HSBC Finance Corporation, improving collaboration across the HSBC North America business entities, meeting internal audit, credit and operational risk goals, enhancing the planning and forecasting functions at HSBC Finance Corporation, executing cost containment initiatives to achieve profit before tax target, managing reputational risk and developing talent and creating strong talent pools and succession plans. Mr. Booker’s cash compensation for 2007 was determined by REMCO on the recommendation of the HSBC CEO who consulted with HSBC Human Resources executives.

Mr. Booker’s base salary for 2007 was $561,080, of which $374,053 was earned from April 30, 2007, the effective date of his appointment as Chief Operating Officer of HSBC Finance Corporation. In determining Mr. Booker’s base salary, the HSBC CEO reviewed competitive compensation levels and found Mr. Booker’s current compensation level was above the 50th percentile among similarly-placed executives at HSBC Finance Corporation’s Comparator Group as well as internal peers on a global basis. On appointment as Chief Operating Officer of HSBC Finance Corporation, Mr. Booker’s base salary remained unchanged. This approach is in line with the HSBC reward strategy where the focus is on using variable compensation to reward performance with base salary being positioned around the 50th percentile of the market rate.

In January 2008, the HSBC CEO proposed and REMCO endorsed an award to Mr. Booker of Restricted Shares with a grant date value of $1,209,666. The January 2008 discretionary equity award, which is to be awarded in March 2008 in recognition of Mr. Booker’s 2007 performance, reflects the HSBC CEO’s view of the value of Mr. Booker’s long-term contribution to and leadership within HSBC, including HSBC Finance Corporation and HSBC North America Holdings Inc., and HSBC’s desire to retain Mr. Booker and to motivate and reward his outstanding performance. The 2008 Restricted Share award is also consistent with maintaining Mr. Booker’s total compensation at a competitive market pay level in respect of his performance and long term value to the HSBC Group. The award is subject to a three-year vesting schedule.

In January 2008, the HSBC CEO proposed and REMCO endorsed a discretionary cash bonus award to Mr. Booker of $1,209,666. The HSBC CEO proposed the award in recognition of Mr. Booker’s performance in his role as Chief Operating Officer of HSBC Finance Corporation in 2007. In considering Mr. Booker’s bonus award, the HSBC CEO considered Mr. Booker’s personal contribution to the achievement of the business objectives of HSBC Finance Corporation as set out in the annual operating plan of HSBC Finance Corporation and his personal leadership skills through a very difficult business environment. The discretionary cash bonus award was considered as part of the overall assessment Mr. Booker’s total compensation which was based on his 2007 performance and benchmarked against HSBC Finance Corporation’s Comparator Group.

In conformance with HSBC’s total compensation philosophy, Mr. Booker also received perquisites relating to housing, education and tax equalization, that was significant when compared to other compensation received by other executive officers within HSBC Finance Corporation. These amounts are consistent, however, with perquisites paid to similarly-placed HSBC international staff executives, who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits available to HSBC international staff executives, as described below in the Summary Compensation Table, are intended to compensate executives for the significant cost and expense incurred in connection with global postings.

Compensation Committee Interlocks and Insider Participation

The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities related to the compensation of the Chief Executive Officer of HSBC Finance Corporation and the officers that are direct reports to the Chief Executive Officer and such other officers as may be designated by the Board of Directors. The Compensation Committee is comprised of the following directors: George A. Lorch (Chair), William R. P. Dalton and Cyrus F. Freidheim, Jr. All members of the Compensation Committee are independent directors under HSBC Finance Corporation’s Corporate Governance Standards. Additional information with regard to the Compensation Committee is contained in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (“2007 CD&A”) with management. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the 2007 CD&A be included in this Annual Report on Form 10-K.

Compensation Committee
George A. Lorch (Chair)
William R.P. Dalton
Cyrus F. Freidheim, Jr.

Executive Compensation

The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Mr. Brendan P. McDonagh, who served as our Chief Executive Officer from February 2007 through February 21, 2008, (ii) Mr. Siddharth N. Mehta, who served as Chief Executive Officer until February 2007, (iii) Ms. Beverley A. Sibblies, who served as our Chief Financial Officer during 2007 and (iv) our three other most highly compensated executive officers who served as executive officers, all as of December 31, 2007.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
						Non-equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)

Brendan P. McDonagh(1)	2007	$643,287	$1,701,288	$938,756	$-	$-	$479,374	$924,943	$4,687,648
Chief Executive Officer	2006	$676,553	$-	$272,515	$-	$710,444	$488,925	$635,401	$2,783,838

Siddharth N. Mehta(1)	2007	$115,385	$-	$-	$-	$-	$191,774	$5,846,248	$6,153,407
Former Chairman & Chief Executive Officer	2006	$984,615	$-	$3,684,906	$1,575,292	$-	$351,288	$290,962	$6,887,063

Beverley A. Sibblies	2007	$396,154	$-	$498,259	$-	$304,000	$20,376	$60,493	$1,279,282
Executive Vice President and Chief Financial Officer	2006	$375,000	$-	$216,824	$-	$543,750	$17,269	$54,303	$1,207,146

Thomas M. Detelich	2007	$650,000	$-	$2,775,965	$247,265	$520,000	$321,566	$174,906	$4,689,702
President – Consumer & Mortgage Lending	2006	$650,000	$2,000,000	$2,069,519	$787,646	$-	$1,158,293	$162,774	$6,828,232
Walter G. Menezes(9)	2007	$650,000	$-	$1,965,709	$204,326	$940,000	$994,560	$162,386	$4,916,981
President – Card & Retail Services and Auto Finance	2006	$642,308	$2,000,000	$1,476,173	$394,302	$-	$1,311,749	$151,568	$5,976,100
Niall S. Booker(8)	2007	$374,053	$1,209,666	$869,941	$-	$-	$579,077	$346,700	$3,379,437
Chief Operating Officer

(1)	Brendan P. McDonagh was appointed Chief Executive Officer as of February 26, 2007. Mr. McDonagh’s compensation is tied to an international reserve asset denominated in Special Drawing Rights (SDRs). Because the value of the U.S. dollar increased against the SDR in 2007, due to the exchange, it appears as though his salary was reduced when he actually received an increase of three percent. Mr McDonagh succeeded Siddharth N. Mehta who resigned as of February 15, 2007. The salary amount shown for Mr. Mehta is the prorated portion of his annual base salary of $1,000,000.

(2)	The amounts disclosed for Messrs. McDonagh and Booker represent the discretionary incentive bonuses relating to 2007 performance paid in February 2008. The amounts disclosed for Messrs. Detelich and Menezes represent the discretionary incentive bonus relating to 2006 performance paid in February 2007.

(3)	The values reflected in the table above are the amounts of compensation expense amortized in 2007 for accounting purposes under FAS 123R for outstanding restricted stock grants made in the years 2003, 2004, 2005, 2006 and 2007. A portion of the expense reflected for Messrs. McDonagh, Detelich and Menezes relates to Performance Shares granted in 2005 and 2006 that will vest in whole or in part three years from the date of grant if all or some of the performance conditions are met as follows: 50% of the award is subject to a total shareholder return measure (“TSR”) against a comparator group. HSBC Finance Corporation’s comparator group is comprised of U.S.-based organizations that compete with us for business, customers, and executive talent. The Performance Share comparator group includes: ABN AMRO Holding N.V., Banco Santander Central Hispano S.A., Banco Bilbao Vizcaya Argentina, S.A., Bank of America Corporation, The Bank of New York Mellon Corporation, Barclays PLC, BNP Paribas S.A., Citigroup, Inc., Credit Agricole SA, Credit Suisse Group, Deutsche Bank AG, HBOS plc, JP Morgan Chase, Lloyds TSB Group plc, Mitsubishi Tokyo Financial Group Inc., Mizuho Financial Group Inc., Morgan Stanley, National Australia Bank Limited, Royal Bank of Canada, The Royal Bank of Scotland Group plc, Société Générale, Standard Chartered PLC, UBS AG, Unicredito Italiano, US Bancorp, Wachovia Corporation, Wells Fargo & Company and Westpac Banking Corporation. Depending on HSBC’s ranking against the comparator group at the end of the performance period, the TSR portion of the grant may vest on a sliding scale from 100% to 0%. The remaining 50% of the award is subject to satisfaction of an earnings per share measure (“EPS”) and may vest based on an incremental EPS percentage in accordance with a defined formula. If the aggregate incremental EPS is less than 24%, the EPS portion will be forfeited and if it is 52% or more, the EPS component will vest in full. We have reduced the amount of expense related to the Performance Shares that would have been recorded by 50% due to the probability of a 0% vest on the TSR portion and a 100% vest on the EPS portion for both years 2005 and 2006. HSBC Finance Corporation records expense over the three year period based on the fair value which is 100% of the face value on the date of the award. The remaining grants are non- performance-based awards and are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End

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

(4)	HSBC and HSBC Finance Corporation’s current philosophy is to reward executive officers with restricted shares, called “Restricted Shares” or “Performance Shares.” HSBC last issued stock options to HSBC Finance Corporation’s named executive officers in 2004. The amounts reflected above are the amounts of compensation expense amortized in 2007 for accounting purposes under FAS 123R for outstanding stock option grants made in 2003. The methodology of the valuation of these options was based on a Black-Scholes model. The stock option grant made to certain named executive officers in 2004 is performance-based with 100% of the condition tested on Total Shareholder Return. The performance condition was not met in 2007, and will be subject to a re-test in 2008, and again in 2009, and must be satisfied in order for the options to vest.

(5)	The amounts disclosed represent the incentive bonuses earned in 2007 but paid in February 2008 under the Management Incentive Program.

(6)	The HSBC-North America (U.S.) Retirement Income Plan (“RIP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”), the NonQualified Deferred Compensation Plan and the Supplemental Tax Reduction Investment Plan are described under Savings and Pension Plans on page 223. Increase in retirement plan values for each participant are: Mr. Mehta – $18,634 (RIP), $202,721 (SRIP); Ms. Sibblies – $5,088 (RIP), $15,085 (SRIP); Mr. Detelich – $20,123 (RIP), $78,546 (SRIP); Mr. Menezes – $68,992 (RIP), $822,536 (SRIP); and Mr. McDonagh $479,374 and Mr. Booker $579,077 (both in ISRBS, net of mandatory 2007 contribution). Changes in values under the deferred compensation plans for each participant are: Mr. Mehta $(29,581); Ms. Sibblies $203; Mr. Detelich $222,897, and Mr. Menezes $103,032.

(7)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes such items as financial planning services, physical exams, club initiation fees, expatriate benefits and car allowances. The following itemizes benefits that individually or in the aggregate for each executive officer exceeds $10,000: Club initiation fees and dues for Messrs. McDonagh $15,112 and Booker $8,766; physical exams for each named executive officer as follows: Mr. McDonagh $709; Ms. Sibblies $3,795; Mr. Detelich $12,276; Mr. Menezes $1,766; and Mr. Booker $584; car allowances for Messrs. McDonagh $15,808, Mehta $11,000, and Booker $7,845; personal use of aircraft by Mr. McDonagh $1,678; executive umbrella liability insurance coverage in the amount of $10 million for Mr. Mehta at a cost of $1,750, and Messrs. Detelich and Menezes each at cost of $583; children’s educational allowances for Mr. McDonagh $33,492, and Mr. Booker $48,198; housing and furniture allowances for Mr. McDonagh $172,310 and Mr. Booker $146,261; loan subsidy for Mr. McDonagh of $30,179 as additional income; medical expenses for Mr. McDonagh $7,225; relocation expense for Mr. Booker $16,644; international travel plan costs of $56,105 for Mr. McDonagh; and expatriate benefits for Mr. McDonagh were $592,325 and for Mr. Booker were $118,403.

The total in the All Other Compensation column also includes HSBC Finance Corporation’s contribution for the named executive officers’ participation in the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”) and the Supplemental Household International Tax Reduction Investment Plan (“STRIP”) in 2007 as follows: Mr. Mehta, $11,966; Mr. Detelich, $158,547; Mr. Menezes, $160,037 and Ms. Sibblies, $56,698. In addition, under the terms of his severance agreement, Mr. Mehta received the balance of his salary for 2007 in the amount of $884,615, pay for vacation earned but not taken in the amount of $71,795, $2,271,372 reflecting in part a bonus pursuant to the 2006 executive bonus pool to which he was entitled in accordance with the terms of his employment agreement but did not receive, $250,000 covering salary to be received in 2008 along with a prorated 2008 bonus of $468,750.

TRIP and STRIP are described under Savings and Pension Plans – Deferred Compensation Plans on page 223.

(8)	Niall S. Booker joined HSBC Finance Corporation and was appointed Chief Operating Officer as of April 30, 2007. His base salary reflects amounts earned by Mr. Booker after that date but his cash bonus and stock awards reflect the awards for the entire year as they were primarily based on his performance with HSBC Finance Corporation.

(9)	In February 2006, Mr. Menezes’ base salary was increased to $650,000. The amount shown for 2006 is what Mr. Menezes actually received during 2006.

GRANTS OF PLAN-BASED AWARDS TABLE

								All Other	All Other
								Stock Awards:	Option Awards:	Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Fair Value
		Under Non-Equity			Under Equity			Shares of	Securities	of Stock
		Incentive Plan Awards(1)			Incentive Plan Awards(2)			Stock or	Underlying	and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Grant Date	($)	($)	($)	(#)(4)	(#)	(#)	(#)	(#)	($)(3)(4)

Brendan P. McDonagh	03/30/07	N/A	N/A	N/A	N/A	N/A	N/A	36,054	N/A	$630,240
Chief Executive Officer

Siddharth N. Mehta	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Chairman & Chief Executive Officer

Beverley A. Sibblies	03/30/07	$-	$300,000	$600,000	N/A	N/A	N/A	31,464	N/A	$550,000
Executive Vice President and Chief Financial Officer

Thomas M. Detelich	03/30/07	$-	$975,000	$1,950,000	N/A	N/A	N/A	25,171	N/A	$440,000
President – Consumer & Mortgage Lending

Walter G. Menezes	03/30/07	$-	$975,000	$1,950,000	N/A	N/A	N/A	25,171	N/A	$440,000
President – Card & Retail Services and Auto Finance

Niall S. Booker	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Operating Officer

(1)	As discussed in the 2007 CD&A, the Management Incentive Program is an annual cash incentive plan that is comprised of both quantitative and qualitative individual, business unit or company objectives which are determined at the beginning of the year with each objective being assigned a target and maximum payout based upon a percentage of base salary. The percentage of target and maximum payout is determined by the market data for the position the executive officer holds and will not change unless the executive officer changes into a position which has a different target and maximum payout. Typically the maximum payout is a 1x or 2x multiplier of target. Actual 2007 awards are reported in the Summary Compensation Table on page 217.

(2)	As discussed in the 2007 CD&A, no Performance Shares were awarded in 2007.

(3)	The total grant date fair value reflected for Messrs. McDonagh, Detelich and Menezes and Ms. Sibblies is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 30, 2007 (the date of grant) of GBP 8.25 and converted into U.S. dollars using the GBP exchange rate as of the time of funding the grant (1.96254). These amounts reflect the awards of Restricted Shares which consist of shares of restricted stock that vest in full at the end of a three year period from the date of grant. The award amount of Restricted Shares is based on the executive officer’s position within the organization, base salary, performance rating and scope for growth. At the executive level, officers eligible to receive Restricted Shares are eligible for awards ranging from 50% up to 300% of base salary.

(4)	In January 2008, Restricted Shares were approved to be awarded to Messrs. McDonagh, Menezes and Booker and to Ms. Sibblies. The awards are expected to be made in March 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards							Stock Awards
				Equity						Equity Incentive		Equity Incentive
				Incentive						Plan Awards:		Plan Awards:
				Plan Awards:						Number of		Market or
	Number of		Number of	Number of						Unearned		Payout Value
	Securities		Securities	Securities			Number of		Market Value	Shares, Units		of Unearned
	Underlying		Underlying	Underlying	Option		Shares or		of Shares or	or Other		Shares, Units or
	Unexercised		Unexercised	Unexercised	Exercise	Option	Units of Stock		Units of Stock	Rights That		Other Rights
	Options (#)		Options (#)	Unearned	Price	Expiration	That Have Not		That Have Not	Have Not		That Have Not
Name	Exercisable		Unexercisable	Options (#)	($)/(GBP)	Date	Vested (#)		Vested ($)(1)	Vested (#)		Vested ($)(1)

Brendan P. McDonagh	18,900	(2)			GBP6.3754	03/29/09			$			$
Chief Executive Officer	9,000	(2)			GBP6.2767	03/16/08
							36,054	(3)	$602,383
										14,612	(4)	$244,134
										23,734	(5)	$396,543
										35,319	(6)	$590,103

Siddharth N. Mehta	535,000	(2)			$21.37	11/12/11
Former Chairman &	408,000	(2)			GBP9.1350	11/03/13
Chief Executive Officer				204,000 (7)	GBP8.2930	04/30/14

Beverley A. Sibblies							31,464	(3)	$525,694
Executive Vice President and							29,513	(8)	$493,097
Chief Financial Officer							19,957	(9)	$333,438

Thomas M. Detelich	60,188	(2)			$16.96	11/08/09
President – Consumer &	66,875	(2)			$18.40	11/13/10
Mortgage Lending	93,625	(2)			$21.37	11/12/11
	267,500	(2)			$10.66	11/20/12
	204,000	(2)			GBP9.1350	11/03/13
				102,000 (7)	GBP8.2830	04/30/14
							25,171	(3)	$420,552
							70,711	(10)	$1,181,425	95,040	(5)	$1,587,909
							151,240	(11)	$2,526,888	100,848	(6)	$1,684,948

Walter G. Menezes	48,150	(2)			$13.71	11/09/08
President – Card & Retail	66,875	(2)			$16.96	11/08/09
Services and Auto Finance	74,900	(2)			$18.40	11/13/10
	107,000	(2)			$21.37	11/12/11
	107,000	(2)			$10.66	11/20/12
	150,000	(2)			GBP9.1350	11/03/13
				150,000 (7)	GBP8.2830	04/30/14
							25,171	(3)	$420,552
							22,292	(10)	$372,450
							151,240	(11)	$2,526,888
										95,040	(5)	$1,587,909
										100,848	(6)	$1,684,948

Niall S. Booker							19,759	(3)	$330,129
Chief Operating Officer										13,765	(4)	$229,983
										40,791	(12)	$681,528
										40,365	(13)	$674,410

(1)	The market value of the shares on December 31, 2007 was GBP8.42 and the exchange rate from GBP to U.S. dollars was 1.9843, which equates to a U.S. dollars share price of $16.7078 per share.

(2)	Reflects fully vested options.

(3)	These awards will vest in full on March 30, 2010.

(4)	This award will vest in full on April 2, 2008 if the performance conditions are met.

(5)	These awards vest in part or in full on March 31, 2008 if performance conditions are met.

(6)	These awards vest in part or in full on March 31, 2009 if performance conditions are met.

(7)	These awards will vest in full subject to satisfaction of performance conditions on the fourth and fifth anniversaries of the date of grant, April 30, 2004. If the performance conditions are not met on the fifth anniversary of the date of grant, the options will be forfeited.

(8)	This award will vest in full on March 31, 2009.

(9)	One-third of this award vested on November 30, 2007. The next one-third will vest on November 30, 2008, and the final third will vest on November 30, 2009.

(10)	Twenty percent of this award vested on each of March 31, 2004, March 31, 2005, March 31, 2006 and March 30, 2007. The final twenty percent will vest March 31, 2008.

(11)	Twenty percent of this award vested on May 26, 2006 and on May 25, 2007. Twenty percent of this award will vest on each of May 26, 2008, May 26, 2009, and May 26, 2010.

(12)	This award will vest in full on May 27, 2008 if performance conditions are met.

(13)	This award will vest in full on March 6, 2009 if performance conditions are met.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards			Stock Awards
	Number of		Value	Number of	Value
	Shares Acquired		Realized	Shares Acquired	Realized
	on Exercise		on Exercise	on Vesting	on Vesting
Name	(#)		($)(1)	(#)(2)	($)(1)(2)

Brendan P. McDonagh	-		$-	14,216(3)	$261,924
Chief Executive Officer

Siddharth N. Mehta	2,428,900	(4)	$7,823,587	644,162(5)	$11,177,548
Former Chairman & Chief Executive Officer

Beverley A. Sibblies	-		$-	11,308(6)	$189,203
Executive Vice President and Chief Financial Officer

Thomas M. Detelich	53,500	(7)	$295,930	141,980(8)	$2,540,050
President - Consumer & Mortgage Lending

Walter G. Menezes	-		$-	78,923(9)	$1,425,523
President - Card & Retail Services and Auto Finance

Niall S. Booker	-		$-	14,216(3)	$261,924
Chief Operating Officer

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to U.S. dollars on the date of settlement.

(2)	Includes the release of additional awards accumulated over vesting period.

(3)	Includes the release of 11,392 shares granted on April 15, 2002, together with additional shares accumulated over the vesting period as reinvested dividends.

(4)	Includes the exercise of 802,500 shares granted June 15, 1998, 358,450 shares granted November 9, 1998, 331,700 shares granted November 8, 1999, 401,250 shares granted November 13, 2000 and 535,000 shares granted November 20, 2002.

(5)	Includes the release of 215,825 shares granted April 15, 2003 and 428,337 shares granted May 26, 2005.

(6)	Includes the release of 9,879 shares granted December 7, 2004. Remaining shares are release of additional awards accumulated over the vesting period.

(7)	Represents the exercise of shares granted November 9, 1998.

(8)	Includes the release of 70,710 shares granted April 15, 2003 and 50,413 shares granted May 26, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

(9)	Includes the release of 22,292 shares granted February 14, 2003 and 50,413 shares granted May 26, 2005. Remaining shares are release of additional awards accumulated over the vesting period.

PENSION BENEFITS

		Number of	Present Value of		Payments
		Years	Accumulated		During Last
		Credited	Benefit		Fiscal Year
Name	Plan Name	Service	($)		($)

Brendan P. McDonagh	ISRBS	27.0	$3,138,240	(1)	$-
Chief Executive Officer

Siddharth N. Mehta	RIP-Household New	9.5	$151,796		$-
Former Chairman & Chief Executive Officer	SRIP-Household New	9.5	$1,931,899

Beverley A. Sibblies	RIP-Account Based	3.2	$17,541		$-
Executive Vice President and Chief Financial Officer	SRIP-Account Based	3.2	$31,337

Thomas M. Detelich	RIP-Household New	31.4	$421,331		$-
President – Consumer & Mortgage Lending	SRIP-Household New	31.4	$3,791,670

Walter G. Menezes	RIP-Household New	11.2	$432,470		$-
President – Card & Retail Services and Auto Finance	SRIP-Household New	11.2	$3,542,614	(2)

Niall S. Booker	ISRBS	25.9	$2,923,163	(3)	$-
Chief Operating Officer

(1)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit at a value of $3,764,246.

Plans described under Savings and Pension Plans on page 223.

(2)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit at a value of $484,452 (RIP) and $3,983,921 (SRIP). Plans are described under Saving and Pension Plans on page 223.

(3)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit at a value of $3,530,447. Plans are described under Savings and Pension Plans on page 223.

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

Supplemental Retirement Income Plan (SRIP)

The Household Supplemental Retirement Income Plan (“SRIP”) is a non-qualified retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the RIP due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2007 that can be used to determine a qualified plan benefit is $225,000, and the maximum annual benefit commencing at age 65 in 2007 is $180,000. SRIP benefits are calculated without regard to these limits. The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum for retired executives covered by a Household Old, Household New, or Account Based Formula.

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

Provisions Applicable to All Formulas: The amount of salary used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2007 is $225,000. The limit for years after 2007 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household Old, Household New or Account Based Formula may elect a lump sum form of payment (spousal consent is needed for married executives).

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2007.

For other formulas: The present value of benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to HSBC Finance Corporation’s audited financial statements for the period ending December 31, 2007. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2007.

Deferred Compensation Plans

Tax Reduction Investment Plan HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis, up to 40% (15% if highly compensated) of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,500, as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds. Employees who will be age 50 or older on or before December 31 of the plan year may also elect to contribute an additional $5,000 in catch-up contributions.

If the employee has been employed for at least one year, HSBC Finance Corporation contributes 3% of compensation each payroll period on behalf of each participant who contributes 1% and matches any additional participant contributions up to 4% of compensation. However, matching contributions will not exceed 6% of a participant’s compensation if the participant contributes 4% or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions which have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions which have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

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

Non-Qualified Deferred Compensation Plan HSBC North America Holdings Inc. maintains a Non-Qualified Deferred Compensation Plan for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. The named executive officers are eligible to contribute up to 80% of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to an amount or percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or if the participant has made at least $25,000 of contributions and has over 10 years of service, he may request installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. The deemed investment choices are reviewed on a periodic basis by the Investment Committee for the Plan which consists of members chosen by the Board or Directors or Chief Executive Officer of HSBC North America Holdings Inc. and are chosen based on a conservative mix of funds. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

HSBC International Staff Retirement Benefits Scheme

The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member during his service must contribute five percent of his salary to the plan but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

The annual pension payable at normal retirement is 1/480 of the member’s final salary for each completed month in the executive section, 1.25/480 of his final salary for each completed month in the senior management section, and 1.50/480 of his final salary for each completed month in the general management section. A member’s normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Payments may be deferred or suspended but not beyond age 75.

If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by .25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.

NONQUALIFIED DEFINED CONTRIBUTION

AND OTHER NONQUALIFIED DEFERRED COMPENSATION PLANS

Supplemental
	NonQualified	Tax
	Deferred	Reduction
	Compensation	Investment
	Plan(1)	Plan(2)
	Executive	Registrant	Aggregate	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Withdrawals/		Balance at
Name	in 2007 ($)	in 2007 ($)	in 2007 ($)	Distributions ($)		12/31/2007 ($)

Brendan P. McDonagh(4)	N/A	N/A	N/A	N/A		N/A
Chief Executive Officer

Siddharth N. Mehta	$-	$1,812	$(29,581)	$-		$2,371,877
Former Chairman & Chief Executive Officer

Beverley A. Sibblies	$19,856	$43,198	$203	$-		$110,129
Executive Vice President and Chief Financial Officer

Thomas M. Detelich	$-	$145,047	$222,897	$193,424	(3)	$3,301,746
President – Consumer & Mortgage Lending

Walter G. Menezes	$-	$146,537	$103,032	$-		$2,011,364
President – Card & Retail Services and Auto Finance

Niall S. Booker(4)	N/A	N/A	N/A	N/A		N/A
Chief Operating Officer

(1)	The NonQualified Deferred Compensation Plan is described under Savings and Pension Plans on page 223.

(2)	The Supplemental Tax Reduction Investment Plan (STRIP) is described under Savings and Pension Plans on page 223. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. For this purpose, compensation includes amounts that would be compensation but for the fact they were deferred under the terms of the HSBC North America Non-Qualified Deferred Compensation Plan. Distributions are made in a lump sum upon termination of employment.

(3)	Amount represents a scheduled in-service withdrawal from the HSBC Non-Qualified Deferred Compensation Plan.

(4)	Messrs. McDonagh and Booker are not eligible to participate in the NonQualified Deferred Compensation Plan and STRIP.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Brendan P. McDonagh

						Involuntary			Voluntary for				Change in
	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Executive Benefits and Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		-		-	-		-		-

Short Term Incentive	-	-		-		$1,701,288	(1)	-	-		-		-

Long Term Incentive

Performance Shares	-	$1,078,856	(2)	$1,078,856	(2)	$1,078,856	(2)	-	$1,078,856	(2)	$1,392,516	(4)	$1,078,856	(2)

Restricted Stock:

Unvested and Accelerated	-	$153,453	(3)	$153,453	(3)	$153,453	(3)	-	$153,453	(3)	$613,811	(4)	$153,453	(3)

(1)	Assumes a termination date of December 31, 2007, and represents the 2007 cash incentive awarded but not paid until 2008.

(2)	Assumes performance conditions have been met. Value based on prorated number of shares at an assumed retirement date of December 31, 2007, and calculated using the closing price of HSBC ordinary shares and exchange rate on that date.

(3)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Beverley A. Sibblies

						Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$200,000	(1)	-	-		-		-

Short Term Incentive	-	-		-		$600,000	(1)	-	-		-		-

Long Term Incentive

Restricted Stock:

Unvested and Accelerated	-	$460,367	(2)	$460,367	(2)	$460,367	(2)	-	$460,367	(2)	$1,444,920	(3)	$460,367	(2)

(1)	Under the terms of the HSBC Severance Policy, Ms. Sibblies would receive 26 weeks of her current salary upon separation from HSBC and a pro-rata amount of her earned bonus. The figures above represent the bonus payment at maximum assuming a termination date of December 31, 2007.

(2)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Thomas M. Detelich

						Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$650,000	(1)	-	-		-		-

Short Term Incentive	-	-		-		$1,950,000	(1)	-	-		-		-

Long Term Incentive

Performance Shares	-	$2,647,832	(2)	$2,647,832	(2)	$2,647,832	(2)	-	$2,647,832	(2)	$3,601,663	(3)	$2,647,832	(2)

Stock Options:

Unvested and Accelerated	-	$27,729	(4)	$27,729	(4)	$27,729	(4)	-	$27,729	(4)	$27,729	(4)	$27,729	(4)

Restricted Stock:

Unvested and Accelerated	-	$3,886,336	(5)	$3,886,336	(5)	$3,886,336	(5)	-	$3,886,336	(5)	$4,595,793	(6)	$3,886,336	(5)

(1)	Under the terms of the HSBC Severance Policy, Mr. Detelich would receive 52 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures represent the bonus payment at maximum assuming a termination date of December 31, 2007.

(2)	Assumes performance conditions have been met. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)	Assumes performance conditions have been met. This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)	Assumes performance conditions have been met. This amount represents accelerated vesting of 100% of the outstanding, unvested stock options, the value of which has been calculated based on the spread between the strike price and the fair market value of HSBC ordinary shares on December 31, 2007.

(5)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(6)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Walter G. Menezes

		Early				Involuntary			Voluntary				Change in
	Voluntary	Retirement/		Normal		Not for Cause		For Cause	Good Reason				Control
Executive Benefits and Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$450,000	(1)	-	-		-		$975,000	(1)

Short Term Incentive	-	-		-		$1,950,000	(1)	-	-		-		$3,000,000	(1)

Long Term Incentive

Performance Shares	-	$2,647,832	(2)	$2,647,832	(2)	$2,647,832	(2)	-	$2,647,832	(2)	$3,601,663	(3)	$2,647,832	(2)

Stock Options:

Unvested and Accelerated	-	$27,729	(4)	$27,729	(4)	$27,729	(4)	-	$27,729	(4)	$27,729	(4)	$27,729	(4)

Restricted Stock:

Unvested and Accelerated	-	$3,886,336	(5)	$3,886,336	(5)	$3,886,336	(5)	-	$3,886,336	(5)	$4,595,793	(6)	$3,886,336	(5)

Benefits and Perks

Incremental Retirement Benefit	-	-		-		-		-	-		-		$893,660	(7)

Healthcare	-	-		-		-		-	-		-		$21,479	(8)

Life Insurance	-	-		-		-		-	-		-		$105,120	(9)

(1)	See the description of Mr. Menezes’ Employment Protection Agreement on page 214. Under the terms of the HSBC Severance Policy, Mr. Menezes would receive 36 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures represent the bonus payment at maximum assuming a termination date of December 31, 2007.

(2)	Assumes performance conditions have been met. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)	Assumes performance conditions have been met. This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)	Assuming performance conditions are met, represents accelerated vesting of 100% of the outstanding, unvested stock options, the value of which has been calculated based on the spread between the strike price and the fair market value of HSBC ordinary shares on December 31, 2007.

(5)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(6)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(7)	Mr. Menezes has an employment agreement providing an additional 18 months of service and pay toward his retirement benefit. He would be entitled to an additional $6,137 per month if a termination due to a change in control occurred on December 31, 2007. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $893,660.

(8)	Mr. Menezes has an employment agreement providing an additional 18 months of healthcare coverage for himself and his family with a total value of $16,179 if a termination due to a change in control occurred on December 31, 2007. The value of this healthcare is calculated based on the medical plan’s COBRA rates. In addition, Mr. Menezes’ agreement provides for annual physicals at the company’s expense throughout the 18 month period. The value of two physicals is $5,300. This value is based on a rate negotiated through HSBC Finance Corporation’s executive physical program.

(9)	Mr. Menezes’ employment agreement provides for $2 million of life insurance coverage for himself for 18 months, if a termination due to a change in control occurred on December 31, 2007, with a total value of $105,120. This value is based on the cost to convert the company-provided group life insurance to an individual policy for 18 months.

Niall S. Booker

		Early				Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary	Retirement/		Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		-		-	-		-		-

Short Term Incentive	-	-		-		$1,209,666		-	-		-		-

Long Term Incentive

Performance Shares	-	$1,394,235	(2)	$1,394,235	(2)	$1,394,235	(2)	-	$1,394,235	(2)	$1,788,402	(3)	$1,394,235	(2)

Stock Options:

Unvested and Accelerated	-	-		-		-		-	-		-		-

Restricted Stock:

Unvested and Accelerated	-	$84,099	(4)	$84,099	(4)	$84,099	(4)	-	$84,099(4)		$336,395(5)		$84,099	(4)

(1)	Assumes a termination date of December 1, 2007, and represents the 2007 cash incentive awarded but not paid until 2008.

(2)	Assumes performance conditions have been met. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(3)	Assumes performance conditions have been met. This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(4)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2007, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

(5)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2007, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2007.

Director Compensation

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Directors in 2007.

DIRECTOR COMPENSATION

				Change in
				Pension Value
				and Nonqualified
	Fees Earned	Stock	Option	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash(1)	($)(2)	($)(3)	Earnings	($)(4)	($)

Niall S.K. Booker(5)	-	-	-	-	$-	$-
William R. P. Dalton	$178,750	-	-	-	$1,750	$180,500
J. Dudley Fishburn	$170,000	-	-	(2,276)	$-	$167,724
Douglas J. Flint		-	-	-	$-	$-
Cyrus F. Freidheim, Jr	$270,689	-	-	(8,576)	$1,750	$263,863
Robert K. Herdman	$195,000	-	-		$-	$195,000
Louis Hernandez, Jr.	$127,444	-	-	-	$1,750	$129,194
George A. Lorch	$185,000	-	-	(16,988)	$1,750	$169,762
Brendan P. McDonagh(5)	-	-	-	-	$-	$-
Larree M. Renda	$200,000	-	-	(69)	$1,750	$201,681

(1)	In 2007, the non-management Directors of HSBC Finance Corporation received an annual cash retainer of $170,000 (with the exception of Mr. Freidheim, who as Chair of the Executive Committee receives a retainer of $182,000). HSBC Finance Corporation pays additional compensation to committee chairs and audit committee members. In addition to the Board retainer, Mr. Dalton received an additional $11,250 for his membership in the Audit Committee since April 2007, Mr. Freidheim received an additional $50,000 as the Lead Director and Chair of the Executive Committee, Mr. Herdman received an additional $25,000 as Chair of the Audit Committee, Mr. Hernandez received and additional $11,250 for his membership in the Audit Committee since April 2007, Mr. Lorch received an additional $15,000 as Chair of the Compensation Committee, Ms. Renda received an additional $15,000 as Chair of the Nominating & Governance Committee, and an additional $15,000 for her membership on the Audit Committee. HSBC Finance Corporation does not pay meeting attendance fees to its Directors. Directors who are employees of HSBC Finance Corporation or any of its affiliates do not receive additional compensation related to their Board service. In February 2006, the Board reviewed its directors’ compensation scheme relative to other same sized financial and professional service organizations and determined to make no changes to the current compensation structure.

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

(2)	HSBC Finance Corporation does not grant stock awards to its non-management directors nor do any portion of employee directors stock awards reflect services related to the Board. Prior to the merger with HSBC, non-management Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock (as reflected in Footnote 3 below). Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into a non-qualified deferred compensation plan for Directors, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2007, 17,911 American Depository Shares were held in the deferred compensation plan account for Directors. Specifically, Messrs. Fishburn, Freidheim Jr. and Lorch held 810, 3,459 and 6,038 American Depository Shares, respectively, and Ms. Renda held 26 American Depository Shares.

(3)	HSBC Finance Corporation does not grant stock option awards to its non-management directors. As referenced in Footnote 2 above, as of December 31, 2007, 417,426 Stock Options were outstanding which were granted pursuant to the historical Directors Deferred Fee Plan. Specifically, Messrs. Fishburn, Freidheim and Lorch held options to purchase 90,950, 111,138 and 105,663 HSBC ordinary shares respectively, and Ms. Renda held options to purchase 40,125 HSBC ordinary shares.

(4)	Components of All Other Compensation are disclosed in the aggregate. We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy for which the company paid premium is $1,750 per annum for each participating director. Under HSBC Finance Corporation’s Matching Gift Program, for all directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director, other than Mr. Hernandez who joined the Board in 2007, may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

(5)	Employee Directors do not derive any compensation from their Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2008, of HSBC ordinary shares or interests in ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and the executive officers named in the Summary Compensation Table on page 217, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the ordinary shares of HSBC and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of	HSBC Shares	HSBC
	Shares	That May Be	Restricted			Series B
	Beneficially	Acquired Within	Shares	Number of	Total	Preferred of
	Owned of	60 Days By	Released	Ordinary	HSBC	HSBC
	HSBC	Exercise of	Within	Share	Ordinary	Finance
	Holdings plc(1)(2)	Options(4)	60 Days(5)	Equivalents(6)	Shares	Corporation

Directors
Niall S.K. Booker	40,929	—	16,860	—	57,789	-
William R. P. Dalton	61,104	—	—	—	61,104	-
J. Dudley Fishburn	15,678	90,950	—	810	107,438	-
Douglas J. Flint	113,943	—	—	—	113,943	-
Cyrus F. Freidheim, Jr	—	111,138	—	3,459	114,597	-
Robert K. Herdman	690	—	—	—	690	-
Louis Hernandez, Jr.	—	—	—	—	—	-
George A. Lorch	13,605	105,663	—	6,038	125,306	-
Brendan P. McDonagh	78,139	27,900	17,898	—	123,937	-
Larree M. Renda	1,650	40,125	—	26	41,801	50	(3)
Named Executive Officers
Siddharth N. Mehta	—	943,000	—	10,678	953,678	-
Beverley A. Sibblies	7,978	—	—	—	7,978	-
Thomas M. Detelich	—	692,188	82,194	81	774,463	-
Walter G. Menezes	128,108	553,925	22,292	—	704,325	-
All directors and executive officers as a group	762,229	3,538,902	376,378	22,982	4,700,491	50

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Dalton, 49,149; Mr. Lorch, 13,605; Mr. Flint, 29,610 and Mr. Booker, 30,000; and Directors and executive officers as a group, 123,864.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents 2000 Depositary Shares, each representing one-fortieth of a share of 6.36% Non-Cumulative Preferred Stock, Series B.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2008 pursuant to the exercise of stock options.

(5)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2008 pursuant to the satisfaction of certain conditions.

(6)	Represents the number of ordinary share equivalents owned by executive officers under the HSBC-North America (U.S.) Tax Reduction Investment Plan (TRIP) and the HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under the

HSBC North America Directors Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During our fiscal year ended December 31, 2007, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreements with Messrs. Mehta and Menezes described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.

HSBC Finance Corporation maintains a written Policy for the Review, Approval or Ratification of Transactions with Related Persons which provides that any “Transaction with a Related Person” must be reviewed and approved or ratified in accordance with specified procedures. The term “Transaction with a Related Person” includes any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which (1) the aggregate dollar amount involved will or may be expected to exceed $120,000 in any calendar year, (2) HSBC Finance Corporation or any of its subsidiaries is, or is proposed to be, a participant, and (3) a director or an executive officer, or a member of the immediate family of a director or an executive officer, has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). The following are specifically excluded from the definition of “Transaction with a Related Person”:

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

The policy requires each director and executive officer to notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Chair of the Nominating and Governance Committee of the Board of Directors. The Nominating and Governance Committee will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.

The vote of a majority of disinterested members of the Nominating and Governance Committee is required for the approval or ratification of any Transaction with a Related Person. The Nominating and Governance Committee may approve or ratify a Transaction with a Related Person if the committee determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HSBC Finance Corporation and its subsidiaries. In making this determination, the Nominating and Governance Committee will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC Finance Corporation Code of Ethics for Senior Financial Officers or the HSBC Finance Corporation Corporate Governance Standards, as applicable.

In any case where the Nominating and Governance Committee determines not to approve or ratify a Transaction with a Related Person, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.

Director Independence

The HSBC Finance Corporation Corporate Governance Standards, together with the charters of committees of the Board of Directors, provide the framework for our corporate governance. Director independence is defined in the HSBC Finance Corporation Corporate Governance Standards which are based upon the rules of the New York Stock Exchange. The HSBC Finance Corporation Corporate Governance Standards are available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 26525 N. Riverwoods Boulevard, Mettawa, IL 60045, Attention: Corporate Secretary.

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

Messrs. Dalton, Freidheim, Herdman, Hernandez, Lorch and Ms. Renda are considered to be independent directors. Mr. McDonagh served as Chief Executive Officer until February 21, 2008 and currently serves as Chief Executive Officer of HSBC North America Holdings Inc. Mr. Booker served as Chief Operating Officer of HSBC Finance Corporation until February 21, 2008 and currently serves as Chief Executive Officer of HSBC Finance Corporation. Mr. Fishburn serves as chairman of the board of HFC Bank Ltd. and is a member of the board of HSBC Bank (UK) Ltd. and Mr. Flint serves as Group Finance Director at HSBC. Because of the positions held by Messrs. McDonagh, Booker, Fishburn and Flint, they are not considered to be independent directors. Mr. Michael R.P. Smith was a director until June 2007. During his directorship Mr. Smith was the President and Chief Executive Officer of the Hongkong and Shanghai Banking Corporation and was not considered to be an independent director. Mr. Gary G. Dillon served as a member of the Compensation, Executive and Audit Committees and was considered to be an independent director until his retirement in April 2007.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2007 and 2006 was $7,134,000 and $7,278,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2007 and 2006 was $2,139,000 and $1,453,000, respectively.

Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees. Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2007 and 2006 were $7,800 and $127,000, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible overassessment of interest and/or penalties.

All Other. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2007 and December 31, 2006.

All of the fees described above were approved by HSBC Finance Corporation’s audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 29, 2008 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s(s’) Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable

(a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3	(ii)	Bylaws of HSBC Finance Corporation, as amended February 21, 2008 (incorporated by reference to Exhibit 3.2 of HSBC Finance Corporation’s Current Report on Form 8-K filed on February 22, 2008).
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2		Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120495 and 333-120496 filed December 16, 2004).

4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and BNY Midwest Trust Company (formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and J.P. Morgan Trust Company, National Association (as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.6	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.7	The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on page 237 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratings of HSBC Finance Corporation and its significant subsidiaries.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 3rd day of March, 2008.

HSBC FINANCE CORPORATION

By:	/s/ Niall S. K. Booker
Niall S. K. Booker
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 3rd day of March, 2008.

Signature	Title

/s/ (N. S. K. BOOKER) (N. S. K. Booker)	Chief Executive Officer and Director (as Principal Executive Officer)

/s/ (D. J. FLINT) (D. J. Flint)	Chairman and Director

/s/ (W. R. P. DALTON) (W. R. P. Dalton)	Director

/s/ (J. D. FISHBURN) (J. D. Fishburn)	Director

/s/ (C. F. FREIDHEIM, Jr.) (C. F. Freidheim, Jr.)	Director

/s/ (R. K. HERDMAN) (R. K. Herdman)	Director

/s/ (L. HERNANDEZ, Jr.) (L. Hernandez, Jr.)	Director

/s/ (G. A. LORCH) (G. A. Lorch)	Director

Signature	Title

/s/ (B. P. McDONAGH) (B. P. McDonagh)	Director

/s/ (L. M. RENDA) (L. M. Renda)	Director

/s/ (B. A. SIBBLIES) (B. A. Sibblies)	Executive Vice President and Chief Financial Officer

/s/ (J. E. BINYON) (J. E. Binyon)	Executive Vice President and Chief Accounting Officer

Exhibit Index

3 (i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3 (ii)	Bylaws of HSBC Finance Corporation, as amended February 21, 2008 (incorporated by reference to Exhibit 3.2 of HSBC Finance Corporation’s Current Report on Form 8-K filed on February 22, 2008).
4.1	Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation and The Bank of New York Trust Company, N.A. (successor to JPMorgan Chase Bank, N.A.), as Trustee (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120495 and 333-120496 filed December 16, 2004).
4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and BNY Midwest Trust Company (formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and J.P. Morgan Trust Company, National Association (as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.6	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.7	The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on page 237 of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratings of HSBC Finance Corporation and its significant subsidiaries.