Form 10-Q
period 2008-03-31
HSBC Finance Corp
filed 2008-05-12
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8198

HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	86-1052062 (I.R.S. Employer Identification No.)
26525 North Riverwoods Boulevard, Mettawa, Illinois (Address of principal executive offices)	60045 (Zip Code)

(224) 544-2000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2008, there were 58 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statement of Income	3
	Consolidated Balance Sheet	4
	Consolidated Statement of Changes in Shareholders’ Equity	5
	Consolidated Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	27
	Executive Overview	27
	Basis of Reporting	32
	Receivables Review	34
	Results of Operations	37
	Segment Results – IFRS Management Basis	43
	Credit Quality	49
	Liquidity and Capital Resources	58
	Risk Management	62
	Reconciliations to U.S. GAAP Financial Measures	65
Item 4.	Controls and Procedures	66

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	66
Item 6.	Exhibits	68
Signature		69

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME

Three months ended March 31,	2008	2007

	(in millions)

Finance and other interest income	$4,419	$4,696
Interest expense:
HSBC affiliates	306	245
Non-affiliates	1,573	1,826

Net interest income	2,540	2,625
Provision for credit losses	2,929	1,684

Net interest income(loss) after provision for credit losses	(389)	941

Other revenues:
Insurance revenue	132	230
Investment income	25	26
Derivative income (expense)	5	(7)
Gain on debt designated at fair value and related derivatives	1,180	144
Fee income	472	573
Enhancement services revenue	184	148
Taxpayer financial services revenue	149	239
Gain on receivable sales to HSBC affiliates	55	95
Servicing and other fees from HSBC affiliates	140	133
Other income	23	61

Total other revenues	2,365	1,642

Costs and expenses:
Salaries and employee benefits	501	610
Sales incentives	24	68
Occupancy and equipment expenses	69	78
Other marketing expenses	133	220
Other servicing and administrative expenses	405	262
Support services from HSBC affiliates	285	285
Amortization of intangibles	55	63
Policyholders’ benefits	52	124

Total costs and expenses	1,524	1,710

Income before income tax expense	452	873
Income tax expense	197	332

Net income	$255	$541

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007

	(in millions,
	except share data)

Assets
Cash	$585	$783
Interest bearing deposits with banks	241	335
Securities purchased under agreements to resell	2,372	1,506
Securities	3,248	3,152
Receivables, net	141,653	147,455
Intangible assets, net	1,052	1,107
Goodwill	2,804	2,827
Properties and equipment, net	490	415
Real estate owned	1,082	1,023
Derivative financial assets	6	48
Deferred income taxes, net	2,770	2,795
Other assets	4,522	4,058

Total assets	$160,825	$165,504

Liabilities
Debt:
Commercial paper, bank and other borrowings	$6,933	$8,424
Due to affiliates	14,803	14,902
Long term debt (with original maturities over one year, including $32.9 billion at March 31, 2008 and December 31, 2007 carried at fair value)	118,663	123,262

Total debt	140,399	146,588

Insurance policy and claim reserves	996	1,001
Derivative related liabilities	290	20
Liability for pension benefits	394	390
Other liabilities	3,268	3,346

Total liabilities	145,347	151,345
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 58 shares issued at March 31, 2008 and 57 shares issued at December 31, 2007	-	-
Additional paid-in capital	19,819	18,227
Accumulated deficit	(4,179)	(4,423)
Accumulated other comprehensive loss	(737)	(220)

Total common shareholder’s equity	14,903	13,584

Total liabilities and shareholders’ equity	$160,825	$165,504

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31,	2008	2007

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$18,227	$17,279
Capital contribution from parent company	1,600	200
Employee benefit plans, including transfers and other	(8)	(15)

Balance at end of period	$19,819	$17,464

(Accumulated deficit) retained earnings
Balance at beginning of period	$(4,423)	$1,877
Adjustment to initially apply the fair value method of accounting under FASB statement No. 159, net of tax	-	(539)
Net income	255	541
Dividend equivalents on HSBC’s Restricted Share Plan	(2)	(2)
Dividends:
Preferred stock	(9)	(9)
Common stock	-	(455)

Balance at end of period	$(4,179)	$1,413

Accumulated other comprehensive income
Balance at beginning of period	$(220)	$359
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(487)	(126)
Securities available for sale and interest-only strip receivables	(2)	7
Foreign currency translation adjustments	(28)	(9)

Other comprehensive (loss), net of tax	(517)	(128)

Balance at end of period	$(737)	$231

Total common shareholder’s equity	$14,903	$19,108

Comprehensive income (loss)
Net income	$255	$541
Other comprehensive (loss)	(517)	(128)

Comprehensive income(loss)	$(262)	$413

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31,	2008	2007

	(in millions)

Cash flows from operating activities
Net income	$255	$541
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	2,929	1,700
Gain on receivable sales to HSBC affiliates	(55)	(95)
Loss on sale of real estate owned, including lower of cost or market adjustments	111	66
Insurance policy and claim reserves	(9)	(22)
Depreciation and amortization	74	88
Mark-to-market on debt designated at fair value and related derivatives	(1,196)	(220)
Net change in other assets	(444)	54
Net change in other liabilities	(68)	(306)
Net change in loans held for sale	5	590
Foreign exchange and SFAS No. 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	2,467	572
Other, net	201	138

Net cash provided by (used in) operating activities	4,270	3,106

Cash flows from investing activities
Securities:
Purchased	(234)	(292)
Matured	174	264
Sold	74	18
Net change in short-term securities available for sale	(129)	258
Net change in securities purchased under agreements to resell	(866)	112
Net change in interest bearing deposits with banks	87	220
Receivables:
Originations, net of collections	1,978	(975)
Purchases and related premiums	(11)	(194)
Proceeds from sales of real estate owned	381	315
Net change in interest-only strip receivables	-	7
Cash received in sale of mortgage receivables to third parties		545
Properties and equipment:
Purchases	(100)	(31)
Sales	-	1

Net cash provided by (used in) investing activities	1,354	248

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(1,463)	(180)
Net change in due to affiliates	(67)	(94)
Long term debt issued	1,194	4,234
Long term debt retired	(7,062)	(7,357)
Insurance:
Policyholders’ benefits paid	(22)	(23)
Cash received from policyholders	12	15
Capital contribution from parent	1,600	200
Shareholders’ dividends	(9)	(464)

Net cash provided by (used in) financing activities	(5,817)	(3,669)

Effect of exchange rate changes on cash	(5)	(6)

Net change in cash	(198)	(321)
Cash at beginning of period	783	871

Cash at end of period	$585	$550

Supplemental Noncash Investing Activities
Transfer of receivables to real estate owned	$627	$431

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation and subsidiaries is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

2.	Restructuring Activities

During the first quarter of 2008, we continued to focus on the risks and strategies of our businesses and product offerings to ensure we continue to provide our customers with the most value-added products and maximize risk adjusted returns to HSBC. As a result of this on-going analysis, we continued to refine our product offerings, expanded the use of account modification, tightened underwriting standards, intensified our risk management processes, focused on cost containment measures and as discussed more fully below, made strategic decisions related to our Auto Finance business.

Auto Finance Business In March 2008, we decided to reduce the size of our Auto Finance business which is a part of our Consumer Segment and has historically purchased retail installment contracts from active dealer relationships throughout the U.S. as part of its business strategy. We have decided to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinued certain other product offerings. As a result of these decisions, we recorded $3 million in severance costs during the first quarter of 2008 which are included as a component of Salaries and employee benefits in the consolidated statement of income and represent the outstanding restructuring liability at March 31, 2008. We anticipate these severance costs will be paid to the affected employees during the second quarter of 2008. No additional restructuring charges as a result of these decisions are anticipated in future periods.

Mortgage Services Business Early in 2007, we decided to discontinue the correspondent channel acquisitions of our Mortgage Services business, which is part of our Consumer Segment. The restructuring activities related to the decision to discontinue the correspondent channel acquisitions were completed in 2007. In the third quarter of 2007, as a result of the continuing deterioration in the subprime mortgage lending industry, we ceased the operations of Decision One Mortgage Company (“Decision One”) which were reported as part of our Mortgage Services business. Also in 2007, we began closure of our Mortgage Services’ business headquarters office in Fort Mill, South Carolina. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the

HSBC Finance Corporation

changes in the restructure liability relating to our Mortgage Services business during the three months ended March 31, 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$6	$21	$27
Restructuring costs recorded during the period	-	4	4
Restructuring costs paid during the period	(2)	(1)	(3)

Restructure liability at March 31, 2008	$4	$24	$28

During the three months ended March 31, 2008, we recorded additional lease termination and associated costs of $4 million representing the updated accrual for the Fort Mill office space including the impact of a newly executed sublease arrangement with a third party. Through March 31, 2008, we have incurred a cumulative total of $59 million in restructuring costs, including fixed asset write-offs, as a result of these actions in our Mortgage Services business. No additional restructuring charges as a result of these decisions are anticipated in future periods. While our Mortgage Services business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Consumer Lending Business In the fourth quarter of 2007, we took several actions in our Consumer Lending business, which is part of our Consumer Segment, to reduce risk and as a result, we decided to reduce the size of the Consumer Lending network to approximately 1,000 branches. The reduction of the branch network has also resulted in realignment of staffing in our Consumer Lending corporate functions. No further costs resulting from this decision are anticipated. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in restructure liability relating to our Consumer Lending business during the three months ended March 31, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$7	$14	$21
Restructuring costs paid during the period	(5)	(8)	(13)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at March 31, 2008	$1	$6	$7

During the three months ended March 31, 2008, we reduced the restructuring liability by $1 million as we have finalized a variety of previously estimated severance costs. Through March 31, 2008, we have incurred a cumulative total of $30 million in restructuring costs, including fixed asset write-offs, as a result of these actions in our Consumer Lending business.

Facility in Carmel, Indiana In the third quarter of 2007, we closed our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volumes. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business. The outstanding restructure liability related to the closure of the Carmel Facility was $4 million at March 31, 2008 and $6 million at December 31, 2007. No additional costs or adjustments to the restructure liability were recorded during the three months ended March 31, 2008 nor are

HSBC Finance Corporation

any additional costs anticipated in future periods. Through March 31, 2008, we have incurred a cumulative total of $7 million in restructuring costs as a result of closing the Carmel Facility.

Canadian Business During the fourth quarter of 2007, we tightened underwriting criteria for various real estate and unsecured products in our Canadian business, which is part of our International Segment, which resulted in lower volumes. This led to a decision to close our mortgage operations in Canada which underwrote loans sourced through brokers as well as close 29 branches prior to November 1, 2007. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in the restructure liability in our Canadian business during the three months ended March 31, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$1	$4	$5
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(1)	(2)	(3)

Restructure liability at March 31, 2008	$1	$2	$3

During the three months ended March 31, 2008, we recorded an additional restructuring charge of $1 million as we have finalized a variety of previously estimated severance costs. Through March 31, 2008, we have incurred a cumulative total of $14 million in restructuring costs as a result of these Canadian branch closures.

The following table summarizes the net expense for all restructuring activities recorded during the three months ended March 31, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)	Costs(2)	Total

	(in millions)

Auto Finance	$3	$-	$3
Mortgage Services	-	4	4
Consumer Lending	(1)	-	(1)
Canadian Business	1	-	1

	$3	$4	$7

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income.

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income.

HSBC Finance Corporation

3.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,181	$36	$(31)	$2,186
Money market funds	319	-	-	319
U.S. government sponsored enterprises(1)	254	4	(3)	255
U.S. government and Federal agency debt securities	37	1	-	38
Non-government mortgage backed securities	195	-	(20)	175
Other	254	3	(15)	242

Subtotal	3,240	44	(69)	3,215
Accrued investment income	33	-	-	33

Total securities available for sale	$3,273	$44	$(69)	$3,248

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,173	$18	$(28)	$2,163
Money market funds	194	-	-	194
U.S. government sponsored enterprises(1)	253	2	(2)	253
U.S. government and Federal agency debt securities	37	1	-	38
Non-government mortgage backed securities	208	-	(3)	205
Other	274	1	(9)	266

Subtotal	3,139	22	(42)	3,119
Accrued investment income	33	-	-	33

Total securities available for sale	$3,172	$22	$(42)	$3,152

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Money market funds at March 31, 2008 include $102 million which is restricted for the sole purpose of paying down certain secured financings at the established date. There were no restricted money market funds at December 31, 2007.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of March 31, 2008 and December 31, 2007, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
March 31, 2008	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	178	$(11)	$467	106	$(20)	$293
U.S. government sponsored enterprises	11	(1)	32	16	(2)	28
U.S. government and Federal agency debt securities	-	-	-	1	-	5
Non-government mortgage backed securities	29	(12)	101	5	(8)	9
Other	50	(14)	76	11	(1)	12

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	146	$(8)	$445	340	$(20)	$798
U.S. government sponsored enterprises	3	-	15	38	(2)	75
U.S. government and Federal agency debt securities	-	-	-	4	-	9
Non-government mortgage backed securities	8	(1)	52	9	(2)	32
Other	46	(9)	79	35	-	94

The gross unrealized losses on our securities available for sale have increased during the first quarter of 2008 as the impact of wider credit spreads were partially offset by decreases in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Substantially all of our remaining securities are rated A- or better, and we have the ability and intent to hold these investments until maturity or a market price recovery. Accordingly, other than the corporate debt security discussed below, these securities are not considered other-than-temporarily impaired.

During the first quarter of 2008, one corporate debt security was determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” With the significant deterioration recently experienced in credit markets, this issuer is now projected to have difficulty meeting all of its bond insurance obligations. As a result, the credit rating for this particular financial guarantor’s parent company was reduced to “below investment grade” by a nationally recognized credit rating agency. As a result, we recorded an other-than-temporary impairment charge of $6 million on this investment in the first quarter of 2008.

Approximately 70 percent of our non-government mortgage backed and asset backed securities which totaled $244 million at March 31, 2008, are rated “AAA.” The level of subprime assets supporting these securities is less than $1 million.

HSBC Finance Corporation

4.	Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2008	2007

	(in millions)

Real estate secured	$85,851	$88,661
Auto finance	13,094	13,257
Credit card	28,926	30,390
Private label	3,018	3,093
Personal non-credit card	19,800	20,649
Commercial and other	126	144

Total receivables	150,815	156,194
HSBC acquisition purchase accounting fair value adjustments	(72)	(76)
Accrued finance charges	2,536	2,526
Credit loss reserve for receivables	(11,358)	(10,905)
Unearned credit insurance premiums and claims reserves	(268)	(286)
Amounts due and deferred from receivable sales	-	2

Total receivables, net	$141,653	$147,455

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Loans held for sale to external parties in our Mortgage Services business net of the underlying valuation allowance totaled $65 million at March 31, 2008 and $71 million at December 31, 2007. Our Consumer Lending business had loans held for sale net of the underlying valuation allowance totaling $10 million at March 31, 2008 and $9 million at December 31, 2007 relating to its subsidiary, Solstice Capital Group Inc. (“Solstice”). Loans held for sale are included in receivables and carried at the lower of cost or market.

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. These acquired receivables were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $70 million at March 31, 2008 and $73 million at December 31, 2007 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $87 million at March 31, 2008 and $92 million at December 31, 2007. At March 31, 2008, no credit loss reserve for the acquired Champion receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable of $1 million during the quarter ended March 31, 2008. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Champion portfolio. There was no reclassification from non-accretable yield during the quarter ended March 31, 2007.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables which were also subject to the requirements of SOP 03-3. The carrying amount of the credit card receivables acquired from Metris which were subject to SOP 03-3 was $86 million at March 31, 2008 and $105 million at December 31, 2007 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $132 million at March 31, 2008 and $159 million at December 31, 2007. At March 31, 2008, no credit loss reserve for the acquired Metris receivables subject to SOP 03-3 has been

HSBC Finance Corporation

established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable of $5 million during the quarter ended March 31, 2008. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio. There was no reclassification from non-accretable yield during the quarter ended March 31, 2007.

The following summarizes the accretable yield on Metris and Champion receivables at March 31, 2008 and March 31, 2007:

Three months ended March 31,	2008	2007

	(in millions)

Accretable yield at beginning of period	$(36)	$(76)
Accretable yield amortized to interest income during the period	9	15
Reclassification from non-accretable difference	(6)	-

Accretable yield at end of period	$(33)	$(61)

Real estate secured receivables are comprised of the following:

	March 31,	December 31,
	2008	2007

	(in millions)

Real estate secured:
Closed-end:
First lien	$69,802	$71,459
Second lien	12,795	13,672
Revolving:
First lien	406	436
Second lien	2,848	3,094

Total real estate secured receivables	$85,851	$88,661

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables have a high loan-to-value ratio. Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. At March 31, 2008, the outstanding balance of our interest-only loans was $3.6 billion, or 2 percent of receivables. At December 31, 2007, the outstanding balance of our interest-only loans was $4.1 billion, or 3 percent of receivables. We no longer originate or acquire interest-only loans through either our Consumer Lending branch network or Mortgage Services business, although Consumer Lending’s Solstice subsidiary continues to offer interest-only loans for resale to third parties. Prior to our decision to cease operations, our Decision One mortgage operation offered interest-only loans largely for resale.

At March 31, 2008 and December 31 2007, we had $17.1 billion and $18.5 billion in adjustable rate mortgage (“ARM”) loans at our Consumer Lending and Mortgage Services businesses, respectively. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In 2007, we discontinued correspondent channel acquisitions and eliminated the small volume of ARM originations in our Consumer Lending business. Consequently, the percentage of adjustable rate real estate secured receivables will decrease significantly over time. Approximately $2.0 billion of our ARM loans will experience their first interest rate reset through the rest of 2008 and $3.9 billion will reset for the first time in 2009 based on original contractual reset date and receivable levels outstanding at March 31, 2008. In addition, a significant portion of the second lien mortgages in our Mortgage Services portfolio at March 31, 2008 are subordinated to first lien adjustable rate

HSBC Finance Corporation

mortgages that will face a rate reset between now and 2009. ARM loans generally require a higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset could affect their ability to repay the loan after the adjustment.

Prior to 2007, we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. The outstanding balance of stated income loans in our real estate secured portfolio was $7.2 billion at March 31, 2008 and $7.9 billion at December 31, 2007. We no longer offer stated income loans.

Receivables serviced with limited recourse were reduced to zero during the first quarter of 2008. Receivables serviced with limited recourse consisting of credit card receivables totaled $124 million at December 31, 2007.

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

	March 31,	December 31,
	2008	2007

	(in millions)

TDR Loans:
Real estate secured:
Mortgage Services	$2,003	$1,531
Consumer Lending	863	730
Foreign and all other	109	95

Total real estate secured	2,975	2,356
Auto finance	146	144
Credit card	373	329
Private label	6	5
Personal non-credit card	836	862

Total TDR Loans	$4,336	$3,696

	March 31,	December 31,
	2008	2007

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$113	$84
Consumer Lending	82	65
Foreign and all other	36	28

Total real estate secured	231	177
Auto finance	32	29
Credit card	68	56
Private label	1	1
Personal non-credit card	220	232

Total credit loss reserves for TDR Loans(1)	$552	$495

(1)	Included in credit loss reserves.

HSBC Finance Corporation

Three months ended March 31,	2008	2007

	(in millions)

Average balance of TDR Loans	$4,086	$2,200
Interest income recognized on TDR Loans	69	38

5.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three months ended March 31,	2008	2007

	(in millions)

Credit loss reserves at beginning of period	$10,905	$6,587
Provision for credit losses	2,929	1,684
Charge-offs	(2,676)	(1,667)
Recoveries	210	195
Other, net	(10)	(1)

Credit loss reserves at end of period	$11,358	$6,798

Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

6.	Intangible Assets

Intangible assets consisted of the following:

		Historical
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

March 31, 2008
Purchased credit card relationships and related programs	$1,736	$-	$751	$985
Retail services merchant relationships	270	-	270	-
Other loan related relationships	333	158	170	5
Trade names	717	713	-	4
Technology, customer lists and other contracts	282	-	224	58

Total	$3,338	$871	$1,415	$1,052

December 31, 2007
Purchased credit card relationships and related programs	$1,736	$-	$717	$1,019
Retail services merchant relationships	270	-	257	13
Other loan related relationships	333	158	169	6
Trade names	717	713	-	4
Technology, customer lists and other contracts	282	-	217	65

Total	$3,338	$871	$1,360	$1,107

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

Changes in the carrying amount of goodwill are as follows:

	2008	2007

	(in millions)

Balance at January 1,	$2,827	$7,010
Goodwill associated with the sale of our Canadian mortgage brokerage subsidiary	(13)	-
Goodwill allocated to our U.K. Insurance Operations sold to a third party	-	(73)
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(2)	(32)
Impact of foreign currency translation	(8)	-

Balance at March 31,	$2,804	$6,905

In March 2008, our Canadian operations sold all of the capital stock of a small mortgage brokerage subsidiary and $13 million of goodwill associated with this business was included as a component of the $9 million loss on sale.

8.	Income Taxes

Effective tax rates are analyzed as follows.

Three months ended March 31,	2008	2007

Statutory federal income tax rate	35.0%	35.0%
Increase (decrease) in rate resulting from:
State rate change effect on net deferred tax assets	14.2	.6
State and local taxes, net of federal benefit	(4.7)	.6
Low income housing and other tax credits	(2.9)	(1.8)
Leveraged lease accounting	1.8	2.5
Effects of foreign operations	.8	2.0
Other	(.6)	(.9)

Effective tax rate	43.6%	38.0%

The effective tax rate for the three months ended March 31, 2008 increased primarily as a result of a reduction in the amount of deferred tax assets due to a reduction in the state tax rate as a result of limitations on the use of net operating losses in various states, partially offset by higher tax credits as a percentage of income before taxes.

HSBC Finance Corporation

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact on our uncertain tax positions at this time.

We are in a net deferred tax asset position of $2.8 billion as of March 31, 2008 and December 31, 2007. We believe that it is more likely than not that the net deferred tax assets will be fully realized as we expect to generate sufficient taxable income in the future to realize these deferred tax assets. In making this determination, we considered forecasts of future profitability, earnings history, capital adequacy, carryback and carryforward periods. If future events differ from our current forecasts, a valuation allowance may need to be established.

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

	March 31,	December 31,
	2008	2007

	(in millions)

Assets, (Liabilities) and Equity:
Derivative financial assets (liability), net	$(281)	$29
Affiliate preferred stock received in sale of U.K. credit card business(1)	298	301
Other assets	687	631
Due to affiliates	(14,803)	(14,902)
Other liabilities	(414)	(528)

Three months ended March 31,	2008	2007

	(in millions)

Income/(Expense):
Interest expense on borrowings from HSBC and subsidiaries	$(306)	$(245)
Interest income from HSBC affiliates	12	10
HSBC Bank USA, N.A. (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenues	2	2
Gain on daily sale of domestic private label receivable originations	44	84
Gain on daily sale of credit card receivables	11	11
Taxpayer financial services loan origination and other fees	(12)	(18)
Domestic private label receivable servicing and related fees	107	101
Other servicing, processing, origination and support revenues	24	24
Support services from HSBC affiliates	(285)	(285)
HSBC Technology & Services (USA) Inc. (HTSU”):
Rental revenue	12	12
Administrative services revenue	4	3
Servicing and other fees from other HSBC affiliates	3	3
Stock based compensation expense with HSBC	(23)	(32)

(1)	Balance may fluctuate between periods due to foreign currency exchange rate impact.

HSBC Finance Corporation

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $86.9 billion at March 31, 2008 and $91.8 billion at December 31, 2007. When the fair value of our agreements with affiliate counterparties require the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At March 31, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $6.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets. An additional $375 million of collateral in the form of securities was provided at March 31, 2008 by the affiliate which was not recorded on our balance sheet. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1 and recorded in our balance sheet as a component of derivative related assets. No collateral was provided in the form of securities at December 31, 2007.

We extended a revolving line of credit of $.5 billion to HTSU on June 28, 2005, which was increased to $.8 billion on October 25, 2007. The balance outstanding under this line of credit was $.6 billion at March 31, 2008 and December 31, 2007 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. There were no balances outstanding under any of these lines of credit at either March 31, 2008 or December 31, 2007.

Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

We purchase from HSBC Securities, Inc. (“HSI”) securities under agreement to resell. Outstanding balances totaled $865 million at March 31, 2008 and $415 million at December 31, 2007. Interest income recognized on these securities totaled $6 million during the three months ended March 31, 2008 and $3 million in the year-ago quarter and is reflected as Interest income from HSBC affiliates in the table above.

At March 31, 2008 and December 31, 2007, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances. We also had a revolving credit facility from HSBC Bank plc (“HBEU”) to fund our operations in the U.K. of $4.5 billion at March 31, 2008 and $5.7 billion at December 31, 2007. At March 31, 2008, $3.4 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. Annual commitment fee requirements to support availability of these lines are included as a component of Interest expense on borrowings from HSBC and subsidiaries.

In the first quarter of 2007, we sold approximately $371 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and due to the deterioration in real estate markets, recorded a pre-tax loss on these sales of $.4 million. In 2007 we originated loans through Decision One for sale and securitization through the mortgage trading operations of HSBC Bank USA. Subsequently in 2007, we ceased Decision One operations.

In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. We have retained the collection operations related to the credit card operations and have entered into a service level agreement to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $6 million in the three months ended March 31, 2008 and $8 million during the three months ended March 31, 2007 under this service level agreement.

HSBC Finance Corporation

In December 2004, we sold our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business), including the retained interests associated with our securitized domestic private label receivables to HSBC Bank USA for $12.4 billion. We continue to service the sold private label receivables and receive servicing and related fee income from HSBC Bank USA for these services. As of March 31, 2008 and December 31, 2007, we were servicing $18.0 billion and $19.2 billion, respectively, of domestic private label receivables for HSBC Bank USA. We received servicing and related fee income from HSBC Bank USA of $107 million during the three months ended March 31, 2008 and $101 million during the three months ended March 31, 2007. Servicing and related fee income is reflected as Domestic private label receivable servicing and related fees in the table above. We continue to maintain the related customer account relationships and, therefore, sell substantially all new domestic private label receivable originations to HSBC Bank USA on a daily basis. We sold $4.4 billion of private label receivables to HSBC Bank USA during the three months ended March 31, 2008 and $5.0 billion during the three months ended March 31, 2007. The gains associated with the sale of these receivables are reflected as Gain on daily sale of domestic private label receivable originations in the table above.

In 2003 and 2004, we sold a total of approximately $3.7 billion of real estate secured receivables from our Mortgage Services business to HSBC Bank USA. Under a separate servicing agreement, we service all real estate secured receivables sold to HSBC Bank USA including loans purchased from correspondent lenders prior to September 1, 2005. As of March 31, 2008 and December 31, 2007, we were servicing $2.4 billion and $2.5 billion, respectively, of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in servicing fees from HSBC affiliates and is reflected as Real estate secured servicing, sourcing, underwriting and pricing revenues in the above table.

Under multiple service level agreements, we also provide various services to HSBC Bank USA. These services include credit card servicing and processing activities through our Card Services business, loan servicing through our Auto Finance business and other operational and administrative support. Fees received for these services are reported as servicing fees from HSBC affiliates and are reflected as Other servicing, processing, origination and support revenues in the table above. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as support services from HSBC affiliates and are reflected as Support services from HSBC affiliates in the table above.

We currently use an HSBC affiliate located outside of the United States to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. We incurred costs related to these services of $44 million during the three months ended March 31, 2008 and $39 million during the three months ended March 31, 2007. The expenses related to these services are included as a component of Support services from HSBC affiliates in the table above.

During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during the three months ended March 31, 2008 and March 31, 2007. The interest expense for the Household Capital Trust VIII is included in interest expense – HSBC affiliates in the consolidated statement of income and is reflected as a component of Interest expense on borrowings from HSBC and subsidiaries in the table above.

Our Canadian business originates and services auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

Since October 1, 2004, HSBC Bank USA became the originating lender for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. Starting on January 1, 2007, HSBC Trust Company (Delaware) N.A. (“HTCD”) also began to serve as an originating lender for these loans. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $12 million during the three months ended March 31, 2008 and $18 million during the three months ended March 31, 2007. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

HSBC Finance Corporation

On July 1, 2004, HSBC Bank Nevada, National Association (“HBNV”) purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA for approximately $99 million, which are included in intangible assets. The receivables continue to be owned by HSBC Bank USA. We service these receivables and receive servicing and related fee income from HSBC Bank USA. As of March 31, 2008 and December 31, 2007, we were servicing $1.1 billion of credit card receivables for HSBC Bank USA. Originations of new accounts and receivables are made by HBNV and new receivables are sold daily to HSBC Bank USA. We sold $1.2 billion of credit card receivables to HSBC Bank USA during the three months ended March 31, 2008 and $592 million during the three months ended March 31, 2007. The gains associated with the sale of these receivables are reflected in the table above and are recorded in Gain on daily sale of credit card receivables.

Technology services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. In addition to information technology services, HTSU also provides certain item processing and statement processing activities to us pursuant to a master service level agreement. Support services from HSBC affiliates includes services provided by HTSU as well as banking services and other miscellaneous services provided by HSBC Bank USA and other subsidiaries of HSBC. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as other income.

Technology services in the United Kingdom are centralized within a subsidiary of HBEU. Operating expenses relating to information technology are billed to us by HBEU and reported as Support services from HSBC affiliates.

In addition, we utilize HSBC Markets (USA) Inc., an affiliated HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. There were no fees paid to the affiliate for such services during the three months ended March 31, 2008 and $3 million during the three months ended March 31, 2007. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 10, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. Our share of the expense of these plans was $23 million during the three months ended March 31, 2008 and $32 million during the three months ended March 31, 2007. These expenses are recorded in salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

10.	Pension and Other Postretirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

Three months ended March 31,	2008	2007

	(in millions)

Service cost – benefits earned during the period	$15	$13
Interest cost	18	16
Expected return on assets	(21)	(21)
Recognized (gains) losses	-	1

Net periodic benefit cost	$12	$9

We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign defined benefit pension plans was $.9 million for the three months ended March 31, 2008 and $.8 million for the three months ended March 31, 2007.

HSBC Finance Corporation

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

Three months ended March 31,	2008	2007

	(in millions)

Service cost – benefits earned during the period	$1	$1
Interest cost	4	3
Recognized (gains) losses	(1)	-

Net periodic benefit cost	$4	$4

11.	Business Segments

Through 2007, we reported the results of operations in three business segments: Consumer, Credit Card Services and International. In May 2007, we decided to integrate our Retail Services business, which had historically been included in the Consumer Segment, into our Credit Card Services business. In the first quarter of 2008, we completed the integration of management reporting for our Credit Card Services and Retail Services business which has resulted in the combination of these previously separate businesses into one reporting unit. As a result, beginning in 2008 and going forward, we are reporting our financial results under three reportable segments: Consumer, Card and Retail Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. Our International segment consists of our foreign operations in the United Kingdom, Canada and the Republic of Ireland. The All Other caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

							IFRS
		Card					Management
		and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Retail	Inter-	All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	national	Other	Items		Totals	Adjustments(4)	Adjustments(5)	ifications(6)	Totals
	(in millions)

Three months ended March 31, 2008
Net interest income	$1,563	$1,302	$209	$(87)	$-		$2,987	$(363)	$(59)	$(25)	$2,540
Other operating income (Total other revenues)	(25)	844	50	1,358	(53	)(1)	2,174	(37)	40	188	2,365
Loan impairment charges (Provision for credit losses)	2,158	1,024	108	6	-		3,296	(369)	7	(5)	2,929
Operating expenses (Total costs and expenses)	465	580	122	149	-		1,316	12	28	168	1,524
Profit (loss) before tax	(1,085)	542	29	1,116	(53)		549	(43)	(54)	-	452
Net income (loss)	(694)	348	16	695	(34)		331	(30)	(46)	-	255
Customer loans (Receivables)	114,020	46,892	9,863	133	-		170,908	(20,317)	224	-	150,815
Assets	109,635	45,566	10,127	30,795	(8,086	)(3)	188,037	(19,384)	(7,561)	(267)	160,825
Intersegment revenues	46	4	4	(1)	(53	)(1)	-	-	-	-	-

Three months ended March 31, 2007
Net interest income	$1,857	$1,122	$204	$(227)	$-		$2,956	$(314)	$(8)	$(9)	$2,625
Other operating income (Total other revenues)	36	854	47	487	(67	)(1)	1,357	42	46	197	1,642
Loan impairment charges (Provision for credit losses)	1,055	585	248	(1)	1	(2)	1,888	(174)	(30)	-	1,684
Operating expenses (Total costs and expenses)	610	632	128	155	-		1,525	(1)	(2)	188	1,710
Profit (loss) before tax	228	759	(125)	106	(68)		900	(97)	70	-	873
Net income (loss)	144	484	(90)	122	(44)		616	(65)	(10)	-	541
Customer loans (Receivables)	125,323	45,057	9,506	161	-		180,047	(20,227)	408	17	160,245
Assets	125,090	44,885	10,238	29,924	(8,203	)(3)	201,934	(19,997)	(4,842)	(1,053)	176,042
Intersegment revenues	47	16	5	(1)	(67	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Management Basis Adjustments represent the private label and real estate secured receivables transferred to HBUS.

(5)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(6)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

See “Basis of Reporting” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of differences between U.S. GAAP and IFRSs. Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Derivatives and hedge accounting (including fair value adjustments) – The historical use of the “shortcut” and “long haul’’ hedge accounting methods for U.S. GAAP resulted in different cumulative adjustments to the hedged item for both fair value and cash flow hedges. These differences are recognized in earnings over the remaining term of the hedged items. All of the hedged relationships which previously qualified under the shortcut method provisions of SFAS No. 133 have been redesignated and are now either hedges under the long-haul method of hedge accounting or included in the FVO election.

HSBC Finance Corporation

Intangible assets – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs which results in a higher goodwill balance under IFRSs. As a result, amortization of intangible assets is lower under IFRSs.

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

Other – There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense, changes in tax estimates, securitized receivables and other miscellaneous items.

12.	Fair Value Option

Effective January 1, 2007, we elected fair value option (“FVO”) reporting for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted SFAS No. 159 only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs.

Long term debt (with original maturities over one year) at March 31, 2008 of $118.7 billion includes $32.9 billion of fixed rate debt accounted for under FVO. At March 31, 2008, we have not elected FVO for $31.4 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at March 31, 2008 has an aggregate unpaid principal balance of $33.5 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $806 million. Long term debt (with original maturities over one year) at December 31, 2007 of $123.3 billion includes $32.9 billion of fixed rate debt accounted for under FVO. At December 31, 2007, we have not elected FVO for $34.3 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at December 31, 2007 has an aggregate unpaid principal balance of $33.2 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.5 billion.

We recorded a net gain of $267 million from fair value changes on our fixed rate debt accounted for under FVO during the three months ended March 31, 2008 and $102 million during the three months ended March 31, 2007 which is included in “Gain on debt designated at fair value and related derivatives” as a component of other revenues in the consolidated statement of income. “Gain on debt designated at fair value and related derivatives” in the consolidated statement of income also includes the mark-to-market adjustment on the derivatives related to the

HSBC Finance Corporation

debt designated at fair value as well as net realized gains or losses on these derivatives. The components of “Gain on debt designated at fair value and related derivatives” are as follows:

Three months ended March 31,	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(1,029)	$(142)
Credit risk component	1,296	244

Total mark-to-market on debt designated at fair value	267	102
Mark-to-market on the related derivatives	929	118
Net realized gains (losses) on the related derivatives	(16)	(76)

Total	$1,180	$144

The movement in the fair value reflected in “Gain on debt designated at fair value and related derivatives” includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy.

The changes in the interest rate component during the first quarter of 2008 reflect a decrease in the LIBOR curve since January 1, 2008. Changes in the credit risk component of the debt during the first quarter of 2008 were due to a general widening of new issue and secondary market credit spreads across all domestic bond market sectors as well as a general lack of liquidity in the secondary bond market during the period.

13.	Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 and December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3

HSBC Finance Corporation

inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)	Quoted Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	Balance Sheet Date	(Level 1)	(Level 2)	(Level 3)

		(in millions)

March 31, 2008:
Risk management related derivatives, net(1)	$5,640	$-	$5,640	$-
Available for sale securities	3,248	388	2,860	-
Real estate owned(2)	1,230	-	1,230	-
Repossessed vehicles(2)	66	-	66	-
Long term debt carried at fair value	32,931	-	32,931	-
December 31, 2007:
Risk management related derivatives, net(1)	$3,771	$-	$3,771	$-
Available for sale securities	3,152	267	2,885	-
Real estate owned(2)	1,151	-	1,151	-
Repossessed vehicles(2)	83	-	83	-
Long term debt carried at fair value	32,896	-	32,896	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157, “Fair Value Measurements.” The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis On a non-recurring basis, loans held for sale are recorded in our consolidated balance sheet at the lower of aggregate cost or fair value. At March 31, 2008, loans held for sale which have been recorded at fair value totaled $65 million, excluding $10 million of loans held for sale for which the fair value exceeds our carrying value. At March 31, 2008, loans held for sale with a carrying value of $116 million were written down to their current fair value resulting in an impairment charge of $51 million, of which $9 million was recorded during the three months ended March 31, 2008. At December 31, 2007, loans held for sale which have been recorded at fair value totaled $71 million, excluding $9 million of loans held for sale for which the fair value exceeds our carrying value. At December 31, 2007, loans held for sale with a carrying value of $129 million were written down to their current fair value resulting in an impairment charge of $58 million. Loans held for sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets and liabilities which could also be measured at fair value on a non-recurring basis include goodwill and intangible assets.

HSBC Finance Corporation

14.	New Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and provides guidance on the accounting and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income (loss). This Statement also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS No. 160 is effective from fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. We are currently evaluating the changes required by this statement to our disclosures on derivative investment and hedging activities.

15.  Subsequent Event

In May 2008, as part of our continuing evaluation of strategic alternatives with respect to our United Kingdom operations, our Board has approved the sale of all of the common stock of Household International Europe, the holding company for our United Kingdom business to an HSBC affiliate. The projected aggregate sales price is expected to be approximately GBP 181 million (equivalent to approximately $355 million). The sale is expected to close in the second quarter of 2008 and is subject to certain approvals, including from regulatory authorities. Based upon that projected sales price, we expect to record a lower of cost or market adjustment of approximately $160 million in the second quarter of 2008. At March 31, 2008, assets in our United Kingdom business totaled $5.2 billion which consisted primarily of net receivables of $4.8 billion and liabilities of $4.3 billion which consisted primarily of amounts due to HSBC affiliates of $3.4 billion and long term debt of $247 million.

HSBC Finance Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intend”, “believe”, “expect”, “estimate”, “target”, “plan”, “anticipate”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in MD&A as “we”, “us”, or “our”.

Net income was $255 million for the three months ended March 31, 2008, compared to $541 million in the prior year quarter. Net income for the first quarter of 2008 benefited from the change in the credit risk component of our fair value optioned debt, which increased net income by $828 million as compared to $154 million during the year-ago period. Excluding the impact of the change in the credit risk component of fair value optioned debt, we would have reported a net loss for the first quarter of 2008, largely due to a markedly higher provision for credit losses as compared to the year-ago period. In addition, we experienced lower net interest income due to lower receivable levels and a deterioration in credit quality as well as lower other revenues, excluding the impact of fair value option as compared to the prior year quarter, which was partially offset by lower costs and expenses.

The increase in provision for credit losses during the first quarter of 2008 primarily reflects higher losses in our Mortgage Services and Consumer Lending businesses as well as in our domestic credit card receivable portfolio due to the following:

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the second lien and portions of the first lien portfolios purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the first quarter of 2008, the loss estimates on our Mortgage Services portfolio increased as receivable run-off continued to slow, loss severities increased and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first quarter of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

•	Loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio which began in the second half of 2007 and continued into 2008. Delinquency as previously reported continued to worsen during the first quarter of 2008 due to the marketplace changes as discussed below although the rate of increase compared to the fourth quarter of 2007 was tempered in part due to seasonality. Lower receivable run-off, portfolio seasoning and continued deterioration in real estate values in certain markets, which resulted in higher loss severities, also resulted in a higher real estate secured

HSBC Finance Corporation

credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. Loss estimates for Consumer Lending’s personal non-credit card portfolio also increased due to higher levels of charge-off and delinquency resulting from a deterioration in all vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy.

•	Loss estimates in our credit card receivable portfolio increased as a result of higher average receivable balances, portfolio seasoning, higher levels of non-prime receivables as compared to the year-ago period, increased levels of personal bankruptcy filings, rising unemployment rates in certain markets and continued weakening in the U.S. economy.

On a consolidated basis, we recorded loss provision in excess of net charge-offs of $463 million during the three months ended March 31, 2008 compared to $212 million during the year-ago period. Consequently, our credit loss reserve levels increased during the first quarter of 2008. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Consumer Lending		Mortgage Services
Three months ended March 31,	2008	2007	2008	2007

		(in millions)

Credit loss reserves at beginning of period	$1,386	$278	$3,573	$2,085
Provision for credit losses	478	275	939	354
Charge-offs	(261)	(117)	(722)	(310)
Recoveries	2	3	16	11

Credit loss reserves at end of period	$1,605	$439	$3,806	$2,140

Credit loss provision of $2,929 million during the first quarter of 2008 was $1,293 million lower than the fourth quarter of 2007. The higher provision in the fourth quarter of 2007 reflects the significant increase in delinquency in our real estate secured, personal non-credit card and credit card portfolios, as well as a significant increase in estimated loss severities associated with our real estate secured receivables. Although we experienced higher delinquency and charge-off in the first quarter of 2008, the rate of increase associated with delinquency was lower than experienced in the fourth quarter of 2007 due in part to seasonality.

The decrease in net interest income in the first quarter of 2008 was due to lower average receivables and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to a deterioration in credit quality including growth in non-performing assets, lower amortization of deferred fees due to lower loan prepayments, decreases in rates on variable rate products which reflect market rate movements, partially offset by increased levels of higher yielding products. Other revenues increased during the first quarter of 2008 due to higher gain on debt designated at fair value and related derivatives largely due to a significant widening of credit spreads compared to those experienced in the first quarter of 2007. Excluding the gain on fair value debt, other revenues decreased due to lower insurance revenue resulting from the sale of our U.K. insurance operations in November 2007, lower fee income and lower taxpayer financial services revenue due to strategic changes in product offerings, including fewer relationships with third-party preparers and the discontinuation of pre-season and pre-file loan products. Fee income decreased due to changes in credit card fee practices implemented during the fourth quarter of 2007 as well as higher charge-offs due to credit quality deterioration, partially offset by the impact of higher levels of credit card receivables and increased late fees due to higher delinquency levels. Costs and expenses decreased due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs and REO expenses.

Our return on average owned assets (“ROA”) was .62 percent for the quarter ended March 31, 2008 compared to 1.20 percent for the quarter ended March 31, 2007. ROA was significantly impacted by the change in the credit risk component of our fair value optioned debt. Excluding this item from both periods, ROA was negative as a result of a 293 basis point decrease from a higher provision for credit losses, lower net interest income and lower other revenues during the period, partially offset by the impact of lower average assets for the period.

HSBC Finance Corporation

We continue to monitor several trends affecting the mortgage lending industry. Industry statistics and reports indicate that mortgage loan originations throughout the industry from 2005, 2006 and 2007 are performing worse than originations from prior periods. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets such as California, Florida and Arizona, while the period of time properties remain on the market in certain markets continues to increase. During the second half of 2007 and continuing into 2008, there has been unprecedented turmoil in the mortgage lending industry, including rating agency downgrades of debt secured by subprime mortgages of some issuers which contributed to a marked reduction in secondary market demand for subprime loans. The lower secondary market demand for subprime loans resulted in reduced liquidity for subprime mortgages. In response to sharply higher delinquency and charge-off rates, mortgage lenders have tightened lending standards which impacts borrowers’ ability to refinance existing mortgage loans. The rate of home price depreciation in certain markets increased markedly during the first quarter of 2008. It is generally believed that the slowdown in the housing market will continue to impact housing prices into 2009. The combination of these factors has further reduced the ability of many of our customers to refinance as accessing any equity in their homes is no longer an option. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates in our portfolios and across the industry, particularly for real estate secured loans.

In the first quarter of 2008, we continued to see unemployment rates rising in the same markets which are experiencing the greatest home value depreciation. Continued high gasoline and home heating costs as well as a general slowing of the U.S. economy are also significant factors in deteriorating performance. Economy.com and many economists continue to believe a number of U.S. market sectors may already be in a recession. These economic conditions have impacted the ability of some borrowers to make payments on their loans, including any increase in their adjustable rate mortgage (“ARM”) loan payment as the interest rates on their loans adjust under their contracts. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. Similarly, as interest-only mortgage loans leave the interest-only payment period, the ability of borrowers to make the increased payments may be impacted. The increasing inventory of homes for sale and declining property values in many markets is resulting in increased loss severity on homes that are foreclosed and remarketed and is impacting the ability of some of our customers to continue to pay on their loans. In the event of a wide-scale, prolonged or deep recession in the U.S., our credit losses can be expected to increase significantly.

Consumer Lending has previously reported they had experienced weakening early stage performance in certain real estate secured loans originated since late 2005, consistent with the industry trends, and that this weakening early stage delinquency had begun to migrate into later stage delinquency. As expected, this trend continued in the first quarter of 2008 as delinquency continued to deteriorate, largely a result of the marketplace conditions discussed above, although the rate of increase compared to the fourth quarter of 2007 was tempered in part due to seasonality. Credit performance of our Consumer Lending mortgage portfolio continued to deteriorate across all vintages, but particularly in loans which were originated in 2006 and the first half of 2007. In the first quarter of 2008, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate portfolio increased $384 million, or 18 percent since December 31, 2007. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the housing market downturn and rising unemployment rates, particularly in the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 50 percent of the increase in dollars of two-months-and-over contractual delinquency during the quarter. At March 31, 2008, approximately 40 percent of Consumer Lending’s real estate portfolio was located in these nine states. In addition, loss severities on foreclosed homes increased during the first quarter of 2008 and are expected to continue at increased levels into 2009. This continuing trend and increased charge-offs has resulted in an increase in the provision for credit losses at our Consumer Lending business in the first quarter of 2008 as compared to the year-ago quarter.

In response to this deterioration, during 2007 and 2008 Consumer Lending took steps to address the growing delinquency in its portfolios and made numerous changes in its product offerings and underwriting standards to reduce risk in its real estate secured and personal non-credit card receivable portfolios going forward. These actions have resulted in lower new loan originations in the first quarter of 2008 and are expected to materially reduce

HSBC Finance Corporation

origination volume in our Consumer Lending business. Additionally, in 2007 Consumer Lending reduced its branch network to approximately 1,000 branches which has resulted in lower costs and expenses in the first quarter of 2008.

Additionally, during the first quarter of 2008, we experienced as expected further credit deterioration and higher delinquency levels in loans acquired by our Mortgage Services business in 2005 and 2006 due to the marketplace conditions discussed above and the continued slowing of the U.S. economy. At March 31, 2008, overall dollars of two-months-and-over contractual delinquency in our Mortgage Services business increased $170 million or 4 percent since December 31, 2007. A significant number of our second lien customers have underlying adjustable rate first mortgages held by us and other lenders that face repricing in the near-term. In certain cases this reset may negatively impact the probability of repayment on our second lien mortgage loan. As the interest rate adjustments will occur in a slower economic environment marked by increased unemployment, lower home value appreciation or depreciation and tightened credit, we expect default rates for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien held by another lender to remain elevated.

Based on the economic environment and expected slow recovery of housing values, we have identified customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. In the first quarter of 2008, we implemented additional longer term modification programs providing assistance for generally either two or five years for such customers across the Consumer Lending and Mortgage Services businesses. These programs will keep more customers in their homes, while maximizing future cash flows. We have also expanded the program for qualified ARM customers approaching their first reset. For selected customer segments, the program will automatically modify the qualified loans to a lower rate than expected at the first reset for ARM customers and lower the rate for fixed rate customers. The volume of modifications for these new programs as of March 31, 2008 is small as these programs have just recently been introduced, but we anticipate volumes of loan modifications under these programs will increase significantly during the remainder of 2008. For further discussion of our policies and practices for the collection of consumer receivables, including our account management policies and practices, see “Credit Quality.”

We expect our Mortgage Services and Consumer Lending portfolios to remain under significant pressure for the remainder of 2008 as the affected originations season further. We expect these marketplace and broader economic conditions will have a marked impact on our overall delinquency and charge-off dollars and percentages throughout 2008 as compared to 2007, the extent of which will be based on future economic conditions, their impact on customer payment patterns and other factors which are beyond our control.

In the first quarter of 2008, the market conditions discussed above resulted in continuing higher delinquency ratios in our credit card and personal non-credit card receivable portfolios although delinquency levels in the period have benefited from seasonal factors and improvements in collection activities. As a result of these continuing marketplace and broader economic conditions we expect the increasing trend in delinquency and charge-off in dollars and percentages to continue in most products in our domestic receivable portfolios.

During the first quarter of 2008, we continued to focus on risks and strategies of our businesses and product offerings to ensure we are providing our customers with the most value-added products while maximizing risk adjusted returns to HSBC. As a result of this on-going analysis, we have and expect to continue to tighten underwriting standards, intensify our risk management processes and focus on cost containment measures. Additionally, in March 2008, we decided to reduce the size of our Auto Finance business which has historically purchased retail installment contracts from active dealer relationships throughout the U.S. We discontinued our dealer relationships in several select states, primarily in the Northeast, and discontinued certain product offerings. These actions are expected to markedly reduce our new loan origination volumes. We estimate these actions could reduce net interest income and other revenues for our Auto Finance business by approximately $61 million during the remainder of 2008. As a result of these decisions, during the first quarter of 2008, we recorded a restructuring charge of $3 million relating to severance costs. We continue to evaluate the scope of our remaining Auto Finance business.

HSBC Finance Corporation

Further refinement of our risk profile and strategies for all our business and product offerings may result in further adjustments in product type and underwriting standards going forward. We are also evaluating the optimal size of our balance sheet taking into consideration our desired risk profile, our liquidity and funding needs and our expected views of the subprime lending industry after the market returns to more normalized levels. This may result in other strategic actions that could significantly change the profile of our operations.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of March 31, 2008 and 2007 and for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

	(dollars are in millions)

Net income	$255	$541
Return on average owned assets (“ROA”)	.62%	1.20%
Return on average common shareholder’s equity (“ROE”)	7.02	11.14
Net interest margin	6.41	6.30
Consumer net charge-off ratio, annualized	6.42	3.64
Efficiency ratio(1)	30.33	38.28

As of March 31,	2008	2007

Receivables	$150,815	$160,245
Two-month-and-over contractual delinquency ratio	7.93%	4.64%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Receivables were $150.8 billion at March 31, 2008, $156.2 billion at December 31, 2007 and $160.2 billion at March 31, 2007. In the second half of 2007 we implemented risk mitigation efforts and changes to product offerings in all businesses which, when coupled with the discontinuation of loan originations in our Mortgage Services business, have resulted in reductions in new loan volumes during the first quarter of 2008. In addition to normal seasonal reductions in our credit card portfolios, these volume reductions have resulted in a decline in overall receivable levels since December 31, 2007. Decreases in real estate secured receivable balances at March 31, 2008 have been partially offset by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry.

Our two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter as a result of the continuing weakening housing and mortgage industry and rising unemployment rates in certain markets, as discussed above, as well as the impact of continued weakening in the U.S. economy. Lower receivable levels, resulting from portfolio run-off as well as the lower new origination volumes resulting from the risk mitigation efforts and changes to product offerings in the second half of 2007, also negatively impacted the delinquency ratios. As compared to the prior quarter, increases in the delinquency ratios were partially offset by seasonal factors and improvements in collection activities during the first quarter of the year.

Net charge-offs as a percentage of average consumer receivables for the quarter increased compared to both the prior year quarter and prior quarter primarily in our real estate secured, credit card and personal non-credit card portfolios as the higher levels of delinquency we have experienced due to the marketplace and broader economic conditions are beginning to migrate to charge-off. The net charge-off ratio also increased as a result of lower average receivable levels during the period as well as higher loss severities in our real estate secured and auto finance receivable portfolios. Compared to the prior quarter, the increases in the net charge-off ratio were partially offset by seasonal factors and improvements in collection activities during the first quarter of the year.

Our efficiency ratio was 30.33 percent for the quarter ended March 31, 2008 compared to 38.28 percent in the year-ago quarter. Our efficiency ratio was significantly impacted by the change in the credit risk component of our fair value optioned debt. Excluding this item from both periods, our efficiency ratio increased 70 basis points as lower

HSBC Finance Corporation

net interest income and other revenues were partially offset by lower costs and expenses. The reduction in costs and expenses was partially offset by higher REO and third party collection expenses resulting from the current marketplace conditions. Our efficiency ratio for the first quarter of 2008 as compared to the prior quarter, excluding the goodwill impairment charges in the fourth quarter of 2007 as well as the credit risk component of our fair value optioned debt and restructuring charges recorded from both periods, improved 405 basis points as a result of lower costs and expenses, partially offset by lower net interest income and other revenues. The continuing decrease in costs and expenses is a result of our on-going entity-wide initiatives to reduce costs.

Our effective tax rate was 43.6 percent for the three months ended March 31, 2008 compared to 38.0 percent for the three months ended March 31, 2007. The increase was primarily a result of a reduction in the amount of deferred tax assets due to a reduction in the state tax rate as a result of limitations on the use of net operating losses in various states, partially offset by higher tax credits as a percentage of income before taxes.

On February 12, 2008, HSBC Investments (North America) Inc. (“HINO”) made a capital contribution to us of $1.6 billion in exchange for one share of common stock to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. We and certain rating agencies monitor ratios excluding the impact of the HSBC acquisition purchase accounting adjustments as we believe that they represent non-cash transactions which do not affect our business operations, cash flows or ability to meet our debt obligations. These ratios also exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and beginning in 2007, the impact of the adoption of SFAS No. 159 including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

HSBC Finance Corporation

and IFRSs consistent with our IFRS Management Basis presentation. The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Three Months Ended
	March 31,
	2008	2007

	(in millions)

Net income – U.S. GAAP basis	$255	$541
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(8)	(17)
Intangible assets	21	26
Loan origination	12	4
Loan impairment	14	(7)
Loans held for sale	(1)	(29)
Interest recognition	(17)	13
Other	25	20

Net income – IFRSs basis	$301	$551

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

Derivatives and hedge accounting (including fair value adjustments) – The historical use of the “shortcut” and “long haul” hedge accounting methods for U.S. GAAP resulted in different cumulative adjustments to the hedged item for both fair value and cash flow hedges. These differences are recognized in earnings over the remaining term of the hedged items. All of the hedged relationships which previously qualified under the shortcut method provisions of SFAS No. 133 have been redesignated and are now either hedges under the long-haul method of hedge accounting or included in the FVO election.

Intangible assets – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs which results in a higher goodwill balance under IFRSs. As a result, amortization of intangible assets is lower under IFRSs.

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

HSBC Finance Corporation

would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Other – There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense, changes in tax estimates, securitized receivables and other miscellaneous items.

See “Basis of Reporting” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of differences between U.S. GAAP and IFRSs.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure). As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

Receivables Review

The following table summarizes receivables at March 31, 2008 and increases (decreases) over prior periods:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$85,851	$(2,810)	(3.2)%	$(10,609)	(11.0)%
Auto finance	13,094	(163)	(1.2)	461	3.6
Credit card	28,926	(1,464)	(4.8)	1,633	6.0
Private label	3,018	(75)	(2.4)	518	20.7
Personal non-credit card(2)	19,800	(849)	(4.1)	(1,401)	(6.6)
Commercial and other	126	(18)	(12.5)	(32)	(20.3)

Total owned receivables	$150,815	$(5,379)	(3.4)%	$(9,430)	(5.9)%

HSBC Finance Corporation

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)

Mortgage Services	$31,717	$(2,189)	(6.5)%	$(13,088)	(29.2)%
Consumer Lending	50,193	(349)	(.7)	2,269	4.7
Foreign and all other	3,941	(272)	(6.5)	210	5.6

Total real estate secured	$85,851	$(2,810)	(3.2)%	$(10,609)	(11.0)%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$13,537	$(443)	(3.2)%	$(334)	(2.4)%
Union Plus personal non-credit card	159	(16)	(9.1)	(54)	(25.4)
Personal homeowner loans	3,692	(199)	(5.1)	(489)	(11.7)
Foreign personal non-credit card	2,412	(191)	(7.3)	(524)	(17.8)

Total personal non-credit card	$19,800	$(849)	(4.1)%	$(1,401)	(6.6)%

Real estate secured receivables can be further analyzed as follows:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$69,802	$(1,657)	(2.3)%	$(7,528)	(9.7)%
Second lien	12,795	(877)	(6.4)	(1,963)	(13.3)
Revolving:
First lien	406	(30)	(6.9)	(103)	(20.2)
Second lien	2,848	(246)	(8.0)	(1,015)	(26.3)

Total real estate secured	$85,851	$(2,810)	(3.2)%	$(10,609)	(11.0)%

HSBC Finance Corporation

The following table summarizes various real estate secured receivables information for our Mortgage Services and Consumer Lending businesses:

	March 31, 2008				December 31, 2007				March 31, 2007
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

					(in millions)

Fixed rate	$17,482	(1)	$47,357	(2)	$18,379	(1)	$47,563	(2)	$20,649	(1)	$44,236	(2)
Adjustable rate	14,235		2,836		15,527		2,979		24,156		3,688

Total	$31,717		$50,193		$33,906		$50,542		$44,805		$47,924

First lien	$25,719		$43,496		$27,239		$43,645		$35,759		$41,294
Second lien	5,998		6,697		6,667		6,897		9,046		6,630

Total	$31,717		$50,193		$33,906		$50,542		$44,805		$47,924

Adjustable rate	$11,044		$2,836		$11,904		$2,979		$18,141		$3,688
Interest only	3,191		-		3,623		-		6,015		-

Total adjustable rate	$14,235		$2,836		$15,527		$2,979		$24,156		$3,688

Total stated income	$7,223		$-		$7,943		$-		$11,063		$-

(1)	Includes fixed rate interest-only loans of $390 million at March 31, 2008, $411 million at December 31, 2007 and $527 million at March 31, 2007.

(2)	Includes fixed rate interest-only loans of $48 million at March 31, 2008, $48 million at December 31, 2007 and $54 million at March 31, 2007.

The following table summarizes by lien position the Mortgage Services real estate secured loans originated and acquired subsequent to December 31, 2004 as a percentage of the total portfolio which were outstanding as of the following dates:

Mortgage Services’ Receivables Originated or Acquired after December 31, 2004 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

March 31, 2008	75%	90%
December 31, 2007	74	90
March 31, 2007	73	88

The following table summarizes by lien position the Consumer Lending real estate secured loans originated and acquired subsequent to December 31, 2005 as a percentage of the total portfolio which were outstanding as of the following dates:

Consumer Lending’s Receivables Originated or Acquired after December 31, 2005 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

March 31, 2008	53%	67%
December 31, 2007	51	65
March 31, 2007	40	52

Receivable increases (decreases) since March 31, 2007 Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business resulted from our decision in March 2007 to discontinue new correspondent channel acquisitions as well as a loan portfolio sale in the second quarter of 2007 which totaled $2.2 billion. These actions have resulted in a significant reduction in the Mortgage Services portfolio since March 31, 2007. This reduction was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. The balance of this portfolio will continue to decrease going forward as the loan balances liquidate. The reduction in our

HSBC Finance Corporation

Mortgage Services portfolio was partially offset by growth in our Consumer Lending real estate secured receivable portfolio which reflects sales volumes since March 31, 2007 and the decline in loan prepayments discussed above. However, this growth was partially offset by the actions taken in the second half of 2007 to reduce risk going forward in our Consumer Lending business, including capping second lien LTV ratios at either 80 or 90 percent based on geography and the overall tightening of credit score, debt-to-income and LTV requirements for first lien loans. These actions, when coupled with a significant reduction in secondary market demand for subprime loans across the industry, will markedly limit growth of our Consumer Lending real estate secured receivables in the foreseeable future.

Auto finance receivables increased over the year-ago period due to organic growth principally in the near-prime portfolio as a result of growth in the consumer direct loan program, partially offset by lower originations in the dealer network portfolios as a result of actions taken in the second half of 2007 to reduce risk in the portfolio. Credit card receivable growth over the year-ago period reflects strong domestic organic growth in our Union Privilege, Metris and non-prime portfolios, partially offset by actions taken in the fourth quarter of 2007 to slow receivable growth, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, reducing marketing spend and tightening underwriting criteria for credit line increases. Private label receivables increased from the year-ago period as a result of growth in our Canadian business as we renegotiated the contract with our primary Canadian retail partner in May 2007 as well as changes in foreign exchange rates since March 31, 2007. Personal non-credit card receivables decreased from the year-ago period as a result of the actions taken in the second half of the year by our Consumer Lending business to reduce risk going forward, including the elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Receivable increases (decreases) since December 31, 2007 Real estate secured receivables have decreased since December 31, 2007. As discussed above, our Mortgage Services real estate secured portfolio has continued to liquidate during the first quarter of 2008. Lower real estate secured receivables in our Consumer Lending business reflect the changes in our product offering during the second half of 2007 as discussed above. These decreases in the real estate secured portfolio were partially offset by a decline in loan prepayments which has continued during the first quarter of 2008. Decreases in our credit card, auto finance and personal non-credit card receivables were due to the changes in product offerings in the second half of 2007 as discussed above, and, as it relates to credit card receivables, normal seasonal run-off in the first quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of income.

Net interest income The following table summarizes net interest income:

					Increase
					(decrease)
Three months ended March 31,	2008	(1)	2007	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$4,419	11.15%	$4,696	11.27%	$(277)	(5.9)%
Interest expense	1,879	4.74	2,071	4.97	(192)	(9.3)

Net interest income	$2,540	6.41%	$2,625	6.30%	$(85)	(3.2)%

(1)	% Columns: comparison to average owned interest-earning assets.

The decrease in net interest income during the three months ended March 31, 2008 was due to lower average receivables and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to the impact of a deterioration in credit quality, including growth in non-performing assets, lower amortization of deferred fees due to lower loan prepayments as more fully discussed below and decreases in rates on variable rate products which reflect market rate movements. These decreases were partially offset by increased levels of higher yielding products such as credit cards as well as a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured portfolio.

HSBC Finance Corporation

Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. The lower interest expense during the quarter was due to lower average rates for short-term borrowings on lower average borrowings, partially offset by refinancing activities subsequent to March 31, 2007 which occurred at higher interest rates. The lower average rates for short-term borrowings reflect actions taken by the Federal Reserve which decreased short-term interest rates by 200 basis points during the first quarter of 2008 and by 300 basis points from the year-ago period. Amortization of purchase accounting fair value adjustments increased net interest income by $24 million during the quarter ended March 31, 2008 and $46 million during the quarter ended March 31, 2007.

Net interest margin was 6.41 percent during the three months ended March 31, 2008 compared to 6.30 percent in the year-ago period. Net interest margin increased in the first quarter of 2008 primarily due to lower funding costs which were partially offset by the lower overall yield on our receivable portfolio, as discussed above. The following table shows the impact of these items on net interest margin:

	2008	2007

Net interest margin – March 31, 2007 and 2006, respectively	6.30%	6.69%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	.03	.26
Receivable mix	.29	(.05)
Impact of non-performing assets	(.44)	(.05)
Cost of funds	.23	(.56)
Other	-	.01

Net interest margin – March 31, 2008 and 2007, respectively	6.41%	6.30%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)
	2008	2007	Amount	%

	(dollars are in millions)

Three months ended March 31,	$2,929	$1,684	$1,245	73.9%

Provision for credit losses increased during the first quarter of 2008 as compared to the year-ago period primarily due to higher loss estimates in our Mortgage Services and Consumer Lending businesses as well as in our credit card receivable portfolio due to the following:

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the second lien and portions of the first lien portfolios purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the first quarter of 2008, the loss estimates on our Mortgage Services portfolio increased as receivable run-off continued to slow, loss severities increased and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first quarter of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

•	Loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio which began in the second half of 2007 and continued

HSBC Finance Corporation

into 2008. Delinquency as previously reported continued to worsen during the first quarter of 2008 due to the marketplace changes as previously discussed although the rate of increase compared to the fourth quarter of 2007 was tempered in part due to seasonality. Lower receivable run-off, portfolio seasoning and continued deterioration in real estate values in certain markets, which resulted in higher loss severities, also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. Loss estimates for Consumer Lending’s personal non-credit card portfolio also increased due to higher levels of charge-off and delinquency resulting from a deterioration in all vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy.

•	Loss estimates in our credit card receivable portfolio increased as a result of higher average receivable balances, portfolio seasoning, higher levels of non-prime receivables as compared to the year-ago period, increased levels of personal bankruptcy filings, rising unemployment rates in certain markets and continued weakening in the U.S. economy.

Credit loss provision of $2,929 million during the first quarter of 2008 was $1,293 million lower than the fourth quarter of 2007. The higher provision in the fourth quarter of 2007 reflects the significant increase in delinquency in our real estate secured, personal non-credit card and credit card portfolios, as well as a significant increase in estimated loss severities associated with our real estate secured and auto finance receivables. Although we experienced higher delinquency and charge-off in the first quarter of 2008, the rate of increase associated with delinquency was lower than experienced in the fourth quarter of 2007, due in part to seasonality.

Net charge-off dollars increased $994 million during the three months ended March 31, 2008 as compared to the year-ago period. This increase was driven by the impact of the marketplace and broader economic conditions described previously in our Mortgage Services and Consumer Lending businesses, seasoning in our credit card and Consumer Lending receivable portfolios, increased levels of personal bankruptcy filings and, in our credit card portfolio, higher receivable levels, including a higher mix of non-prime receivables.

Other revenues The following table summarizes other revenues:

			Increase (decrease)
Three months ended March 31,	2008	2007	Amount	%

	(dollars are in millions)

Insurance revenue	$132	$230	$(98)	(42.6)%
Investment income	25	26	(1)	(3.8)
Derivative income (expense)	5	(7)	12	100+
Gain on debt designated at fair value and related derivatives	1,180	144	1,036	100+
Fee income	472	573	(101)	(17.6)
Enhancement services revenue	184	148	36	24.3
Taxpayer financial services revenue	149	239	(90)	(37.7)
Gain on receivable sales to HSBC affiliates	55	95	(40)	(42.1)
Servicing and other fees from HSBC affiliates	140	133	7	5.3
Other income	23	61	(38)	(62.3)

Total other revenues	$2,365	$1,642	$723	44.0%

Insurance revenue decreased in the first quarter of 2008 primarily due to lower insurance sales volumes in our U.K. operations, largely due to a planned phase out of the use of our largest external broker between January and April 2007, as well as the impact of the sale of our U.K. insurance operations to Aviva in November 2007. As the sales agreement provided for the purchaser to distribute insurance products through our U.K. branch network in return for a commission, during the first quarter of 2008 we received insurance commission revenue which partially offset the loss of insurance premium revenues. Additionally, in the first quarter of 2008 insurance revenue in our domestic

HSBC Finance Corporation

operations decreased slightly as a result of lower credit related premiums due to reduced loan origination volumes during the quarter as well as a reduction in reinsurance during the quarter.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was essentially flat as lower amortization of fair value adjustments were more than offset by the recording of an other-than-temporary impairment charge of $6 million on a corporate debt security in our insurance investment portfolio.

Derivative income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Derivative income (expense) is summarized in the table below:

Three months ended March 31,	2008	2007

	(in millions)

Net realized gains (losses)	$-	$(9)
Mark-to-market on derivatives which do not qualify as effective hedges	13	5
Ineffectiveness	(8)	(3)

Total	$5	$(7)

Derivative income increased during the three months ended March 31, 2008 due to a general reduction of interest rate levels during the latter part of 2007 and, in particular, in the first quarter of 2008. The decrease in interest rates reduced the net realized losses and increased the mark-to-market value of derivatives which do not qualify as effective hedges. Ineffectiveness was recorded on both our cash flow and fair value interest rate swaps that are hedges under the long-haul method of accounting. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. In the normal course of business, we experienced a limited amount of ineffectiveness on our long-haul hedge relationships. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the three months ended March 31, 2008 should not be considered indicative of the results for any future periods.

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three months ended March 31,	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(1,029)	$(142)
Credit risk component	1,296	244

Total mark-to-market on debt designated at fair value	267	102
Mark-to-market on the related derivatives	929	118
Net realized gains (losses) on the related derivatives	(16)	(76)

Total	$1,180	$144

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – Falling interest rates in 2007 and in the first quarter of 2008 caused the value of our fixed rate FVO debt to increase thereby resulting in a loss in the interest rate component. The value of the receive fixed/pay variable swaps rose in response to these falling interest rates and resulted in a gain in mark-to-market on the related derivatives.

HSBC Finance Corporation

•	Credit – Our credit spreads widened significantly in the first quarter of 2008, resulting from the general widening of new issue and secondary market credit spreads related to the financial and fixed income sectors as well as the general lack of liquidity in the secondary bond market. The fair value benefit from the change of our own credit spreads is the result of having historically raised debt at credit spreads which are not available under today’s market conditions.

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

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2008 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in the three months ended March 31, 2008 due to changes in credit card fee practices implemented during the fourth quarter of 2007 as well as higher charge-offs due to credit quality deterioration, partially offset by the impact of higher levels of credit card receivables and increased late fees due to higher delinquency levels.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was higher in the first quarter of 2008 as a result of higher levels of credit card receivables as compared to the year-ago period.

Taxpayer financial services (“TFS”) revenue decreased in the three months ended March 31, 2008 as a result of discontinuing pre-season and pre-file loan products for the 2008 tax season and fewer relationships with third-party preparers for the 2008 tax season as we elected not to renew contracts with certain third-party preparers as they came up for renewal and negotiated early termination agreements with others.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of domestic private label receivable originations and certain credit card account originations to HSBC Bank USA. For the 2007 period, also included are sales of real estate secured receivables from our Mortgage Services portfolio. In the three months ended March 31, 2008, gain on receivable sales to HSBC affiliates decreased primarily due to lower premiums on our domestic private label receivables and credit card account originations reflecting the deteriorating credit environment.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA.

Other income decreased in the three months ended March 31, 2008 due to a $9 million loss on sale of our Canadian mortgage brokerage firm and lower gains on miscellaneous asset sales, partially offset by a gain of $11 million on the sale of a portion of our Visa shares.

HSBC Finance Corporation

Costs and expenses

The following table summarizes total costs and expenses:

			Increase
			(decrease)
Three months ended March 31,	2008	2007	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$501	$610	$(109)	(17.9)%
Sales incentives	24	68	(44)	(64.7)
Occupancy and equipment expenses	69	78	(9)	(11.5)
Other marketing expenses	133	220	(87)	(39.5)
Other servicing and administrative expenses	405	262	143	54.6
Support services from HSBC affiliates	285	285	-	-
Amortization of intangibles	55	63	(8)	(12.7)
Policyholders’ benefits	52	124	(72)	(58.1)

Total costs and expenses	$1,524	$1,710	$(186)	(10.9)%

Salaries and employee benefits decreased in the first quarter of 2008 due to the reduction of headcount in the second half of 2007 as a result of our decisions to cease operations of our Mortgage Services business, reduce our Consumer Lending and Canadian branch networks and close a facility in Carmel, Indiana, as well as the impact of entity-wide initiatives to reduce costs. Salary expense in the three months ended March 31, 2008 also reflects lower salary costs derived through the use of an HSBC affiliate located outside the United States. Costs incurred and charged to us by this affiliate are reflected in Support services from HSBC affiliates. Decreases in salaries and employee benefits were partially offset by higher salary expense associated with collection activities.

Sales incentives decreased in the first quarter of 2008 as a result of the decision in 2007 to cease operations of our Mortgage Services business as well as lower origination volumes in our Consumer Lending business resulting from the changes in product offerings introduced in the second half of 2007.

Occupancy and equipment expenses decreased in the first quarter of 2008 due to lower depreciation and rental expenses, partially offset by higher repair and maintenance costs and utility expenses.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in the three months ended March 31, 2008 reflects the decision in the second half of 2007 to reduce credit card, co-branded credit card and personal non-credit card marketing expenses in an effort to reduce risk and slow receivable growth in these portfolios.

Other servicing and administrative expenses increased in the three months ended March 31, 2008 primarily due to higher REO expenses, higher third party collection costs and the impact of lower deferred origination costs due to lower volumes, partially offset by lower insurance operating expenses in our domestic operations. During the three months ended March 31, 2007, we recorded a valuation adjustment of $31 million to reduce our investment in the U.K. Insurance Operations to the lower of cost or market as a result of designating this operation as “Held for Sale” in the first quarter of 2007. Additionally, during the first quarter of 2007, we increased our estimate of interest receivable by approximately $55 million relating to various contingent tax items with the taxing authority.

Support services from HSBC affiliates includes technology and other services charged to us by HTSU as well as services charged to us by an HSBC affiliate located outside of the United States providing operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates was flat during the first quarter of 2008 as increased costs resulting from an increase in the number of employees located outside of the United States were offset by reductions in support services due to lower receivable balances as compared to the year-ago period.

HSBC Finance Corporation

Amortization of intangibles decreased in the first quarter of 2008 due to lower amortization for customer relationships as a result of the write off in the fourth quarter of 2007 of these relationships related to our acquisition by HSBC.

Policyholders’ benefits decreased in the three months ended March 31, 2008 primarily due to the sale of the U.K. insurance operations in November 2007 as previously discussed. We also experienced lower policyholder benefits in our domestic operations due to lower disability claims as well as a reduction in reinsurance during the quarter.

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2008	2007

Three months ended March 31	30.33%	38.28%

Our efficiency ratio was significantly impacted by the change in the credit risk component of our fair value optioned debt. Excluding this item from both periods, our efficiency ratio increased 70 basis points as lower net interest income and other revenues were partially offset by lower costs and expenses. The reduction in costs and expenses was partially offset by higher REO and third party collection expenses resulting from the current marketplace conditions. Our efficiency ratio for the first quarter of 2008 as compared to the prior quarter, excluding the goodwill impairment charges in the fourth quarter of 2007 as well as the credit risk component of our fair value optioned debt and restructuring charges recorded from both periods, improved 405 basis points as a result of lower costs and expenses, partially offset by lower net interest income and other revenues. The continuing decrease in costs and expenses is a result of our on-going entity-wide initiatives to reduce costs.

Segment Results – IFRS Management Basis

In the first quarter of 2008, we completed the integration of management reporting for our Credit Card Services and Retail Services business which has resulted in the combination of these previously separate businesses into one reporting unit. As a result, beginning in 2008 and going forward, we are reporting our financial results under three reportable segments: Consumer, Card and Retail Services and International. Our Consumer segment consists of our Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. Our International segment consists of our foreign operations in the United Kingdom, Canada and the Republic of Ireland. The All Other caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. These fair value adjustments including goodwill have been allocated to Corporate which is included in the “All Other” caption within our segment disclosure and thus not reflected in the reportable segment discussions that follow. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime receivables within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 11, “Business Segments.”

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (decrease)
Three months ended March 31,	2008	2007	Amount	%

	(dollars are in millions)

Net income (loss)(1)	$(694)	$144	$(838)	(100+ )%
Net interest income	1,563	1,857	(294)	(15.8)
Other operating income	(25)	36	(61)	(100+ )
Loan impairment charges	2,158	1,055	1,103	100+
Operating expenses	465	610	(145)	(23.8)
Profit (loss) before tax	(1,085)	228	(1,313)	(100+ )
Intersegment revenues	46	47	(1)	(2.1)
Customer loans	114,020	125,323	(11,303)	(9.0)
Assets	109,635	125,090	(15,455)	(12.4)
Net interest margin, annualized	5.40%	5.88%	-	-
Return on average assets	(2.48)	.46	-	-

(1)	The Consumer Segment net income (loss) reported above includes a net loss of $(593) million for the three months ended March 31, 2008 for our Mortgage Services business which is no longer generating new loan origination volume as a result of the decisions to discontinue correspondent channel acquisitions and cease Decision One operations. Our Mortgage Services business reported a net loss of $(114) million for the three months ended March 31, 2007.

Our Consumer segment reported a net loss for the three months ended March 31, 2008 and net income for the prior year quarter. The net loss was due to higher loan impairment charges, lower net interest income and lower other operating income, partially offset by lower operating expenses.

Loan impairment charges for the Consumer segment increased during the first quarter of 2008 reflecting higher loss estimates in our Consumer Lending and Mortgage Services businesses due to the following:

•	Loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio which began in the second half of 2007 and continued into 2008. Delinquency as previously reported continued to worsen during the first quarter of 2008 due to the marketplace changes as discussed previously although the rate of increase compared to the fourth quarter of 2007 was tempered in part due to seasonality. Lower receivable run-off, portfolio seasoning and continued deterioration in real estate values in certain markets, which resulted in higher loss severities, also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. Loss estimates for Consumer Lending’s personal non-credit card portfolio also increased due to higher levels of charge-off and delinquency resulting from a deterioration in all vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the second lien and portions of the first lien portfolios purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the first quarter of 2008, the loss estimates on our Mortgage Services portfolio increased as receivable run-off continued to slow, loss severities increased and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first quarter of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

Also contributing to the increase in loan impairment charges were increased levels of personal bankruptcy filings and the effect of a weak U.S. economy. In the first quarter of 2008, credit loss reserves for the Consumer segment increased as loan impairment charges were $507 million greater than net charge-offs. In the first quarter of 2007, we increased loss reserves by recording loan impairment charges greater than net charge-off of $162 million.

HSBC Finance Corporation

The decrease in net interest income was due to lower average customer loans and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to a deterioration in credit quality, including growth in non-performing assets and lower amortization of deferred fees due to lower loan prepayments. The lower interest expense was due to lower funding needs as a result of a smaller balance sheet. The decrease in net interest margin was primarily a result of the lower overall yields during the quarter. The decrease in net interest margin has been partially offset by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from reduced balances of lower yielding Mortgage Services real estate secured receivables. In addition, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. Other operating income decreased primarily due to losses on our real estate owned portfolio. Operating expenses decreased resulting from lower mortgage origination volumes and lower staffing costs as a result of the termination of employees as part of the decisions to discontinue new correspondent channel acquisitions, cease Decision One operations and close certain Consumer Lending branches, as well as other cost containment measures.

ROA was (2.48) percent for the first quarter of 2008 compared to .46 percent in the year-ago period. The decrease in the ROA ratio was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$83,790	$(2,644)	(3.1)%	$(10,500)	(11.1)%
Auto finance	12,776	(136)	(1.1)	219	1.7
Private label	106	(33)	(23.7)	(157)	(59.7)
Personal non-credit card	17,348	(631)	(3.5)	(865)	(4.7)

Total customer loans	$114,020	$(3,444)	(2.9)%	$(11,303)	(9.0)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)

Mortgage Services	$33,909	$(2,307)	(6.4)%	$(12,777)	(27.4)%
Consumer Lending	49,881	(337)	(.7)	2,277	4.8

Total real estate secured	$83,790	$(2,644)	(3.1)%	$(10,500)	(11.1)%

Customer loans decreased 9 percent at March 31, 2008 as compared to $125.3 billion at March 31, 2007. Real estate secured loans decreased from the year-ago period. The decrease in real estate secured loans was primarily in our Mortgage Services portfolio as a result of the decision to discontinue new correspondent channel acquisitions as well as a loan portfolio sale in the second quarter of 2007 which totaled $2.2 billion. This portfolio balance reduction was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers as a result of the previously discussed trends impacting the mortgage lending industry. The balance of this portfolio will continue to decline going forward. The decrease in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending real estate secured receivable portfolio which reflects sales volumes since March 31, 2007, partially offset by the decline in loan prepayments discussed above. However, this growth was partially offset by changes in product offerings in the second half of 2007 to reduce risk going forward in our Consumer Lending business. These actions, when coupled with a significant reduction in secondary market demand

HSBC Finance Corporation

for subprime loans across the industry, have resulted in lower customer loan balances in our Consumer Lending real estate secured receivables in the first quarter of 2008 and will continue to limit growth in the foreseeable future. Growth in our auto finance portfolio reflects organic growth principally in the near-prime portfolio as a result of growth in the consumer direct loan program, partially offset by lower originations in the dealer network portfolio as a result of actions taken in the second half of 2007 to reduce risk in the portfolio. Personal non-credit card receivables decreased as a result of the actions taken by our Consumer Lending business to reduce risk going forward, including the elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Customer loans decreased 3 percent to $114.0 billion at March 31, 2008 compared to December 31, 2007. Real estate secured loans continued to decrease since December 31, 2007. Our Mortgage Services real estate secured portfolio continued to liquidate during the first quarter of 2008 and lower real estate secured receivables in our Consumer Lending business reflect the changes in our product offering implemented during the second half of 2007. Lower run-off rates partially offset the decreases in our real estate secured portfolio originations. Our auto finance and personal non-credit card receivable portfolios decreased as a result of the changes in our product offerings in the second half of 2007. Additionally, the actions taken in our Auto Finance business in the first quarter of 2008 as discussed previously will limit growth going forward.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase (decrease)
Three months ended March 31,	2008	2007	Amount	%

	(dollars are in millions)

Net income	$348	$484	$(136)	(28.1)%
Net interest income	1,302	1,122	180	16.0
Other operating income	844	854	(10)	(1.2)
Loan impairment charges	1,024	585	439	75.0
Operating expenses	580	632	(52)	(8.2)
Profit (loss) before tax	542	759	(217)	(28.6)
Intersegment revenues	4	16	(12)	(75.0)
Customer loans	46,892	45,057	1,835	4.1
Assets	45,566	44,885	681	1.5
Net interest margin, annualized	10.81%	9.89%	-	-
Return on average assets	2.96	4.18	-	-

Our Card and Retail Services segment reported lower net income in the first quarter of 2008 primarily due to higher loan impairment charges, partially offset by higher net interest income and lower operating expenses. Loan impairment charges were higher due to higher delinquency and charge-off levels as a result of receivable growth, portfolio seasoning, the impact of marketplace conditions and the weakening U.S. economy as discussed above and increased levels of personal bankruptcy filings as well as higher levels of non-prime receivables. Although our non-prime receivables tend to experience higher delinquency and charge-off, they generate higher returns both in terms of net interest margin and fee income. In the first quarter of 2008, we increased credit loss reserves to $3.4 billion by recording loss provision greater than net charge-off of $55 million. In the first quarter of 2007, credit loss reserves for the Card and Retail Services segment decreased to $2.2 billion as loan impairment charges were $51 million lower than net charge-offs.

Net interest income increased in the three months ended March 31, 2008 due to higher average receivables and lower interest expense, partially offset by lower overall yields on our receivable portfolios reflecting market interest rate movements and the impact of a deterioration in credit quality. Net interest margin increased primarily due to a lower cost of funds partially offset by lower overall yields.

HSBC Finance Corporation

Decreases in other operating income resulted from our change in fee billings implemented during the fourth quarter of 2007 as well as higher charge-offs due to credit deterioration. These decreases were partially offset by the impact of higher levels of customer loans, higher late fees due to higher delinquency levels and higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. Lower operating expenses were incurred as we decreased marketing expenses in our effort to slow receivable growth in our credit card portfolio.

The decrease in ROA in the first quarter of 2008 is due to lower net income as discussed above, and higher average assets for the period.

We are also considering the sale of our General Motors (“GM”) MasterCard portfolio to HSBC Bank USA in the future in order to maximize the efficient use of capital and liquidity at each entity. Any such sale will be subject to obtaining any required regulatory and other approvals. We would, however, maintain the customer account relationships and, subsequent to the initial receivable sale, additional volume would be sold to HSBC Bank USA on a daily basis. At March 31, 2008, the GM Portfolio had an outstanding receivable balance of approximately $6.5 billion. If this sale occurs, there will be no impact to our segment results which are on an IFRS Management basis. However on a U.S. GAAP basis of reporting, it would result in a significant gain upon completion. Additionally, in future periods on a U.S. GAAP basis of reporting our net interest income, fee income and provision for credit losses for GM credit card receivables would be reduced, while other income would increase due to gains from continuing sales of GM credit card receivables and receipt of servicing revenue on the portfolio from HSBC Bank USA. We anticipate that the net effect of these potential sales would not have a material impact on our consolidated future results of operations.

Customer loans decreased 6 percent to $46.9 billion at March 31, 2008 compared to $49.7 billion at December 31, 2007. The decrease is a result of the numerous actions taken in the fourth quarter of 2007 to limit credit card receivable loan growth in 2008 and normal seasonal run-off for both our credit card and private label receivable portfolios. Compared to March 31, 2007, customer loans increased 4 percent reflecting domestic organic growth in our Union Privilege, Metris and non-prime credit card portfolios and organic growth in our domestic private label receivable portfolio, partially offset by the aforementioned actions taken in the fourth quarter to limit growth.

International Segment The following table summarizes the IFRS Management Basis results for our International segment:

			Increase
			(decrease)
Three months ended March 31,	2008	2007	Amount	%

	(dollars are in millions)

Net income (loss)	$16	$(90)	$106	100+ %
Net interest income	209	204	5	2.5
Other operating income	50	47	3	6.4
Loan impairment charges	108	248	(140)	(56.5)
Operating expenses	122	128	(6)	(4.7)
Profit (loss) before tax	29	(125)	154	100+
Intersegment revenues	4	5	(1)	(20.0)
Customer loans	9,863	9,506	357	3.8
Assets	10,127	10,238	(111)	(1.1)
Net interest margin, annualized	8.25%	8.20%	-	-
Return on average assets	.60	(3.43)	-	-

Our International segment reported net income in the first quarter of 2008 primarily due to lower loan impairment charges. Applying constant currency rates, which uses the average rate of exchange for the three-month period ended March 31, 2007 to translate current period net income, the net income in the first quarter of 2008 would have been lower by approximately $3 million.

HSBC Finance Corporation

Loan impairment charges decreased in the first quarter of 2008 primarily due to loan impairment charges in the year-ago period which included a $117 million increase in credit loss reserves due to a refinement in the methodology used to calculate roll rate percentages by our U.K. operations. Excluding this refinement in methodology, loan impairment charges were still lower than the year-ago period due to lower charge-off levels reflecting our tightened lending criteria and lower customer loan balances in our U.K. operations, partially offset by higher loan impairment charges in our Canadian operations due to receivable growth. In the first quarter of 2008, we decreased loss reserves in our International segment as loan impairment charges were $1 million lower than net charge-offs. In the first quarter of 2007, we increased loss reserves in our International segment as loan impairment charges were $110 million higher than net charge-offs.

Net interest income increased primarily as a result of higher receivable levels in our Canadian operations and higher overall yields in our U.K. operations, partially offset by higher interest expense in our Canadian operations and lower receivable levels in our U.K. operations. The lower receivable levels in our U.K. subsidiary were due to decreased sales volumes resulting from the continued challenging credit environment in the U.K. and the numerous actions taken in the fourth quarter of 2007 to reduce risk in our receivable portfolio. Net interest margin increased due to higher yields on customer loans in our U.K. operations as we have renegotiated the contract with our primary retail partner in May 2007, partially offset by higher cost of funds in both our U.K. and Canadian operations as compared to the year-ago period.

Operating expenses decreased due to lower salary expense as a result of lower staffing levels in the U.K. branch network, the sale of the U.K. insurance operations in November 2007 and lower marketing expenses in our U.K. operations. The decreases in operating expenses in our U.K. operations were partially offset by increased operating expenses to support receivable growth in our Canadian operations.

ROA was .60 percent for the first quarter of 2008 compared to (3.43) percent in the year-ago period. The increase in ROA is primarily due to the higher net income discussed above, and lower average assets.

Customer loans for our International segment can be further analyzed as follows:

		Increases (decreases) from
		December 31,		March 31,
	March 31,	2007		2007
	2008	$	%	$	%

	(dollars are in millions)
Real estate secured	$3,932	$(270)	(6.4)%	$215	5.8%
Auto finance	337	(22)	(6.1)	34	11.2
Credit card	271	(44)	(14.0)	38	16.3
Private label	2,844	(63)	(2.2)	589	26.1
Personal non-credit card	2,479	(163)	(6.2)	(519)	(17.3)

Total customer loans	$9,863	$(562)	(5.4)%	$357	3.8%

Customer loans of $9.9 billion at March 31, 2008 increased 4 percent compared to $9.5 billion at March 31, 2007. The increase was primarily as a result of foreign exchange impacts. Applying constant currency rates, customer loans at March 31, 2008 would have been approximately $610 million lower. Excluding the positive foreign exchange impacts, higher customer loans in our Canadian business were more than offset by the impact of lower customer loans in our U.K. operations. The increase in our Canadian business is due to growth in the real estate secured, credit card and private label portfolios. Lower real estate secured loans in the U.K. reflect the numerous actions taken in the fourth quarter of 2007 to reduce risk in this portfolio as well as a general slowing in the U.K. real estate market. Personal non-credit card loans continue to decline due to lower sales volumes in the U.K. branch network. See Note 15, “Subsequent Event,” for discussion of the scope of our ongoing U.K. operations.

Compared to December 31, 2007, customer loans decreased 5 percent. Our Canadian and U.K. operations experienced decreases in both the secured and unsecured portfolios as a result of the numerous actions taken in the fourth quarter of 2007 to reduce risk in this portfolio. The decrease was partially offset by foreign exchange impacts. Applying constant currency rates, which uses the December 31, 2007 rate of exchange to translate current customer loan balances, customer loans would have been approximately $260 million higher at March 31, 2008.

HSBC Finance Corporation

Credit Quality

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

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

The following table sets forth credit loss reserves for the periods indicated:

	March 31,	December 31,	March 31,
	2008	2007	2007

	(dollars are in millions)

Owned credit loss reserves	$11,358	$10,905	$6,798
Reserves as a percent of:
Receivables	7.53%	6.98%	4.24%
Net charge-offs(1)	115.1	140.0	115.5
Nonperforming loans	119.1	123.4	116.1

(1)	Quarter-to-date, annualized.

HSBC Finance Corporation

Credit loss reserve levels at March 31, 2008 increased as compared to December 31, 2007 as we recorded loss provision in excess of net charge-offs of $463 million during the three months ended March 31, 2008. The increase was primarily a result of the higher delinquency and loss estimates in our domestic real estate secured receivable portfolio, as discussed more fully below, and in our Consumer Lending personal non-credit card portfolio.

Credit loss reserves at March 31, 2008 increased markedly as compared to March 31, 2007 primarily as a result of higher delinquency and loss estimates in our domestic real estate secured receivable portfolio, our Consumer Lending personal non-credit card portfolio and our credit card receivable portfolio, as previously discussed. In addition, the higher credit loss reserve levels reflect higher dollars of delinquency due to higher levels of delinquent receivables driven by portfolio seasoning and increased levels of personal bankruptcy filings, partially offset by lower overall receivables. Higher credit loss reserves at March 31, 2008 also reflect a higher mix of non-prime receivables in our credit card receivable portfolios.

As previously discussed, we are experiencing higher delinquency and loss estimates at our Mortgage Services and Consumer Lending businesses as compared to the year-ago period. In establishing reserve levels, we considered the severity of losses expected to be incurred above our historical experience given the current housing market trends in the United States. During the second half of 2007 and continuing into 2008, unprecedented turmoil in the mortgage lending industry resulted in reduced secondary market liquidity in the marketplace for subprime mortgages. In response, lenders have markedly tightened underwriting standards and reduced the availability of subprime mortgages. As fewer financing options currently exist in the marketplace for subprime customers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. The rate of home price deterioration in certain markets increased significantly during the first quarter of 2008 and is expected to continue into 2009. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home price appreciation remains stagnant in many markets and depreciates in others. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off and loss estimates in our Mortgage Services and Consumer Lending real estate secured receivable portfolios. We have considered these factors in establishing our credit loss reserve levels.

We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at potentially higher contractual reset rates given fluctuations in interest rates since origination, as well as their ability to repay an underlying second lien mortgage outstanding that we hold. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, in situations where the payment has either already reset or will reset in the near term, the value of the collateral can be estimated and as a result, losses are included in our credit loss reserves. Additionally, a significant portion of our second lien Mortgage Services mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to perform like unsecured loans. As a result, we have included estimates of losses on such loans in our credit loss reserves.

Reserves as a percentage of receivables at March 31, 2008 were higher than at March 31, 2007 and December 31, 2007 due to the impact of additional reserve requirements as discussed above and, compared to March 31, 2007, lower receivable levels. Reserves as a percentage of net charge-offs were lower than at December 31, 2007 as the increase in charge-offs outpaced the increase in reserve levels during the quarter primarily due to the significant increase in delinquency in our Consumer Lending and Mortgage Services real estate secured portfolios experienced in the second half of 2007 which have now begun to migrate to charge-off in 2008. Reserves as a percentage of net charge-offs as compared to March 31, 2007 was essentially flat as net charge-offs and reserve levels, while significantly higher than compared to the year-ago period, increased at the same rate. Reserves as a percentage of nonperforming loans were lower compared to December 31, 2007 as the level of nonperforming loans increased at a quicker pace than reserve levels as reserve requirements in 30- and 60- day delinquency buckets in the Mortgage

HSBC Finance Corporation

Services business and credit card receivable portfolio decreased as a result of lower new originations. Reserves as a percentage of nonperforming loans as compared to March 31, 2007 increased slightly as the increase in nonperforming loans and reserve levels increased at similar rates.

Delinquency

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables):

	March 31,	December 31,	March 31,
	2008	2007	2007

Real estate secured(1)	7.95%	7.08%	3.73%
Auto finance	2.84	3.67	2.32
Credit card	5.87	5.77	4.53
Private label	4.24	4.26	5.27
Personal non-credit card	14.80	14.13	10.21

Total consumer	7.93%	7.41%	4.64%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) are comprised of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007

Mortgage Services:
First lien	12.27%	10.91%	4.96%
Second lien	16.89	15.43	6.69

Total Mortgage Services	13.14	11.80	5.31
Consumer Lending:
First lien	4.49	3.72	2.01
Second lien	7.91	6.93	3.32

Total Consumer Lending	4.95	4.15	2.20
Foreign and all other:
First lien	3.14	2.62	1.65
Second lien	4.64	4.59	5.07

Total Foreign and all other	4.26	4.12	4.35

Total real estate secured	7.95%	7.08%	3.73%

Total delinquency increased 52 basis points, compared to the prior quarter in spite of seasonal factors and improvements in our collection activities for all domestic receivable products in the first quarter as some customers use their tax refunds to make payments. Lower receivable levels, resulting from portfolio run-off as well as the lower new origination volumes resulting from the risk mitigation efforts and changes to product offerings in the second half of 2007, also negatively impacted the delinquency ratios. The real estate secured two-months-and-over contractual delinquency ratio reflects higher delinquency levels in our Mortgage Services and Consumer Lending businesses. This increase resulted from continued weakening in the housing and mortgage industry, rising unemployment rates in certain markets, continued weakening in the U.S. economy and the impact of lower real estate secured receivable levels as discussed above. Our credit card receivable portfolio also reported an increase in the two-months-and-over contractual delinquency ratio as seasonal factors and improvements in collection activities were offset by continued deterioration in the marketplace and broader economic conditions, portfolio seasoning, a higher mix of non-prime receivables and lower receivable levels as discussed above, including normal seasonal run-off. The decrease in two-months-and-over contractual delinquency as a percentage of consumer receivables in our auto finance portfolio reflects the seasonal factors and improvements in collection activities partially offset by the deterioration of marketplace and broader economic conditions. The increase in delinquency in

HSBC Finance Corporation

our personal non-credit card portfolio ratio reflects portfolio seasoning and a continuing deterioration across the portfolio which was more pronounced in certain geographic regions in our domestic portfolio, and lower receivable levels as discussed above, partially offset by seasonal factors and improvements in collection activities.

Dollars of delinquency increased $383 million compared to the prior quarter reflecting the increases in delinquency in our real estate secured portfolios as discussed above due in part to lower real estate secured prepayments as market conditions have reduced refinancing and liquidation opportunities for our customers. All other products reported either lower or flat dollars of delinquency as the normal seasonal factors and improvements in collection activities in the first quarter were offset by the continuing deterioration in credit quality as described above.

Compared to March 31, 2007, our total consumer delinquency ratio increased 329 basis points largely due to higher real estate secured delinquency levels. With the exception of our private label portfolio, we experienced higher delinquency levels across all products. Our credit card portfolio reported a marked increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, portfolio seasoning, higher levels of personal bankruptcy filings and the continuing deterioration of marketplace and broader economic conditions. The increase in the auto finance portfolio ratio reflects the deterioration of marketplace and broader economic conditions. The increase in delinquency in our personal non-credit card portfolio ratio reflects a deterioration across the portfolio as discussed above. Lower receivable levels, as discussed above, also negatively impacted the delinquency ratios.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables):

	March 31,	December 31,	March 31,
	2008	2007	2007

Real estate secured(1)	4.49%	2.96%	1.73%
Auto finance	4.94	5.07	3.64
Credit card	9.86	8.17	7.08
Private label	4.05	3.71	5.30
Personal non-credit card	11.00	9.13	7.73

Total	6.42%	4.96%	3.64%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	5.07%	3.79%	1.86%

HSBC Finance Corporation

(1)	Real estate secured net charge-off of consumer receivables as a percent, annualized, of average consumer receivables are comprised of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007

Mortgage Services:
First lien	4.24%	2.29%	1.17%
Second lien	26.90	17.42	7.97

Total Mortgage Services	8.62	5.30	2.55
Consumer Lending:
First lien	1.14	1.04	.80
Second lien	7.95	4.21	1.93

Total Consumer Lending	2.06	1.47	.96
Foreign and all other:
First lien	.78	.81	1.34
Second lien	1.56	1.23	1.29

Total Foreign and all other	1.37	1.13	1.30

Total real estate secured	4.49%	2.96%	1.73%

Net charge-offs as a percent, annualized, of average consumer receivables increased 146 basis points compared to the prior quarter primarily due to higher charge-offs in our real estate secured, credit card and personal non-credit card portfolios as the higher delinquency levels we have been experiencing are migrating to charge-off. A weakening U.S. economy has impacted the charge-off ratio for all of our domestic products. The impact of lower average receivable levels driven by the elimination of correspondent purchases and changes in product offerings in the second half of 2007 have also resulted in an increase in our net charge-off ratio. The net charge-off ratio increased significantly in our real estate secured receivable portfolio reflecting the continued weakening in the housing and mortgage industry, including marked decreases in home values in certain markets, seasoning in our Consumer Lending real estate secured receivable portfolio and a declining average receivable balance. The net charge-off ratio for our credit card receivable portfolio also reflects a shift in mix to higher levels of non-prime receivables, portfolio seasoning and higher levels of bankruptcy filings. The net charge-off ratio in our auto finance portfolio reflects seasonal factors and improvements in collection activities during the first quarter, partially offset by the deterioration of marketplace and broader economic conditions and increased severities particularly for less cost efficient vehicles. The personal non-credit card charge-off ratio increased reflecting a deterioration across the portfolio which was more pronounced in certain geographic regions. The charge-off ratio for all domestic products was impacted by seasonal factors and improvements in collection activities during the first quarter.

As compared to the prior year quarter, net charge-offs as a percent, annualized, of average consumer receivables increased 278 basis points primarily due to higher charge-offs in our real estate secured portfolios, as discussed above. The net charge-off ratio in our credit card, auto finance and personal non-credit card portfolios increased as well due to continued weakening in the U.S. economy, higher levels of bankruptcy filings and for our auto finance portfolio increases in severities.

HSBC Finance Corporation

Nonperforming Assets

	March 31,	December 31,	March 31,
	2008	2007	2007

	(dollars are in millions)

Nonaccrual receivables(1)	$8,260	$7,562	$4,945
Accruing consumer receivables 90 or more days delinquent	1,277	1,277	908

Total nonperforming receivables	9,537	8,839	5,853
Real estate owned	1,082	1,023	733

Total nonperforming assets	$10,619	$9,862	$6,586

Credit loss reserves as a percent of nonperforming receivables	119.1%	123.4%	116.1%

(1)	Nonaccrual receivables are comprised of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007

	(in millions)

Real estate secured:
Closed-end:
First lien	$4,005	$3,387	$2,032
Second lien	1,021	901	520
Revolving:
First lien	20	20	17
Second lien	318	349	226

Total real estate secured	5,364	4,657	2,795
Auto finance	367	483	291
Private label	68	74	77
Personal non-credit card	2,461	2,348	1,782

Total nonaccrual receivables	$8,260	$7,562	$4,945

Compared to December 31, 2007, the increase in total nonperforming assets is primarily due to higher levels of real estate secured nonaccrual receivables at our Mortgage Services and Consumer Lending businesses due to the higher overall delinquency levels as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $1.4 billion at March 31, 2008, $1.2 billion at December 31, 2007 and $682 million at March 31, 2007. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently, and/or to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such restructuring policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If a restructured account subsequently experiences payment defaults, it will again become contractually delinquent.

The tables below summarize approximate restructuring statistics in our managed basis domestic portfolio. Managed basis assumes that securitized receivables have not been sold and remain on our balance sheet. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As the level of our securitized receivables were reduced to zero during the first quarter of 2008, managed basis and owned basis results have now converged. As previously

HSBC Finance Corporation

reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

Total Restructured by Restructure Period – Domestic Portfolio(1)

(Managed Basis)

	March 31,	December 31,	March 31,
	2008	2007	2007

	(dollars are in millions)

Never restructured	82.0%	83.6%	87.9%
Restructured:
Restructured in the last 6 months	7.6	7.3	5.6
Restructured in the last 7-12 months	5.2	4.5	2.8
Previously restructured beyond 12 months	5.2	4.6	3.7

Total ever restructured(2)	18.0	16.4	12.1

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured(3)	$18,151	$16,790	$11,779
Auto finance	2,180	2,145	1,919
Credit card	794	788	802
Private label	26	27	30
Personal non-credit card	4,256	4,098	3,722

Total	$25,407	$23,848	$18,252

(As a percent of managed receivables)
Real estate secured(3)	22.2%	19.9	12.7%
Auto finance	17.1	16.6	15.3
Credit card	2.8	2.6	2.9
Private label	21.9	18.4	11.5
Personal non-credit card	24.5	22.7	20.3

Total(2)	18.0%	16.4	12.1%

(1)	Excludes foreign businesses, commercial and other.

(2)	Total including foreign businesses was 17.4 percent at March 31, 2008, 15.8 percent at December 31, 2007 and 11.7 percent at March 31, 2007.

(3)	The Mortgage Services and Consumer Lending businesses real estate secured restructures are as shown in the following table:

HSBC Finance Corporation

	March 31,	December 31,	March 31,
	2008	2007	2007

	(in millions)

Mortgage Services	$8,219	$7,682	$5,041
Consumer Lending	9,932	9,108	6,738

Total real estate secured	$18,151	$16,790	$11,779

The increase in restructured loans in the first quarter of 2008 was primarily attributable to higher contractual delinquency due to deteriorating credit quality, portfolio growth and seasoning, including our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability. As such, we anticipate restructured loans will continue to increase. At March 31, 2008, December 31, 2007 and March 31, 2007 our two-months-and-over contractual delinquency included $4.7 billion (19 percent of total restructured loans in the table above), $4.5 billion (19 percent of total restructured loans in the table above) and $2.4 billion (13 percent of total restructured loans in the table above), respectively, of restructured accounts that subsequently experienced payment defaults.

As discussed more fully below, beginning in the fourth quarter of 2006 we expanded the use of account modification and reset the delinquency status to current for certain of those accounts. Such accounts are included in the above restructure statistics. The following table shows the number of real estate secured accounts which have been restructured where the delinquency status was reset and whose loan terms were also modified, primarily through rate reductions, as well as the outstanding receivable balance of these accounts:

Real Estate Restructures with Modifications
			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(dollars are in millions)

March 31, 2008	21,021	7,612	$2,355	$1,087
December 31, 2007	18,330	6,871	1,909	960
March 31, 2007	14,653	2,850	1,304	376

Since the fourth quarter of 2006, we have significantly increased our use of modifications in response to what we expect will be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, we are actively using account modifications at our Mortgage Services business to modify the rate and/or payment on a number of qualifying delinquent loans and restructure certain of these accounts after receipt of one or more modified payments and upon other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or income that has proven unfounded. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through either loan restructuring or modification. We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance. Based on the economic environment and expected slow recovery of housing values, we have also identified customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. In the first quarter of 2008, we implemented additional longer term modification programs providing assistance for generally either two or five years for such customers across the Consumer Lending and Mortgage Services businesses. The assistance will keep more customers in their homes, while maximizing future cash flows.

Loans included in the restructure statistics reported on the previous page which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications, are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 4, “Receivables,” to our accompanying consolidated financial statements.

HSBC Finance Corporation

In addition to our restructuring and modification policies and practices, we employ other customer account management techniques in respect of delinquent accounts that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, temporary or permanent loan modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreeing to pay us an additional amount with future required payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms.

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

The amount of domestic and foreign managed receivables in forbearance, modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.3 billion or .2 percent of managed receivables at March 31, 2008 and December 31, 2007.

As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs. We are proactively writing and calling customers who have adjustable rate mortgage loans nearing the first reset that we expect will be the most impacted by a rate adjustment. Through a variety of means, we assess their ability to make the adjusted payment and, as appropriate and in accordance with defined policies, we modify the loans, allowing time for the customer to seek alternative financing or improve their individual situation. These loan modifications primarily involve a twelve-month temporary interest rate relief by either maintaining the current interest rate for the entire twelve-month period or resetting the interest rate for the twelve-month period to a rate lower than originally required at the first reset date. As a result of this specific risk mitigation effort, we modified approximately 1,500 loans with an aggregate balance of $270 million during the first quarter of 2008 and modified approximately 11,900 loans with an aggregate balance of $1.9 billion since the inception of the program in October 2006. At the end of the twelve-month modification period, the interest rate on the loan will reset in accordance with the original loan terms unless the borrower qualifies for and is granted a new modification. At March 31, 2008, 73 percent of loans granted a modification under this program are less than 60-days delinquent and 9 percent have been paid in full. Loans modified as part of this specific risk mitigation effort are not included in the table above, as we have not reset delinquency on these loans as they were not contractually delinquent at the time of the modification. However, if the loan had been restructured in the past for other reasons, it is included in the table above.

In the first quarter of 2008, we expanded the program for qualified ARM customers approaching their first reset. For selected customer segments, the program will automatically modify the qualified loans to a lower rate than expected at the first reset for ARM customers. We also implemented a program which will automatically modify qualified loans to a lower fixed rate for selected fixed rate customer segments. The volume of modifications under the longer term and automatic modification programs implemented in the first quarter of 2008 was small as these programs were just recently introduced, but we anticipate volumes of loan modifications under these programs will increase significantly during the remainder of 2008.

HSBC Finance Corporation

Geographic Concentrations The following table reflects the percentage of domestic consumer receivables by state which individually account for 5 percent or greater of our domestic portfolio as of March 31, 2008.

Percent of Total
Domestic
State	Receivables

California	12%
Florida	7
New York	6
Ohio	5
Pennsylvania	5
Texas	5

Liquidity and Capital Resources

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,		December 31,
	2008		2007

	(in billions)

Debt issued to HSBC subsidiaries:
Drawings on bank lines in the U.K. and Europe	$3.4		$3.5
Term debt	11.1		11.1
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	14.8		14.9

Debt outstanding to HSBC clients:
Euro commercial paper	1.2		2.0
Term debt	.8		.8

Total debt outstanding to HSBC clients	2.0		2.8
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	18.0		19.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.5)		(5.4)

Total real estate secured receivable activity with HSBC Bank USA	2.4		2.5

Cash received from sale of European Operations to HBEU affiliate	-	(1)	-	(1)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	4.0		2.4

Total HSBC related funding	$43.9		$44.5

(1)	Less than $100 million.

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent of our total debt and preferred stock funding at March 31, 2008 and December 31, 2007.

Cash proceeds of $46 million from the November 2006 sale of the European Operations and $2.7 billion from the December 2005 sale of our U.K. credit card receivables to HBEU were used to partially pay down drawings on bank lines from HBEU for the U.K. Proceeds received from the bulk sale and subsequent daily sales of domestic private

HSBC Finance Corporation

label credit card receivables to HSBC Bank USA of $18.0 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions were also used to fund ongoing operations.

At March 31, 2008 and December 31, 2007 we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances. We also had a revolving credit facility from HBEU to fund our operations in the U.K. of $4.5 billion at March 31, 2008 and $5.7 billion at December 31, 2007. At March 31, 2008, $3.4 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. and no balances were outstanding under the domestic lines. We had derivative contracts with a notional value of $86.9 billion, or 97 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2008 and $91.8 billion, or approximately 97 percent at December 31, 2007.

Securities and other short-term investments Securities totaled $3.2 billion at March 31, 2008 and December 31, 2007. Securities purchased under agreements to resell totaled $2.4 billion at March 31, 2008 and $1.5 billion at December 31, 2007. Interest bearing deposits with banks totaled $241 million at March 31, 2008 and $335 million at December 31, 2007. The increase in securities purchased under agreements to resell is due to the increased amount of cash collateral related to our interest rate swaps due to the strengthening Euro which was invested in these instruments.

Commercial paper, bank and other borrowings totaled $6.9 billion at March 31, 2008 and $8.4 billion at December 31, 2007. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $1.2 billion at March 31, 2008 and $2.0 billion at December 31, 2007. Commercial paper balances were lower at March 31, 2008 as a result of lower short term funding requirements due to a reduction in the overall size of the balance sheet. Generally, our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. Should this ratio fall below 100 percent, the combination of committed bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115 percent of outstanding commercial paper. At no time will the ratio of committed bank credit facilities to outstanding commercial paper fall below 80 percent.

We had committed back-up lines of credit totaling $11.7 billion at March 31, 2008 to support our domestic issuance of commercial paper. In April 2008, $2.9 billion of these back-up lines expired. Due to the current condition of the subprime credit markets and the banking markets in general, we have delayed the refinancing of these matured back-up lines. We anticipate renewing a portion of these lines in the near future. We do not expect this reduction will have a significant impact on the availability of short term funding.

At March 31, 2008, we had conduit credit facilities with commercial and investment banks under which our domestic operations may issue securities backed with up to $13.8 billion of receivables, including auto finance, credit card and personal non-credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity decreased by $3.6 billion in the first quarter of 2008 as certain facilities were not renewed. Conduit capacity for real estate secured receivables decreased $3.2 billion and capacity for other products decreased $.4 billion. These reductions are primarily the result of decisions by the providing institutions to reduce their overall exposure to subprime receivables. At March 31, 2008, $9.6 billion of auto finance, credit card, personal non-credit card and real estate secured receivables were used in collateralized funding transactions structured either as securitizations or secured financings under these funding programs. The amount available under the facilities varies based on the timing and volume of public securitization transactions. We also anticipate a reduction in the available conduit credit facilities as they mature throughout the remainder of 2008 due to continuing concerns about subprime credit quality. For the conduit credit facilities that do renew, credit performance requirements will be more restrictive and pricing will increase to reflect the perceived quality of the underlying assets. Our 2008 funding plan incorporates the anticipated reductions in these facilities.

Long term debt (with original maturities over one year) decreased to $118.7 billion at March 31, 2008 from $123.3 billion at December 31, 2007. Issuances during the first quarter of 2008 included the following:

•	$.5 billion of InterNotessm (retail-oriented medium-term notes)

HSBC Finance Corporation

•	$.7 billion of securities backed by auto finance and credit card receivables. For accounting purposes, these transactions were structured as secured financings.

Common Equity In the first quarter of 2008, HINO made a capital contribution of $1.6 billion in exchange for one share of common stock to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

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

Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2008	2007

TETMA + Owned Reserves(1)	15.38%	13.98%
Tangible common equity to tangible managed assets(1)	6.97	6.09
Common and preferred equity to owned assets	9.62	8.56
Excluding purchase accounting adjustments:
TETMA + Owned Reserves(1)	15.50	14.18
Tangible common equity to tangible managed assets(1)	7.09	6.27

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Securitizations and secured financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have been a source of funding and liquidity for us. Collateralized funding transactions have been used to limit our reliance on the unsecured debt markets and can be a more cost-effective source of alternative funds. Beginning in the third quarter of 2004, we structured all new collateralized funding transactions as secured financings. In February 2008, we repaid the remaining securitized receivable credit card trust and, as a result, we no longer have any outstanding securitizations.

HSBC Finance Corporation

Secured financings are summarized in the following table:

Three months ended March 31,	2008	2007

	(in millions)

Real estate secured	$-	$-
Credit card	500	1,890
Auto finance	200	1,069
Personal non-credit card	-	110

Total	$700	$3,069

As of March 31, 2008, outstanding secured financings of $21.0 billion were secured by $29.1 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $23.2 billion at December 31, 2007 were secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings represented 15 percent of the funding associated with our managed funding portfolio at March 31, 2008 and 16 percent at December 31, 2007.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	March 31,	December 31,
	2008	2007

	(in billions)

Private label, and credit cards	$157	$162
Other consumer lines of credit	8	9

Open lines of credit(1)	$165	$171

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to March 31, 2008 and December 31, 2007, respectively.

In January 2008, we extended a line of credit to H&R Block for up to $3.0 billion to fund the purchase of a participation interest in refund anticipation loans. At March 31, 2008, H&R Block had $68 million outstanding under this commitment. In April 2008, the balance was paid in full and the commitment was closed.

2008 Funding Strategy The acquisition by HSBC markedly improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2008 are summarized in the table that follows.

HSBC Finance Corporation

	Actual	Estimated
	January 1	April 1
	through	through	Estimated
	March 31,	December 31,	Full Year
	2008	2008	2008

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(5)	$(12) -(5)	$(17) -(10)
Commercial paper and term debt maturities	10	16 -18	26 - 28
Secured financings and conduit facility maturities	6	6 -10	12 - 16
Other	(2)	1 - 5	(1) - 3

Total funding needs	$9	$11 -28	$20 - 37

Funding sources:
Commercial paper and term debt issuances	$4	$6 - 14	$10 - 18
Secured financings and conduit facility renewals	3	5 - 11	8 - 14
HSBC and HSBC subsidiaries (including capital infusions)	2	0 - 3	2 - 5

Total funding sources	$9	$11 - 28	$20 - 37

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services and Consumer Lending businesses. As a result in 2007, we discontinued new correspondent channel acquisitions and ceased operations of Decision One. Additionally, we eliminated certain product offerings and tightened underwriting criteria in our Consumer Lending business. These actions, combined with normal portfolio attrition and risk mitigation efforts, will result in a continued reduction in our aggregate portfolio in 2008. As opportunities arise, we may also consider the possibility of selling selected portfolios. Constrained risk appetite as well as any decisions to sell selected portfolios will result in attrition in the balance sheet during 2008.

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2007.

At March 31, 2008, we had derivative contracts with a notional value of approximately $89.5 billion, including $86.9 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities. At March 31, 2008, we provided third party swap counterparties with $39 million collateral. At December 31, 2007, we provided third party swap counterparties with $51 million collateral. When the fair value of our agreements with affiliate counterparties require the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At March 31, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $6.0 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets. An additional $375 million of collateral in the form of securities was provided at March 31, 2008 by the affiliate which was not recorded on our balance sheet. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.8 billion which is offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1 and recorded in our balance sheet as a component of derivative related assets. No collateral was provided in the form of securities at December 31, 2007.

HSBC Finance Corporation

Liquidity Risk Our liquidity is critical to our ability to operate our businesses, fund new loans and be profitable. A compromise to our liquidity could therefore have a negative effect on our financial results. During 2007 and continuing into 2008, the capital markets have been severely disrupted and became highly risk averse and reactionary. Until recently, institutional fixed income investors have been reluctant to commit significant levels of liquidity to the financial sector of the market. Traditional providers of credit to the subprime market are either reducing their exposure to this asset class or markedly tightening the credit standards necessary to receive financing for subprime assets. This has raised our cost of funds. Potential conditions that could negatively affect our liquidity include diminished access to capital markets, unforeseen cash or capital requirements, an inability to sell assets or execute secured financing transactions due to reduced investor appetite for non-prime assets and an inability to obtain expected funding from HSBC subsidiaries and clients.

Our credit ratings are an important part of maintaining our liquidity. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, limit access to capital markets, require cash payments or collateral posting.

There have been no significant changes in our approach to liquidity risk since December 31, 2007.

Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit was $2.35 million at March 31, 2008 and $2 million at December 31, 2007, which includes the risk associated with hedging instruments. Over the last 90 days, we have experienced significant interest rate volatility and a widening of both the primary and secondary market credit spreads corresponding to our debt. These events have resulted in an increase in our PVBP position to $(3.2) million at March 31, 2008. When the effects of credit spread widening are factored out of this calculation, PVBP is reduced to $(1.3) million at March 31, 2008. As the most recently reported position was not the result of any specific balance sheet action and we remained within all other balance sheet limits, internal approvals were received to maintain the balance sheet as structured at March 31, 2008. As of December 31, 2007, we had a PVBP position of $(1.7) million reflecting the impact of a one basis point increase in interest rates.

The following table shows the components of PVBP at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$(.4)	$(.2)
Risk for all other remaining assets and liabilities	(2.8)	(1.5)

Total PVBP risk	$(3.2)	$(1.7)

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2008 a declining balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	March 31,	December 31,
	2008	2007

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$150	$153
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	153	132

In the March 2008 and December 2007 calculations, looking forward through 2008, a greater number of real estate secured receivables are expected to remain on the books due to fewer refinancing options available to subprime customers. As a result, the total benefit to net interest income has increased in the declining rate scenario. However, we anticipate higher levels of delinquency and loan impairment charges as these remain on the books longer.

HSBC Finance Corporation

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

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2007.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2007.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2007.

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2008	2007

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$14,903	$13,584
Exclude:
Fair value option adjustment	(1,337)	(545)
Unrealized (gains) losses on cash flow hedging instruments	1,206	718
Minimum pension liability	4	3
Unrealized gains on investments and interest-only strip receivables	15	13
Intangible assets	(1,052)	(1,107)
Goodwill	(2,804)	(2,827)

Tangible common equity	10,935	9,839
HSBC acquisition purchase accounting adjustments	215	267

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$11,150	$10,106

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,935	$9,839
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275

Tangible shareholder’s(s’) equity	12,785	11,689
HSBC acquisition purchase accounting adjustments	215	267

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$13,000	$11,956

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,785	$11,689
Owned loss reserves	11,358	10,905

Tangible shareholder’s(s’) equity plus owned loss reserves	24,143	22,594
HSBC acquisition purchase accounting adjustments	215	267

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$24,358	$22,861

Tangible managed assets:
Owned assets	$160,825	$165,504
Receivables serviced with limited recourse	-	124

Managed assets	160,825	165,628
Exclude:
Intangible assets	(1,052)	(1,107)
Goodwill	(2,804)	(2,827)
Derivative financial assets	(6)	(48)

Tangible managed assets	156,963	161,646
HSBC acquisition purchase accounting adjustments	235	(387)

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$157,198	$161,259

Equity ratios:
Common and preferred equity to owned assets	9.62%	8.56%
Tangible common equity to tangible managed assets	6.97	6.09
Tangible shareholder’s(s’) equity to tangible managed assets	8.15	7.23
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	15.38	13.98
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.09	6.27
Tangible shareholder’s(s’) equity to tangible managed assets	8.27	7.41
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	15.50	14.18

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

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HSBC Finance Corporation

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

SECURITIES LITIGATION

In August 2002, we restated previously reported consolidated financial statements. The restatement related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Card Services segment. In consultation with our prior auditors, Arthur Andersen LLP, we treated payments made in connection with these agreements as prepaid assets and amortized them in accordance with the underlying economics of the agreements. Our current auditor, KPMG LLP, advised us that, in its view, these payments should have either been charged against earnings at the time they were made or amortized over a shorter period of time. The restatement resulted in a $155.8 million, after-tax, retroactive reduction to retained earnings at December 31, 1998. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, HSBC Finance Corporation, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of Federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. On December 3, 2004, the court signed the parties’ stipulation to certify a class with respect to the claims brought under § 10 and § 20 of the Securities Exchange Act of 1934. The parties stipulated that plaintiffs will

HSBC Finance Corporation

not seek to certify a class with respect to the claims brought under § 11 and § 15 of the Securities Act of 1933 in this action or otherwise.

The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also dismissed all alleged § 10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. Discovery has concluded. Separately, one of the defendants, Arthur Andersen LLP, entered into a settlement of the claims against Arthur Andersen. This settlement received Court approval in April, 2006. At this time we are unable to quantify the potential impact from this action, if any.

With respect to this securities litigation, we believe that we have not, and our officers and directors have not, committed any wrongdoing and there will be no finding of improper activities that may result in a material liability to us or any of our officers or directors.

Item 6. Exhibits

Exhibits included in this Report:

3(ii)	Bylaws of HSBC Finance Corporation, as amended May 1, 2008 (incorporated by reference to Exhibit 3.2 of HSBC Finance Corporation’s Current Report on Form 8-K filed on May 2, 2008).
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt and Preferred Stock Securities Ratings

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

HSBC Finance Corporation
(Registrant)

/s/  Beverley A. Sibblies
Beverley A. Sibblies
Executive Vice President and
Chief Financial Officer

HSBC Finance Corporation

Exhibit Index

3(ii)	Bylaws of HSBC Finance Corporation, as amended May 1, 2008 (incorporated by reference to Exhibit 3.2 of HSBC Finance Corporation’s Current Report on Form 8-K filed on May 2, 2008).
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Debt and Preferred Stock Securities Ratings