Form 10-K/A
period 2007-12-31
HSBC Finance Corp
filed 2008-06-30
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8198

HSBC FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)
26525 North Riverwoods Boulevard, Mettawa, Illinois	60045
(Address of principal executive offices)	(Zip Code)
(224) 544-2000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

8.40% Debentures Maturing at Holder’s Option Annually on December 15, Commencing in 1986 and Due May 15, 2008	New York Stock Exchange
Floating Rate Notes, due September 15, 2008	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due March 12, 2010	New York Stock Exchange
4.625% Notes, due September 15, 2010	New York Stock Exchange
5.25% Notes, due January 14, 2011	New York Stock Exchange
6 3/4% Notes, due May 15, 2011	New York Stock Exchange
5.7% Notes due June 1, 2011	New York Stock Exchange
Floating Rate Notes, due July 19, 2012	New York Stock Exchange
Floating Rate Notes, due September 14, 2012	New York Stock Exchange
Floating Rate Notes due January 15, 2014	New York Stock Exchange
5.25% Notes due January 15, 2014	New York Stock Exchange
5.0% Notes, due June 30, 2015	New York Stock Exchange
5.5% Notes due January 19, 2016	New York Stock Exchange
Floating Rate Notes due June 1, 2016	New York Stock Exchange
6.875% Notes, due January 30, 2033	New York Stock Exchange
6% Notes, due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 stated maturity)	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

As of March 2, 2007, there were 58 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A is filed pursuant to Rule 15d-21 solely for purposes of filing the Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan for the fiscal year ended December 31, 2007. All information in the Form 10-K remains unchanged and has not been repeated in this Amendment. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits.

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

HSBC FINANCE CORPORATION
(Registrant)

/s/ PATRICK D. SCHWARTZ

Patrick D. Schwartz
Executive Vice President, Deputy General Counsel & Corporate Secretary

Date: June 30, 2008