Form 10-Q
period 2008-06-30
HSBC Finance Corp
filed 2008-08-04
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
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

As of July 31, 2008, there were 59 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statement of Income (Loss)	3
	Consolidated Balance Sheet	4
	Consolidated Statement of Changes in Shareholders’ Equity	5
	Consolidated Statement of Cash Flows	6
	Notes to Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
	Forward-Looking Statements	36
	Executive Overview	36
	Basis of Reporting	44
	Receivables Review	47
	Results of Operations	50
	Segment Results – IFRS Management Basis	57
	Credit Quality	63
	Liquidity and Capital Resources	74
	Risk Management	78
	Reconciliations to GAAP Financial Measures	81
Item 4.	Controls and Procedures	82

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	82
Item 6.	Exhibits	84
Signature		85

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

		(in millions)

Finance and other interest income	$4,062	$4,533	$8,344	$9,100
Interest expense:
HSBC affiliates	266	182	523	374
Non-affiliates	1,361	1,784	2,927	3,603

Net interest income	2,435	2,567	4,894	5,123
Provision for credit losses	3,246	1,854	6,123	3,346

Net interest income (loss) after provision for credit losses	(811)	713	(1,229)	1,777

Other revenues:
Insurance revenue	108	118	213	234
Investment income	20	30	45	49
Derivative income (expense)	27	(43)	31	(52)
Gain (loss) on debt designated at fair value and related derivatives	(869)	(130)	312	14
Fee income	443	623	912	1,187
Enhancement services revenue	173	150	357	298
Taxpayer financial services income	7	4	155	243
Gain on receivable sales to HSBC affiliates	67	109	122	204
Servicing and other fees from HSBC affiliates	123	123	256	248
Other (expense) income	(160)	(67)	(139)	(8)

Total other revenues	(61)	917	2,264	2,417

Costs and expenses:
Salaries and employee benefits	458	550	924	1,122
Sales incentives	17	59	40	124
Occupancy and equipment expenses	60	73	118	140
Other marketing expenses	89	217	221	433
Other servicing and administrative expenses	377	191	766	363
Support services from HSBC affiliates	259	287	534	560
Amortization of intangibles	42	64	97	126
Policyholders’ benefits	51	56	103	120

Total costs and expenses	1,353	1,497	2,803	2,988

Income (loss) from continuing operations before income tax expense (benefit)	(2,225)	133	(1,768)	1,206
Income tax expense (benefit)	(792)	32	(593)	411

Income (loss) from continuing operations	(1,433)	101	(1,175)	795
Discontinued Operations (Note 2):
Income (loss) from discontinued U.K. Operations	(11)	(57)	(15)	(257)
Income tax expense (benefit)	1	(19)	-	(66)

Loss from discontinued operations	(12)	(38)	(15)	(191)

Net income (loss)	$(1,445)	$63	$(1,190)	$604

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2008	2007

	(in millions,
	except share data)

Assets
Cash	$494	$663
Interest bearing deposits with banks	467	335
Securities purchased under agreements to resell	2,509	1,506
Securities	3,301	3,152
Receivables, net	122,161	142,409
Receivables held for sale	9,436	80
Intangible assets, net	1,006	1,103
Goodwill	2,805	2,827
Properties and equipment, net	270	349
Real estate owned	1,141	1,023
Derivative financial assets	81	46
Deferred income taxes, net	3,053	2,795
Other assets	4,016	4,009
Assets of discontinued operations	84	5,207

Total assets	$150,824	$165,504

Liabilities
Debt:
Commercial paper, bank and other borrowings	$8,206	$8,399
Due to affiliates	11,388	11,359
Long term debt (with original maturities over one year, including $32.9 billion at June 30, 2008 and December 31, 2007 carried at fair value)	112,932	122,791

Total debt	132,526	142,549

Insurance policy and claim reserves	981	998
Derivative related liabilities	16	14
Liability for pension benefits	385	380
Other liabilities	2,363	3,246
Liabilities of discontinued operations	-	4,158

Total liabilities	136,271	151,345
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 59 shares issued at June 30, 2008 and 57 shares issued at December 31, 2007	-	-
Additional paid-in capital	20,231	18,227
Accumulated deficit	(5,634)	(4,423)
Accumulated other comprehensive income (loss)	(619)	(220)

Total common shareholder’s equity	13,978	13,584

Total liabilities and shareholders’ equity	$150,824	$165,504

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six months ended June 30,	2008	2007

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$18,227	$17,279
Excess of book value over consideration received on sale of U.K. Operations to an HSBC affiliate	(196)	-
Capital contribution from parent company	2,200	200
Employee benefit plans, including transfers and other	-	(19)

Balance at end of period	$20,231	$17,460

(Accumulated deficit) retained earnings
Balance at beginning of period	$(4,423)	$1,877
Adjustment to initially apply the fair value method of accounting under FASB statement No. 159, net of tax	-	(542)

Balance at beginning of period, as adjusted	(4,423)	1,335
Net income (loss)	(1,190)	604
Dividend equivalents on HSBC’s Restricted Share Plan	(3)	(4)
Dividends:
Preferred stock	(18)	(18)
Common stock	-	(615)

Balance at end of period	$(5,634)	$1,302

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(220)	$359
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	46	23
Securities available for sale and interest-only strip receivables	(43)	(16)
Actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits	(5)	-
Foreign currency translation adjustments	(17)	44

Other comprehensive income (loss), net of tax	(19)	51
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. Operations	(380)	-

Balance at end of period	$(619)	$410

Total common shareholder’s equity	$13,978	$19,172

Comprehensive income (loss)
Net income (loss)	$(1,190)	$604
Other comprehensive income (loss)	(19)	51

Comprehensive income (loss)	$(1,209)	$655

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

STATEMENT OF CASH FLOWS (UNAUDITED)

Six months ended June 30,	2008	2007

	(in millions)
Cash flows from operating activities
Net income (loss)	$(1,190)	$604
Loss from discontinued operations	15	191

Income (loss) from continuing operations	(1,175)	795
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	6,123	3,346
Gain on receivable sales to HSBC affiliates	(122)	(204)
Loss on sale of real estate owned, including lower of cost or fair value adjustments	219	122
Lower of cost or fair value adjustment on receivables transferred to held for sale included in other income	201	-
Insurance policy and claim reserves	(24)	7
Depreciation and amortization	130	171
Mark-to-market on debt designated at fair value and related derivatives	(271)	(172)
Net change in other assets	(321)	81
Net change in other liabilities	(728)	(396)
Net change in receivables held for sale	5	1,238
Foreign exchange and SFAS No. 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	1,379	217
Excess tax benefits from share-based compensation arrangements	-	(1)
Other, net	308	(18)

Cash provided by operating activities – continuing operations	5,724	5,186
Cash provided by operating activities – discontinued operations	179	82

Net cash provided by operating activities	5,903	5,268

Cash flows from investing activities
Securities:
Purchased	(425)	(625)
Matured	420	412
Sold	145	95
Net change in short-term securities available for sale	(379)	960
Net change in securities purchased under agreements to resell	(1,003)	170
Net change in interest bearing deposits with banks	(139)	146
Receivables:
Net (originations) collections	2,996	(3,038)
Purchases and related premiums	(24)	(201)
Proceeds from sales of real estate owned	879	658
Cash received on sales of real estate secured receivables held in portfolio to a third party	134	2,692
Net cash received in sale of U.K. Operations to an affiliate	259	-
Properties and equipment:
Purchases	(125)	(65)
Sales	-	2

Cash provided by investing activities – continuing operations	2,738	1,206
Cash provided by investing activities – discontinued operations	107	122

Net cash provided by investing activities	2,845	1,328

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(165)	989
Net change in due to affiliates	51	(210)
Long term debt issued	2,582	10,783
Long term debt retired	(13,629)	(17,485)
Insurance:
Policyholders’ benefits paid	(48)	(54)
Cash received from policyholders	28	29

HSBC Finance Corporation

STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six months ended June 30,	2008	2007

	(in millions)

Capital contribution from parent	2,200	200
Shareholders’ dividends	(18)	(633)
Excess tax benefits from share-based compensation arrangements	-	1

Cash used in financing activities – continuing operations	(8,999)	(6,380)
Cash used in financing activities – discontinued operations	(45)	(199)

Net cash used in financing activities	(9,044)	(6,579)

Effect of exchange rate changes on cash	17	(6)

Net change in cash	(279)	11
Cash at beginning of period(1)	783	871

Cash at end of period(2)	$504	$882

Supplemental Noncash Investing Activities
Transfer of receivables to real estate owned	$1,264	$933

Transfer of receivables to held for sale	$9,361	$-

(1)	Cash at beginning of period includes $120 million and $133 million for discontinued operations as of June 30, 2008 and 2007, respectively

(2)	Cash at end of period includes $10 million and $138 million for discontinued operations as of June 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation and subsidiaries is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In May 2008 we completed the sale of our United Kingdom operations to an affiliate. See Note 2, “Discontinued Operations,” for further details.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

2.	Discontinued Operations

In May 2008, we sold all of the common stock of Household International Europe, the holding company for our United Kingdom operations (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), a subsidiary of HSBC. The sales price was GBP 181 million (equivalent to approximately $359 million). With this sale, our operations are now limited to North America. At the time of the sale, the assets of the U.K. Operations consisted primarily of net receivables of $4.6 billion and the liabilities consisted primarily of amounts due to HSBC affiliates of $3.6 billion. As a result of this transaction, HOHU assumed the liabilities of our U.K. Operations outstanding at the time of the sale. Because the sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid in capital and $380 million was reflected as a decrease to other comprehensive income, primarily related to foreign currency translation adjustments. As the sale was between affiliates under common control, the related tax loss has been deferred and no current benefit has been taken. Our U.K. Operations were previously reported in the International Segment.

The following summarizes the operating results of our U.K. Operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008(1)	2007	2008(1)	2007

		(in millions)

Net interest income and other revenues	$69	$171	$189	$382
Provision for credit losses	43	77	94	269
Loss before income tax benefit	(11)	(57)	(15)	(257)
Income tax benefit	1	(19)	-	(66)
Loss from discontinued operations	(12)	(38)	(15)	(191)

(1)	Amounts shown for 2008 represent totals from the beginning of the period through the date of the sale.

HSBC Finance Corporation

The following summarizes the assets and liabilities of our U.K. Operations at December 31, 2007 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

December 31,
2007

(in millions)

Cash	$120
Receivables, net of credit loss reserves of $327 million	4,966
Intangible assets, net	4
Properties and equipment, net	66
Other assets	51

Assets of discontinued operations	$5,207

Commercial paper, bank and other borrowings	$25
Due to affiliates	3,543
Long term debt	472
Other liabilities	118

Liabilities of discontinued operations	$4,158

Assets of discontinued operations at June 30, 2008 includes $10 million of cash and $74 million due from an HSBC affiliate related to a subsegment of this disposal group.

3.	Restructuring Activities

During the first half of 2008, we continued to focus on managing risk and setting strategies for our businesses and product offerings to ensure we continue to provide our customers with the most value-added products and maximize risk adjusted returns to HSBC. As a result of this on-going analysis, we continued to refine our product offerings, expanded the use of account modification, tightened underwriting standards, intensified our risk management processes, focused on cost containment measures and, in addition to the sale of our U.K. operations discussed above, made strategic decisions in the first half of 2008 related to our Auto Finance and Card and Retail Services businesses.

Card and Retail Services Business As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in June 2008 we decided to close our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”) during the third quarter of 2008. The servicing activities performed in the Servicing Facilities will be redeployed to other facilities in our Card and Retail Services businesses. Additionally, we decided to eliminate positions in a number of different functions across our Card and Retail Services businesses. During the three months ended June 30, 2008 we recorded $6 million of one-time termination and other employee benefits and $6 million of lease termination and associated costs all of which will be paid in future periods. No additional restructuring charges are anticipated to be incurred.

Auto Finance Business In March 2008, we decided to reduce the size of our Auto Finance business which is a part of our Consumer Segment and has historically purchased retail installment contracts from active dealer relationships throughout the U.S. as part of its business strategy. We have decided to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinued certain other product offerings. As a result of these decisions, we recorded $3 million in severance costs during the first quarter of 2008 which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss). These severance costs were fully paid to the affected employees during the second quarter of 2008 and no additional restructuring charges have been or are anticipated to be incurred.

HSBC Finance Corporation

Mortgage Services Business Early in 2007, we decided to discontinue the correspondent channel acquisitions of our Mortgage Services business, which is part of our Consumer Segment. The restructuring activities related to the decision to discontinue the correspondent channel acquisitions were completed in 2007. In the third quarter of 2007, as a result of the continuing deterioration in the subprime mortgage lending industry, we ceased the operations of Decision One Mortgage Company (“Decision One”) which were reported as part of our Mortgage Services business. Also in 2007, we began closure of our Mortgage Services’ business headquarters office in Fort Mill, South Carolina. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in the restructure liability relating to our Mortgage Services business during the three and six months ended June 30, 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$6	$21	$27
Restructuring costs recorded during the period	-	4	4
Restructuring costs paid during the period	(2)	(1)	(3)

Restructure liability at March 31, 2008	$4	$24	$28
Restructuring costs paid during the period	-	(3)	(3)
Adjustments to restructure liability during the period	(3)	-	(3)

Restructure liability at June 30, 2008	$1	$21	$22

During the three months ended March 31, 2008, we recorded additional lease termination and associated costs of $4 million representing the updated accrual for the Fort Mill office space including the impact of a newly executed sublease arrangement with a third party. During the three months ended June 30, 2008, we released $3 million of severance accruals as we have adjusted a variety of previously estimated severance costs. Through June 30, 2008, we have incurred a cumulative total of $56 million in restructuring costs, including fixed asset write-offs, as a result of these actions in our Mortgage Services business. No additional restructuring charges as a result of these decisions are anticipated in future periods. While our Mortgage Services business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Consumer Lending Business In 2006, we began a branch optimization initiative with the objective of increasing the number of branches in better performing markets and decreasing the number of branches in underperforming markets. In the fourth quarter of 2007, we took several actions in our Consumer Lending business, which is part of our Consumer Segment, to reduce risk and as a result, we decided to initiate a more aggressive approach to sizing the branch network to approximately 1,000 branches at December 31, 2007 (“2007 Branch Restructure”). This reduction of the branch network also resulted in realignment of staffing in our Consumer Lending corporate functions. No further costs resulting from the 2007 Branch Restructure are anticipated. These actions resulted in the recording of a restructuring liability in 2007. We have continued our ongoing branch optimization program during the first half of 2008 which has eliminated approximately 100 additional branches.

HSBC Finance Corporation

The following summarizes the changes in restructure liability relating to our Consumer Lending business during the three and six months ended June 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$7	$14	$21
Restructuring costs paid during the period	(5)	(8)	(13)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at March 31, 2008	$1	$6	$7
Restructuring costs paid during the period	-	(3)	(3)
Adjustments to restructure liability during the period	-	(1)	(1)

Restructure liability at June 30, 2008	$1	$2	$3

During the six months ended June 30, 2008, we decreased the restructuring liability by $2 million as we have finalized a variety of previously estimated severance costs and lease termination costs. Through June 30, 2008, we have incurred a cumulative total of $29 million in restructuring costs, including fixed asset write-offs, as a result of these actions in our Consumer Lending business.

Facility in Carmel, Indiana In the third quarter of 2007, we closed our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volumes. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business. The following summarizes the changes in restructure liability relating to the Carmel Facility during the three and six months ended June 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$4	$2	$6
Restructuring costs paid during the period	(1)	(1)	(2)

Restructure liability at March 31, 2008	$3	$1	$4
Restructuring costs paid during period	(1)	-	(1)
Adjustments to restructure liability during the period	(2)	-	(2)

Restructure liability at June 30, 2008	$-	$1	$1

During the three months ended June 30, 2008, we reduced the restructuring liability by $2 million as we adjusted a variety of previously estimated severance costs. No additional costs were recorded during the six months ended June 30, 2008 and no additional costs are anticipated in future periods. Through June 30, 2008, we have incurred a cumulative total of $5 million in restructuring costs as a result of closing the Carmel Facility.

Canadian Business During the fourth quarter of 2007, we tightened underwriting criteria for various real estate and unsecured products in our Canadian business, which are reported in the “All Other” caption in our segment reporting, which resulted in lower volumes. This led to a decision to close our mortgage operations in Canada which underwrote loans sourced through brokers as well as to close 29 branches prior to November 1, 2007. These actions

HSBC Finance Corporation

resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in the restructure liability in our Canadian business during the three and six months ended June 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$1	$4	$5
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(1)	(2)	(3)

Restructure liability at March 31, 2008	$1	$2	$3
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(1)	-	(1)
Adjustments to restructure liability during the period	-	(1)	(1)

Restructure liability at June 30, 2008	$1	$1	$2

During the three months ended June 30, 2008, we recorded an additional restructuring charge of $1 million relating to previously estimated severance costs. During the three months ended June 30, 2008, we reduced the restructuring liability by $1 million as we adjusted a variety of previously estimated lease terminations and associated costs. Through June 30, 2008, we have incurred a cumulative total of $14 million in restructuring costs as a result of these Canadian branch closures.

The following table summarizes the net expense for all restructuring activities recorded during the six months ended June 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)	Costs(2)	Total

	(in millions)

Card and Retail Services	$6	$6	$12
Auto Finance	3	-	3
Mortgage Services	(3)	4	1
Consumer Lending	(1)	(1)	(2)
Carmel Facility	(2)	-	(2)
Canadian Business	2	(1)	1

	$5	$8	$13

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income.

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income.

HSBC Finance Corporation

4.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,176	$11	$(50)	$2,137
Money market funds	429	-	-	429
U.S. government sponsored enterprises(1)	288	2	(2)	288
U.S. government and Federal agency debt securities	33	-	(1)	32
Non-government mortgage backed securities	185	-	(30)	155
Other	244	1	(18)	227

Subtotal	3,355	14	(101)	3,268
Accrued investment income	33	-	-	33

Total securities available for sale	$3,388	$14	$(101)	$3,301

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,173	$18	$(28)	$2,163
Money market funds	194	-	-	194
U.S. government sponsored enterprises(1)	253	2	(2)	253
U.S. government and Federal agency debt securities	37	1	-	38
Non-government mortgage backed securities	208	-	(3)	205
Other	274	1	(9)	266

Subtotal	3,139	22	(42)	3,119
Accrued investment income	33	-	-	33

Total securities available for sale	$3,172	$22	$(42)	$3,152

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Money market funds at June 30, 2008 include $255 million which is restricted for the sole purpose of paying down certain secured financings at the established date. There were no restricted money market funds at December 31, 2007.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of June 30, 2008 and December 31, 2007, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
June 30, 2008	Securities	Losses	Investments	Securities	Losses	Investments

			(dollars are in millions)

Corporate debt securities	387	$(23)	$920	114	$(27)	$311
U.S. government sponsored enterprises	22	(1)	77	13	(1)	26
U.S. government and Federal agency debt securities	5	-	11	1	(1)	5
Non-government mortgage backed securities	26	(21)	89	6	(9)	8
Other	61	(13)	88	16	(5)	19

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2007	Securities	Losses	Investments	Securities	Losses	Investments

			(dollars are in millions)

Corporate debt securities	146	$(8)	$445	340	$(20)	$798
U.S. government sponsored enterprises	3	-	15	38	(2)	75
U.S. government and Federal agency debt securities	-	-	-	4	-	9
Non-government mortgage backed securities	8	(1)	52	9	(2)	32
Other	46	(9)	79	35	-	94

The gross unrealized losses on our securities available for sale have increased during the first half of 2008 as the impact of wider credit spreads were only partially offset by decreases in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Substantially all of our remaining securities are rated A- or better, and we have the ability and intent to hold these investments until maturity or a market price recovery. Accordingly, other than the corporate debt securities discussed below, these securities are not considered other-than-temporarily impaired.

During the first half of 2008, debt securities of two bond insurers were determined to be other-than-temporarily impaired pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” With the significant deterioration recently experienced in credit markets, these issuers are now projected to have difficulty meeting all of their obligations. As a result, the credit rating for these particular financial guarantor’s parent companies were reduced to “below investment grade” by a nationally recognized credit rating agency. We recorded an other-than-temporary impairment charge of $9 million during the three months ended June 30, 2008 and $15 million during the year-to-date period.

Approximately 75 percent of our non-government mortgage backed and asset backed securities, which totaled $216 million at June 30, 2008, are rated “AAA.” The level of subprime assets supporting these securities is approximately $35 million.

HSBC Finance Corporation

5.	Receivables and Receivables Held for Sale

Receivables and receivables held for sale consisted of the following:

	June 30,	December 31,
	2008	2007

	(in millions)

Receivables:
Real estate secured	$79,279	$86,638
Auto finance	12,530	13,257
Credit card	20,175	30,390
Private label	1,452	1,579
Personal non-credit card	17,366	18,845
Commercial and other	99	144

Total receivables	130,901	150,853
HSBC acquisition purchase accounting fair value adjustments	(29)	(76)
Accrued finance charges	2,476	2,493
Credit loss reserves	(10,934)	(10,577)
Unearned credit insurance premiums and claims reserves	(253)	(286)
Amounts due and deferred from receivable sales	-	2

Total receivables, net	$122,161	$142,409

Receivables held for sale:
Real estate secured	$1,231	$80
Auto finance	319	-
Credit card	7,886	-

Total receivables held for sale	$9,436	$80

As of June 30, 2008, outstanding secured financings, which are a component of long term debt, of $18.4 billion including conduit credit facilities were secured by $26.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, of $23.2 billion at December 31, 2007 were secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

As previously discussed, during the first half of 2008 we continued to focus on managing risk and setting strategies for our businesses and product offerings. We also continue to evaluate the optimal size of our balance sheet taking into consideration our desired risk profile, our liquidity and funding needs as well as our expected views of the subprime lending industry after the market returns to more normalized levels. As a result of this ongoing evaluation, we identified certain real estate secured, auto finance and credit card receivables which we no longer have the intent to hold for the foreseeable future and anticipate will be sold in the near term. Accordingly, these receivables, which

HSBC Finance Corporation

were previously held for investment purposes, have been transferred to held for sale on June 30, 2008. The following table summarizes these receivables by business:

	Consumer	Mortgage	Card and Retail
	Lending	Services	Services	Canada	Total

	(in millions)

Real estate secured	$813(1)	$343(1)	$-	$-	$1,156
Auto finance(2)	-	-	-	319	319
Credit card(3)	-	-	7,886	-	7,886

	$813	$343	$7,886	$319	$9,361

(1)	Comprised of fixed rate, first lien, closed-end real estate secured receivables to be sold to third parties.

(2)	Represents the current portion of the auto finance receivable portfolio of our Canadian operations to be sold to a third party.

(3)	Includes the General Motors (“GM”) MasterCard portfolio of $6.3 billion which we intend, subject to regulatory and other approvals, to sell to an HSBC affiliate as well as $1.6 billion from the Core and Metris portfolios to be sold to third parties.

These receivables are now carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $386 million during the three months ended June 30, 2008 comprised of the following:

	Consumer	Mortgage	Card and Retail
	Lending	Services	Services	Canada	Total

	(in millions)

Provision for credit losses(1)	$30	$27	$128	$-	$185
Other income(2)	49	25	120	7	201

Lower of cost or fair value adjustment	$79	$52	$248	$7	$386

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves of $460 million prior to our decision to transfer to receivables held for sale at June 30, 2008.

(2)	Reflects the impact on value caused by current marketplace conditions including illiquidity.

As discussed more fully in Note 10, “Related Party Transactions,” during the second quarter of 2008, we launched a new program with HSBC Bank USA to originate and sell real estate secured receivables to the Federal Home Loan Mortgage Corporation. These receivables are considered held for sale at the time of origination and are carried at the lower of cost or fair value. At June 30, 2008, we had $13 million of loans held for sale to HSBC Bank USA under this program. Additionally, we continue to report as held for sale certain receivables of our Mortgage Services business and Solstice Capital Group Inc. (“Solstice”), a subsidiary of our Consumer Lending business, which were classified as held for sale at the time of origination. Receivables held for sale in our Mortgage Services business totaled $57 million at June 30, 2008 and $71 million at December 31, 2007. Receivables held for sale related to Solstice totaled $5 million at June 30, 2008 and $9 million at December 31, 2007.

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. These acquired receivables were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $70 million at June 30, 2008 and $73 million at December 31, 2007 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $83 million at June 30, 2008 and $92 million at December 31, 2007. At June 30, 2008, no credit loss reserve for the acquired Champion receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable of $3 million during the quarter ended June 30, 2008. This reclassification from non-accretable difference represents an increase

HSBC Finance Corporation

to the estimated cash flows to be collected on the underlying Champion portfolio. During the quarter ended June 30, 2007, there was a reclassification to accretable yield from non-accretable of $2 million.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables which were also subject to the requirements of SOP 03-3. The carrying amount of the credit card receivables acquired from Metris which were subject to SOP 03-3 was $71 million at June 30, 2008 and $105 million at December 31, 2007 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $110 million at June 30, 2008 and $159 million at December 31, 2007. At June 30, 2008, no credit loss reserve for the acquired Metris receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable of $7 million during the quarter ended June 30, 2008. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio. There were no additions to accretable yield or reclassifications from non-accretable yield during the quarter ended June 30, 2007.

The following summarizes the accretable yield on Champion and Metris receivables at June 30, 2008 and 2007:

Three months ended June 30,	2008	2007

	(in millions)

Accretable yield beginning of period	$(33)	$(61)
Accretable yield amortized to interest income during the period	9	13
Reclassification from non-accretable difference	(10)	(2)

Accretable yield at end of period	$(34)	$(50)

Six months ended June 30,	2008	2007

	(in millions)

Accretable yield beginning of period	$(36)	$(76)
Accretable yield amortized to interest income during the period	18	28
Reclassification from non-accretable difference	(16)	(2)

Accretable yield at end of period	$(34)	$(50)

Real estate secured receivables are comprised of the following:

	June 30,	December 31,
	2008	2007

	(in millions)

Real estate secured:
Closed-end:
First lien	$66,163	$71,362
Second lien	10,163	11,748
Revolving:
First lien	254	436
Second lien	2,699	3,092

Total real estate secured receivables(1)	$79,279	$86,638

(1)	Excludes receivables held for sale. At June 30, 2008, $1.2 billion of real estate secured receivables held for sale were primarily closed-end, first lien receivables. At December 31, 2007, $80 million of real estate secured receivables held for sale were closed-end, first lien receivables.

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured

HSBC Finance Corporation

receivables and receivables held for sale have a high loan-to-value ratio. Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. At June 30, 2008, the outstanding balance of our interest-only loans was $3.0 billion, or 2 percent of receivables, including receivables held for sale. At December 31, 2007, the outstanding balance of our interest-only loans was $4.1 billion, or 3 percent of receivables, including receivables held for sale. We no longer originate or acquire interest-only loans through either our Consumer Lending branch network or Mortgage Services business, although Consumer Lending’s Solstice subsidiary continues to offer interest-only loans for resale to third parties. Prior to our decision to cease operations, our Decision One mortgage operation offered interest-only loans largely for resale.

At June 30, 2008 and December 31 2007, we had $15.7 billion and $18.5 billion in adjustable rate mortgage (“ARM”) loans at our Consumer Lending and Mortgage Services businesses, respectively. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In 2007, we discontinued correspondent channel acquisitions and eliminated the small volume of ARM originations in our Consumer Lending business. Consequently, the percentage of adjustable rate real estate secured receivables will decrease significantly over time. The table below shows ARM loans that will reset in the remainder of 2008 and 2009. ARM loans with reset dates after 2009 are not significant.

		Period of
	Outstanding	First Interest
	Balance of	Rate Reset(1)
	ARM Loans	2008	2009

	(in billions)

June 30, 2008	$15.7	$1.4	$3.6
December 31, 2007	18.5	3.7	4.1

(1)	Based on original contractual reset date and the outstanding receivable levels at the end of each period.

In addition, a significant portion of the second lien mortgages in our Mortgage Services portfolio at June 30, 2008 are subordinated to first lien adjustable rate mortgages that will face a rate reset between now and 2009. ARM loans generally require a higher monthly payment following their first adjustment. A customer’s financial situation at the time of the interest rate reset as well as the actual interest rate following the reset could affect their ability to repay the loan after the adjustment.

Prior to 2007, we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. The outstanding balance of stated income loans in our real estate secured portfolio was $6.5 billion at June 30, 2008 and $7.9 billion at December 31, 2007. We no longer offer stated income loans.

Receivables serviced with limited recourse were reduced to zero during the first quarter of 2008. Receivables serviced with limited recourse consisting of credit card receivables totaled $124 million at December 31, 2007.

Provision for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”). Restructured loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered TDR Loans for purposes of determining loss reserve estimates under SFAS No. 114. Real estate secured loans are deemed as collateralized and loss reserves are measured based on the value of the underlying collateral less expected costs to

HSBC Finance Corporation

sell. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. The following table presents information about our TDR Loans:

	June 30,	December 31,
	2008	2007

	(in millions)

TDR Loans(1):
Real estate secured:
Mortgage Services	$2,152	$1,531
Consumer Lending	1,113	730
Canada and all other	64	67

Total real estate secured	3,329	2,328
Auto finance	150	144
Credit card	419	329
Private label	6	5
Personal non-credit card	538	500

Total TDR Loans	$4,442	$3,306

	June 30,	December 31,
	2008	2007

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$145	$84
Consumer Lending	115	65
Canada and all other	15	9

Total real estate secured	275	158
Auto finance	34	29
Credit card	82	56
Private label	1	1
Personal non-credit card	89	88

Total credit loss reserves for TDR Loans(2)	$481	$332

Three months ended June 30,	2008	2007

	(in millions)

Average balance of TDR Loans(1)	$4,221	$1,936
Interest income recognized on TDR Loans(1)	70	26

Six months ended June 30,	2008	2007

	(in millions)

Average balance of TDR Loans(1)	$3,943	$1,817
Interest income recognized on TDR Loans(1)	125	47

(1)	Includes TDR balances reported as receivables held for sale. As a result, the TDR loan balances above include $67 million of credit card TDR loans held for sale for which there are no credit loss reserves as they are carried at lower of cost or fair value.

(2)	Included in credit loss reserves.

HSBC Finance Corporation

6.	Credit Loss Reserves

An analysis of credit loss reserves for continuing operations was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

	(in millions)

Credit loss reserves at beginning of period	$11,041	$6,472	$10,577	$6,366
Provision for credit losses	3,246	1,854	6,123	3,346
Charge-offs	(2,905)	(1,717)	(5,503)	(3,279)
Recoveries	205	209	396	385
Receivables transferred to held for sale	(645)	-	(645)	-
Release of credit loss reserves related to loan sales	(8)	(10)	(14)	(10)

Credit loss reserves at end of period	$10,934	$6,808	$10,934	$6,808

As discussed more fully in Note 5, “Receivables and Receivables Held for Sale,” as of June 30, 2008 we transferred $9.4 billion of receivables which were previously held for investment purposes to receivables held for sale. Credit loss reserves of $645 million associated with these receivables were transferred to receivables held for sale as part of the lower of cost or fair value adjustment.

Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

7.	Intangible Assets

Intangible assets consisted of the following:

		Historical
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

June 30, 2008
Purchased credit card relationships and related programs	$1,736	$-	$785	$951
Retail services merchant relationships	270	-	270	-
Other loan related relationships	333	158	171	4
Trade names	700	700	-	-
Technology, customer lists and other contracts	282	-	231	51

Total	$3,321	$858	$1,457	$1,006

December 31, 2007
Purchased credit card relationships and related programs	$1,736	$-	$717	$1,019
Retail services merchant relationships	270	-	257	13
Other loan related relationships	333	158	169	6
Trade names	700	700	-	-
Technology, customer lists and other contracts	282	-	217	65

Total	$3,321	$858	$1,360	$1,103

HSBC Finance Corporation

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)

2008	$181
2009	168
2010	146
2011	139
2012	136
Thereafter	172

8.	Goodwill

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

Changes in the carrying amount of goodwill are as follows:

	2008	2007

	(in millions)

Balance at January 1,	$2,827	$6,568
Goodwill associated with the sale of our Canadian mortgage brokerage subsidiary	(13)	-
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(3)	(65)
Impact of foreign currency translation	(6)	16

Balance at June 30,	$2,805	$6,519

(1)	Goodwill balances at January 1, 2008 reflect a goodwill impairment charge of $881 million during the third quarter of 2007 related to our Mortgage Services business and goodwill impairment charges of $3,152 million during the fourth quarter of 2007 related to our Consumer Lending, Auto Finance and United Kingdom businesses.

In March 2008, our Canadian operations sold all of the capital stock of a small mortgage brokerage subsidiary and $13 million of goodwill associated with this business was included as a component of the $9 million loss on sale.

9.	Income Taxes

Effective tax rates for continuing operations are analyzed as follows.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

	(in millions)

Statutory federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Increase (decrease) in rate resulting from:
State rate change effect on net deferred tax assets	-	-	3.7	.4
State and local taxes, net of federal benefit	(.7)	.1	(2.1)	.4
Low income housing and other tax credits	(.5)	(12.1)	(1.4)	(2.7)
Leveraged lease accounting	.9	-	1.5	1.8
Other	(.3)	1.1	(.2)	(.8)

Effective tax rate	(35.6)%	24.1%	(33.5)%	34.1%

HSBC Finance Corporation

The effective tax rate for continuing operations for the three months ended June 30, 2008 increased as compared to the prior year quarter primarily as a result of declining low income housing tax credits as a percentage of pretax income. The effective tax rate for continuing operations for the six months ended June 30, 2008 decreased as compared to the year-ago period primarily as a result of a reduction in the amount of deferred tax assets as a result of limitations on the use of net operating losses in various states and the effects of leveraged lease accounting on early lease buyouts, partially offset by declining low income housing tax credits.

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from the audit on our uncertain tax positions at this time.

We are in a net deferred tax asset position of $3.1 billion as of June 30, 2008 and $2.8 billion as of December 31, 2007. We believe that it is more likely than not that the net deferred tax assets will be fully realized as we expect to generate sufficient taxable income in the future to realize these deferred tax assets. In making this determination, we considered forecasts of future profitability, earnings history, capital adequacy, tax planning strategies, carryback and carryforward periods. We have also considered that we are part of a consolidated group and party to a tax allocation agreement with HSBC North America. These forecasts were updated as of June 30, 2008. If future events significantly change from above, a valuation allowance may need to be established.

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

	June 30,	December 31,
	2008	2007

	(in millions)

Assets and (Liabilities):
Cash	$427	$475
Interest bearing deposits with banks	54	-
Securities purchased under agreements to resell	750	415
Derivative financial assets (liability), net	59	34
Affiliate preferred stock received in sale of U.K. credit card business(1)	299	301
Other assets	568	634
Due to affiliates	(11,388)	(11,359)
Other liabilities	(168)	(471)

HSBC Finance Corporation

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(in millions)

Income/(Expense):
Interest expense – HSBC affiliates	$(266)	$(182)	$(523)	$(374)
Interest income from HSBC affiliates	14	9	26	19
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of domestic private label receivable originations	28	82	63	163
Daily sales of credit card receivables	39	27	59	41
Sales of real estate secured receivables	-	-	-	-
Servicing and other fees from HSBC affiliates:
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenue	2	2	4	4
Domestic private label receivable servicing and related fees	95	97	194	197
Other servicing, processing, origination and support revenues	19	17	44	34
HSBC Technology and Services (USA) Inc. (“HTSU”)	4	3	8	6
Other HSBC affiliates	3	4	6	7
Taxpayer financial services loan origination and other fees	(1)	(1)	(13)	(19)
Support services from HSBC affiliates:
HTSU	(202)	(242)	(417)	(466)
HSBC Global Resourcing (UK) Ltd.	(43)	(33)	(86)	(73)
Other HSBC affiliates	(14)	(12)	(31)	(21)
Stock based compensation expense with HSBC	(10)	(28)	(33)	(60)

(1)	Balance may fluctuate between periods due to foreign currency exchange rate impact.

Transactions with HSBC Bank USA:

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originates the loans in accordance with Freddie Mac’s underwriting criteria. The loans are then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackages the loans and sells them to Freddie Mac under their existing Freddie Mac program. This program has been launched in six states and we anticipate a nationwide rollout of the program during the third quarter of 2008. During the three months ended June 30, 2008, we sold $14 million of real estate secured loans to HSBC Bank USA for a gain on sale of $.4 million. At June 30, 2008, receivables held for sale includes $13 million of loans to be sold to HSBC Bank USA during the third quarter of 2008 as part of this program.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and in December 2004, we sold HSBC Bank USA our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold domestic private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. On a daily basis we sell substantially all new domestic private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the sale of domestic private label and credit card receivables are reflected in the table above. The following table summarizes the receivables we are servicing for

HSBC Finance Corporation

HSBC Bank USA at June 30, 2008 and 2007 and the receivables sold during the six month periods ended June 30, 2008 and 2007:

	Private Label Receivables		Credit Card Receivables
	2008	2007	2008	2007

	(in billions)

Receivables serviced for HSBC Bank USA at June 30,	$17.3	$17.2	$2.0	$1.4
Receivables sold to HSBC Bank USA during the six months ended June 30,	9.5	10.1	2.4	1.7

•	As of June 30, 2008 and December 31, 2007, we were servicing $2.2 billion and $2.5 billion, respectively, of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in Servicing and other fees from HSBC affiliates.

•	HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $1 million and $13 million during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, origination fees paid for these loans totaled $1 million and $19 million, respectively. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as Support services from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either June 30, 2008 or December 31, 2007.

•	In the first quarter of 2007, we sold approximately $371 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax loss on this sale of $.4 million.

Transactions with HSBC Holdings plc:

•	At June 30, 2008 and December 31, 2007, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at June 30, 2008 and December 31, 2007. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates.

•	During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during the three months ended June 30, 2008 and 2007 and $9 million during the six months ended June 30, 2008 and 2007. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced from a line of credit from an affiliate. The balance outstanding under this line of credit was $.6 billion at December 31, 2007 and is included in other assets. Interest income associated with this line of credit is recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

HSBC Finance Corporation

•	Technology services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU recorded as a reduction of occupancy and equipment expense was $12 million during both the three months ended June 30, 2008 and the year-ago quarter. During both the six months ended June 30, 2008 and the year-ago period, rental revenue from HTSU was $24 million.

Transactions with HSBC Bank plc (“HBEU”):

•	We had a revolving credit facility from HBEU to fund our operations in the U.K. of $5.7 billion at December 31, 2007. Upon the sale of our U.K. Operations, this credit facility was assumed by HOHU. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. which is now reported in Liabilities of discontinued operations. Annual commitment fee requirements to support availability of these lines is included as a component of Loss from discontinued U.K. operations.

•	Technology services in the United Kingdom are centralized within a subsidiary of HBEU. Operating expenses relating to information technology which were billed to us by HBEU prior to the sale of our U.K. Operations to HOHU in May 2008 are included as a component of Loss from discontinued U.K. operations.

•	In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. We retained the collection operations related to the credit card operations and entered into a service level agreement to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $4 million and $10 million during the three and six months ended June 30, 2008, respectively, under this service level agreement which is included as a component of Loss from discontinued U.K. operations. We received $8 million and $16 million during the three and six months ended June 30, 2007, respectively, under this service level agreement which is included as a component of Loss from discontinued U.K. operations. This service level agreement was transferred to HOHU as a result of the sale of our U.K. Operations.

Transactions with other HSBC affiliates:

•	As previously discussed in Note 2, “Discontinued Operations,” on May 30, 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). Because this sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid in capital and $380 million was reflected as a decrease to foreign currency translation adjustments within other comprehensive income.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $86.9 billion at June 30, 2008 and $91.8 billion at December 31, 2007. When the fair value of our agreements with affiliate counterparties require the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. At June 30, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $5.2 billion which was received in cash and offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.8 billion which was received in cash and offset against the fair value amount recognized

HSBC Finance Corporation

for derivative instruments in accordance with FSP 39-1. No collateral was provided in the form of securities at June 30, 2008 or December 31, 2007.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under agreement to resell. Interest income recognized on these securities totaled $5 million during the three months ended June 30, 2008 and $11 million during the six months ended June 30, 2008 and is reflected as Interest income from HSBC affiliates in the table above. Interest income recognized on these securities totaled $1 million during the three months ended June 30, 2007 and $3 million during the six months ended June 30, 2007.

•	During the second quarter of 2008 we extended a revolving line of credit of $.4 billion to HSI. The balance outstanding under this line of credit was $.2 billion at June 30, 2008.

•	We use an HSBC affiliate located outside of the United States to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included as a component of Support services from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Our Canadian business originates and services auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

•	We utilize HSI to lead manage the underwriting of a majority of our ongoing debt issuances. There were no fees paid to the affiliate for such services during the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, we paid fees to the affiliate for such services of $8 million and $11 million, respectively. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

•	In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services portfolio to third parties. HSBC Markets (USA) Inc., and affiliated HSBC entity, assisted in the transaction by placing the loans with interested third parties. Fees paid for these services totaled $4 million and were included as a component of the approximately $20 million loss realized on the sale of this loan portfolio.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 11, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

HSBC Finance Corporation

11.	Pension and Other Postretirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(in millions)

Service cost – benefits earned during the period	$15	$13	$30	$26
Interest cost	18	16	36	32
Expected return on assets	(21)	(21)	(42)	(42)
Recognized losses	-	1	-	2
(Gains) losses on curtailment	-	-	-	-

Net periodic benefit cost	$12	$9	$24	$18

We sponsor various additional defined benefit pension plans for our foreign based employees. Pension expense for our Canadian defined benefit pension plans which is included in continuing operations was $.7 million for the three months ended June 30, 2008 and $1.4 million for the six months ended June 30, 2008. Pension expense for our Canadian defined benefit pension plans was $.6 million for the three months ended June 30, 2007 and $1.2 million for the six months ended June 30, 2007. Pension expense for our U.K. Operations which were sold in May 2008 and are included in discontinued operations was $.4 million and $.6 million in the three and six months ended June 30, 2008, respectively, and $.2 million and $.4 million during the three and six months ended June 30, 2007, respectively.

Components of the net periodic benefit cost for our domestic postretirement benefits other than pensions are as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(in millions)

Service cost – benefits earned during the period	$1	$1	$2	$2
Interest cost	4	4	8	7
Expected return on assets	-	-	-	-
Recognized (gains) losses	(1)	-	(2)	-
(Gains) losses on curtailment	(4)	-	(4)	-

Net periodic benefit cost	$-	$5	$4	$9

12.	Business Segments

Through 2007, we reported the results of operations in three business segments: Consumer, Credit Card Services and International. In May 2007, we decided to integrate our Retail Services business, which had historically been included in the Consumer Segment, into our Credit Card Services business. In the first quarter of 2008, we completed the integration of management reporting for our Credit Card Services and Retail Services business which has resulted in the combination of these previously separate businesses into one reporting unit and began reporting results for the Cards and Retail Services segment.

Our segment disclosures are on a continuing operations basis. As discussed in Note 2, “Discontinued Operations,” our U.K. Operations, which were historically reported in the International Segment, are now reported as

HSBC Finance Corporation

discontinued operations and are no longer included in our segment presentation. Our Canadian operations, which comprised the remainder of our International Segment, fall below the quantitative threshold test under SFAS No. 131 for determining reportable segments and are now being reported in the “All Other” caption.

As a result, beginning in the second quarter of 2008 and going forward, we are reporting our financial results under two reportable segments: Consumer and Card and Retail Services. Our Consumer segment consists of our Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. The All Other caption includes our Canada, Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

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

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
		Card				Basis				U.S. GAAP
		and		Adjustments/		Continuing	Management		IFRS	Continuing
		Retail	All	Reconciling		Operation	Basis	IFRS	Reclass-	Operation
	Consumer	Services	Other	Items		Totals	Adjustments(4)	Adjustments(5)	ifications(6)	Totals
	(in millions)

Three months ended June 30, 2008
Net interest income	$1,482	$1,263	$206	$-		$2,951	$(349)	$(141)	$(26)	$2,435
Other operating income (Total other revenues)	22	774	(758)	(54	)(1)	(16)	(15)	(151)	121	(61)
Loan impairment charges (Provision for credit losses)	2,150	1,236	63	-		3,449	(380)	186	(9)	3,246
Operating expenses (Total costs and expenses)	448	538	227	-		1,213	12	24	104	1,353
Profit (loss) before tax	(1,094)	263	(842)	(54)		(1,727)	4	(502)	-	(2,225)
Income (loss) from continuing operations	(699)	161	(548)	(34)		(1,120)	9	(322)	-	(1,433)
Customer loans (Receivables)	109,783	46,778	4,377	-		160,938	(20,306)	(292)	(9,439)	130,901
Assets	105,271	45,209	34,909	(8,082	)(3)	177,307	(19,276)	(7,038)	(253)	150,740
Intersegment revenues	45	4	4	(53	)(1)	-	-	-	-	-

Three months ended June 30, 2007
Net interest income	$1,832	$1,138	$(84)	$-		$2,886	$(327)	$28	$(20)	$2,567
Other operating income (Total other revenues)	8	920	42	(74	)(1)	896	38	(107)	90	917
Loan impairment charges (Provision for credit losses)	1,175	847	37	1(2)		2,060	(215)	9	-	1,854
Operating expenses (Total costs and expenses)	608	635	186	-		1,429	1	(3)	70	1,497
Profit (loss) before tax	57	576	(265)	(75)		293	(75)	(85)	-	133
Income (loss) from continuing operations	36	368	(114)	(48)		242	(51)	(90)	-	101
Customer loans (Receivables)	121,513	46,712	4,507	-		172,732	(20,395)	183	(492)	152,028
Assets	120,848	46,366	33,757	(8,204	)(3)	192,767	(19,920)	(4,931)	(912)	167,004
Intersegment revenues	54	16	4	(74	)(1)	-	-	-	-	-

Six months ended June 30, 2008
Net interest income	$3,044	$2,565	$242	$-		$5,851	$(712)	$(195)	$(50)	$4,894
Other operating income (Total other revenues)	(2)	1,617	611	(107	)(1)	2,119	(51)	(110)	306	2,264
Loan impairment charges (Provision for credit losses)	4,308	2,260	118	-		6,686	(749)	201	(15)	6,123
Operating expenses (Total costs and expenses)	912	1,118	428	-		2,458	24	50	271	2,803
Profit (loss) before tax	(2,178)	804	307	(107)		(1,174)	(38)	(556)	-	(1,768)
Net income (loss)	(1,393)	509	166	(68)		(786)	(21)	(368)	-	(1,175)
Six months ended June 30, 2007
Net interest income	$3,689	$2,260	$(206)	$-		$5,743	$(640)	$43	$(23)	$5,123
Other operating income (Total other revenues)	44	1,774	581	(141	)(1)	2,258	80	(66)	145	2,417
Loan impairment charges (Provision for credit losses)	2,230	1,432	69	3(2)		3,734	(388)	-	-	3,346
Operating expenses (Total costs and expenses)	1,217	1,267	387	-		2,871	-	(5)	122	2,988
Profit (loss) before tax	286	1,335	(81)	(144)		1,396	(172)	(18)	-	1,206
Net income (loss)	180	852	71	(91)		1,012	(117)	(100)	-	795

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Management Basis Adjustments represent the private label and real estate secured receivables transferred to HBUS.

(5)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(6)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

HSBC Finance Corporation

See “Basis of Reporting” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of differences between U.S. GAAP and IFRSs. Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income – The calculation of effective interest rates under IFRS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans held for resale which is included in other revenues for IFRSs.

Loan origination cost deferrals under IFRSs are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included as in Gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues. Additionally, under IFRSs, insurance investment income is included in net interest income instead of as a component of other revenues under U.S. GAAP.

Other operating income (total other revenues) – In addition to the items discussed above which are presented differently between U.S. GAAP and IFRSs, other revenues under IFRSs includes policyholder benefits expense which is classified as other expense under U.S. GAAP.

IFRSs requires loans designated as held for resale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for resale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.

For receivables transferred to held for sale subsequent to origination, there are no accounting requirements under IFRSs for loans that management intends to sell. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the component of the lower of cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

Loan impairment charges (provision for credit losses) – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectibility under IFRSs.

As discussed above, under U.S. GAAP the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

Operating expenses (total costs and expenses) – Amortization of intangible assets under IFRSs is lower than that under U.S. GAAP as the intangibles associated with our acquisition by HSBC are reflected in goodwill. Operating expenses are also lower under IFRSs as policyholder benefits expenses are reported as an offset to other revenues as

HSBC Finance Corporation

discussed above. There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense and changes in tax estimates.

Customer loans (receivables) – On an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified in other assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRS than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs.

Assets – In addition to the differences in customer loan balances as discussed above, securities under IFRSs includes HSBC Group shares held for stock plans at fair value. Additionally, there are higher derivative related assets under IFRSs compared to U.S. GAAP due to more stringent netting requirements.

13.	Fair Value Option

Effective January 1, 2007, we elected fair value option (“FVO”) reporting for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted SFAS No. 159 only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs.

Long term debt (with original maturities over one year) at June 30, 2008 of $112.9 billion includes $32.9 billion of fixed rate debt accounted for under FVO. At June 30, 2008, we have not elected FVO for $31.3 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at June 30, 2008 has an aggregate unpaid principal balance of $33.4 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $765 million. Long term debt (with original maturities over one year) at December 31, 2007 of $122.8 billion includes $32.9 billion of fixed rate debt accounted for under FVO. At December 31, 2007, we have not elected FVO for $34.3 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at December 31, 2007 has an aggregate unpaid principal balance of $33.2 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.5 billion.

The components of “Gain on debt designated at fair value and related derivatives” are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$980	$515	$(49)	$373
Credit risk component	(971)	(6)	325	238

Total mark-to-market on debt designated at fair value	9	509	276	611
Mark-to-market on the related derivatives	(934)	(557)	(5)	(439)
Net realized gains (losses) on the related derivatives	56	(82)	41	(158)

Total	$(869)	$(130)	$312	$14

The movement in the fair value reflected in “Gain on debt designated at fair value and related derivatives” includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy.

HSBC Finance Corporation

The changes in the interest component during the second quarter of 2008 reflect an increase in long term interest rates. The second quarter increase in interest rates essentially offset decreases to long term interest rates experienced in the first quarter of 2008. During the first half of 2008, short term interest rates were down substantially compared to the year-ago period while long term rates were relatively flat. Our credit spreads narrowed significantly in the second quarter of 2008, partially offsetting the widening of credit spreads that occurred during the first quarter of 2008.

14.	Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 and December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)	Quoted Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	Balance Sheet Date	(Level 1)	(Level 2)	(Level 3)

	(in millions)

June 30, 2008:
Risk management related derivatives, net(1)	$5,206	$-	$5,206	$-
Available for sale securities	3,301	494	2,756	51
Real estate owned(2)	1,296	-	1,296	-
Repossessed vehicles(2)	50	-	50	-
Long term debt carried at fair value	32,863	-	32,863	-
December 31, 2007:
Risk management related derivatives, net(1)	$3,776	$-	$3,776	$-
Available for sale securities	3,152	267	2,885	-
Real estate owned(2)	1,151	-	1,151	-
Repossessed vehicles(2)	83	-	83	-
Long term debt carried at fair value	32,896	-	32,896	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157, “Fair Value Measurements.” The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

HSBC Finance Corporation

The following table reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3):

Securities

(in millions)

Beginning balance at March 31, 2008	$-
Transfers into Level 3(2)	59
Total gains or losses (realized/unrealized):
Included in income from continuing operations	-
Included in other comprehensive income(1)	(8)

Ending balance at June 30, 2008	$51

(1)	The change in unrealized gains or losses relating to assets still held at June 30, 2008 was $(8) million.

(2)	Represents a mortgage backed security held by our Canadian subsidiary.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis On a non-recurring basis, receivables held for sale are recorded in our consolidated balance sheet at the lower of aggregate cost or fair value. At June 30, 2008, receivables held for sale which have been recorded at fair value totaled $3.1 billion, excluding $6.3 billion of receivables held for sale for which the fair value exceeds our carrying value. At June 30, 2008, receivables held for sale with a carrying value of $3.5 billion were written down to their current fair value resulting in an impairment charge of $436 million, of which $386 million was recorded as a charge to earnings during the three months ended June 30, 2008 and $395 million in the year-to-date period. At December 31, 2007, receivables held for sale which have been recorded at fair value totaled $71 million, excluding $9 million of receivables held for sale for which the fair value exceeds our carrying value. At December 31, 2007, receivables held for sale with a carrying value of $129 million were written down to their current fair value resulting in an impairment charge of $58 million. Receivables held for sale which are carried at fair value are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets and liabilities which could also be measured at fair value on a non-recurring basis include goodwill and intangible assets.

15.	New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), Business Combinations (“SFAS No. 141(R)”). This statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. This replaces the guidance in Statement No. 141 which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. SFAS 141 No.(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). This statement amends ARB 51 and provides guidance on the accounting and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. This statement also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS No. 160 will have on our financial position or results of operations.

HSBC Finance Corporation

In February 2008, the FASB issued FSP SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP SFAS No. 140-3”). Under the new guidance, the initial transfer of a financial asset and subsequent repurchase financing involving the same asset is presumptively to be linked and are considered part of the same arrangement under SFAS No. 140. The initial transfer and subsequent financing transaction will be considered separate transactions under SFAS No. 140 if certain conditions are met. FSP SFAS No. 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption is prohibited. We are currently evaluating the impact of FSP SFAS No. 140-3 on our financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the changes required by this statement to our disclosures on derivative investment and hedging activities.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard identifies the sources of accounting principles and the framework for applying those principles to financial statements in accordance with U.S. GAAP. The statement supersedes Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The standard is not intended to cause significant changes to financial reports. SFAS No. 162 shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have any material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 163 may have on our financial position or results of operations.

16. Subsequent Events

In July 2008, we continued to evaluate and refine strategies for our business. As a result, we have made the following strategic decisions related to our Canadian and Auto Finance businesses:

•	Canada — In July 2008, we decided to sell the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to an HSBC affiliate. Subject to regulatory approval, it is anticipated that ultimate ownership of the Canadian Operations will reside with HSBC Bank Canada. The projected aggregate sales price will be established based upon an independent valuation but is expected to be between $325 million and $365 million. The sale is expected to close in the fourth quarter of 2008 and is subject to certain approvals, including from regulatory authorities. Because the sale of our Canadian Operations is between affiliates under common control, the book value of the investment in our Canadian Operations in excess of the consideration received will be recorded as a decrease to common shareholder’s equity. At June 30, 2008, assets in our Canadian Operations totaled $5.2 billion, consisting

HSBC Finance Corporation

primarily of net receivables of $4.4 billion, and liabilities which totaled $4.8 billion, consisting primarily of long term debt of $4.6 billion. As a result of this decision, our operations will be limited to the United States.

•	Auto Finance — In July 2008, we decided to discontinue new auto loan originations from the dealer and direct-to-consumer channels. We will honor all outstanding loan commitments to our customers but anticipate that all new originations in these channels will cease within a 90 day period. We intend to continue offering auto loans in our Consumer Lending branch offices through the autos-in-branches program until we establish an alliance with a third party provider who will originate these loans going forward.

We will continue to service and collect the existing auto loan portfolio as it pays down. As a result of our decision to exit the Auto Finance business, we currently expect to incur cash closure costs of approximately $20 million (pre-tax) relating to costs associated with one-time termination and other employee benefits as well as lease termination. We currently anticipate a substantial portion of the estimated costs will be recognized during the second half of 2008. In addition, we anticipate we will incur an additional $5 million non-cash charge relating to impairment of fixed assets associated with our Auto Finance business, also to be recognized in the second half of 2008.

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

Net loss was $(1,445) million for the three months ended June 30, 2008 compared to net income of $63 million in the prior year quarter. Net loss was $(1,190) million for the six months ended June 30, 2008 compared to net income of $604 million in the prior year period. The decrease in net income in both periods is largely due to a markedly higher provision for credit losses as compared to the year-ago periods, the impact of lower of cost or fair value adjustments recorded for receivables transferred to held for sale and, for the three month period, significantly lower other revenues due largely to higher losses on debt designated at fair value. In addition, we experienced lower net interest income due to lower receivable levels and a deterioration in credit quality as well as lower other revenues excluding the impact of fair value option as compared to the year-ago periods, partially offset by lower costs and expenses.

In May 2008, we sold all of the common stock of Household International Europe, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. As a result, our U.K. Operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). See Note 2, “Discontinued Operations,” for a full presentation of the components of the loss from discontinued operations. Loss from continuing operations was $(1.4) billion during the three months ended June 30, 2008 and $(1.2) billion during the six months ended June 30, 2008 compared to income from continuing operations of $101 million during the three months ended June 30, 2007 and $795 million during the six months ended June 30, 2007 for the reasons discussed above. The following discussion of our financial performance in this MD&A excludes the results of our discontinued operations unless otherwise noted.

The increase in provision for credit losses during the three and six months ended June 30, 2008 primarily reflects higher losses in our Mortgage Services and Consumer Lending businesses as well as in our domestic credit card receivable portfolio due to the following:

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the portfolio continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the first half of 2008, the credit loss estimates on our Mortgage Services portfolio increased as receivable run-off continued to

HSBC Finance Corporation

slow, loss severities increased due to declines in real estate values and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first half of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

•	Credit loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio driven by an accelerated deterioration of portions of that portfolio which began in the second half of 2007. Charge-off and delinquency continued to increase during the first half of 2008 due to the marketplace changes as discussed below. Lower receivable run-off, portfolio seasoning and higher loss severities due to continued deterioration in real estate values in certain markets also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased due to higher levels of charge-off and delinquency resulting from a deterioration in 2006 and 2007 vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy.

•	Credit loss estimates in our credit card receivable portfolio increased as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued weakening in the U.S. economy including rising unemployment rates, higher average credit card receivable balances, lower recovery rates and higher levels of non-prime receivables as compared to the year-ago periods. Credit loss estimates for domestic auto finance receivables increased as a result of increased severities particularly for less fuel efficient vehicles and the continued weakening in the U.S. economy as discussed above.

Provision for credit losses was also higher during the three and six month periods ended June 30, 2008 as a result of the transfer of $9.4 billion of real estate secured, auto finance and credit card receivables, which were previously held for investment, and the related transfer of credit loss reserves of $645 million to receivables held for sale. These receivables are now carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $386 million, of which $185 million was recorded as a component of Provision for credit losses and $201 million was recorded as a component of Other income. See Note 5, “Receivables and Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale and the composition of these receivables.

Excluding the lower of cost or fair value adjustment for the transfer of receivables held for sale, we recorded loss provision in excess of net charge-offs of $361 million during the three months ended June 30, 2008 compared to $346 million during the prior year quarter and $831 million during the six months ended June 30, 2008 compared to $452 million during the prior year period. Consequently, our credit loss reserve levels increased during the first half of 2008. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Consumer Lending		Mortgage Services
Three months ended June 30,	2008	2007	2008	2007

	(in millions)

Credit loss reserves at beginning of period	$1,605	$439	$3,806	$2,140
Provision for credit losses	471	201	943	387
Charge-offs	(314)	(151)	(871)	(386)
Recoveries	2	3	7	27
Receivables transferred to held for sale	(31)	-	(38)	-
Release of credit loss reserves related to loan sales	(2)	-	(10)	(21)

Credit loss reserves at end of period	$1,731	$492	$3,837	$2,147

HSBC Finance Corporation

	Consumer Lending		Mortgage Services
Six months ended June 30,	2008	2007	2008	2007

	(in millions)

Credit loss reserves at beginning of period	$1,386	$278	$3,573	$2,085
Provision for credit losses	949	476	1,883	741
Charge-offs	(575)	(268)	(1,594)	(696)
Recoveries	4	6	23	38
Receivables transferred to held for sale	(31)	-	(38)	-
Release of credit loss reserves related to loan sales	(2)	-	(10)	(21)

Credit loss reserves at end of period	$1,731	$492	$3,837	$2,147

The decrease in net interest income in the three and six months ended June 30, 2008 was due to lower average receivables and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to deterioration in credit quality including growth in non-performing assets, lower amortization of deferred fees due to lower loan prepayments and lower loan origination volumes, and decreases in rates on variable rate products which reflect market rate movements, partially offset by increased levels of higher yielding products. Gain (loss) on debt designated at fair value and related derivatives, which is a component of other revenues, decreased during the three months ended June 30, 2008 due to a significant narrowing of credit spreads during the quarter as opposed to those experienced in the first quarter of 2008. Changes in the credit component of fair value optioned debt decreased other revenues by $869 million in the second quarter of 2008 compared to a decrease of $130 million in the year-ago quarter. Gain (loss) on fair value option debt increased during the six months ended June 30, 2008, as credit spreads were wider during the first half of 2008 as compared to the year-ago period. Excluding the gain on fair value optioned debt, other revenues decreased due to lower fee income and the lower of cost or fair value adjustment on receivables held for sale as discussed above, partially offset by lower losses on Decision One receivables held for sale due to the closing of Decision One in the third quarter of 2007. For the year-to-date period, other revenue also decreased due to lower taxpayer financial services revenue due to strategic changes in product offerings, including fewer relationships with third-party preparers and the discontinuation of pre-season and pre-file loan products. Fee income decreased due to changes in credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008 as well as higher charge-offs due to credit quality deterioration, partially offset by the impact of higher levels of average credit card receivables and increased late fees due to higher delinquency levels. Costs and expenses decreased in both periods due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs and REO expenses.

Our return on average owned assets (“ROA”) for continuing operations was (3.73) percent for the quarter ended June 30, 2008 and (1.50) percent for the six months ended June 30, 2008 compared to .24 percent for the quarter ended June 30, 2007 and .92 percent for the six months ended June 30, 2007. The decrease in ROA in both periods is primarily due to the significant loss from continuing operations during the current period.

We experienced a marked decline in net income in the current quarter as compared to the previous quarter. Loss from continuing operations before income tax benefit was $(2,225) million for the three months ended June 30,

HSBC Finance Corporation

2008 compared to income from continuing operations before income tax expense of $457 million for the three months ended March 31, 2008. The primary drivers of this decrease are summarized below:

(pre-tax,
in millions)

Income from continuing operations – quarter ended March 31, 2008	$457
Lower gain on debt designated at fair value and related derivatives	(2,050)
Lower of cost or fair value adjustment on receivables held for sale, including provision component	(386)
Higher provision for credit losses, excluding the provision component related to receivables held for sale	(184)
Lower taxpayer financial services revenue	(141)
Other, net	79

Loss from continuing operations – quarter ended June 30, 2008	$(2,225)

The lower gains on debt designated at fair value and related derivatives was driven by a significant narrowing of credit spreads during the second quarter of 2008 as compared to a widening experienced during the first quarter of 2008. The higher provision for credit losses in the second quarter of 2008 was largely driven by higher credit loss estimates in our Mortgage Services and Consumer Lending real estate secured portfolios as well as in our credit card receivable portfolio as previously discussed.

We continue to monitor several trends affecting the mortgage lending industry. Industry statistics and reports indicate that mortgage loan originations throughout the industry from 2005, 2006 and early 2007 are performing worse than originations from prior periods. Real estate markets in a large portion of the United States have been affected by a general slowing in the rate of appreciation in property values, or an actual decline in some markets such as California, Florida and Arizona, while the period of time properties remain unsold in many markets continues to increase. During the second half of 2007 and continuing into 2008, there has been unprecedented turmoil in the mortgage lending industry, including rating agency downgrades of debt secured by subprime mortgages of some issuers which contributed to a marked reduction in secondary market demand for subprime loans. The lower secondary market demand for subprime loans resulted in reduced liquidity for subprime mortgages. In response to sharply higher delinquency and charge-off rates, mortgage lenders have tightened lending standards which impacts borrowers’ ability to refinance existing mortgage loans. The rate of home price depreciation in certain markets increased significantly during the first half of 2008. It is generally believed that the slowdown in the housing market will continue to impact housing prices through 2009. The combination of these factors, including the exit of a number of mortgage lenders, has further reduced the ability of many of our customers to refinance as accessing any equity in their homes is no longer an option. This impacts both credit performance and run-off rates and has resulted in rising delinquency rates in our portfolios and across the industry, particularly for real estate secured loans.

In the second quarter of 2008, we continued to see unemployment rates rising in the same markets which are experiencing the greatest home value depreciation. Continued high gasoline and home energy costs as well as a general slowing of the U.S. economy are also significant factors in deteriorating credit performance. Economy.com and many economists continue to believe a number of U.S. market sectors and geographic areas are already in a recession and that consumer confidence is as low as it has been since the early 1980’s. These economic conditions have impacted the ability of some borrowers to make payments on their loans, including any increase in their adjustable rate mortgage (“ARM”) loan payment as the interest rates on their loans adjust under their contracts. Interest rate adjustments on first mortgages may also have a direct impact on a borrower’s ability to repay any underlying second lien mortgage loan on a property. The increasing inventory of homes for sale and declining property values in many markets is resulting in increased loss severity on homes that are foreclosed and remarketed and is also impacting the ability of some of our customers to continue to pay on their loans. In the event of a wide-scale, prolonged or deep recession in the U.S., our credit losses can be expected to increase.

HSBC Finance Corporation

Consumer Lending has previously reported weakening early stage performance in certain real estate secured loans originated since late 2005, consistent with the industry trends, and that this weakening early stage delinquency had begun to migrate into later stage delinquency. As expected, this trend continued in the first half of 2008 as our delinquency ratios continued to rise, largely as a result of the marketplace conditions discussed above. Credit performance of our Consumer Lending mortgage portfolio continued to deteriorate across all vintages, but particularly in loans which were originated in 2006 and the first half of 2007. In the first half of 2008, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate secured portfolio increased $678 million, or 32 percent since December 31, 2007. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the housing market downturn and rising unemployment rates, particularly in the states of California, Florida, Arizona, Virginia, Washington, Maryland, Minnesota, Massachusetts and New Jersey which account for approximately 50 percent of the increase in dollars of two-months-and-over contractual delinquency. At June 30, 2008, approximately 39 percent of Consumer Lending’s real estate secured portfolio was located in these nine states. Additionally, we are experiencing pronounced increases in delinquency in geographic regions which are experiencing significant increases in unemployment rates. Loss severities on foreclosed homes increased during the first half of 2008 and are expected to continue at increased levels into 2009. This continuing trend and increased charge-offs have resulted in an increase in the provision for credit losses at our Consumer Lending business in the three and six months ended June 30, 2008 as compared to the year-ago periods.

In response to this deterioration, during 2007 and 2008 Consumer Lending took steps to address the growing delinquency in its portfolios and made numerous changes in its product offerings and underwriting standards to reduce risk in its real estate secured and personal non-credit card receivable portfolios going forward. These actions have resulted in lower new loan originations in the first half of 2008 and are expected to materially reduce origination volume in our Consumer Lending business. In 2007, Consumer Lending reduced its branch network to approximately 1,000 branches at December 31, 2007. During 2008, we continued our ongoing branch optimization program which began in 2006 which eliminated approximately 100 additional branches. These branch closures have resulted in lower costs and expenses in the first half of 2008.

Additionally, as expected during the first half of 2008 we experienced further credit deterioration and higher credit loss estimates in loans acquired by our Mortgage Services business in 2005 and 2006 due to the marketplace conditions discussed above and the continued slowing of the U.S. economy. After rising initially in early 2008, dollars of two-month-and-over contractual delinquency in our Mortgage Services business have decreased over recent months and are now consistent with delinquency levels at December 31, 2007. While we recognize the positive impact of the federal economic stimulus tax rebate checks issued during the second quarter of 2008 on delinquency levels at June 30, 2008, the possibility exists that dollars of delinquency may rise during the second half of 2008 in response to continued depreciation in home values, rising unemployment rates and the overall condition of the U.S. economy. A number of our second lien customers have underlying adjustable rate first mortgages held by us or other lenders that face repricing. In certain cases, this reset may negatively impact the probability of repayment on our second lien mortgage loan. As the interest rate adjustments will occur in a slower economic environment marked by increased unemployment, lower home value appreciation or depreciation and tightened credit, we expect default rates for adjustable rate first mortgages subject to repricing as well as any second lien mortgage loans that are subordinate to an adjustable rate first lien held by another lender to remain elevated.

Based on the economic environment and expected slow recovery of housing values, we have identified customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. In the later part of the first quarter of 2008, we began expanding and enhancing our modification and restructure programs in an effort to keep more customers in their homes, while maximizing future cash flows. See “Credit Quality” for a complete discussion of our policies and practices for the collection of consumer receivables, including our account management policies and practices.

We expect our real estate secured receivable portfolios as well as the majority of our remaining domestic receivable portfolios to remain under significant pressure for the remainder of 2008 and into 2009 as the affected originations season further. We expect these marketplace and broader economic conditions will have a marked impact on our

HSBC Finance Corporation

overall delinquency and charge-off dollars and percentages throughout 2008 and into 2009 as compared to 2007, the extent of which will be based on future economic conditions, their impact on customer payment patterns and other external factors which are beyond our control.

In March 2008, we decided to reduce the size of our Auto Finance business which has historically purchased retail installment contracts from active dealer relationships throughout the U.S. We discontinued our dealer relationships in several select states, primarily in the Northeast, and discontinued certain product offerings. These actions are expected to significantly reduce our new loan origination volumes. We estimate these actions could reduce net interest income and other revenues for our Auto Finance business by approximately $52 million during the remainder of 2008. As a result of these decisions, we recorded a restructuring charge of $3 million relating to severance costs during the first quarter of 2008.

In May 2008, as part of our continuing evaluation of strategic alternatives with respect to our U.K. Operations, we sold all of the common stock of Household International Europe, the holding company for our U.K. Operations, to an HSBC affiliate. The sales price was GBP 181 million (equivalent to approximately $359 million). Because the sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid in capital and $380 million was reflected as a decrease to foreign currency translation adjustments within other comprehensive income.

As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in June 2008 we decided to close our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”). The closure of the Servicing Facilities will occur during the third quarter of 2008. The servicing activities performed in the Servicing Facilities will be redeployed to other facilities in our Card and Retail Services businesses. Additionally, we decided to eliminate positions in a number of different functions across our Card and Retail Services business. We have incurred closure costs of $12 million during the three months ended June 30, 2008. No further restructuring charges are anticipated. We currently estimate that expenses could be reduced by approximately $20 million during 2009 as a result of this decision.

We previously disclosed that we were considering the sale of our General Motors (“GM”) MasterCard receivable portfolio to HSBC Bank USA in order to maximize the efficient use of capital and liquidity at both entities. In June 2008, we decided to proceed with the sale, subject to obtaining the necessary regulatory and other approvals and expect HSBC Bank USA to apply for regulatory approval in the third quarter. We will, however, maintain the customer account relationships. As we no longer have the intent to hold these receivables for the foreseeable future, we have classified the GM MasterCard portfolio which totaled $6.3 billion as held for sale at June 30, 2008. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. Following the sale of the GM portfolio we expect our net interest income, fee income and provision for credit losses will be reduced but our other income would increase due to gains from the initial and continuing sales of GM MasterCard receivables in the future and the receipt of servicing revenue on the portfolio from HSBC Bank USA. We cannot predict with any degree of certainty the timing as to when or if regulatory and other approvals will be received and, therefore, when the related asset sale will be completed. However, if regulatory and other approvals are received, we currently expect that we will recognize an after-tax gain on sale of approximately $160 million when the GM portfolio is sold to HSBC Bank USA. Updates to the information on the financial impact of the proposed transfer will be reported as the approval process progresses.

During the first half of 2008, we continued to focus on managing risk and setting strategies for our businesses and product offerings to ensure we are providing our customers with the most value-added products while maximizing risk adjusted returns to HSBC. As a result of this on-going analysis, we have and expect to continue to tighten underwriting standards, intensify our risk management processes and focus on cost containment measures. Further refinement of our risk profile and strategies for all our business and product offerings may result in further adjustments in product type and underwriting standards going forward. We also continue to evaluate the optimal size of our balance sheet taking into consideration our desired risk profile, our liquidity and funding needs as well as

HSBC Finance Corporation

our expected views of the subprime lending industry after the market returns to more normalized levels. As a result of this on-going evaluation, in addition to transferring the $6.3 billion of GM MasterCard portfolio to receivables held for sale as discussed above, we transferred an additional $3.1 billion of real estate secured and credit card receivables and the current portion of the Canadian auto finance receivable portfolio to receivables held for sale as we no longer have the intent to hold these receivables for the foreseeable future. We anticipate these receivables will be sold in the near term. This ongoing evaluation may result in additional strategic actions that could significantly change the scope and profile of our operations.

As part of our ongoing analysis of our business strategies, during the second quarter of 2008 our Consumer Lending business has launched a new program with HSBC Bank USA which offers fixed rate mortgage loans in six states that conform to underwriting criteria set forth by the Office of Federal Housing Enterprise Oversight (“Conforming Real Estate Secured Loans”). As government sponsored enterprises (“GSE”) purchase Conforming Real Estate Secured Loans for resale into the secondary market, Conforming Real Estate Secured Loans are generally considered highly liquid. The program currently identifies Consumer Lending customers who qualify for a Conforming Real Estate Secured Loan and originate the loan in accordance with GSE underwriting requirements. These Conforming Real Estate Secured Loans, which are considered held for sale at the time of origination, are sold to HSBC Bank USA generally within thirty days. HSBC Bank USA repackages the loans and sells them to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) under its existing Freddie Mac program. We anticipate a nation-wide rollout of this program during the third quarter of 2008.

Additionally, we are taking the steps necessary to issue loans in compliance with Federal Housing Administration (“FHA”) guidelines through our retail branch network. Loans originated in accordance with FHA guidelines will be sold to HSBC Bank USA which in turn will repackage the loans for sale to the Government National Mortgage Association (“Ginnie Mae”).

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation from continuing operations as of June 30, 2008 and 2007 and for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(dollars are in millions)

Income (loss) from continuing operations	$(1,433)	$101	$(1,175)	$795
Return on average owned assets	(3.73)%	.24%	(1.50)%	.92%
Return on average common shareholder’s equity (“ROE”)	(42.19)	2.05	(17.93)	8.69
Net interest margin	6.56	6.49	6.49	6.41
Consumer net charge-off ratio, annualized	7.53	3.90	7.00	3.72
Efficiency ratio(1)	56.05	42.04	38.27	38.65

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

As of June 30,	2008	2007

	(dollars are in millions)

Receivables(1)	$130,901	$152,028
Two-month-and-over contractual delinquency ratios – continuing operations	8.30%	4.97%

(1)	Excludes receivables held for sale.

Receivables were $130.9 billion at June 30, 2008, $145.7 billion at March 31, 2008 and $152.0 billion at June 30, 2007. In the second half of 2007 and continuing into the first half of 2008, we implemented risk mitigation efforts and changes to product offerings in all businesses which, when coupled with the discontinuation of loan originations in our Mortgage Services business, have resulted in reductions in new loan volumes during the first half of 2008. These volume reductions have resulted in a continuing decline in overall receivable levels since March 31, 2008. Decreases in real estate secured receivable balances at June 30, 2008 have been partially offset by a decline in loan

HSBC Finance Corporation

prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. Additionally as discussed above, during the second quarter of 2008 we transferred $9.4 billion of receivables, which were previously held for investment, to receivables held for sale.

Our two-months-and-over contractual delinquency ratio for continuing operations increased compared to both the prior year quarter and prior quarter. The overall delinquency ratio in the quarter was negatively impacted by lower receivable levels resulting from portfolio run-off as well as lower origination volumes resulting from the risk mitigation efforts and changes to our product offerings which began in the second half of 2007 and continued into 2008. Our delinquency ratio was also impacted by the continued deterioration in the marketplace and broader economic conditions, portfolio seasoning and a higher mix of non-prime receivables. Dollars of delinquency increased modestly in the second quarter of 2008 tempered by improvements in our domestic collection activities as a result of an extended seasonal benefit due to the federal economic stimulus tax rebate checks issued during the second quarter of 2008, increased collection capacity as well as increases in the volume of receivable restructures and modifications.

Net charge-offs as a percentage of average consumer receivables from continuing operations for the quarter increased compared to both the prior year quarter and prior quarter primarily in our real estate secured, credit card and personal non-credit card portfolios as the higher levels of delinquency we have experienced due to the marketplace and broader economic conditions are migrating to charge-off. A weakening U.S. economy has negatively impacted the net charge-off ratio for all of our domestic products. The impact of lower average receivable levels driven by the elimination of correspondent purchases and other risk mitigation efforts including changes in product offerings which began in the second half of 2007 and continued in the first half of 2008 as well as the impact of lower recovery rates for our credit card receivable portfolio have also resulted in an increase in our net charge-off ratio. Increases in the net charge-off ratio were partially offset by improvements in our domestic collection activities as discussed above.

Our efficiency ratio from continuing operations was 56.05 percent for the quarter ended June 30, 2008 compared to 42.04 percent in the year-ago quarter. Our efficiency ratio was 38.27 percent for the six months ended June 30, 2008 compared to 38.65 percent for the six months ended June 30, 2007. Our efficiency ratio was significantly impacted by the change in the credit risk component of our fair value optioned debt for all of these periods. Excluding this item from both periods, our efficiency ratio deteriorated 19 basis points during the six months ended June 30, 2008 as lower net interest income and lower other revenues were partially offset by lower costs and expenses. Excluding the credit risk component of fair value optioned debt from both periods, our efficiency ratio improved 244 basis points during the three months ended June 30, 2008 as lower costs and expenses were partially offset by lower net interest income and other revenues. The reduction in costs and expenses was partially offset by higher REO and third party collection expenses resulting from the current marketplace conditions. The marked improvement in our efficiency ratio during the three months ended June 30, 2008 reflects the continuing decrease in costs and expenses as a result of our on-going entity-wide initiatives to reduce costs.

Our effective tax rate from continuing operations was (35.60) percent and (33.54) percent for the three months and six months ended June 30, 2008, respectively, compared to 24.06 percent and 34.08 percent in the year-ago periods. The effective tax rate for continuing operations for the three months ended June 30, 2008 increased as compared to the prior year quarter primarily as a result of declining low income housing tax credits as a percentage of pretax income. The effective tax rate for continuing operations for the six months ended June 30, 2008 decreased as compared to the year-ago period primarily as a result of a reduction in the amount of deferred tax assets as a result of limitations on the use of net operating losses in various states and the effects of leveraged lease accounting on early lease buyouts, partially offset by declining low income housing tax credits.

In the first quarter of 2008, HSBC Investments (North America) Inc. (“HINO”) made a capital contribution to us of $1.6 billion in exchange for one share of common stock. In the second quarter of 2008, HINO made a capital contribution to us of $600 million in exchange for one share of common stock. Both capital contributions were to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

HSBC Finance Corporation

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on an owned basis of reporting for continuing operations. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

	(dollars are in millions)

Net income (loss) – U.S. GAAP basis	$(1,445)	$63	$(1,190)	$604
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	13	18	5	1
Intangible assets	12	25	33	51
Loan origination	19	(19)	31	(15)
Loan impairment	21	(20)	34	(27)
Interest recognition	6	13	(11)	26
Loans held for resale	247	7	247	(22)
Loss on sale of U.K. Operations	(362)	-	(362)	-
Other	(3)	48	21	68

Net income (loss) – IFRSs basis	$(1,492)	$135	$(1,192)	$686

HSBC Finance Corporation

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Derivatives and hedge accounting (including fair value adjustments) – The historical use of the “shortcut” and “long haul” hedge accounting methods for U.S. GAAP resulted in different cumulative adjustments to the hedged item for both fair value and cash flow hedges. These differences are recognized in earnings over the remaining term of the hedged items. All of the hedged relationships which previously qualified under the shortcut method provisions of SFAS No. 133 have been redesignated and are now either hedges under the long-haul method of hedge accounting or included in the fair value option election.

Intangible assets – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC are reflected in goodwill for IFRSs which results in a higher goodwill balance under IFRSs. As a result, amortization of intangible assets is lower under IFRSs.

Deferred loan origination costs and fees – Under IFRSs, loan origination cost deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Credit loss impairment provisioning – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectibility under IFRSs.

Loans held for resale – IFRSs requires loans designated as held for resale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for resale are reflected as loans and recorded at the lower of amortized cost or fair value. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income.

For receivables transferred to held for sale subsequent to origination, there are no accounting requirements under IFRSs for loans that management intends to sell. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value.

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Loss on sale of U.K. Operations – IFRSs do not require transfers of net assets between affiliates under common control to be recorded at historical cost with any difference between the cash proceeds reflected as a capital transaction. As a result, under IFRSs, the loss on sale of the U.K. Operations is reported in profit and loss.

Other – There are other less significant differences between IFRSs and U.S. GAAP including pension expense, changes in tax estimates, securitized receivables and other miscellaneous items.

See “Basis of Reporting” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete discussion of differences between U.S. GAAP and IFRSs.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater

HSBC Finance Corporation

emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure). As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 12, “Business Segments.”

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at June 30, 2008 and increases (decreases) over prior periods:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)	$79,279	$(4,655)	(5.5)%	$(10,727)	(11.9)%
Auto finance	12,530	(564)	(4.3)	(403)	(3.1)
Credit card	20,175	(8,751)	(30.3)	(8,419)	(29.4)
Private label	1,452	(20)	(1.4)	280	23.9
Personal non-credit card(2)	17,366	(733)	(4.0)	(1,805)	(9.4)
Commercial and other	99	(27)	(21.4)	(53)	(34.9)

Total receivables	$130,901	$(14,750)	(10.1)%	$(21,127)	(13.9)%

Receivables held for sale:
Real estate secured	$1,231	$1,156	100+ %	$728	100+ %
Auto finance	319	319	100.0	319	100.0
Credit card	7,886	7,886	100.0	7,886	100.0

Total receivables held for sale	$9,436	$9,361	100+ %	$8,933	100+ %

Total receivables and receivables held for sale:
Real estate secured	$80,510	$(3,499)	(4.2)%	$(9,999)	(11.0)%
Auto finance	12,849	(245)	(1.9)	(84)	(.6)
Credit card	28,061	(865)	(3.0)	(533)	(1.9)
Private label	1,452	(20)	(1.4)	280	23.9
Personal non-credit card	17,366	(733)	(4.0)	(1,805)	(9.4)
Commercial and other	99	(27)	(21.4)	(53)	(34.9)

Total receivables and receivables held for sale	$140,337	$(5,389)	(3.7)%	$(12,194)	(8.0)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Mortgage Services	$28,880	$(2,771)	(8.8)%	$(9,995)	(25.7)%
Consumer Lending	48,430	(1,753)	(3.5)	(647)	(1.3)
Canadian and all other	1,969	(131)	(6.2)	(85)	(4.1)

Total real estate secured	$79,279	$(4,655)	(5.5)%	$(10,727)	(11.9)%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$13,061	$(476)	(3.5)%	$(995)	(7.1)%
Union Plus personal non-credit card	146	(13)	(8.2)	(54)	(27.0)
Personal homeowner loans	3,494	(198)	(5.4)	(642)	(15.5)
Canadian personal non-credit card	665	(46)	(6.5)	(114)	(14.6)

Total personal non-credit card	$17,366	$(733)	(4.0)%	$(1,805)	(9.4)%

HSBC Finance Corporation

Real estate secured receivables can be further analyzed as follows:

		Increases (decreases) from
		March 31,		June 30,
	June 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$66,163	$(3,550)	(5.1)%	$(7,412)	(10.1)%
Second lien	10,163	(803)	(7.3)	(2,228)	(18.0)
Revolving:
First lien	254	(152)	(37.4)	(245)	(49.1)
Second lien	2,699	(150)	(5.3)	(842)	(23.8)

Total real estate secured(1)	$79,279	$(4,655)	(5.5)%	$(10,727)	(11.9)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $1.2 billion, $75 million and $503 million primarily of closed-end, first lien receivables at June 30, 2008, March 31, 2008 and June 30, 2007, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	June 30, 2008				March 31, 2008				June 30, 2007
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate	$15,945	(1)	$45,713	(2)	$17,416	(1)	$47,347	(2)	$20,330	(1)	$45,661	(2)
Adjustable rate	12,935		2,717		14,235		2,836		18,545		3,416

Total	$28,880		$48,430		$31,651		$50,183		$38,875		$49,077

First lien	$23,533		$41,941		$25,653		$43,486		$30,733		$42,475
Second lien	5,347		6,489		5,998		6,697		8,142		6,602

Total	$28,880		$48,430		$31,651		$50,183		$38,875		$49,077

Adjustable rate	$10,342		$2,717		$11,044		$2,836		$13,956		$3,416
Interest only	2,593		-		3,191		-		4,589		-

Total adjustable rate	$12,935		$2,717		$14,235		$2,836		$18,545		$3,416

Total stated income	$6,516		$-		$7,223		$-		$9,442		$-

(1)	Includes fixed rate interest-only loans of $376 million at June 30, 2008, $396 million at March 31, 2008 and $473 million at June 30, 2007.

(2)	Includes fixed rate interest-only loans of $47 million at June 30, 2008, $48 million at March 31, 2008 and $52 million at June 30, 2007.

The following table summarizes by lien position the Consumer Lending real estate secured loans originated and acquired subsequent to December 31, 2005 as a percentage of the total portfolio which were outstanding as of the following dates:

Consumer Lending’s Receivables Originated or Acquired after December 31, 2005 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

June 30, 2008	54%	69%
March 31, 2008	53	67
June 30, 2007	45	59

HSBC Finance Corporation

The following table summarizes by lien position the Mortgage Services real estate secured loans originated and acquired subsequent to December 31, 2004 as a percentage of the total portfolio which were outstanding as of the following dates:

Mortgage Services’ Receivables Originated or Acquired after December 31, 2004 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

June 30, 2008	74%	89%
March 31, 2008	75	90
June 30, 2007	81	90

Receivable increases (decreases) since June 30, 2007 Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business resulted from our decision in March 2007 to discontinue new correspondent channel acquisitions. The balance of this portfolio will continue to decline going forward as the loan balances liquidate. The decrease also includes a portfolio sale of $150 million of real estate secured receivables from our Mortgage Services business. This reduction was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken in the second half of 2007 and the first half of 2008 to reduce risk going forward in our Consumer Lending business, including capping second lien LTV ratios at either 80 or 90 percent based on geography and the overall tightening of credit score, debt-to-income and LTV requirements for first lien loans, partially offset by the decline in loan prepayments discussed above. These actions, when coupled with a significant reduction in secondary market demand for subprime loans across the industry, will continue to limit growth of our Consumer Lending real estate secured receivables in the foreseeable future. Real estate secured receivable balances at June 30, 2008 also reflect the transfer of $1.2 billion to receivables held for sale.

Auto finance receivables decreased due to lower originations in the dealer network portfolios as a result of actions taken in the second half of 2007 to reduce risk in the portfolio as well as the decision in March 2008 to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinue certain other product offerings. The impact of lower originations through the dealer network was partially offset by organic growth principally in the near-prime portfolio in the consumer direct loan program. Auto finance receivable balances at June 30, 2008 also reflect the transfer of $319 million of auto finance receivables in our Canadian operations to receivables held for sale. Credit card receivables decreased over the year-ago period due to the actions taken in the fourth quarter of 2007 and continuing into 2008 to slow receivable growth, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, reducing marketing spend and tightening underwriting criteria for credit line increases, partially offset by domestic organic growth in our Metris and non-prime credit card portfolios. Credit card receivable balances at June 30, 2008 also reflect the transfer of $7.9 billion to receivables held for sale. Private label receivables increased from the year-ago period as a result of growth in our Canadian business as we signed a new agreement with a significant Canadian retail partner in May 2007 as well as changes in foreign exchange rates since June 30, 2007. Personal non-credit card receivables decreased from the year-ago period as a result of the actions taken in the second half of 2007 and the first half of 2008 by our Consumer Lending business to reduce risk going forward, including the elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Receivable increases (decreases) since March 31, 2008 Real estate secured receivables have decreased since March 31, 2008. As discussed above, our Mortgage Services real estate secured portfolio has continued to liquidate during the current quarter. Lower real estate secured receivables in our Consumer Lending business reflect the changes in our product offerings and risk appetite during the second half of 2007 which continued into 2008 as discussed above. These decreases in the real estate secured portfolio were partially offset by a decline in loan prepayments which has continued during the second quarter of 2008. Real estate secured receivable balances at June 30, 2008 also reflect the transfer of $1.2 billion to receivables held for sale. Decreases in our credit card, auto finance and personal non-credit card receivables were due to the changes in product offerings in the second half of 2007 as discussed above, and as it relates to auto finance receivables the further changes in product offerings and the

HSBC Finance Corporation

discontinuing of our dealer relationships in several select states during the first quarter of 2008. Credit card and auto finance receivable balances at June 30, 2008 also reflect the transfer of $7.9 billion and $319 million, respectively, to receivables held for sale.

Receivables held for sale increased during the three months ended June 30, 2008 primarily as a result of the decision to transfer our GM MasterCard receivable portfolio with an outstanding receivable balance of $6.3 billion at June 30, 2008 to receivables held for sale. In addition, we transferred an additional $3.1 billion of real estate secured, auto finance and credit card receivables to receivables held for sale as previously discussed.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations reported in our consolidated statement of income.

Net interest income The following table summarizes net interest income:

					Increase
					(decrease)
Three months ended June 30,	2008	(1)	2007	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$4,062	10.94%	$4,533	11.46%	$(471)	(10.4)%
Interest expense	1,627	4.38	1,966	4.97	(339)	(17.2)

Net interest income	$2,435	6.56%	$2,567	6.49%	$(132)	(5.1)%

					Increase
					(decrease)
Six months ended June 30,	2008	(1)	2007	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$8,344	11.06%	$9,100	11.39%	$(756)	(8.3)%
Interest expense	3,450	4.57	3,977	4.98	(527)	(13.3)

Net interest income	$4,894	6.49%	$5,123	6.41%	$(229)	(4.5)%

(1)	% Columns: comparison to average owned interest-earning assets.

The decreases in net interest income during the quarter and year-to-date periods were due to lower average receivables and lower overall yields, partially offset by lower interest expense. Yields decreased for all products due to the impact of a deterioration in credit quality, including growth in non-performing assets, lower amortization of deferred fees due to lower loan prepayments as more fully discussed below and lower origination volumes and decreases in rates on variable rate products which reflect market rate movements. These decreases were partially offset by increased levels of higher yielding products such as credit cards as well as a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. The lower interest expense during the quarter and year-to-date periods was due to lower average rates for short-term borrowings on lower average borrowings, partially offset by refinancing activities subsequent to June 30, 2007 which occurred at higher interest rates. The lower average rates for short-term borrowings reflect actions taken by the Federal Reserve which decreased short-term interest rates by 25 basis points during the three months ended June 30, 2008 and by 325 basis points since June 30, 2007. Amortization of purchase accounting fair value adjustments increased net interest income by $40 million during the three months ended June 30, 2008 and $64 million during the six month period ended June 30, 2008. Amortization of purchase accounting fair value adjustments increased net interest income by $29 million during the three months ended June 30, 2007 and $76 million during the six month period ended June 30, 2007.

HSBC Finance Corporation

Net interest margin increased during the three and six months ended June 30, 2008 primarily due to lower funding costs which were partially offset by the lower overall yield on our receivable portfolio, as discussed above. The following table shows the impact of these items on net interest margin at June 30, 2008:

	Three Months	Six Months
	Ended	Ended

Net interest margin – June 30, 2007	6.49%	6.41%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.13)	(.03)
Receivable mix	.10	.21
Impact of non-performing assets	(.49)	(.52)
Cost of funds	.58	.41
Other	.01	.01

Net interest margin – June 30, 2008	6.56%	6.49%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase (decrease)
	2008	2007	Amount	%

	(dollars are in millions)

Three months ended June 30,	$3,246	$1,854	$1,392	75.1%
Six months ended June 30,	6,123	3,346	2,777	83.0

Our provision for credit losses increased during the three and six months ended June 30, 2008 as compared to the year-ago periods primarily due to higher credit loss estimates in our Mortgage Services and Consumer Lending businesses as well as in our credit card receivable portfolio due to the following:

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the portfolio continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the first half of 2008, the credit loss estimates on our Mortgage Services portfolio increased as receivable run-off continued to slow, loss severities increased due to declines in real estate values and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first half of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

•	Credit loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio driven by an accelerated deterioration of portions of that portfolio which began in the second half of 2007. Charge-off and delinquency continued to increase during the first half of 2008 due to the marketplace changes as previously discussed. Lower receivable run-off, portfolio seasoning and higher loss severities due to continued deterioration in real estate values in certain markets also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased due to higher levels of charge-off and delinquency resulting from a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy.

•	Credit loss estimates in our credit card receivable portfolio increased as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued weakening in the U.S. economy including rising

HSBC Finance Corporation

unemployment rates, higher average credit card receivable balances, lower recovery rates and higher levels of non-prime receivables as compared to the year-ago periods. Credit loss estimates for domestic auto finance receivables increased as a result of increased severities particularly for less fuel efficient vehicles and the continued weakening in the U.S. economy as discussed above.

Provision for credit losses was also higher during the three and six month periods ended June 30, 2008 as a result of the transfer of $9.4 billion of real estate secured, auto finance and credit card receivables to receivables held for sale. These receivables are now carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $386 million, of which $185 million was recorded as a component of provision for credit losses. See Note 5, “Receivables and Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale.

Credit loss provision of $3,246 million during the second quarter of 2008 was $369 million higher than the first quarter of 2008. Excluding the $185 million of credit loss provision recorded as a component of the lower of cost or fair value adjustment on the transfer of receivables held for sale, credit loss provision increased marginally compared to the first quarter of 2008. Although we experienced higher charge-off in the second quarter of 2008, delinquency dollars increased marginally from first quarter levels tempered by improvements in our domestic collection activities as a result of an extended seasonal benefit due to the federal economic stimulus tax rebate checks issued during the second quarter of 2008, increased collection capacity and increases in the volume of receivable restructures and modifications. While we recognize the positive impact of the federal economic stimulus checks issued during the second quarter of 2008 on delinquency levels at June 30, 2008, the possibility exists that dollars of delinquency may rise during the second half of 2008 in response to continued depreciation in home values, rising unemployment rates and the overall condition of the U.S. economy.

Net charge-off dollars increased $1,192 million during the three months ended June 30, 2008 as compared to the year-ago quarter and $2,213 million during the six months ended June 30, 2008 as compared to the year-ago period. This increase was driven by the impact of the marketplace and broader economic conditions described previously in our Mortgage Services and Consumer Lending businesses, increased levels of personal bankruptcy filings and, in our credit card portfolio, seasoning, higher receivable levels, including a higher mix of non-prime receivables, and lower recovery rates.

The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase
			(decrease)
Three months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Insurance revenue	$108	$118	$(10)	(8.5)%
Investment income	20	30	(10)	(33.3)
Derivative income (expense)	27	(43)	70	(100+ )
Loss on debt designated at fair value and related derivatives	(869)	(130)	(739)	100+
Fee income	443	623	(180)	(28.9)
Enhancement services revenue	173	150	23	15.3
Taxpayer financial services revenue	7	4	3	75.0
Gain on receivable sales to HSBC affiliates	67	109	(42)	(38.5)
Servicing and other fees from HSBC affiliates	123	123	-	-
Other income (expense)	(160)	(67)	(93)	100+

Total other revenues	$(61)	$917	$(978)	(100+ )%

HSBC Finance Corporation

			Increase
			(decrease)
Six months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Insurance revenue	$213	$234	$(21)	(9.0)%
Investment income	45	49	(4)	(8.2)
Derivative income (expense)	31	(52)	83	(100+ )
Gain on debt designated at fair value and related derivatives	312	14	298	100+
Fee income	912	1,187	(275)	(23.2)
Enhancement services revenue	357	298	59	19.8
Taxpayer financial services revenue	155	243	(88)	(36.2)
Gain on receivable sales to HSBC affiliates	122	204	(82)	(40.2)
Servicing and other fees from HSBC affiliates	256	248	8	3.2
Other income (expense)	(139)	(8)	(131)	100+

Total other revenues	$2,264	$2,417	$(153)	(6.3)%

Insurance revenue decreased in the three and six months ended June 30, 2008 in our domestic operations as a result of lower credit related premiums due to reduced loan origination volumes as well as a reduction in reinsurance during the quarter and year-to-date periods. As discussed above, the results of our U.K. operations, including the U.K. insurance operations are now reported in discontinued operations.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was lower during the three and six months ended June 30, 2008 due to the recording of other-than-temporary impairments in both periods. We recorded an other-than-temporary impairment charge of $9 million on the securities of a bond insurer in our insurance investment portfolio during the three months ended June 30, 2008 and $15 million during the year-to-date period on securities of two bond issurers. The lower investment income in the year-to-date period was partially offset by lower amortization of fair value adjustments.

Derivative income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Derivative income (expense) is summarized in the table below:

Three months ended June 30,	2008	2007

	(in millions)

Net realized gains (losses)	$5	$(6)
Mark-to-market on derivatives which do not qualify as effective hedges	1	(15)
Ineffectiveness	21	(22)

Total	$27	$(43)

Six months ended June 30,	2008	2007

	(in millions)

Net realized gains (losses)	$5	$(14)
Mark-to-market on derivatives which do not qualify as effective hedges	13	(12)
Ineffectiveness	13	(26)

Total	$31	$(52)

Derivative income increased during the three and six months ended June 30, 2008 due to overall changes in interest rates during the second half of 2007 and the first half of 2008. Income from net realized gains increased in both periods due to the general reduction of short term interest rates in the U.S. and the increase in foreign short term

HSBC Finance Corporation

interest rates, specifically Euro and Yen rates. The value of mark-to-market derivatives which do not qualify as effective hedges also increased from the changes in the U.S. and foreign interest rates. Ineffectiveness was recorded on both our cash flow and fair value interest rate swaps that are hedges under the long-haul method of accounting. Cash flow and fair value hedge ineffectiveness in both periods were favorable as compared to the year-ago periods due to changes in interest rates. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. In the normal course of business, we experienced a limited amount of ineffectiveness on our long-haul hedge relationships. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the three and six months ended June 30, 2008 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three months ended June 30,	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$980	$515
Credit risk component	(971)	(6)

Total mark-to-market on debt designated at fair value	9	509
Mark-to-market on the related derivatives	(934)	(557)
Net realized gains (losses) on the related derivatives	56	(82)

Total	$(869)	$(130)

Six months ended June 30,	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(49)	$373
Credit risk component	325	238

Total mark-to-market on debt designated at fair value	276	611
Mark-to-market on the related derivatives	(5)	(439)
Net realized gains (losses) on the related derivatives	41	(158)

Total	$312	$14

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – Gains in the second quarter of 2008 due to rising long term interest rates during the quarter were more than offset in the year-to-date period as a result of decreases in long term interest rates in the first quarter of 2008. The value of the receive fixed/pay variable swaps fell in response to the rising rates in the second quarter of 2008. Income from net realized gains increased due to the reduction of short term interest rates in second half of 2007 and the first half of 2008 which caused our receive fixed/pay variable interest rate swaps to increase in value.

•	Credit – Our credit spreads narrowed significantly in the second quarter of 2008 which partially offset the widening experienced in the first quarter of 2008. For the six months ended June 30, 2008, our credit spreads experienced a net widening resulting from the general widening of new issue and secondary market credit spreads related to the financial and fixed income sectors as well as the general lack of liquidity in the

HSBC Finance Corporation

secondary bond market. The fair value benefit from the change of our own credit spreads during the year-to-date period is the result of having historically raised debt at credit spreads which are not available under today’s market conditions.

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

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three and six months ended June 30, 2008 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in the three and six months ended June 30, 2008 due to changes in credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008 as well as higher charge-offs due to credit quality deterioration, partially offset by the impact of higher levels of average credit card receivables and increased late fees due to higher delinquency levels.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was higher in the three and six months ended June 30, 2008 as a result of higher levels of credit card receivables and higher customer acceptance levels as compared to the year-ago periods.

Taxpayer financial services (“TFS”) revenue decreased in the six months ended June 30, 2008 as a result of discontinuing pre-season and pre-file loan products for the 2008 tax season and fewer relationships with third-party preparers for the 2008 tax season as we elected not to renew contracts with certain third-party preparers as they came up for renewal and negotiated early termination agreements with others.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of domestic private label receivable originations and certain credit card account originations to HSBC Bank USA. In the three and six months ended June 30, 2008, gain on receivable sales to HSBC affiliates decreased primarily due to lower premiums on our domestic private label receivables reflecting the deteriorating credit environment and lower credit card account originations. As previously discussed, in the second quarter of 2008 our Consumer Lending business began selling Conforming Real Estate Secured Loans to HSBC Bank USA. During the three months ended June 30, 2008, $14 million of Conforming Real Estate Secured Loans were sold to HSBC Bank USA. However, we anticipate an increase in volume as this program is expanded during the third quarter. The 2007 period also included sales of real estate secured receivables from our Mortgage Services portfolio to a third party.

Servicing and other fees from HSBC affiliates, which represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates, was essentially flat in both periods as the levels of receivables being serviced on behalf of HSBC Bank USA during the first half of 2008 are in line with receivable levels in the year-ago period.

Other income decreased in the three and six months ended June 30, 2008 primarily due to a lower of cost or fair value adjustment of $201 million from the transfer of receivables previously held for investment to receivables held for sale, partially offset by higher gains on miscellaneous asset sales, including real estate investments. The decrease during the six months ended June 30, 2008 also reflects a $9 million loss on sale of our Canadian mortgage brokerage firm, partially offset by a gain of $11 million on the sale of a portion of our Visa shares. Other income in the second quarter of 2007 also includes losses on real estate secured receivables held for sale by our Decision One mortgage operations of $79 million and a loss of $20 million on the sale of $2.2 billion of real estate secured receivables by our Mortgage Services business to a third party.

HSBC Finance Corporation

Costs and expenses

The following table summarizes total costs and expenses:

			Increase (decrease)
Three months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$458	$550	$(92)	(16.7)%
Sales incentives	17	59	(42)	(71.2)
Occupancy and equipment expenses	60	73	(13)	(17.8)
Other marketing expenses	89	217	(128)	(59.0)
Other servicing and administrative expenses	377	191	186	97.4
Support services from HSBC affiliates	259	287	(28)	(9.8)
Amortization of intangibles	42	64	(22)	(34.4)
Policyholders’ benefits	51	56	(5)	(8.9)

Total costs and expenses	$1,353	$1,497	$(144)	(9.6)%

			Increase (decrease)
Six months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$924	$1,122	$(198)	(17.6)%
Sales incentives	40	124	(84)	(67.7)
Occupancy and equipment expenses	118	140	(22)	(15.7)
Other marketing expenses	221	433	(212)	(49.0)
Other servicing and administrative expenses	766	363	403	100+
Support services from HSBC affiliates	534	560	(26)	(4.6)
Amortization of intangibles	97	126	(29)	(23.0)
Policyholders’ benefits	103	120	(17)	(14.2)

Total costs and expenses	$2,803	$2,988	$(185)	(6.2)%

Salaries and employee benefits decreased in the three and six months ended June 30, 2008 due to the reduction of headcount in the second half of 2007 as a result of our decisions to cease operations of our Mortgage Services business, reduce our Consumer Lending and Canadian branch networks and close a facility in Carmel, Indiana, as well as the impact of entity-wide initiatives to reduce costs. Salary expense in the three and six months ended June 30, 2008 also reflects lower salary costs derived through the use of an HSBC affiliate located outside the United States. Costs incurred and charged to us by this affiliate are reflected in Support services from HSBC affiliates. Decreases in salaries and employee benefits during both periods were partially offset by higher salary expense associated with collection activities.

Sales incentives decreased in both periods as a result of the decision in 2007 to cease operations of our Mortgage Services business as well as lower origination volumes in our Consumer Lending business resulting from the changes in product offerings first introduced in the second half of 2007.

Occupancy and equipment expenses decreased in both periods due to lower depreciation, partially offset by higher utility expenses. For the three months ended June 30, 2008, the decrease also reflects lower repair and maintenance costs as well as lower rental expense as a result of the closure of certain Consumer Lending and Canadian branches as previously discussed.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in the three and six months ended June 30, 2008 reflects the decision in the

HSBC Finance Corporation

second half of 2007 to reduce credit card, co-branded credit card and personal non-credit card marketing expenses in an effort to reduce risk and slow receivable growth in these portfolios.

Other servicing and administrative expenses increased in the three and six months ended June 30, 2008 primarily due to higher REO expenses, higher third party collection costs and the impact of lower deferred origination costs due to lower volumes, partially offset by lower insurance operating expenses in our domestic operations. Additionally, during the first half of 2008, we decreased our estimate of interest receivable by approximately $49 million due to changes related to various contingent tax items with the taxing authority as compared to an increase in our estimate of interest receivable by approximately $68 million in the year-ago period.

Support services from HSBC affiliates includes technology and other services charged to us by HTSU as well as services charged to us by an HSBC affiliate located outside of the United States providing operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates was flat during the three and six months ended June 30, 2008 as increased costs resulting from an increase in the number of employees located outside of the United States were offset by reductions in support services due to lower receivable balances as compared to the year-ago periods.

Amortization of intangibles decreased in both periods due to lower amortization for customer relationships as a result of the write off in the fourth quarter of 2007 of these relationships related to our acquisition by HSBC.

Policyholders’ benefits decreased in our domestic operations during the three and six months ended June 30, 2008 primarily due to a reduction in reinsurance, partially offset by higher disability and unemployment claims. As previously discussed, the results of our U.K. operations, including the U.K. insurance operations are now reported in discontinued operations.

Efficiency ratio The following table summarizes our efficiency ratio from continuing operations:

	2008	2007

Three months ended June 30	56.05%	42.04%
Six months ended June 30	38.27	38.65

Our efficiency ratio was significantly impacted by the change in the credit risk component of our fair value optioned debt for all of these periods. Excluding this item from both periods, our efficiency ratio deteriorated 19 basis points during the six months ended June 30, 2008 as lower net interest income and lower other revenues were partially offset by lower costs and expenses. Excluding the credit risk component of fair value optioned debt from both periods, our efficiency ratio improved 244 basis points during the three months ended June 30, 2008 as lower costs and expenses were partially offset by lower net interest income and other revenues. The reduction in costs and expenses was partially offset by higher REO and third party collection expenses resulting from the current marketplace conditions. The marked improvement in our efficiency ratio during the three months ended June 30, 2008 reflects the continuing decrease in costs and expenses as a result of our on-going entity-wide initiatives to reduce costs.

Segment Results – IFRS Management Basis

Through December 31, 2007, we reported the results of operations in three business segments: Consumer, Credit Card Services and International. In May 2007, we decided to integrate our Retail Services business, which had historically been included in the Consumer Segment, into our Credit Card Services business. In the first quarter of 2008, we completed the integration of management reporting for our Credit Card Services and Retail Services business which has resulted in the combination of these previously separate businesses into one reporting unit and began reporting results for the Cards and Retail Services segment.

Our segment disclosures are reported on a continuing operations basis. As discussed in Note 2, “Discontinued Operations,” our U.K. Operations, which were previously reported in the International Segment, are now reported as discontinued operations and are no longer included in our segment presentation. Our Canadian operations, which

HSBC Finance Corporation

comprised the remainder of our International Segment, fall below the quantitative threshold test under SFAS No. 131 for determining reportable segments and are now being reported in the “All Other” caption.

As a result, beginning in the second quarter of 2008 and going forward, we are reporting our financial results under two reportable segments: Consumer and Card and Retail Services. Our Consumer segment consists of our Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. The All Other caption includes our Canada, Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. These fair value adjustments including goodwill have been allocated to Corporate which is included in the “All Other” caption within our segment disclosure and thus not reflected in the reportable segment discussions that follow. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime receivables within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 12, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (decrease)
Three months ended June 30,	2008	2007	Amount	%

		(dollars are in millions)

Net income(loss)(1)	$(699)	$36	$(735)	(100+ )%
Net interest income	1,482	1,832	(350)	(19.1)
Other operating income	22	8	14	100+
Loan impairment charges	2,150	1,175	975	83.0
Operating expenses	448	608	(160)	(26.3)
Intersegment revenues	45	54	(9)	(16.7)
Customer loans	109,783	121,513	(11,730)	(9.7)
Assets	105,271	120,848	(15,577)	(12.9)
Net interest margin, annualized	5.30%	5.88%	-	-
Return on average assets	(2.60)	.11	-	-

HSBC Finance Corporation

			Increase (decrease)
Six months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income (loss)(1)	$(1,393)	$180	$(1,573)	(100+ )%
Net interest income	3,044	3,689	(645)	(17.5)
Other operating income	(2)	44	(46)	(100+ )
Loan impairment charges	4,308	2,230	2,078	93.2
Operating expenses	912	1,217	(305)	(25.1)
Intersegment revenues	91	100	(9)	(9.0)
Net interest margin, annualized	5.35%	5.88%	-	-
Return on average assets	(2.54)	.29	-	-

(1)	The Consumer Segment net income (loss) reported above includes a net loss of $(547) million for the three months ended June 30, 2008 and $(1,140) million during the year-to-date period for our Mortgage Services business which is no longer generating new loan origination volume as a result of the decisions to discontinue correspondent channel acquisitions and cease Decision One operations. Our Mortgage Services business reported a net loss of $(171) million for the three months ended June 30, 2007 and $(285) million for the six months ended June 30, 2007.

Our Consumer segment reported a net loss for the three and six months ended June 30, 2008 as compared to net income in the year-ago periods due to higher loan impairment charges, lower net interest income and for the six months ended June 30, 2008, lower other operating income, partially offset by lower operating expenses.

Loan impairment charges for the Consumer segment increased during the three and six months ended June 30, 2008 reflecting higher credit loss estimates in our Consumer Lending and Mortgage Services businesses due to the following:

•	Credit loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio which began in the second half of 2007. Delinquency continued to worsen during the first half of 2008 due to the marketplace changes as previously discussed. Lower receivable run-off, portfolio seasoning and higher loss severities due to continued deterioration in real estate values in certain markets also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased due to higher levels of charge-off and delinquency resulting from a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as the portfolio continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the first half of 2008, the credit loss estimates on our Mortgage Services portfolio increased as receivable run-off continued to slow, loss severities increased due to declines in real estate values and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first half of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

Also contributing to the increase in loan impairment charges were increased severities particularly for less fuel efficient vehicles and the effect of a weak U.S. economy for our Auto Finance business. In 2008, credit loss reserves increased as loan impairment charges were $248 million greater than net charge-offs in the second quarter of 2008 and $755 million greater than net charge-offs in the year-to-date period. In 2007, credit loss reserves increased as loan impairment charges were $159 million greater than net charge-offs in the second quarter of 2007 and $321 million greater than net charge-offs in the year-to-date period.

HSBC Finance Corporation

The decrease in net interest income in both periods was due to lower average customer loans and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to a deterioration in credit quality, including growth in non-performing assets and lower amortization of deferred fees due to lower loan prepayments and lower loan origination volumes. The decrease in net interest margin was primarily a result of the lower overall yields in both periods. Cost of funds was essentially flat as compared to the year-ago periods as the impact of wider credit spreads offset decreases in short term interest rates during the period. The decrease in net interest margin has been partially offset by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from reduced balances of lower yielding Mortgage Services real estate secured receivables. In addition, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. Other operating income increased during the current quarter as the year-ago periods included losses on sales of real estate secured receivables by Decision One which ceased operations in the third quarter of 2007, partially offset by higher losses in our real estate owned portfolio. Other operating income decreased in the year-to-date period as the losses in our real estate owned portfolio were greater in the year-to-date period. Operating expenses decreased in both periods resulting from lower mortgage origination volumes and lower staffing costs as a result of the termination of employees as part of the decisions to discontinue new correspondent channel acquisitions, cease Decision One operations and close certain Consumer Lending branches, as well as other cost containment measures.

ROA was (2.60) percent for the three months ended June 30, 2008 and (2.54) percent for the six months ended June 30, 2008, compared to .11 percent for the three months ended June 30, 2007 and .29 percent for the six months ended June 30, 2007. The decrease in the ROA ratio in both periods was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

Customer loans for our Consumer segment can be further analyzed as follows:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2008		2007
	2008	$	%	$	%

		(dollars are in millions)

Real estate secured	$80,474	$(3,316)	(4.0)%	$(9,821)	(10.9)%
Auto finance	12,535	(241)	(1.9)	(171)	(1.3)
Private label, including co-branded cards	83	(23)	(21.7)	(130)	(61.0)
Personal non-credit card	16,691	(657)	(3.8)	(1,608)	(8.8)

Total customer loans	$109,783	$(4,237)	(3.7)%	$(11,730)	(9.7)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2008		2007
	2008	$	%	$	%

		(dollars are in millions)

Mortgage Services	$31,446	$(2,463)	(7.3)%	$(10,080)	(24.3)%
Consumer Lending	49,028	(853)	(1.7)	259	.5

Total real estate secured	$80,474	$(3,316)	(4.0)%	$(9,821)	(10.9)%

Customer loans decreased 10 percent at June 30, 2008 as compared to $121.5 billion at June 30, 2007. Real estate secured receivables decreased from the year-ago period due to lower receivable balances in our Mortgage Services business resulting from our decision in March 2007 to discontinue new correspondent channel acquisitions. The balance of this portfolio will continue to decline going forward as the loan balances liquidate. This reduction was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. The decrease also includes a portfolio sale of

HSBC Finance Corporation

$150 million of real estate secured receivables from our Mortgage Services business. The higher real estate secured receivable levels in our Consumer Lending business resulted from the decline in loan prepayments discussed above, substantially offset by the actions taken in the second half of 2007 and continuing into the first half of 2008 to reduce risk going forward. These actions, when coupled with a significant reduction in secondary market demand for subprime loans across the industry, will continue to limit growth of our Consumer Lending real estate secured receivables in the foreseeable future. Our auto finance portfolio decreased due to lower originations in the dealer network portfolios as a result of actions taken in the second half of 2007 to reduce risk in the portfolio as well as the decision in March 2008 to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinue certain other product offerings. These decreases in our auto finance portfolio were partially offset by organic growth principally in the near-prime portfolio in the consumer direct loan program. Personal non-credit card receivables decreased from the year-ago period as a result of the actions taken in the second half of the year and continuing into the first half of 2008 by our Consumer Lending business to reduce risk and limit growth going forward, including the elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Customer loans decreased 4 percent compared to March 31, 2008 primarily due to lower real estate secured loans. Our Mortgage Services real estate secured portfolio continued to liquidate during the quarter and lower real estate secured loans in our Consumer Lending business reflected the changes in our product offering implemented during the second half of 2007 and continuing into the first half of 2008. Lower run-off rates partially offset the decreases in our real estate secured portfolio originations. Our auto finance and personal non-credit card receivable portfolios decreased as a result of the changes in our product offerings during the second half of 2007 and continuing into the first half of 2008 to reduce risk and limit growth.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(decrease)
Three months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income	$161	$368	$(207)	(56.3)%
Net interest income	1,263	1,138	125	11.0
Other operating income	774	920	(146)	(15.9)
Loan impairment charges	1,236	847	389	45.9
Operating expenses	538	635	(97)	(15.3)
Intersegment revenues	4	16	(12)	(75.0)
Customer loans	46,778	46,712	66	.1
Assets	45,209	46,366	(1,157)	(2.5)
Net interest margin, annualized	10.79%	9.92%	-	-
Return on average assets	1.42	3.23	-	-

HSBC Finance Corporation

			Increase (decrease)
Six months ended June 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income	$509	$852	$(343)	(40.3)%
Net interest income	2,565	2,260	305	13.5
Other operating income	1,617	1,774	(157)	(8.9)
Loan impairment charges	2,260	1,432	828	57.8
Operating expenses	1,118	1,267	(149)	(11.8)
Intersegment revenues	9	33	(24)	(72.7)
Net interest margin, annualized	10.80%	9.90%	-	-
Return on average assets	2.21	3.71	-	-

Our Card and Retail Services segment reported lower net income in the three and six months ended June 30, 2008 primarily due to higher loan impairment charges and lower other operating income, partially offset by higher net interest income and lower operating expenses. Loan impairment charges were higher due to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued weakening in the U.S. economy including rising unemployment rates, higher average credit card loan balances, lower recovery rates and higher levels of non-prime receivables. Although our non-prime receivables tend to experience higher delinquency and charge-off, they generate higher returns both in terms of net interest margin and fee income. In 2008, we increased credit loss reserves to $3.6 billion as loan impairment charges were $194 million greater than net charge-off in the three months ended June 30, 2008 and $249 million greater than net charge-offs in the year-to-date period. In 2007, credit loss reserves increased to $2.4 billion as loan impairment charges were $213 million greater than net charge-offs during the second quarter of 2007 and $162 million greater than net charge-offs in the year-to-date period.

Net interest income increased in the three and six months ended June 30, 2008 due to higher average customer loans and lower interest expense, partially offset by lower overall yields on our receivable portfolios reflecting market interest rate movements and the impact of a deterioration in credit quality. Net interest margin increased primarily due to a lower cost of funds partially offset by lower overall yields.

Decreases in other operating income in both periods resulted from our change in fee billings implemented during the fourth quarter of 2007 and the second quarter of 2008 as well as higher charge-offs due to credit deterioration. These decreases were partially offset by the impact of higher average customer loans, higher late fees due to higher delinquency levels and higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. Lower operating expenses were incurred in both periods as we decreased marketing expenses in our effort to slow receivable growth in our credit card portfolio.

The decreases in ROA in the three and six months ended June 30, 2008 are due to lower net income as discussed above, and higher average assets in the six months ended June 30, 2008.

As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in June 2008 we decided to close our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland during the third quarter of 2008. The servicing activities performed in the Servicing Facilities will be redeployed to other facilities in our Card and Retail Services businesses. Additionally, we decided to eliminate positions in a number of different functions across our Card and Retail Services businesses. During the three months ended June 30, 2008 we recorded $6 million of one-time termination and other employee benefits and $6 million of lease termination and associated costs. No additional restructuring charges are anticipated to be incurred.

We previously disclosed that we were considering the sale of our General Motors (“GM”) MasterCard receivable portfolio to HSBC Bank USA in order to maximize the efficient use of capital and liquidity at both entities. In June 2008, we decided to proceed with the sale, subject to obtaining the necessary regulatory and other approvals and

HSBC Finance Corporation

expect HSBC Bank USA to apply for regulatory approval in the third quarter. We will, however, maintain the customer account relationships. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. Following the sale of the GM portfolio we expect our net interest income, fee income and provision for credit losses will be reduced but our other income will increase due to gains from the initial and continuing sales of GM MasterCard receivables in the future and the receipt of servicing revenue on the portfolio from HSBC Bank USA. We cannot predict with any degree of certainty the timing as to when or if regulatory and other approvals will be received and, therefore, when the related asset sale will be completed. However, if regulatory and other approvals are received, we currently expect that we will recognize an after-tax gain on sale of approximately $160 million when the GM portfolio is sold to HSBC Bank USA. Updates to the information on the financial impact of the proposed transfer will be reported as the approval process progresses and the amounts become certain.

Customer loans decreased .2 percent to $46.8 billion at June 30, 2008 compared to $46.9 billion at March 31, 2008. The decrease is a result of the previously mentioned actions taken in the fourth quarter of 2007 and continuing into the first half of 2008 to limit credit card receivable loan growth, partially offset by domestic organic growth in our GM credit card portfolio and organic growth in our domestic private label receivable portfolio. Compared to June 30, 2007, customer loans increased .1 percent reflecting domestic organic growth in our Metris and non-prime credit card portfolios and organic growth in our domestic private label receivable portfolio, partially offset by the aforementioned actions taken in the fourth quarter of 2007 to limit growth.

The Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration have proposed rules that would, among other things, limit the ability of credit card issuers to increase credit card interest rates on existing balances. Similarly, several bills pending before Congress could impact credit card pricing and other terms. We cannot determine whether such legislative or regulatory initiatives will be instituted or predict the impact such initiatives would have on our results.

Credit Quality

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of

HSBC Finance Corporation

charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs and months coverage ratios in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

The following table summarizes credit loss reserves for our continuing operations for the periods indicated:

	June 30,		March 31,	June 30,
	2008		2008	2007

	(dollars are in millions)

Credit loss reserves	$10,934		$11,042	$6,808
Reserves as a percent of:
Receivables	8.35%		7.58%	4.48%
Net charge-offs(1)	104.8	(2)	114.7	112.9
Nonperforming loans(2)	121.1		120.2	121.5

(1)	Quarter-to-date, annualized.

(2)	Ratio excludes nonperforming loans and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserve.

Credit loss reserve levels for continuing operations at June 30, 2008 decreased as compared to March 31, 2008 as a result of transferring $9.4 billion of receivables which were previously held for investment and the related credit loss reserves of $645 million to receivables held for sale. Excluding this transfer and the related lower of cost or fair value adjustment, credit loss reserves increased as compared to March 31, 2008 as we recorded loss provision in excess of net charge-offs of $361 million during the three months ended June 30, 2008. The increase was primarily a result of the higher delinquency and credit loss estimates in our domestic real estate secured receivable portfolio, as discussed more fully below, and higher credit loss estimates in our auto finance and credit card receivable portfolios.

Credit loss reserves for continuing operations at June 30, 2008 increased markedly as compared to June 30, 2007 primarily as a result of higher delinquency and credit loss estimates in our domestic real estate secured receivable portfolio, our Consumer Lending personal non-credit card portfolio and credit card receivable portfolios, as previously discussed. In addition, the higher credit loss reserve levels reflect higher dollars of delinquency driven by portfolio seasoning, increased levels of personal bankruptcy filings and continued weakening of the U.S. economy, partially offset by lower overall receivables. Higher credit loss reserves at June 30, 2008 also reflect a higher mix of non-prime receivables in our credit card receivable portfolios.

As previously discussed, we are experiencing higher delinquency and credit loss estimates at our Mortgage Services and Consumer Lending businesses as compared to the year-ago periods. In establishing reserve levels, given the current housing market trends in the U.S., we anticipate that losses will be incurred with greater frequency and severity than historically experienced. During the second half of 2007 and continuing into 2008, unprecedented turmoil in the mortgage lending industry resulted in reduced secondary market liquidity in the marketplace for subprime mortgages. In response, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. The rate of home price deterioration in certain markets increased significantly during the first half of 2008 and is expected to continue through 2009. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home price appreciation remains

HSBC Finance Corporation

stagnant in many markets and depreciates in others. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off and credit loss estimates in our Mortgage Services and Consumer Lending real estate secured receivable portfolios. We have considered these factors in establishing our credit loss reserve levels.

We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at potentially higher contractual reset rates as well as their ability to repay any underlying second lien mortgages outstanding that we hold. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, in situations where the payment has either already reset or will reset in the near term, the value of the collateral can be estimated and as a result, losses are included in our credit loss reserves. Additionally, a significant portion of our second lien Mortgage Services mortgages are subordinate to a first lien adjustable rate loan. For customers with second lien mortgage loans that are subordinate to a first lien adjustable rate mortgage loan, the probability of repayment of the second lien mortgage loan is significantly reduced. The impact of future changes, if any, in the housing market will not have a significant impact on the ultimate loss expected to be incurred since these loans, based on history and other factors, are expected to perform like unsecured loans. As a result, we have included estimates of losses on such loans in our credit loss reserves.

Reserves as a percentage of receivables for continuing operations at June 30, 2008 were higher than at June 30, 2007 and March 31, 2008 due to the impact of additional reserve requirements as discussed above and lower receivable levels.

Reserves as a percentage of net charge-offs for continuing operations were lower than at March 31, 2008 and June 30, 2007 as the increase in charge-offs outpaced the increase in reserve levels during the quarter primarily as the markedly higher delinquency levels in our Consumer Lending and Mortgage Services real estate secured portfolios we began experiencing in the second half of 2007 are now migrating to charge-off. Also contributing to the increase was the transfer of $645 million of credit loss reserves to receivables held for sale as previously discussed.

Reserves as a percentage of nonperforming loans for continuing operations (excluding nonperforming loans held for sale) were higher compared to March 31, 2008 as reserve requirements increased more rapidly than nonperforming loans. Reserves as a percentage of nonperforming loans for continuing operations as compared to June 30, 2007 were essentially flat as the increase in nonperforming loans and reserve levels increased at similar rates.

Delinquency

The following table summarizes two-months-and-over contractual delinquency (as a percent of consumer receivables and receivables held for sale):

	June 30,	March 31,	June 30,
	2008	2008	2007

Continuing operations:
Real estate secured(1)	8.49%	7.98%	4.23%
Auto finance	3.47	2.84	2.93
Credit card	5.75	5.87	4.45
Private label	5.00	4.80	6.33
Personal non-credit card	15.39	14.96	10.51

Total consumer – continuing operations	8.30	7.94	4.97
Discontinued operations	-	7.56	8.13

Total consumer	8.30%	7.93%	5.08%

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables and receivables held for sale) for continuing operations are comprised of the following:

HSBC Finance Corporation

	June 30,	March 31,	June 30,
	2008	2008	2007

Mortgage Services:
First lien	13.00%	12.27%	6.39%
Second lien	16.66	16.89	8.06

Total Mortgage Services	13.66	13.14	6.74
Consumer Lending:
First lien	5.13	4.49	2.13
Second lien	8.98	7.91	3.57

Total Consumer Lending	5.64	4.95	2.33
Canada and all other:
First lien	3.14	3.19	2.33
Second lien	2.88	2.61	1.68

Total Canada and all other	3.01	2.88	1.95

Total real estate secured – continuing operations	8.49%	7.98%	4.23%

Total delinquency from continuing operations increased 36 basis points compared to the prior quarter. The overall delinquency ratio in the quarter was negatively impacted by lower receivable levels resulting from portfolio run-off as well as lower origination volumes resulting from the risk mitigation efforts and changes to our product offerings which began in the second half of 2007 and continued into 2008. Dollars of delinquency increased modestly in the second quarter of 2008 tempered by improvements in our domestic collection activities as a result of an extended seasonal benefit due to the federal economic stimulus tax rebate checks issued during the second quarter of 2008, increased collection capacity and increases in the volume of receivable restructures and modifications. The real estate secured two-months-and-over contractual delinquency ratio reflects higher delinquency levels in our Consumer Lending business. The increase resulted from continued weakening in the housing and mortgage industry, rising unemployment rates, continued weakening in the U.S. economy and the impact of lower real estate secured receivable levels as discussed above. The increase in two-months-and-over contractual delinquency ratio in our auto finance portfolio reflects the deterioration of marketplace and broader economic conditions and to a lesser extent, the impact of lower receivable levels due to lower origination volumes, partially offset by the improvements in collection activities discussed above. Our credit card portfolio experienced a decrease in the two-months-and-over contractual delinquency ratio due to improvements in collection activities as discussed above, partially offset by continued deterioration in the marketplace and broader economic conditions, portfolio seasoning, a higher mix of non-prime receivables and lower receivable levels as discussed above. The increase in the delinquency ratio of our personal non-credit card portfolio was driven by the impact of lower receivable levels due to our risk mitigation efforts as discussed above as portfolio seasoning and deterioration due to marketplace and broader economic conditions more than offset improvements in collection activities.

Dollars of delinquency for continuing operations increased $82 million compared to the prior quarter, reflecting higher levels of real estate secured and auto finance delinquency as discussed above, partially offset by lower delinquency dollars in our credit card and personal non-credit card portfolios as a result of improvements in collection activities during the quarter as described above which mitigated further deterioration in credit quality. While we recognize the positive impact of the federal economic stimulus checks issued during the second quarter of 2008 on delinquency levels at June 30, 2008, the possibility exists that dollars of delinquency may rise during the second half of 2008 in response to continued depreciation in home values, rising unemployment rates and the overall condition of the U.S. economy.

Compared to June 30, 2007, our total consumer delinquency ratio for continuing operations increased 333 basis points largely due to higher real estate secured delinquency levels. With the exception of our private label portfolio, we experienced higher delinquency levels across all products. Our credit card portfolio reported a marked increase in the two-months-and-over contractual delinquency ratio due to a shift in mix to higher levels of non-prime receivables, portfolio seasoning, higher levels of personal bankruptcy filings and the continuing deterioration of marketplace and broader economic conditions. The increase in the auto finance portfolio ratio reflects the

HSBC Finance Corporation

deterioration of marketplace and broader economic conditions. As discussed above, the increase in delinquency in our personal non-credit card portfolio ratio reflects lower receivable levels, portfolio seasoning and deterioration due to marketplace and broader economic conditions, partially offset by improvements in collection activities. Additionally, lower receivable levels, as discussed above, negatively impacted the delinquency ratios. Delinquency ratios for all domestic products were partially offset by federal economic stimulus tax rebate checks during the second quarter of 2008.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-offs of consumer receivables (as a percent, annualized, of average consumer receivables and receivables held for sale). The charge-off ratios presented below exclude the impact of the transfer of $645 million of credit loss reserves to receivables held for sale as part of the lower of cost or fair value adjustment.

	June 30,	March 31,	June 30,
	2008	2008	2007

Continuing operations:
Real estate secured(1)	5.74%	4.58%	2.18%
Auto finance	4.35	4.94	3.16
Credit card	10.79	9.86	6.87
Private label	4.80	4.83	7.23
Personal non-credit card	13.08	11.14	8.25

Total consumer – continuing operations	7.53	6.48	3.90
Discontinued operations	3.92	4.64	4.58

Total consumer	7.43%	6.42%	3.92%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables – continuing operations	6.06%	5.15%	2.27%

(1)	Real estate secured net charge-off of consumer receivables as a percent, annualized, of average consumer receivables are comprised of the following:

	June 30,	March 31,	June 30,
	2008	2008	2007

Mortgage Services:
First lien	6.25%	4.24%	1.20%
Second lien	33.45	26.90	11.82

Total Mortgage Services	11.29	8.62	3.32
Consumer Lending:
First lien	1.33	1.14	.56
Second lien	10.20	7.95	5.37

Total Consumer Lending	2.50	2.06	1.22
Canada and all other:
First lien	1.23	.80	1.44
Second lien	2.22	2.02	1.01

Total Canada and all other	1.75	1.46	1.19

Total real estate secured	5.74%	4.58%	2.18%

Net charge-offs as a percent, annualized, of average consumer receivables for continuing operations increased 105 basis points compared to the prior quarter primarily due to higher charge-offs in our real estate secured, credit card and personal non-credit card portfolios as the higher delinquency levels we have been experiencing are migrating to charge-off. A weakening U.S. economy has negatively impacted the charge-off ratio for all of our domestic products. The impact of lower average receivable levels driven by the elimination of correspondent

HSBC Finance Corporation

purchases and other risk mitigation efforts including changes in product offerings which began in the second half of 2007 and continued in the first half of 2008 has also resulted in an increase in our net charge-off ratio. Increases in the net charge-off ratios were partially offset by improvements in our domestic collection activities as a result of an extended seasonal benefit due to the federal economic stimulus tax rebate checks issued during the second quarter of 2008, increased collection capacity and increases in the volume of receivable restructures. The net charge-off ratio increased significantly in our real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry, including marked decreases in home values in certain markets, seasoning in our Consumer Lending real estate secured receivable portfolio and a declining average receivable balance. The increase in the net charge-off ratio in our Mortgage Services real estate secured portfolio was partially offset by a shift in mix to first lien loans which generally have lower severities as compared to second lien loans. The net charge-off ratio for our credit card receivable portfolio also reflects a shift in mix to higher levels of non-prime receivables, portfolio seasoning, higher levels of bankruptcy filings and lower recovery rates. The decrease in the net charge-off ratio in our auto finance portfolio reflects the improvements in collection activities discussed above, partially offset by the deterioration of marketplace and broader economic conditions and increased severities particularly for less fuel efficient vehicles. The personal non-credit card charge-off ratio increased reflecting a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions.

As compared to the prior year quarter, net charge-offs as a percent, annualized, of average consumer receivables for continuing operations increased 363 basis points primarily due to higher charge-offs in our real estate secured, credit card and personal non-credit card portfolios, as discussed above. The increase in the net charge-off ratio in our real estate secured portfolio was partially offset by a shift in mix to first lien receivables which generally have lower severities as compared to second lien loans. The net charge-off ratio in our credit card, auto finance and personal non-credit card portfolios increased due to continued weakening in the U.S. economy, higher levels of bankruptcy filings and for our auto finance portfolio increases in severities as discussed above. Lower recovery rates also resulted in a higher net charge-off ratio in our credit card portfolio. Increases in the net charge-off ratios were partially offset by the improvements in collection activities discussed above.

Nonperforming Assets

	June 30,	March 31,	June 30,
	2008	2008	2007

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$7,950	$7,910	$4,677
Accruing consumer receivables 90 or more days delinquent	1,076	1,277	924

Total nonperforming receivables	9,026	9,187	5,601
Real estate owned	1,141	1,082	861
Nonperforming receivables held for sale	148	24	130

Total nonperforming assets – continuing operations	10,315	10,293	6,592
Discontinued operations	-	327	366

Total nonperforming assets	$10,315	$10,620	$6,958

Credit loss reserves as a percent of nonperforming receivables – continuing operations(2)	121.1%	120.2%	121.5%

(1)	Nonaccrual receivables are comprised of the following:

(2)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or market.

HSBC Finance Corporation

	June 30,	March 31,	June 30
	2008	2008	2007

	(in millions)

Real estate secured:
Closed-end:
First lien	$4,134	$3,982	$2,009
Second lien	874	930	426
Revolving:
First lien	5	20	19
Second lien	301	318	236

Total real estate secured	5,314	5,250	2,690
Auto finance	442	368	379
Private label	15	20	25
Personal non-credit card	2,179	2,272	1,583

Total nonaccrual receivables	$7,950	$7,910	$4,677

Compared to March 31, 2008, the decrease in total nonperforming receivables from continuing operations excluding nonperforming receivables held for sale, is primarily due to improvements in collection activities as discussed above, partially offset by higher levels of real estate secured nonaccrual receivables at our Mortgage Services and Consumer Lending businesses due to the higher overall delinquency levels as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $1.3 billion at June 30, 2008, $1.4 billion at March 31, 2008 and $718 million at June 30, 2007. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

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

The tables below summarize approximate restructuring statistics (statistics on accounts where a delinquent loan has been reset to a current status) in our managed basis domestic portfolio. Managed basis assumes that securitized receivables have not been sold and remain on our balance sheet. We report our restructuring statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As the level of our securitized receivables were reduced to zero during the first quarter of 2008, managed basis and owned basis results have now converged beginning with the March 31, 2008 reporting period. As previously reported, in prior periods we used certain assumptions and estimates to compile our restructure statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). When comparing restructuring statistics from different periods, the fact that our restructure policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

HSBC Finance Corporation

Total Restructured by Restructure Period – Domestic Portfolio (“Restructure Table”)(1),(3)

(Managed Basis)

	June 30,	March 31,	June 30,
	2008	2008	2007

	(dollars are in millions)

Never restructured	79.9%	82.0%	86.8%
Restructured:
Restructured in the last 6 months	8.7	7.6	5.6
Restructured in the last 7-12 months	6.0	5.2	3.8
Previously restructured beyond 12 months	5.4	5.2	3.8

Total ever restructured(2)	20.1	18.0	13.2

Total	100.0%	100.0%	100.0%

Total Restructured by Product – Domestic Portfolio(1) (Managed Basis)
Real estate secured(4)	$20,031	$18,151	$12,923
Auto finance	2,219	2,180	1,953
Credit card	804	794	799
Private label	22	26	30
Personal non-credit card	4,203	4,256	3,825

Total	$27,279	$25,407	$19,530

(As a percent of managed receivables)
Real estate secured	25.5%	22.2%	14.6%
Auto finance	17.7	17.1	15.4
Credit card	2.9	2.8	2.8
Private label	22.2	21.9	14.1
Personal non-credit card	25.2	24.5	20.8

Total(2)	20.1%	18.0%	13.2%

(1)	Excludes our Canadian and commercial businesses, discontinued U.K. operations and other.

(2)	Total including our Canadian business was 19.7 percent at June 30, 2008, 17.1 percent at March 31, 2008 and 12.5 percent June 30, 2007.

(3)	This table includes loans for which we have reset the delinquency status to current as part of modifying certain loan terms. Restructured loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 5, “Receivables,” to our accompanying consolidated financial statements.

(4)	The Mortgage Services and Consumer Lending businesses real estate secured restructures are shown in the following table:

	June 30,	March 31,	June 30,
	2008	2008	2007

	(in millions)

Mortgage Services	$8,870	$8,219	$5,728
Consumer Lending	11,161	9,932	7,195

Total real estate secured	$20,031	$18,151	$12,923

The increase in restructured loans in the second quarter of 2008 was primarily attributable to higher contractual delinquency due to deteriorating credit quality in our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability as well as changes to our collection strategies as described below. As such, we anticipate restructured loans will continue to

HSBC Finance Corporation

increase. At June 30, 2008, March 31, 2008 and June 30, 2007 our two-months-and-over contractual delinquency included $4.9 billion (18 percent of total restructured loans in the Restructure Table), $4.7 billion (19 percent of total restructured loans in the Restructure Table) and $2.9 billion (15 percent of total restructured loans in the Restructure Table), respectively, of restructured accounts that subsequently experienced payment defaults.

The following table shows the number of real estate secured accounts included in the Restructure Table where the delinquency status was reset and whose loan terms were also modified, primarily through rate reductions, as well as the outstanding receivable balance of these accounts as of the period indicated:

Real Estate Restructures with Modifications(1)
			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

		(dollars are in millions)

June 30, 2008	28,291	9,646	$3,490	$1,410
March 31, 2008	21,021	7,612	2,355	1,087
June 30, 2007	15,227	4,213	1,407	569

(1)	This table is a subset of the loans reported in the Restructure Table and does not include loans modified but not restructured.

As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices and in the first quarter of 2008 began reviewing our receivable collection efforts as well. As more fully discussed below, these reviews have resulted in changes in our strategies for contacting customers as well as expanding existing restructure and modification programs to enable us to assist more customers in accordance with their needs.

Beginning late in the first quarter of 2008, we revised our customer contact strategies in an effort to reach more customers. We have increased collection staffing particularly during the morning and evening hours when our customers are more likely to be available. We are working with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. Additionally, we have placed loss mitigation teams in Consumer Lending branches in select markets to work with customers on a face-to-face basis to assist them during difficult times. We have also implemented new training programs to ensure that our customer service representatives are knowledgeable about the restructuring and modification programs available and are able to direct each customer to the best solution for their individual circumstance.

The following describes the primary programs we currently utilize to provide assistance to our customers with the goal to keep more customers in their homes, while maximizing future cash flows.

•	Proactive ARM Reset Modification Program: As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs nearing their first reset that we expect will be the most impacted by a rate adjustment. We are proactively contacting these customers and, through a variety of means, we assess their ability to make the adjusted payment. As appropriate and in accordance with defined policies, we modify the loans, allowing time for the customer to seek alternative financing or improve their individual situation. Through the first quarter of 2008, these loan modifications primarily involved a twelve-month temporary interest rate relief by either maintaining the current interest rate for the entire twelve-month period or resetting the interest rate for the twelve-month period to a rate lower than originally required at the first reset date. In the first quarter of 2008, we expanded the program for qualified ARM customers approaching their first reset to allow for longer term modifications. At the end of the modification period, the interest rate on the loan will reset in accordance with the original loan terms unless the borrower qualifies for and is granted a new modification. During the remainder of 2008, we anticipate approximately $692 million of ARM loans modified under this program will experience their first reset. Loans modified as part of this specific risk mitigation effort are not included in the Restructure Table, as we have not reset delinquency on these loans as they were not

HSBC Finance Corporation

contractually delinquent at the time of the modification. However, if the loan had been restructured in the past for other reasons, it is included in the Restructure Table.

•	Foreclosure Avoidance/Account Modification Programs: Since the fourth quarter of 2006, we have significantly increased our use of modifications in response to what we expect will be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, at our Mortgage Services business we are actively using account modifications to modify the rate and/or payment on a number of qualifying delinquent loans and restructure certain of these accounts after receipt of one or more modified payments and upon other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or income that has proven unfounded. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through loan restructuring and/or modification.

Based on the economic environment and expected slow recovery of housing values, during 2008 we have developed additional analytical review tools to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we have expanded our foreclosure avoidance/account modification programs to assist customers who did not qualify for assistance under the existing program requirements or who required greater assistance than available under the programs. The expanded program includes certain documentation requirements as well as receipt of two qualifying payments before the account is restructured. For Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required before the account would be restructured. During the first quarter of 2008, we offered this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. For selected customer segments, this expanded program modifies loans for ARM customers to a lower rate than scheduled at the first interest rate reset and lowers the interest rate on fixed loans. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. Under this expanded program, we have also implemented longer term modifications, providing assistance for generally either two or five years for such customers across the Consumer Lending and Mortgage Services businesses.

Loans modified under these programs are only included in the Restructure Table if the delinquency status of the loan was reset as a part of the modification or were restructured in the past for other reasons. Not all loans modified under these programs have the delinquency status reset.

HSBC Finance Corporation

The following table summarizes the volume of loans modified under these programs during the six months ended June 30, 2008 which as it relates to the Foreclosure Avoidance/Account Modifications Programs may have also been restructured:

	Number of Accounts Modified During the Six		Outstanding Receivable
	Months Ended		Balance at Time of
	June 30, 2008		Modification
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

		(dollars are in millions)

Proactive ARM Reset Modification Program(1)	-	1,837	$-	$328
Foreclosure Avoidance/Account Modification Programs(2)	13,771	18,517	1,844	2,906

Total	13,771	20,354	$1,844	$3,234

(1)	Since the inception of this program in October 2006, we have modified approximately 12,200 loans with an aggregate outstanding principal balance of $1,960 million at the time of the modification. The following provides information about the current status of loans granted modifications under this program since October 2006:

		Outstanding
	Number	Receivable
	of Loans	Balance

Less than 60-days delinquent	76.3%	76.4%
60-days or more delinquent	5.1	5.7
Paid-in-full	10.3	8.9
Charged-off, foreclosed or sold	8.3	9.0

	100.0%	100.0%

Of the loans modified under this program since October 2006, approximately 1,560 loans have subsequently qualified for assistance under other risk mitigation programs. Of the approximately 2,100 loans which have reached the end of the modification period, approximately 1,000 loans have had the interest rate reset in accordance with the original contractual terms.

(2)	Includes all loans modified under these programs during the six months ended June 30, 2008 regardless of whether the loan was also restructured.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

In addition to our restructuring and modification policies and practices, we employ other customer account management techniques in respect of delinquent accounts that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, temporary or permanent loan modifications, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreement to pay us an additional amount with future required payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms.

When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. Reserves are maintained specifically for restructured accounts. We generally consider loan rewrites to involve an extension of a new loan, and such new

HSBC Finance Corporation

loans are not reflected in our delinquency or restructuring statistics. Our account management actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above.

The amount of domestic and Canadian receivables in forbearance, modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the restructured or delinquency statistics was approximately $.1 billion or .1 percent of managed receivables at June 30, 2008 and December 31, 2007.

Geographic Concentrations The following table reflects the percentage of domestic consumer receivables and receivables held for sale by state which individually account for 5 percent or greater of our domestic portfolio as of both June 30, 2008 and December 31, 2007.

Percent of Total
Domestic
State	Receivables

California	12%
Florida	7
New York	6
Ohio	5
Pennsylvania	5
Texas	5

Liquidity and Capital Resources

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	June 30,		December 31,
	2008		2007

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$11.1		$11.1
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	11.4		11.4	(2)

Debt outstanding to HSBC clients:
Euro commercial paper	.9		2.0
Term debt	.6		.8

Total debt outstanding to HSBC clients	1.5		2.8
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	18.3		19.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.7)		(5.4)

Total real estate secured receivable activity with HSBC Bank USA	2.2		2.5

Cash received from sale of U.K. Operations to HOHU	.4		-
Cash received from sale of European Operations to HBEU affiliate	-	(1)	-	(1)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	4.6		2.4

Total HSBC related funding	$41.1		$41.0

HSBC Finance Corporation

(1)	Less than $100 million.

(2)	Excludes $3.5 billion of drawings on bank lines of our U.K. Operations that are now reported as Liabilities of discontinued operations.

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 9 percent of our total debt and preferred stock funding at June 30, 2008 and 8 percent of our total debt and preferred stock funding at December 31, 2007.

Cash proceeds received from the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of domestic private label credit card receivables to HSBC Bank USA of $18.0 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions were also used to fund ongoing operations.

At June 30, 2008 and December 31, 2007 we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances. No balances were outstanding under these domestic lines at either June 30, 2008 or December 31, 2007. We also had a revolving credit facility from HBEU to fund our operations in the U.K. of $5.7 billion at December 31, 2007. As a result of the sale of our U.K. Operations, this credit facility has been assumed by HOHU. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. We had derivative contracts with a notional value of $86.9 billion, or 97 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2008 and $91.8 billion, or approximately 97 percent at December 31, 2007.

Securities and other short-term investments Securities totaled $3.3 billion at June 30, 2008 and $3.2 billion at December 31, 2007. Securities purchased under agreements to resell totaled $2.5 billion at June 30, 2008 and $1.5 billion at December 31, 2007. Interest bearing deposits with banks totaled $467 million at June 30, 2008 and $335 million at December 31, 2007. The increase in securities purchased under agreements to resell is due to the increased amount of cash collateral related to our interest rate swaps due to the strengthening Euro which was invested in these instruments.

Commercial paper, bank and other borrowings totaled $8.2 billion at June 30, 2008 and $8.4 billion at December 31, 2007. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $.9 billion at June 30, 2008 and $2.0 billion at December 31, 2007. Commercial paper balances were lower at June 30, 2008 as a result of lower short term funding requirements due to a reduction in the overall size of the balance sheet. Generally, our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. Should this ratio fall below 100 percent, the combination of committed bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115 percent of outstanding commercial paper. At no time will the ratio of committed bank credit facilities to outstanding commercial paper fall below 80 percent.

We had committed back-up lines of credit totaling $8.7 billion at June 30, 2008 to support our domestic issuance of commercial paper. In July 2008, we added $1.1 billion in three year committed back-up lines, bringing our total committed back-up credit facilities to $9.8 billion. A portion of this total will mature each year for the next three years. Based on current market conditions, we do not anticipate renewing all of these back-up lines as they mature. However, we do not expect these reductions will have a significant impact on our overall funding strategy.

At June 30, 2008, we had conduit credit facilities with commercial and investment banks under which our domestic operations may issue securities backed with up to $10.5 billion of receivables, including auto finance, credit card and personal non-credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity decreased by $3.3 billion in the three months ended June 30, 2008 and $6.9 billion in the year-to-date period as certain facilities were not renewed. Conduit capacity for real estate secured receivables did not change in the three months ended June 30, 2008 and decreased $3.2 billion in the year-to-date period and capacity for other products decreased $3.7 billion in the first half of 2008. These reductions are primarily the result of decisions by the providing institutions to reduce their overall exposure to subprime receivables. At June 30, 2008, $7.6 billion of auto finance, credit card, personal non-credit card and real estate secured receivables were used in collateralized funding

HSBC Finance Corporation

transactions structured as secured financings under these funding programs. The amount available under the facilities varies based on the timing and volume of public securitization transactions. We also anticipate a reduction in the available conduit credit facilities as they mature throughout the remainder of 2008 due to continuing concerns about subprime credit quality. For the conduit credit facilities that do renew, credit performance requirements have been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets. Our 2008 funding plan incorporates the anticipated reductions in these facilities.

Long term debt (with original maturities over one year) decreased to $112.9 billion at June 30, 2008 from $122.8 billion at December 31, 2007. Issuances during the first half of 2008 included the following:

•	$.3 billion of foreign medium-term notes

•	$1.6 billion of InterNotessm (retail-oriented medium-term notes)

•	$.7 billion of securities backed by auto finance and credit card receivables. For accounting purposes, these transactions were structured as secured financings.

Common Equity In the first and second quarter of 2008, HINO made a capital contribution to us of $1.6 billion and $.6 billion, respectively, each in exchange for one share of common stock to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

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

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2008	2007

TETMA + Owned Reserves(1)	15.60%	13.98%
Tangible common equity to tangible managed assets(1)	6.90	6.09
Common and preferred equity to owned assets	9.65	8.56
Excluding purchase accounting adjustments:
TETMA + Owned Reserves(1)	15.63	14.18
Tangible common equity to tangible managed assets(1)	6.94	6.27

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

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

Secured financings are summarized in the following table:

Three months ended June 30,	2008	2007

	(in millions)

Real estate secured	$-	$1,595
Credit card	-	1,000
Auto finance	-	-
Personal non-credit card	-	-

Total	$-	$2,595

Six months ended June 30,	2008	2007

	(In millions)

Real estate secured	$-	$1,595
Credit card	500	2,890
Auto finance	200	1,069
Personal non-credit card	-	110

Total	$700	$5,664

As of June 30, 2008, outstanding secured financings of $18.4 billion, including conduit credit facilities, were secured by $26.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, of $23.2 billion at December 31, 2007 were secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, represented 14 percent of the funding associated with our managed funding portfolio at June 30, 2008 and 16 percent at December 31, 2007.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	June 30,	December 31,
	2008	2007

	(in billions)

Private label, and credit cards	$154	$162
Other consumer lines of credit	7	8

Open lines of credit(1)	$161	$170

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to June 30, 2008 and December 31, 2007, respectively.

In January 2008, we extended a line of credit to H&R Block for up to $3.0 billion to fund the purchase of a participation interest in refund anticipation loans. In April 2008, the balance was paid in full and the commitment was closed.

HSBC Finance Corporation

2008 Funding Strategy The acquisition by HSBC markedly improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2008 are summarized in the table that follows.

	Actual	Estimated
	January 1	July 1
	through	through	Estimated
	June 30,	December 31,	Full Year
	2008	2008	2008

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(9)	$(13) -(8)	$(22) -(17)
Commercial paper and term debt maturities	14	12-14	26 - 28
Secured financings including conduit facility maturities	11	7 - 12	18 - 23
Other	(1)	3 - 5	2 - 4

Total funding needs	$15	$9 - 23	$24 - 38

Funding sources:
Commercial paper and term debt issuances	$7	$(3) - 1	$4 - 8
Asset transfers and loan sales	-	9 - 12	9 - 12
Secured financings including conduit facility renewals	6	3 - 8	9 - 14
HSBC and HSBC subsidiaries (including capital infusions)	2	0 - 2	2 - 4

Total funding sources	$15	$9 - 23	$24 - 38

As previously discussed, we have experienced deterioration in the performance of mortgage loan originations in our Mortgage Services and Consumer Lending businesses. As a result in 2007, we discontinued new correspondent channel acquisitions and ceased operations of Decision One. Additionally, we eliminated certain product offerings and tightened underwriting criteria in our Consumer Lending business. These actions, combined with normal portfolio attrition and risk mitigation efforts, have resulted and will continue to result in a continued reduction in our aggregate portfolio in 2008. As opportunities arise, we may also consider the possibility of selling selected portfolios. Constrained risk appetite as well as any decisions to sell selected portfolios will result in attrition in the balance sheet during 2008.

Risk Management

Credit Risk There have been no significant changes in our approach to credit risk management since December 31, 2007.

At June 30, 2008, we had derivative contracts with a notional value of approximately $89.3 billion, including $86.9 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities. At June 30, 2008, we provided third party swap counterparties with $65 million collateral. At December 31, 2007, we provided third party swap counterparties with $51 million collateral. When the fair value of our agreements with affiliate counterparties require the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At June 30, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $5.2 billion which was provided in cash and offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets. At December 31, 2007, the fair value of our agreements

HSBC Finance Corporation

with affiliate counterparties required the affiliate to provide collateral of $3.8 billion which was provided in cash and offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1 and recorded in our balance sheet as a component of derivative related assets. No collateral was provided in the form of securities at June 30, 2008 or December 31, 2007.

Liquidity Risk Our liquidity is critical to our ability to operate our businesses, fund new loans and be profitable. A compromise to our liquidity could therefore have a negative effect on our financial results. During 2007 and continuing into 2008, the capital markets have been severely disrupted and became highly risk averse and reactionary. Institutional fixed income investors remain reluctant to commit significant levels of liquidity to the financial sector of the market. Traditional providers of credit to the subprime market are either reducing their exposure to this asset class or markedly tightening the credit standards necessary to receive financing for subprime assets. This has raised our cost of funds.

We continue to evaluate the optimal size of our balance sheet taking into consideration our desired risk profile, our liquidity and funding needs as well as our expected views of the subprime lending industry after the market returns to more normalized levels. We expect to continue to tighten underwriting standards and adjust product offerings resulting in lower future originations. We have transferred $9.4 billion of receivables previously held for investment to receivables held for sale and anticipate liquidating these assets in the near term. Of this amount, $6.3 billion represents the GM MasterCard portfolio that will be sold to HSBC Bank USA. These actions have and will continue to significantly reduce our need to issue secured or unsecured term debt over the remainder of 2008 and into 2009.

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

Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit was $2.35 million at June 30, 2008 and $2 million at December 31, 2007, which includes the risk associated with hedging instruments. At June 30, 2008 we had a PVBP position of $(1.4) million reflecting the impact of a one basis point increase in interest rates. As of December 31, 2007, our PVBP position was $(1.7) million.

The following table shows the components of PVBP at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$.7	$(.2)
Risk for all other remaining assets and liabilities	(2.1)	(1.5)

Total PVBP risk	$(1.4)	$(1.7)

In July 2008, as part of our ongoing risk management process, which includes a continual evaluation of the projected average life of our receivable portfolios, we extended the assumed average life of our Consumer Lending first lien real estate secured receivable portfolio. This had the effect of increasing our PVBP above our limit. Accordingly, we are executing a series of risk reduction strategies to bring this risk measure back in compliance with established limits.

HSBC Finance Corporation

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2008 a declining balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	June 30,	December 31,
	2008	2007

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$143	$153
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	127	132

In the June 2008 and December 2007 calculations, looking forward through 2008, a greater number of real estate secured receivables are expected to remain on the books due to fewer refinancing options available to subprime customers. As a result, the total benefit to net interest income has increased in the declining rate scenario. However, we anticipate higher levels of delinquency and loan impairment charges as these remain on the books longer.

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

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2008	2007

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$13,978	$13,584
Exclude:
Fair value option adjustment	(765)	(545)
Unrealized (gains) losses on cash flow hedging instruments	672	718
Minimum pension liability	13	3
Unrealized gains on investments and interest-only strip receivables	56	13
Intangible assets	(1,006)	(1,107)
Goodwill	(2,805)	(2,827)

Tangible common equity	10,143	9,839
HSBC acquisition purchase accounting adjustments	73	267

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$10,216	$10,106

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,143	$9,839
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275

Tangible shareholder’s(s’) equity	11,993	11,689
HSBC acquisition purchase accounting adjustments	73	267

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$12,066	$11,956

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$11,993	$11,689
Owned loss reserves	10,934	10,905

Tangible shareholder’s(s’) equity plus owned loss reserves	22,927	22,594
HSBC acquisition purchase accounting adjustments	73	267

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$23,000	$22,861

Tangible managed assets:
Owned assets	$150,824	$165,504
Receivables serviced with limited recourse	-	124

Managed assets	150,824	165,628
Exclude:
Intangible assets	(1,006)	(1,107)
Goodwill	(2,805)	(2,827)
Derivative financial assets	(81)	(48)

Tangible managed assets	146,932	161,646
HSBC acquisition purchase accounting adjustments	191	(387)

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$147,123	$161,259

Equity ratios:
Common and preferred equity to owned assets	9.65%	8.56%
Tangible common equity to tangible managed assets	6.90	6.09
Tangible shareholder’s(s’) equity to tangible managed assets	8.16	7.23
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	15.60	13.98
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	6.94	6.27
Tangible shareholder’s(s’) equity to tangible managed assets	8.20	7.41
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	15.63	14.18

HSBC Finance Corporation

Item 4.	Controls and Procedures

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

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LOAN DISCRIMINATION LITIGATION

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in four class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial, (N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL), Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669) and Doiron, et al. v. HSBC Mortgage Services Inc., et al., (E.D. Ca.,

HSBC Finance Corporation

2:08-CV-00605-FCD). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. At this time, we are unable to quantify the potential impact from these actions, if any.

CITY OF CLEVELAND LITIGATION

On January 10, 2008, a suit captioned, City of Cleveland v. Deutsche Bank Trust Company, et al. (No. 1:08-CV-00139), was filed in the Cuyahoga County Common Pleas Court against twenty-one financial services entities. HSBC Finance Corporation is a defendant. The City of Cleveland (“City”) seeks damages it allegedly incurred relating to property foreclosures. The alleged damages are claimed to be the result of defendants’ creation of a public nuisance in the City through their respective involvement as lenders and/or securitizers of sub-prime mortgages on properties located in Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio. On January 17, 2008, the City filed a motion seeking a Court order remanding the case back to state Common Pleas Court.

CARD SERVICES LITIGATION

Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. The parties are engaged in discovery and motion practice.

In October 2007, Visa Inc. announced that it had completed restructuring transactions in preparation for its initial public offering planned for early 2008. We have a membership interest in Visa Inc. As a result of the indemnification agreement established as part of the restructuring, entities with a membership interest have obligations to share in certain losses under various agreements with Visa Inc. in connection with this and other litigation.

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

HSBC Finance Corporation

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

The amended complaint purports to assert claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The amended complaint, which also names as defendants Arthur Andersen LLP, Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith, Inc., fails to specify the amount of damages sought. In May 2003, we, and other defendants, filed a motion to dismiss the complaint. On March 19, 2004, the Court granted in part, and denied in part the defendants’ motion to dismiss the complaint. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also dismissed all alleged § 10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. Discovery has concluded. Separately, one of the defendants, Arthur Andersen LLP, entered into a settlement of the claims against Arthur Andersen. This settlement received Court approval in April, 2006. Remaining defendants’ summary judgment motion is pending. The Court has set a trial date of March 30, 2009. At this time we are unable to quantify the potential impact from this action, if any.

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

Date: August 4, 2008

HSBC Finance Corporation
(Registrant)

/s/ Iain J. Mackay
Iain J. Mackay
Senior Executive Vice President and
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