Form 10-Q
period 2008-09-30
HSBC Finance Corp
filed 2008-11-10
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2008, there were 60 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(in millions)

Finance and other interest income	$3,844	$4,571	$12,194	$13,677
Interest expense:
HSBC affiliates	250	192	773	566
Non-affiliates	1,284	1,780	4,217	5,389

Net interest income	2,310	2,599	7,204	7,722
Provision for credit losses	3,821	3,134	9,944	6,480

Net interest income (loss) after provision for credit losses	(1,511)	(535)	(2,740)	1,242

Other revenues:
Insurance revenue	108	127	321	361
Investment income (loss)	(22)	29	23	78
Derivative income (expense)	30	4	61	(48)
Gain on debt designated at fair value and related derivatives	1,709	519	2,021	533
Fee income	472	653	1,384	1,840
Enhancement services revenue	175	167	532	465
Taxpayer financial services revenue (expense)	10	(27)	165	216
Gain on receivable sales to HSBC affiliates	66	94	188	298
Servicing and other fees from HSBC affiliates	125	126	381	374
Other (expense) income	(127)	(10)	(266)	(18)

Total other revenues	2,546	1,682	4,810	4,099

Costs and expenses:
Salaries and employee benefits	508	544	1,432	1,666
Sales incentives	10	51	50	175
Occupancy and equipment expenses	54	66	172	206
Other marketing expenses	75	161	296	594
Other servicing and administrative expenses	329	278	1,095	641
Support services from HSBC affiliates	256	288	790	848
Amortization of intangibles	42	63	139	189
Policyholders’ benefits	51	64	154	184
Goodwill impairment charge	71	881	71	881

Total costs and expenses	1,396	2,396	4,199	5,384

Loss from continuing operations before income tax expense (benefit)	(361)	(1,249)	(2,129)	(43)
Income tax expense (benefit)	(90)	(172)	(683)	239

Income (loss) from continuing operations	(271)	(1,077)	(1,446)	(282)
Discontinued Operations (Note 2):
Loss from discontinued U.K. Operations	-	(31)	(15)	(288)
Income tax benefit	-	(6)	-	(72)

Loss from discontinued operations	-	(25)	(15)	(216)

Net loss	$(271)	$(1,102)	$(1,461)	$(498)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2008	2007

	(in millions,
	except share data)

Assets
Cash	$546	$663
Interest bearing deposits with banks	173	335
Securities purchased under agreements to resell	1,603	1,506
Securities	3,136	3,152
Receivables, net	113,162	142,409
Receivables held for sale	10,958	80
Intangible assets, net	964	1,103
Goodwill	2,724	2,827
Properties and equipment, net	242	349
Real estate owned	1,127	1,023
Derivative financial assets	4	46
Deferred income taxes, net	2,696	2,763
Other assets	3,798	4,177
Assets of discontinued operations	77	5,294

Total assets	$141,210	$165,727

Liabilities
Debt:
Commercial paper, bank and other borrowings	$7,879	$8,399
Due to affiliates	12,346	11,359
Long term debt (with original maturities over one year, including $30.9 billion at September 30, 2008 and $32.9 billion at December 31, 2007 carried at fair value)	100,647	123,013

Total debt	120,872	142,771

Insurance policy and claim reserves	969	998
Derivative related liabilities	814	14
Liability for pension benefits	372	380
Other liabilities	2,538	3,147
Liabilities of discontinued operations	-	4,258

Total liabilities	125,565	151,568
Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 60 shares issued at September 30, 2008 and 57 shares issued at December 31, 2007	-	-
Additional paid-in capital	21,535	18,227
Accumulated deficit	(5,914)	(4,423)
Accumulated other comprehensive income (loss)	(551)	(220)

Total common shareholder’s equity	15,070	13,584

Total liabilities and shareholders’ equity	$141,210	$165,727

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine months ended September 30,	2008	2007

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$18,227	$17,279
Excess of book value over consideration received on sale of U.K. Operations to an HSBC affiliate	(196)	-
Capital contribution from parent company	3,500	200
Employee benefit plans, including transfers and other	4	(9)

Balance at end of period	$21,535	$17,470

(Accumulated deficit) retained earnings
Balance at beginning of period	$(4,423)	$1,877
Adjustment to initially apply the fair value method of accounting under FASB statement No. 159, net of tax	-	(542)

Balance at beginning of period, as adjusted	(4,423)	1,335
Net income (loss)	(1,461)	(498)
Dividend equivalents on HSBC’s Restricted Share Plan	(3)	(5)
Dividends:
Preferred stock	(27)	(27)
Common stock	-	(690)

Balance at end of period	$(5,914)	$115

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(220)	$359
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	195	(293)
Securities available for sale and interest-only strip receivables	(102)	(2)
Actuarial gains, transition obligation and prior service costs relating to pension and postretirement benefits	(3)	-
Foreign currency translation adjustments	(41)	88

Other comprehensive income (loss), net of tax	49	(207)
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. Operations	(380)	-

Balance at end of period	$(551)	$152

Total common shareholder’s equity	$15,070	$17,737

Comprehensive income (loss)
Net income (loss)	$(1,461)	$(498)
Other comprehensive income (loss)	49	(207)

Comprehensive income (loss)	$(1,412)	$(705)

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended September 30,	2008	2007

	(in millions)

Cash flows from operating activities
Net income (loss)	$(1,461)	$(498)
Loss from discontinued operations	(15)	(216)

Income (loss) from continuing operations	(1,446)	(282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	9,944	6,480
Gain on receivable sales to HSBC affiliates	(188)	(298)
Loss on sale of real estate owned, including lower of cost or fair value adjustments	329	152
Lower of cost or fair value adjustment on receivables transferred to held for sale included in other income	298
Insurance policy and claim reserves	(31)	(13)
Depreciation and amortization	192	253
Gain on sale of Mastercard shares	-	(113)
Mark-to-market on debt designated at fair value and related derivatives	(1,876)	(776)
Other-than-temporary impairments on available for sale securities	55	-
Goodwill impairment	71	881
Net change in other assets	255	(376)
Net change in other liabilities	(577)	(349)
Net change in receivables held for sale, originated with intent to sell	(33)	1,409
Foreign exchange and SFAS No. 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	(392)	2,065
Excess tax benefits from share-based compensation arrangements	-	(8)
Other, net	426	(16)

Cash provided by operating activities – continuing operations	7,027	9,009
Cash provided by operating activities – discontinued operations	186	151

Net cash provided by operating activities	7,213	9,160

Cash flows from investing activities
Securities:
Purchased	(387)	(823)
Matured	460	589
Sold	164	95
Net change in short-term securities available for sale	(463)	1,220
Net change in securities purchased under agreements to resell	(97)	(1,310)
Net change in interest bearing deposits with banks	155	(322)
Proceeds from sale of Mastercard shares	-	17
Receivables:
Net (originations) collections	4,336	(4,468)
Purchases and related premiums	(37)	(210)
Proceeds from sales of real estate owned	1,395	1,016
Cash received on sales of receivables held in portfolio to a third party	1,696	2,147
Net cash received in sale of U.K. Operations to an affiliate	259	-
Properties and equipment:
Purchases	(140)	(96)
Sales	21	2

Cash provided by (used in) investing activities – continuing operations	7,362	(2,143)
Cash provided by (used in) investing activities – discontinued operations	107	487

Net cash provided by investing activities	7,469	(1,656)

STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine months ended September 30,	2008	2007

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt and deposits	(497)	(1,643)
Net change in due to affiliates	1,015	(329)
Long term debt issued	4,467	16,265
Long term debt retired	(23,295)	(21,235)
Insurance:
Policyholders’ benefits paid	(78)	(83)
Cash received from policyholders	42	36
Capital contribution from parent	3,500	200
Shareholders’ dividends	(27)	(717)
Excess tax benefits from share-based compensation arrangements	-	8

Cash used in financing activities – continuing operations	(14,873)	(7,498)
Cash used in financing activities – discontinued operations	(45)	(402)

Net cash used in financing activities	(14,918)	(7,900)

Effect of exchange rate changes on cash	8	(8)

Net change in cash	(228)	(404)
Cash at beginning of period(1)	783	871

Cash at end of period(2)	$555	$467

Supplemental Noncash Investing Activities
Transfer of receivables to real estate owned	$1,868	$1,513

Transfer of receivables to held for sale	$12,222	$-

(1)	Cash at beginning of period includes $120 million and $133 million for discontinued operations as of January 1, 2008 and 2007, respectively.

(2)	Cash at end of period includes $9 million and $130 million for discontinued operations as of September 30, 2008 and 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

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

In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom operations (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), a subsidiary of HSBC. The sales price was GBP 181 million (equivalent to $359 million in May 2008). With this sale, our operations are now limited to North America. At the time of the sale, the assets of the U.K. Operations consisted primarily of net receivables of $4.6 billion and the liabilities consisted primarily of amounts due to HSBC affiliates of $3.6 billion. As a result of this transaction, HOHU assumed the liabilities of our U.K. Operations outstanding at the time of the sale. Because the sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid in capital and $380 million was reflected as a decrease to other comprehensive income, primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our U.K. Operations were previously reported in the International Segment.

The following summarizes the operating results of our U.K. Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008(1)	2007	2008(1)	2007

	(in millions)

Net interest income and other revenues	$-	$206	$189	$588
Provision for credit losses	-	54	94	323
Loss before income tax benefit	-	(31)	(15)	(288)
Income tax benefit	-	(6)	-	(72)
Loss from discontinued operations	-	(25)	(15)	(216)

(1)	Amounts shown for 2008 represent totals from the beginning of the period through May 31, 2008, the effective date of the sale.

The following summarizes the assets and liabilities of our U.K. Operations at December 31, 2007 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

December 31,
2007

(in millions)

Cash	$120
Receivables, net of credit loss reserves of $327 million	4,966
Intangible assets, net	4
Properties and equipment, net	66
Other assets	138

Assets of discontinued operations	$5,294

Commercial paper, bank and other borrowings	$25
Due to affiliates	3,543
Long term debt	472
Other liabilities	218

Liabilities of discontinued operations	$4,258

Assets of discontinued operations at September 30, 2008 includes $9 million of cash in non-interest bearing accounts and $68 million due from an HSBC affiliate related to a subsegment of this disposal group which is expected to be received in the fourth quarter of 2008 upon the dissolution of certain legal entities.

3.	Pending Transfer of Canadian Operations

In July 2008, we decided to sell the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to an HSBC affiliate. It is anticipated that ultimate ownership of the Canadian Operations will reside with HSBC Bank Canada. The aggregate sales price of approximately $377 million (based on the current exchange rate) was established after reviewing the results of an independent valuation. As a result of this valuation, a goodwill impairment charge was recorded. The sale is expected to close in the fourth quarter of 2008, subject to obtaining regulatory approval. Because the sale of our Canadian Operations is between affiliates under common control, any differences between the book value of the investment in our Canadian Operations and the consideration received will be recorded directly to common shareholder’s equity. At September 30, 2008, assets in our Canadian Operations totaled $4.4 billion, consisting primarily of net receivables of $3.8 billion, available-for-sale securities of $441 million and goodwill of $96 million. At September 30, 2008, liabilities which totaled $4.0 billion, consisting primarily of long term debt of $3.8 billion. As a result of this decision, our operations will be entirely limited to the United States. Upon completion of the sale, we will report the results of our Canadian Operations as discontinued operations.

4.	Restructuring Activities

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation has resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken since mid-2007.

Card and Retail Services Business As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in June 2008 we decided to close our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”) during the third quarter of 2008. The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services businesses. Additionally, we decided to eliminate positions in a number of different functions across our Card and Retail Services businesses. The following summarizes the changes in the restructure liability relating to our Card and Retail Services business during the three and nine months ended September 30, 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$6	$6	$12
Restructuring costs paid during the period	(4)	-	(4)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at September 30, 2008	$1	$6	$7

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$-	$-	$-
Restructuring costs recorded during the period	6	6	12
Restructuring costs paid during the period	(4)	-	(4)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at September 30, 2008	$1	$6	$7

During the quarter ended September 30, 2008 we released $1 million of one-time termination accruals as we adjusted a variety of previously estimated severance costs. At September 30, 2008, our restructuring liability was $1 million related to one-time termination and other employee benefits and $6 million related to lease termination and associated costs. The remaining costs will be paid in future periods. No additional restructuring charges are anticipated to be incurred.

Auto Finance Business In March 2008, we decided to reduce the size of our Auto Finance business which is a part of our Consumer Segment and has historically purchased retail installment contracts from active dealer relationships throughout the U.S. as part of its business strategy. We decided to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinue certain other product offerings. As a result of these decisions, we recorded $3 million in severance costs during the first quarter of 2008 which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss). These severance costs were fully paid to the affected employees during the second quarter of 2008.

In July 2008, we decided to discontinue new auto loan originations from our dealer and direct-to-consumer channels. We will honor all outstanding loan commitments to our customers. We intend to continue offering auto loans in our Consumer Lending branch offices through the autos-in-branches program until we establish an alliance with a third party provider, at which time all auto originations will cease. We will continue to service and collect the existing auto loan portfolio as it pays down. As a result of our decision to exit the Auto Finance business, during the three months ended September 30, 2008, we recorded $19 million of one-time termination and other employee benefits and $6 million of lease termination and associated costs. We currently anticipate an additional $2 million of one-time termination and other employee benefits costs will be recorded during the fourth quarter of 2008. In addition, we recorded a $2 million non-cash charge relating to impairment of fixed assets associated with our Auto Finance business during the third quarter of 2008. At September 30, 2008, our restructuring liability was $14 million related to one-time termination and other employee benefits and $6 million related to lease termination and associated costs. While our Auto Finance business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Mortgage Services Business Early in 2007, we decided to discontinue the correspondent channel acquisitions of our Mortgage Services business, which is part of our Consumer Segment. The restructuring activities related to the decision to discontinue the correspondent channel acquisitions were completed in 2007. In the third quarter of 2007, as a result of the continuing deterioration in the subprime mortgage lending industry, we ceased the operations of Decision One Mortgage Company (“Decision One”) which were reported as part of our Mortgage Services business. Also in 2007, we began closing our Mortgage Services’ business headquarters office in Fort Mill, South Carolina. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in the restructure liability relating to our Mortgage Services business during the three and nine months ended September 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$1	$21	$22
Restructuring costs paid during the period	-	(1)	(1)

Restructure liability at September 30, 2008	$1	$20	$21

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$6	$21	$27
Restructuring costs recorded during the period	-	4	4
Restructuring costs paid during the period	(2)	(5)	(7)
Adjustments to restructure liability during the period	(3)	-	(3)

Restructure liability at September 30, 2008	$1	$20	$21

During the nine months ended September 30, 2008, we released $3 million of severance accruals as we have adjusted a variety of previously estimated costs as well as recorded additional lease termination and associated costs of $4 million representing the updated accrual for the Fort Mill office space including the impact of a newly executed sublease arrangement with a third party. Through September 30, 2008, we have expensed a cumulative total of $56 million in restructuring costs, including fixed asset write-offs, as a result of these actions in our Mortgage Services business. No additional restructuring charges as a result of these decisions are anticipated in future periods. While our Mortgage Services business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Consumer Lending Business In 2006, we began a branch optimization initiative with the objective of increasing the number of branches in better performing markets and decreasing the number of branches in underperforming markets. In the fourth quarter of 2007, we took several actions in our Consumer Lending business, which is part of our Consumer Segment, to reduce risk and as a result, we decided to initiate a more aggressive approach to sizing the branch network to approximately 1,000 branches at December 31, 2007 (“2007 Branch Restructure”). This reduction of the branch network also resulted in realignment of staffing in our Consumer Lending corporate functions. No further costs resulting from the 2007 Branch Restructure are anticipated. These actions resulted in the recording of a restructuring liability in 2007. Our branch optimization program is ongoing and resulted in the elimination of approximately 100 additional branches during the first nine months of 2008. Additional branches may be eliminated the future as the branch optimization program continues.

The following summarizes the changes in restructure liability relating to our Consumer Lending business during the three and nine months ended September 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$1	$2	$3
Restructuring costs paid during the period	-	(1)	(1)

Restructure liability at September 30, 2008	$1	$1	$2

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$7	$14	$21
Restructuring costs paid during the period	(5)	(12)	(17)
Adjustments to restructure liability during the period	(1)	(1)	(2)

Restructure liability at September 30, 2008	$1	$1	$2

During the nine months ended September 30, 2008, we decreased the restructuring liability by $2 million as we have finalized a variety of previously estimated severance costs and lease termination costs. Through September 30, 2008, we have expensed a cumulative total of $29 million in restructuring costs, including fixed asset write-offs, as a result of these actions in our Consumer Lending business.

Facility in Carmel, Indiana In the third quarter of 2007, we closed our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”) to optimize our facility and staffing capacity given the overall reductions in business volumes. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business. The following summarizes the changes in restructure liability relating to the Carmel Facility during the three and nine months ended September 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$-	$1	$1
Restructuring costs paid during the period	-	(1)	(1)

Restructure liability at September 30, 2008	$-	$-	$-

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$4	$2	$6
Restructuring costs paid during the period	(2)	(2)	(4)
Adjustments to restructure liability during the period	(2)	-	(2)

Restructure liability at September 30, 2008	$-	$-	$-

During the nine months ended September 30, 2008, we reduced the restructuring liability by $2 million as we adjusted a variety of previously estimated severance costs. No additional costs were recorded during the nine months ended September 30, 2008 and no additional costs are anticipated in future periods. Through September 30, 2008, we have expensed a cumulative total of $5 million in restructuring costs as a result of closing the Carmel Facility.

Canadian Business During the fourth quarter of 2007, we tightened underwriting criteria for various real estate and unsecured products in our Canadian business, which is reported in the “All Other” caption in our segment reporting, resulting in lower volumes. This led to a decision to close our mortgage operations in Canada which underwrote loans sourced through brokers as well as to close 29 branches prior to November 1, 2007. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in the restructure liability in our Canadian business during the three and nine months ended September 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$1	$1	$2
Restructuring costs paid during the period	(1)	-	(1)

Restructure liability at September 30, 2008	$-	$1	$1

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$1	$4	$5
Restructuring costs recorded during the period	2	-	2
Restructuring costs paid during the period	(3)	(2)	(5)
Adjustments to restructure liability during the period	-	(1)	(1)

Restructure liability at September 30, 2008	$-	$1	$1

During the nine months ended September 30, 2008, we recorded an additional restructuring charge of $2 million relating to previously estimated severance costs and reduced the restructuring liability by $1 million as we adjusted a variety of previously estimated lease terminations and associated costs. Through September 30, 2008, we have expensed a cumulative total of $14 million in restructuring costs as a result of these Canadian branch closures. As a result of the lower origination volumes discussed above, we are evaluating the appropriate scope and geographic distribution of our Canadian branches in efforts to optimize management efficiencies as well as to reduce expenses.

Summary of Restructuring Activities The following table summarizes the net expense for all restructuring activities recorded during the nine months ended September 30, 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)(3)	Costs(2)(3)	Total

	(in millions)

Card and Retail Services	$5	$6	$11
Auto Finance	22	6	28
Mortgage Services	(3)	4	1
Consumer Lending	(1)	(1)	(2)
Carmel Facility	(2)	-	(2)
Canadian Business	2	(1)	1

	$23	$14	$37

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income.

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income.

(3)	During the three months ended September 30, 2008, we incurred a net expense of $18 million in one-time termination and other employee benefits and $6 million in lease termination and other associated costs.

5.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,000	$6	$(125)	$1,881
Money market funds	221	-	-	221
U.S. government sponsored enterprises(1)	331	2	(5)	328
U.S. government and Federal agency debt securities	109	-	(1)	108
Non-government mortgage backed securities	173	-	(42)	131
Other	444	1	(12)	433

Subtotal	3,278	9	(185)	3,102
Accrued investment income	34	-	-	34

Total securities available for sale	$3,312	$9	$(185)	$3,136

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,173	$18	$(28)	$2,163
Money market funds	194	-	-	194
U.S. government sponsored enterprises(1)	253	2	(2)	253
U.S. government and Federal agency debt securities	37	1	-	38
Non-government mortgage backed securities	208	-	(3)	205
Other	274	1	(9)	266

Subtotal	3,139	22	(42)	3,119
Accrued investment income	33	-	-	33

Total securities available for sale	$3,172	$22	$(42)	$3,152

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation which collectively represent $126 million and $156 million of total fair value at September 30, 2008 and December 31, 2007, respectively.

We have recorded other-than-temporary impairment charges of $40 million during the three months ended September 30, 2008 and $55 million in the year-to-date period. At September 30, 2008, the evaluation of our investments in perpetual preferred securities, which are included in the “Other” caption in the table above, was performed in accordance with guidance issued in October 2008 by the Securities and Exchange Commission (“SEC”). This guidance allowed registrants to evaluate perpetual preferred securities similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer. Prior to applying this guidance, perpetual preferred securities were assessed for impairment using an equity-like impairment model. At September 30, 2008, unrealized losses on certain perpetual preferred securities of $11 million are reflected as a component of other comprehensive income.

In the third quarter of 2008, we sold all our Fannie Mae and Freddie Mac preferred equity shares and recorded a loss of $13 million.

A summary of gross unrealized losses and related fair values as of September 30, 2008 and December 31, 2007, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
September 30, 2008	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	553	$(85)	$1,215	100	$(40)	$263
U.S. government sponsored enterprises	19	(2)	76	13	(3)	22
U.S. government and Federal agency debt securities	1	-	5	1	(1)	5
Non-government mortgage backed securities	26	(20)	91	7	(22)	33
Other	42	(10)	78	18	(2)	13

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	146	$(8)	$445	340	$(20)	$798
U.S. government sponsored enterprises	3	-	15	38	(2)	75
U.S. government and Federal agency debt securities	-	-	-	4	-	9
Non-government mortgage backed securities	8	(1)	52	9	(2)	32
Other	46	(9)	79	35	-	94

The gross unrealized losses on our securities available for sale have increased during the first nine months of 2008 as the impact of wider credit spreads, particularly in the third quarter of 2008, were only partially offset by decreases in interest rates. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the par value of the investment. Substantially all of our remaining securities are rated A- or better, and we have the ability and intent to hold these investments until maturity or a market price recovery. Accordingly, other than the corporate debt and preferred equity securities discussed below, these securities are not considered other-than-temporarily impaired.

Approximately 73 percent of our non-government mortgage backed and asset backed securities, which totaled $178 million at September 30, 2008, are rated “AAA.” The level of subprime assets supporting these securities is approximately $23 million.

6.	Receivables and Receivables Held for Sale

Receivables and receivables held for sale consisted of the following:

	September 30,	December 31,
	2008	2007

	(in millions)

Receivables:
Real estate secured(1)	$75,917	$86,638
Auto finance	8,706	13,257
Credit card	19,961	30,390
Private label	1,402	1,579
Personal non-credit card	16,668	18,845
Commercial and other	98	144

Total receivables	122,752	150,853
HSBC acquisition purchase accounting fair value adjustments	(23)	(76)
Accrued interest receivable	2,494	2,493
Credit loss reserves	(11,819)	(10,577)
Unearned credit insurance premiums and claims reserves	(242)	(286)
Amounts due and deferred from receivable sales	-	2

Total receivables, net	$113,162	$142,409

Receivables held for sale(2):
Real estate secured	$380	$80
Auto finance	2,786	-
Credit card	7,792	-

Total receivables held for sale	$10,958	$80

(1)	Further analysis of our real estate secured receivable portfolio, including lien position, is presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations: of this Form 10-Q under the caption “Receivables Review.”

(2)	Receivables held for sale at September 30, 2008 includes $10.8 billion of receivables held for sale originated with intent to hold for investment and $113 million of receivables held for sale originated with intent to sell. See separate discussions below.

As of September 30, 2008, outstanding secured financings, which are a component of long term debt, of $18.2 billion including conduit credit facilities were secured by $26.6 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, of $23.2 billion at December 31, 2007 were secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

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

Receivables Held for Sale – Originated with Intent to Hold For Investment:

As previously discussed, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. During the third quarter of 2008, we identified certain real estate secured receivables with a fair value of $75 million and auto finance receivables with a fair value of $2.8 billion for which we no longer have the intent to hold for the foreseeable future and anticipate will be sold in the near term. Accordingly, these receivables, which were previously held for investment purposes, have been transferred to held for sale during the third quarter of 2008.

The following table summarizes receivables previously held for investment purposes which have now been classified as receivables held for sale as of September 30, 2008 by business:

	Consumer		Mortgage		Card and Retail	Auto
	Lending		Services		Services	Finance	Total

	(in millions)

Real estate secured	$252	(1)	$15	(1)	$-	$-	$267
Auto finance(2)	302		-		-	2,484	2,786
Credit card(3)	-		-		7,792	-	7,792

	$554		$15		$7,792	$2,484	$10,845

(1)	Comprised of fixed rate, first lien, closed-end real estate secured receivables to be sold to third parties.

(2)	Represents auto finance receivables which we intend to sell to an HSBC affiliate, subject to regulatory approval.

(3)	Includes the General Motors (“GM”) MasterCard portfolio of $6.2 billion which we intend to sell to an HSBC affiliate, subject to regulatory approval, as well as receivables with a fair value of $1.6 billion from the Core and Metris portfolios which may be sold to third parties.

The following table shows the activity in our receivables held for sale — originated with the intent to hold for investment from June 30, 2008 to September 30, 2008:

Receivables held for sale-originated with intent to hold for investment at June 30, 2008(1)	$9,361
Transfers into receivables held for sale at lower of cost or fair value	2,861
Receivable sales	(1,279)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	(34)
Net change in receivable balances	(64)

Receivables held for sale-originated with intent to hold for investment at September 30, 2008	$10,845

(1)	Prior to the second quarter of 2008, we had not transferred any receivables originated with the intent to hold for investment to receivables held for sale.

These receivables are carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $327 million during the three months ended September 30, 2008 and $713 million in the year-to-date period comprised of the following:

	Consumer	Mortgage	Card and Retail	Auto
	Lending	Services	Services	Finance	Canada	Total

	(in millions)

Three months ended September 30, 2008:
Provision for credit losses(1)	$22	$6	$-	$202	$-	$230
Other income(2)	10	6	30	51	-	97

Lower of cost or fair value adjustment	$32	$12	$30	$253	$-	$327

Nine months ended September 30, 2008:
Provision for credit losses(1)	$52	$33	$128	$202	$-	$415
Other income(2)	59	31	150	51	7	298

Lower of cost or fair value adjustment	$111	$64	$278	$253	$7	$713

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale.

(2)	Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity.

Receivables Held for Sale – Originated with Intent to Sell:

As discussed more fully in Note 11, “Related Party Transactions,” during the second quarter of 2008, we launched a new program with HSBC Bank USA to originate and sell real estate secured receivables to the Federal Home Loan Mortgage Corporation. These receivables are considered held for sale at the time of origination and are carried at the lower of cost or fair value. At September 30, 2008, we had $32 million of receivables held for sale under this program.

Additionally, we continue to report as held for sale certain receivables of our Mortgage Services business and Solstice Capital Group Inc. (“Solstice”), a subsidiary of our Consumer Lending business, which were classified as held for sale at the time of origination. Receivables held for sale in our Mortgage Services business totaled $55 million at September 30, 2008 and $71 million at December 31, 2007. Receivables held for sale related to Solstice totaled $26 million at September 30, 2008 and $9 million at December 31, 2007.

Purchased Receivable Portfolios:

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. These acquired receivables were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $68 million at September 30, 2008 and $73 million at December 31, 2007 and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $78 million at September 30, 2008 and $92 million at December 31, 2007. At September 30, 2008, no credit loss reserve for the acquired Champion receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable yield of $2 million during the quarter ended September 30, 2008. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Champion portfolio. There were no additions to accretable yield or reclassifications from non-accretable yield during the quarter ended September 30, 2007.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables which were also subject to the requirements of SOP 03-3. The carrying amount of the credit card receivables acquired from Metris which were subject to SOP 03-3 was $60 million at September 30, 2008 and $105 million at December 31, 2007 and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $92 million at September 30, 2008 and $159 million at December 31, 2007. At September 30, 2008, no credit loss reserve for the acquired Metris receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference of $3 million during the quarter ended September 30, 2008. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio. There was a reclassification to accretable yield from non-accretable yield of $5 million during the quarter ended September 30, 2007.

The following summarizes the accretable yield on Champion and Metris receivables at September 30, 2008 and 2007:

Three months ended September 30,	2008	2007

	(in millions)

Accretable yield beginning of period	$(34)	$(50)
Accretable yield amortized to interest income during the period	8	11
Reclassification from non-accretable difference	(5)	(5)

Accretable yield at end of period	$(31)	$(44)

Nine months ended September 30,	2008	2007

	(in millions)

Accretable yield beginning of period	$(36)	$(76)
Accretable yield amortized to interest income during the period	26	39
Reclassification from non-accretable difference	(21)	(7)

Accretable yield at end of period	$(31)	$(44)

Concentrations of Credit Risk:

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables and receivables held for sale have a high loan-to-value ratio.

Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. At September 30, 2008, the outstanding balance of our interest-only loans was $2.6 billion, or 2 percent of receivables, including receivables held for sale. At December 31, 2007, the outstanding balance of our interest-only loans was $4.1 billion, or 3 percent of receivables, including receivables held for sale. We no longer originate or acquire interest-only loans through either our Consumer Lending branch network or Mortgage Services business. Prior to our decision to cease operations, our Decision One mortgage operation offered interest-only loans largely for resale.

At September 30, 2008 and December 31 2007, we had $14.3 billion and $18.5 billion, respectively, in adjustable rate mortgage (“ARM”) loans at our Consumer Lending and Mortgage Services businesses. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In 2007, we discontinued correspondent channel acquisitions and eliminated the small volume of ARM originations in our Consumer Lending business. Consequently, the percentage of adjustable rate real estate secured receivables will decrease significantly over time. The table below shows ARM loans that will experience their first interest rate reset in the remainder of 2008 and through December 31, 2009. ARM loans with reset dates after 2009 are not significant.

		Period of
	Outstanding	First Interest
	Balance of	Rate Reset(1)
	ARM Loans	2008	2009

	(in billions)

September 30, 2008	$14.3	$.6	$3.5
December 31, 2007	18.5	3.7	4.1

(1)	Based on original contractual reset date and the outstanding receivable levels at the end of each period.

Prior to 2007, we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. The outstanding balance of stated income loans in our real estate secured portfolio was $5.8 billion at September 30, 2008 and $7.9 billion at December 31, 2007. We no longer offer stated income loans.

Troubled Debt Restructurings:

Provision for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”). Re-aged loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered TDR Loans and loss reserve estimates are determined in accordance with SFAS No. 114 which requires a discounted cash flow analysis to assess impairment. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. The following table presents information about our TDR Loans:

	September 30,	December 31,
	2008	2007

	(in millions)

TDR Loans(1):
Real estate secured:
Mortgage Services	$2,538	$1,531
Consumer Lending	1,513	730
Canada and all other	63	67

Total real estate secured	4,114	2,328
Auto finance	166	144
Credit card	398	329
Private label	7	5
Personal non-credit card	545	500

Total TDR Loans	$5,230	$3,306

	September 30,	December 31,
	2008	2007

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$267	$84
Consumer Lending	217	65
Canada and all other	14	9

Total real estate secured	498	158
Auto finance	39	29
Credit card	78	56
Private label	1	1
Personal non-credit card	103	88

Total credit loss reserves for TDR Loans(2)	$719	$332

Three months ended September 30,	2008	2007

	(in millions)

Average balance of TDR Loans(1)	$4,948	$2,489
Interest income recognized on TDR Loans(1)	85	70

Nine months ended September 30,	2008	2007

	(in millions)

Average balance of TDR Loans(1)	$4,287	$2,039
Interest income recognized on TDR Loans(1)	207	91

(1)	Includes TDR balances reported as receivables held for sale. As a result, the TDR loan balances above include $62 million of credit card TDR loans held for sale for which there are no credit loss reserves as they are carried at lower of cost or fair value.

(2)	Included in credit loss reserves.

7.	Credit Loss Reserves

An analysis of credit loss reserves for continuing operations was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

	(in millions)

Credit loss reserves at beginning of period	$10,934	$6,808	$10,577	$6,366
Provision for credit losses	3,821	3,134	9,944	6,480
Charge-offs	(2,857)	(1,840)	(8,360)	(5,119)
Recoveries	179	181	575	566
Receivables transferred to held for sale	(249)	-	(894)	-
Other, net	(9)	11	(23)	1

Credit loss reserves at end of period	$11,819	$8,294	$11,819	$8,294

As discussed more fully in Note 6, “Receivables and Receivables Held for Sale,” $10.8 billion of receivables which were previously held for investment purposes are classified as receivables held for sale as of September 30, 2008. Credit loss reserves associated with the transfer of receivables to receivables held for sale of $249 million during the three months ended September 30, 2008 and $894 million in the year-to-date period were transferred to receivables held for sale as part of the lower of cost or fair value adjustment.

Further analysis of credit quality and credit loss reserves and our credit loss reserve methodology are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Credit Quality.”

8.	Intangible Assets

Intangible assets consisted of the following:

		Historical
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

		(in millions)

September 30, 2008
Purchased credit card relationships and related programs	$1,736	$-	$820	$916
Retail services merchant relationships	270	-	270	-
Other loan related relationships	333	158	171	4
Trade names	700	700	-	-
Technology, customer lists and other contracts	282	-	238	44

Total	$3,321	$858	$1,499	$964

December 31, 2007
Purchased credit card relationships and related programs	$1,736	$-	$717	$1,019
Retail services merchant relationships	270	-	257	13
Other loan related relationships	333	158	169	6
Trade names	700	700	-	-
Technology, customer lists and other contracts	282	-	217	65

Total	$3,321	$858	$1,360	$1,103

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year ending December 31,

(in millions)

2008	$181
2009	168
2010	146
2011	139
2012	136
Thereafter	172

9.	Goodwill

Goodwill balances associated with our Canadian Operations will change from period to period due to movements in foreign exchange. Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC or our acquisition of Metris are adjusted against goodwill pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Changes in the carrying amount of goodwill are as follows:

	2008	2007

	(in millions)

Balance at January 1,(1)	$2,827	$6,568
Goodwill associated with the sale of our Canadian mortgage brokerage subsidiary	(13)	-
Goodwill impairment charge related to our Canadian operations	(71)	-
Goodwill impairment related to the Mortgage Services business	-	(881)
Change in estimate of the tax basis of assets and liabilities recorded in the HSBC acquisition	(7)	(60)
Impact of foreign currency translation	(12)	25

Balance at September 30,	$2,724	$5,652

(1)	Goodwill balances at January 1, 2008 reflect goodwill impairment charges of $2,774 million during the fourth quarter of 2007 related to our Consumer Lending and Auto Finance businesses.

In March 2008, our Canadian operations sold all of the capital stock of a small mortgage brokerage subsidiary and $13 million of goodwill associated with this business was included as a component of the $9 million loss on sale.

During the third quarter of 2008, after determining the price of our Canadian operations in conjunction with our planned transfer to an HSBC affiliate, we concluded that the goodwill allocated to our Canadian operations was impaired. As a result, we recorded a goodwill impairment charge of $71 million.

10.	Income Taxes

Effective tax rates for continuing operations are analyzed as follows.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

		(in millions)

Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in rate resulting from:
Goodwill impairment	4.8	22.2	.8	652.8
State rate change effect on net deferred tax assets	-	(.5)	3.0	(4.7)
State and local taxes, net of federal benefit	(.1)	(.7)	(1.8)	(9.9)
Low income housing and other tax credits	(3.9)	(1.3)	(1.8)	(111.6)
Leveraged lease accounting	1.1	-	1.5	48.8
Effects of foreign operations	10.3	1.1	2.4	22.7
Other	(2.1)	.4	(1.2)	(7.3)

Effective tax rate	(24.9)%	(13.8)%	(32.1)%	555.8%

The effective tax rate for continuing operations for the three months ended September 30, 2008 increased as compared to the prior year quarter primarily as a result of the effects of foreign operations which include a valuation allowance on foreign tax credit carryforwards. The effective tax rate for continuing operations for the nine months ended September 30, 2008 decreased as compared to the year-ago period primarily as a result of the non-deductible goodwill impairment in the prior year period. The significant percentage changes in the effective tax rate reconciliation for the nine months ended September 30, 2007 is due to the tax adjustments applied to an insignificant amount of pretax loss.

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from the audit on our uncertain tax positions at this time.

We are in a net deferred tax asset position of $2.7 billion as of September 30, 2008 and $2.8 billion as of December 31, 2007. This net deferred tax asset is net of both deferred tax liabilities and valuation allowances. We believe that it is more likely than not that the net deferred tax assets will be fully realized as we expect to generate sufficient taxable income in the future to realize these deferred tax assets. In making this determination, we considered forecasts of future profitability, earnings history, capital adequacy, tax planning strategies, carryback and carryforward periods. If future events differ from our current forecasts, an additional valuation allowance may need to be established.

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

	September 30,	December 31,
	2008	2007

	(in millions)

Assets and (Liabilities):
Cash	$486	$475
Securities	62	-
Securities purchased under agreements to resell	600	415
Derivative financial assets (liability), net	(811)	34
Affiliate preferred stock received in sale of U.K. credit card business(1)	270	301
Other assets	289	634
Due to affiliates	(12,346)	(11,359)
Other liabilities	(104)	(471)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(in millions)

Income/(Expense):
Interest expense – HSBC affiliates	$(250)	$(192)	$(773)	$(566)
Interest income from HSBC affiliates	4	11	30	30
HSBC affiliate income:
Gain (loss) on receivable sales to HSBC affiliates:
Daily sales of domestic private label receivable originations	26	79	89	242
Daily sales of credit card receivables	38	31	97	72
Sales of real estate secured receivables	2	(16)	2	(16)
Servicing and other fees from HSBC affiliates:
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenue	1	3	5	7
Domestic private label and card receivable servicing and related fees	105	104	323	310
Other servicing, processing, origination and support revenues	12	11	32	36
HSBC Technology and Services (USA) Inc. (“HTSU”)	4	4	12	10
Other HSBC affiliates	3	4	9	11
Taxpayer financial services loan origination and other fees	-	-	(13)	(19)
Support services from HSBC affiliates:
HTSU	(198)	(240)	(615)	(706)
HSBC Global Resourcing (UK) Ltd.	(43)	(35)	(129)	(108)
Other HSBC affiliates	(15)	(13)	(46)	(34)
Stock based compensation expense with HSBC	(15)	(25)	(48)	(85)

(1)	Balance may fluctuate between periods due to foreign currency exchange rate impact.

Transactions with HSBC Bank USA:

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originates the loans in accordance with Freddie Mac’s underwriting criteria. The loans are then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackages the loans and sells them to Freddie Mac under their existing Freddie Mac program. This program has been launched in six states during the second quarter of 2008 and was rolled out nationwide during the third quarter of 2008. During the three months ended September 30, 2008, we originated $83 million of real estate secured loans and sold $68 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. During the nine months ended September 30, 2008, we originated $110 million of real estate secured loans and sold $82 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and in December 2004, we sold HSBC Bank USA our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold domestic private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. On a daily basis we sell substantially all new domestic private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the sale of domestic private label and credit card receivables are reflected in the table above. The following table summarizes the receivables we are servicing for HSBC Bank USA at September 30, 2008 and December 31, 2007 and the receivables sold during the nine month periods ended September 30, 2008 and 2007:

	Private Label	Credit Card
	Receivables	Receivables

	(in billions)

Receivables serviced for HSBC Bank USA:
September 30, 2008	$17.4	$1.9
December 31, 2007	18.5	1.8
Receivables sold to HSBC Bank USA during the nine months ended:
September 30, 2008	14.2	3.6
September 30, 2007	15.1	2.8

•	As of September 30, 2008 and December 31, 2007, we were servicing $2.2 billion and $2.5 billion, respectively, of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in Servicing and other fees from HSBC affiliates.

•	HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $13 million and $19 million during the nine months ended September 30, 2008 and 2007, respectively. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as Support services from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either September 30, 2008 or December 31, 2007.

•	In the nine months ended September 30, 2007, we sold approximately $646 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax loss on these sales of $16 million.

Transactions with HSBC Holdings plc:

•	At September 30, 2008 and December 31, 2007, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at September 30, 2008 and December 31, 2007. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates.

•	During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC. Interest expense recorded on the underlying junior subordinated notes totaled $4 million during the three months ended September 30, 2008 and 2007 and $13 million during the nine months ended September 30, 2008 and 2007. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced by a line of credit from an affiliate. The balance outstanding under this line of credit was $.6 billion at December 31, 2007 and was included in other assets. Interest income associated with this line of credit was recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

•	Technology services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU recorded as a reduction of occupancy and equipment expense was $12 million during both the three months ended September 30, 2008 and the year-ago quarter. During both the nine months ended September 30, 2008 and the year-ago period, rental revenue from HTSU was $36 million.

Transactions with HSBC Bank plc (“HBEU”):

•	We had a revolving credit facility from HBEU to fund our operations in the U.K. of $5.7 billion at December 31, 2007. Upon the sale of our U.K. Operations, this credit facility was assumed by HOHU. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. which is now reported in Liabilities of discontinued operations. Annual commitment fee requirements to support availability of these lines is included as a component of Loss from discontinued U.K. operations.

•	In September 2008, we borrowed $1 billion from an existing uncommitted credit facility with HBEU. The borrowing is for 60 days and matures in November 2008. We may request renewal of this borrowing for an additional period of time at its current maturity in November 2008.

•	Technology services in the United Kingdom are centralized within a subsidiary of HBEU. Operating expenses relating to information technology which were billed to us by HBEU prior to the sale of our U.K. Operations to HOHU in May 2008 are included as a component of Loss from discontinued U.K. operations.

•	In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. We retained the collection operations related to the credit card operations and entered into a service level agreement to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $10 million during 2008 under this service level agreement which is included as a component of Loss from discontinued U.K. operations. We received $8 million and $24 million during the three and nine months ended September 30, 2007, respectively, under this service level agreement which is included as a component of Loss from discontinued U.K. operations. This service level agreement was transferred to HOHU as a result of the sale of our U.K. Operations.

Transactions with other HSBC affiliates:

•	As previously discussed in Note 2, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to $359 million in May 2008). Because this sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid in capital and $380 million was reflected as a decrease to foreign currency translation adjustments within other comprehensive income.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $83.7 billion at September 30, 2008 and $90.4 billion at December 31, 2007. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. At September 30, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.5 billion which was received in cash and offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a reduction of derivative related assets. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.8 billion which was received in cash and offset against the fair value amount recognized for derivative instruments in accordance with FSP 39-1. No collateral was provided in the form of securities at September 30, 2008 or December 31, 2007.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under agreement to resell. Interest income recognized on these securities totaled $4 million during the three months ended September 30, 2008 and $15 million during the nine months ended September 30, 2008 and is reflected as Interest income from HSBC affiliates in the table above. Interest income recognized on these securities totaled $3 million during the three months ended September 30, 2007 and $6 million during the nine months ended September 30, 2007.

•	During the second quarter of 2008 we extended a revolving line of credit of $.4 billion to HSI. This line of credit was terminated in September 2008 and replaced by a line of credit from another affiliate.

•	We use an HSBC affiliate located outside of the United States to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services are included as a component of Support services from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Through August 2008, our Canadian business originated and serviced auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

•	We utilize HSBC Markets (USA) Inc., an affiliated HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. There were no fees paid to the affiliate for such services during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, we paid fees to the affiliate for such services of $1 million and $12 million, respectively. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

•	In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services portfolio to third parties. HSBC Markets (USA) Inc., an affiliated HSBC entity, assisted in the transaction by placing the loans with interested third parties. Fees paid for these services totaled $4 million and were included as a component of the approximately $20 million loss realized on the sale of this loan portfolio.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 12, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

12.	Pension and Other Postretirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

		(in millions)

Service cost – benefits earned during the period	$13	$12	$43	$38
Interest cost	19	17	55	49
Expected return on assets	(22)	(21)	(64)	(63)
Recognized losses	1	2	1	4
(Gains) losses on curtailment	-	-	-	-

Net periodic benefit cost	$11	$10	$35	$28

We sponsor additional defined benefit pension plans for our Canadian based employees. Pension expense for our Canadian defined benefit pension plans which is included in continuing operations was $.7 million and $2.1 million, respectively for the three and nine months ended September 30, 2008. Pension expense for our Canadian defined benefit pension plans was $.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2007.

Components of the net periodic benefit cost for our postretirement benefits other than pensions are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(in millions)

Service cost – benefits earned during the period	$1	$2	$3	$4
Interest cost	2	3	10	10
Expected return on assets	-	-	-	-
Recognized (gains) losses	-	(1)	(2)	(1)
(Gains) losses on curtailment	-	-	(4)	-

Net periodic benefit cost	$3	$4	$7	$13

13.	Business Segments

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

Our segment disclosures are on a continuing operations basis. As discussed in Note 2, “Discontinued Operations,” our U.K. Operations, which were historically reported in the International Segment, are now reported as discontinued operations and are no longer included in our segment presentation. In the second quarter of 2008, we reported our Canadian operations in the “All Other” caption as our Canadian operations fell below the quantitative threshold test under SFAS No. 131 for determining reportable segments. As discussed in Note 3, “Pending Transfer of Canadian Operations,” we anticipate our Canadian operations will be sold to an HSBC affiliate during the fourth quarter of 2008. Under IFRSs, these operations are classified as discontinued operations and are no longer included in our segment presentation. As our Canadian operations are not currently considered discontinued operations under U.S. GAAP, they are included in the reconciliation to U.S. GAAP consolidated totals for continuing operations.

As a result, beginning in the second quarter of 2008 and going forward, we are reporting our financial results under two reportable segments: Consumer and Card and Retail Services. Our Consumer segment consists of our Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. The All Other caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Beginning in the third quarter of 2008, our Canadian operations are no longer included in our segment presentation as these operations are currently considered discontinued operations under IFRSs. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees and capital are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. We currently intend to sell our GM MasterCard receivable portfolio and a portion of our domestic auto finance receivable portfolio to HSBC Bank USA, subject to regulatory approval. Upon the completion of these sales, IFRS Management Basis results will also assume that these portfolios have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

Fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
		Card				Basis				U.S. GAAP
		and		Adjustments/		Continuing	Management		IFRS	Continuing
		Retail	All	Reconciling		Operation	Basis	IFRS	Reclass-	Operation
	Consumer	Services	Other	Items		Totals	Adjustments(4)	Adjustments(5)	ifications(6)	Totals
	(in millions)

Three months ended September 30, 2008:
Net interest income	$1,356	$1,263	$130	$-		$2,749	$(356)	$(171)	$88	$2,310
Other operating income (Total other revenues)	(13)	807	1,668	(68	)(1)	2,394	(21)	63	110	2,546
Loan impairment charges (Provision for credit losses)	2,678	1,491	23	-		4,192	(438)	28	39	3,821
Operating expenses (Total costs and expenses)	491	525	130	-		1,146	14	89	147	1,396
Profit (loss) before tax	(1,826)	54	1,645	(68)		(195)	47	(225)	12	(361)
Income (loss) from continuing operations	(1,167)	30	1,020	(43)		(160)	33	(151)	7	(271)
Customer loans (Receivables)	104,210	46,506	109	-		150,825	(29,879)	(454)	2,260	122,752
Assets	99,168	44,230	25,293	(8,142	)(3)	160,549	(19,151)	(5,042)	4,777	141,133
Intersegment revenues	59	4	5	(68	)(1)	-	-	-	-	-

Three months ended September 30, 2007:
Net interest income	$1,750	$1,296	$(188)	$-		$2,858	$(398)	$43	$96	$2,599
Other operating income (Total other revenues)	(130)	1,106	653	(84	)(1)	1,545	10	(67)	194	1,682
Loan impairment charges (Provision for credit losses)	2,292	1,058	-	1	(2)	3,351	(305)	47	41	3,134
Operating expenses (Total costs and expenses)	587	578	1,474	-		2,639	6	(452)	203	2,396
Profit (loss) before tax	(1,259)	766	(1,009)	(85)		(1,587)	(89)	381	46	(1,249)
Income (loss) from continuing operations	(794)	484	(1,083)	(53)		(1,446)	(63)	402	30	(1,077)
Customer loans (Receivables)	120,226	47,623	149	-		167,998	(20,640)	(125)	4,741	151,974
Assets	118,367	46,952	30,615	(8,203	)(3)	187,731	(20,064)	(5,308)	4,236	166,595
Intersegment revenues	58	21	5	(84	)(1)	-	-	-	-	-

Nine months ended September 30, 2008:
Net interest income	$4,401	$3,828	$118	$-		$8,347	$(1,069)	$(366)	$292	$7,204
Other operating income (Total other revenues)	(15)	2,424	2,255	(176	)(1)	4,488	(72)	(46)	440	4,810
Loan impairment charges (Provision for credit losses)	6,987	3,750	36	-		10,773	(1,188)	230	129	9,944
Operating expenses (Total costs and expenses)	1,403	1,643	458	-		3,504	38	139	518	4,199
Profit (loss) before tax	(4,004)	859	1,879	(176)		(1,442)	9	(781)	85	(2,129)
Income (loss) from continuing operations	(2,560)	540	1,136	(112)		(996)	12	(520)	58	(1,446)
Intersegment revenues	150	13	13	(176	)(1)	-	-	-	-	-

Nine months ended September 30, 2007:
Net interest income	$5,439	$3,556	$(607)	$-		$8,388	$(1,038)	$85	$287	$7,722
Other operating income (Total other revenues)	(86)	2,880	1,202	(225	)(1)	3,771	91	(127)	364	4,099
Loan impairment charges (Provision for credit losses)	4,521	2,491	(2)	4	(2)	7,014	(693)	46	113	6,480
Operating expenses (Total costs and expenses)	1,805	1,845	1,759	-		5,409	6	(457)	426	5,384
Profit (loss) before tax	(973)	2,100	(1,162)	(229)		(264)	(260)	369	112	(43)
Income (loss) from continuing operations	(614)	1,335	(1,060)	(144)		(483)	(179)	308	72	(282)
Intersegment revenues	158	54	13	(225	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Eliminates investments in subsidiaries and intercompany borrowings.

(4)	Management Basis Adjustments represent the private label and real estate secured receivables transferred to HBUS.

(5)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(6)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

As a result of the guidance issued by the SEC in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs.

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

Operating expenses (total costs and expenses) – Amortization of intangible assets under IFRSs is lower than that under U.S. GAAP as the intangibles associated with our acquisition by HSBC are reflected in goodwill. Operating expenses are also lower under IFRSs as policyholder benefits expenses are reported as an offset to other revenues as discussed above. There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense and changes in tax estimates.

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

14.	Fair Value Option

Effective January 1, 2007, we elected fair value option (“FVO”) reporting for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted SFAS No. 159 only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs.

Long term debt (with original maturities over one year) at September 30, 2008 of $100.6 billion includes $30.9 billion of fixed rate debt accounted for under FVO. At September 30, 2008, we have not elected FVO for $27.9 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at September 30, 2008 has an aggregate unpaid principal balance of $32.8 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.4 billion. Long term debt (with original maturities over one year) at December 31, 2007 of $122.8 billion includes $32.9 billion of fixed rate debt accounted for under FVO. At December 31, 2007, we have not elected FVO for $34.6 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at December 31, 2007 has an aggregate unpaid principal balance of $33.2 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.5 billion.

The components of “Gain on debt designated at fair value and related derivatives” are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

		(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(265)	$(723)	$(314)	$(350)
Credit risk component	1,592	608	1,917	846

Total mark-to-market on debt designated at fair value	1,327	(115)	1,603	496
Mark-to-market on the related derivatives	278	719	273	280
Net realized gains (losses) on the related derivatives	104	(85)	145	(243)

Total	$1,709	$519	$2,021	$533

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

The changes in the interest component during the third quarter of 2008 reflect a decrease in long term interest rates. As of September 30, 2008, both short term and long term interest rates have decreased when compared to year-end 2007. Our credit spreads widened significantly in the third quarter of 2008, which added to the net widening of credit spreads that occurred during the first half of 2008.

15.	Fair Value Measurements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 and December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets
	(Liabilities)	Quoted Prices in
	Measured at	Active Markets for	Significant Other	Significant
	Fair Value at	Identical Assets	Observable Inputs	Unobservable Inputs
	Balance Sheet Date	(Level 1)	(Level 2)	(Level 3)

	(in millions)

September 30, 2008:
Risk management related derivatives, net(1)	$2,663	$-	$2,663	$-
Available for sale securities	3,136	354	2,743	39
Real estate owned(2)	1,294	-	1,294	-
Repossessed vehicles(2)	50	-	50	-
Long term debt carried at fair value	30,915	-	30,915	-
December 31, 2007:
Risk management related derivatives, net(1)	$3,776	$-	$3,776	$-
Available for sale securities	3,152	267	2,885	-
Real estate owned(2)	1,151	-	1,151	-
Repossessed vehicles(2)	83	-	83	-
Long term debt carried at fair value	32,896	-	32,896	-

(1)	The fair value disclosed excludes swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157, “Fair Value Measurements.” The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3):

Securities

(in millions)

Beginning balance at March 31, 2008	$-
Transfers into Level 3(2)	59
Total gains or losses (realized/unrealized):
Included in income from continuing operations	-
Included in other comprehensive income(1)	(8)

Ending balance at June 30, 2008	$51
Transfers into Level 3(3)	5
Total gains or losses (realized/unrealized):
Included in income from continuing operations	-
Included in other comprehensive income(1)	(17)

Ending balance at September 30, 2008	$39

(1)	The change in unrealized gains or losses relating to assets still held at September 30, 2008 was $(17) million.

(2)	Represents a mortgage backed security held by our Canadian subsidiary.

(3)	Represents domestic corporate debt and mortgage backed securities.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis Receivables held for sale are recorded in our consolidated balance sheet at the lower of cost or fair value on a non-recurring basis. As such, they are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in only certain circumstances (e.g. impairment). The following table presents the fair value hierarchy of the valuation techniques utilized to determine the fair value of the receivables held for sale which are carried at fair value as of September 30, 2008, as well as the gains (losses) on these receivables recorded during the three and nine months ended September 30, 2008. The fair value of receivables held for sale at June 30, 2008 were considered to be Level 2 in the fair value hierarchy of valuation techniques. We consider the fair value of receivables held for sale as of September 30, 2008 to be Level 3 given the current reduction of demand in the secondary market and lack of recent observable transactions.

					Total Gains	Total Gains
					(Losses) for the	(Losses) for the
					Three Months	Nine Months
	Non-Recurring Fair Value Measurements as of				Ended	Ended
	September 30, 2008				September 30,	September 30,
	Level 1	Level 2	Level 3	Total	2008	2008

			(in millions)

Real estate secured	$-	$-	$322	$322	$(7)	$(16)
Auto finance	-	-	2,786	2,786	(281)	(281)
Credit cards	-	-	1,550	1,550	(30)	(278)

Total receivables held for sale at fair value (1)	$-	$-	$4,658	$4,658	$(318)	$(575)

(1)	Excludes $6.3 billion of receivables held for sale for which the fair value exceeds our carrying value.

As discussed in Note 9, “Goodwill,” goodwill allocated to our Canadian operations with a carrying value of $167 million was written down to its implied fair value of $96 million during the three months ended September 30, 2008. Goodwill carried at fair value at September 30, 2008 was considered to be Level 3 in the fair value hierarchy of valuation techniques due to the lack of recent observable transactions.

Assets and liabilities which could also be measured at fair value on a non-recurring basis include intangible assets.

Fair Value of Financial Instruments In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS No. 107”) on an annual basis we report the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost. As a result of the significant deterioration in the mortgage lending industry trends and economic conditions since December 31, 2007 and, in particular, during the third quarter of 2008, we are updating our SFAS No. 107 disclosures as of September 30, 2008. The fair value estimates, methods and assumptions used to determine the fair value of our financial instruments for continuing operations, as presented in the table below, are consistent with the methods described in our 2007 Form 10-K using assumptions that have been updated to reflect the economic conditions as of September 30, 2008.

	September 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Assets:
Cash	$546	$546	$663	$663
Interest bearing deposits with banks	173	173	335	335
Securities purchased under agreements to resell	1,603	1,603	1,506	1,506
Securities	3,136	3,136	3,152	3,152
Consumer receivables:
Mortgage Services:
First lien	20,142	12,731	25,641	19,268
Second lien	2,917	1,209	4,649	2,609

Total Mortgage Services	23,059	13,940	30,290	21,877
Consumer Lending:
First lien	39,664	27,164	42,861	30,881
Second lien	5,222	1,786	6,292	3,229

Total real estate secured	44,886	28,950	49,153	34,110
Non-real estate secured	13,928	6,567	16,277	10,351

Total Consumer Lending	58,814	35,517	65,430	44,461
Credit card	17,277	16,790	27,637	30,081
Auto Finance	7,930	6,596	11,797	10,998
Canadian receivables	3,768	3,960	4,983	5,238

Total consumer receivables	110,848	76,803	140,137	112,655
Receivables held for sale	10,958	10,958	80	80
Due from affiliates	289	289	634	634
Derivative financial assets	4	4	46	46
Liabilities:
Commercial paper, bank and other borrowings	7,879	7,879	8,399	8,399
Due to affiliates	12,346	10,753	11,359	10,944
Long term debt carried at fair value	30,915	30,915	32,896	32,896
Long term debt not carried at fair value	69,732	62,952	90,117	88,159
Insurance policy and claim reserves	969	882	998	986
Derivative financial liabilities	814	814	14	14

As discussed in our 2007 Form 10-K, receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by SFAS No. 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). In recent months, the unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for subprime loans. The estimated fair values at September 30, 2008 and December 31, 2007 for our receivables reflect this marketplace turmoil which implicitly assumes a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case. This creates a value that is significantly lower than would otherwise be reported under more normal marketplace conditions.

16.	New Accounting Pronouncements

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

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard identifies the sources of accounting principles and the framework for applying those principles to financial statements in accordance with U.S. GAAP. The statement corresponds to Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The standard is not intended to cause significant changes to financial reports. SFAS No. 162 shall be effective 60 days following the U.S. Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting

Principles.” The adoption of SFAS No. 162 will not have any material impact on our consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies how management’s internal assumptions and observable market information should be considered when measuring fair value in an inactive market and how market quotes (e.g. broker quotes) should be considered when assessing the relevance of observability of available data in measuring fair value. The adoption of FSP FAS 157-3 will not have any material impact on our consolidated financial statements.

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

Business Focus As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, we made the strategic decision to lower the risk profile and reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet while maximizing efficiencies. Since mid-2007 a number of strategic actions have been undertaken. These included:

•	Tightened credit criteria and underwriting practices across all product lines which included discontinuation of certain loan products, including adjustable rate, stated income and interest-only mortgages as well as personal homeowner loans;

•	Closed our Decision One wholesale mortgage operation;

•	Discontinued the dealer and direct-to-consumer auto finance loan origination channels. We will continue to offer auto loans in our Consumer Lending branch offices through the autos-in-branches program until an alliance is established with a third party provider;

•	Eliminated all Taxpayer Financial Services pre-season and pre-file loan products and exited all relationships except H&R Block;

•	Closed certain servicing facilities and redeployed the servicing activities to other facilities;

•	Reduced staffing levels in many areas of operations;

•	Reduced the Consumer Lending branch office locations to approximately 900 while we continue our ongoing branch optimization program;

•	Initiated action to enhance our liquidity and reduce funding costs for HSBC’s consolidated operations by targeting the sale of certain loan portfolios to affiliates while retaining the account relationships;

•	Sold United Kingdom operations to an HSBC affiliate;

•	Agreed to sell the Canadian operations to an HSBC affiliate, which we currently anticipate will close prior to December 31, 2008;

•	Launched a mortgage loan origination program under Federal Home Loan Mortgage Corporation (“Freddie Mac”) and expect to do so through the Federal Housing Administration (“FHA”) in the near term;

•	Sold to third parties real estate secured receivables held for sale with a fair value of $1.0 billion and auto finance receivables held for sale from our Canadian operations with a fair value of $319 million. These receivables were originally originated for investment purposes; and

•	Expanded and enhanced re-age and modification opportunities for our customers, including a program modifying adjustable rate mortgage loans in advance of initial interest rate resets to maximize cash flow for us and home preservation for our customers.

Evaluation of our operations will continue as we seek to optimize our risk profile and liquidity, capital and funding requirements and determine the expected opportunities in the subprime lending industry as the credit markets stabilize. This is likely to result in further strategic actions that may include additional asset sales and further alterations or refinement of product offerings.

Performance, Developments and Trends Net loss was $(271) million for the three months ended September 30, 2008 compared to $(1,102) million in the prior year quarter. Net loss was $(1,461) million for the nine months ended September 30, 2008 compared to $(498) million in the prior year period. Results for both periods in 2008 benefited significantly from the change in the credit risk component of our fair value optioned debt which reduced our net loss by $1.0 billion in the quarter and $1.2 billion in the year-to-date period as compared to $0.4 billion and $0.5 billion in the corresponding 2007 periods. In addition, the results for both periods include goodwill impairment charges which increased our net loss by $63 million (after-tax) related to our Canadian operations in 2008 and $852 million (after-tax) related to our Mortgage Services business in 2007. Excluding the impact of these items, we reported a markedly higher net loss in both periods largely due to a significantly higher provision for credit losses as compared to the year-ago periods, the impact of lower of cost or fair value adjustments recorded for receivables transferred to held for sale in 2008, lower net interest income due to lower receivable levels and a deterioration in credit quality and lower other revenues excluding the impact of fair value option as compared to the year-ago periods, partially offset by lower costs and expenses.

In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. As a result, our U.K. Operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). See Note 2, “Discontinued Operations,” for a full presentation of the components of the loss from discontinued operations. Loss from continuing operations was $(271) million during the three months ended September 30, 2008 and $(1.4) billion during the nine months ended September 30, 2008 compared to a loss from continuing operations of $(1.1) billion during the three months ended September 30, 2007 and $(282) million during the nine months ended September 30, 2007 for the reasons discussed above. The following discussion of our financial performance in this MD&A excludes the results of our discontinued operations unless otherwise noted.

The increase in provision for credit losses during the three and nine months ended September 30, 2008 primarily reflects higher loss estimates in our Mortgage Services and Consumer Lending businesses as well as in our domestic credit card receivable portfolio largely due to the following:

•	Higher overall levels of charge-off and delinquency, including higher roll rates, due to the continued weakening of the U.S. economy and rising unemployment, with delinquency increasing most significantly in the first-lien portion of our Consumer Lending and Mortgage Services real estate secured portfolios;

•	Portfolio seasoning;

•	Lower real estate secured receivable run-off;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets;

•	Lower recovery rates for credit card receivables;

•	Increased levels of personal bankruptcy filings in our credit card and personal non-credit card portfolios;

•	Higher delinquency levels in the early stage delinquency buckets in our Consumer Lending real estate secured and our credit card receivable portfolios; and

•	Higher delinquency levels in our credit card receivable portfolio, particularly in the geographic regions most impacted by the housing market downturn and rising unemployment rates.

Provision for credit losses was also impacted by the transfer of $10.8 billion of real estate secured, auto finance and credit card receivables ($2.9 billion of which occurred in the third quarter of 2008), which were previously held for investment, and the related transfer of credit loss reserves of $894 million ($249 million of which occurred in the third quarter of 2008) to receivables held for sale. These receivables are carried at the lower of cost or fair value which resulted in a lower of cost or fair value adjustment at the time of transfer of $327 million during the three months ended September 30, 2008, of which $230 million was recorded as a component of Provision for credit losses and $97 million was recorded as a component of Other income. For the nine months ended September 30, 2008, the transfer of receivables to receivables held for sale resulted in a cumulative lower of cost or fair value adjustment at the time of transfer of $713 million, of which $415 million was recorded as a component of Provision for credit losses and $298 million was recorded as a component of Other (expense) income. Once transferred to held for sale, any subsequent lower of cost or fair value adjustments on these receivables are recorded as a component of Other income. See Note 6, “Receivables and Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale and the composition of these receivables. See “Results of Operations” for a more detailed discussion of the increase in the provision for credit losses during the periods presented.

Excluding the lower of cost or fair value adjustment for the transfer of receivables held for sale, we recorded loss provision in excess of net charge-offs of $913 million during the three months ended September 30, 2008 compared to $1,475 million during the prior year quarter and $1,760 million during the nine months ended September 30, 2008 compared to $1,927 million during the prior year period. Consequently, our credit loss reserve levels increased during the first nine months of 2008. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Consumer Lending		Mortgage Services
Three months ended September 30,	2008	2007	2008	2007

		(in millions)

Credit loss reserves at beginning of period	$1,731	$492	$3,837	$2,147
Provision for credit losses	1,021	659	893	692
Charge-offs	(340)	(142)	(848)	(426)
Recoveries	3	2	7	11
Receivables transferred to held for sale	(29)	-	(9)	-

Credit loss reserves at end of period	$2,386	$1,011	$3,880	$2,424

	Consumer Lending		Mortgage Services
Nine months ended September 30,	2008	2007	2008	2007

		(in millions)

Credit loss reserves at beginning of period	$1,386	$278	$3,573	$2,085
Provision for credit losses	1,970	1,136	2,776	1,433
Charge-offs	(915)	(409)	(2,442)	(1,122)
Recoveries	7	6	30	49
Receivables transferred to held for sale	(60)	-	(47)	-
Other, net	(2)	-	(10)	(21)

Credit loss reserves at end of period	$2,386	$1,011	$3,880	$2,424

The decrease in net interest income in the three and nine months ended September 30, 2008 was due to lower average receivables and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications and other hardship repricings, deterioration in credit quality including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes, and decreases in rates on variable rate products which reflect market rate movements, partially offset by increased levels of higher yielding products. Gain (loss) on debt designated at fair value and related derivatives, which is a component of other revenues, increased during the three and nine months ended September 30, 2008 due to a significant widening of credit spreads as compared to the year-ago periods. Changes in the credit component of fair value optioned debt increased other revenues by $1,592 million in the third quarter of 2008 compared to $608 million in the year-ago quarter. Excluding the gain on fair value optioned debt and related derivatives, other revenues decreased in both periods due to lower fee income, the lower of cost or fair value adjustment on receivables held for sale as discussed above, as well as lower investment income due to higher other-than-temporary impairment charges, partially offset by lower losses on Decision One receivables held for sale due to the closing of Decision One in the third quarter of 2007. Additionally, the year-ago periods benefited from the $113 million gain recorded on the sale of our portfolio of MasterCard Class B shares. For the year-to-date period, other revenue also decreased due to lower taxpayer financial services revenue due to strategic changes in product offerings. Fee income decreased due to changes in credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008 as well as higher charge-offs due to credit quality deterioration, partially offset by increased late fees due to higher delinquency levels and in the year-to-date period, the impact of higher levels of average credit card receivables. Costs and expenses decreased in both periods due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs and REO expenses. The decrease in salary expense was partially offset by a $52 million adjustment to the accrual for certain employee benefits. Additionally as discussed above, during the three months ended September 30, 2008 we recorded a goodwill impairment charge of $71 million (pre-tax) related to our Canadian operations as compared to a goodwill impairment charge of $881 million (pre-tax) relating to our Mortgage Services business in the year-ago period.

Our return on average owned assets (“ROA”) for continuing operations was (.74) percent for the quarter ended September 30, 2008 and (1.26) percent for the nine months ended September 30, 2008 compared to (2.57) percent for the quarter ended September 30, 2007 and (.22) percent for the nine months ended September 30, 2007. ROA was significantly impacted by the change in the credit risk component of our fair value optioned debt and the goodwill impairment charges recorded during these periods. Excluding these items from the periods presented, ROA decreased 190 basis points during the three months ended September 30, 2008 and 175 basis points during the nine months ended September 30, 2008 as compared to the year-ago periods. The decrease in ROA in both periods is primarily due to the loss from continuing operations during the current period as discussed above, partially offset by the impact of lower average assets in both periods.

We experienced a significant decrease in loss from continuing operations in the current quarter as compared to the previous quarter. Loss from continuing operations before income tax benefit was $(361) million for the three months ended September 30, 2008 compared to $(2,225) million for the three months ended June 30, 2008. However, the loss from continuing operations in the current quarter was significantly impacted by a substantially higher gain on debt designated at fair value and related derivatives. The primary drivers of this decrease are summarized below:

(pre-tax,
in millions)

Loss from continuing operations – quarter ended June 30, 2008	$(2,225)
Higher gain on debt designated at fair value and related derivatives	2,578
Higher provision for credit losses, excluding the provision component related to receivables held for sale	(530)
Decrease in lower of cost or fair value adjustment on receivables held for sale, including provision component	59
Lower net interest income	(125)
Higher other-than-temporary impairment charges	(31)

(pre-tax,
in millions)

Lower costs and expenses, excluding goodwill impairment charges	28
Goodwill impairment charge related to our Canadian operations	(71)
Other, net	(44)

Loss from continuing operations – quarter ended September 30, 2008	$(361)

The higher gain on debt designated at fair value and related derivatives was driven by a significant widening of credit spreads during the third quarter of 2008 while the spreads narrowed in the second quarter of 2008. The higher provision for credit losses in the third quarter of 2008 was largely driven by higher credit loss estimates in our Consumer Lending real estate secured and credit card receivable portfolios as previously discussed. The lower net interest income reflects lower receivable levels as well as slightly lower net interest margin. Additionally, as a result of the current marketplace conditions, we recorded higher other than temporary impairments on certain of our available-for-sale securities.

During the third quarter of 2008, mortgage lending industry trends and economic conditions continued to deteriorate, including:

•	Mortgage loan originations from 2005, 2006 and 2007 continue to perform worse than originations from prior periods;

•	Real estate markets in a large portion of the United States continue to be affected by a stagnation in property values or a decline in some markets although the rate of decline in some markets may be beginning to slow;

•	Rising unemployment rates, particularly in the same markets experiencing the greatest home value depreciation;

•	Increases in the period of time properties remain unsold in some markets;

•	Increased loss severities on homes that are foreclosed and remarketed due to the increasing inventory of homes for sale and the declining property values in many markets;

•	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages;

•	Continued tightening of lending standards by mortgage lenders which impacts a borrowers’ ability to refinance existing mortgage loans;

•	Increased energy costs; and

•	Recessionary pressures in the U.S.

It is generally believed that the slowdown in the housing market will continue to impact housing prices into 2010. The combination of the above factors, including the exit of a number of mortgage lenders, has further reduced the ability of many of our customers to make payments on their loans or to refinance the loan as accessing any equity in their homes is no longer an option. This impacts both credit performance and run-off rates and has resulted in rising delinquency and charge-off rates in our portfolios and across the industry, particularly for real estate secured loans.

As a result of the marketplace conditions discussed above, the credit performance of our domestic real estate secured receivable portfolio continues to deteriorate. In third quarter of 2008, the deterioration has been most pronounced in the first lien portions of real estate secured loans originated by our Consumer Lending business in 2006 and the first half of 2007. As a result, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate secured receivable portfolio at September 30, 2008 were $3,866 million, or 39 percent higher than delinquency levels at June 30, 2008 and 84 percent higher than delinquency levels at December 31, 2007. The deterioration has been most severe in the first lien portions of the portfolio in the geographic regions most impacted by the housing market downturn and rising unemployment rates, particularly in the states of California, Florida, New York, Virginia, Maryland, New Jersey, Illinois, Pennsylvania and Massachusetts which accounted for approximately 59 percent of the increase in dollars of two-months and over contractual delinquency since June, 30, 2008 and 60 percent of the increase since December 31, 2007. At September 30, 2008, approximately 53 percent of Consumer Lending’s real estate secured receivable portfolio was located in these ten states. Net charge-offs in our Consumer Lending business were $908 million, or 125 percent higher during the nine months ended September 30, 2008 as compared to the year-ago period. After initially rising in early 2008, dollars of two-months-and-over contractual delinquency in our Mortgage Services real estate secured receivable portfolio have decreased and are now essentially flat at September 30, 2008 as compared to December 31, 2007, while net charge-offs were $2,412 million, or 125 percent higher during the nine months ended September 30, 2008 as compared to the year-ago period. The possibility exists, however, that dollars of Mortgage Services delinquency may rise in the future in response to continued depreciation in home values, rising unemployment rates and the overall condition of the U.S. economy. Loss severities on foreclosed homes increased during the first nine months of 2008 and are expected to continue at increased levels into 2009. This continuing trend and increased charge-offs have resulted in an increase in the provision for credit losses for real estate secured loans at our Consumer Lending and Mortgage Services businesses in the three and nine months ended September 30, 2008 as compared to the year-ago periods.

We expect our domestic real estate secured receivable portfolios as well as the majority of our remaining domestic receivable portfolios to remain under significant pressure for the remainder of 2008 and into 2009 as the affected originations season further. We expect the marketplace and broader economic conditions will have a significant impact on our overall delinquency and charge-off dollars and percentages through the remainder of 2008 and into 2009 as compared to 2007, the extent of which will be based on future economic conditions, their impact on customer payment patterns and other external factors which are beyond our control.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation from continuing operations as of September 30, 2008 and 2007 and for the three and nine month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(dollars are in millions)

Income (loss) from continuing operations	$(271)	$(1,077)	$(1,446)	$(282)
Return on average owned assets	(.74)%	(2.57)%	(1.26)%	(.22)%
Return on average common shareholder’s equity (“ROE”)	(8.03)	(24.34)	(14.52)	(2.30)
Net interest margin	6.53	6.64	6.50	6.49
Consumer net charge-off ratio, annualized	7.82	4.34	7.12	3.93
Efficiency ratio(1)	27.99	55.30	34.11	44.69

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

As of September 30,	2008	2007

	(dollars are in millions)

Receivables(1)	$122,752	$151,974
Two-month-and-over contractual delinquency ratios – continuing operations	9.92%	6.22%

(1)	Excludes receivables held for sale.

Receivables were $122.8 billion at September 30, 2008, $130.9 billion at June 30, 2008 and $152.0 billion at September 30, 2007. The decrease is a result of our decision to reduce the size of our balance sheet and lower our risk profile as previously discussed. Decreases in real estate secured receivable balances at September 30, 2008 have been partially offset by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. Additionally as discussed above, as of September 30 2008, we are reporting $10.8 billion of receivables, which were previously held for investment, as receivables held for sale. Included in this amount are real estate secured and auto finance receivables with a fair value of $2.9 billion which were transferred to held for sale during the third quarter of 2008. See “Receivables Review” for a more detailed discussion of the decreases in receivables for the periods presented.

Our two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter. The overall delinquency ratio was negatively impacted by the lower receivable levels. Our delinquency ratio was also impacted by the continued deterioration in the marketplace and broader economic conditions and portfolio seasoning. Dollars of delinquency increased in the third quarter of 2008, largely in our Consumer Lending real estate secured receivable portfolio. We believe increases in overall delinquency levels have been tempered by improvements in our domestic collection activities due to increased collection capacity as well as increases in the volume of receivable re-ages and modifications. See “Credit Quality-Delinquency” for a more detailed discussion of the increase in delinquency for the periods presented.

Net charge-offs as a percentage of average consumer receivables (“net charge-off ratio”) for the quarter increased compared to the prior year quarter due to higher charge-offs in all domestic products and lower average consumer receivables. The decrease in average consumer receivables reflects lower origination volumes resulting from the risk mitigation efforts previously discussed as well as the impact of the transfer of $9.4 million of receivables to receivables held for sale on June 30, 2008. As these receivables were primarily current receivables with little associated charge-off dollars, this has significantly impacted the total net charge-off ratio for the third quarter of 2008, particularly for our credit card receivable net charge-off ratio. The higher charge-offs, which are primarily in our real estate secured, credit card and personal non-credit card portfolios, were driven by the higher delinquency levels we have been experiencing are migrating to charge-off, the impact of the marketplace and broader economic conditions, higher levels of bankruptcy filings, higher severities for secured receivables and lower recovery rates for our credit card receivable portfolio. We believe the higher charge-offs have been partially offset by improvements in our domestic collection capacity as discussed above. As compared to the prior quarter, the net charge-off ratio increased although dollars of net charge-offs for continuing operations were essentially flat during the quarter. The increase in the net charge-off ratio reflects a significant decrease in average consumer receivables during the quarter for all products as discussed above. See “Credit Quality- Net Charge-offs of Consumer Receivables” for a more detailed discussion of net charge-offs as a percentage of average consumer receivables from continuing operations for the periods presented.

Our efficiency ratio from continuing operations was 27.99 percent for the quarter ended September 30, 2008 compared to 55.30 percent in the year-ago quarter. Our efficiency ratio was 34.11 percent for the nine months ended September 30, 2008 compared to 44.69 percent for the year-ago period. Our efficiency ratio was significantly impacted by the change in the credit risk component of our fair value optioned debt and the goodwill impairment charges recorded in both periods. Excluding these items from the periods presented, our efficiency ratio improved 55 basis points during the three months ended September 30, 2008 and was flat in the year-to-date period. The improvement during the three months ended September 30, 2008 was a result of lower costs and expenses partially offset by lower net interest income and other revenues. The reduction in costs and expenses resulting from our on-going entity-wide initiatives to reduce costs was partially offset by higher REO and third party collection expenses due to the current marketplace conditions.

Our effective tax rate from continuing operations was (24.9) percent and (32.1) percent for the three months and nine months ended September 30, 2008, respectively, compared to (13.8) percent and 555.8 percent in the year-ago periods. The effective tax rate for continuing operations for the three months ended September 30, 2008 increased as compared to the prior year quarter primarily as a result of the effects of foreign operations which include a valuation allowance on foreign tax credit carryforwards. The effective tax rate for continuing operations for the nine months ended September 30, 2008 decreased as compared to the year-ago period primarily as a result of the non-deductible goodwill impairment in the prior year period. The significant percentage changes in the effective tax rate reconciliation for the nine months ended September 30, 2007 is due to the tax adjustments applied to an insignificant amount of pretax loss.

In June 2008, we decided to sell our General Motors (“GM”) MasterCard receivable portfolio, with an outstanding receivable balance of $6.2 billion at September 30, 2008, to HSBC Bank USA in order to maximize the efficient use of capital and liquidity at each entity, subject to obtaining the necessary regulatory approval. We will, however, maintain the customer account relationships. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. Following the sale of the GM portfolio, we expect our net interest income, fee income and provision for credit losses will be reduced but our other income will increase due to gains from the initial and continuing sales of GM MasterCard receivables in the future and receipt of servicing revenue on the portfolio from HSBC Bank USA. While HSBC Bank USA has applied for the required regulatory approval, we cannot predict with any degree of certainty the timing as to when or if, regulatory approval will be received and, therefore, when the related asset sale will be completed. It is not practicable to estimate the ultimate gain or loss on the initial sale of the GM portfolio to HSBC Bank USA because the carrying value of the GM portfolio will change with the passage of time as, due to the revolving nature of the receivables, new receivables replace run-off and the portfolio continues to be carried at the lower of cost or fair value.

Funding and Capital Domestic and international financial markets continued to be extremely volatile during the third quarter of 2008. New issue term debt markets were essentially open to only the highest quality industrial issuers.

Credit spreads for all issuers traded at historically wide levels with the most pressure on financial sector spreads. The significant level of Central Bank and U.S. Treasury intervention has not yet had a significant calming effect on the debt and equity markets. While the commercial paper and short-term deposit markets remained open, investors kept the maturities of new purchases very short with a higher percentage rolling in maturities on an overnight basis.

During the third quarter of 2008, we realized a tightening of available liquidity similar to the tightening experienced by most domestic and international financial institutions. Our strong credit ratings ensured the availability of funding in the form of commercial paper. While institutional investors increasingly moved their commercial paper into short-term maturities, we were able to achieve our issuance target in this market and at interest rates well below Libor rates with similar maturities offered to others.

During the third quarter of 2008, we retired $9.7 billion of term debt maturities. Through planned balance sheet reductions, the issuance of cost effective retail debt and the utilization of alternative sources of funding, we were able to eliminate the need to issue institutional term debt in this turbulent funding environment. Continued balance sheet reductions and the anticipated liquidation of several receivable portfolios described above should significantly reduce or eliminate our need to issue secured or unsecured term debt over the remainder of 2008 and well into 2009.

In the nine months of 2008, HINO made three capital contributions to us totaling $3.5 billion, including $1.3 billion in the third quarter, each in exchange for one share of common stock to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

Government Initiatives On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purposes of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, the U.S. Department of the Treasury (the “U.S. Treasury”) and the federal banking and thrift regulatory agencies have announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. These initiatives can be broadly categorized as capital support initiatives and market support initiatives.

Although conceptually we support government initiatives to provide capital support, we have no plans to participate in any capital support initiatives and, in any event, are not eligible to participate in the capital support initiatives announced to date.

As an active participant, we also support initiatives put in place to address short and medium term funding needs. On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility (the “CPFF”) to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York will finance the purchase of highly-rated, U.S. dollar-denominated, unsecured and asset-backed three-month commercial paper from eligible issuers through its primary dealers until April 30, 2009 unless extended by the Federal Reserve Board. On October 24, 2008, we received notification that we were approved for participation in the CPFF and became eligible to participate in the program beginning October 28, 2008 in an amount of up to $12.0 billion. As of the date of this filing, however, we have not participated in the CPFF as we continue to obtain cost-effective funding through our existing commercial paper funding facilities. We will continue to evaluate additional market support and other initiatives as the details of the various programs become available.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

	(dollars are in millions)

Net loss – U.S. GAAP basis	$(271)	$(1,102)	$(1,461)	$(498)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(6)	(2)	(1)	(1)
Intangible assets	12	26	45	77
Loan origination	19	10	50	(5)
Loan impairment	7	6	41	(21)
Interest recognition	-	13	(11)	39
Other-than-temporary impairments on available-for-sale securities	(6)	-	(6)	-
Lower of cost or fair value adjustment for U.K. Insurance Operations	-	-	-	(6)
Loans held for resale	46	(3)	293	(25)
Writedown on disposal of Canadian operations	(70)	-	(70)	-
Goodwill impairment related to Mortgage Services	-	(468)	-	(468)
Loss on sale of U.K. Operations	-	-	(362)	-
Other	17	13	38	87

Net loss – IFRSs basis	$(252)	$(1,507)	$(1,444)	$(821)

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

Other-than-temporary impairment on available-for-sale securities – As a result of the guidance issued by the SEC in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs and all impairments are reported in other operating income.

Write-down on disposal of Canadian operations – IFRSs require that operations be transferred to held for sale and carried at the lower of cost or fair value with adjustments recorded through earnings when the decision has been made to dispose of the operations regardless of whether the sale will be to a third party or related party. Under U.S. GAAP, when the transfer of net assets will be between affiliates under common control, it is generally reflected as a capital transaction in the period in which the transaction occurs and carried at historical cost until that time. However, because the transfer price of our Canadian Operations will be lower than book value including goodwill, a goodwill impairment charge is recorded under U.S. GAAP through earnings in the current period. As the Canadian Operations has a higher carrying value under IFRSs, the write-down through earnings is higher under IFRSs.

Goodwill Impairment related to Mortgage Services – Goodwill levels are higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflect higher levels of intangibles under U.S. GAAP. Consequently, the amount of goodwill allocated to our Mortgage Services business and written off in 2007 is greater under IFRSs.

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

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. In 2006 we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure). As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees and capital, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. We currently intend to sell our GM MasterCard receivable portfolio and a portion of our domestic auto finance receivable portfolio to HSBC Bank USA, subject to regulatory approval. Upon the completion of these sales, IFRS Management Basis results will also assume that these portfolios have not been sold and remain on our balance sheet. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 13, “Business Segments.”

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

Receivables Review

The following table summarizes receivables at September 30, 2008 and increases (decreases) over prior periods:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2008		2007
	2008	$	%	$	%

		(dollars are in millions)

Receivables:
Real estate secured(1)	$75,917	$(3,362)	(4.2)%	$(13,015)	(14.6)%
Auto finance	8,706	(3,824)	(30.5)	(4,422)	(33.7)
Credit card	19,961	(214)	(1.1)	(9,142)	(31.4)
Private label	1,402	(50)	(3.4)	30	2.2
Personal non-credit card(2)	16,668	(698)	(4.0)	(2,623)	(13.6)
Commercial and other	98	(1)	(1.0)	(50)	(33.8)

Total receivables	$122,752	$(8,149)	(6.2)%	$(29,222)	(19.2)%

Receivables held for sale:
Real estate secured	$380	$(851)	(69.1)%	$84	28.4%
Auto finance	2,786	2,467	100.0+	2,786	100.0
Credit card	7,792	(94)	(1.2)	7,792	100.0
Private label	-	-	-	(35)	(100.0)

Total receivables held for sale	$10,958	$1,522	16.1%	$10,627	100+ %

Total receivables and receivables held for sale:
Real estate secured	$76,297	$(4,213)	(5.2)%	$(12,931)	(14.5)%
Auto finance	11,492	(1,357)	(10.6)	(1,636)	(12.5)
Credit card	27,753	(308)	(1.1)	(1,350)	(4.6)
Private label	1,402	(50)	(3.4)	(5)	(.4)
Personal non-credit card	16,668	(698)	(4.0)	(2,623)	(13.6)
Commercial and other	98	(1)	(1.0)	(50)	(33.8)

Total receivables and receivables held for sale	$133,710	$(6,627)	(4.7)%	$(18,595)	(12.2)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Mortgage Services	$26,916	$(1,964)	(6.8)%	$(9,442)	(26.0)%
Consumer Lending	47,266	(1,164)	(2.4)	(2,981)	(5.9)
Canadian and all other	1,735	(234)	(11.9)	(592)	(25.4)

Total real estate secured	$75,917	$(3,362)	(4.2)%	$(13,015)	(14.6)%

(2)	Personal non-credit card receivables are comprised of the following:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Domestic personal non-credit card	$12,747	$(460)	(3.5)%	$(1,636)	(11.4)%
Personal homeowner loans	3,308	(186)	(5.3)	(771)	(18.9)
Canadian personal non-credit card	613	(52)	(7.8)	(216)	(26.1)

Total personal non-credit card	$16,668	$(698)	(4.0)%	$(2,623)	(13.6)%

Real estate secured receivables can be further analyzed as follows:

		Increases (decreases) from
		June 30,		September 30,
	September 30,	2008		2007
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$63,822	$(2,341)	(3.5)%	$(9,043)	(12.4)%
Second lien	9,327	(836)	(8.2)	(2,951)	(24.0)
Revolving:
First lien	250	(4)	(1.6)	(223)	(47.1)
Second lien	2,518	(181)	(6.7)	(798)	(24.1)

Total real estate secured(1)	$75,917	$(3,362)	(4.2)%	$(13,015)	(14.6)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $380 million, $1.2 billion and $296 million primarily of closed-end, first lien receivables at September 30, 2008, June 30, 2008 and September 30, 2007, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	September 30, 2008				June 30, 2008				September 30, 2007
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate	$15,080	(1)	$44,848	(2)	$15,945	(1)	$45,713	(2)	$19,266	(1)	$47,070	(2)
Adjustable rate	11,836		2,418		12,935		2,717		17,092		3,177

Total	$26,916		$47,266		$28,880		$48,430		$36,358		$50,247

First lien	$22,104		$41,104		$23,533		$41,941		$29,009		$43,337
Second lien	4,812		6,162		5,347		6,489		7,349		6,910

Total	$26,916		$47,266		$28,880		$48,430		$36,358		$50,247

Adjustable rate	$9,654		$2,418		$10,342		$2,717		$12,861		$3,177
Interest only	2,182		-		2,593		-		4,231		-

Total adjustable rate	$11,836		$2,418		$12,935		$2,717		$17,092		$3,177

Total stated income	$5,815		$-		$6,516		$-		$8,691		$-

(1)	Includes fixed rate interest-only loans of $351 million at September 30, 2008, $376 million at June 30, 2008 and $455 million at September 30, 2007.

(2)	Includes fixed rate interest-only loans of $46 million at September 30, 2008, $47 million at June 30, 2008 and $50 million at September 30, 2007.

The following table summarizes by lien position the Consumer Lending real estate secured loans originated and acquired between January 1, 2006 and December 31, 2007 as a percentage of the total portfolio which were outstanding as of the following dates:

Consumer Lending’s Receivables Originated or Acquired Between January 1, 2006 and December 31, 2007 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

September 30, 2008	48%	67%
June 30, 2008	49	66
September 30, 2007	49	64

The following table summarizes by lien position the Mortgage Services real estate secured loans originated and acquired subsequent to December 31, 2004 as a percentage of the total portfolio which were outstanding as of the following dates:

Mortgage Services’ Receivables Originated or Acquired after December 31, 2004 as a Percentage of Total Portfolio
As of	First Lien	Second Lien

September 30, 2008	75%	89%
June 30, 2008	74	89
September 30, 2007	75	90

Receivable decreases since September 30, 2007 Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business resulted from our decision in March 2007 to discontinue new correspondent channel acquisitions. The balance of this portfolio will continue to decline going forward as the receivable balances liquidate. The decrease also includes portfolio sales of real estate secured receivables with a fair value of $403 million from our Mortgage Services business. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken since mid-2007 to reduce risk going forward as previously discussed. These growth limiting and risk reducing actions, when coupled with a significant reduction in secondary market demand for subprime loans across the industry will continue to reduce the balance of our Consumer Lending real estate secured receivables in the foreseeable future. The decrease in the Consumer Lending real estate secured receivable portfolio also reflects portfolio sales of receivables of $557 million in the third quarter of 2008. The decreases in real estate secured receivables were partially offset in both our Mortgage Services and Consumer Lending businesses by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. Real estate secured receivable balances also reflect $267 million of receivables which were previously originated with the intent to hold that have been transferred to held for sale as of September 30, 2008.

Auto finance receivables decreased as a result of actions taken since mid-2007 to reduce risk in the dealer network portfolio including the decision in March 2008 to discontinue our dealer relationships in several select states, primarily in the Northeast, and to discontinue certain other product offerings. Auto finance receivable balances at September 30, 2008 also reflect the sale of $319 million of auto finance receivables in our Canadian operations and the transfer of a portion of our domestic auto finance receivable portfolio with a fair value of $2.8 billion to receivables held for sale. In July 2008, we decided to discontinue new auto loan originations from the dealer and direct-to-consumer channels although we will continue to offer auto loans in our Consumer Lending branch offices until we establish an alliance with a third party provider. As a result, the balance of the auto finance portfolio will continue to decline going forward as the receivable balances liquidate. Credit card receivables decreased over the year-ago period due to the actions taken beginning in the fourth quarter of 2007 to slow receivable growth as discussed above. Credit card receivable balances at September 30, 2008 also reflect the transfer of $7.8 billion to receivables held for sale. Private label receivables were flat compared with the year-ago period as the impact of signing a new agreement with a significant Canadian retail partner in May 2007 was offset by the continued run-off of the Consumer Lending retail installment receivable portfolio. Personal non-credit card receivables decreased from the year-ago period as a result of the actions taken since mid-2007 to reduce risk going forward as previously discussed.

Receivable decreases since June 30, 2008 Real estate secured receivables have decreased since June 30, 2008. As discussed above, our Mortgage Services real estate secured portfolio has continued to liquidate during the current quarter and our Consumer Lending real estate secured portfolio reflects the actions taken since mid-2007 to reduce risk in our receivable portfolios. The decline in loan prepayments has continued during the third quarter of 2008 in both our Mortgage Services and Consumer Lending businesses. Decreases in our credit card, auto finance and personal non-credit card receivables were due to the changes in product offerings beginning in mid-2007 as previously discussed above. As it relates to the decrease in auto finance receivables, the further changes in product offerings in the first quarter of 2008, as discussed above, as well as the decision in July 2008 to discontinue new auto loan originations from the dealer and direct-to-consumer channels have significantly lowered origination volumes in the current quarter. Auto finance receivable balances at September 30, 2008 also reflect the transfer of $2.8 billion to receivables held for sale during the third quarter of 2008.

Receivables held for sale increased during the three months ended September 30, 2008 primarily as a result of the transfer of $2.9 billion of real estate secured and domestic auto finance receivables to receivables held for sale. This increase was partially offset by portfolio sales of $960 million of real estate secured receivables and $319 million of auto finance receivables during the quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations reported in our consolidated statement of income.

Net interest income The following table summarizes net interest income:

					Increase
					(decrease)
Three months ended September 30,	2008	(1)	2007	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$3,844	10.86%	$4,571	11.68%	$(727)	(15.9)%
Interest expense	1,534	4.33	1,972	5.04	(438)	(22.2)

Net interest income	$2,310	6.53%	$2,599	6.64%	$(289)	(11.1)%

					Increase
					(decrease)
Nine months ended September 30,	2008	(1)	2007	(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$12,194	11.00%	$13,677	11.48%	$(1,483)	(10.8)%
Interest expense	4,990	4.50	5,955	4.99	(965)	(16.2)

Net interest income	$7,204	6.50%	$7,722	6.49%	$(518)	(6.7)%

(1)	% Columns: comparison to average owned interest-earning assets.

The decreases in net interest income during the quarter and year-to-date periods were due to lower average receivables, lower origination volumes and lower overall yields, partially offset by lower interest expense. With the exception of auto finance and our Canadian private label receivables during the current quarter, yields decreased for all products due to increased levels of loan modifications and other hardship repricings, the impact of deterioration in credit quality, including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments as more fully discussed below and decreases in rates on variable rate products which reflect market rate movements. These decreases were partially offset by increased levels of higher yielding products such as credit cards receivables, including receivables held for sale, as well as a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from the decrease in the lower yielding Mortgage Services real estate secured portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. The lower interest expense during the quarter and year-to-date periods was due to lower average rates for short-term borrowings on lower average borrowings, partially offset by refinancing activities subsequent to September 30, 2007 which occurred at higher interest rates. The lower average rates for short-term borrowings reflect actions taken by the Federal Reserve which decreased short-term interest rates by 325 basis points since September 30, 2007. Amortization of purchase accounting fair value adjustments increased net interest income by $26 million during the three months ended September 30, 2008 and $90 million during the nine month period ended September 30, 2008. Amortization of purchase accounting fair value adjustments increased net interest income by $28 million during the three months ended September 30, 2007 and $104 million during the nine month period ended September 30, 2007.

Net interest margin decreased during the three months ended September 30, 2008 primarily due to the lower overall yield on our receivable portfolio, as discussed above, partially offset by lower funding costs. During the year-to-date period net interest margin was flat as the lower overall yields were offset by the lower funding costs. The following table shows the impact of these items on net interest margin at September 30, 2008:

	Three Months	Nine Months
	Ended	Ended

Net interest margin – September 30, 2007	6.64%	6.49%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.46)	(.25)
Receivable mix	.10	.23
Impact of non-performing assets	(.47)	(.47)
Cost of funds	.70	.50
Other	.02	-

Net interest margin – September 30, 2008	6.53%	6.50%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(decrease)
	2008	2007	Amount	%

	(dollars are in millions)

Three months ended September 30,	$3,821	$3,134	$687	21.9%
Nine months ended September 30,	9,944	6,480	3,464	53.5

Our provision for credit losses increased during the three and nine months ended September 30, 2008 as compared to the year-ago periods primarily due to higher credit loss estimates in our Mortgage Services and Consumer Lending businesses as well as in our credit card receivable portfolio and, to a lesser extent, in our auto finance receivable portfolio due to the following:

•	Credit loss estimates in our Consumer Lending business increased primarily in our real estate secured receivable portfolio driven by an accelerated deterioration of portions of that portfolio which began in the second half of 2007. Charge-off and delinquency continued to increase, including higher roll rates, during the first nine months of 2008 due to the marketplace changes as previously discussed. Lower receivable run-off, portfolio seasoning and higher loss severities due to continued deterioration in real estate values in certain markets also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in certain markets and continued weakening in the U.S. economy. The magnitude of the higher delinquency trends increased significantly in the third quarter of 2008, particularly in the first-lien portions of its 2006 and 2007 real estate secured receivable vintages, and higher delinquency levels in the 30- and 60-day delinquency buckets. As a result, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate secured receivable portfolio at September 30, 2008 were $1,088 million, or

39 percent, higher than delinquency levels at June 30, 2008 and $1,766 million, or 84 percent, higher than delinquency levels at December 31, 2007. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio increased during the nine months ended September 30, 2008 due to higher levels of charge-off resulting from a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued weakening in the U.S. economy. During the third quarter, credit loss estimates for Consumer Lending’s personal non-credit card portfolio decreased due to stabilization in delinquency levels and lower receivable levels.

•	Mortgage Services experienced higher levels of charge-offs and delinquency, including higher roll rates, as the portfolio continued to season and progress as expected into later stages of delinquency and charge-off. Additionally, since the second half of 2007, the credit loss estimates on our Mortgage Services portfolio have increased as receivable run-off continued to slow, loss severities increased due to declines in real estate values and the adverse mortgage lending industry trends we had been experiencing worsened compared to the first nine months of 2007. Rising unemployment rates in certain markets and continued weakening in the U.S. economy also contributed to the increase.

•	Credit loss estimates in our credit card receivable portfolio increased, primarily reflecting higher net charge-offs and delinquency levels due to portfolio seasoning, increased levels of personal bankruptcy filings, continued weakening in the U.S. economy including rising unemployment rates, higher delinquency levels in the 30- and 60-day delinquency buckets and lower recovery rates. The increase in delinquency levels is most pronounced in the geographic regions most impacted by the housing market downturn and rising unemployment rates.

•	Credit loss estimates for domestic auto finance receivables increased as a result of increased charge-offs and delinquency due to rising unemployment rates and the deteriorating U.S. economic environment as discussed above. Higher loss severities, particularly for less fuel efficient vehicles, also contributed to the increase.

The provision for credit losses includes an incremental provision of approximately $55 million recorded in the third quarter of 2008 related to the impact of Hurricane Ike which struck Galveston, Texas and the Louisiana coast in September 2008. The provision for credit losses was also higher during the nine month periods ended September 30, 2008 as a result of the transfer of real estate secured, auto finance and credit card receivables to receivables held for sale which totaled $10.8 billion at September 30, 2008. These receivables are now carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $713 million. Of this amount, $230 million was recorded as a component of provision for credit losses during the three months ended September 30, 2008 and $415 million was recorded in the year-to-date period. See Note 6, “Receivables and Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale.

Credit loss provision of $3,821 million during the third quarter of 2008 was $575 million higher than the second quarter of 2008. The increase was primarily due to a higher provision for credit losses in our Consumer Lending real estate secured portfolio as they have seen a significant increase in delinquency, particularly in the first-lien portions of its 2006 and 2007 real estate secured receivable vintages, as well as higher delinquency levels in the 30- and 60-day delinquency buckets in both the Consumer Lending real estate secured and credit card receivables portfolios. Additionally, during the third quarter of 2008 we transferred $2.9 billion of real estate secured and auto finance receivables to held for sale which resulted in a cumulative lower of cost or fair value adjustment of $327 million of which $230 million was recorded as a component of provision for credit losses during the quarter. See Note 6, “Receivables and Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale.

Net charge-off dollars increased $1,019 million during the three months ended September 30, 2008 as compared to the year-ago quarter and $3,232 million during the nine months ended September 30, 2008 as compared to the year-ago period. This increase was driven by the impact of the marketplace and broader economic conditions described previously in our Mortgage Services and Consumer Lending businesses and increased levels of personal bankruptcy filings. Also contributing to the increase in charge-offs related to our credit card receivable portfolio is portfolio seasoning and lower recovery rates. Increases in net charge-off dollars during the third quarter of 2008, were partially offset by the transfer of $6.2 billion credit card receivables in the GM MasterCard portfolio previously held for investment purposes to receivables held for sale in the second quarter of 2008 which are now carried at the lower of cost or fair value. Had the GM MasterCard portfolio not been transferred to receivables held for sale at June 30, 2008, net charge-off dollars would have been higher.

The provision for credit losses may vary from quarter to quarter depending on the product mix and credit quality of loans in our portfolio. See “Credit Quality” included in this MD&A for further discussion of factors affecting the provision for credit losses.

Other revenues The following table summarizes other revenues:

			Increase
			(decrease)
Three months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Insurance revenue	$108	$127	$(19)	(15.0)%
Investment income (loss)	(22)	29	(51)	(100+ )
Derivative income (expense)	30	4	26	100+
Gain (loss) on debt designated at fair value and related derivatives	1,709	519	1,190	100+
Fee income	472	653	(181)	(27.7)
Enhancement services revenue	175	167	8	4.8
Taxpayer financial services revenue (expense)	10	(27)	37	(100+ )
Gain on receivable sales to HSBC affiliates	66	94	(28)	(29.8)
Servicing and other fees from HSBC affiliates	125	126	(1)	(0.8)
Other (expense) income	(127)	(10)	(117)	100+

Total other revenues	$2,546	$1,682	$864	51.4%

			Increase
			(decrease)
Nine months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Insurance revenue	$321	$361	$(40)	(11.1)%
Investment income (loss)	23	78	(55)	(70.5)
Derivative income (expense)	61	(48)	109	(100+ )
Gain on debt designated at fair value and related derivatives	2,021	533	1,488	100+
Fee income	1,384	1,840	(456)	(24.8)
Enhancement services revenue	532	465	67	14.4
Taxpayer financial services revenue	165	216	(51)	(23.6)
Gain on receivable sales to HSBC affiliates	188	298	(110)	(36.9)
Servicing and other fees from HSBC affiliates	381	374	7	1.9
Other (expense) income	(266)	(18)	(248)	100+

Total other revenues	$4,810	$4,099	$711	17.3%

Insurance revenue decreased in the three and nine months ended September 30, 2008 in our domestic operations as a result of lower credit related premiums due to reduced loan origination volumes and changes in product offerings as well as a reduction in reinsurance during the quarter and year-to-date periods.

Investment income (loss), which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, was lower during both periods due to the recording of other-than-temporary impairment charges of $40 million during the three months ended September 30, 2008 and $55 million in the year-to-date period. The lower investment income in the year-to-date period was partially offset by lower amortization of fair value adjustments.

Derivative income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Derivative income (expense) is summarized in the table below:

Three months ended September 30,	2008	2007

	(in millions)

Net realized gains (losses)	$(5)	$(7)
Mark-to-market on derivatives which do not qualify as effective hedges	7	8
Ineffectiveness	28	3

Total	$30	$4

Nine months ended September 30,	2008	2007

	(in millions)

Net realized gains (losses)	$-	$(21)
Mark-to-market on derivatives which do not qualify as effective hedges	20	(4)
Ineffectiveness	41	(23)

Total	$61	$(48)

Derivative income increased during the three and nine months ended September 30, 2008 due to overall changes in interest rates since September 30, 2007. Net realized losses decreased in both periods due to the general reduction of short term interest rates in the U.S. and increases in foreign short term interest rates, particularly Euro and Yen rates. The value of mark-to-market derivatives which do not qualify as effective hedges also increased during the nine month period from the changes in the U.S. and foreign interest rates. Cash flow and fair value hedge ineffectiveness in both periods were favorable as compared to the year-ago periods due largely to changes in interest rates associated with certain swaps approaching their maturity and overall changes in U.S. and foreign interest rates. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the three and nine months ended September 30, 2008 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three months ended September 30,	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(265)	$(723)
Credit risk component	1,592	608

Total mark-to-market on debt designated at fair value	1,327	(115)
Mark-to-market on the related derivatives	278	719
Net realized gains (losses) on the related derivatives	104	(85)

Total	$1,709	$519

Nine months ended September 30,	2008	2007

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(314)	$(350)
Credit risk component	1,917	846

Total mark-to-market on debt designated at fair value	1,603	496
Mark-to-market on the related derivatives	273	280
Net realized gains (losses) on the related derivatives	145	(243)

Total	$2,021	$533

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – In the current quarter and for the first nine months of 2008, falling long term interest rates resulted in a loss on debt designated at fair value. The value of the receive fixed/pay variable swaps increased in response to the falling rates for both the current quarter and first nine months of 2008. Income from net realized gains increased due to the reduction of short term interest rates in second half of 2007 and the first nine months of 2008 which caused our receive fixed/pay variable interest rate swaps to increase in value. The trend of falling short term interest rates was reversed in the later part of September due to the general lack of liquidity experienced in capital markets.

•	Credit – Our credit spreads widened significantly in the third quarter of 2008 which generated a substantial gain in the quarter. For the nine months ended September 30, 2008, our credit spreads experienced a substantial widening resulting from the general widening of new issue and secondary market credit spreads related to the financial and fixed income sectors as well as the general lack of liquidity in the secondary bond market. The fair value benefit from the change of our own credit spreads during the year-to-date period is the result of having historically raised debt at credit spreads which are not available under today’s market conditions.

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

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three and nine months ended September 30, 2008 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in the three and nine months ended September 30, 2008 due to changes in credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008, higher fee charge-offs due to credit quality deterioration and lower cash advance and interchange fees due to lower volumes, partially offset by the impact of higher late fees.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was higher in the three and nine months ended September 30, 2008 as a result of higher customer acceptance levels as compared to the year-ago periods as well as higher levels of average credit card receivables during the nine months ended September 30, 2008.

Taxpayer financial services (“TFS”) revenue decreased in the nine months ended September 30, 2008 as a result of discontinuing pre-season and pre-file loan products for the 2008 tax season and fewer relationships with third-party preparers for the 2008 tax season as we elected not to renew contracts with certain third-party preparers as they came up for renewal and negotiated early termination agreements with others. Currently, our relationship with H&R Block is the only third-party preparer with whom we have an on-going relationship.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of domestic private label receivable originations and certain credit card account originations to HSBC Bank USA. In the three and nine months ended September 30, 2008, gain on receivable sales to HSBC affiliates decreased primarily due to lower premiums on our domestic private label receivables reflecting the deteriorating credit environment, partially offset by higher originations and premiums on co-brand credit card accounts. As previously discussed, in the second quarter of 2008 our Consumer Lending business began originating loans that conform to underwriting criteria set forth by the Office of Federal Housing Enterprise Oversight (“Conforming Real Estate Secured Loans”) and selling these loans to HSBC Bank USA.

Servicing and other fees from HSBC affiliates, which represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates, was essentially flat in both periods as the levels of receivables being serviced on behalf of HSBC Bank USA during the first nine months of 2008 are in line with receivable levels in the year-ago periods.

Other income decreased in both periods primarily due to a lower of cost or fair value adjustment of $97 million and $298 million during the quarter and year-to-date period, respectively, from the transfer of receivables previously held for investment to receivables held for sale. In the year-to-date period, these decreases were partially offset by higher gains on miscellaneous asset sales, including real estate investments. In the third quarter of 2007, we recorded a gain on the sale of a portion of our portfolio of MasterCard Class B shares of $115 million which was partially offset by losses on real estate secured receivables held for sale by our Decision One mortgage operations of $99 million and $189 million in the three and nine months ended September 30, 2007, respectively.

Costs and expenses

The following table summarizes total costs and expenses:

			Increase
			(decrease)
Three months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$508	$544	$(36)	(6.6)%
Sales incentives	10	51	(41)	(80.4)
Occupancy and equipment expenses	54	66	(12)	(18.2)
Other marketing expenses	75	161	(86)	(53.4)
Other servicing and administrative expenses	329	278	51	18.3
Support services from HSBC affiliates	256	288	(32)	(11.1)
Amortization of intangibles	42	63	(21)	(33.3)
Policyholders’ benefits	51	64	(13)	(20.3)
Goodwill impairment charge	71	881	(810)	(91.9)

Total costs and expenses	$1,396	$2,396	$(1,000)	(41.7)%

			Increase
			(decrease)
Nine months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$1,432	$1,666	$(234)	(14.0)%
Sales incentives	50	175	(125)	(71.4)
Occupancy and equipment expenses	172	206	(34)	(16.5)
Other marketing expenses	296	594	(298)	(50.2)
Other servicing and administrative expenses	1,095	641	454	70.8
Support services from HSBC affiliates	790	848	(58)	(6.8)
Amortization of intangibles	139	189	(50)	(26.5)
Policyholders’ benefits	154	184	(30)	(16.3)
Goodwill impairment charge	71	881	(810)	(91.9)

Total costs and expenses	$4,199	$5,384	$(1,185)	(22.0)%

Salaries and employee benefits decreased in both periods due to the reduction of headcount beginning in mid-2007 as a result of our decisions to cease operations of our Mortgage Services business, reduce our Consumer Lending and Canadian branch networks and close a facility in Carmel, Indiana, as well as the decision in the second quarter of 2008 to close two servicing facilities. Lower salary expense in both periods also reflects the impact of entity-wide initiatives to reduce costs as well as lower salary costs derived through the use of an HSBC affiliate located outside the United States. Costs incurred and charged to us by this affiliate are reflected in Support services from HSBC affiliates. Decreases in salaries and employee benefits during both periods were partially offset by higher salary expense associated with collection activities as well as, in the current quarter, higher employee benefits resulting from a current review of our benefit accruals which increased salaries and employee benefits by $52 million. Additionally, in the third quarter of 2008, we recorded $19 million of severance costs related to our decision to discontinue new auto loan originations from the dealer and direct-to-consumer channels.

Sales incentives decreased in both periods as a result of the decision in 2007 to cease operations of our Mortgage Services business as well as lower origination volumes in our Consumer Lending business resulting from the changes in product offerings first introduced in the second half of 2007.

Occupancy and equipment expenses decreased in both periods due to lower depreciation, lower repair and maintenance costs as well as lower rental expense as a result of the closure of certain Consumer Lending and Canadian branches as previously discussed, partially offset by higher utility expenses. Additionally, in the third quarter of 2008, we recorded $6 million of lease termination and associated costs related to our decision to discontinue new auto loan originations from the dealer and direct-to-consumer channels.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in the three and nine months ended September 30, 2008 reflects the decision in the second half of 2007 to reduce credit card, co-branded credit card and personal non-credit card marketing expenses in an effort to reduce risk and slow receivable growth in these portfolios.

Other servicing and administrative expenses increased in the three and nine months ended September 30, 2008 primarily due to higher third party collection costs, the impact of lower deferred origination costs due to lower volumes and in the year-to-date period, higher REO expenses. REO expenses were lower during the three months ended September 30, 2008 as compared to the year-ago period. The higher REO expense in the year-ago period reflects additional impairment charges recorded as we increased our loss estimates in light of the marketplace conditions existing at that time. Our receivable/payable for interest on tax related items is recorded as a component of other servicing and administrative expenses. During the first nine months of 2008, we decreased our estimate of interest receivable by approximately $39 million due to changes related to various contingent tax items with the taxing authority as compared to an increase in our estimate of interest receivable by approximately $74 million in the year-ago period.

Support services from HSBC affiliates includes technology and other services charged to us by HTSU as well as services charged to us by an HSBC affiliate located outside of the United States providing operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates were down during the three and nine months ended September 30, 2008 as a result of reductions in support services due to lower receivable balances as compared to the year-ago periods, partially offset by higher costs associated with the increase in the number of employees located outside of the United States.

Amortization of intangibles decreased in both periods due to lower amortization for customer relationships as a result of the write off in the fourth quarter of 2007 of these relationships related to our acquisition by HSBC.

Policyholders’ benefits decreased in our domestic operations during the three and nine months ended September 30, 2008 primarily due to lower life claims on credit insurance policies, partially offset by higher disability and unemployment claims.

Goodwill impairment charges During the third quarter of 2008, after determining the price of our Canadian Operations in conjunction with our planned transfer to an HSBC affiliate, we concluded that the goodwill allocated to our Canadian Operations was impaired. As a result, we recorded a goodwill impairment charge of $71 million. During the third quarter of 2007, as a result of our annual impairment test of goodwill, we recorded a goodwill impairment charge of $881 million which represents all of the goodwill allocated to our Mortgage Services business.

Efficiency ratio Our efficiency ratio from continuing operations was 27.99 percent for the quarter ended September 30, 2008 compared to 55.30 percent in the year-ago quarter. Our efficiency ratio was 34.11 percent for the nine months ended September 30, 2008 compared to 44.69 percent for the year-ago period. Our efficiency ratio was significantly impacted by the change in the credit risk component of our fair value optioned debt and the goodwill impairment charges recorded in both periods. Excluding these items from the periods presented, our efficiency ratio improved 55 basis points during the three months ended September 30, 2008 and was flat in the year-to-date period. The improvement during the three months ended September 30, 2008 was a result of lower costs and expenses partially offset by lower net interest income and other revenues. The reduction in costs and expenses resulting from our on-going entity-wide initiatives to reduce costs was partially offset by higher REO and third party collection expenses due to the current marketplace conditions.

Segment Results – IFRS Management Basis

Through December 31, 2007, we reported the results of operations in three business segments: Consumer, Credit Card Services and International. In May 2007, we decided to integrate our Retail Services business, which had historically been included in the Consumer Segment, into our Credit Card Services business. In the first quarter of 2008, we completed the integration of management reporting for our Credit Card Services and Retail Services business which has resulted in the combination of these previously separate businesses into one reporting unit and began reporting results for the Cards and Retail Services as one segment.

Our segment disclosures are reported on a continuing operations basis. As discussed in Note 2, “Discontinued Operations,” our U.K. Operations, which were previously reported in the International Segment, are now reported as discontinued operations and are no longer included in our segment presentation. Our Canadian operations, which comprised the remainder of our International Segment, fall below the quantitative threshold test under SFAS No. 131 for determining reportable segments and in our June 30, 2008 Form 10-Q were reported in the “All Other” caption. We currently anticipate our Canadian operations will be sold to an HSBC affiliate during the fourth quarter of 2008. As a result, under IFRSs beginning in the third quarter of 2008 our Canadian operations are reported as discontinued operations and are no longer included in our IFRS segment results.

Beginning in the second quarter of 2008 and going forward, we are reporting our financial results under two reportable segments: Consumer and Card and Retail Services. Our Consumer segment consists of our Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. Beginning in the third quarter of 2008, the “All Other” caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees and capital are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results adjusted to assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. We currently intend to sell our GM MasterCard receivable portfolio and a portion of our domestic auto finance receivable portfolio to HSBC Bank USA. Upon the completion of these sales, IFRS Management Basis results will also assume that these portfolios have not been sold and remain on our balance sheet. Additionally, IFRS Management Basis assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. These fair value adjustments including goodwill have been allocated to Corporate which is included in the “All Other” caption within our segment disclosure and thus not reflected in the reportable segment discussions that follow. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 13, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (decrease)
Three months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income(loss)(1)	$(1,167)	$(794)	$(373)	(47.0)%
Net interest income	1,356	1,750	(394)	(22.5)
Other operating income	(13)	(130)	117	90.0
Loan impairment charges	2,678	2,292	386	16.8
Operating expenses	491	587	(96)	(16.4)
Intersegment revenues	59	58	1	1.7
Customer loans	104,210	120,226	(16,016)	(13.3)
Assets	99,168	118,367	(19,199)	(16.2)
Net interest margin, annualized	5.08%	5.78%	-	-
Return on average assets	(4.57)	(2.64)	-	-

			Increase (decrease)
Nine months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income (loss)(1)	$(2,560)	$(614)	$(1,946)	(100+ )%
Net interest income	4,401	5,439	(1,038)	(19.1)
Other operating income	(15)	(86)	71	82.6
Loan impairment charges	6,987	4,521	2,466	54.6
Operating expenses	1,403	1,805	(402)	(22.3)
Intersegment revenues	150	158	(8)	(5.1)
Net interest margin, annualized	5.26%	5.85%	-	-
Return on average assets	(3.18)	(.66)	-	-

(1)	The Consumer Segment net income (loss) reported above includes a net loss of $(596) million for the three months ended September 30, 2008 and $(1,736) million during the year-to-date period for our Mortgage Services business which is no longer generating new loan origination volume as a result of the decisions to discontinue correspondent channel acquisitions and cease Decision One operations. Our Mortgage

Services business reported a net loss of $(472) million for the three months ended September 30, 2007 and $(757) million for the nine months ended September 30, 2007.

Our Consumer segment reported a higher net loss for the three and nine months ended September 30, 2008 as compared to the year-ago periods due to higher loan impairment charges and lower net interest income, partially offset by higher other operating income and lower operating expenses.

Loan impairment charges for the Consumer segment increased during the three and nine months ended September 30, 2008 reflecting higher credit loss estimates due to the following:

•	Higher overall levels of charge-off and delinquency due to the continued weakening of the U.S. economy and rising unemployment, with delinquency increasing the most significantly in the first-lien portion of our Consumer Lending and Mortgage Services real estate secured receivable portfolios;

•	Portfolio seasoning;

•	Lower real estate secured receivable run-off;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets;

•	Increased levels of personal bankruptcy filings in our personal non-credit card receivable portfolio; and

•	Higher delinquency levels in the early stage delinquency buckets in our Consumer Lending real estate secured receivable portfolio.

In 2008, credit loss reserves increased as loan impairment charges were $670 million greater than net charge-offs in the third quarter of 2008 and $1.4 billion greater than net charge-offs in the year-to-date period. In 2007, credit loss reserves increased as loan impairment charges were $1.2 billion greater than net charge-offs in the third quarter of 2007 and $1.5 billion greater than net charge-offs in the year-to-date period.

The decrease in net interest income in both periods was due to lower average customer loans and lower overall yields. Overall yields decreased due to a deterioration in credit quality, including growth in non-performing assets and lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes. The decrease in net interest margin was primarily a result of the lower overall yields in both periods. Cost of funds was essentially flat as compared to the year-ago periods as the impact of wider credit spreads offset decreases in short term interest rates during the period. The decrease in net interest margin has been partially offset by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from reduced balances of lower yielding Mortgage Services real estate secured receivables. In addition, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. Other operating income increased in both periods as the year-ago periods included losses on sales of real estate secured receivables by Decision One which ceased operations in the third quarter of 2007. Operating expenses decreased in both periods resulting from lower mortgage origination volumes and lower staffing costs as a result of the termination of employees as part of the decisions to discontinue new correspondent channel acquisitions, cease Decision One operations and close certain Consumer Lending branches, as well as other cost containment measures, partially offset by higher REO expenses.

ROA was (4.57) percent for the three months ended September 30, 2008 and (3.18) percent for the nine months ended September 30, 2008, compared to (2.64) percent for the three months ended September 30, 2007 and (.66) percent for the nine months ended September 30, 2007. The decrease in the ROA ratio in both periods was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

In September 2008, we decided to sell certain auto finance receivables to HSBC Bank USA, with a fair value of $2.8 billion at September 30, 2008, subject to obtaining the necessary regulatory approvals. We will continue to service the sold auto finance receivable portfolio and will receive servicing and related fee income from HSBC Bank USA. While HSBC Bank USA filed for regulatory approval in September 2008, we cannot predict with any degree of certainty the timing as to when or if, regulatory approval will be received and, therefore, when the related asset sale will be completed. As discussed above, the completion of this sale will have no impact on our segment results as we will continue to report these receivables on an IFRS Management Basis.

Customer loans for our Consumer segment can be further analyzed as follows:

		Increases (Decreases) From
		June 30,		September 30,
	September 30,	2008		2007
	2008	$	%	$	%

		(dollars are in millions)

Real estate secured(1)	$76,286	$(4,188)	(5.2)%	$(12,528)	(14.1)%
Auto finance	11,786	(749)	(6.0)	(1,074)	(8.4)
Private label, including co-branded cards	65	(18)	(21.7)	(105)	(61.8)
Personal non-credit card	16,073	(618)	(3.7)	(2,309)	(12.6)

Total customer loans	$104,210	$(5,573)	(5.1)%	$(16,016)	(13.3)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		June 30,		September 30,
	September 30,	2008		2007
	2008	$	%	$	%

		(dollars are in millions)

Mortgage Services	$29,014	$(2,432)	(7.7)%	$(9,857)	(25.4)%
Consumer Lending	47,272	(1,756)	(3.6)	(2,671)	(5.3)

Total real estate secured	$76,286	$(4,188)	(5.2)%	$(12,528)	(14.1)%

Customer loans decreased 13 percent at September 30, 2008 as compared to $120.2 billion at September 30, 2007. Real estate secured receivables decreased from the year-ago period due to the following;

•	Lower receivable balances in our Mortgage Services business as new correspondent channel acquisitions were discontinued in March 2007 and the balances will continue to decline going forward as loan balances liquidate;

•	Tightened credit criteria and underwriting practices in our Consumer Lending business since mid-2007 which included discontinuation of certain loan products, including adjustable rate, stated income, and interest-only mortgages in order to reduce risk and limit growth. These growth limiting and risk reducing actions will continue to reduce the balance of our Consumer Lending real estate secured loans in the foreseeable future; and

•	Portfolio sales of $615 million from our Mortgage Services business and $600 million from our Consumer Lending real estate secured portfolio since September 30, 2007.

The decrease in real estate secured receivables was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. Our auto finance portfolio decreased due to lower originations in the dealer network portfolios as a result of actions taken since mid-2007 to reduce risk in the portfolio as well as the decision in July 2008 to discontinue new auto loan originations from the dealer and direct-to-consumer channels. Personal non-credit card receivables decreased from the year-ago period as a result of the actions taken since mid-2007 by our Consumer Lending business to reduce risk and limit growth going forward, including the elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria.

Customer loans decreased 5 percent compared to June 30, 2008 primarily due to lower real estate secured loans. Our Mortgage Services real estate secured portfolio continued to liquidate during the quarter and lower real estate secured loans in our Consumer Lending business reflected the changes in our product offering implemented since mid-2007. Real estate secured receivable balances also reflect portfolio sales of $615 million from our Mortgage Services business and $600 million from our Consumer Lending real estate secured portfolio during the current quarter. These decreases were partially offset by the decline in loan prepayments discussed above. Lower run-off rates partially offset the decreases in our real estate secured portfolio originations. Our auto finance and personal non-credit card receivable portfolios decreased as a result of the changes in our product offerings since mid-2007 to reduce risk and limit growth.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(decrease)
Three months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income	$30	$484	$(454)	(93.8)%
Net interest income	1,263	1,296	(33)	(2.6)
Other operating income	807	1,106	(299)	(27.0)
Loan impairment charges	1,491	1,058	433	40.9
Operating expenses	525	578	(53)	(9.2)
Intersegment revenues	4	21	(17)	(81.0)
Customer loans	46,506	47,623	(1,117)	(2.3)
Assets	44,230	46,952	(2,722)	(5.8)
Net interest margin, annualized	10.71%	10.88%	-	-
Return on average assets	.27	4.14	-	-

			Increase (decrease)
Nine months ended September 30,	2008	2007	Amount	%

	(dollars are in millions)

Net income	$540	$1,335	$(795)	(59.6)%
Net interest income	3,828	3,556	272	7.7
Other operating income	2,424	2,880	(456)	(15.8)
Loan impairment charges	3,750	2,491	1,259	50.5
Operating expenses	1,643	1,845	(202)	(11.0)
Intersegment revenues	13	54	(41)	(75.9)
Net interest margin, annualized	10.77%	10.26%	-	-
Return on average assets	1.57	3.85	-	-

Our Card and Retail Services segment reported lower net income in the three and nine months ended September 30, 2008. The lower net income was primarily due to higher loan impairment charges, lower other operating income and, in the three months ended September 30, 2008, lower net interest income, partially offset by lower operating expenses. Loan impairment charges were higher due to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued weakening in the U.S. economy including rising unemployment rates, lower recovery rates and, in the year-to-date period, higher average credit card loan balances. In 2008, we increased credit loss reserves to $4.1 billion as loan impairment charges were $465 million greater than net charge-off in the three months ended September 30, 2008 and $714 million greater than net charge-offs in the year-to-date period. In 2007, credit loss reserves increased to $2.8 billion as loan impairment charges were $384 million greater than net charge-offs during the third quarter of 2007 and $547 million greater than net charge-offs in the year-to-date period.

Net interest income decreased in the three months ended September 30, 2008 reflecting lower overall yields on the customer loan portfolio and lower average customer loans, partially offset by lower interest expense. Net interest margin decreased during the current quarter due to the lower overall yields and lower average customer loans partially offset by a lower cost of funds. During the nine months ended September 30, 2008, net interest income increased due to higher average customer loans and lower interest expense as discussed above, partially offset by lower overall yields. The increase in net interest margin during the year-to-date period reflects the impact of the higher average customer loans and lower cost of funds, partially offset by the lower overall yields.

Decreases in other operating income in both periods were primarily due to changes in fee billings implemented during the fourth quarter of 2007 and the second quarter of 2008, higher fee charge-offs due to credit deterioration, and lower cash advance and interchange fees due to lower volumes, partially offset by higher late fees. These decreases were partially offset by higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan. Additionally, the year-ago periods benefited from the $113 million gain recorded on the sale of our portfolio of MasterCard Class B shares. Lower operating expenses were incurred in both periods as we decreased marketing expenses in our effort to slow receivable growth in our credit card portfolio.

The decreases in ROA in the three and nine months ended September 30, 2008 are due to lower net income as discussed above, partially offset by lower average assets.

As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in June 2008 we decided to close our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland during the third quarter of 2008. The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services businesses. Additionally, we eliminated positions in a number of different functions across our Card and Retail Services businesses. During the three months ended June 30, 2008 we recorded $6 million of one-time termination and other employee benefits and $6 million of lease termination and associated costs. No additional restructuring charges were recorded in the third quarter of 2008.

In June 2008, we decided to sell our General Motors (“GM”) MasterCard receivable portfolio to HSBC Bank USA in order to maximize the efficient use of capital and liquidity at each entity, subject to obtaining the necessary regulatory approval. The outstanding receivable balance of the GM portfolio at September 30, 2008 was $6.4 billion. We will, however, maintain the customer account relationships and continue to service the GM portfolio for a fee. Subsequent to the initial sale of receivables, additional volume will be sold to HSBC Bank USA on a daily basis. We cannot predict with any degree of certainty the timing as to when or if, regulatory approval will be received and, therefore, when the related asset sale will be completed. As discussed above, the completion of this sale will have no impact on our segment results as we will continue to report these receivables on an IFRS Management Basis.

We also have been considering the sale of our AFL-CIO Union Plus (“UP”) MasterCard/Visa portfolio, with an outstanding receivable balance of $6.2 billion at September 30, 2008, to HSBC Bank USA in the future in order to maximize the efficient use of capital and liquidity at each entity. Any such sale will be subject to obtaining the necessary regulatory and other approvals. We would, however, maintain the customer account relationships and continue to service the UP MasterCard/Visa portfolio for a fee. Subsequent to the initial sale of receivables, additional volume would be sold to HSBC Bank USA on a daily basis. However, if the sale was completed, it would have no impact on our segment results as we would continue to report these receivables on an IFRS Management Basis. In early November 2008, we decided to proceed with the sale, and HSBC Bank USA filed an application with the Federal Reserve Bank seeking regulatory approval.

Customer loans decreased .6 percent to $46.5 billion at September 30, 2008 compared to $46.8 billion at June 30, 2008. The decrease is a result of the previously mentioned actions taken since mid-2007 to limit credit card receivable loan growth, partially offset by organic growth in our domestic private label receivable portfolio. Compared to September 30, 2007, customer loans decreased 2 percent reflecting the aforementioned actions taken in the fourth quarter of 2007 to limit growth, partially offset by organic growth in our domestic private label receivable portfolio.

The Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration have proposed rules that would, among other things, place restrictions on applying interest rate increases on existing balances, payment allocation and default pricing. Similarly, several bills pending before Congress could impact credit card pricing and other terms. The Federal Reserve Board has indicated it hopes to publish final rules by year end. We cannot determine whether such legislative or regulatory initiatives will be instituted or predict the negative impact such initiatives would have on our results.

Credit Quality

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

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

The following table summarizes credit loss reserves for our continuing operations for the periods indicated:

	September 30,	June 30,	September 30,
	2008	2008	2007

	(dollars are in millions)

Credit loss reserves	$11,819	$10,934	$8,294
Reserves as a percent of:
Receivables	9.63%	8.35%	5.46%
Net charge-offs(1)(2)	110.3	104.8	125.0
Nonperforming loans(2)	117.4	118.7	114.3

(1)	Quarter-to-date, annualized.

(2)	Ratio excludes nonperforming loans and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserve.

Credit loss reserve levels at September 30, 2008 increased as compared to June 30, 2008 as we recorded loss provision in excess of net charge-offs of $1,143 million during the three months ended September 30, 2008. The increase was primarily a result of the higher delinquency and credit loss estimates in our Consumer Lending real estate secured and credit card receivable portfolios, particularly in the first-lien portions of Consumer Lending’s 2006 and 2007 real estate secured receivable vintages, higher levels of personal bankruptcy filings as well as higher delinquency levels in the 30- and 60-day delinquency buckets in both the Consumer Lending real estate secured and credit card receivable portfolios. These increases were partially offset by the transfer of receivables, which were previously held for investment, to receivables held for sale and the related credit loss reserves of $249 million during the three months ended September 30, 2008.

Credit loss reserves at September 30, 2008 increased significantly as compared to September 30, 2007 primarily as a result of higher delinquency and credit loss estimates in our domestic real estate secured receivable portfolio, our Consumer Lending personal non-credit card portfolio and our credit card receivable portfolio, as previously discussed. In addition, the higher credit loss reserve levels reflect higher dollars of delinquency driven by portfolio seasoning, increased levels of personal bankruptcy filings and continued weakening of the U.S. economy including rising unemployment rates, partially offset by lower overall receivables. These increases were partially offset by the transfer of receivables, which were previously held for investment, to receivables held for sale and the related credit loss reserves of $894 million during the nine months ended September 30, 2008.

In establishing reserve levels, given the current housing market trends in the U.S., we anticipate that losses in our real estate secured receivable portfolios will be incurred with greater frequency and severity than historically experienced. There is currently little secondary market liquidity for subprime mortgages. As a result, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. The rate of home price deterioration in certain markets increased significantly during the first nine months of 2008. It is generally believed that the slowdown in the housing market will continue to impact housing prices into 2010. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home price appreciation remains stagnant in many markets and depreciates in others. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off and credit loss estimates in our Mortgage Services and Consumer Lending real estate secured receivable portfolios. We have considered these factors in establishing our credit loss reserve levels.

We also considered the ability of borrowers to repay their first lien adjustable rate mortgage loans at potentially higher contractual reset rates as well as their ability to repay any underlying second lien mortgages outstanding that we hold. Because first lien adjustable rate mortgage loans are generally well secured, ultimate losses associated with such loans are dependent to a large extent on the status of the housing market and interest rate environment. Therefore, although it is probable that incremental losses will occur as a result of rate resets on first lien adjustable rate mortgage loans, in situations where the payment has either already reset or will reset in the near term and the loan is not paid, the value of the collateral can be estimated and as a result, losses are included in our credit loss reserves.

Reserves as a percentage of receivables at September 30, 2008 were higher than at September 30, 2007 and June 30, 2008 due to the impact of additional reserve requirements as discussed above and lower receivable levels.

Reserves as a percentage of net charge-offs were higher than at June 30, 2008 as the increase in reserve levels outpaced the increase in charge-offs during the quarter primarily as a result of the higher delinquency levels in our Consumer Lending real estate secured and credit card receivable portfolios. Reserves as a percentage of net charge-offs were lower than at September 30, 2007 as the increase in charge-offs outpaced the increase in reserve levels. This is primarily due to a significant increase in reserves during the third quarter of 2007 due to growing delinquency in our Consumer Lending and Mortgage Services real estate secured portfolios which are now migrating to charge-off. Also contributing to the increase in reserves as a percentage of net charge-offs as compared to the year-ago period was the transfer of $894 million of credit loss reserves to receivables held for sale as previously discussed.

Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) decreased slightly. The majority of the increase in nonperforming loans during the current quarter was from Consumer Lending’s first lien real estate secured receivable portfolio which typically carries lower reserve requirements than unsecured receivables. Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) increased as compared to September 30, 2007 as reserve requirements, as discussed above, increased at a quicker pace than levels of nonperforming loans.

Delinquency

The following table summarizes two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	September 30,	June 30,		September 30,
	2008	2008		2007

Continuing operations:
Real estate secured(1)	10.60%	8.73	%(2)	5.74	%(2)
Auto finance	4.43	3.47		3.40
Credit card	6.40	5.75		5.23
Private label	5.54	5.00		5.46
Personal non-credit card	16.84	15.39		11.89

Total consumer – continuing operations	9.92	8.44	(2)	6.22	(2)
Discontinued operations	-	-		7.68

Total consumer	9.92%	8.44	%(2)	6.27	%(2)

(1) Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables and receivables held for sale) for continuing operations are comprised of the following:

	September 30,	June 30,		September 30,
	2008	2008		2007

Mortgage Services:
First lien	15.13%	13.79%		9.02%
Second lien	16.64	16.66		11.20

Total Mortgage Services	15.39	14.31		9.45
Consumer Lending:
First lien	7.67	5.13		2.90
Second lien	11.20	8.98		5.01

Total Consumer Lending	8.13	5.64		3.19
Canada and all other:
First lien	3.68	3.14		2.49
Second lien	3.89	2.88		2.35

Total Canada and all other	3.79	3.01		2.41

Total real estate secured – continuing operations	10.60%	8.73%		5.74%

(2)	As a result of the continuing integration of the Consumer Lending and Mortgage Services operations, it was discovered that certain systems coding within the Mortgage Services loan servicing platform had the effect of excluding certain delinquent mortgage loans from the calculation of delinquency ratios. While we believe the impact on our delinquency statistics is immaterial, we have revised the real estate secured delinquency ratios. Accordingly, the delinquency ratios for Mortgage Services first lien and total Mortgage Services real estate secured receivables as reported above have been restated. The following summarizes the revised delinquency ratios:

	Prior to	As
	Correction	Corrected

Real estate secured:
June 30, 2008	8.50	8.73%
September 30, 2007	5.50	5.74
Total consumer – continuing operations:
June 30, 2008	8.30	8.44
September 30, 2007	6.08	6.22
Total consumer:
June 30, 2008	8.30	8.44
September 30, 2007	6.12	6.27
Mortgage Services-First lien:
June 30, 2008	13.00	13.79
September 30, 2007	8.27	9.02
Total Mortgage Services:
June 30, 2008	13.67	14.31
September 30, 2007	8.86	9.45

The delinquency ratio from continuing operations increased 148 basis points compared to the prior quarter. Substantially all receivable products reported higher delinquency ratios for the current quarter as a result of the following:

•	Lower receivable levels resulting from portfolio run-off as well as lower origination volumes resulting from the risk mitigation efforts and changes to our product offerings since mid-2007 which will continue to negatively impact our delinquency ratios for the foreseeable future;

•	Continued weakening in the U.S. economy;

•	Significantly higher unemployment rates during the quarter;

•	Higher levels of personal bankruptcy filings; and

•	A seasonal trend for higher delinquency levels beginning in the third quarter of the year which we believe has been more pronounced in the third quarter of 2008 due to the beneficial effect of the federal economic stimulus tax rebate checks issued during the second quarter of 2008.

In addition to the above, our real estate secured receivable portfolios have continued to experience higher delinquency ratios as a result of the continued weakening in the housing and mortgage industry, particularly in the first-lien portion of Consumer Lending’s 2006 and 2007 real estate secured receivable vintages. Our credit card and personal non-credit card receivable portfolios have also experienced higher levels of delinquency due to portfolio seasoning. Additionally, our credit card receivable portfolio is reporting higher delinquency levels, particularly in the geographic regions most impacted by the housing market downturn and rising unemployment rates. For all products, we believe the increases discussed above may have been partially offset by improvements in our domestic collection activities as a result of increased collection capacity and an increase in the volume of receivables modified and/or re-aged. Dollars of delinquency for continuing operations increased $1.4 billion compared to the prior quarter, with the most significant increase coming from our Consumer Lending real estate secured portfolio which increased $1.1 billion during the current quarter. Dollars of delinquency in our Mortgage Services portfolio were essentially flat, while dollars of credit card and personal non-credit card delinquency increased approximately $165 million and $135 million, respectively. We anticipate that dollars of delinquency will continue to increase during the fourth quarter of 2008 in response to continued depreciation in home values, rising unemployment rates and the overall condition of the U.S. economy.

Compared to September 30, 2007, our total consumer delinquency ratio for continuing operations increased 370 basis points largely due to higher real estate secured delinquency levels. We experienced higher dollars of delinquency across all products for the reasons discussed above as dollars of delinquency increased $3.8 billion largely attributable our Consumer Lending real estate secured receivables and to a lesser extent our Mortgage Services portfolio.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-offs of consumer receivables as a percent, annualized, of average consumer receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to the held for sale classification, the receivables are no longer included in average consumer receivable balance as such loans are carried at fair value and there are no longer any charge-offs associated with these receivables.

	September 30,	June 30,	September 30,
	2008	2008	2007

Continuing operations:
Real estate secured(1)	6.12%	5.74%	2.50%
Auto finance	5.83	4.35	4.47
Credit card	12.94	10.79	6.97
Private label	5.40	4.80	6.39
Personal non-credit card	15.08	13.08	8.77

Total consumer – continuing operations	8.35	7.53	4.34
Discontinued operations	-	4.89	5.02

Total consumer	8.35%	7.47%	4.37%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables – continuing operations	6.51%	6.06%	2.92%

(1)	Real estate secured net charge-off of ratios are comprised of the following:

	September 30,	June 30,	September 30,
	2008	2008	2007

Mortgage Services:
First lien	7.37%	6.25%	1.93%
Second lien	33.05	33.45	13.89

Total Mortgage Services	12.04	11.29	4.36
Consumer Lending:
First lien	1.48	1.33	.74
Second lien	11.59	10.20	3.59

Total Consumer Lending	2.81	2.50	1.13
Canada and all other:
First lien	1.30	1.23	.83
Second lien	2.92	2.22	1.55

Total Canada and all other	2.12	1.75	1.24

Total real estate secured	6.12%	5.74%	2.50%

The net charge-off ratio for continuing operations increased 82 basis points as compared to the prior quarter. Although dollars of net charge-offs for continuing operations were essentially flat during the quarter, the increase in the net charge-off ratio reflects a significant decrease in average consumer receivables during the quarter for all products. The decrease in average consumer receivables primarily reflects the impact of the transfer of $9.4 billion of receivables to receivables held for sale on June 30, 2008 which are no longer included in the average consumer receivable balance in the third quarter of 2008. As these receivables were primarily current receivables with little associated charge-off dollars, this has significantly impacted the total net charge-off ratio for the third quarter of 2008, particularly for our credit card receivable net charge-off ratio. Had these receivables not been transferred to held for sale, our total net charge-off ratio would have been 26 basis points lower and the credit card receivable net charge-off ratio would have been 232 basis points lower. The decrease in average consumer receivables during the third quarter of 2008 also reflects lower origination volumes resulting from continuing risk mitigation efforts and changes in product offerings which began in mid-2007 and include the sale of $1.3 billion of real estate secured and Canadian auto finance receivables during the quarter. The increase in the net charge-off ratio was partially offset by the impact of a shift in mix in our Mortgage Services real estate secured receivable portfolio to first lien loans which generally have lower loss severities as compared to second lien loans. Dollars of net charge-offs were essentially flat in the quarter primarily which we believe was due to the extended seasonal benefit on delinquency levels in the second quarter of 2008 resulting from the federal economic stimulus tax rebate checks as well as the impact of the transfer of the GM credit card portfolio to loans held for sale which had the impact of reducing charge-offs $91 million.

As compared to the prior year quarter, the net charge-off ratio increased 401 basis points primarily due to higher dollars of charge-offs in all domestic products and lower average consumer receivables as discussed above. The higher charge-offs are primarily in our real estate secured, credit card and personal non-credit card portfolios as the higher delinquency levels we have been experiencing are migrating to charge-off as well as the impact of a weakening U.S. economy, rising unemployment rates and higher levels of bankruptcy filings on our domestic portfolio. Charge-offs increased significantly in our real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry, including marked decreases in home values in certain markets and seasoning in our Consumer Lending real estate secured receivable portfolio. The increase in charge-offs by lien position in our Mortgage Services real estate secured portfolio was partially offset by a shift in mix to first lien loans which generally have lower loss severities as compared to second lien loans. The higher net charge-off ratio in our credit card receivable portfolio also reflects the impact of the transfer of $7.8 billion of credit card receivables to held for sale as discussed above, portfolio seasoning and lower recovery rates. The increase in charge-offs in our auto finance portfolio also reflects increased loss severities particularly for less fuel efficient vehicles. Additionally, charge-offs in our personal non-credit card receivable portfolio reflect a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions.

Nonperforming Assets

	September 30,	June 30,		September 30,
	2008	2008		2007

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$8,896	$8,137	(3)	$6,168	(3)
Accruing consumer receivables 90 or more days delinquent	1,170	1,076		1,091

Total nonperforming receivables	10,066	9,213		7,259
Real estate owned	1,127	1,141		977
Nonperforming receivables held for sale	129	148		-

Total nonperforming assets – continuing operations	11,322	10,502		8,236
Discontinued operations	-	-		342

Total nonperforming assets	$11,322	$10,502		$8,578

Credit loss reserves as a percent of nonperforming receivables – continuing operations(2)	117.4%	118.7%		114.3%

(1)	Nonaccrual receivables are comprised of the following:

	September 30,	June 30,	September 30,
	2008	2008	2007

	(in millions)

Real estate secured:
Closed-end:
First lien	$4,930	$4,321	$2,971
Second lien	873	874	592
Revolving:
First lien	5	5	19
Second lien	293	301	298

Total real estate secured	6,101	5,501	3,880
Auto finance	509	442	443
Private label	13	15	24
Personal non-credit card	2,273	2,179	1,821

Total nonaccrual receivables	$8,896	$8,137	$6,168

(2)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or market.

(3)	As a result of the continuing integration of the Consumer Lending and Mortgage Services operations, it was discovered that certain systems coding within the Mortgage Services loan servicing platform had the effect of excluding certain nonaccrual real estate secured receivables from the nonaccrual receivable totals. While we believe the impact is immaterial, we have revised the real estate secured nonaccrual receivables, total nonperforming receivables, and total nonperforming asset amounts. The following summarizes the revised totals:

	Prior to	As
	Correction	Corrected

Nonaccrual receivables:
June 30, 2008	7,950	8,137
September 30, 2007	5,950	6,168
Total nonperforming receivables:
June 30, 2008	9,026	9,213
September 30, 2007	7,041	7,259
Total nonperforming assets – continuing operations:
June 30, 2008	10,315	10,502
September 30, 2007	8,018	8,236
Total nonperforming assets:
June 30, 2008	10,315	10,502
September 30, 2007	8,360	8,578

Compared to June 30, 2008, the increase in total nonperforming receivables from continuing operations excluding nonperforming receivables held for sale, is due to higher levels of real estate secured nonaccrual receivables at our Consumer Lending business and higher levels of accruing consumer receivables 90 or more days delinquent due to the higher overall delinquency levels as previously discussed. We believe these increases have been partially offset by improvements in collection capacity. Additionally, during the third quarter of 2008, we have seen a shift in the product mix in our nonperforming loan balances as the majority of the increase in nonperforming loans in the current quarter was from Consumer Lending’s first-lien real estate secured receivable portfolio which typically carries lower reserve requirements than unsecured receivables. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $1.2 billion at September 30, 2008, $1.3 billion at June 30, 2008 and $894 million at September 30, 2007. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

Account Management Policies and Practices

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account to current (a “re-age”), based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably possible. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent. In previous filings, we referred to re-aged accounts as restructured accounts. We have changed our terminology in an effort to clarify our practices as we believe the industry generally uses the term “re-age” rather than “restructure.”

As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices and, in the first quarter of 2008, conducted a further strategic review of our receivable collection efforts. As more fully discussed below, these reviews have resulted in changes in our strategies for contacting customers as well as expanding existing modification programs to enable us to assist more customers in accordance with their needs.

Beginning late in the first quarter of 2008, we expanded our customer contact strategies in an effort to reach more customers. We have increased collection staffing particularly during the morning and evening hours when our customers are more likely to be available. We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. Additionally, we have placed loss mitigation teams in select Consumer Lending branches in select markets to work with customers on a face-to-face basis to assist them during difficult times. We have also implemented new training programs to ensure that our customer service representatives are knowledgeable about the re-aging and modification programs available and are able to advise each customer of the best solutions for their individual circumstance. In the past, the majority of our customers were best served by re-aging their loan either with or without a modification of the loan terms. In the current marketplace, we have determined that our customers may be better served by a modification of the loan terms, which may or may not also include a re-aging of the account. As a result, during the first nine months of 2008, we have assisted more customers through the use of account modification than in prior years.

The following describes the primary programs we currently utilize to provide assistance to our customers with the goal to keep more customers in their homes, while maximizing future cash flows.

•	Proactive ARM Reset Modification Program: As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a new program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate and payment reset that we expect will be the most impacted by a rate adjustment. We are proactively contacting these customers and, through a variety of means, we assess their ability to make the adjusted payment with a focus on the customer’s debt service capability. As appropriate and in accordance with defined policies, we modify the loans, allowing time for the customer to seek alternative financing or improve their individual situation. Through the first quarter of 2008, these loan modifications primarily involved a twelve-month temporary interest rate relief by either maintaining the current interest rate for the entire twelve-month period or resetting the interest rate for the twelve-month period to a rate lower than originally required at the first reset date. At the end of the modification period, the interest rate on the loan will reset in accordance with the original loan terms unless the borrower qualifies for and is granted a new modification. We anticipate approximately $276 million and $376 million, respectively, of ARM loans modified under this program since October 2006 will reach a reset date during the remainder of 2008 and 2009, respectively. Prior to a loan reaching that reset date, we will re-evaluate the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, the modification may be extended for an additional twelve-month period provided the customer demonstrates an ongoing need for assistance. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the re-aging statistics table on page 77 (“Re-age Table).

During the nine months ended September 30, 2008, we have modified 2,274 loans under the Proactive ARM Reset Modification Program with an outstanding receivable balance of $413 million at the time of the modification. Since the inception of the Proactive ARM Reset Modification program in October 2006, we have modified approximately 12,600 loans with an aggregate outstanding principal balance of $2,045 million at the time of the modification. The following provides information about the post-modification performance of loans granted modifications under this program since October 2006:

		Outstanding Receivable
	Number	Balance at Time of
	of Loans	Modification

Current or less than 30-days delinquent	63.5%	63.3%
30- to 59-days delinquent	7.1	7.2
60-days or more delinquent	6.4	7.1
Paid-in-full	12.1	10.6
Charged-off, transferred to real estate owned or sold	10.9	11.8

	100.0%	100.0%

Of the loans modified under this program since October 2006, approximately 2,900 loans have subsequently qualified for assistance under other risk mitigation programs. Approximately 3,100 loans have reached the end of the modification period but did not qualify for other risk modification programs. Approximately 2,100 of those loans have had the interest rate reset in accordance with the original contractual terms.

•	Foreclosure Avoidance/Account Modification Programs: Since the fourth quarter of 2006, we have significantly increased our use of modifications in response to what we expect will be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, at our Mortgage Services business we are actively using account modifications to modify the rate and/or payment on a number of qualifying delinquent loans and re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or of income that has proven unfounded. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through loan modification and/or re-aging.

Based on the economic environment and expected slow recovery of housing values, during 2008 we have developed additional analytical review tools leveraging off best practices in our Mortgage Services business to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we have expanded our foreclosure avoidance/account modification programs to assist customers who did not qualify for assistance under the existing program requirements or who required greater assistance than available under the programs. The expanded program includes certain documentation requirements as well as receipt of two qualifying payments before the account may be re-aged. For Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required for a modified account before the account would be re-aged. During the first quarter of 2008, we began to offer this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. Under this expanded program, we have also implemented longer term modifications, providing assistance for generally either two years or five years for such customers across the Consumer Lending and Mortgage Services businesses. As a result of the current marketplace conditions and our outlook for a slow return to more normal marketplace conditions, during 2008 we have significantly increased the use of longer term modifications as we believe they will provide the most benefit to our customers and stakeholders as the economy recovers. A loan modified under these programs is only included in the Re-age Table on page 77 if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified under the Foreclosure Avoidance/Account Modification programs during the nine months ended September 30, 2008 which may have also been re-aged:

Outstanding Receivable
	Number of Accounts		Balance at Time of
	Modified During the Nine Months Ended September 30, 2008		Modification
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

(dollars are in millions)

Foreclosure Avoidance/Account Modification Programs(1)	30,846	27,931	$4,062	$4,152

(1)	Includes all loans modified under these programs during the nine months ended September 30, 2008 regardless of whether the loan was also re-aged.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have significantly increased and we anticipate this trend of higher modification and re-age volumes will continue in the foreseeable future. Since January 2007, we have cumulatively modified and/or re-aged approximately 238,000 real estate secured loans with an aggregate outstanding principal balance of $28.8 billion at the time of the modification and/or re-age under the programs described above. The following provides information about the post-modification performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
	of Loans	Modification

Current or less than 30-days delinquent	61.7%	58.4%
30- to 59-days delinquent	6.5	6.4
60-days or more delinquent	10.7	11.4
Paid-in-full	8.1	8.5
Charged-off, transferred to real estate owned or sold	13.0	15.3

	100.0%	100.0%

The following table shows the number of real estate secured accounts as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

Real Estate Modifications and/or Re-ages(1)
			Outstanding Receivable
	Number of Accounts		Balance(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(dollars are in millions)

September 30, 2008:
Loans re-aged only	115,121	48,977	$11,401	$5,053
Loans modified only(2)	26,725	12,933	3,536	1,939
Loans modified and re-aged	10,578	25,537	1,243	3,781

Total loans modified and/or re-aged(3)	152,424	87,447	$16,180	$10,773

June 30, 2008:
Loans re-aged only	110,181	50,260	$10,671	$5,248
Loans modified only(2)	19,352	11,584	2,397	1,823
Loans modified and re-aged	9,196	20,290	1,028	3,038

Total loans modified and/or re-aged	138,729	82,134	$14,096	$10,109

	Number of Accounts		Outstanding Receivable Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

September 30, 2007:
Loans re-aged only	94,556	49,145	$8,129	$5,124
Loans modified only(2)	13,371	5,498	1,374	843
Loans modified and re-aged	8,488	9,012	884	1,269

Total loans modified and/or re-aged	116,415	63,655	$10,387	$7,236

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 6, “Receivables,” to our accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

(3)	The following table provides information at September 30, 2008 regarding the delinquency status of loans granted modifications of loan terms and/or re-ages of the account:

	Number of Accounts		Outstanding Receivable Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

Current or less than 30-days delinquent	76.7%	67.2%	74.5%	65.9%
30- to 59-days delinquent	11.1	10.6	12.1	10.5
60-days or more delinquent	12.2	22.2	13.4	23.6

	100.0%	100.0%	100.0%	100.0%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

Although we have shifted our customer assistance programs to include more loan modifications, we continue to monitor and track information related to accounts that have been re-aged. The tables below summarize approximate re-aging statistics (statistics on accounts where a delinquent loan has been reset to a current status) in our managed basis domestic portfolio. Managed basis assumes that securitized receivables have not been sold and remain on our balance sheet. We report our re-aging statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As we retired the last of our securitization transactions, managed basis and owned basis results have now converged beginning with the March 31, 2008 reporting period.

As previously reported, in prior periods we used certain assumptions and estimates to compile our re-aging statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). When comparing re-aging statistics from different periods, the fact that our re-aging policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

Re-age Table – Domestic Portfolio (1),(3)

(Managed Basis)

	September 30,	June 30,	September 30,
	2008	2008	2007

	(dollars are in millions)

Never re-aged	77.8%	79.9%	85.3%
Re-aged:
Re-aged in the last 6 months	9.1	8.7	6.3
Re-aged in the last 7-12 months	6.7	6.0	4.5
Previously re-aged beyond 12 months	6.4	5.4	3.9

Total ever re-aged(2)	22.2	20.1	14.7

Total	100.0%	100.0%	100.0%

Total Re-aged by Product – Domestic Portfolio(1)(4)
Real estate secured(3)	$21,305	$20,031	$14,944
Auto finance	2,318	2,219	2,019
Credit card	804	804	785
Private label	20	22	28
Personal non-credit card	4,288	4,203	3,949

Total	$28,735	$27,279	$21,725

(As a percent of managed receivables)
Real estate secured	28.6%	25.5%	17.2%
Auto finance	20.2	17.7	15.7
Credit card	2.9	2.9	2.7
Private label	25.0	22.2	16.6
Personal non-credit card	26.7	25.2	21.4

Total(2)	22.2%	20.1%	14.7%

(1)	Excludes our Canadian and commercial businesses, discontinued U.K. Operations and other.

(2)	Total including our Canadian business was 21.8 percent at September 30, 2008, 19.7 percent at June 30, 2008 and 14.0 percent at September 30, 2007.

(3)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are shown in the following table:

	September 30,	June 30,	September 30,
	2008	2008	2007

	(in millions)

Mortgage Services	$9,322	$8,870	$6,965
Consumer Lending	11,983	11,161	7,979

Total real estate secured	$21,305	$20,031	$14,944

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

The increase in re-aged loans in the third quarter of 2008 was primarily attributable to higher contractual delinquency due to deteriorating credit quality in our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability as well as changes to our collection strategies as described above. As such, we anticipate re-aged loans will continue to increase. At September 30, 2008, June 30, 2008, and September 30, 2007, $6.2 billion (21 percent of total re-aged loans in the Re-age Table), $4.9 billion (18 percent of total re-aged loans in the Re-age Table), and $3.6 billion (17 percent of total re-age loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

In addition to our modification and re-aging policies and practices, we employ other customer account management techniques in respect of delinquent accounts that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if commercially sensible and reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreement to pay us an additional amount with future required payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate. In most cases, the delinquency status of an account is considered to be current if the borrower immediately begins payment under the new account terms.

When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. Reserves are maintained specifically for re-aged accounts. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or re-aging statistics. Our account management actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above.

The amount of domestic and Canadian receivables in forbearance, modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $.1 billion or .1 percent at September 30, 2008 and December 31, 2007.

Geographic Concentrations The following table reflects the percentage of domestic consumer receivables and receivables held for sale by state which individually account for 5 percent or greater of our domestic portfolio as of both September 30, 2008 and December 31, 2007.

Percent of Total
Domestic
State	Receivables

California	11%
Florida	7
New York	6
Ohio	5
Pennsylvania	5
Texas	5

Liquidity and Capital Resources

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	September 30,		December 31,
	2008		2007
	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$12.0		$11.1
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	12.3		11.4	(2)

Debt outstanding to HSBC clients:
Euro commercial paper	.6		2.0
Term debt	.6		.8

Total debt outstanding to HSBC clients	1.2		2.8
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	18.3		19.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.7)		(5.4)

Total real estate secured receivable activity with HSBC Bank USA	2.2		2.5

Cash received from sale of U.K. Operations to HOHU	.4		-
Cash received from sale of European Operations to HBEU affiliate	-	(1)	-	(1)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	5.9		2.4

Total HSBC related funding	$43.0		$41.0

(1)	Less than $100 million.

(2)	Excludes $3.5 billion of drawings on bank lines of our U.K. Operations that are now reported as Liabilities of discontinued operations.

Funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 10 percent of our total debt and preferred stock funding at September 30, 2008 and 8 percent of our total debt and preferred stock funding at December 31, 2007.

Cash proceeds received from the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of domestic private label credit card receivables to HSBC Bank USA of $18.3 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions were also used to fund ongoing operations.

At September 30, 2008 and December 31, 2007 we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances. No balances were outstanding under these domestic lines at either September 30, 2008 or December 31, 2007. We also had a revolving credit facility from HBEU to fund our operations in the U.K. of $5.7 billion at December 31, 2007. As a result of the sale of our U.K. Operations, this credit facility has been assumed by HOHU. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. We had derivative contracts with a notional value of $83.7 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2008 and $91.8 billion, or approximately 97 percent at December 31, 2007.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $173 million at September 30, 2008 and $335 million at December 31, 2007. Securities purchased under agreements to resell totaled $1.6 billion at September 30, 2008 and $1.5 billion at December 31, 2007.

Commercial paper, bank and other borrowings totaled $7.9 billion at September 30, 2008 and $8.4 billion at December 31, 2007. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $.6 billion at September 30, 2008 and $2.0 billion at December 31, 2007. Commercial paper balances were lower at September 30, 2008 as a result of lower short term funding requirements due to a reduction in the overall size of the balance sheet. Euro commercial paper balances were lower at September 30, 2008 because domestic commercial paper rates provided a significant pricing advantage when compared to European pricing levels. Generally, our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. Should this ratio fall below 100 percent, the combination of committed bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115 percent of outstanding commercial paper. At no time will the ratio of committed bank credit facilities to outstanding commercial paper fall below 80 percent.

We had committed back-up lines of credit totaling $9.8 billion at September 30, 2008 to support our domestic issuance of commercial paper. A portion of this total will mature each year for the next three years. Based on current market conditions, we do not anticipate renewing all of these back-up lines as they mature. However, we do not expect these reductions will have a significant impact on our overall funding strategy.

At September 30, 2008, we had conduit credit facilities with commercial and investment banks under which our domestic operations may issue securities backed with up to $9.6 billion of receivables, including auto finance, credit card and personal non-credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity decreased by $.9 billion in the three months ended September 30, 2008 and $7.8 billion in the year-to-date period as certain facilities were not renewed. Conduit capacity for real estate secured receivables did not change in the three months ended September 30, 2008 and decreased $3.2 billion in the year-to-date period and capacity for other products decreased $4.6 billion in the first nine months of 2008. These reductions are primarily the result of the combination of an extremely difficult domestic and international funding environment and decisions by the providing institutions to reduce their overall exposure to subprime receivables. At September 30, 2008, $8.6 billion of auto finance, credit card and personal non-credit card receivables were used in collateralized funding transactions structured as secured financings under these funding programs. The amount available under the facilities varies based on the timing and volume of public securitization transactions. We also anticipate a reduction in the available conduit credit facilities as they mature over the next twelve months due to continuing concerns about subprime credit quality. For the conduit credit facilities that do renew, credit performance requirements have been more restrictive and pricing has increased to reflect the perceived quality of the underlying assets. Our 2008 and 2009 funding plans incorporates the anticipated reductions in these facilities as the balance sheet reductions previously described have reduced our liquidity requirements.

Long term debt (with original maturities over one year) decreased to $100.6 billion at September 30, 2008 from $123.0 billion at December 31, 2007 as our funding needs have decreased since December 31, 2007 as we have reduced the size of our balance sheet as previously discussed. The decrease in long term debt during the first nine months of 2008 was impacted by significantly lower issuances of long term debt. The following table summarizes issuances and retirements of long term debt for the nine months ended September 30, 2008 and 2007:

Nine months ended September 30,	2008	2007

	(in millions)

Long term debt issued	$4,467	$16,265
Long term debt retired	(23,295)	(21,235)

Net long term debt retired	$(18,828)	$(4,970)

Issuance during the first nine months of 2008 included the following:

•	$.3 billion of foreign medium-term notes

•	$1.9 billion of InterNotessm (retail-oriented medium-term notes)

•	$2.3 billion of securities backed by auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

Common equity In the nine months of 2008, HINO made three capital contributions to us totaling $3.5 billion, including $1.3 billion in the third quarter, each in exchange for one share of common stock to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

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

Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2008	2007

TETMA + Owned Reserves(1)	17.37%	13.98%
Tangible common equity to tangible managed assets(1)	7.43	6.09
Common and preferred equity to owned assets	11.08	8.56
Excluding purchase accounting adjustments:
TETMA + Owned Reserves(1)	17.47	14.18
Tangible common equity to tangible managed assets(1)	7.48	6.27

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets excluding HSBC acquisition purchase accounting adjustments represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

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

Secured financings are summarized in the following table:

Three months ended September 30,	2008	2007

	(in millions)

Real estate secured	$-	$950
Credit card	375	678
Auto finance	400	-
Personal non-credit card	775	1,200

Total	$1,550	$2,828

Nine months ended September 30,	2008	2007

	(in millions)

Real estate secured	$-	$2,545
Credit card	875	3,568
Auto finance	600	1,069
Personal non-credit card	775	1,310

Total	$2,250	$8,492

As of September 30, 2008, outstanding secured financings of $18.2 billion, including conduit credit facilities, were secured by $26.6 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, of $23.2 billion at December 31, 2007 were secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, represented 15 percent of the funding associated with our managed funding portfolio at September 30, 2008 and 16 percent at December 31, 2007.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	September 30,	December 31,
	2008	2007

	(in billions)

Private label, and credit cards	$150	$162
Other consumer lines of credit	7	8

Open lines of credit(1)	$157	$170

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to September 30, 2008 and December 31, 2007, respectively.

In January 2008, we extended a line of credit to H&R Block for up to $3.0 billion to fund the purchase of a participation interest in refund anticipation loans. In April 2008, the balance was paid in full.

2008 Funding Strategy The acquisition by HSBC markedly improved our access to the capital markets as well as expanded our access to a worldwide pool of potential investors. Our current estimated domestic funding needs and sources for 2008 are summarized in the table that follows.

	Actual	Estimated
	January 1	October 1
	through	through	Estimated
	September 30,	December 31,	Full Year
	2008	2008	2008

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(15)	$(8) - (5)	$(23) - (20)
Commercial paper and term debt maturities	22	3 - 5	25 - 27
Secured financings including conduit facility maturities	13	6 - 10	19 - 23
Other	2	4 - 5	6 - 7

Total funding needs	$22	$5 - 15	$27 - 37

Funding sources:
Commercial paper and term debt issuances	$8	$(1) - 1	$7 - 9
Asset transfers and loan sales	1	5 - 8	6 - 9
Secured financings including conduit facility renewals	8	2 - 5	10 - 13
HSBC and HSBC subsidiaries (including capital infusions)	5	(1) - 1	4 - 6

Total funding sources	$22	$5 - 15	$27 - 37

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

At September 30, 2008, we had derivative contracts with a notional value of approximately $85.8 billion, including $83.7 billion outstanding with HSBC affiliates. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as other assets or derivative related liabilities. At September 30, 2008, we provided third party swap counterparties with $41 million collateral. At December 31, 2007, we provided third party swap counterparties with $51 million collateral. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At September 30, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.5 billion which was provided in cash and offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets. At December 31, 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.8 billion which was provided in cash and offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FSP 39-1 and recorded in our balance sheet as a component of derivative related assets. No collateral was provided in the form of securities at September 30, 2008 or December 31, 2007.

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

We continue to evaluate the optimal size of our balance sheet taking into consideration our desired risk profile, our liquidity and funding needs as well as our expected views of the subprime lending industry after the market returns to more normalized levels. We expect to continue to tighten underwriting standards and adjust product offerings resulting in lower future originations. We have classified $10.8 billion of receivables previously held for investment to receivables held for sale as of September 30, 2008 and anticipate liquidating these assets in the near term. Of this amount, $6.2 billion represents the GM MasterCard portfolio that we intend to sell to HSBC Bank USA pending regulatory approval. This amount also includes certain real estate secured and auto finance receivables with a fair value of $2.9 billion we identified and transferred to receivables held for sale during the third quarter of 2008, of which we also intend to sell approximately $2.8 billion to HSBC Bank USA pending regulatory approval. The execution of these transactions will significantly reduce our need to issue secured or unsecured term debt over the remainder of 2008 and 2009.

Potential conditions that could negatively affect our liquidity include diminished access to capital markets, unforeseen cash or capital requirements, a continued strengthening of the U.S. dollar, an inability to sell assets or execute secured financing transactions due to reduced investor appetite for non-prime assets and an inability to obtain expected funding from HSBC subsidiaries and clients.

Our credit ratings are an important part of maintaining our liquidity. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, limit access to capital markets, require cash payments or collateral posting.

Market Risk HSBC has certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point (“PVBP”), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our PVBP limit was $2.35 million at September 30, 2008 and $2 million at December 31, 2007, which includes the risk associated with hedging instruments. At September 30, 2008 we had a PVBP position of $(1.4) million reflecting the impact of a one basis point increase in interest rates. As of December 31, 2007, our PVBP position was $(1.7) million.

The following table shows the components of PVBP at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

	(in millions)

Risk related to our portfolio of balance sheet items marked-to-market	$1.5	$(.2)
Risk for all other remaining assets and liabilities	(2.9)	(1.5)

Total PVBP risk	$(1.4)	$(1.7)

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for

2008 a declining balance sheet and the current interest rate risk profile. The following table summarizes such estimated impact:

	September 30,	December 31,
	2008	2007

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$122	$153
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	121	132

In the September 2008 and December 2007 calculations, looking forward through 2008, and where applicable into 2009, a greater number of real estate secured receivables are expected to remain on the books due to fewer refinancing options available to subprime customers. As a result, the total benefit to net interest income has increased in the declining rate scenario. However, we anticipate higher levels of delinquency and loan impairment charges as these remain on the books longer.

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

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2007.

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2008	2007

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$15,070	$13,584
Exclude:
Fair value option adjustment	(1,810)	(545)
Unrealized (gains) losses on cash flow hedging instruments	523	718
Minimum pension liability	12	3
Unrealized gains on investments and interest-only strip receivables	115	13
Intangible assets	(964)	(1,107)
Goodwill	(2,724)	(2,827)

Tangible common equity	10,222	9,839
HSBC acquisition purchase accounting adjustments	23	267

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$10,245	$10,106

Tangible shareholder’s(s’) equity:
Tangible common equity	$10,222	$9,839
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275

Tangible shareholder’s(s’) equity	12,072	11,689
HSBC acquisition purchase accounting adjustments	23	267

Tangible shareholder’s(s’) equity, excluding HSBC acquisition purchase accounting adjustments	$12,095	$11,956

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$12,072	$11,689
Owned loss reserves	11,819	10,905

Tangible shareholder’s(s’) equity plus owned loss reserves	23,891	22,594
HSBC acquisition purchase accounting adjustments	23	267

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding HSBC acquisition purchase accounting adjustments	$23,914	$22,861

Tangible managed assets:
Owned assets	$141,210	$165,504
Receivables serviced with limited recourse	-	124

Managed assets	141,210	165,628
Exclude:
Intangible assets	(964)	(1,107)
Goodwill	(2,724)	(2,827)
Derivative financial assets	(4)	(48)

Tangible managed assets	137,518	161,646
HSBC acquisition purchase accounting adjustments	(634)	(387)

Tangible managed assets, excluding HSBC acquisition purchase accounting adjustments	$136,884	$161,259

Equity ratios:
Common and preferred equity to owned assets	11.08%	8.56%
Tangible common equity to tangible managed assets	7.43	6.09
Tangible shareholder’s(s’) equity to tangible managed assets	8.78	7.23
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	17.37	13.98
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	7.48	6.27
Tangible shareholder’s(s’) equity to tangible managed assets	8.84	7.41
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	17.47	14.18

Item 4.	Controls and Procedures

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

There has been no significant change in our internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LOAN DISCRIMINATION LITIGATION

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in five class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial, (N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL), Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669) and Doiron, et al. v. HSBC Mortgage Services Inc., et al., (E.D. Ca., 2:08-CV-00605-FCD). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. The Zamudio case was voluntarily dismissed by the plaintiff on July 7, 2008 and may not be reinitiated. At this time, we are unable to quantify the potential impact from the remaining actions, if any.

CITY OF CLEVELAND LITIGATION

On January 10, 2008, a suit captioned, City of Cleveland v. Deutsche Bank Trust Company, et al. (No. 1:08-CV-00139), was filed in the Cuyahoga County Common Pleas Court against twenty-one financial services entities. HSBC Finance Corporation is a defendant. The City of Cleveland (“City”) seeks damages it allegedly incurred relating to property foreclosures. The alleged damages are claimed to be the result of defendants’ creation of a public nuisance in the City through their respective involvement as lenders and/or securitizers of sub-prime mortgages on properties located in Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio. On January 17, 2008, the City filed a motion seeking a Court order remanding the case back to state Common Pleas Court, which was denied in August 2008. Thereafter, on August 22, 2008, the City filed a new complaint, City of Cleveland vs JP Morgan Chase Bank, NA et al, in the Court of Common Pleas, Cuyahoga County Ohio (No. CV 08 668608), which makes virtually identical allegations as it made in the Federal Court complaint. It further alleges violations of the Ohio Corrupt Practices Act and named additional defendants. The two courts have now approved the parties’ agreements regarding the defendants in these two actions. HSBC Finance Corporation has been dismissed with prejudice from the Federal Court action. Subsidiaries of HSBC Finance Corporation, Household Realty Corporation and HSBC Mortgage Services Inc. are defendants in the State Court action.

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

In October 2007, Visa Inc. announced that it had completed restructuring transactions in preparation for its initial public offering in March 2008. As a result of the indemnification agreement established as part of the restructuring, entities with a membership interest prior to the initial public offering have obligations to share in certain losses under various agreements with Visa Inc. in connection with this and other litigation.

In October 2008, Visa Inc. announced that it had agreed to settle the federal antitrust lawsuit captioned Discover Financial Services, Inc. v. Visa USA Inc., MasterCard Inc. et al. for $1,888 million. The settlement is subject to approval by Visa Inc.’s former U.S. member financial institutions. If approved, the settlement will be paid primarily from the escrow account established and funded with a portion of the net proceeds of Visa Inc.’s initial public offering in March 2008. Our portion of the settlement amount is not material.

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

Date: November 10, 2008

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