Form 10-K
period 2008-12-31
HSBC Finance Corp
filed 2009-03-02
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8198
HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 26525 North Riverwoods Boulevard, Mettawa, Illinois (Address of principal executive offices)	86-1052062 (I.R.S. Employer Identification No.) 60045 (Zip Code)
(224) 544-2000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due October 21, 2009	New York Stock Exchange
Floating Rate Notes due March 12, 2010	New York Stock Exchange
4.625% Notes due September 15, 2010	New York Stock Exchange
5.25% Notes due January 14, 2011	New York Stock Exchange
6 3/4% Notes due May 15, 2011	New York Stock Exchange
5.7% Notes due June 1, 2011	New York Stock Exchange
Floating Rate Notes due April 24, 2012	New York Stock Exchange
5.9% Notes due June 19, 2012	New York Stock Exchange
Floating Rate Notes due July 19, 2012	New York Stock Exchange
Floating Rate Notes due September 14, 2012	New York Stock Exchange
Floating Rate Notes due January 15, 2014	New York Stock Exchange
5.25% Notes due January 15, 2014	New York Stock Exchange
5.0% Notes due June 30, 2015	New York Stock Exchange
5.5% Notes due January 19, 2016	New York Stock Exchange
Floating Rate Notes due June 1, 2016	New York Stock Exchange
6.875% Notes due January 30, 2033	New York Stock Exchange
6% Notes due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, no par, $1,000 liquidation preference)	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Capital Trust IX	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 27, 2009, there were 61 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

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

On March 28, 2003, Household was acquired by HSBC Holdings plc (“HSBC” or “HSBC Group”) by way of merger with H2 Acquisition Corporation (“H2”), an indirect wholly owned subsidiary of HSBC, in a purchase business combination. Following the merger, H2 was renamed “Household International, Inc.” Subsequently, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc. (“HSBC North America”), which subsequently contributed Household to its wholly-owned subsidiary, HSBC Investments (North America) Inc.

On December 15, 2004, Household merged with its wholly owned subsidiary, HFC. By operation of law, following the merger, all obligations of HFC became direct obligations of Household. Following the merger, Household changed its name to HSBC Finance Corporation.

HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States and Canada. The principal subsidiaries of HSBC North America are HSBC Finance Corporation, HSBC Bank Canada, a Federal bank chartered under the laws of Canada, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for investment banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and some centralized operational services, and beginning in January 2009, human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in Canada and the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation, a pooling of resources within HTSU to provide technology services, the human resources function and other shared functions to all HSBC North America subsidiaries and currently shared, but allocated, support among the affiliates for tax, legal, risk, compliance, accounting, insurance, strategy and internal audit functions. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., leads or participates as underwriter of all domestic issuances of HSBC Finance Corporation’s term corporate and asset backed securities. While HSBC Finance Corporation does not receive advantaged pricing, the underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC Finance Corporation – General

HSBC Finance Corporation’s subsidiaries provide middle-market consumers in the United States with several types of loan products and HSBC Finance Corporation is the principal fund raising vehicle for the operations of its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”

HSBC Finance Corporation

Our lending products historically included real estate secured loans, MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card loans, personal non-credit card loans. Our lending products also include private label credit card loans, which we sell on a daily basis to an affiliate and service for a fee. We also initiate tax refund anticipation loans and other related products. In addition, we offer specialty insurance products in the United States and Canada. Prior to October 2006 and January 7, 2009, respectively, we also offered retail sales contracts and auto finance loans. As discussed more fully below, in late February 2009, we authorized discontinuation of new originations of all real estate secured and personal non-credit card loans by our Consumer Lending business.

We generally serve non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios, high loan-to-value ratios (for real estate secured products) or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. These customers generally have higher delinquency and credit loss probabilities and are charged a higher interest rate to compensate for the additional risk of loss and the anticipated additional collection initiatives that may have to be undertaken over the life of the loan. In our credit card and private label businesses, we also serve prime consumers either through co-branding, merchant relationships or direct mailings.

We use our centralized underwriting, collection and processing functions to adapt our credit standards and collection efforts to national or regional market conditions. Our underwriting, loan administration and collection functions are supported by highly automated systems and processing facilities. Our centralized collection systems are augmented by personalized early collection efforts. Analytics drive our decisions in marketing, risk pricing, operations and collections. In order to contain costs and maximize efficiencies, we continue to increase our use of additional offshore facilities for these functions, primarily in the underwriting, collection and analytic areas.

We service each customer with a view to understanding that customer’s personal financial needs. We recognize that in light of the current economic environment, individuals may not be able to meet all of their financial obligations on a timely basis. Our goal is to assist consumers in transitioning through financially difficult times which may lead to additional financings with our lending subsidiaries. As a result, our policies and practices are designed to be flexible to maximize the collectability of our loans while not incurring excessive collection expenses on loans that have a high probability of being ultimately uncollectible. In the current environment we have used a variety of methods to assist our real estate secured receivable customers, including modifying the terms of a significant number of loans, on both temporary or permanent bases where we believe customers will be unable to continue payments under their original loan terms.

Until May 2008, when we sold our United Kingdom business to an affiliate, we also offered consumer loans and insurance products in the United Kingdom and the Republic of Ireland. The insurance operations in the United Kingdom were sold November 1, 2007 to Aviva plc and its subsidiaries (“Aviva”) and from that time until May 2008, we distributed our insurance products in the United Kingdom through our branch network but they were underwritten by Aviva. Prior to the sale of our Canadian operations to an affiliate in November 2008, we also provided consumers several types of loan products in Canada. For a full discussion of the discontinued operations of the United Kingdom and Canadian businesses, see the “2008 Events” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements (“Financial Statements”). Prior to November 2006, when we sold our interests to an affiliate, we also offered consumer loans in Slovakia, the Czech Republic and Hungary.

We generate cash to fund our businesses primarily by collecting receivable balances, issuing commercial paper, medium and long term debt, borrowing from HSBC subsidiaries and investors, selling consumer receivables and borrowing under secured financing facilities. Additionally, during 2008 and 2007 we have funded our operations through capital infusions from our parent. Due to the extreme market conditions and associated costs of funding, in 2008 we did not issue any institutional medium or long term debt. We issued retail notes until mid-October when

(1) MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

prohibitive funding costs made such issuance impractical. We use the cash generated by these financing activities to service our debt obligations, to originate new receivables and to pay dividends to our preferred stockholders and, as available and appropriate, to our parent.

At December 31, 2008, we had approximately 19,020 employees and over 42.5 million customers, some of whom are customers of more than one of our businesses. Consumers residing in the State of California accounted for 11% of our domestic consumer receivables. We also have significant concentrations of domestic consumer receivables in Florida 7%, New York 6%, Texas 5%, Pennsylvania 5%, and Ohio 5%.

Significant Developments in 2008

•	In 2008, unprecedented events and conditions occurred in the domestic and global markets, particularly in the retail credit markets. U.S. consumer confidence has been commensurate with an economy in recession. Unemployment is up significantly. Recovery of the housing market, as well as unemployment rates, is not expected to occur until 2010. Capital markets have been in turmoil with credit trading spreads at historic levels. Such events and conditions again resulted in a net loss from operations in 2008. A full discussion of these occurrences is set forth in the “2008 Events” section of the MD&A.
•	In response to the macro-economic factors described more fully in the MD&A, in 2008 we continued to lower the risk profile of our business and reduce the capital and liquidity requirements of our operations by reducing the size of our balance sheet through asset sales and reduced originations of new receivables, while maximizing efficiencies. We continued to contain costs throughout 2008.
•	As a result of the conditions described above, during the fourth quarter of 2008 we performed interim goodwill impairment tests. One of these tests revealed that the continued deterioration in economic and credit conditions had a significant impact on our cash flow forecasts which resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. Therefore, we recorded an impairment charge of $329 million relating to this business in the fourth quarter of 2008.
•	In May 2008, we sold the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian operations (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our U.K. Operations and Canadian Operations are reported as discontinued operations. For full discussion of these discontinued operations, see the “2008 Events” section of the MD&A and Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements.
•	In October 2008, we became eligible to participate in the Commercial Paper Funding Facility (the “CPFF”) of the Federal Reserve Board in an amount of up to $12.0 billion. At December 31, 2008, we have $520 million outstanding under this program. A full discussion of our involvement in the CPFF is set forth in the MD&A.
•	In 2008, HSBC Investments (North America) Inc. (“HINO”) made three capital contributions to us totaling $3.5 billion to support ongoing operations and to maintain capital at levels we believe are prudent in the current market.

2009 Events

•	As a result of our continued evaluation of current marketplace and economic conditions, in late February 2009, the Board of Directors of HSBC Finance Corporation authorized and the Board of Directors of HSBC endorsed, the discontinuation of all receivable originations for all products by our Consumer Lending business. We will continue to service and collect the existing receivable portfolio as it runs off, while continuing our efforts to reach out and assist mortgage customers utilizing appropriate modification and other account management programs to maximize collection and home preservation. For full discussion of this decision, see the “2009 Events” section of the MD&A and Note 27, “Subsequent Events,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

•	In January 2009, we received regulatory approval to proceed with the sale of a $6.3 billion portfolio of General Motors MasterCard credit card receivables, a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables and $3.0 billion of auto finance receivables to HSBC Bank USA. We will maintain the customer account relationships associated with the credit card portfolios and, by agreement, will sell additional volume for new and existing accounts on a daily basis. We will service the sold receivables for a fee. For full discussion of these transactions, see the “2009 Events” section of the MD&A and Note 27, “Subsequent Events,” in the accompanying consolidated financial statements.

Operations

Our operations are divided into two reportable segments: Consumer and Card and Retail Services. Our Consumer segment includes our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our MasterCard, Visa, American Express and Discover credit card business and our private label credit card business. Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our Insurance Services, Taxpayer Financial Services and Commercial operations, as well as our Treasury and Corporate activities, which include certain fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure in the MD&A.

Corporate goals and individual goals of executives are currently calculated in accordance with International Financial Reporting Standards (“IFRSs”) under which HSBC prepares its consolidated financial statements. In 2006, we initiated a project to refine the monthly internal management reporting process to place a greater emphasis on IFRS management basis reporting (a non-U.S. GAAP financial measure) (“IFRS Management Basis”). As a result, operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the customer loan sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such customer loans continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 23, “Business Segments,” in the accompanying consolidated financial statements.

As described herein, in January 2009 we sold portfolios of credit card receivables originated under our General Motors MasterCard program and AFL-CIO Union Plus MasterCard/Visa program, as well as certain auto finance receivables, to HSBC Bank USA. Receivables originated under the GM MasterCard and AFL-CIO Union Plus Programs in the future will also be sold on a daily basis to HSBC Bank USA. Because these transfers were conducted primarily to fund prime customer loans and we retained servicing rights with respect to all these receivables, all such receivables will remain on our balance sheet for IFRS Management Basis reporting in future periods.

Consumer

At December 31, 2008, our Consumer Lending business had approximately 800 branches located in 46 states, approximately 2.3 million active customer accounts, and $62.1 billion in receivables. As discussed above, we decided in late February 2009 to immediately discontinue all originations by our Consumer Lending business. Our Consumer Lending business offered secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, some of which are marketed under the HFC and Beneficial brand names, and prior to January 2009, auto finance loans. The bulk of the mortgage lending products sold in the branch network are for refinancing and debt consolidation rather than home

HSBC Finance Corporation

purchases. In July 2008, Consumer Lending launched a conforming mortgage loan origination program under which loans are ultimately sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Consumer Lending products are marketed through our retail branch network, direct mail, and Internet sourced applications and leads. In 2007, we undertook efforts to reduce risk in the Consumer Lending real estate secured and personal non-credit card receivable portfolios, including increasing credit scores at origination; raising debt-to income requirements for new first lien loans; reducing loan-to-value (“LTV”) ratios in first and second lien loans; eliminating the small volume of ARM loan originations; discontinuing the personal homeowner loan product (a secured high loan-to-value product (“PHL”) that we underwrote and serviced like an unsecured loan); tightening underwriting criteria for all products and eliminating guaranteed direct mail loans to new customers. Efforts to reduce risk in the portfolio continued in 2008 with further revisions to product offerings and underwriting criteria. The appropriate scope and geographic distribution of the Consumer Lending branch network was under review in 2007 and 2008. As a result, branch locations were reduced from approximately 1,000 branches at December 31, 2007 to approximately 800 at December 31, 2008. Our Consumer Lending business had a real estate secured receivable portfolio with a balance of $46.2 billion at December 31, 2008 of which approximately 95 percent were fixed rate loans and 87 percent were in a first-lien position.

Prior to the first quarter of 2007 when we ceased new purchase activity, our Mortgage Services business purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business included the operations of Decision One Mortgage Company (“Decision One”) which historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. As a result of the deterioration in the subprime mortgage lending industry, in September 2007 we announced that Decision One originations would cease. We are servicing the remaining portfolio as it runs off. At December 31, 2008, our Mortgage Services business has approximately $25.5 billion in receivables remaining and approximately 250,000 active customer accounts. Approximately 56 percent of the Mortgage Services portfolio is fixed rate loans and 83 percent is in a first lien position.

We continue to expand and enhance re-age and modification opportunities for our mortgage loan customers. Additionally, in October 2006 we established the Proactive ARM Reset Modification Program which modifies adjustable rate mortgage loans in advance of initial interest rate resets for customers who may be at risk in the future.

As a result of strategic decisions made in 2008, our Auto Finance business discontinued its dealer and direct-to-consumer loan origination channels. In January 2009, a decision was made to discontinue originating and refinancing auto finance loans in our Consumer Lending branch offices through the autos-in-branches program. As a result of these actions, the Auto Finance business will not originate any new loans. We will continue to service the remaining portfolio as it runs off. In January 2009, we received regulatory approval to proceed with the sale of auto finance receivables with an outstanding principal balance of $3.0 billion to HSBC Bank USA, which represents 29 percent of our auto finance receivable portfolio (including receivables held for sale.) The sale was closed on January 9, 2009. The Auto Finance business will continue to service the sold receivables on behalf of HSBC Bank USA for a fee.

Card and Retail Services

Our Card and Retail Services business includes our MasterCard, Visa, American Express and Discover receivables (“Cards”) in the United States originated under various brands, including The GM Card®, the AFL-CIO Union Plus® (“UP”) credit card, Household Bank, Orchard Bank, HSBC and the Direct Merchants Bank branded credit cards. Our Card and Retail Services business also originates private label receivables which are sold daily to HSBC Bank USA, which we continue to service for a fee.

The Cards business has approximately $27.0 billion in receivables (including receivables held for sale) and over 21 million active customer accounts. According to The Nilson Report, we are the fifth largest issuer of MasterCard and Visa credit cards in the United States (based on receivable balances).

HSBC Finance Corporation

The GM Card, a co-branded credit card issued as part of our alliance with General Motors Corporation (“GM”), enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program with the AFL-CIO provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with certain merchant relationships established through our private label business. The Direct Merchants Bank branded credit card is a general purpose card marketed to non-prime customers through direct mail and strategic partnerships. HSBC branded cards are targeted through direct mail and Internet to the prime market. The credit card portfolio of our Card and Retail Services business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card) and merchant relationships. In January 2009, we received regulatory approval and sold our GM and UP MasterCard and Visa portfolios with an outstanding principal balance of $12.4 billion to HSBC Bank USA. Future originations under these programs will also be sold to HSBC Bank USA on a daily basis. The Card and Retail Services business will continue to service the receivables on behalf of HSBC Bank USA for a fee.

On December 29, 2004, our private label credit card portfolio (“PLCC”), excluding retail sales contracts at our Consumer Lending business, was sold to HSBC Bank USA, and agreements were entered into to sell substantially all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we sell substantially all private label receivables upon origination, but service the entire portfolio on behalf of HSBC Bank USA. In addition, the Card and Retail Services business services $2.0 billion of credit card receivables held by HSBC Bank USA.

The PLCC business has approximately 15 million active customer accounts and over 45 active merchant relationships. The Nilson Report also lists our private label servicing portfolio as the third largest portfolio in the United States. At December 31, 2008, our PLCC receivables were sourced from the following business lines: approximately 38% in consumer electronics, 28% in power sport vehicles (snowmobiles, personal watercraft, all terrain vehicles and motorcycles), 15% in department stores, and 9% of receivables in furniture stores. At December 31, 2007, our PLCC receivables were sourced from the following business lines: approximately 34% in consumer electronics, 31% in power sport vehicles (snowmobiles, personal watercraft, all terrain vehicles and motorcycles), 15% in department stores, and 10% of receivables in furniture stores. The private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications.

All Other

Our Insurance business designs and distributes term life, credit life, unemployment, accidental death and disability, whole life, annuities, disability, long term care and a variety of other specialty insurance products to our customers and the customers of affiliated financial institutions, such as HSBC Bank USA and HSBC Bank Canada. Such products currently are offered throughout the United States and Canada to customers based upon their particular needs. The Insurance business has approximately 9.6 million customers. Insurance distributed to our customers is directly written by or reinsured with one or more of our subsidiaries. Insurance sold to customers of HSBC Bank USA and certain other affiliates is written primarily by unaffiliated insurance companies. The aforementioned closure of our Consumer Lending loan origination operations is likely to result in a significant decrease in credit insurance policies sold, resulting in lower insurance revenue.

The Taxpayer Financial Services business is a U.S. provider of tax-related financial products to consumers through about 17,000 unaffiliated H&R Block tax preparer locations and tax preparation software providers. Serving around 8.5 million customers, this business leverages the annual U.S. income tax filing process to provide products that offer consumers quick and convenient access to funds in the amount of their anticipated tax refund. Our Taxpayer Financial Services business processes refund anticipation products that are originated by HSBC Bank USA and HSBC Trust Company (Delaware), N.A. In 2008, this business generated a loan volume of approximately $12.6 billion.

HSBC Finance Corporation

We have less than $82 million in commercial receivables. The commercial portfolio is being managed to eliminate the portfolio as circumstances permit. There are no active operations.

Funding

We fund our operations globally and domestically, using a combination of capital market and affiliate debt, preferred equity, sales of consumer receivables, borrowings under secured financing facilities and as necessary, through capital contributions from our parent. In 2008, our primary sources of funds were issuances of commercial paper and domestic retail notes, certain secured financings, affiliate funding and receipt of capital contributions from HINO. We also continue to sell private label receivables to HSBC Bank USA on a daily basis. Under the terms of the sale of our GM and UP credit card receivables to HSBC Bank USA in January 2009, we also sell all new originations under these credit card programs to HSBC Bank USA.

Our operations are dependent upon access to the global capital markets. Numerous factors, internal and external, have impacted our access to, and the costs associated with, these markets. These factors include the success of our efforts to restructure the risk profile of our operations, our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base. From 2007 and continuing into 2008, the capital markets have been severely disrupted, highly risk averse and reactionary. Our funding objectives have been accomplished through the utilization of several financing alternatives, including affiliate funding sources, the issuance of cost effective retail debt, capital contributions from HINO and a planned reduction in the balance sheet. Additionally, due to our strong credit ratings, we were able to achieve commercial paper issuances at interest rates equal to or below LIBOR rates.

In 2008, we experienced unprecedented widening of credit spreads in the primary and secondary markets for both our secured and unsecured debt. This spread widening was consistent with pricing experienced by other financial institutions that were active in the origination, purchase and/or sale of subprime consumer receivables. New issue term debt markets were essentially open to only the highest quality industrial issuers and issuers who utilized the Temporary Liquidity Guarantee Program (the “TLGP”) commenced by the Federal Deposit Insurance Corporation on October 14, 2008. Further description of the TLGP and its programs is set forth under “Banking Institutions” in the section titled “Regulation and Competition” in this Item 1. Business.

The deterioration in subprime credit described above has also resulted in a reduction in the number of financial institutions willing to provide direct financing for subprime related assets. Several institutions that previously provided both secured and unsecured credit to us either have not, or indicated they will not, renew maturing credit facilities. For those institutions that continue to provide credit, the corresponding credit facilities incorporate more comprehensive credit performance requirements and increased pricing. While we expect overall credit availability to continue to decline, 2009 financing requirements will be satisfied through continued balance sheet reductions, the sale of certain credit card and auto finance receivable portfolios in January 2009 that were classified as held for sale at December 31, 2008, capital infusions from HSBC Group and funding provided by HSBC affiliates, which will reduce or eliminate our need to issue secured or unsecured term debt in 2009.

Our long-term debt, preferred stock and commercial paper have been assigned investment grade ratings by all nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC Finance Corporation and our significant subsidiaries as of December 31, 2008, see Exhibit 99.1 to this Form 10-K.

Our affiliates provided funding for our operations through capital infusions and draws on a bank line from the U.K., cash received from the sale of our U.K. and Canadian Operations, investing in our debt and acquiring credit card and private label receivables on a daily basis. In 2008, total HSBC related funding aggregated $45.1 billion. In 2008, HINO made three capital contributions totaling $3.5 billion. In February 2009, HINO made an additional capital contribution of $130 million and converted $275 million of mandatorily redeemable preferred securities to common stock. Even if economic conditions improve throughout 2009, we will continue to be partially dependent on capital contributions from our parent to fund our operations. A detailed listing of the sources of such funding can be found

HSBC Finance Corporation

in “Liquidity and Capital Resources” in the MD&A. We expect to continue to obtain significant funding from HSBC related sources in the future.

Additional information on our sources and availability of funding are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements” sections of the MD&A.

We use derivative financial instruments to hedge our currency and interest rate risk exposure. A description of our use of derivative financial instruments, including interest rate swaps and foreign exchange contracts and other quantitative and qualitative information about our market risk is set forth in the MD&A under the caption “Risk Management” and Note 16, “Derivative Financial Instruments,” of the accompanying consolidated financial statements.

Regulation and Competition

Regulation

Consumer

Our consumer finance businesses operate in a highly regulated environment. These businesses are subject to laws relating to consumer protection including, without limitation, fair lending, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. They also are subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. Our consumer branch lending offices are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed lenders to collect or enforce loan agreements made with consumers and may cause our lending subsidiaries to be liable for damages and penalties.

Due to the turmoil in the mortgage lending markets, there has been a significant amount of federal and state legislative and regulatory focus on this industry. Regulatory oversight over residential mortgage lenders has increased, including through the Interagency Joint Pilot exams, which is a joint effort among several Federal regulatory agencies, including, among others, the Federal Reserve Board, Office of Thrift Supervision, the Federal Trade Commission and state regulatory agencies, as well as through the routine state examinations and periodic inquiries from state attorneys general for information. Several regulators have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers needs and continue to enhance and refine these practices as other programs are announced and we evaluate the results of our customer assistance efforts. We have also been an active participant in the HOPE NOW Alliance and its initiatives, an alliance among counselors, servicers, investors and other mortgage market participants to create a unified, coordinated plan to maximize outreach efforts to homeowners at risk of losing their homes.

On January 6, 2009, legislation was introduced in the U.S. Senate that, if enacted as written, would impair our ability to collect the balance of mortgage loans if a borrower seeks a plan to repay debts under a Chapter 13 bankruptcy plan. The “Helping Families Save Their Homes in Bankruptcy Act of 2009” (the “Act”) would provide bankruptcy courts with the authority to reduce the principal amount due under a mortgage loan, prohibit, reduce or delay upward interest rate adjustments, extend the maturity of loans to 40 years, and establish a fixed interest rate, plus a reasonable premium for risk, as determined by the Court. The Act also provides that if any violation of a Federal or state consumer protection law is found to have occurred with respect to any consumer debt, the entire claim for the debt in a Chapter 13 proceeding would not be permitted. The Act also contains provisions that would expand eligibility for Chapter 13 protections for borrowers whose mortgage debt exceeds the value of their home and by eliminating other conditions to such petitions. At December 31, 2008, real estate loan customers with an aggregate outstanding receivable balance of $2.1 billion have filed Chapter 13 bankruptcy petitions. It is likely that

HSBC Finance Corporation

some form of bankruptcy reform will be enacted and that the final law will have a negative effect upon our results, but it is impossible to assess the ultimate impact until its provisions are finalized.

There also continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing certain lending practices. On December 18, 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Association jointly issued a final rule aimed at protecting consumers from what the regulators have determined to be unfair or deceptive acts or practices relating to credit cards (the “UDAP Rule”). On and after July 1, 2010, the effect of the UDAP Rule will be to, among other things, restrict our ability to apply interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments may be allocated to amounts due and penalty rates that may be charged on past due balances, and set permissible fees. We are already in compliance with some of its provisions. In addition, legislation is pending before Congress that would impact pricing and other terms. We are evaluating the impact of the UDAP Rule on our financial results. While we are currently unable to evaluate the net impact of implementing the UDAP Rule, we currently expect it will have a material adverse effect on our results of operations.

Banking Institutions

In December 2007, US regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). The final rule became effective April 1, 2008, and requires large bank holding companies, including HSBC North America, to adopt its provisions no later than April 1, 2011. HSBC North America has established comprehensive Basel II implementation project teams comprised of risk management specialists representing all risk disciplines. We anticipate that the implementation of Basel II may impact the product offerings, funding products and capital requirements of HSBC Finance Corporation.

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

Our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), is a federally chartered ‘credit card bank’ and a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The deposits of HSBC Bank Nevada are insured by the Federal Deposit Insurance Corporation (“FDIC”) which renders it subject to relevant FDIC regulation.

HSBC Bank Nevada, like other FDIC-insured banks, may be required to pay assessments to the FDIC for deposit insurance under the FDIC’s Bank Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to its deposit levels and other factors.

In addition, U.S. bank regulatory agencies have maintained the ‘leverage’ regulatory capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis). HSBC Bank Nevada is subject to these capital requirements.

As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. This company, HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America are registered as financial holding companies under the Gramm-Leach-Bliley Act amendments to the BHCA, enabling them to offer a broad range of financial products and services. HSBC North America, as a financial holding company, is supervised and examined by the Federal Reserve Bank of Chicago.

HSBC Finance Corporation

The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take prompt corrective action with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2008, HSBC Bank Nevada was well-capitalized under applicable OCC and FDIC regulations.

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

Competition

The consumer financial services industry in which we operate has been highly fragmented and intensely competitive. We have generally competed with banks, thrifts, insurance companies, credit unions, mortgage lenders and brokers, finance companies, investment banks, and other domestic and foreign financial institutions in the United States. Customers are generally attracted to consumer finance products based upon price, available credit limits, monthly payment requirements and other product features. As a result, customer loyalty is often limited. We believe our focus on the specific needs of our customers, proprietary credit scoring models and strong analytics in all aspects of our business allow us to compete effectively for middle market customers.

As more fully discussed in the MD&A, in the current market conditions, sub-prime lending is curtailed and is likely to continue to be for some time. The ultimate impact on competitive conditions of the upheaval in the marketplace, negative economic conditions and the resulting increased regulation over our industry at the Federal and state level is unclear at this time. The ultimate impact on competition as the economy recovers is also unclear.

Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.hsbcusa.com/hsbc _ finance on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit and Executive Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. You can request printed copies of this information at no charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

HSBC Finance maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC Finance, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud and compliance risks. The Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization.

Certain other committees report to the Risk Management Committee, including the Asset and Liability Committee (“ALCO”), Disclosure Committee, and New Product Review Committee.

ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.

HSBC Finance Corporation

The HSBC Finance Corporation Disclosure Committee is responsible for maintenance and evaluation of our disclosure controls and procedures and for assessing the materiality of information required to be disclosed in periodic reports filed with the SEC. Among its responsibilities is the review of quarterly certifications of business and financial officers throughout HSBC Finance Corporation as to the integrity of our financial reporting process, the adequacy of our internal and disclosure control practices and the accuracy of our financial statements.

The New Product Review Committee reviews and must approve new products and business activities and significant modifications to existing activities. The Committee assesses all aspects of proposed initiatives and associated risks and ensures appropriate management is involved in the review, approval and implementation processes.

Certifications

In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we have also filed a certification with the New York Stock Exchange (the “NYSE”) from our Chief Executive Officer certifying that he is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of March 2, 2009.

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

General business, economic and market conditions. Due to the nature of our business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to the unprecedented turmoil in the economy, housing downturn and market disruption that have occurred over the past year and appear likely to continue into 2010. Business, economic and market conditions that could affect us include short-term and long-term interest rates, recession, unemployment, inflation, monetary supply, fluctuations in both debt and equity capital markets in which we fund our operations, availability of liquidity, market value of consumer owned real estate throughout the United States, tighter consumer credit conditions and the ease of filing and amounts recoverable in bankruptcy. In addition, new laws, regulations or regulatory initiatives could impact any of these factors or our operations directly.

HSBC Finance Corporation

In a poor economic environment such as currently being experienced in the United States, more of our non-prime customers or counterparties are likely to, and have in fact, become delinquent on their loans or other obligations. These delinquencies, in turn, have resulted in higher levels of provision for credit losses and charge-offs, which have adversely affected our earnings. The problems in the housing market in the United States in the last two years have now been made more severe by the significantly climbing unemployment rate. Unemployment rates are rising in all markets but even more dramatically in the same markets which are experiencing the greatest home value depreciation. Although gasoline costs have decreased in recent months, the unemployment rates have negated the benefit of the lowering costs of gasoline. The increase in household debt as against household income has been most pronounced in our customers’ households. If the recession becomes more severe and unemployment rates continue to increase, additional losses are likely to be significant in all types of our consumer loans, including credit cards. Additionally, with a loss in consumer confidence, we expect credit card and private label originations to further decrease.

In 2008 a continued dramatic slow down in the appreciation of property values was experienced throughout much of the United States. Most markets experienced depreciation in property values, and this appears to be an ongoing trend. We believe that the slowdown in the housing market will be deeper in terms of its impact on housing prices and the duration will extend into 2010. Continued or expanded slowing of appreciation or increased depreciation can be expected to result in higher delinquency and losses in our real estate portfolio. The changes to the conditions described above were a significant factor in our decision to discontinue certain loan products and services as demand for our products and services diminished and it became significantly costly to provide such products or services.

Mortgage lenders have substantially tightened lending standards. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. The ability to refinance and extract equity from their homes is no longer an option to many of our customers. This impacted volume of our originations and both credit performance and run-off rates and also was a significant factor in our decision to discontinue new real estate loan originations in 2009, and has resulted in significantly elevated delinquency rates for real estate secured loans in our portfolio. This is also expected to continue. Additionally, an increasing inventory of homes for sale combined with declining property values in many markets is resulting in increased loss severity on homes that are foreclosed and remarketed and is impacting the ability of some of our customers to continue to pay on their loan.

In the event current economic conditions continue to worsen considerably, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios leading to continued losses to be reported from operations.

Liquidity. Our liquidity is critical to our ability to operate our businesses. Restrictions to our liquidity are likely to have a negative effect on our financial results and our operations. In 2008, domestic and international capital markets continued to be extremely volatile and reactionary. Debt investors appear to be waiting to fully understand the level and specifics of Treasury intervention, as well as the U.S. government’s economic stimulus plans. Other than for offerings supported by an FDIC guarantee of repayment under the Temporary Liquidity Guarantee Program (“TLGP”), institutional fixed income investors have been reluctant to commit liquidity to the financial sector. As a result, throughout 2008 and into 2009, credit spreads have been at historically wide levels. Commercial paper markets continue to remain open, although investors, for the most part, are requesting very short-term maturities with a higher percentage rolling maturities on an overnight basis. To supplement our liquidity management process we are participating in the CPFF program and have issued $520 million under the program at December 31, 2008. Due to the extension of the CPFF through October 2009, our ability to fund in the short-term market will ensure our ability to substantially meet our funding requirements in 2009. We have, and will continue to evaluate participation in liquidity enhancement programs, such as the TLGP. Absent a normalization of the credit markets, our ability to fund in the term debt markets could be impacted which may result in stress on our ability to manage liquidity in 2010.

Traditional providers of credit to the subprime market have either reduced their exposure to subprime assets or markedly tightened the credit standards necessary to receive financing for these assets. This has both raised our cost of funds and reduced the availability of third party funding. Potential conditions that will negatively affect our liquidity include ongoing diminished access to capital markets, a reduction in committed credit, unforeseen cash or

HSBC Finance Corporation

capital requirements, a further slow down in cash collections, an inability to sell assets and an inability to obtain expected funding from HSBC subsidiaries and clients. Capital infusions from our parent, HSBC, have been essential to our continued operations. HSBC has demonstrated its support through significant capital contributions in the last two years. HSBC is committed to and has the capacity to fund the needs of the business (under most foreseeable circumstances) but has never been a guarantor of the debt.

Tightly managing our balance sheet growth is critical if we are to mitigate liquidity risk. In January 2009, we sold General Motors MasterCard receivables, AFL-CIO Union Plus MasterCard/Visa credit card receivables and certain auto finance receivables to HSBC Bank USA. The combination of these sales, capital contributions from our parent, achieving our balance sheet reduction goals and generating cash from operations will be important in achieving our 2009 funding requirements.

In April 2009, $3.8 billion of the $7.3 billion of third party provided committed bank credit facilities that support our commercial paper issuance will mature. Based upon market conditions, we do not expect that all of these lines will renew. While we expect that sufficient back-up lines will renew to support our commercial paper program, it cannot be assured. In addition, conduit credit facilities provided by commercial and investment banks provide liquidity in an amount up to $8.2 billion. Subsequent to the sale of certain credit card and auto finance receivables to HSBC Bank USA, on January 9, 2009 we had $4.1 billion of conduit credit facilities with commercial and investment banks against which we had borrowed $3.1 billion backed with credit card and personal non-credit card receivables. All of these remaining facilities renew in 2009 and we expect a majority of the providers of these facilities to elect not to renew. If all or a significant portion of the expiring lines or conduit facilities are not renewed, we would be forced to seek alternative sources of funding that could be at interest rates that would negatively impact our net interest income and consequently, net income or loss. However, our ability to fund through October 30, 2009 under the CPFF program mitigates this risk in the near-term.

Our credit ratings are also an important part of maintaining our liquidity. Any downgrade in credit ratings could potentially increase borrowing costs to even higher levels, impact the ability to issue commercial paper and, depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting, and permit termination of certain significant contracts. In December 2008, our debt ratings were affirmed by Standards and Poors (“S&P”); however, our outlook was changed from “stable” to “negative.” In January 2009, Fitch, Inc. (“Fitch”) affirmed our debt ratings; however, our outlook was also changed from “stable” to “negative.”

Balance Sheet Risk Profile. Two important changes in the underlying structure of our balance sheet impacted our asset/liability risk profile during 2008. First, as the balance sheet has declined in size, it has increasingly been funded with a higher percentage of variable rate liabilities, and the average life of these liabilities has declined. Second, both our Consumer Lending and Mortgage Services’ real estate secured receivables are remaining on our balance sheet longer than originally forecast. Reduced mortgage prepayment rates have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. We expect these trends to continue in the near-term and will execute additional risk reduction strategies in 2009 to offset the effects of this shifting risk profile. In the event we are not successful in fully mitigating these risks and interest rates rise significantly, net interest income, and consequently, net income or loss, would be negatively affected.

Basel II Implementation. HSBC North America is required to adopt Basel II provisions no later than April 1, 2011. While Basel II does not apply to HSBC Finance, as a subsidiary of HBSC North America we will be required to meet the risk-based capital requirements of Basel II as if we were subject to its provisions. Absent a restructuring of the legal organizational structure of the North America operations, this is likely to require additional regulatory capital to be maintained by HSBC Finance. The current volatile market conditions have increased the risk that the capital requirements of Basel II will be increased prior to the implementation by HBSC North America. This may require a further increase in our capital requirements as well as changes in our funding mix, resulting in lower net income or continued shrinking of the balance sheet. HSBC has demonstrated its support through significant capital contributions in the last two years. HSBC is committed to and has the capacity to fund the needs of the business (under most foreseeable circumstances) but has never been a guarantor of the debt. In the absence of HSBC support,

HSBC Finance Corporation

our credit ratings would be downgraded and our cost of funding our operations would rise substantially, negatively impacting net interest income and net income or loss.

Federal and state regulation. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending industry through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, including tax refund anticipation loans, could affect us in substantial and unpredictable ways, including limiting the types of products we can offer and, ultimately lowering our net income. There is significant renewed focus on loss mitigation activity and foreclosure activity. Although we believe our loan modification programs are most appropriate and responsive to our customers’ needs, we cannot anticipate the response by national regulatory agencies and certain legislators and if changes to our operations and practices will be required as a result.

On December 18, 2008, the Federal Reserve Board together with the Office of Thrift Supervision and the National Credit Union Association issued a final Unfair and Deceptive Acts or Practices rule (“UDAP Rule”) which will be effective on July 1, 2010. At such time, the resulting effect of the UDAP Rule will be to, among other things, restrict the ability of applying interest rate increases on new and existing credit card balances, require changes to deferred interest plans, prescribe the manner in which payments may be applied to amounts due and penalty rates that may be charged on past due balances, and set permissible fees. We are already in compliance with some of its provisions. We currently believe implementation of the UDAP Rule will have a material adverse effect on our results of operations.

We anticipate increased and ongoing consumer protection activity at the Federal level involving consumer loans and products. For example, on January 6, 2009 legislation was introduced in the U.S. Senate that, if enacted as written, would impair our ability to collect the balance of mortgage loans if a borrower seeks relief to repay debts under a Chapter 13 bankruptcy plan. The “Helping Families Save Their Homes in Bankruptcy Act of 2009” (the “Act”) would provide bankruptcy courts with the authority to reduce the principal amount due under a mortgage loan; prohibit, reduce or delay interest rate adjustments; extend the maturity of loans to 40 years; and establish a fixed interest rate, plus a reasonable premium for risk, as determined by the Court. The Act also provides that if any violation of a Federal or state consumer protection law is found to have occurred with respect to any consumer debt, the entire claim for the debt in a Chapter 13 proceeding would not be permitted. The Act also contains provisions that would expand eligibility for Chapter 13 protections for borrowers whose mortgage debt exceeds the value of their home and by eliminating other conditions to such petitions. We are also seeing increased consumer protection activity at the state legislature level, including the introduction of legislation regarding foreclosure moratoriums. In the event we are required to delay foreclosure proceedings in numerous states and for substantial lengths of time, there may be a negative impact to our revenues and an increase in customer delinquency levels. Substantial mandatory delays may increase costs in servicing the mortgage loans by requiring more modifications or re-ages and generally increasing the length of time spent on account management. There is also a potential risk that properties will depreciate in value even further during a moratorium which would ultimately increase our losses. It is likely that some form of bankruptcy reform will be enacted and that the final law will have a negative effect upon our results, but it is impossible to assess the ultimate impact until its provisions are finalized.

Lawsuits and regulatory investigations and proceedings. HSBC Finance Corporation or one of our subsidiaries is named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against us may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to us which could materially adversely affect our business, financial condition or results of operation, or cause us serious reputational harm. We anticipate that there will be increased litigation resulting from the mortgage market downturn and general economic downturn as borrowers allege they obtained unaffordable loans or loans with terms that were unsuitable for that borrower.

Operational risks. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail or have other significant shortcomings, we could be materially adversely affected. HSBC

HSBC Finance Corporation

North America will continue the implementation of several high priority systems improvements and enhancements in 2009, each of which may present increased or additional operational risk that may not be known until their implementation is complete.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include: computer viruses or electrical or telecommunication outages; natural disasters such as hurricanes and earthquakes; events arising from local or regional politics including terrorist acts; unforeseen problems encountered while implementing major new computer systems; or global pandemics which could have a significant effect on our business operations as well as on HSBC affiliates world-wide. Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.

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

In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting are likely to occur from time to time.

In recent years, instances of identity theft and fraudulent attempts to obtain personal financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Use of the internet for these purposes has also increased. Such acts can have the following possible impacts: threaten the assets of our customers: negatively impact customer credit ratings; impact customers’ ability to repay loan balances; increase costs for us to respond to such threats and to enhance our processes and systems to ensure maximum security of data; or damage our reputation from public knowledge of intrusion into its systems and databases.

In addition there is the risk that our controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include: raising the minimum payment on credit card accounts; determinations to acquire or sell credit card, real estate secured or other receivables; selling all new private label receivable originations; changes to our customer account management and risk management/collection policies and practices; increasing investment in technology, business infrastructure and specialized personnel; or outsourcing of various operations.

Risk Management. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results.

Management Projections. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, and the fair market value of certain assets and liabilities, including goodwill and intangibles among other items. In particular, loan loss reserve estimates are influenced by factors outside our control. Due to the unprecedented and sudden

HSBC Finance Corporation

decrease in performance of our loan portfolios over the past couple of years, judgment has become a more significant factor in the estimation of inherent probable losses in the portfolios as a component of HSBC Finance Corporation’s models for estimating inherent probable credit losses. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in the historical model, unexpected additional losses could result.

Another example in which management judgment is significant is in the evaluation of the recognition of deferred tax assets and in the determination of whether there is a need for a valuation allowance. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. We evaluate our deferred tax assets for recoverability using a consistent approach based on available evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws. Included in our forecasts are assumptions regarding our estimate of future expected credit losses. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession, including unemployment levels and their related impact on credit losses, we currently anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize substantially all of our deferred tax assets. However, if future events differ from our current forecasts, including management assumptions about the depth and severity of further home price depreciation and the U.S. recession and unemployment levels, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations, financial condition and capital position. See Note 17, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.

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

Employee Retention. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our business, including the credit risk analysis, underwriting, servicing, collection, sales and executive management, our performance, including our competitive position, could be materially adversely affected. The significant losses recognized by the Company, reduction of the size and scope of operations and the expectation of continued weakness in the general economy, particularly in our historic market segments, could raise concerns about key employees’ compensation and promotional opportunities. The current weakness in the employment market and in financial services, mitigates the risk of employee turnover to some extent. However, if key personnel were to leave HSBC Finance Corporation and equally knowledgeable or skilled personnel are unavailable in HSBC to fill

HSBC Finance Corporation

these roles, our ability to manage through the difficult economy and transformational changes may be hindered or impaired.

Reputational Risk. Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to, appropriately addressing potential conflicts of interest, legal and regulatory requirements, ethical issues, adequacy of anti-money laundering processes, privacy issues, record-keeping, sales and trading practices, the proper identification of the legal, reputational, credit, liquidity and market risks inherent in products offered and general company performance. The failure to address these issues appropriately could make our customers unwilling to do business with us, which could adversely affect our results of operations.

Pension Risk. Effective January 1, 2005, HSBC Finance Corporation’s previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. We are responsible for providing approximately 40% of the financial support required by the plan. In 2008, the plan had allocated assets between three primary strategies: domestic equities, international equities and fixed income. During this period, domestic and international equity indices declined between 30% and 45% while interest rates also declined. The combination of negative equity returns and positive fixed income returns resulted in an overall reduction in plan assets of 24% in 2008. This decline, when combined with an increase in the projected benefit obligation, resulted in an under-funded status as defined by the Pension Protection Act (“PPA”). The projected benefit obligation and the accumulated benefit obligation exceeded the fair value of the plan assets by $1.0 billion and $760 million, respectively, at December 31, 2008. As this obligation relates to the HSBC North America pension plan, only a portion of this deficit should be considered our responsibility. We and other HSBC North American affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the PPA. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. Further reductions in plan asset values and/or reductions in interest rates could increase the under-funded status of the plan and require us to provide additional financial support.

Item 1B.  Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2008.

Item 2.  Properties.

Our operations are located throughout the United States, with principal facilities located in Lewisville, Texas; New Castle, Delaware; Washington, D.C., District of Columbia; Brandon, Florida; Tampa, Florida; Chesapeake, Virginia; Virginia Beach, Virginia; Hanover, Maryland; Minnetonka, Minnesota; Bridgewater, New Jersey; Rockaway, New Jersey; Las Vegas, Nevada; Tulsa, Oklahoma; Tigard, Oregon; Chicago, Illinois; Elmhurst, Illinois; Franklin Park, Illinois; Mettawa, Illinois; Mt. Prospect, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Wood Dale, Illinois; Pomona, California; Salinas, California; San Diego, California; London, Kentucky; and Sioux Falls, South Dakota. Our principal executive offices are located in Mettawa, Illinois.

Substantially all branch offices, divisional offices, corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of a credit card processing facility in Las Vegas, Nevada; a data processing center in Vernon Hills, Illinois; and servicing facilities in London, Kentucky; Mt. Prospect, Illinois and Chesapeake, Virginia. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

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

Loan Discrimination Litigation

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in five class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial, (N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL), Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669) and Doiron, et al. v. HSBC Mortgage Services Inc., et al., (E.D. Ca., 2:08-CV-00605-FCD). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. The Zamudio case was voluntarily dismissed by the plaintiff on July 7, 2008 and may not be reinitiated. In the NAACP case, the Court granted HSBC Finance Corporation’s motion to dismiss for lack of personal jurisdiction on January 9, 2009. At this time, we are unable to quantify the potential impact from the remaining actions, if any.

City of Cleveland Litigation

On January 10, 2008, a suit captioned, City of Cleveland v. Deutsche Bank Trust Company, et al. (No. 1:08-CV-00139), was filed in the Cuyahoga County Common Pleas Court against numerous financial services entities. HSBC Finance Corporation is a defendant. The City of Cleveland (“City”) seeks damages it allegedly incurred as a result of defendants’ creation of a public nuisance in the City through their respective involvement as lenders and/or securitizers of sub-prime mortgages on properties located in Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio. On August 22, 2008, the City filed a new complaint, City of Cleveland v. JP Morgan Chase Bank, NA et al, in the Court of Common Pleas, Cuyahoga County Ohio (No. CV 08 668608), in which it made virtually identical allegations as in the Federal Court complaint, alleges violations of the Ohio Corrupt Practices Act and named additional defendants. The two courts have now approved

HSBC Finance Corporation

the parties’ agreements regarding the defendants in these two actions. HSBC Finance Corporation has been dismissed with prejudice from the Federal Court action. Subsidiaries of HSBC Finance Corporation, namely Household Realty Corporation and HSBC Mortgage Services Inc. are defendants in the State Court action. All the defendants filed motions to sever in the State Court action.

Card Services Litigation

Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery and motion practice. At this time, we are unable to quantify the potential impact from this action, if any.

Securities Litigation

In August 2002, we restated previously reported consolidated financial statements related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Card Services segment. As a result of the restatement, and other corporate events, including, e.g., the 2002 settlement with 50 states and the District of Columbia relating to real estate lending practices, HSBC Finance Corporation, and its directors, certain officers and former auditors, have been involved in various legal proceedings, some of which purport to be class actions. A number of these actions allege violations of Federal securities laws, were filed between August and October 2002, and seek to recover damages in respect of allegedly false and misleading statements about our common stock. These legal actions have been consolidated into a single purported class action, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002), and a consolidated and amended complaint was filed on March 7, 2003. On December 3, 2004, the court signed the parties’ stipulation to certify a class with respect to the claims brought under § 10 and § 20 of the Securities Exchange Act of 1934. The parties stipulated that plaintiffs will not seek to certify a class with respect to the claims brought under § 11 and § 15 of the Securities Act of 1933 in this action or otherwise.

The amended complaint asserts claims under the Federal securities laws, on behalf of all persons who purchased or otherwise acquired our securities between October 23, 1997 and October 11, 2002, arising out of alleged false and misleading statements in connection with our collection, sales and lending practices, the 2002 state settlement agreement referred to above, the restatement and the HSBC merger. The Court dismissed all claims against Merrill Lynch, Pierce, Fenner & Smith, Inc. and Goldman Sachs & Co. The Court also dismissed certain claims alleging strict liability for alleged misrepresentation of material facts based on statute of limitations grounds. The claims that remain against some or all of the defendants essentially allege the defendants knowingly made a false statement of a material fact in conjunction with the purchase or sale of securities, that the plaintiffs justifiably relied on such statement, the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those alleged statements. On February 28, 2006, the Court also dismissed all alleged § 10 claims that arose prior to July 30, 1999, shortening the class period by 22 months. Discovery has concluded. Separately, one of the defendants, Arthur Andersen LLP, entered into a settlement of the claims against Arthur Andersen. This settlement received Court approval in April, 2006. Remaining defendants’ summary judgment motion is pending.

HSBC Finance Corporation

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable

HSBC Finance Corporation

Item 6. Selected Financial Data.

In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company of our Canadian business (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our former U.K. and Canadian Operations are now reported as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2008	2007	2006	2005	2004

	(in millions)

Statement of Income Data
Net interest income	$8,850	$9,795	$9,459	$7,620	$7,086
Other revenues excluding the credit risk component of fair value optioned debt	3,033	4,314	4,724	4,112	4,560
Revenue relating to credit risk component of fair value optioned debt	3,106	1,601	—	—	—
Provision for credit losses	13,430	10,470	6,012	3,977	3,984
Goodwill and other intangible asset impairment charges	329	4,513	—	—	—
Operating expenses, excluding goodwill and other intangible asset impairment charges	5,147	6,018	5,849	5,093	4,840
Income tax expense (benefit)	(1,166)	(913)	837	891	953

Income (loss) from continuing operations	(2,751)	(4,378)	1,485	1,771	1,869
Income (loss) from discontinued operations, net of tax	(32)	(528)	(42)	1	71

Net income (loss)	$(2,783)	$(4,906)	$1,443	$1,772	$1,940

As of December 31,	2008	2007	2006	2005	2004

	(in millions)

Balance Sheet Data
Total assets(7)	$130,785	$154,974	$168,431	$145,973	$116,347
Receivables:(1)
Real estate secured	$71,666	$84,381	$92,592	$78,069	$60,894
Auto finance	7,621	12,899	12,194	10,434	7,490
Credit card	13,231	30,091	27,499	23,963	12,371
Private Label	65	147	289	356	341
Personal non-credit card	15,568	18,045	18,244	15,900	12,049
Commercial and other	93	144	181	208	318

Total receivables	$108,244	$145,707	$150,999	$128,930	$93,463

Receivables held for sale:
Real estate secured	$323	$80	$1,741	$1,723	$1,051
Auto finance	2,786	—	—	—	—
Credit card	13,571	—	—	—	—

Total receivables held for sale	$16,680	$80	$1,741	$1,723	$1,051

Real estate owned	$885	$1,008	$661	$506	$583
Commercial paper and short-term borrowings	9,639	7,725	10,797	10,957	8,760
Due to affiliates(2)	13,543	11,359	10,887	11,309	6,304
Long term debt	90,024	118,955	123,953	101,698	82,337
Preferred stock(3)	575	575	575	575	1,100
Common shareholder’s equity(3),(4)	12,862	13,584	19,515	18,905	15,841

HSBC Finance Corporation

Year Ended December 31,	2008	2007	2006	2005	2004

Selected Financial Ratios
Return on average assets	(1.90)%	(2.67)%	0.93%	1.40%	1.68%
Return on average common shareholder’s equity	(20.82)	(26.57)	8.14	11.62	12.31
Net interest margin	6.35	6.39	6.51	6.76	7.40
Efficiency ratio	35.68	66.54	40.18	42.22	40.25
Consumer net charge-off ratio	7.73	4.20	2.79	2.93	4.08
Consumer two-month-and-over contractual delinquency	12.52	7.69	4.55	3.69	4.06
Reserves as a percent of net charge-offs(6)	130.7	165.9	156.9	131.0	88.8
Reserves as a percent of receivables(6)	11.47	7.15	4.13	3.22	3.50
Reserves as a percent of nonperforming loans(6)	108.2	121.2	116.4	112.8	105.9
Common and preferred equity to owned assets	10.27	8.56	11.21	12.44	13.01
Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”)(5)	17.86	13.98	11.01	10.55	9.04
Tangible common equity to tangible managed assets(5)	6.68	6.09	6.07	6.07	4.67

(1)	The overall trend in real estate secured receivables reflects our decision to discontinue correspondent channel acquisitions by our Mortgage Services business in 2007 and to tighten underwriting in our Consumer Lending portfolios beginning in 2007 to reduce risk and lower origination volumes. During 2008, we sold approximately $640 million and $600 million of real estate secured loans from the Mortgage Services portfolio and the Consumer Lending real estate secured receivable portfolio, respectively. During 2007, we sold $2.7 billion of real estate secured loans from the Mortgage Services loan portfolio. The decline in credit card receivables reflects the transfer of receivables with an outstanding principal balance of $14.7 billion at the time of transfer to receivables held for sale in 2008. The decline in auto finance receivables reflects our decision in July 2008 to discontinue new auto loan originations from the dealer and direct-to-consumer channels as well as the transfer of receivables with an outstanding principal balance of $3.0 billion at the time of transfer to receivables held for sale. In November 2006, we purchased $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”). In 2005, we acquired $5.3 billion in credit card receivables in conjunction with our acquisition of Metris Companies, Inc. (“Metris”).

(2)	We received $45.1 billion, $41.0 billion, $40.3 billion, $39.9 billion and $28.2 billion in HSBC related funding as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively. See “Liquidity and Capital Resources” for the components of this funding.

(3)	Our Series A preferred stock was surrendered by HINO in exchange for $1.1 billion of additional common equity in December 2005. In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B to third parties.

(4)	In 2008 and 2007, we received capital contributions of $3.5 billion and $950 million, respectively, from HINO to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. In 2006, we received a capital contribution of $163 million from HINO to fund a portion of the purchase of our acquisition of the Champion portfolio. In 2005, we received a capital contribution of $1.2 billion from HINO to fund a portion of the purchase of our acquisition of Metris.

(5)	TETMA + Owned Reserves and tangible common equity to tangible managed assets are non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management or certain rating agencies as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

(6)	See “Credit Quality” for discussion of these ratios and related trends. Ratio excludes loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(7)	Excludes assets of discontinued operations.

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

We historically provided middle-market consumers with several types of loan products in the United States. Our lending products include real estate secured loans, MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card loans and personal non-credit card loans. Our lending products also include private label credit card loans which we sell on a daily basis to an HSBC affiliate. We also initiate tax refund anticipation loans and other related products in the United States as well as offer specialty insurance products in the United States and Canada. We generate cash to fund our businesses primarily by collecting receivable balances, issuing commercial paper, borrowing from HSBC affiliates and customers of HSBC, borrowing under secured financing facilities, issuing medium and long-term debt and borrowing under secured financing facilities. We use the cash generated to invest in and originate new receivables, to service our debt obligations and to pay dividends to our parent. Prior to November 2008, we offered consumer loans in Canada and prior to May 2008 we offered loans and specialty insurance products in the United Kingdom and the Republic of Ireland. In July 2008, we stopped originating auto finance loans in the dealer and direct-to-consumer loan origination channels and in January 2009, we stopped all originations of auto finance receivables. We also offered consumer loans in Slovakia, the Czech Republic and Hungary (“European Operations”) prior to 2007.

As discussed more fully below, in late February 2009 we authorized discontinuation of all new real estate secured and personal non-credit card loan originations by our Consumer Lending business.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations” in consolidated financial statements for further discussion of these transactions.

Current Environment

Throughout 2008, and in particular during the second half of the year, economic conditions continued to deteriorate as a result of a continued decline in the housing markets, tighter credit conditions and slower economic growth. Credit markets continued to experience illiquidity and wider credit spreads. U.S. unemployment rates increased to 7.2 percent in December 2008, the highest level in over 15 years, with 17 states reporting unemployment rates greater than the U.S. national average and 6 states reporting unemployment rates at or above 9 percent. Additionally, personal bankruptcy filings have increased throughout 2008. Concerns about the future of the U.S. economy, including the length and depth of the current economic recession, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the U.S. economy and the capital markets. Numerous events occurred in September and October 2008 which have resulted in a series of government initiatives intended to strengthen market stability and enhance market liquidity which appear to be having an impact on the debt markets in early 2009.

During 2008, mortgage lending industry trends continued to deteriorate, including:

>	Loan originations from 2005 to 2008 in the mortgage lending industry continue to perform worse than originations from prior periods;

(1) MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

>	Real estate markets in a large portion of the United States continue to be affected by a stagnation in property values or a decline in some markets;

>	Increases in the period of time properties remain unsold in most markets;

>	Increased loss severities on homes that are foreclosed and remarketed due to the increasing inventory of homes for sale and the declining property values in many markets;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Continued tightening of lending standards by mortgage lenders which impacts a borrowers’ ability to refinance existing mortgage loans.

It is generally believed that the slowdown in the housing market will now continue to impact housing prices into 2010. The combination of the above factors, including the closure or merger of a number of mortgage lenders, has further reduced the ability of many of our real estate loan customers to make payments on or to refinance their loans, as accessing any equity in their homes is no longer an option as either there is no equity in their homes or if there is, few institutions are willing to finance its withdrawal. These mortgage lending industry trends as well as the economic conditions described above, including levels of unemployment, impacts both credit performance and run-off rates and has resulted in rising delinquency and charge-off rates in real estate secured and credit card loan portfolios across the industry, including our own.

Business Focus

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry and the continued deterioration of U.S. economic conditions, we focused on the things we can control and made the strategic decision to lower the risk profile and reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet while maximizing efficiencies. Beginning in mid-2007 and continuing through 2008, a number of strategic actions have been undertaken. These included:

>	Tightened credit criteria and underwriting practices across all product lines which included discontinuation of certain loan products, including stated income, interest-only mortgages, personal homeowner loans as well as adjustable rate first lien loans;

>	Closed our Decision One and Solstice Capital Group operations;

>	Discontinued the dealer and direct-to-consumer auto finance loan origination channels. We continued to offer auto loans in our Consumer Lending branch offices through the autos-in-branches program until January 2009 when we terminated that origination channel as well;

>	Eliminated all Taxpayer Financial Services pre-season and pre-file loan products and exited all relationships except H&R Block;

>	Closed certain servicing facilities and redeployed the servicing activities to other facilities;

>	Sold our United Kingdom and Canadian operations to HSBC affiliates, as discussed more fully below;

>	Reduced staffing levels in many areas of operations, ending 2008 with approximately 19,020 employees compared with approximately 27,980 employees at December 31, 2007;

>	Prior to the decision in late February 2009 to close substantially all Consumer Lending branch offices, reduced the Consumer Lending branch office locations to approximately 800 while we continued our ongoing branch optimization program;

>	Initiated actions to enhance our liquidity and reduce funding costs for HSBC’s consolidated operations by targeting the sale of certain credit card and auto finance receivables to affiliates while retaining the servicing responsibilities and, for the credit card receivables, the account relationships;

HSBC Finance Corporation

>	Became eligible to participate in the Federal Reserve Board’s Commercial Paper Funding Facility in an amount of up to $12.0 billion. Additionally, we are evaluating potential participation in the Federal Deposit Insurance Corporation’s (“FDIC”) Debt Guarantee Program;

>	Sold to third parties real estate secured receivables held for sale with an outstanding principal balance of $1.2 billion and, prior to the sale of the Canadian operations, sold approximately $300 million of auto finance receivables held for sale from our Canadian operations; and

>	Expanded and enhanced re-age and modification opportunities for our customers by applying analytics developed to predict customer payment difficulties and using these analytics in programs to modify mortgage loans in advance of interest rate resets and, in general, for customers whose payment patterns, credit scores and other criteria predict future payment difficulties as well as for those who have already become delinquent, to maximize cash flow for us and home preservation for our customers.

We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and determine opportunities in the subprime lending industry as the credit markets stabilize. This could result in further strategic actions that may include additional asset sales and further alterations or refinement of product offerings, as we work to reposition our businesses for long-term success. We also continue to evaluate our relationship with HSBC Bank USA, National Association and its subsidiaries (“HSBC Bank USA”) to identify additional ways to leverage liquidity and identify funding opportunities.

2008 Events

•	Due to the impact of the marketplace conditions on the performance of our receivable portfolios, we have incurred significant losses in 2008 and 2007. Our current forecasts assume that charge-off levels will peak in 2010 and recovery from the current economic recession, including reduced levels of unemployment, will not begin to occur until 2010. If our forecasts hold true, we expect to continue to generate losses over the next two years and likely longer. While our 2009 funding strategy includes a mix of balance sheet attrition and proceeds from sales of receivables, as well as other actions to meet our current obligations, we will remain dependent on additional capital infusions from HSBC to maintain capital at levels we believe are prudent in the current market conditions until the capital markets recover and we return to profitability. HSBC has indicated it is fully committed and has the capacity to continue to provide such support. In 2008, HINO made three capital contributions to us totaling $3.5 billion. Each contribution was in exchange for one share of common stock.

•	The credit performance of our real estate secured receivables portfolio continues to deteriorate. In 2008, the deterioration has been most pronounced in the first lien portions of real estate secured loans originated by our Consumer Lending business in 2006 and 2007 and to a lesser extent, originations in the first half of 2008 as a result of the current economic conditions. As a result, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate secured receivable portfolio at December 31, 2008 were $5.6 billion, an increase of 166 percent, compared to $2.1 billion at December 31, 2007 with the increase primarily in the first lien portion of the portfolio. The increase in dollars of two-months-and-over contractual delinquency has been most severe in the geographic regions most impacted by the housing market downturn and rising unemployment rates, particularly in the states of California, Florida, New York, Virginia, Maryland, New Jersey, Illinois, Pennsylvania, Massachusetts and Ohio which accounted for approximately 63 percent of the increase in dollars of two-months and over contractual delinquency since December 31, 2007. At December 31, 2008, approximately 56 percent of Consumer Lending’s real estate secured receivable portfolio was located in these ten states. Net charge-offs in our Consumer Lending business were $1.2 billion, or 109 percent higher during 2008 as compared to 2007. Dollars of two-months-and-over contractual delinquency in our Mortgage Services real estate secured receivable portfolio at December 31, 2008 were $4.6 billion, an increase of 9 percent, compared to $4.2 billion at December 31, 2007. Net charge-offs in our Mortgage Services real estate secured receivable portfolio were $3.0 billion in 2008, or 98 percent higher as compared 2007. Loss severities on foreclosed homes increased during 2008 and are expected to continue at increased levels into 2009. This continuing trend of increased charge-offs and delinquency has resulted in an increase in the provision for credit losses for real

HSBC Finance Corporation

estate secured loans at our Consumer Lending and Mortgage Services businesses in 2008. While higher dollars of contractual delinquency and dollars of net charge-offs are contributing to the higher ratios, the decrease in the size of our portfolios in 2008 are also negatively impacting these ratios.

As economic conditions continued to deteriorate, particularly in the second half of 2008 and unemployment rates continued to rise, our credit card receivable portfolio also experienced an increase in contractual delinquency. Dollars of two-months-and-over contractual delinquency for our credit card receivable portfolio at December 31, 2008 were $1.9 billion, or 9 percent higher than delinquency levels at December 31, 2007. Despite the transfer of credit card receivables with an outstanding principal balance of $13.6 billion to receivables held for sale in 2008, net charge-offs for our credit card receivable portfolio were $2.8 billion in 2008, or 34 percent higher as compared to 2007.

We expect our real estate secured and credit card receivable portfolios as well as the majority of our remaining receivable portfolios to remain under significant pressure in 2009 and perhaps beyond, as the affected originations season further. In addition to the impact of the slowdown in the housing market, the current recessionary pressures will continue to have an impact on our results of operations, the significance of which will depend in part, on the length and depth of the recession. The extent of the impact will depend upon the severity of the economic recession, house price depreciation and unemployment and the resulting impact on customer payment patterns and other external factors which are beyond our control.

•	As a result of the continued deterioration described above, during the fourth quarter of 2008 we performed interim goodwill impairment tests. One of these tests revealed that the continued deterioration in economic and credit conditions had a significant impact on our cash flow forecasts which resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. Therefore, we recorded an impairment charge of $329 million relating to this business in the fourth quarter of 2008.

•	In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian operations (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our U.K. and Canadian Operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). Based on a valuation of our Canadian Operations, in 2008, we recorded a goodwill impairment charge of $86 million (pre-tax) which is recorded as a component of Loss on Discontinued Operations. Because these sales were between affiliates under common control, the book value of the investment in our U.K. and Canadian Operations in excess of the consideration received, which totaled $576 million and $40 million, respectively, at the time of close of each transaction was recorded as a decrease to common shareholders’ equity. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for a full discussion of these transactions.

•	As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize the efficiency of our facilities and collection staff, we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”) during the third quarter of 2008. The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services businesses.

•	On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purposes of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, the U.S. Department of the Treasury (the “U.S. Treasury”) and the federal banking and thrift regulatory agencies have announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. These initiatives can be broadly categorized as capital support initiatives, which we are not eligible to participate in, and market support initiatives.

HSBC Finance Corporation

As an active participant, we support market support initiatives put in place to address the market’s short and medium term funding needs. On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility (“CPFF”) to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York will finance the purchase of highly-rated, U.S. dollar-denominated, unsecured and asset-backed three-month commercial paper from eligible issuers through its primary dealers. This program will terminate on October 30, 2009 unless extended by the Federal Reserve Board. On October 28, 2008, we became eligible to participate in the program in an amount of up to $12.0 billion. At December 31, 2008, we have $520 million outstanding under this program. We are evaluating potential participation in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”) under which participating issuers of senior unsecured debt may issue debt up to a specified maximum prior to June 30, 2009 which will be guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. On February 10, 2009, the FDIC announced its plan to extend the latest issuance date for FDIC guaranteed debt to October 31, 2009. We will continue to evaluate additional initiatives to enhance liquidity and provide other market support as the details of the various programs become available.

•	In December 2008, our debt ratings were affirmed by Standards and Poors (“S&P”); however, our outlook was changed from “stable” to “negative.” In January 2009, Fitch, Inc. (“Fitch”) affirmed our debt ratings; however, our outlook was also changed from “stable” to “negative.”

2009 Events

•	The business model of our branch-based Consumer Lending business has historically been focused on subprime customers who rely on drawing cash against the equity in their homes to help meet their cash needs. Unsecured consumer lines of credit have served as a means of generating new customer accounts, with the hope of later moving the customer into a mortgage product, typically a debt consolidation loan. As a result, the bulk of the mortgage lending products sold in the Consumer Lending branch network have been for refinancing and debt consolidation rather than for home purchase.

The unprecedented deterioration in the housing markets over the last two years, including declining property values and lower secondary market demand for subprime mortgages has reduced the ability of many of our real estate loan customers to make payments or refinance their loans. In many cases, there is no equity in their homes or if there is, few institutions are willing to finance its withdrawal. As a result, loan originations under this business model have fallen dramatically both at HSBC Finance Corporation and across the industry and we believe it likely will take years, particularly in certain markets, before property values return to the levels seen prior to the decline. As such, we have concluded that a recovery in the subprime mortgage lending industry is uncertain and cannot be expected to stabilize for a number of years, if at all.

Given the above, in 2008 we began to reposition our Consumer Lending business by reducing our risk through lower loan-to-value lending and expanding our lending scope for both government sponsored entity and conforming loan products. As part of this repositioning, we intended to place greater emphasis on unsecured loan products while decreasing secured loan production. To date, the results of this repositioning effort have not met our expectations, in part due to the economic factors discussed above, leading us to re-evaluate whether, given our risk appetite, the initiative can produce the volume levels necessary to ensure the Consumer Lending business will return to profitability in the foreseeable future.

As a result, on February 27, 2009, the Board of Directors of HSBC Finance Corporation authorized and the Board of Directors of HSBC endorsed, the discontinuation of all receivable originations for all products by our Consumer Lending business. We will continue to service and collect the existing receivable portfolio as it runs off, while continuing our efforts to reach out and assist mortgage customers utilizing appropriate modification and other account management programs to maximize collection and home preservation. All of our branch offices will cease taking new loan applications as soon as practical and substantially all branch offices will be closed as soon as all commitments to customers are satisfied. We currently estimate as a result

HSBC Finance Corporation

of this decision in 2009, net interest income and other revenues would be reduced by approximately $50 million and operating expenses would be reduced by approximately $600 million on an annualized basis. We expect to incur closure costs of approximately $180 million, predominantly related to one-time termination and other employee benefit costs, a substantial portion of which will be recorded in the first half of 2009.

Employees supporting originations operations will be evaluated for service elsewhere in our operations, but it is currently expected that approximately 5,400 employees will be displaced.

The major components of the estimated associated costs are as follows:

(in millions)

One-time termination and other employee benefits	$110
Lease termination and associated costs of closing branches	60
Other miscellaneous expenses	10

Total	$180

In addition, we anticipate we will incur a non-cash charge of approximately $50 million relating to the impairment of fixed assets and other capitalized costs associated with our Consumer Lending branch network, also to be recognized during the first half of 2009.

Separately, our information technology services affiliate expects to incur approximately $35 million of costs relating to one-time termination benefits and asset write-downs, a portion of which may be billed to us.

The aforementioned closure of our Consumer Lending loan origination operations is likely to result in a significant decrease in credit insurance policies sold by our Insurance Services business. During the first quarter of 2009, we will evaluate the impact of this decision on the recoverability of the goodwill currently allocated to our Insurance Services business of $260 million.

•	In January 2009, we received regulatory approval to proceed with the sale of a $6.3 billion portfolio of General Motors MasterCard credit card receivables (the “GM Portfolio”), a $6.1 billion portfolio of AFL-CIO Union Plus MasterCard/Visa credit card receivables (the “UP Portfolio”) and $3.0 billion of auto finance receivables to HSBC Bank USA. We will maintain the customer account relationships associated with the credit card portfolios and, by agreement, will sell additional volume for new and existing accounts on a daily basis. We will service the sold receivables for a fee. The purchase helps maximize the efficient use of liquidity at both entities. The sale of these receivables was completed in early January 2009 for an aggregate purchase price of $15.0 billion, which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $8.9 billion. The purchase price was determined based upon independent valuation opinions. As a result, we recognized a net gain of $137 million in January 2009 associated with these sales.

Upon receipt of regulatory approval for the sale of $3.0 billion of auto finance receivables in January 2009, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our entire auto finance receivable portfolio. Under the revised policy, the principal balance of auto loans in excess of the estimated net realizable value will be charged-off no later than the end of the month in which the auto loan becomes 120 days contractually delinquent. Additionally, auto loans subject to bankruptcy will be charged-off at the earlier of (i) the end of the month 60 days after notice of filing and 60 days contractually delinquent, or (ii) the end of the month during which the loan becomes 120 days contractually delinquent. The adoption of the FFIEC Policies for our auto finance receivable portfolio will result in a one-time charge reducing net income in the first quarter of 2009 by $32 million.

•	In February 2009, HINO made an additional capital contribution to us of $130 million in exchange for one share of common stock. Additionally in February 2009, HSBC converted $275 million of mandatorily

HSBC Finance Corporation

redeemable preferred securities, which were included as a component of Due to Affiliates, to common stock. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

Performance, Developments and Trends

Our net loss was $(2.8) billion in 2008 compared to net loss of $(4.9) billion in 2007 and net income of $1.4 billion in 2006. Our 2008 results significantly benefited from the change in the credit risk component of our fair value optioned debt which reduced our net loss by $2.0 billion (after-tax) in 2008 as compared to $1.0 billion (after-tax) in 2007. Our results were also significantly impacted by goodwill impairment charges of $415 million (after-tax) in 2008 of which $86 million related to our Canadian operations which, as discussed below, is included in discontinued operations and goodwill and other intangible asset impairment charges of $3.9 billion (after-tax) in 2007. Excluding the impact of the credit risk component of our fair value optioned debt and the impairment charges in both years, our net loss increased $2.4 billion in 2008 due to a significantly higher provision for credit losses, lower of cost or fair value adjustments recorded for receivables transferred to held for sale in 2008, lower net interest income due to lower receivable levels and a deterioration in credit quality and lower other revenues, partially offset by lower operating expenses. Should economic conditions continue to deteriorate in line with our current forecasts, we would expect to continue to generate losses over the next two years and likely longer.

As previously discussed, during 2008 we sold our U.K. and Canadian Operations which are now reported as discontinued operations for all periods presented in accordance with SFAS No. 144. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for a full presentation of the components of the loss from discontinued operations. Loss from continuing operations was $(2.8) billion during 2008 compared to $(4.4) billion in 2007 and income from continuing operations of $1.5 billion in 2006. Excluding the impact of the credit risk component of our fair value optioned debt and the impact of goodwill and other intangible asset impairment charges as discussed above, our net loss from continuing operations increased $2.9 billion in 2008 due to the reasons discussed above.

The increase in provision for credit losses during 2008 primarily reflects higher loss estimates in our Consumer Lending and Mortgage Services businesses as well as in our domestic credit card receivable portfolio largely due to the following:

•	Higher overall levels of charge-off and contractual delinquency, including increases in the percentages of loans that continue into later states of delinquency rather than returning to a current status due to the continued deterioration of the U.S. economy and rising unemployment, with delinquency increasing most significantly in the first-lien portion of our Consumer Lending and Mortgage Services real estate secured portfolios;

•	Portfolio seasoning;

•	Lower real estate secured receivable prepayments due, in part, to the inability of customers to refinance;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets;

•	Lower recovery rates on credit card receivables;

•	Increased levels of personal bankruptcy filings;

•	Higher delinquency levels in the early stage delinquency buckets in our real estate secured and credit card receivable portfolios; and

•	Higher delinquency levels in our credit card receivable portfolio, particularly in the geographic regions most impacted by the housing market downturn and rising unemployment rates.

Provision for credit losses was also impacted by the transfer of real estate secured, auto finance and credit card receivables with an outstanding principal balance of $19.3 billion at the time of transfer, which were previously held

HSBC Finance Corporation

for investment and the related transfer of credit loss reserves of $1.4 billion to receivables held for sale in 2008. These receivables are carried at the lower of cost or fair value which resulted in a lower of cost or fair value adjustment of $974 million during 2008, of which $415 million was recorded as a component of provision for credit losses and $559 million was recorded as a component of other revenues. Once transferred to held for sale, any subsequent lower of cost or fair value adjustments on these receivables are recorded as a component of other income. See Note 9, “Receivables Held for Sale” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale and the composition of these receivables. See “Results of Operations” for a more detailed discussion of the increase in the provision for credit losses during 2008.

Excluding the lower of cost or fair value adjustment for the transfer of receivables held for sale, we recorded provision in excess of net charge-offs of $3.4 billion during 2008 compared to $4.2 billion during 2007. Consequently, our credit loss reserve levels increased significantly during 2008. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for our credit card receivables can be further analyzed as follows:

	Consumer Lending		Mortgage Services		Credit Cards
Year Ended December 31,	2008	2007	2008	2007	2008	2007

	(in millions)

Credit loss reserves at beginning of period	$1,386	$278	$3,573	$2,085	$2,646	$1,889
Provision for credit losses	3,266	1,696	3,407	3,051	3,346	2,850
Charge-offs	(1,237)	(597)	(3,082)	(1,605)	(3,161)	(2,479)
Recoveries	11	9	38	63	371	386
Reserves on receivables transferred to held for sale	(32)	-	(192)	(21)	(944)	-
Other, net	(2)	-	(18)	-	-	-

Credit loss reserves at end of period	$3,392	$1,386	$3,726	$3,573	$2,258	$2,646

Total operating expenses in 2008 were negatively impacted by goodwill impairment charges of $329 million related to our Card and Retail Services business. Total operating expenses in 2007 were negatively impacted by goodwill and other intangible asset impairment charges of $4.5 billion related to our Mortgage Services, Consumer Lending and Auto Finance businesses as well as by restructuring charges totaling $93 million, primarily related to the decisions to discontinue correspondent channel acquisitions, cease Decision One operations, reduce our Consumer Lending branch network and close the Carmel, Indiana servicing facility. Excluding these items from 2008 and 2007, total operating expenses in 2008 decreased $778 million, or 13 percent, due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs.

The decrease in net interest income in 2008 was due to lower average receivables, lower origination volumes and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements. Decreases in the overall yield were partially offset by a shift in mix to higher yielding credit card and auto finance receivables resulting from attrition in the lower yielding real estate secured receivable portfolios. Our net interest margin decreased slightly to 6.35 percent in 2008 compared to 6.39 percent in 2007 as the lower overall yields on our receivable portfolio discussed above were largely offset by lower funding costs due to lower average interest rates for short-term borrowings which reflect actions taken by the Federal Reserve Bank which decreased Federal Fund Rates by 400 basis points in 2008.

Gain on debt designated at fair value and related derivatives, which is a component of other revenues, increased during 2008 primarily due to a significant widening of credit spreads as compared to 2007. Changes in the credit

HSBC Finance Corporation

component of fair value optioned debt increased other revenues by $3.1 billion during 2008 compared to $1.6 billion in 2007. Excluding the gain on fair value optioned debt and related derivatives, other revenues decreased due to lower fee income, the lower of cost or fair value adjustment on receivables held for sale as discussed above, higher derivative expense, lower investment income due to higher other-than-temporary impairment charges and lower gain on receivable sales to HSBC. These decreases in other revenues were partially offset by lower losses on Decision One receivables held for sale due to the closing of Decision One in the third quarter of 2007. Additionally, 2007 benefited from the $113 million gain recorded on the sale of our portfolio of MasterCard Class B shares. Fee income decreased due to changes in credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008 as well as higher charge-offs due to increased loan defaults and lower cash advance and interchange fees due to lower volumes. Derivative expense increased in 2008 due to changes in the interest rates in 2008 and higher unrealized losses on our non-qualifying derivatives. Lower gain on receivable sales to HSBC affiliates primarily reflects lower premiums and origination volumes on private label receivable sales to HSBC Bank USA reflecting the deteriorating economic environment.

Loss from continuing operations increased significantly in 2007 primarily due to the impact of goodwill impairment charges of $3.4 billion (after-tax) relating to our Mortgage Services, Consumer Lending and Auto Finance businesses as well as by impairment charges of $541 million (after-tax) relating to the HFC and Beneficial tradenames and customer relationship intangibles relating to our Consumer Lending business. This was partially offset by gains from the change in the credit risk component of fair value optioned debt resulting from our adoption of SFAS No. 159 in 2007 which increased net income by $1,017 million (after-tax). The combined impact of these items was to increase our net loss by $2,909 million in 2007. Excluding the impact of these items, the net loss in 2007 was largely due to a significantly higher provision for credit losses and the impact of lower receivable growth. Lower receivable growth was driven by the discontinuance of correspondent channel acquisitions in the first quarter of 2007 and the changes in product offerings beginning in the second half of 2007. In addition, higher net interest income and higher other revenues were partially offset by higher operating expenses, excluding the goodwill and other intangible asset impairment charges. Net interest income increased in 2007 due to higher average receivables and an improvement in the overall yield on the portfolio, partly offset by higher interest expense due to a higher cost of funds. As discussed more fully below, the overall yield improvements reflect repricing initiatives and changes in receivable mix, partially offset by growth in non-performing assets. Excluding the impact of the adoption of SFAS No. 159 as discussed above, other revenues increased due to higher fee income as a result of higher volumes in our credit card portfolios, partially offset by lower derivative income, lower insurance revenue and lower other income due to realized losses incurred on sales of real estate secured receivables by our Decision One mortgage operations and from the sale of $2.7 billion real estate secured receivables from the Mortgage Services portfolio. The lower derivative income was due to changes in the interest rate curve as declining interest rates resulted in a lower value of our interest rate swaps as compared to the prior period. Also, as a result of the adoption of SFAS No. 159, we eliminated hedge accounting for all derivatives related to fixed rate debt designated at fair value, lowering derivative income. The fair value change in the associated swaps, which accounted for the majority of the derivative income in 2006, was reported as Gain on debt designated at fair value and related derivatives in the 2007 consolidated statement of income (loss) along with the mark-to-market on the fixed rate debt.

The decrease in net interest margin in 2007 was due to a higher cost of funds, partially offset by the impact of higher average receivables and higher overall yields. The higher interest expense in 2007 was due to a higher cost of funds resulting from the refinancing of maturing debt at higher current rates as well as higher average rates for our short-term borrowings. This was partially offset by the adoption of SFAS No. 159, which resulted in $318 million of realized losses on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards, due in part to reduced securitization levels and higher levels of average personal non-credit card receivables. Overall yield improvements were also impacted during the second half of 2007 by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio. Additionally, these higher yielding Consumer Lending real estate secured

HSBC Finance Corporation

receivables were remaining on our balance sheet longer due to lower prepayment rates. Overall yield improvements were negatively impacted by growth in non-performing assets. Our net interest margin decreased to 6.39 percent in 2007 compared to 6.51 percent in 2006 as the improvements in overall yields discussed above were more than offset by higher funding costs.

Our effective income tax rate for continuing operations was (29.8) percent in 2008, (17.3) percent in 2007, and 36.0 percent in 2006. The effective income tax rate for continuing operations in 2008 as compared to 2007 was significantly impacted by the higher non-deductible goodwill impairment recorded in 2007 and an increase to the deferred tax valuation allowance in 2008. The effective tax rate for continuing operations for 2007 as compared to 2006 was significantly impacted by the non-deductible goodwill impairment charges previously discussed, the acceleration of tax from sales of leveraged leases, the establishment of a valuation allowance in 2007 and a shift from pretax income to a loss. See Note 17, “Income Taxes,” for a reconciliation of our effective tax rate.

Receivables decreased to $108.2 billion at December 31, 2008, a 26 percent decrease from December 31, 2007. The decrease is a result of our decision to reduce the size of our balance sheet and lower our risk profile as previously discussed. We began changing our product offerings and reducing our risk appetite as well as other risk mitigation efforts in the second half of 2007 which continued into 2008 and has resulted in lower loan originations in 2008 in all our products, particularly in our Consumer Lending real estate secured receivables. Decreases in real estate secured receivable balances also include sales of receivables of $1.2 billion, partially offset by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. Additionally, as discussed above, at December 31, 2008 we are reporting certain real estate secured, credit card and auto finance receivables, substantially all of which were previously held for investment, as receivables held for sale with a current fair value of $16.7 billion. We sold $14.8 billion of this total to HSBC Bank USA in January 2009, which had an outstanding principal balance of $15.4 billion at the time of sale. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Our return on average common shareholder’s equity (“ROE”) was (20.82) percent in 2008 compared to (26.57) percent in 2007 and 8.14 percent in 2006. Our return on average owned assets (“ROA”) was (1.90) percent in 2008 compared to (2.67) percent in 2007 and 0.93 percent in 2006. ROE and ROA were significantly impacted in 2008 and 2007 by the change in the credit risk component of our fair value optioned debt, the goodwill impairment charges and, in 2007, the other intangible asset impairment charges discussed above. Excluding these items, ROE decreased 2,662 basis points and ROA decreased 215 basis points as compared to 2007. The decrease was a result of the higher losses from continuing operations as discussed above, partially offset by lower average assets.

Our efficiency ratio from continuing operations was 35.68 percent in 2008 compared to 66.54 percent in 2007 and 40.18 percent in 2006. Our efficiency ratio in 2008 and 2007 was significantly impacted by the change in the credit risk component of our fair value optioned debt and the goodwill impairment charges and, in 2007, the other intangible asset impairment charges discussed above. Excluding these items from the periods presented, our efficiency ratio increased 65 basis points in 2008 as a result of lower net interest income and other revenues due to lower receivable levels and the deterioration in credit quality discussed above which contributed to net income and fee income decreasing more rapidly than the decrease in operating expenses. Excluding the credit risk component of our fair value optioned debt and the goodwill and other intangible asset impairment charges in 2007, our efficiency ratio increased 152 basis points in 2007. This deterioration was primarily due to realized losses on real estate secured receivable sales, lower derivative income and higher operating expenses, partially offset by higher fee income and higher net interest income due to higher levels of average receivables.

Credit Quality

Our two-months-and-over contractual delinquency ratio increased to 12.52 percent at December 31, 2008 compared to 7.69 percent at December 31, 2007. Our delinquency ratio was impacted by the continued marketplace deterioration and broader economic conditions, including significantly higher levels of unemployment and portfolio seasoning. The overall delinquency ratio was also negatively impacted by lower receivable levels. Dollars of delinquency in 2008 increased $4.4 billion, or 40 percent, as compared to 2007 levels largely in our Consumer Lending and to a lesser extent our Mortgage Services first lien real estate secured receivable portfolios. Higher dollars of delinquency also reflect the

HSBC Finance Corporation

elimination of all one payment re-ages and reduced foreclosures during the fourth quarter of 2008 due in part to a voluntary one-month suspension on all foreclosure proceedings of owner occupied homes implemented in December 2008 as well as a general backlog in foreclosure proceedings by local governments and actions by certain states that lengthened the foreclosure process. As a result, contractually delinquent receivables which would have normally proceeded to foreclosure and been reported as real estate owned continue to be reported as contractually delinquent receivables. While foreclosure proceedings resumed in January 2009 where permissible, the number of foreclosures in process will be reduced over time. We believe the increases in overall delinquency levels have been tempered by improvements in our increased collection capacity as well as increases in the volume of receivable re-ages and modifications. See “Credit Quality-Delinquency” for a more detailed discussion of the increase in delinquency.

Net charge-offs as a percentage of average consumer receivables for 2008 increased 353 basis points from 2007 due to higher dollars of charge-offs for all products and lower average consumer receivables. The decrease in average consumer receivables reflects lower origination volumes as discussed above as well as the impact of the transfer of receivables, with an outstanding principal balance of $19.3 billion at the time of transfer, to receivables held for sale during 2008. As these receivables were primarily current receivables with little associated delinquency, such transfers impacted both our credit card and auto finance net charge-off ratio for 2008. The higher charge-offs, which are primarily in our real estate secured, credit card and personal non-credit card portfolios, were driven by the higher delinquency levels that are migrating to charge-off including a higher percentage of loans which progress to later stages of delinquency (“higher roll rates”), the impact of the marketplace and broader economic conditions, higher levels of bankruptcy filings, higher loss severities for secured receivables and lower recovery rates on defaulted credit card receivables. The increase in dollars of charge-offs in 2008 was partially offset by the impact of the foreclosure delays as discussed above, some of which would otherwise have charged-off in December 2008. We believe the higher charge-offs have been partially offset by improvements in our domestic collection capacity as well as increases in the volume of receivable re-ages and modifications. See “Credit Quality- Net Charge-offs of Consumer Receivables” for a more detailed discussion of net charge-offs as a percentage of average consumer receivables.

Funding and Capital

In addition to the $3.5 billion in capital contributions received from HINO in 2008, in February 2009, HINO made an additional capital contribution to us of $130 million in exchange for one share of common stock. Additionally in February 2009, HSBC converted $275 million of mandatorily redeemable preferred securities, which were included as a component of due to affiliates, to common stock. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. This occurred subsequent to the dividend of $1.1 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios.

The TETMA + Owned Reserves ratio was 17.86 percent at December 31, 2008 and 13.98 percent at December 31, 2007. The tangible common equity to tangible managed assets ratio was 6.68 percent at December 31, 2008 and 6.09 percent at December 31, 2007. On a proforma basis, if the February 2009 capital contributions had been received and the January 2009 receivable sales and related dividend had occurred prior to December 31, 2008, the TETMA + Owned Reserves ratio would have been 185 basis points higher and the tangible common equity to tangible managed assets ratio would have been 31 basis points higher. These ratios represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

Future Prospects

Our on-going operations are limited to our Card and Retail Services, Insurance Services and, at present, our Taxpayer Financial Services businesses. The receivables of our Consumer Lending, Mortgage Services and Auto Finance businesses will continue to run-off over several years.

HSBC Finance Corporation

Funding of our operations will continue to be dependent to some extent upon access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include the success of our efforts to restructure the risk profile of our operations, our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base. In 2008, capital markets were severely disrupted and the markets continue to be highly risk averse and reactionary. For much of the year, new issue term debt markets were essentially open to only the highest quality industrial issuers. Late in the year, several larger financial sector issuers accessed term debt funding with support of the FDIC’s TLGP program at reasonable rates. Credit spreads on existing debt for all issuers traded at historically wide levels with the most pressure on financial sector spreads. While corporate credit spreads remain at historically wide levels, the significant level of Federal Reserve Bank, FDIC and U.S. Treasury intervention appears to be having an impact on debt markets in early 2009. While the commercial paper and short-term debt markets have remained open, investors for the most part kept the maturities of new purchases very short with a higher percentage rolling maturities on an overnight basis.

Consistent with most domestic and international financial sector issuers, during 2008, we realized a tightening of available liquidity. Our strong credit ratings ensured consistent access to funding in the form of commercial paper. While most of our institutional investors moved their commercial paper into short-term maturities, we were able to achieve our issuance target in this market and at interest rates at or below LIBOR rates with similar maturities.

During 2008, we retired $30.9 billion of term debt as it matured. Through planned balance sheet attrition, asset sales, capital contributions from HSBC, the issuance of cost effective retail debt and the utilization of alternative sources of internal funding, we did not need to issue institutional term debt in this turbulent funding environment. Continued balance sheet reductions, the termination of Consumer Lending originations and the sale of credit card and auto finance receivables to HSBC Bank USA described above should significantly reduce or eliminate our need to issue secured or unsecured term debt in 2009.

Our results are also impacted by general economic conditions, primarily unemployment, strength of the housing market and property valuations and interest rates which are largely out of our control. Because we have historically lent to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. When unemployment increases or changes in the rate of home value appreciation or depreciation occur, a higher percentage of our historic customers default on their loans and our charge-offs increase.

Changes in interest rates generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2008, the interest rates that we paid on our short-term debt decreased. We have also experienced lower yields on our receivables in 2008 as a result of increased levels of loan modifications, deterioration in credit quality including growth in non-performing assets, and decreases in rates on variable rate products which reflect market rate movements. The primary risks to achieving our business goals in 2009 are largely dependent upon macro-economic conditions which includes a weak housing market, rising unemployment rates, the length and depth of the U.S. recession and a reduction in consumer spending, all of which could impact loan volume, delinquencies, charge-offs, net interest income and ultimately our results of operations.

Basis of Reporting

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless noted, the discussion of our financial condition and results of operations included in MD&A are presented on a continuing operations basis of reporting. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

HSBC Finance Corporation

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB statement Nos. 87, 88, 106, and 132(R),” and the impact of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB statement No. 115,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

International Financial Reporting Standards Because HSBC reports results in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs consistent with our IFRS Management Basis presentation. The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Year Ended December 31,
	2008	2007	2006

	(in millions)

Net income (loss) – U.S. GAAP basis	$(2,783)	$(4,906)	$1,443
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	1	3	(171)
Intangible assets	58	102	113
Loan origination	65	6	(27)
Loan impairment	42	(6)	36
Loans held for resale	173	(24)	28
Interest recognition	(15)	52	33
Other-than-temporary impairments on available-for-sale securities	(9)	-	-
Securities	(64)	-	-
Loss on sale of U.K. and Canadian businesses to affiliates	(612)	-	-
Goodwill and other intangible asset impairment charges	(495)	(1,616)	-
Other	66	240	229

Net income (loss) – IFRSs basis	$(3,573)	$(6,149)	$1,684

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

HSBC Finance Corporation

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

Deferred loan origination costs and fees – Under IFRSs, loan origination cost deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis. As a result, in years with higher levels of receivable originations, net income is higher under U.S. GAAP as more expenses are deferred. In years with lower levels of receivable originations, net income is lower under U.S. GAAP as the higher costs deferred in prior periods are amortized into income without the benefit of similar levels of cost deferrals for current period originations.

Loan impairment provisioning – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectibility under IFRSs.

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value.

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. During 2008, it was determined these shares were impaired and, as a result, the fair value loss recorded in other comprehensive income was reclassified to profit and loss.

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

Loss on sale of U.K. and Canadian business to affiliates – IFRSs require that operations be transferred to held for sale and carried at the lower of cost or fair value with adjustments recorded through earnings when the decision has been made to dispose of the operations regardless of whether the sale will be to a third party or related party. Under U.S. GAAP, when the transfer of net assets will be between affiliates under common control, it is generally reflected as a capital transaction in the period in which the transaction occurs and carried at historical cost until that time.

HSBC Finance Corporation

However, because the transfer price of our Canadian operations was lower than the book value, including goodwill, a goodwill impairment charge was recorded under U.S. GAAP through earnings. As the Canadian Operations has a higher carrying value under IFRSs, the write down through earnings is higher under IFRSs.

Goodwill and other intangible asset impairment charges – Goodwill levels are higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflect higher levels of intangibles under U.S. GAAP. Consequently, the amount of goodwill allocated to our Card and Retail Services and discontinued Canadian business and written off in 2008 and to our Mortgage Services, Consumer Lending, Auto Finance and our discontinued United Kingdom businesses and written off in 2007 is greater under IFRSs. However, the amount of intangibles relating to our Consumer Lending business, which was written off in 2007, is lower under IFRSs. In addition, U.S. GAAP requires a two-step impairment test which requires an analysis of the reporting units’ implied fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. There are also differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

Other – There are other differences between IFRSs and U.S. GAAP including pension expense, changes in tax estimates, securitized receivables, purchase accounting and other miscellaneous items.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Upon the completion of the sale of the aforementioned GM and UP Portfolios and the auto finance receivables in January 2009, IFRS Management Basis results will also assume that these receivables have not been sold and remain on our balance sheet for the reasons discussed below. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 23, “Business Segments.”

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position of HSBC Finance Corporation.

The significant accounting policies used in the preparation of our financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. We recognize the different inherent loss characteristics in each of our loan products as well as the impact of operational policies such as customer account management policies and practices and risk management/collection practices. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable

HSBC Finance Corporation

under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices, or other conditions as discussed below.

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

Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable losses of principal, interest and fees, including late, over-limit and annual fees, in the existing portfolio. Loss reserves are set at each business unit in consultation with the Corporate Finance and Credit Risk Management Departments. Loss reserve estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect net income.
•	Estimates related to the reserve for credit losses require us to project future delinquency and charge-off trends which are uncertain and require a high degree of judgment.
•	The reserve for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, bankruptcy trends and changes in laws and regulations.

Because our loss reserve estimate involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, the ability of customers to refinance their adjustable rate mortgages, unemployment levels, delinquency rates and the flow of loans through the various stages of delinquency, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10 percent change in our projection of probable net credit losses on receivables could have resulted in a change of approximately $1.3 billion in our credit loss reserves for receivables at December 31, 2008. The reserve for credit losses is a critical accounting estimate for both our Consumer and Card and Retail Services segments.

Credit loss reserves are based on estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately be charged-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rates statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing loss reserves

HSBC Finance Corporation

on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves as a percentage of nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-over contractual delinquency and number of months charge-off coverage in developing our loss reserve estimate. In addition to the above procedures for the establishment of our credit loss reserves, our Credit Risk Management and Corporate Finance Departments independently assess and approve the adequacy of our loss reserve levels.

For more information about our charge-off and customer account management policies and practices, see “Credit Quality – Delinquency and Charge-offs” and “Credit Quality – Customer Account Management Policies and Practices.”

Goodwill and Intangible Assets Goodwill and intangible assets with indefinite lives are not subject to amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets are reviewed annually on July 1 for impairment using discounted cash flows, but impairment may also be reviewed at other times if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.

Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test and any interim test which may be required, we assigned our goodwill to our reporting units.

The impairment testing of our goodwill and intangibles is a critical accounting estimate due to the level of goodwill and intangible assets recorded and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants, which involves management judgement. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimates could change. When management’s judgment is that the anticipated cash flows have decreased and/or the risk adjusted cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge may be recorded and net income will be negatively impacted.

As a result of the continued deterioration in economic and credit conditions in the U.S., we performed an interim impairment test of the goodwill allocated to our Card and Retail Services and Insurance Services reporting units as of December 31, 2008. The goodwill impairment analysis is a two step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying value including allocated goodwill exceeds fair value, the second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill, as determined using the same methodology as used in a business combination, is less than the carrying value of goodwill, an impairment charge is recorded for the excess. An impairment recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment are not permitted.

HSBC Finance Corporation

The interim impairment test at December 31, 2008 revealed that the continued deterioration in economic and credit conditions had a significant impact on our cash flow forecasts which resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. Therefore, we recorded an impairment charge of $329 million relating to this business in the fourth quarter of 2008. For our insurance services business, the estimated fair value of this reporting unit continued to exceed its carrying value, including goodwill and, therefore, no impairment was recorded.

The goodwill impairment testing performed for our Card and Retail Services reporting unit is highly sensitive to the assumptions and estimates used, and it is possible that additional impairment may be required to be recorded in the future as any further deterioration in the economic and credit conditions beyond the levels already reflected in the cash flow forecasts will impact the implied fair value of the Card and Retail Services reporting unit. Additionally, to the extent that changes in the strategy or performance of our businesses or product offerings occur from ongoing strategic analysis, additional goodwill impairment tests for the impacted businesses would be required, possibly on a quarterly basis. If a subsequent interim impairment test indicated a further deterioration in cash flow forecasts and the future outlook was sufficiently severe, it could result in a material impairment to the carrying amount of goodwill.

Two key assumptions upon which we based our determination of the fair value of our Card and Retail Services reporting unit are the discount rate and the long-term growth rate. The discount rate and the long-term growth rate used in the December 31, 2008 interim impairment test were 13 percent and 4 percent, respectively. A 100 basis point increase in the discount rate, assuming no effect on other variables, would increase the impairment of goodwill by $719 million. A 100 basis point decrease in the long-term growth rate, assuming no effect on other variables, would increase the impairment of goodwill by $376 million.

Valuation of Financial Instruments:

Derivative Related Assets and Liabilities and Derivative Income We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes in accordance with FIN 39-1, “Offsetting of Amounts Related to Certain Contracts.” We believe the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of market value quotes. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows, which are also susceptible to significant change in future periods based on changes in market rates. The assumptions used in the cash flow projection models are based on forward yield curves which are also susceptible to changes as market conditions change.

We utilize HSBC Bank USA to determine the fair value of substantially all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

•	Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings.
•	Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item.
•	Changes in the fair value of a derivative that has not been designated as an effective hedge are reported in current period earnings.

A derivative designated as an effective hedge will be tested for effectiveness in all circumstances under the long haul method. For these transactions, we formally assess, both at the inception of the hedge and on a quarterly basis, whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis.

If it is determined as a result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this

HSBC Finance Corporation

determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis. The statistical regression analysis for our derivative instruments is performed primarily by HSBC Bank USA.

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives which do not qualify as effective hedges would have reduced revenue by approximately $224 million at December 31, 2008.

For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 16, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.

Other significant assets and liabilities recorded at fair value include the following:

Receivables Held for Sale Receivables held for sale are carried at the lower of amortized cost or fair value. Accordingly, fair value for such receivables must be estimated to determine any required write down to fair value when the amortized cost of the receivables exceeds their current fair value. Where available, quoted market prices are used to estimate the fair value of these receivables. Where market quotes are not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and receivables with similar characteristics. Where quoted market prices and observable market parameters are not available, the fair value of receivables held for sale is based on contractual cash flows adjusted for management’s estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Continued lack of liquidity in credit markets has resulted in a significant decrease in the availability of observable market data, which has in turn resulted in an increased level of management judgment required to estimate fair value for receivables held for sale. In certain cases, an independent third party is utilized to substantiate management’s estimate of fair value.

Long-Term Debt Carried at Fair Value Effective January 1, 2007, we elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRS. We believe the valuation of this debt is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the movement in the mark-to-market of our debt designated at fair value could have resulted in a change to our reported mark-to-market of approximately $115 million.

Debt Securities Debt securities, which include mortgage-backed securities and other asset-backed securities, are measured at fair value based on a third party valuation source using quoted market prices and if not available, based on quotes from similar securities. Otherwise, for non-callable corporate securities, a credit spread scale is created for each issuer and these spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. The fair value measurements for mortgage-backed securities and other asset-backed securities are primarily obtained from independent pricing sources taking into account differences in the characteristics and the performance of the underlying collateral. A determination will be made as to whether adjustments to the observable input are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing sources. Our holdings of such securities were not significant at December 31, 2008 and 2007.

We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels.

HSBC Finance Corporation

Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in common shareholder’s equity recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the methodologies used to determine fair value for individual financial assets and liabilities carried at fair value see “Fair Value.”

Deferred Tax Assets We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances totaled $5.1 billion and $4.4 billion as of December 31, 2008 and 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have included the assessment of a deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

We are in a cumulative book taxable loss position for the three-year period ended December 31, 2008. The realization of our deferred tax assets is largely dependent upon the generation of sufficient future taxable income. For purposes of evaluating the establishment of a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion or all of our deferred tax assets in the future. In assessing the nature of our cumulative book taxable loss position, we evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in our earnings. We determined that our three-year cumulative book taxable loss position was caused primarily by an increase in our credit losses due to the current housing and credit market conditions as well as the continued weakening in the U.S. economy which has led to higher unemployment levels and, consequently, higher credit losses.

Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession including unemployment levels and their related impact on credit losses, we currently anticipate that it is more likely than not that our results of future operations will generate sufficient taxable income to allow us to realize substantially all of our deferred tax assets. Since the recent market conditions have created significant downward pressure on our near-term pretax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued liquidity and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America’s consolidated Federal income tax return and in various state tax returns. As we have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities, we have looked at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching our conclusion on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

HSBC Finance Corporation

Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 can be found in Note 17, “Income Taxes” of this Form 10-K.

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

Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

HSBC Finance Corporation

Receivables Review

The table below summarizes receivables at December 31, 2008 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)	$71,666	$(12,715)	(15.1)%	$(20,926)	(22.6)%
Auto finance	7,621	(5,278)	(40.9)	(4,573)	(37.5)
Credit card	13,231	(16,860)	(56.0)	(14,268)	(51.9)
Private label(2)	65	(82)	(55.8)	(224)	(77.5)
Personal non-credit card	15,568	(2,477)	(13.7)	(2,676)	(14.7)
Commercial and other	93	(51)	(35.4)	(88)	(48.6)

Total receivables	$108,244	$(37,463)	(25.7)%	$(42,755)	(28.3)%

Receivables held for sale:
Real estate secured	$323	$243	100.0 +%	$(1,418)	(81.4)%
Auto finance	2,786	2,786	100.0	2,786	100.0
Credit card	13,571	13,571	100.0	13,571	100.0

Total receivables held for sale	$16,680	$16,600	100.0 +%	$14,939	100.0 +%

Total receivables and receivables held for sale:
Real estate secured	$71,989	$(12,472)	(14.8)%	$(22,344)	(23.7)%
Auto finance	10,407	(2,492)	(19.3)	(1,787)	(14.7)
Credit card	26,802	(3,289)	(10.9)	(697)	(2.5)
Private label(2)	65	(82)	(55.8)	(224)	(77.5)
Personal non-credit card	15,568	(2,477)	(13.7)	(2,676)	(14.7)
Commercial and other	93	(51)	(35.4)	(88)	(48.6)

Total receivables and receivables held for sale	$124,924	$(20,863)	(14.3)%	$(27,816)	(18.2)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Mortgage Services	$25,454	$(8,381)	(24.8)%	$(20,930)	(45.1)%
Consumer Lending	46,202	(4,331)	(8.6)	8	-
All other	10	(3)	(23.1)	(4)	(28.6)

Total real estate secured	$71,666	$(12,715)	(15.1)%	$(20,926)	(22.6)%

(2)	Primarily consists of the domestic retail sales contracts in our Consumer Lending business which are running off due to the termination of new domestic retail sales contract originations in October 2006.

HSBC Finance Corporation

Real estate secured receivables Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$61,250	$(9,115)	(13.0)%	$(14,295)	(18.9)%
Second lien	7,880	(2,716)	(25.6)	(4,476)	(36.2)
Revolving:
First lien	239	(194)	(44.8)	(314)	(56.8)
Second lien	2,297	(690)	(23.1)	(1,841)	(44.5)

Total real estate secured(1)	$71,666	$(12,715)	(15.1)%	$(20,926)	(22.6)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $323 million, $80 million and $1.7 billion primarily of closed-end, first lien receivables at December 31, 2008, 2007 and 2006, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	As of December 31,
	2008				2007				2006
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(In millions)

Fixed rate	$14,340	(1)	$43,882	(2)	$18,308	(1)	$47,554	(2)	$20,149	(1)	$42,643	(2)
Adjustable rate	11,114		2,320		15,527		2,979		26,235		3,551

Total	$25,454		$46,202		$33,835		$50,533		$46,384		$46,194

First lien	$21,198		$40,297		$27,168		$43,636		$36,445		$39,654
Second lien	4,256		5,905		6,667		6,897		9,939		6,540

Total	$25,454		$46,202		$33,835		$50,533		$46,384		$46,194

Adjustable rate	$9,319		$2,320		$11,904		$2,979		$20,108		$3,551
Interest only	1,795		-		3,623		-		6,127		-

Total adjustable rate	$11,114		$2,320		$15,527		$2,979		$26,235		$3,551

Total stated income	$5,237		$-		$7,943		$-		$11,772		$-

(1)	Includes fixed rate interest-only loans of $337 million at December 31, 2008, $411 million at December 31, 2007 and $514 million at December 31, 2006.

(2)	Includes fixed rate interest-only loans of $44 million at December 31, 2008, $48 million at December 31, 2007 and $46 million at December 31, 2006.

Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business resulted from our decision in March 2007 to discontinue new correspondent channel acquisitions. The balance of this portfolio will continue to decline going forward as the receivable balances liquidate. The decrease also includes portfolio sales of real estate secured receivables with an outstanding principal balance of approximately $640 million from our Mortgage Services business. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken since mid-2007 to reduce risk going forward, including eliminating

HSBC Finance Corporation

the small volume of ARM first-lien loans, capping second lien loan-to-value (“LTV”) ratio requirements to 80 percent based on geography and the overall tightening of credit score, debt-to-income and LTV requirements for first lien loans. As discussed above, in late February 2009 we authorized discontinuation of new originations for all loan products in our Consumer Lending operations and the balance of that portfolio will also decline as receivable balances liquidate. The decrease in the Consumer Lending real estate secured receivable portfolio at December 31, 2008 also reflects portfolio sales of receivables with an outstanding principal balance of approximately $600 million in 2008. The decreases in real estate secured receivables were partially offset in both our Mortgage Services and Consumer Lending businesses by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. The decline in real estate secured receivable balances also reflects additional receivables with an outstanding principal balance of approximately $300 million which were previously originated with the intent to hold that have been transferred to held for sale at the lower of cost or fair value with a carrying amount of $225 million at December 31, 2008.

Auto finance receivables Auto finance receivables decreased as a result of our decision in July 2008 to discontinue new auto loan originations from the dealer and direct-to-consumer channels as well as other actions taken prior to July 2008 to reduce risk in the portfolio. We continued to offer auto loans in our Consumer Lending branch offices through the autos-in-branches program until January 2009 when we terminated that origination channel as well. As a result, the balance of the auto finance portfolio will continue to decline going forward as the receivable balances liquidate. Additionally, in September 2008 we transferred auto finance receivables with an outstanding principal balance of $3.0 billion to receivables held for sale at the lower of cost or fair value with a carrying amount of $2.8 billion at the time of transfer.

Credit card receivables Credit card receivables decreased due to the actions taken beginning in the fourth quarter of 2007 and continuing into 2008 to slow receivable growth, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures. Credit card receivable balances also reflect the transfer of receivables with an outstanding principal balance of $14.7 billion previously originated with the intent to hold for investment to receivables held for sale at the lower of cost or fair value with a carrying amount of $13.7 billion at the time of transfer.

Private label receivables Private label receivables at December 31, 2008 consist primarily of the domestic retail sales contracts which are running off due to the termination of new domestic retail sales contract originations in October 2006.

Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Personal non-credit card	$12,494	$(1,660)	(11.7)%	$(1,503)	(10.7)%
Personal homeowner loans	3,074	(817)	(21.0)	(1,173)	(27.6)

Total personal non-credit card receivables	$15,568	$(2,477)	(13.7)%	$(2,676)	(14.7)%

Personal non-credit card receivables decreased as a result of the actions taken since mid-2007 and throughout 2008 to reduce risk going forward including elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans (“PHLs”) and tightening underwriting criteria.

In the fourth quarter of 2007, we discontinued originating PHLs. PHLs typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrote, priced and service like unsecured loans. The average PHL principal balance in our portfolio at December 31, 2008 is approximately $19,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we did not consider the collateral as a source for repayment in our underwriting. As we have discontinued originating PHLs, this portfolio will decrease going forward.

HSBC Finance Corporation

Distribution and Sales We have reached our customers through many different distribution channels and our marketing strategies vary across product lines. The Consumer Lending business originated real estate and personal non-credit card products through its retail branch network, direct mail and Internet applications. Private label receivables are generated through point of sale, merchant promotions, application displays, Internet applications, direct mail and telemarketing. All new private label originations are sold on a daily basis to HSBC Bank USA and do not remain on our balance sheet. Credit card receivables are generated primarily through direct mail, telemarketing, Internet applications, promotional activity associated with our co-branding and affinity relationships, mass media advertisements and merchant relationships. We have ceased originations of auto finance loans and, as a result, the portfolio is in run-off.

Prior to the termination of Consumer Lending origination operations, based on certain criteria, we offered personal non-credit card customers who met our current underwriting standards the opportunity to convert their loans into real estate secured loans. This enabled qualifying customers to have access to additional credit at lower interest rates. This also reduced our potential loss exposure and improved our portfolio performance as previously unsecured loans become secured. We converted approximately $85 million of personal non-credit card loans into real estate secured loans in 2008 and $606 million in 2007. It was not our practice to rewrite or reclassify delinquent secured loans (real estate or auto) into personal non-credit card loans.

As discussed above, since mid-2007 and continuing into 2008 we have taken a number of initiatives to reduce risk and lower loan origination volumes. When coupled with the significant reduction in the secondary market demand for subprime loans, receivable originations for all products has significantly decreased in 2008. The following table shows receivable originations by products for the periods indicated.

Year Ended December 31,	2008	2007	2006

	(in millions)

Real estate secured receivables	$3,031	$16,805	$48,703
Auto finance	2,839	6,201	6,412
Credit card	43,295	51,968	49,285
Private label(1)	19,651	21,359	22,003
Personal non-credit card	4,702	8,540	11,546

Total consumer receivable originations	$73,518	$104,873	$137,949

(1)	As previously discussed, private label originations are sold on a daily basis to HSBC Bank USA.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. During 2008 we have seen an increase in the number of REO properties as result of higher foreclosures during the year and the average loss on sale of REO properties has increased in 2008 due to declining house prices. The following table provides quarterly information regarding our REO properties:

		Three Months Ended
	Full Year	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2008

Number of REO properties at end of period	9,350	9,350	10,887	10,596	9,955
Number of properties added to REO inventory in the year/quarter	19,532	3,313	5,416	5,606	5,197
Average loss on sale of REO properties(1)	13.0%	13.3%	11.0%	11.0%	16.0%
Average total loss on foreclosed properties(2)	42.2%	46.8%	42.2%	40.0%	39.5%
Average time to sell REO properties (in days)	177	180	174	171	181

(1)	Average loss on sale of REO properties is calculated as cash proceeds after deducting selling costs and commissions, minus the book value of the property when it was moved to real estate owned, divided by the book value of the property when it was moved to real estate owned.

HSBC Finance Corporation

(2)	Average total loss on foreclosed properties includes both the loss on sale and the write-down upon classification as real estate owned, expressed as a percentage of the book value of the property prior to its transfer to real estate owned.

As discussed above, we implemented a one-month suspension on foreclosures of owner occupied homes during the month of December 2008. Additionally, we have experienced a delay in foreclosure proceedings by local governments due to the increased level of foreclosures throughout the industry which has reduced the level of REO properties added to inventory during the fourth quarter of 2008. Also certain states and municipalities have implemented new rules which lengthen the foreclosure process due to the current marketplace conditions. The combination of these factors has impacted our REO inventory levels at December 31, 2008. In the first quarter of 2009, we anticipate an increase in REO inventory levels as we continue with foreclosure proceedings, as permissible.

Results of Operations

Net interest income The following table summarizes net interest income:

Year Ended December 31,	2008	(1)	2007	(1)	2006	(1)

	(dollars are in millions)

Finance and other interest income	$15,124	10.85%	$17,506	11.42%	$16,455	11.32%
Interest expense	6,274	4.50	7,711	5.03	6,996	4.81

Net interest income	$8,850	6.35%	$9,795	6.39%	$9,459	6.51%

(1)	% Columns: comparison to average owned interest-earning assets.

The decrease in net interest income during 2008 was due to lower average receivables, lower origination volumes, lower levels of performing receivables and lower overall yields, partially offset by lower interest expense. Overall yields decreased for all products due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets and lower amortization of net deferred fees due to lower loan prepayments as well as decreases in rates on variable rate products which reflect market rate movements. Decreases in the overall yield were partially offset by a shift in mix to higher yielding credit card and auto finance receivables resulting from attrition in the lower yielding real estate secured receivable portfolios. The lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. The lower average rates for floating rate borrowings reflect actions taken by the Federal Reserve Bank which decreased short-term interest rates by 400 basis points during 2008. Our purchase accounting fair value adjustments include both amortization of fair value adjustments to our external debt obligations and receivables. Amortization of purchase accounting fair value adjustments increased net interest income by $106 million in 2008 and $120 million in 2007.

The increase in net interest income during 2007 was due to higher average receivables and higher overall yields, partially offset by higher interest expense. Overall yields increased due to increases in our rates on fixed and variable rate products which reflected market movements and various other repricing initiatives. Yields were also favorably impacted by receivable mix with increased levels of higher yielding products such as credit cards and higher levels of average personal non-credit card receivables. Overall yield improvements were also impacted by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables remained on the balance sheet longer due to lower prepayment rates. Overall yield improvements were partially offset by the impact of growth in non-performing assets. The higher interest expense in 2007 was due to a higher cost of funds resulting from the refinancing of maturing debt at higher current rates as well as higher average rates for our short-term borrowings. This was partially offset by the adoption of SFAS No. 159, which resulted in $318 million of realized losses on swaps which previously were accounted for as effective hedges under SFAS No. 133 and reported as interest expense now being reported in other revenues. Amortization of purchase accounting fair value adjustments increased net interest income by $120 million in 2007 and $416 million in 2006.

HSBC Finance Corporation

Net interest margin was 6.35 percent in 2008, 6.39 percent in 2007 and 6.51 percent in 2006. Net interest margin decreased slightly in 2008 as the lower overall yields on our receivable portfolio as discussed above, were largely offset by lower funding costs. Net interest margin decreased in 2007 as the improvements in the overall yield on our receivable portfolio discussed above was more than offset by higher funding costs. The following table shows the impact of these items on net interest margin:

	2008	2007

Net interest margin – December 31, 2007 and 2006, respectively	6.39%	6.51%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.25)	.16
Receivable mix	.22	.17
Impact of non-performing assets	(.55)	(.23)
Cost of funds	.53	(.23)
Other	.01	.01

Net interest margin – December 31, 2008 and 2007, respectively	6.35%	6.39%

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

Provision for credit losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, interest and fees, including late, overlimit and annual fees, at a level that reflects known and inherent losses in the portfolio. The provision for credit losses may vary from year to year depending on a variety of factors including product mix and the credit quality of the loans in our portfolio including historical delinquency roll rates, portfolio seasoning, customer account management policies and practices, risk management/collection policies and practices related to our loan products, economic conditions such as national and local trends in housing markets and interest rates, changes in laws and regulations.

The following table summarizes provision for owned credit losses:

Year Ended December 31,	2008	2007	2006

	(in millions)

Provision for credit losses	$13,430	$10,470	$6,012

Our provision for credit losses increased $3.0 billion in 2008 primarily due to higher credit loss estimates in our Consumer Lending and Mortgage Services as well as in our credit card receivable portfolio and, to a lesser extent, in our auto finance receivable portfolio due to the following:

•	Credit loss estimates in our Consumer Lending business increased primarily in our first lien, real estate secured receivable portfolio driven by an accelerated deterioration of portions of that portfolio which began in the second half of 2007. Charge-off and delinquency continued to increase, including higher roll rates due to the marketplace deterioration as previously discussed. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy. The magnitude of the higher delinquency trends increased significantly in the second half of 2008, particularly in the first-lien portions of Consumer Lending’s 2006 and 2007 real estate secured receivable originations and to a lesser extent the real estate secured originations in the first half of 2008 due to the current economic conditions, including higher early stage delinquency levels. As a result, dollars of two-months-and-over contractual delinquency in our Consumer Lending real

HSBC Finance Corporation

estate secured receivable portfolio at December 31, 2008 were $5.6 billion, an increase of 166 percent, compared to $2.1 billion at December 31, 2007. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio increased slightly in 2008 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued deterioration in the U.S. economy.

•	Mortgage Services experienced higher levels of charge-offs and delinquency, including higher roll rates, as the portfolio continued to season and progress as expected into later stages of delinquency and charge-off. Additionally, the credit loss estimates on our Mortgage Services portfolio have increased as receivable prepayments continued to slow and loss severities continued to increase due to declines in real estate values. Rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy were also significant factors contributing to the increase. As a result, dollars of two-months-and-over contractual delinquency in our Mortgage Services real estate secured receivable portfolio at December 31, 2008 were $4.6 billion, an increase of 9 percent, compared to $4.2 billion at December 31, 2007.

•	Credit loss estimates in our credit card receivable portfolio increased, primarily reflecting higher net charge-offs and delinquency levels due to portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment rates, higher early stage delinquency and lower recovery rates on defaulted receivables. The increase in delinquency levels is most pronounced in the geographic regions most impacted by the housing market downturn and rising unemployment rates. In the second half of 2008, the significant increase in unemployment rates has resulted in an accelerated deterioration in delinquency levels in our credit card receivable portfolio including significant increases in early stage delinquency and higher roll rates.

•	Credit loss estimates for domestic auto finance receivables increased as a result of increased charge-offs and delinquency due to rising unemployment rates and the deteriorating U.S. economic environment as discussed above. Higher loss severities driven by lower prices on repossessed vehicles due to low demand and tight credit conditions also contributed to the increase.

The provision for credit losses was also higher as a result of the transfer of real estate secured, auto finance and credit card receivables to receivables held for sale. Upon transfer, these receivables are carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $974 million in 2008. Of this amount, $415 million was recorded as a component of provision for credit losses. See Note 9, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale.

Net charge-off dollars increased $3.7 billion in 2008 as compared to 2007 driven by the impact of the marketplace and broader economic conditions and increased levels of personal bankruptcy filings. Also contributing to the increase in charge-offs is portfolio seasoning and lower recovery rates for credit card receivables. Increases in net charge-off dollars in 2008 were partially offset by the impact of a delay in foreclosure activity as previously discussed, which had the impact of lowering charge-offs during the fourth quarter of 2008. Resuming foreclosure proceedings as permissible will increase charge-offs in 2009. Increases in net charge-off dollars during the second half of 2008 were also partially offset by the transfer of credit card receivables previously held for investment to receivables held for sale. Had these credit card receivables not been transferred to receivables held for sale, net charge-off dollars would have been $413 million higher in 2008.

We anticipate a continuing trend of increasing delinquency and charge-off in all of our portfolios during 2009. However, the magnitude of these negative trends in 2009 will largely be dependent on the length and depth of the U.S. economic recession, including unemployment rates. If unemployment rates rise significantly in 2009, we anticipate corresponding increases in delinquency and charge-offs which will result in higher loss provision.

HSBC Finance Corporation

Our provision for credit losses increased $4.5 billion during 2007 primarily reflecting higher loss estimates in our Consumer Lending, and Mortgage Services businesses as well as in our credit card receivable portfolios due to the following:

•	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration discussed above. Weakening early stage delinquency previously reported continued to worsen in 2007 and migrated into later stage delinquency due to the marketplace changes and a weak housing market. Lower receivable prepayment, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase were higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006. At December 31, 2007, the outstanding principal balance of these acquired second lien loans was approximately $1.0 billion. Additionally, higher loss estimates in Consumer Lending’s personal non-credit card portfolio contributed to the increase due to seasoning, a deterioration of 2006 and 2007 vintages in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of a new bankruptcy law in the United States which went into effect in October 2005.

•	We experienced higher loss estimates in our credit card receivable portfolio as a result of higher average receivable balances, portfolio seasoning, higher levels of non-prime receivables originated in 2006 and in the first half of 2007, as well as the increased levels of personal bankruptcy filings discussed above. Additionally, in the fourth quarter of 2007, we began to experience increases in delinquency in all vintages, particularly in the markets experiencing the greatest home value depreciation. Rising unemployment rates in these markets and a weakening U.S. economy also contributed to the increase.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of the portfolio purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the second half of 2007, our Mortgage Services portfolio also experienced higher loss estimates as receivable run-off continued to slow and the mortgage lending industry trends we had been experiencing worsened.

Net charge-off dollars for 2007 increased $2.3 billion compared to 2006. This increase was driven by the impact of the marketplace and broader economic conditions described above in our Mortgage Services and Consumer Lending businesses as well as higher average receivable levels, seasoning in our credit card and Consumer Lending portfolios and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006, particularly in our credit card portfolios, as a result of a new bankruptcy law in the United States which went into effect in October 2005.

We increased our credit loss reserves in both 2008 and 2007 as the provision for credit losses (excluding additional provisions recorded as part of the lower of cost or fair value adjustment recorded on receivables transferred to held for sale) was $3.0 billion greater than net charge-offs in 2008 and $4.2 billion greater than net charge-offs in 2007. The provision as a percent of average owned receivables was 12.3 percent in 2008, 7.0 percent in 2007 and 4.2 percent in 2006. The increase in both 2008 and 2007 reflects higher loss estimates at our Consumer Lending and Mortgage Services business as well as in our credit card receivable portfolio as discussed above, including higher dollars of delinquency.

See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 8, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

Year Ended December 31,	2008	2007	2006

	(in millions)

Insurance revenue	$417	$467	$465
Investment income (loss)	70	128	251
Derivative income (expense)	(306)	(68)	176
Gain on debt designated at fair value and related derivatives	3,160	1,270	-
Fee income	1,755	2,343	1,853
Enhancement services revenue	701	634	513
Taxpayer financial services revenue (expense)	168	247	258
Gain on receivable sales to HSBC affiliates	260	419	422
Servicing and other fees from HSBC affiliates	501	489	464
Lower of cost or fair value adjustment on receivables held for sale	(571)	(55)	(25)
Other (expense) income	(16)	41	347

Total other revenues	$6,139	$5,915	$4,724

Insurance revenue decreased in 2008 primarily as a result of lower credit related premiums due to reduced loan origination volumes. In 2007, insurance revenues were essentially flat as revenues resulting from the introduction of lender placed insurance for products in our Auto Finance business and the negotiation of lower commission payments in certain products offered by our Card and Retail Services business was largely offset by the impact of the cancellation of a significant policy effective January 1, 2007.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased in 2008 due to the recording of other-than-temporary impairment charges of $54 million in 2008 partially offset by lower amortization of fair value adjustments. Investment income in 2007 decreased as 2006 investment income reflects a gain of $123 million on the sale of our investment in Kanbay International, Inc.

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

Derivative income (expense) is summarized in the table below:

	2008	2007	2006

	(in millions)

Net realized gains (losses)	$(31)	$(24)	$(7)
Mark-to-market on derivatives which do not qualify as effective hedges	(305)	5	17
Ineffectiveness	30	(49)	166

Total	$(306)	$(68)	$176

HSBC Finance Corporation

Derivative expense increased in 2008 due to the general reduction in interest rates in the U.S. and an increase in our non-qualifying hedge portfolio. As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on balance sheet longer due to lower prepayment rates and higher delinquency levels. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”) we entered into $4.3 billion of pay fixed, receive variable rate interest rate swaps during 2008 of which $1.2 billion were terminated in the fourth quarter of 2008. While these hedge positions lowered our overall interest rate risk, they did not qualify as effective hedges under SFAS No. 133. As a result of the declining interest rates, we reported a significantly lower value on these non-qualifying hedges at December 31, 2008. Ineffectiveness on our cash flow and fair value hedges was higher in 2008 due largely to overall changes in the U.S. and foreign interest rates.

Derivative income decreased in 2007 due to changes in the interest rate curve and to the adoption of SFAS No. 159 effective January 1, 2007. Changes in interest rates resulted in a lower value of our cash flow interest rate swaps as compared to 2006. The decrease in income from ineffectiveness was due to a significantly lower number of interest rate swaps which were accounted for under the long-haul method of accounting as a result of the adoption of SFAS No. 159. As discussed above, the mark-to-market on the swaps associated with debt we designated at fair value, as well as the mark-to-market on the interest rate component of the debt, which accounted for the majority of the ineffectiveness recorded in 2006, is now reported in the consolidated income statement as Gain on debt designated at fair value and related derivatives. Additionally, in the second quarter of 2006, we completed the redesignation of all remaining short cut hedge relationships as hedges under the long-haul method of accounting.

Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2008 should not be considered indicative of the results for any future periods.

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

Year Ended December 31,	2008	2007	2006

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$(1,957)	$(987)	$-
Credit risk component	3,106	1,601	-

Total mark-to-market on debt designated at fair value	1,149	614	-
Mark-to-market on the related derivatives	1,775	969	-
Net realized gains (losses) on the related derivatives	236	(313)	-

Total	$3,160	$1,270	$-

HSBC Finance Corporation

The change in the fair value of the debt and the change in value of the related derivatives in 2008 reflect the following:

•	Interest rate curve – In 2008, falling long term interest rates resulted in a loss on debt designated at fair value. The value of the receive fixed/pay variable swaps increased in response to the falling long term U.S. rates. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our credit spreads widened significantly in the second half of 2008 due to the general widening of new issue and secondary market credit spreads related to the financial and fixed income sectors as well as the general lack of liquidity in the secondary bond market, which generated a substantial gain in 2008. The fair value benefit from the change of our own credit spreads in 2008 is the result of having historically raised debt at credit spreads which are not available under today’s market conditions.

The change in the fair value of the debt and the change in value of the related derivatives in 2007 reflected falling interest rates and widening credit spreads in 2007 which continued into 2008.

FVO results are also affected by the differences in cash flows and valuation methodologies for the debt and related derivative. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other.

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives in 2008 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fees charged on products such as credit cards, decreased in 2008 due to changes in our credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008, higher fee charge-offs due to increased loan defaults and lower cash advance and interchange fees due to lower volumes. Fee income in 2007 increased due to increased collection of credit card fees, particularly relating to our non-prime credit card portfolios due to higher levels of credit card receivables, partially offset by the changes in fee practices implemented during the fourth quarter of 2007 as discussed above.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was higher in 2008 and 2007 primarily as a result of higher customer acceptance levels and in 2007 also as a result of higher average credit card receivables.

Taxpayer financial services (“TFS”) revenue decreased in 2008 as a result of discontinuing pre-season and pre-file loan products for the 2008 tax season and fewer relationships with third-party preparers for the 2008 tax season as we elected to not renew contracts with certain third-party preparers and negotiated early termination with others. Currently, H&R Block is the only third-party preparer with whom we have an on-going relationship. TFS revenue decreased in 2007 due to higher losses attributable to increased levels of fraud detected by the IRS in tax returns filed in the 2007 tax season and restructured pricing, partially offset by higher loan volume in the 2007 tax season and a change in revenue recognition for fees on TFS’ unsecured product.

Gains on receivable sales to HSBC affiliates consists primarily of daily sales of domestic private label receivable originations, real estate secured receivables and certain credit card account originations to HSBC Bank USA. In 2008, gain on receivable sales to HSBC affiliates decreased primarily due to lower premiums on our domestic private label receivables reflecting the deteriorating credit environment, partially offset by higher originations and premiums on co-brand credit card accounts. In 2007, the increase in the gain on receivable sales to HSBC affiliates reflected higher sales volumes of domestic private label receivable and credit card account originations and higher premiums on our credit card sales volumes, partially offset by lower premiums on our domestic private label sales volumes and a $16 million loss in 2007 on the sale of real estate secured receivables to HSBC Bank USA as discussed above.

HSBC Finance Corporation

Servicing fees from HSBC affiliates, which represents revenue received under service level agreements under which we service credit card and domestic private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates, increased in 2008 primarily due to increases in the fees we charge for servicing activities related to the credit card receivable portfolio as a result of higher collection costs. The increase in 2007 primarily related to higher levels of receivables being serviced on behalf of HSBC Bank USA as compared to 2006.

Lower of cost or fair value adjustment on receivables held for sale reflects the significant levels of receivables transferred to receivables held for sale and the impact of current market conditions on pricing as discussed above.

Other income decreased during 2008 and 2007. The following table summarizes significant components of other income for the years presented:

Year Ended December 31,	2008	2007	2006

	(in millions)

Gains (loss) on real estate secured receivable sales	$(13)	$(228)	$52
Gains (loss) on miscellaneous asset sales, including real estate investments	65	50	83
Securitization related revenue	9	70	167
Gain on sale of Visa Class B shares in 2008 and MasterCard Class B shares in 2007	11	113	-
Other, net	(88)	36	45

	$(16)	$41	$347

The significant loss on real estate secured receivable sales in 2007 reflects the downturn in the mortgage lending industry which began in late 2006 and its impact on our former Decision One mortgage operations. Lower securitization revenue in 2008 and 2007 reflects the decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings which do not receive sale treatment. Other, net in 2008 includes a $82 million translation loss on affiliate preferred stock received in the sale of the U.K. credit card business which is denominated in pound sterling.

Operating expenses The following table summarizes operating expenses:

Year Ended December 31,	2008	2007	2006

	(in millions)

Salaries and employee benefits	$1,680	$2,086	$2,091
Sales incentives	55	186	335
Occupancy and equipment expenses	208	311	256
Other marketing expenses	354	727	791
Real estate owned expenses	342	333	216
Other servicing and administrative expenses	1,099	769	627
Support services from HSBC affiliates	1,029	1,122	1,012
Amortization of intangibles	181	253	269
Policyholders’ benefits	199	231	252
Goodwill and other intangible asset impairment charges	329	4,513	-

Operating expenses	$5,476	$10,531	$5,849

Salaries and employee benefits included severance costs of $28 million in 2008 related to the decisions to close two servicing facilities, discontinue auto loan originations from our dealer and direct-to-consumer channels and reduce headcount in our Card and Retail Services business, and $37 million in 2007 related to the decisions to cease operations of our Mortgage Services business, reduce our Consumer Lending branch network and close a facility in Carmel, Indiana. Excluding these severance costs from both years, salaries and employee benefits were

HSBC Finance Corporation

significantly lower in 2008 and 2007 reflecting the reduced scope of our business operations, including the changes in headcount from the strategic decisions discussed above, the impact of entity-wide initiatives to reduce costs as well as lower salary costs derived from an increase in customer service, systems, collections and accounting services provided by an HSBC affiliate located outside the United States. As a result of these actions as well as the sale of our U.K. and Canadian Operations, we ended 2008 with approximately 19,020 employees compared to approximately 27,980 employees at the end of 2007. Decreases in salaries and employee benefits during both years were partially offset by higher salary expense resulting from increased collection capacity. Salary and employee benefits in 2008 also reflects the closing of an additional 200 branches in the Consumer Lending branch network from the ongoing branch optimization program as well as the impact of a review of our benefit accruals which increased salaries and employee benefits by $52 million.

Sales incentives decreased in 2008 and 2007 as a result of the decision in 2007 to cease operations of our Mortgage Services business as well as lower origination volumes in our Consumer Lending business resulting from the changes in product offerings since mid-2007 and the economic and market conditions described above.

Occupancy and equipment expenses included lease termination and associated costs of $14 million and $44 million in 2008 and 2007, respectively, as well as fixed asset write offs of $17 million in 2007 related to the strategic decisions discussed above. Excluding the impact of these strategic decisions, occupancy and equipment expenses were lower in both years. The decrease in 2008 and 2007 reflects lower depreciation and utilities expenses and lower rental expense resulting from the strategic decisions discussed above which reduced the scope of our business operations, and, in 2008, the closure of 200 Consumer Lending branches. The decreases in 2007 were partially offset by higher repair and maintenance costs.

Other marketing expenses includes payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in 2008 and 2007 reflects the decision in the second half of 2007 and 2008 to reduce credit card, co-branded credit card and personal non-credit card marketing expenses in an effort to reduce risk and slow receivable growth in these portfolios.

Real estate owned expenses increased in 2008 and 2007 as a result of higher levels of real estate owned due to increases in foreclosure activities as well as higher average loss on sale of REO properties.

Other servicing and administrative expenses increased in 2008 primarily as a result of lower deferred origination costs due to lower origination volumes as well as higher third party collection costs and lower estimates of interest on taxes receivable. The increase in 2007 reflects the impact of lower deferred origination costs discussed above, partially offset by lower insurance operating expenses. Our receivable/payable for interest on tax related items is recorded as a component of other servicing and administrative expenses. In 2008, we decreased our estimate of interest receivable by approximately $40 million due to changes related to various contingent tax items with the taxing authority as compared to 2007 where we had increased our estimate of interest receivable of approximately $72 million.

Support services from HSBC affiliates includes technology and other services charged to us by HTSU as well as services charged to us by an HSBC affiliate located outside of the United States providing operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates decreased during 2008 as a result of reductions in support services due to reducing the scope of our business operations, partially offset by an increase in the use of services provided by an HSBC affiliate located outside of the United States. Support services from HSBC affiliates increased in 2007 to support higher levels of average receivables as well as an increase in the use of services provided by an HSBC affiliate located outside the United States.

Amortization of intangibles decreased in 2008 due to lower amortization for customer relationships as a result of the write off in the fourth quarter of 2007 of these relationships related to our acquisition by HSBC. Amortization of intangibles also decreased in 2008 as certain retail merchant relationships became fully amortized in the first quarter of 2008. Amortization of intangibles decreased in 2007 as an individual contractual relationship became fully amortized in the first quarter of 2006.

HSBC Finance Corporation

Policyholders’ benefits decreased during 2008 primarily due to lower claims on credit life and disability insurance policies, partially offset by higher involuntary unemployment claims and claims incurred on the simplified issue term life product.

Goodwill and other intangible asset impairment charges in 2008 reflects the impairment charge of $329 million for our Card and Retail Services business as previously discussed. The following table summarizes the impairment charges for our Mortgage Services, Consumer Lending and Auto Finance businesses during 2007 as previously discussed:

	Mortgage	Consumer	Auto
Year Ended December 31, 2007	Services	Lending	Finance	Total

Goodwill	$881	$2,462	$312	$3,655
Tradenames	-	700	-	700
Customer relationships	-	158	-	158

	$881	$3,320	$312	$4,513

Efficiency ratio Our efficiency ratio from continuing operations was 35.68 percent in 2008 compared to 66.54 percent in 2007 and 40.18 percent in 2006. Our efficiency ratio in 2008 and 2007 was significantly impacted by the change in the credit risk component of our fair value optioned debt and goodwill impairment charges and in 2007, the other intangible asset impairment charges discussed above. Excluding these items from the periods presented, our efficiency ratio increased 65 basis points in 2008 as a result of lower net interest income and other revenues due to lower receivable levels and the deterioration in credit quality discussed above which contributed to net interest income and fee income decreasing more rapidly than the decrease in operating expenses. Excluding the credit risk component of our fair value optioned debt and the goodwill and other intangible asset impairment charges in 2007, our efficiency ratio increased 152 basis points in 2007. This deterioration was primarily due to realized losses on real estate secured receivable sales, lower derivative income and higher operating expenses, partially offset by higher fee income and higher net interest income due to higher levels of average receivables.

Income taxes Our effective tax rates were as follows:

Year Ended December 31,	Effective Tax Rate

2008	(29.8)%
2007	(17.3)
2006	36.0

The effective income tax rate for continuing operations in 2008 as compared to 2007 was significantly impacted by the higher non-deductible goodwill impairment recorded in 2007 and an increase to the deferred tax valuation allowance in 2008. The effective tax rate for continuing operations for 2007 as compared to 2006 was significantly impacted by the non-deductible goodwill impairment charges previously discussed, the acceleration of tax from sales of leveraged leases, the establishment of a valuation allowance in 2007 and a shift from pretax income to a loss. See Note 17, “Income Taxes,” for a reconciliation of our effective tax rate.

Segment Results – IFRS Management Basis

Through December 31, 2007, we reported the results of operations in three business segments: Consumer, Credit Card Services and International. In May 2007, we decided to integrate our Retail Services business, which had historically been included in the Consumer Segment, into our Credit Card Services business. In the first quarter of 2008, we completed the integration of management reporting for our Credit Card Services and Retail Services business which has resulted in the combination of these previously separate businesses into one reporting unit and began reporting results for Card and Retail Services as one segment. Our segment disclosures are reported on a continuing operations basis. As discussed in Note 3, “Discontinued Operations,” our U.K. and Canadian

HSBC Finance Corporation

Operations, which were previously reported in the International Segment, are now reported as discontinued operations and are no longer included in our segment presentation.

Beginning in the second quarter of 2008 and going forward, we are reporting our financial results under two reportable segments: Consumer and Card and Retail Services. Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. The “All Other” caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold test under SFAS No. 131 for determining reportable segments, as well as our corporate and treasury activities. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in the basis of our segmentation or measurement of segment profit as compared with the presentation in our 2007 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Upon the completion of the sale of the aforementioned GM and UP Portfolios and auto finance receivables in January 2009, IFRS Management Basis results will also assume that these receivables have not been sold and remain on our balance sheet for the reasons discussed below. Additionally, IFRS Management Basis assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 23, “Business Segments.”

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31,	2008	2007	2006

	(dollars are in millions)

Net income (loss)(1)(2)	$(4,063)	$(2,048)	$638
Net interest income	5,527	7,100	7,406
Other operating income	(8)	(192)	367
Loan impairment charges	10,019	7,695	4,353
Operating expenses	1,849	2,462	2,431
Intersegment revenues	190	211	206
Customer loans	100,176	117,464	126,552
Assets	93,614	113,675	127,329
Net interest margin	5.06%	5.78%	6.12%
Return on average assets	(3.89)	(1.68)	.52

(1)	The Consumer Segment net income (loss) reported above includes a net loss of $(2,167) million in 2008, $(1,828) million in 2007 and $(737) million in 2006 for our Mortgage Services business which is no longer generating new loan origination volume as a result of the decisions in 2007 to discontinue correspondent channel acquisitions and cease Decision One operations.

(2)	The Consumer Segment net income (loss) reported above includes net income (loss) of $(53) million in 2008, $144 million in 2007 and $189 million in 2006 for our Auto Finance business which discontinued new auto loan originations from the dealer and direct-to-consumer channels in July 2008 and discontinued originating auto loans through the Consumer Lending branch networks in January 2009.

HSBC Finance Corporation

2008 net loss compared to 2007 Our Consumer segment reported a higher net loss in 2008 as compared to the year-ago period due to higher loan impairment charges and lower net interest income, partially offset by higher other operating income and lower operating expenses.

Loan impairment charges for the Consumer segment increased significantly in 2008 reflecting higher credit loss estimates due to the following:

•	Higher overall levels of charge-off and contractual delinquency including higher roll rates due to the continued weakening of the U.S. economy and rising unemployment, with delinquency increasing most significantly in the first-lien portion of our Consumer Lending and Mortgage Services real estate secured receivable portfolios;

•	Continued deterioration in real estate values;

•	Portfolio seasoning;

•	Lower real estate secured receivable prepayments;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets;

•	Increased levels of personal bankruptcy filings in our personal non-credit card receivable portfolio; and

•	Higher delinquency levels in the early stage delinquency buckets and higher roll rates in our real estate secured receivable portfolios.

In 2008, credit loss reserves increased as loan impairment charges were $2.7 billion greater than net charge-offs.

The decrease in net interest income was due to lower average customer loans, lower origination volumes, lower levels of performing receivables and lower overall yields. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets and lower amortization of net deferred fees due to lower loan prepayments and lower origination volumes. The decrease in net interest margin was primarily a result of the lower overall yields. Cost of funds was essentially flat as the impact of wider credit spreads on long-term borrowings offset decreases in short term interest rates in 2008. Other operating income increased as other operating income in 2007 included losses on sales of real estate secured receivables by Decision One which ceased operations in the third quarter of 2007. Operating expenses decreased as a result of the reductions in the scope of our business operations and lower staffing costs resulting from the termination of employees as part of the decisions to discontinue new correspondent channel acquisitions, cease Decision One operations and close certain Consumer Lending branches, as well as other cost containment measures, partially offset by higher REO expenses.

ROA was (3.89) percent in 2008 compared to (1.68) percent in 2007. The decrease in the ROA ratio was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

In September 2008, we decided to sell auto finance receivables with an outstanding receivable balance of $3.0 billion to HSBC Bank USA, subject to obtaining the necessary regulatory approvals. We obtained regulatory approval and completed the sale of these receivables in January 2009. We will continue to service these receivables and will receive servicing fee income from HSBC Bank USA. As discussed above, the completion of this sale will have no impact on our segment results as we will continue to report these receivables on an IFRS Management Basis. Upon receipt of regulatory approval for the sale, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council for our entire auto finance receivable portfolio. The adoption of the FFIEC Policies for our auto finance receivable portfolio will result in a one-time charge reducing net income in the first quarter of 2009 by $11 million.

2007 net income (loss) compared to 2006 Our Consumer segment reported a net loss in 2007 due to higher loan impairment charges, lower other operating income and lower net interest income.

HSBC Finance Corporation

Loan impairment charges for the Consumer segment increased significantly in 2007 reflecting higher loss estimates in our Consumer Lending and Mortgage Services businesses due to the following:

•	Consumer Lending experienced higher loss estimates primarily in its real estate secured receivable portfolio due to higher levels of charge-off and delinquency driven by an accelerated deterioration of portions of the real estate secured receivable portfolio in the second half of 2007. Weakening early stage delinquency previously reported continued to worsen in 2007 and migrate into later stage delinquency due to the marketplace changes previously discussed. Lower receivable run-off, growth in average receivables and portfolio seasoning also resulted in a higher real estate secured credit loss provision. Also contributing to the increase were higher loss estimates in second lien loans purchased in 2004 through the third quarter of 2006. At December 31, 2007, the outstanding principal balance of these acquired second lien loans was approximately $1.0 billion. Additionally, higher loss estimates in Consumer Lending’s personal non-credit card portfolio contributed to the increase due to seasoning, a deterioration of 2006 and 2007 vintages in certain geographic regions and increased levels of personal bankruptcy filings as compared to the exceptionally low filing levels experienced in 2006 as a result of a new bankruptcy law in the United States which went into effect in October 2005.

•	Mortgage Services experienced higher levels of charge-offs and delinquency as portions of the portfolios purchased in 2005 and 2006 continued to season and progress as expected into later stages of delinquency and charge-off. Additionally during the second half of 2007, our Mortgage Services portfolio also experienced higher loss estimates as receivable prepayments continued to slow and the mortgage lending industry trends we had been experiencing worsened.

In 2007, credit loss reserves for the Consumer segment increased as loan impairment charges were $3.4 billion greater than net charge-offs. In 2006, credit loss reserves for the Consumer segment increased as loan impairment charges were $1.6 billion greater than net charge-offs.

Net interest income decreased as higher finance and other interest income, primarily due to higher average customer loans and higher overall yields, was more than offset by higher interest expense. This decrease was partially offset by a reduction in net interest income in 2006 of $120 million due to an adjustment to recognize prepayment penalties on real estate secured loans over the expected life of the product. Overall yields reflect growth in unsecured customer loans at current market rates. The higher interest expense was due to significantly higher cost of funds. The decrease in net interest margin was a result of the cost of funds increasing more rapidly than our ability to increase receivable yields. However in the second half of 2007, the decrease in net interest margin was partially offset by a shift in mix to higher yielding Consumer Lending real estate secured receivables resulting from attrition in the lower yielding Mortgage Services real estate secured receivable portfolio. Additionally, these higher yielding Consumer Lending real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. Overall yield improvements were partially offset by the impact of growth in non-performing assets. Other operating income decreased primarily due to losses on loans held for sale by our Decision One mortgage operations, losses on our real estate owned portfolio and the loss on the bulk sales during 2007 from the Mortgage Services portfolio. Operating expenses were higher due to restructuring charges of $103 million, including the write-off of fixed assets, related to the decisions to discontinue correspondent channel acquisitions, to cease Decision One operations, to close a loan underwriting, processing and collection facility in Carmel, Indiana and to reduce the Consumer Lending branch network, as well as the write off of $46 million of goodwill related to the acquisition of Solstice Capital Group, Inc. which was included in the Consumer segment results. These increases were partially offset by lower professional fees and lower operating expenses resulting from lower mortgage origination volumes and the termination of employees as part of the decision to discontinue new correspondent channel acquisitions and to cease Decision One operations.

ROA was (1.68) percent for 2007 compared to .52 percent in 2006. The decrease in the ROA ratio was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$73,819	$(12,615)	(14.6)%	$(21,676)	(22.7)%
Private label	51	(88)	(63.3)	(261)	(83.7)
Auto finance	10,703	(2,210)	(17.1)	(1,764)	(14.1)
Personal non-credit card	15,603	(2,375)	(13.2)	(2,675)	(14.6)

Total customer loans	$100,176	$(17,288)	(14.7)%	$(26,376)	(20.8)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Mortgage Services	$27,627	$(8,589)	(23.7)%	$(21,969)	(44.3)%
Consumer Lending	46,192	(4,026)	(8.0)	293	.6

Total real estate secured	$73,819	$(12,615)	(14.6)%	$(21,676)	(22.7)%

Customer loans decreased 15 percent at December 31, 2008 as compared to $117.5 billion at December 31, 2007. Real estate secured receivables decreased from the year-ago period due to the following;

•	Lower receivable balances in our Mortgage Services business as new correspondent channel acquisitions were discontinued in March 2007 and the balances will continue to decline going forward as loan balances liquidate;

•	Tightened credit criteria and underwriting practices in our Consumer Lending business since mid-2007 which included discontinuation of certain loan products, including adjustable rate, stated income, and interest-only mortgages in order to reduce risk and limit growth. Termination of Consumer Lending originations will continue to reduce the balance of our Consumer Lending real estate secured loans; and

•	Portfolio sales of approximately $640 million from our Mortgage Services business and approximately $600 million from our Consumer Lending real estate secured portfolio during 2008.

The decrease in real estate secured receivables was partially offset by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry as well as the delay in foreclosure activity previously discussed. Our auto finance portfolio decreased due to lower originations in the dealer network portfolios as a result of actions taken since mid-2007 to reduce risk in the portfolio as well as the decision in July 2008 to discontinue new auto loan originations from the dealer and direct-to-consumer channels. Personal non-credit card receivables decreased as a result of the actions taken since mid-2007 by our Consumer Lending business to reduce risk and limit growth going forward, including the elimination of guaranteed direct mail loans to new customers, the discontinuance of personal homeowner loans and tightening underwriting criteria. Originations of personal non-credit card receivables have been terminated.

Customer loans decreased 7 percent to $117.5 billion at December 31, 2007 as compared to $126.6 billion at December 31, 2006. The decrease in real estate secured loans was primarily in our Mortgage Services portfolio as a result of revisions to its business plan as discussed above which resulted in a significant decrease in the Mortgage Services portfolio. This attrition was partially offset by a decline in loan prepayments due to fewer refinancing

HSBC Finance Corporation

opportunities for our customers as a result of the previously discussed trends impacting the mortgage lending industry. The decrease in our Mortgage Services portfolio was partially offset by growth in our Consumer Lending branch business. Growth in our branch-based Consumer Lending business improved due to higher sales volumes and the decline in loan prepayments discussed above. However, this growth was partially offset by the actions taken in the second half of 2007 to reduce risk going forward in our Consumer Lending business. These actions, when coupled with the significant reduction in demand for subprime loans across the industry, resulted in loan attrition in the fourth quarter of 2007. Growth in our auto finance portfolio reflects organic growth principally in the near-prime portfolio as a result of growth in our direct to consumer business, partially offset by lower originations in the dealer network portfolio as a result of actions taken to reduce risk in the portfolio in the second half of 2007. Personal non-credit card receivables decreased during 2007 as a result of the actions taken in the second half of the year by our Consumer Lending business to reduce risk as previously discussed.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment for the years ended December 31, 2008, 2007 and 2006.

Year Ended December 31,	2008	2007	2006

	(dollars are in millions)

Net income	$520	$1,436	$1,736
Net interest income	5,083	4,776	4,333
Other operating income	3,185	3,793	2,902
Loan impairment charges	5,292	3,873	2,129
Operating expenses	2,139	2,437	2,409
Intersegment revenues	35	71	56
Customer loans	46,730	49,733	46,366
Assets	44,160	48,931	47,845
Net interest margin	10.74%	10.17%	9.95%
Return on average assets	1.15	3.09	3.96

2008 net income compared to 2007 Our Card and Retail Services segment reported lower net income in 2008. The lower net income was primarily due to higher loan impairment charges and lower other operating income, partially offset by higher net interest income and by lower operating expenses. Loan impairment charges were higher due to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment rates and lower recovery rates on defaulted loans. In the second half of 2008, the significant increase in unemployment rates has resulted in accelerated deterioration in our delinquency levels, including significant increases in early stage delinquency and higher roll rates. In 2008, we increased credit loss reserves to $4.4 billion as loan impairment charges were $1.1 billion greater than net charge-offs.

Net interest income increased due to lower interest expense, partially offset by higher interest charge-off due to the impact of credit deterioration. The increase in net interest margin reflects lower cost of funds, partially offset by the lower overall yields.

Decreases in other operating income were primarily due to changes in fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008, higher fee charge-offs due to credit deterioration, and lower cash advance and interchange fees due to lower volumes, partially offset by increased late fees due to higher delinquencies, higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plans and from an $11 million gain recorded on the sale of our Visa Class B shares. Additionally, 2007 benefited from the $113 million gain recorded on the sale of our portfolio of MasterCard Class B shares. Operating expenses reflect lower marketing expenses in our effort to slow receivable growth in our credit card portfolio and lower salaries expenses, partially offset by higher third party collection expenses.

HSBC Finance Corporation

The decrease in ROA in 2008 is due to lower net income as discussed above, partially offset by lower average assets.

As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in the third quarter of 2008 we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland and eliminated positions across a number of different functions. The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services business. Additionally, in the fourth quarter of 2008, we decided to reduce headcount in our Card and Retail Services business. As a result of these decisions, in 2008 we recorded $9 million of one-time termination and other employee benefits and $6 million of lease termination and associated costs.

In 2008, we decided to sell our GM and UP Portfolios to HSBC Bank USA in order to maximize the efficient use of liquidity at each entity, subject to obtaining the necessary regulatory approval. The outstanding receivable balance of the GM and UP Portfolios at December 31, 2008 was $6.4 billion and $6.1 billion, respectively. We completed the sale of the GM and UP Portfolios immediately upon receipt of regulatory approval in January 2009. Subsequent to the initial sale of receivables, additional receivable originations will be sold to HSBC Bank USA on a daily basis. We will, however, maintain the customer account relationships and continue to service the GM and UP portfolios for a fee. As discussed above, the completion of these sales will have no impact on our segment results as we will continue to report these receivables on an IFRS Management Basis.

On December 18, 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration jointly issued a final rule that will be effective July 1, 2010 and will among other things, place restrictions on applying interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments may be allocated to amounts due and penalty rates may be charged on past due balances, and limit certain fees. We are already compliant with some of its provisions. We currently believe such changes will have a material adverse effect on our results of operations.

2007 net income compared to 2006 Our Card and Retail Services segment reported lower net income in 2007 primarily due to higher loan impairment charges, partially offset by higher net other operating revenue and higher interest income. Loan impairment charges were higher due to higher delinquency levels as a result of receivable growth, the impact of marketplace changes and the weakening U.S. economy as discussed above, a continued shift in mix to higher levels of non-prime receivables and portfolio seasoning as well as an increase in bankruptcy filings as compared to the prior year which benefited from reduced levels of personal bankruptcy filings following the enactment of a new bankruptcy law in the United States in October 2005. In 2007, we increased credit loss reserves to $3.4 billion as loan impairment charges were $1.1 billion greater than net charge-offs. In 2006, credit loss reserves increased to $2.3 billion as loan impairment charges were $330 million greater than net charge-offs.

Net interest income increased due to higher overall yields due in part to higher levels of near-prime and non-prime customer loans as well as the addition of new private label merchant relationships in 2007 and 2006, partially offset by higher interest expense. Net interest margin increased in 2007 primarily due to higher overall yields due to increases in non-prime customer loans, higher pricing on variable rate products and other pricing initiatives, partially offset by a higher cost of funds. Net interest income during 2006 benefited from the implementation of a methodology for calculating the effective interest rate for introductory rate credit card customer loans under IFRSs over the expected life of the product. Of the amount recognized, $131 million increased net interest income in 2006 which otherwise would have been recorded in prior periods.

Increases in other operating income resulted from loan growth which resulted in higher late fees and overlimit fees and higher enhancement services revenue. These increases were partially offset by changes in fee practices implemented during the fourth quarter of 2007. Additionally, we recorded a gain of $113 million on the sale of our portfolio of MasterCard Class B shares. Operating expenses were slightly higher in 2007 to support receivable growth in the first half of 2007, partially offset by the decision to decrease marketing expense beginning in the third quarter of 2007 to slow receivable growth as well as lower salary expense due to efficiencies from the integration of the Metris acquisition which occurred in December 2005.

The decrease in ROA in 2007 is due to higher average assets and the lower net income as discussed above.

HSBC Finance Corporation

Customer loans Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2007		2006
	2008	$	%	$	%

	(dollars are in millions)

Credit card	$28,646	$(2,338)	(7.5)%	$570	2.0%
Private label	17,941	(616)	(3.3)	(98)	(.5)
Other	143	(49)	(25.5)	(108)	(43.0)

Total loans	$46,730	$(3,003)	(6.0)%	$364	.8%

Customer loans decreased 6 percent to $46.7 billion at December 31, 2008 compared to $49.7 billion at December 31, 2007 reflecting the aforementioned actions taken in the fourth quarter of 2007 and continuing into 2008 to limit growth. Additionally lower private label receivable levels reflect the termination of unprofitable retail partners.

Customer loans increased 7 percent to $49.7 billion at December 31, 2007 compared to $46.4 billion at December 31, 2006. The increase reflects strong domestic organic growth in our General Motors, Union Privilege, Metris and non-prime credit card portfolios as well as in our co-branded card portfolio which was launched during the third quarter of 2006. The increase in our private label portfolio was due to organic growth.

Reconciliation of Segment Results As previously discussed, segment results are reported on an IFRS Management Basis. See Note 23, “Business Segments,” to the accompanying financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 23, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Management Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

Delinquency and Charge-off Policies and Practices Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates and significant catastrophic events such as natural disasters and global pandemics. The levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

Our credit and portfolio management procedures focus on risk-based pricing and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of new accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous marketing, credit and risk management tests. However, beginning in 2007 and continuing through 2008 we found consumer behavior has deviated from historical patterns due to the housing market deterioration, rising unemployment rates and recessionary pressures, creating increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers, as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.

HSBC Finance Corporation

Our charge-off policies focus on ethically maximizing the amount of cash collected from a customer while not incurring excessive collection expenses on a customer who will likely be ultimately uncollectible. We believe our policies are responsive to the specific needs of our customer segment. Our real estate and auto finance charge-off policies consider customer behavior in that initiation of foreclosure or repossession activities often prompts repayment of delinquent balances. Our collection procedures and charge-off periods, however, are designed to avoid foreclosure or repossession whenever it makes economic sense to do so. Our credit card charge-off policy is consistent with industry practice. Charge-off periods for our personal non-credit card product were designed to be responsive to our customer needs and may therefore be longer than bank competitors who serve a different market. Our loss reserve estimates consider our charge-off policies to ensure appropriate reserves exist. We believe our current charge-off policies are appropriate and result in proper loss recognition.

Delinquency Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account to current (a “re-age”), based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably and economically possible. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios. In previous filings, we referred to re-aged accounts as restructured accounts. Beginning in the third quarter of 2008, we changed our terminology in an effort to clarify our practices as we believe the industry generally uses the term “re-age” rather than “restructure”.

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	2008				2007
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of Delinquency:
Continuing operations:
Real estate secured(1)	$10,197	$8,022	$6,969	$6,899	$6,330	$5,070	$3,989	$3,617
Auto finance	537	508	441	366	480	439	373	286
Credit card	1,908	1,772	1,609	1,692	1,749	1,516	1,270	1,233
Private label(2)	16	17	19	23	29	29	30	33
Personal non-credit card	2,968	2,728	2,591	2,632	2,613	2,219	1,948	1,820

Total consumer – continuing operations	15,626	13,047	11,629	11,612	11,201	9,273	7,610	6,989
Discontinued operations	-	211	204	579	591	597	602	616

Total consumer	$15,626	$13,258	$11,833	$12,191	$11,792	$9,870	$8,212	$7,605

Delinquency Ratio:
Continuing operations:
Real estate secured(1)	14.17%	10.76%	8.87%	8.42%	7.49%	5.83%	4.51%	3.90%
Auto finance	5.16	4.42	3.52	2.87	3.72	3.44	2.96	2.32
Credit card	7.12	6.45	5.79	5.90	5.81	5.26	4.48	4.55
Private label(2)	24.71	22.07	20.08	19.39	20.05	17.20	14.23	12.65
Personal non-credit card	19.06	16.99	15.51	15.14	14.48	12.02	10.59	9.96

Total consumer – continuing operations	12.52	10.06	8.57	8.24	7.69	6.30	5.14	4.64
Discontinued operations	-	5.34	4.46	5.88	5.68	5.79	6.15	6.54

Total consumer	12.52%	9.92%	8.44%	8.09%	7.56%	6.27%	5.20%	4.75%

(1)	Real estate secured two-months-and-over contractual delinquency dollars and as a percent of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are as follows:

HSBC Finance Corporation

	2008				2007
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of Delinquency:
Mortgage Services:
First lien	$3,838	$3,354	$3,301	$3,392	$3,186	$2,630	$2,186	$1,957
Second lien	782	801	891	1,020	1,041	834	660	608

Total Mortgage Services	$4,620	$4,155	$4,192	$4,412	$4,227	$3,464	$2,846	$2,565

Consumer Lending:
First lien	$4,724	$3,176	$2,195	$1,954	$1,622	$1,259	$907	$832
Second lien	853	690	582	530	478	346	236	220

Total Consumer Lending	$5,577	$3,866	$2,777	$2,484	$2,100	$1,605	$1,143	$1,052

Delinquency Ratio:
Mortgage Services:
First lien	18.07%	15.13%	13.79%	13.19%	11.70%	8.98%	7.00%	5.47%
Second lien	18.37	16.64	16.66	17.01	15.61	11.32	8.11	6.72

Total Mortgage Services	18.11%	15.39%	14.31%	13.90%	12.47%	9.45%	7.23%	5.71%

Consumer Lending:
First lien	11.64%	7.67%	5.13%	4.49%	3.72%	2.90%	2.13%	2.01%
Second lien	14.45	11.20	8.97	7.91	6.93	5.01	3.57	3.32

Total Consumer Lending	12.00%	8.13%	5.64%	4.95%	4.15%	3.19%	2.33%	2.19%

(2)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio, slight changes in dollars of delinquency or the outstanding principal balance of the portfolio can result in significant changes in the ratio. Beginning in the first quarter of 2009, we will report this liquidating portfolio prospectively within our personal non-credit card portfolio.

Dollars of contractual delinquency for continuing operations increased $2.6 billion during the fourth quarter of 2008 with the most significant increase coming from the first lien portion of our Consumer Lending real estate secured portfolio. Substantially all receivable products reported higher dollars of contractual delinquency and all receivable products reported increased delinquency ratios due to the following:

•	Continued deterioration in the U.S. economy;

•	Significantly higher unemployment rates during the quarter;

•	Portfolio seasoning; and

•	Higher levels of personal bankruptcy filings.

Our real estate secured receivable portfolios have also continued to experience higher dollars of contractual delinquency as a result of the continued deterioration in the housing and mortgage industry, particularly in the first-lien portion of Consumer Lending’s 2006 and 2007 real estate secured receivable originations and to a lesser extent real estate secured receivable originations in the first half of 2008 due to current economic conditions. Higher dollars of delinquency also reflect the elimination of all one payment re-ages in 2008 and a delay of foreclosure activity in the fourth quarter of 2008 due in part to our implementation of a one-month suspension on all foreclosure proceedings of owner occupied homes in December 2008, as well as a general backlog in foreclosure proceedings by local government and the actions of certain states that lengthened the foreclosure process. As a result, contractually delinquent receivables which would have normally processed to foreclosure and reported as real estate owned continue to be reported as contractually delinquent receivables. Our credit card and personal non-credit card receivable portfolios are reporting higher dollars of contractual delinquency, particularly in the geographic regions most impacted by the housing market downturn and rising unemployment rates.

Compared to September 30, 2008, our delinquency ratio from continuing operations increased 246 basis points at December 31, 2008. All receivable products reported higher delinquency ratios for the current quarter in part as a

HSBC Finance Corporation

result of lower receivable levels as a result of lower origination volumes due to the risk mitigation efforts and changes to our product offerings and the current marketplace conditions as well as portfolio run-off, partially offset by a decline in loan prepayments as previously discussed. Lower receivable levels will continue to negatively impact our delinquency ratio. Our delinquency ratio also increased for the reasons discussed above.

We anticipate that delinquency dollars and ratios will continue to increase in response to continued depreciation in home values, rising unemployment rates and the overall condition of the U.S. economy. In the event current economic conditions continue to worsen considerably including continuing increases in unemployment rates, there could be a significant negative impact on delinquency, charge-offs and loss estimates across all portfolios.

Compared to December 31, 2007, our total consumer delinquency ratio for continuing operations increased 483 basis points largely due to higher real estate secured delinquency levels. We experienced higher dollars and ratios of delinquency across all products for the reasons discussed above.

See “Customer Account Management Policies and Practices” regarding the treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools. See Note 2, “Summary of Significant Accounting Policies,” for a detail of our charge-off policy by product.

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-off of consumer receivables as a percent of average consumer receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, for periods following the transfer to the held for sale classification, the receivables are no longer included in average consumer receivable balance as such loans are carried at the lower of cost or fair value and there are no longer any charge-offs reported associated with these receivables.

	2008					2007					2006
	Full	Quarter Ended(4)				Full	Quarter Ended(4)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net Charge-off Dollars:
Continuing operations:
Real estate secured(1)	$4,270	$951	$1,178	$1,175	$966	$2,127	$654	$556	$506	$411	$898
Auto finance(3)	680	213	173	135	159	515	163	143	98	111	418
Credit card(3)	2,778	619	652	774	733	2,080	604	506	480	490	1,391
Private label(2)	29	5	7	8	9	36	6	10	11	9	30
Personal non-credit card	2,253	572	621	562	498	1,518	397	407	380	334	1,239

Total consumer – continuing operations(3)	10,010	2,360	2,631	2,654	2,365	6,276	1,824	1,622	1,475	1,355	3,976
Discontinued operations	265	29	48	87	101	440	123	104	96	117	541

Total consumer	$10,275	$2,389	$2,679	$2,741	$2,466	$6,716	$1,947	$1,726	$1,571	$1,472	$4,517

Net Charge-off Ratio:
Continuing operations:
Real estate secured(1)	5.47%	5.22%	6.22%	5.85%	4.64%	2.37%	3.04%	2.53%	2.21%	1.75%	1.01%
Auto finance(3)	5.94	10.48	5.68	4.29	4.94	4.10	5.10	4.50	3.13	3.62	3.68
Credit card(3)	12.00	17.02	13.06	10.85	9.91	7.32	8.22	7.01	6.90	7.12	5.59
Private label(2)	29.61	29.76	33.63	29.23	27.36	16.56	16.59	20.53	18.15	12.56	8.67
Personal non-credit card	13.46	14.49	15.19	13.18	11.23	8.28	8.70	8.82	8.30	7.28	7.24

Total consumer – continuing operations(3)	7.73	8.47	8.47	7.66	6.59	4.20	4.98	4.38	3.92	3.56	2.79
Discontinued operations	4.34	5.03	4.79	4.33	4.02	4.47	4.70	4.20	3.99	5.00	5.75

Total consumer	7.58%	8.40%	8.35%	7.47%	6.42%	4.22%	4.96%	4.37%	3.92%	3.64%	2.97%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables – continuing operations	5.91%	5.64%	6.62%	6.17%	5.25%	2.74%	3.91%	2.97%	2.30%	1.89%	1.25%

HSBC Finance Corporation

(1)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables for our Mortgage Services and Consumer Lending businesses are as follows:

	2008					2007					2006
	Full	Quarter Ended (Annualized)				Full	Quarter Ended (Annualized)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

Net Charge-off Dollars:
Mortgage Services:
First lien	$1,391	$301	$421	$389	$280	$521	$162	$147	$104	$108	$286
Second lien	1,653	333	420	474	426	1,018	306	269	254	189	245

Total Mortgage Services	$3,044	$634	$841	$863	$706	$1,539	$468	$416	$358	$297	$531

Consumer Lending:
First lien	$555	$134	$154	$143	$124	$332	$113	$79	$59	$81	$300
Second lien	671	183	183	169	136	256	73	61	89	33	67

Total Consumer Lending	$1,226	$317	$337	$312	$260	$588	$186	$140	$148	$114	$367

Net Charge-off Ratio:
Mortgage Services:
First lien	5.82%	5.58%	7.37%	6.25%	4.24%	1.60%	2.29%	1.93%	1.20%	1.16%	0.77%
Second lien	30.52	29.01	33.05	33.45	26.90	12.15	17.42	13.89	11.81	7.97	2.38

Total Mortgage Services	10.38%	9.67%	12.04%	11.29%	8.62%	3.77%	5.30%	4.36%	3.32%	2.55%	1.12%

Consumer Lending:
First lien	1.31%	1.32%	1.48%	1.33%	1.14%	0.79%	1.04%	0.74%	0.56%	0.80%	0.85%
Second lien	10.41	12.15	11.59	10.20	7.95	3.79	4.21	3.59	5.44	1.99	1.12

Total Consumer Lending	2.52%	2.72%	2.81%	2.50%	2.06%	1.20%	1.47%	1.13%	1.23%	0.97%	0.89%

(2)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio, slight changes in net charge-off dollars or the average principal balance of the portfolio can result in significant changes in the ratio. Beginning in the first quarter of 2009, we will report this liquidating portfolio prospectively within our personal non-credit card portfolio.

(3)	The trend in net charge-off dollars and ratios for our credit card portfolio was significantly impacted by the transfer of AFL-CIO Union Plus MasterCard/Visa receivables with an outstanding principal balance of $6.1 billion to held for sale in October 2008 and the transfer of General Motors MasterCard and certain Core and Metris credit card receivables with an outstanding principal balance of $6.6 billion and $2.0 billion, respectively, to receivables held for sale in June 2008. In addition, the trend in the net charge-off ratio for our auto finance portfolio was significantly impacted by the transfer of auto finance receivables with an outstanding principal balance of $3.0 billion to held for sale in September 2008. The following table presents, on a proforma basis, the net charge-off dollars and ratios for the credit card and auto finance portfolios and for total consumer-continuing operations assuming these receivables had not been transferred to held for sale and continued to be held for investment, with the related charge-offs incurred reflected in the charge-off data presented:

	2008					2007					2006
	Full	Quarter Ended (Annualized)				Full	Quarter Ended (Annualized)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net Charge-off Dollars including Held for Sale Receivables:
Auto finance	$680	$213	$173	$135	$159	$515	$163	$143	$98	$111	$418
Credit card	3,191	941	743	774	733	2,080	604	506	480	490	1,391
Total consumer – continuing operations	10,423	2,682	2,722	2,654	2,365	6,276	1,824	1,622	1,475	1,355	3,976
Net Charge-off Ratio-including Held for Sale receivables:
Auto finance	5.59%	7.79%	5.68%	4.29%	4.94%	4.10%	5.10%	4.50%	3.13%	3.62%	3.68%
Credit card	11.30	13.93	10.68	10.85	9.91	7.32	8.22	7.01	6.90	7.12	5.59
Total consumer – continuing operations	7.70	8.46	8.24	7.66	6.59	4.20	4.98	4.38	3.92	3.56	2.79

(4)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

HSBC Finance Corporation

Our net charge-off ratio for continuing operations increased 353 basis points for the full year of 2008 as compared to the full year of 2007 due to higher dollars of net charge-offs and lower average consumer receivables. Lower average receivables reflects lower origination volumes due to the previously mentioned changes to our product offerings resulting from our risk mitigation efforts and the impact of current market conditions, portfolio run-off and the transfer of the credit card and auto finance receivables discussed above, with an outstanding principal balance of $17.7 billion at the time of transfer, to receivables held for sale. The transfer of these credit card and auto finance receivables to held for sale had a significant impact on the charge-off ratios for these products as a substantial majority of the receivables transferred to held for sale were prime credit card receivables and non-delinquent auto receivables. The increase in the net charge-off ratio was partially offset due to run-off and charge-off of second lien loans which resulted in a higher percentage of first lien Mortgage Services loans, which generally have lower loss severities than second lien loans.

The higher dollars of net charge-offs are primarily in our real estate secured, credit card and personal non-credit card portfolios as a result of the following:

•	Higher delinquency levels migrating to charge-off due to:

–	Continued deterioration in the U.S economy and housing markets;

–	Significantly higher unemployment rates; and

–	Portfolio seasoning;

•	Higher levels of bankruptcy filings;

•	Higher loss severities for secured receivables; and

•	Lower recovery rates on credit card receivables.

Charge-off dollars and ratios increased significantly in our real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry, including marked decreases in home values in certain markets and seasoning in our Consumer Lending real estate secured receivable portfolio. The increase in net charge-off dollars and ratios for our real estate secured receivable portfolio was partially offset by the delay of foreclosure activity as discussed above as receivables which otherwise would have charged-off in December 2008 continued to be reported as contractually delinquent. The increase in dollars of net charge-offs in our auto finance portfolio also reflects increased loss severities. Charge-off dollars and ratios in our personal non-credit card receivable portfolio reflect a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions. We also believe the higher net charge-off dollars may have been partially offset by improvements in our domestic collection capacity as well as increases in the volume of receivable re-ages and modifications.

As discussed above, the trend in the net charge-off ratios for our credit card and auto finance portfolios were significantly impacted by the transfer of credit card and auto finance receivables with an outstanding principal balance of $17.7 billion to receivables held for sale as a significant portion of the amount transferred were prime credit card receivables and auto finance receivables which had no corresponding delinquency. The credit card transfers have resulted in a significant shift in mix in our credit card receivable portfolio held for investment to non-prime receivables which generally have higher charge-off rates. Additionally, net charge-offs dollars and ratios for our credit card receivables for the fourth quarter and full year of 2008 were impacted by the sale of $107 million of credit card receivables in December 2008, all of which were greater than 150 days contractually delinquent at the time of the sale. These receivables were charged-off immediately prior to the sale, resulting in an acceleration of charge-offs in the fourth quarter of 2008 which otherwise would have migrated to charge-off in the first quarter of 2009. The increase in the net charge-off ratio trend for our auto finance receivables in the fourth quarter of 2008 was largely attributable to the transfer of approximately $3.0 billion of non-delinquent receivables to held for sale as well as higher loss severities on the remaining portfolio.

Net charge-offs as a percentage of average consumer receivables for continuing operations increased 141 basis points for the full year of 2007 as compared to the full year of 2006. We experienced higher charge-offs across all

HSBC Finance Corporation

products, particularly in our real estate secured and credit card receivable portfolios as discussed above. The increase in our Mortgage Services business reflects the higher delinquency levels discussed above which migrated to charge-off and the impact of lower average receivable levels driven by the elimination of correspondent purchases as well as the sale of $2.7 billion of receivables during 2007. The increase in our Consumer Lending business reflects portfolio seasoning and higher losses in second lien loans purchased in 2004 through the third quarter of 2006. The marked increase in delinquency in our Consumer Lending real estate secured portfolio experienced in the second half of 2007 as a result of marketplace conditions began to migrate to charge-off in 2008. The increase in charge-offs in the credit card portfolio was due to a higher mix of non-prime receivables in our credit card portfolio, portfolio seasoning, increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following effectiveness of a new bankruptcy law in the United States and higher receivable balances. The increase in the auto finance portfolio was due to seasoning of a growing portfolio and weakened performance of certain 2006 originations. The personal non-credit card charge-off ratio increased reflecting portfolio seasoning as well as deterioration of 2006 and 2007 vintages in certain geographic regions.

We experienced an increase in overall net charge-off dollars and ratios across all products in 2007. Higher losses at our Mortgage Services and Consumer Lending businesses as discussed above, as well as portfolio growth and seasoning in our credit card and auto finance portfolios, were major contributing factors to this increase.

The increase in real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2008 and 2007 was primarily due to higher charge-offs in our real estate secured portfolios as discussed above, as well as higher REO expense due to higher levels of owned properties and higher losses on sales due to lower home value appreciation and in some cases home value depreciation.

HSBC Finance Corporation

Nonperforming Assets

At December 31,	2008	2007	2006

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$10,641	$7,322	$4,412
Nonaccrual receivables held for sale	33	27	56
Accruing consumer receivables 90 or more days delinquent	829	1,240	894
Accruing consumer receivables 90 or more days delinquent held for sale	504	-	-

Total nonperforming receivables	12,007	8,589	5,362
Real estate owned	885	1,008	661

Total nonperforming assets – continuing operations	12,892	9,597	6,023
Discontinued operations	-	491	526

Total nonperforming assets	$12,892	$10,088	$6,549

Credit loss reserves as a percent of nonperforming receivables – continuing operations(2)	108.2%	121.2%	116.4%

(1)	Nonaccrual receivables are comprised of the following:

At December 31,	2008	2007	2006

	(in millions)

Real estate secured:
Closed-end:
First lien	$6,419	$3,556	$1,967
Second lien	931	801	535
Revolving:
First lien	8	19	22
Second lien	314	349	24

Total real estate secured	7,672	4,725	2,548
Auto finance	537	480	389
Private label	12	25	31
Personal non-credit card	2,420	2,092	1,444

Total nonaccrual receivables	$10,641	$7,322	$4,412

(2)	Ratio excludes nonperforming loans associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or market. Credit loss reserves as a percentage of nonperforming receivables decreased in 2008 as the majority of the increase in nonperforming receivables was from the first lien real estate secured portfolio which typically carry lower reserve requirements then second lien real estate secured and unsecured receivables.

The increase in 2008 in total nonperforming receivables from continuing operations including nonperforming receivables held for sale, is largely due to higher levels of real estate secured nonaccrual receivables at our Consumer Lending business and higher levels of accruing consumer receivables 90 or more days delinquent due to the higher overall delinquency levels as previously discussed. Total nonperforming real estate secured receivables and real estate owned at December 31, 2008 have been impacted by the delay of foreclosure activity previously discussed.

Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $1.3 billion at December 31, 2008, $1.2 billion at December 31, 2007 and $894 million at December 31, 2006. Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes domestic credit card receivables.

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan

HSBC Finance Corporation

terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“TDR Loans”)

The following table summarizes TDR Loans which are shown as nonperforming assets for continuing operations in the table above:

At December 31,	2008	2007	2006

	(in millions)

Nonaccrual receivables:
Real estate secured	$848	$129	$85
Auto finance	18	16	21
Accruing consumer receivables 90 or more days delinquent	11	11	8

Total	$877	$156	$114

For additional information related to our troubled debt restructurings, see Note 7, “Receivables,” to our accompanying consolidated financial statements.

Credit Loss Reserves We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements to ensure the appropriate reserves exist for products with longer charge-off periods. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-over contractual delinquency and months coverage ratios in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

HSBC Finance Corporation

Credit loss reserves are sensitive to changes in unemployment levels which affects customers’ future ability to repay their loan. For example, had there been an additional 1 percent increase in unemployment during 2008, our credit loss reserves could have been higher by between $.7 billion and $1.5 billion as of December 31, 2008. The relationship between changes in unemployment and credit loss reserves cannot be predicted with any degree of certainty. For example, sharp increases in unemployment may not have a linear impact on the level of increases in credit loss reserves. It is possible that outcomes during the next year could be different from the assumptions built into the models, resulting in material adjustments to the carrying value of our receivables. The impact of future increases in unemployment could be reduced by portfolio attrition and other risk management initiatives.

The following table summarizes credit loss reserves for our continuing operations for the periods indicated:

	At December 31,
	2008		2007		2006		2005		2004

	(dollars are in millions)

Credit loss reserves	$12,415		$10,413		$6,241		$4,209		$3,309
Reserves as a percent of receivables	11.47	%(1)	7.15	%(2)	4.13	%(2)	3.22%		3.50
Reserves as a percent of net charge-offs	130.7	(1)	165.9	(2)	156.9	(2)	131.0	(3)	88.8
Reserves as a percent of nonperforming loans	108.2	(1)	121.2		116.4		112.8		105.9

(1)	Ratio excludes nonperforming loans and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(2)	This ratio was positively impacted in 2007 and 2006 by markedly higher credit loss reserves at our Mortgage Services business and, in 2007 at our Consumer Lending business.

(3)	The acquisition of Metris in December 2005 positively impacted this ratio. Reserves as a percentage of net charge-offs at December 31, 2005, excluding Metris was 118.2 percent.

Credit loss reserves at December 31, 2008 increased significantly as compared to December 31, 2007 as we recorded loss provision in excess of net charge-offs of $3.0 billion (excluding additional provision recorded as part of the lower of cost or fair value adjustment recorded on receivables transferred to held for sale). The increase was primarily as a result of the following:

•	Higher delinquency and credit loss estimates in our real estate secured, credit card and personal non-credit card receivable portfolios;

•	Continued deterioration of the U.S economy and housing markets;

•	Significantly higher unemployment rates;

•	Portfolio seasoning; and

•	Higher personal bankruptcy filings;

Reserves were also higher at December 31, 2008 due to the delay in foreclosure activity as discussed above. As a result, contractually delinquent receivables which would have normally processed to foreclosure and reported as real estate owned continue to be reported as contractually delinquent receivables with appropriate levels of credit loss reserves. Increases in credit loss reserves levels at December 31, 2008 were partially offset by the reclassification of $1.4 billion in credit loss reserves associated with the transfer of receivables to held for sale as well as the impact of lower overall receivables.

In establishing reserve levels, given the current housing market trends in the U.S., we anticipate that losses in our real estate secured receivable portfolios will be incurred with greater frequency and severity than historically experienced. There is currently little secondary market liquidity for subprime mortgages. As a result, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. The rate of home price deterioration in certain markets increased significantly during 2008. It is generally believed that the slowdown in

HSBC Finance Corporation

the housing market will continue to impact housing prices into 2010. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home price appreciation remains stagnant in many markets and depreciates in others. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off and credit loss estimates in our Mortgage Services and Consumer Lending real estate secured receivable portfolios. We have considered these factors in establishing our credit loss reserve levels.

Credit loss reserves at December 31, 2007 increased as compared to December 31, 2006 as we recorded loss provision in excess of net charge-offs of $4.2 billion. The increase was primarily a result of the higher delinquency and loss estimates in our domestic real estate secured receivable portfolio, our Consumer Lending personal non-credit card portfolio and our domestic credit card receivable portfolio as previously discussed. In addition, the higher credit loss reserve levels reflected higher dollars of delinquency driven by portfolio seasoning and increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States in October 2005, partially offset by lower overall receivables. Higher credit loss reserves at December 31, 2007 also reflected a higher mix of non-prime receivables in our Credit Card Services business.

Credit loss reserve levels at December 31, 2006 increased as compared to December 31, 2005 as we recorded loss provision in excess of net charge-offs of $2.0 billion. A significant portion of the increase in credit loss reserves resulted from higher delinquency and loss estimates at our Mortgage Services business as previously discussed where we recorded provision in excess of net charge-offs of $1,668 million. In addition, the higher credit loss reserve levels were a result of higher levels of receivables due in part to lower securitization levels and higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning including the Metris portfolio acquired in December 2005. Reserve levels also increased due to weakening early stage performance in certain Consumer Lending real estate secured loans originated since late 2005. These increases were partially offset by significantly lower personal bankruptcy levels in the United States, a reduction in the estimated loss exposure relating to Hurricane Katrina and the benefit of stable unemployment in the United States.

Credit loss reserve levels at December 31, 2005 reflect the additional reserve requirements resulting from higher levels of owned receivables including lower securitization levels, higher delinquency levels in our portfolios driven by growth and portfolio seasoning, the impact of Hurricane Katrina and minimum monthly payment changes, additional reserves resulting from the Metris acquisition and the higher levels of personal bankruptcy filings.

In 2004, we recorded loss provision greater than net charge-offs of $256 million. Excluding the impact of adopting FFIEC charge-off policies for domestic private label and credit card portfolios, we recorded loss provision $421 million greater than net charge-offs in 2004.

Reserves as a percentage of receivables at December 31, 2008 were higher than at December 31, 2007 due to the impact of additional reserve requirements as discussed above. Additionally, reserves as a percentage of receivables at December 31, 2008 was impacted in 2008 by the transfer of receivables, with an outstanding principal balance of $19.3 billion at the time of transfer, to receivables held for sale as these were primarily current receivables with lower associated reserves at the time of transfer. Reserves as a percentage of receivables at December 31, 2007 were higher than at December 31, 2006 due to the impact of additional reserve requirements primarily in our Mortgage Services, Consumer Lending and Card and Retail Services business as a result of the deterioration of the marketplace conditions in 2007. Reserves as a percentage of receivables at December 31, 2006 were higher than at December 31, 2005 due to the impact of the additional reserve requirements in our Mortgage Services business, partially offset by lower levels of personal bankruptcy filing in the United States and a reduction in the estimated loss exposure estimates relating to Hurricane Katrina. Reserves as a percentage of receivables at December 31, 2005 were lower than at December 31, 2004 as a result of portfolio growth, partially offset by the impact of additional credit loss reserves relating to the impact of Hurricane Katrina, minimum monthly payment changes and increased bankruptcy filings.

Reserves as a percentage of net charge-offs were lower in 2008 than 2007 as the increase in charge-offs outpaced the increase in reserve levels. This is primarily due to a significant increase in reserves during 2007 due to growing delinquency in our Consumer Lending and Mortgage Services real estate secured portfolios which are now migrating to charge-off. This decrease in 2008 was partially offset by the impact of the transfer of $1.4 billion of credit loss

HSBC Finance Corporation

reserves to receivables held for sale as previously discussed. Reserves as a percentage of net charge-offs were higher in 2007 as the increase in reserve levels outpaced the increase in net charge-off during the year primarily due to the significant increases in reserve levels in 2007 as discussed above. Reserves as a percentage of net charge-offs increased in 2006 as compared to 2005 as reserve levels grew more rapidly than charge-offs primarily due to the higher charge-offs expected in 2007 related to the deterioration in certain mortgage loans acquired in 2005 and 2006. Reserves as a percentage of net charge-offs increased in 2005. The 2005 ratio was significantly impacted by the acquisition of Metris and the 2004 ratio was significantly impacted by both the sale of our domestic private label receivable portfolio in December 2004 as well as the adoption of FFEIC charge-off policies for our domestic private label and credit card portfolios. Excluding these items, reserves as a percentage of net charge-offs increased 900 basis points. While both our reserve levels at December 31, 2005 and net charge-offs in 2005 were higher than 2004, our reserve levels grew for the reasons discussed above more rapidly than our net charge-offs.

Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) decreased in 2008 as compared to 2007 as the majority of the increase in nonperforming loans was from the first lien real estate secured receivable portfolios in our Consumer Lending and Mortgage Services businesses which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables. Reserves as a percentage of nonperforming loans increased in 2007 as reserve levels increased at a higher rate than the increase in nonperforming loans driven by higher loss estimates in our Consumer Lending and Mortgage Services business and in our credit card receivable portfolios due to the marketplace and broader economic conditions. Reserves as a percentage of nonperforming loans increased in 2006 attributable to higher reserve levels primarily as a result of higher loss estimates in our Mortgage Services business. Reserves as a percentage of nonperforming loans increased in 2005. While nonperforming loans increased in 2005, reserve levels in 2005 increased at a more rapid pace due to receivable growth, the additional reserve requirements related to Hurricane Katrina and impact of increased bankruptcy filings on our secured receivable and personal non-credit card receivable portfolios which did not migrate to charge-off until 2006.

Reserves as a percentage of two-months-and-over contractual delinquency (excluding delinquency on receivables held for sale which do not have any associated reserves) was 80.6. percent and 93.2 percent at December 31, 2008 and 2007, respectively. The decrease since December 31, 2007 reflects the shift in mix to significantly higher levels of contractually delinquent first lien real estate secured receivables. As discussed above, first lien real estate secured receivables typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

See the “Analysis of Credit Loss Reserves Activity,” “Reconciliations to U.S. GAAP Financial Measures” and Note 8, “Credit Loss Reserves,” to the accompanying consolidated financial statements for additional information regarding our loss reserves.

Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently, and/or to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if economically expedient. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent.

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

Beginning late in the first quarter of 2008, we expanded our customer contact strategies in an effort to reach more customers. We have increased collection staffing particularly during the morning and evening hours when our customers are more likely to be available. We continue to work with advocacy groups in select markets to assist in

HSBC Finance Corporation

encouraging our customers with financial needs to contact us. Additionally, we have begun placing loss mitigation teams in select Consumer Lending branches in select markets to work with customers on a face-to-face basis to assist them during difficult times. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the re-aging and modification programs available and are able to advise each customer of the best solutions for their individual circumstance. In the past, the majority of our customers were best served by re-aging their loan either with or without a modification of the loan terms. In the current marketplace, we have determined that our customers may be better served by a modification of the loan terms, which may or may not also include a re-aging of the account. As a result, during 2008, we have assisted more customers through the use of account modification than in prior years.

The following describes the primary programs we currently utilize to provide assistance to our customers with the goal to keep more customers in their homes, while maximizing future cash flows.

•	Proactive ARM Reset Modification Program: As part of our risk mitigation efforts relating to the affected components of the Mortgage Services portfolio, in October 2006 we established a program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate and payment reset that we expect will be the most impacted by a rate adjustment. We proactively contact these customers and, through a variety of means, we assess their ability to make the adjusted payment with a focus on the customer’s debt service capability. As appropriate and in accordance with defined policies, we modify the loans, allowing time for the customer to seek alternative financing or improve their individual situation. Through the first quarter of 2008, these loan modifications primarily involved a twelve-month temporary interest rate relief by either maintaining the current interest rate for the entire twelve-month period or resetting the interest rate for the twelve-month period to a rate lower than originally required at the first reset date. At the end of the modification period, the interest rate on the loan will reset in accordance with the original loan terms unless the borrower qualifies for and is granted a new modification. We anticipate approximately $316 million of ARM loans modified under this program since October 2006 will reach a reset date during 2009. Prior to a loan reaching that reset date, we will re-evaluate the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, typically the modification may be extended for an additional twelve-month period provided the customer demonstrates an ongoing need for assistance. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the re-aging statistics table (“Re-age Table) on page 87.

We modified approximately 2,600 loans for the first time under the Proactive ARM Reset Modification Program during 2008 with an outstanding receivable balance of $476 million at the time of the modification. Since the inception of the Proactive ARM Reset Modification program in October 2006, we have modified approximately 13,000 loans with an aggregate outstanding principal balance of $2.1 billion at the time of the modification. The following provides information about the post-modification performance of loans granted modifications under this program since October 2006:

		Outstanding Receivable
	Number	Balance at Time of
Status as of December 31, 2008	of Loans	Modification

Current or less than 30-days delinquent	57%	57%
30- to 59-days delinquent	7	7
60-days or more delinquent	10	11
Paid-in-full	13	12
Charged-off, transferred to real estate owned or sold	13	13

	100.0%	100.0%

HSBC Finance Corporation

Of the loans modified under this program since October 2006 which remain outstanding at December 31, 2008, approximately 4,700 loans have subsequently qualified for assistance under other risk mitigation programs. Approximately 3,100 loans have reached the end of the modification period but did not qualify for other risk modification programs. Approximately 2,300 of those loans have had the interest rate reset in accordance with the original contractual terms.

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

Based on the economic environment and expected slow recovery of housing values, during 2008 we have developed additional analytical review tools leveraging off best practices in our Mortgage Services business to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we have expanded our foreclosure avoidance/account modification programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program includes certain documentation requirements as well as receipt of two qualifying payments before the account may be re-aged. For Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required for a modified account before the account would be re-aged. During the first quarter of 2008, we began to offer this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. Under this expanded program, we have also implemented longer term modifications, providing assistance for generally either two years or five years for such customers across the Consumer Lending and Mortgage Services businesses. As a result of the current marketplace conditions and our outlook for a slow return to more normal marketplace conditions, during 2008 we significantly increased the use of longer term modifications as we believe they provide the most benefit to our customers and stakeholders as the economy recovers. A loan modified under these programs is only included in the Re-age Table if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified under the Foreclosure Avoidance/Account Modification programs during 2008, some of which may have also been re-aged:

	Number of			Outstanding Receivable
	Accounts Modified			Balance at Time of
	During 2008			Modification
	Consumer		Mortgage	Consumer		Mortgage
	Lending		Services	Lending		Services

(dollars are in millions)

Foreclosure Avoidance/Account Modification Programs(1)(3)	47,800	(2)	44,700	$6,962	(2)	$6,531

(1)	Includes all loans modified under these programs during 2008 regardless of whether the loan was also re-aged.

HSBC Finance Corporation

(2)	Excludes modifications related to the Consumer Lending purchased receivable portfolios which had a total outstanding principal balance of $1.8 billion at December 31, 2008.

(3)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, each qualifying modification is reflected as a separate modification in both number of accounts and receivable balance totals.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have significantly increased and we anticipate this trend of higher modification and re-age volumes will continue in the foreseeable future. Since January 2007, we have cumulatively modified and/or re-aged approximately 225,000 real estate secured loans with an aggregate outstanding principal balance of $27.5 billion at the time of the modification and/or re-age under the programs described above. The following provides information about the post-modification performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
	of Loans(1)	Modification(1)

Current or less than 30-days delinquent	53%	53%
30- to 59-days delinquent	11	11
60-days or more delinquent	22	24
Paid-in-full	5	4
Charged-off, transferred to real estate owned or sold	9	8

	100.0%	100.0%

(1)	In January 2009, it was determined that reporting created to support the Consumer Lending portion of the disclosure of cumulatively modified and/or re-aged receivables described in the paragraph above as well as the related information in the table from January 1, 2007 to September 30, 2008 as both reported in our Form 10-Q for the quarterly period ended September 30, 2008 were incorrect due to a data compilation error. The table below summarize the disclosures as reported in our September 30, 2008 Form 10-Q and the corrected disclosure.

			Outstanding Receivable
			Balance at Time of
	Number of Loans		Modification
	As Reported	Corrected	As Reported	Corrected

Modification and re-age volumes from January 1, 2007 to September 30, 2008	238,194	193,465	$28.8 billion	$23.5 billion
Current or less than 30-days delinquent	61.7%	57.1%	58.4%	56.6%
30- to 59-days delinquent	6.5	12.6	6.4	13.0
60-days or more delinquent	10.7	17.9	11.4	19.0
Paid-in-full	8.1	4.9	8.5	4.3
Charged-off, transferred to real estate owned or sold	13.0	7.5	15.3	7.1

	100.0%	100.0%	100.0%	100.0%

HSBC Finance Corporation

The following table shows the number of real estate secured accounts as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

Real Estate Modifications and/or Re-ages(1)

			Outstanding Receivable
	Number of Accounts		Balance(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending(5)(6)	Services	Lending(5)(6)	Services

		(dollars are in millions)

December 31, 2008:
Loans re-aged only	78,700	46,400	$6,955	$4,697
Loans modified only(2)	12,300	13,800	1,686	2,031
Loans modified and re-aged	43,800	33,800	5,876	4,906

Total loans modified and/or re-aged(3)	134,800	94,000	$14,517	$11,634

December 31, 2007:
Loans re-aged only	78,700	50,500	$6,829	$5,353
Loans modified only(2)	1,300	8,500	122	1,360
Loans modified and re-aged	16,000	12,200	1,742	1,760

Total loans modified and/or re-aged	96,000	71,200	$8,693	$8,473

December 31, 2006:
Loans re-aged only	70,100	35,600	$5,142	$3,444
Loans modified only(2)	1,100	700	108	87
Loans modified and re-aged	11,700	1,100	1,103	145

Total loans modified and/or re-aged	82,900	37,400	$6,353	$3,676

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 7, “Receivables,” to our accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

(3)	The following table provides information at December 31, 2008 regarding the delinquency status of loans granted modifications of loan terms and/or re-ages of the account:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

Current or less than 30-days delinquent	66%	64%	60%	63%
30- to 59-days delinquent	13	11	14	10
60-days or more delinquent	21	25	26	27

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(5)	Excludes modifications related to the Consumer Lending purchased receivable portfolios which had a total outstanding principal balance of $1.8 billion, $2.8 billion and $4.0 billion at December 31, 2008, 2007 and 2006, respectively.

HSBC Finance Corporation

(6)	In January 2009, it was determined that reporting created to support the Consumer Lending portion of the disclosures in the table above for September 30, 2008, June 30, 2008 and September 30, 2007 as reported in our Form 10-Q for the quarterly period ended September 30, 2008 were incorrect due to a data compilation error. The tables below summarize the disclosures as reported in our September 30, 2008 Form 10-Q and the corrected disclosure.

			Outstanding Receivable
	Number of Accounts		Balance
	As		As
	Reported	Corrected	Reported	Corrected

	(dollars are in millions)

September 30, 2008:
Loans re-aged only	115,121	80,720	$11,401	$7,224
Loans modified only(2)	26,725	6,043	3,536	794
Loans modified and re-aged	10,578	33,065	1,243	4,351

Total loans modified and/or re-aged(3)	152,424	119,828	$16,180	$12,369

June 30, 2008:
Loans re-aged only	110,181	83,906	$10,671	$7,645
Loans modified only(2)	19,352	1,863	2,397	205
Loans modified and re-aged	9,196	24,391	1,028	3,082

Total loans modified and/or re-aged	138,729	110,160	$14,096	$10,932

September 30, 2007:
Loans re-aged only	94,556	74,846	$8,129	$6,173
Loans modified only(2)	13,371	1,226	1,374	117
Loans modified and re-aged	8,488	14,183	884	1,467

Total loans modified and/or re-aged	116,415	90,255	$10,387	$7,757

Although we have shifted our customer assistance programs to include more loan modifications, we continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 75 percent of all re-aged receivables are secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

Our re-aging policies and practices vary by product and are described in the table that follows and reflect the changes to our re-aging policies that were implemented in the third quarter of 2003 as well as revisions from the adoption of FFIEC charge-off and account management policies for our credit card receivables in December 2004. The fact that the re-aging criteria may be met for a particular account does not require us to re-age that account, and the extent to which we re-age accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account re-aging as an account and customer management tool in an effort to increase the value of our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

In the policies summarized below for our continuing operations, “hardship re-ages” and “workout re-ages” refer to situations in which the payment and/or interest rate may be modified on a temporary or permanent basis. In each

HSBC Finance Corporation

case, the contractual delinquency status is reset to current. “External debt management plans” refers to situations in which consumers receive assistance in negotiating or scheduling debt repayment through public or private agencies.

Re-aging Policies and Practices
Historical Re-aging Policies	Following Changes Implemented
and Practices(1),(2)	In the Third Quarter 2003 and in December 2004(1),(2)

Real estate secured	Real estate secured

Real Estate – Overall	Real Estate – Overall(3)

• An account may be re-aged if we receive two qualifying payments within the 60 days preceding the re-age; we may re-age accounts in hardship, disaster or strike situations with one qualifying payment or no payments

• Accounts that have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement

• Accounts subject to a Chapter 13 plan filed with a bankruptcy court generally require one qualifying payment to be re-aged

• Except for bankruptcy reaffirmation and filed Chapter 13 plans, agreed automatic payment withdrawal or hardship/disaster/strike, accounts are generally limited to one re-age every twelve-months

• Accounts generally are not eligible for re-age until they are on the books for at least six months

• Accounts may be re-aged prior to the end of the monthly cycle following the receipt of two qualifying payments within 60 days

• Accounts generally are not eligible for re-age until nine months after origination

• Accounts will be limited to four collection re-ages in a rolling sixty-month period

• Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement

• Accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be re-aged upon receipt of one qualifying payment

• Except for bankruptcy reaffirmation and filed Chapter 13 plans, accounts will generally not be re-aged more than once in a twelve-month period

• Accounts whose borrowers agree to pay by automatic withdrawal are generally re-aged upon receipt of one qualifying payment after initial authorization for automatic withdrawal(4)

Real Estate – Consumer Lending	Real Estate – Mortgage Services(5),(6)

• Accounts whose borrowers agree to pay by automatic withdrawal are generally re-aged upon receipt of one qualifying payment after initial authorization for automatic withdrawal	• Accounts will generally not be eligible for re-age until nine months after origination • Qualifying accounts may be re-aged if less than 30 days delinquent.

HSBC Finance Corporation

Re-aging Policies and Practices
Historical Re-aging Policies	Following Changes Implemented
and Practices(1),(2)	In the Third Quarter 2003 and in December 2004(1),(2)

Auto finance	Auto finance

• Accounts may be extended if we receive one qualifying payment within the 60 days preceding the extension

• Accounts may be extended no more than three months at a time and by no more than three months in any twelve-month period

• Extensions are limited to six months over the contractual life

• Accounts that have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement

• Accounts whose borrowers are subject to a Chapter 13 plan may be re-aged upon filing of the plan with a bankruptcy court

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

• Accounts will not be eligible for extension until they are on the books for at least six months

• Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement

• Accounts whose borrowers are subject to a Chapter 13 plan may be re-aged upon filing of the plan with the bankruptcy court

Credit Card	Credit card

• Typically, accounts qualify for re-aging if we receive two or three qualifying payments prior to the re-age, but accounts in approved external debt management programs may generally be re-aged upon receipt of one qualifying payment

• Generally, accounts may be re-aged once every six months

Accounts originated between January 2003 – December 2004

• Accounts typically qualified for re-aging if we received two or three qualifying payments prior to the re-age, but accounts in approved external debt management programs could generally be re-aged upon receipt of one qualifying payment

• Generally, accounts could have been re-aged once every six months.

Beginning in December 2004, all accounts regardless of origination date

• Domestic accounts qualify for re-aging if we receive three consecutive minimum monthly payments or a lump sum equivalent

• Domestic accounts qualify for re-aging if the account has been in existence for a minimum of nine months and the account has not been re-aged in the prior twelve months and not more than once in the prior five years

• Domestic accounts entering third party debt counseling programs are limited to one re-age in a five-year period in addition to the general limits of one re-age in a twelve-month period and two re-ages in a five-year period

HSBC Finance Corporation

Re-aging Policies and Practices
Historical Re-aging Policies	Following Changes Implemented
and Practices(1),(2)	In the Third Quarter 2003 and in December 2004(1),(2)

Personal non-credit card	Personal non-credit card

• Accounts may be re-aged if we receive one qualifying payment within the 60 days preceding the re-age; may re-age accounts in a hardship/disaster/strike situation with one qualifying payment or no payments

• If an account is never more than 90 days delinquent, it may generally be re-aged up to three times per year

• If an account is ever more than 90 days delinquent, generally it may be re-aged with one qualifying payment no more than four times over its life; however, generally the account may thereafter be re-aged if two qualifying payments are received

• Accounts subject to programs for hardship or strike may require only the receipt of reduced payments in order to be re-aged; disaster may be re-aged with no payments

• Accounts may be re-aged upon receipt of two qualifying payments within the 60 days preceding the re-age

• Accounts will be limited to one re-age every six months

• Accounts will be limited to four collection re-ages in a rolling sixty-month period

• Accounts will not be eligible for re-age until six months after origination

(1)	We employ account re-aging and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess re-aging criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account re-aging policies or practices provided in this table should be taken only as general guidance to the re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be re-aged, that every account meeting these criteria will in fact be re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	Historically, policy changes are not applied to the entire portfolio on the date of implementation but are applied to new, or recently originated or acquired accounts. However, the policies adopted in the third quarter of 2003 for the Mortgage Services business and the fourth quarter of 2004 for the domestic credit card portfolio were applied more broadly. The policy changes for the Mortgage Services business which occurred in the third quarter of 2003, unless otherwise noted, were generally applied to accounts originated or acquired after January 1, 2003 and the historical re-aging policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. Implementation of this uniform policy had the effect of only counting re-ages occurring on or after January 1, 2003 in assessing re-age eligibility for the purpose of the limitation that no account may be re-aged more than four times in a rolling sixty-month period. These policy changes adopted in the third quarter of 2003 did not have a significant impact on our business model or results of operations as the changes are, in effect, phased in as receivables were originated or acquired. At December 31, 2008, $1.5 billion of receivables in our Mortgage Services business were subject to the historical re-aging policies and procedures as they were originated or acquired prior to January 1, 2003. For the adoption of FFIEC policies which occurred in the fourth quarter of 2004, the policies were effective immediately for all receivables in the domestic credit card portfolio. Other business units may also elect to adopt uniform policies in future periods.

(3)	In some cases, as part of the Consumer Lending Foreclosure Avoidance Program implemented in 2003, accounts could be re-aged on receipt of one qualifying payment. In the fourth quarter of 2006, this treatment was extended to accounts that qualified for the Mortgage Services account modification plan, as long as it had been at least six months since such account was originated, even if the account had been re-aged in the last twelve months. Such re-ages could be in addition to the four collection re-ages in a rolling sixty-month period. Accounts received these re-ages after proper verification of the customer’s ability to make continued payments, including the determination and verification of the customer’s financial situation. In June 2008, as a result of the expansion of the foreclosure avoidance/account modification programs, all programs require the receipt of two qualifying payments before the account can be re-aged. Prior to July 2008, certain customer’s accounts could be re-aged upon receipt of one qualifying payment.

(4)	Our Mortgage Services business implemented this policy for all accounts effective March 1, 2004. Effective January 1, 2008 for real estate overall, the program that allowed accounts whose borrowers agree to pay by automatic withdrawal to be re-aged upon receipt of one qualifying payment after initial authorization for automatic withdrawal was discontinued.

(5)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally re-aged with one qualifying payment.

(6)	Prior to August 2006, Mortgage Services accounts could not be re-aged until nine months after origination and six months after the loan was acquired.

HSBC Finance Corporation

The tables below summarize approximate re-aging statistics in our managed basis domestic portfolio. Managed basis assumes that securitized receivables have not been sold and remain on our balance sheet. We report our re-aging statistics on a managed basis only because the receivables that we securitize are subject to underwriting standards comparable to our owned portfolio, are generally serviced and collected without regard to ownership and result in a similar credit loss exposure for us. As we retired the last of our securitization transactions in early 2008, managed basis and owned basis results have now converged. As previously reported, in prior periods we used certain assumptions and estimates to compile our re-age statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not have been considered delinquent (e.g., payment application processing errors). When comparing re-aging statistics from different periods, the fact that our re-age policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

Re-age Table(1)
(Managed Basis)

At December 31,	2008	2007

Never re-aged	75.2%	83.6%
Re-aged:
Re-aged in the last 6 months	9.7	7.3
Re-aged in the last 7-12 months	7.9	4.5
Previously re-aged beyond 12 months	7.2	4.6

Total ever re-aged	24.8	16.4

Total	100.0%	100.0%

Re-aged by Product(1)(3)
(Managed Basis)

At December 31,	2008		2007

	(dollars are in millions)

Real estate secured(2)	$23,350	32.4%	$16,790	19.9%
Auto finance	2,450	23.5	2,145	16.6
Credit card	785	2.9	788	2.6
Private label	16	24.2	27	18.4
Personal non-credit card	4,408	28.3	4,098	22.7

Total	$31,009	24.8%	$23,848	16.4%

(1)	Excludes commercial and other.

(2)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

At December 31,	2008	2007

	(dollars are in millions)

Mortgage Services	$10,016	$7,682
Consumer Lending	13,334	9,108

Total real estate secured	$23,350	$16,790

(3)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

HSBC Finance Corporation

The increase in re-aged loans in 2008 was primarily attributable to higher contractual delinquency due to deteriorating credit quality in our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability as well as changes to our collection strategies as described above. As we expect economic conditions, particularly unemployment, to worsen in 2009, we anticipate re-aged loans will continue to increase. At December 31, 2008 and 2007, $8.0 billion (26 percent of total re-aged loans in the Re-age Table) and $4.4 billion (18 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

The amount of domestic receivables subject to forbearance, non-real estate secured receivable modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $.1 billion or .1 percent at December 31, 2008 and 2007.

See “Credit Quality Statistics” for further information regarding owned basis delinquency, charge-offs and nonperforming loans.

Geographic Concentrations As a result of the sale of our U.K. and Canadian Operations in 2008, all of our receivables are located in the United States. The following table reflects the percentage of consumer receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of both December 31, 2008 and December 31, 2007 as well as the unemployment rate for these states as of December 2008.

	Percent of Total	Unemployment
	Domestic	Rate as of
State	Receivables	December 2008(1)

California	11%	9.3%
Florida	7	8.1
New York	6	7.0
Ohio	5	7.8
Pennsylvania	5	6.7
Texas	5	6.0

(1)	The U.S. national unemployment rate as of December 2008 was 7.2 percent.

HSBC Finance Corporation

Because of our centralized underwriting, collections and processing functions, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Liquidity and Capital Resources

During 2008, domestic and international financial markets were extremely volatile. New issue term debt markets were essentially open to only the highest quality industrial issuers and financial institutions issuing under one of several government support programs. Credit spreads for all issuers traded at historically wide levels with the most pressure on financial sector spreads. While corporate credit spreads remain at historically wide levels, the significant level of Federal Reserve Bank, FDIC and U.S. Treasury intervention appear to be having an impact on the debt markets in early 2009. While the commercial paper and short-term deposit markets remained open, investors for the most part kept the maturities of new purchases very short with a higher percentage rolling maturities on an overnight basis.

As a result, in 2008 we realized a tightening of available liquidity similar to the tightening experienced by most domestic and international financial institutions. Our strong credit ratings ensured the availability of funding in the form of commercial paper. While institutional investors increasingly moved their commercial paper into short-term maturities, we were able to achieve our issuance target in this market and at interest rates below corresponding LIBOR rates. Through planned balance sheet reductions, the issuance of cost effective retail debt, capital infusions from HSBC Group and the utilization of alternative sources of funding including affiliate funding sources, we were able to eliminate the need to issue institutional term debt in this turbulent funding environment. Continued balance sheet reductions combined with additional capital infusions and the sale of several receivable portfolios described above should significantly reduce or eliminate our need to issue secured or unsecured term debt in 2009.

In response to the market disruption, on October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 with the stated purposes of providing stability to and preventing further disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, the U.S. Treasury and the federal banking and thrift regulatory agencies announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. These initiatives can be broadly categorized as capital support initiatives and market support initiatives.

As an active debt issuer, we support government and market support initiatives put in place to address the market’s short and medium term funding needs. On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York will purchase highly-rated, U.S. dollar-denominated, unsecured three-month commercial paper from eligible issuers through its primary dealers until October 30, 2009. On October 28, 2008, we became eligible to participate in the program in an amount of up to $12.0 billion. At December 31, 2008, we have $520 million of commercial paper outstanding under this program. Additionally, we are evaluating potential participation in the FDIC’s TLGP program under which participating issuers of senior unsecured debt may issue debt up to a specified maximum amount prior to June 30, 2009 which will be guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. On February 10, 2009, the FDIC announced its plan to extend the latest issuance date for FDIC guaranteed debt to October 31, 2009. We will continue to evaluate additional initiatives to enhance liquidity and provide other market support as the details of the various programs become available.

HSBC Finance Corporation

HSBC Related Funding Debt due to affiliates and other HSBC related funding are summarized in the following table:

At December 31,	2008		2007

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$13.2		$11.1
Preferred securities issued by Household Capital Trust VIII to HSBC	.3		.3

Total debt outstanding to HSBC subsidiaries	13.5		11.4	(2)

Debt outstanding to HSBC clients:
Euro commercial paper	.4		2.0
Term debt	.5		.8

Total debt outstanding to HSBC clients	.9		2.8
Cash received on bulk and subsequent sales of domestic private label credit card receivables to HSBC Bank USA, net (cumulative)	19.3		19.2
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7		3.7
Direct purchases from correspondents (cumulative)	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.8)		(5.4)

Total real estate secured receivable activity with HSBC Bank USA	2.1		2.5

Cash received from sale of U.K. Operations to HOHU	.4		-
Cash received from sale of European Operations to HSBC Bank plc (“HBEU”)	-	(1)	-	(1)
Cash received from sale of U.K. credit card business to HBEU	2.7		2.7
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3		-
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	5.9		2.4

Total HSBC related funding	$45.1		$41.0

(1)	Less than $100 million.

(2)	Excludes $3.5 billion of drawings on bank lines of our U.K. Operations that are now reported as Liabilities of discontinued operations as of December 31, 2007. As discussed below, this credit facility was assumed by HOHU as a result of the sale of our U.K. Operations.

At December 31, 2008 and 2007, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 12 percent and 8 percent of our total debt and preferred stock funding, respectively.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of domestic private label credit card receivables to HSBC Bank USA of $19.3 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions were also used to fund ongoing operations.

At December 31, 2008 and 2007, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances. No balances were outstanding under these domestic lines as of or during the years ended December 31, 2008 or 2007. At December 31, 2008, we had $1.0 billion and $1.2 billion in outstanding short-term debt drawn under uncommitted money market facilities from HBEU and a subsidiary of HSBC Asia Pacific (“HBAP”), respectively. The HBEU borrowing matured in February 2009 and we chose not to renew it at that time. The HBAP borrowing will mature in April 2009. We also have a $1.5 billion uncommitted credit facility and a

HSBC Finance Corporation

$1.0 billion committed credit facility from HSBC Bank USA. At December 31, 2008, there were no balances outstanding under either of these lines.

We also had a revolving credit facility from HBEU to fund our operations in the U.K. of $5.7 billion at December 31, 2007 which was assumed by HOHU as a result of the sale of our U.K. Operations. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines for the U.K. We had derivative contracts with a notional value of $77.9 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2008 and $88.7 billion, or approximately 97 percent at December 31, 2007.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $25 million and $276 million at December 31, 2008 and 2007, respectively. Securities purchased under agreements to resell totaled $1.0 billion and $1.5 billion at December 31, 2008 and 2007, respectively.

Commercial paper and short-term borrowings totaled $9.6 billion and $7.7 billion at December 31, 2008 and 2007, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $.4 billion and $2.0 billion at December 31, 2008 and 2007, respectively. Commercial paper balances were higher at December 31, 2008 as a result of higher short term funding requirements until the completion of the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009 as discussed above. Euro commercial paper balances were lower at December 31, 2008 because domestic commercial paper rates provided a significant pricing advantage when compared to European pricing levels. Generally, our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. Should this ratio fall below 100 percent, the combination of committed bank credit facilities and undrawn committed conduit facilities will, at all times, exceed 115 percent of outstanding commercial paper. At no time will the ratio of committed bank credit facilities to outstanding commercial paper fall below 80 percent.

We had committed back-up lines of credit totaling $9.8 billion at December 31, 2008, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. A portion of this total will mature each year for the next three years with $3.8 billion in third party lines maturing in April 2009. Based on current market conditions, we do not anticipate renewing all of these back-up lines as they mature. Given the overall reduction in our balance sheet, we expect the lower level of back-up lines will support a commercial paper issuance program that is consistent with our reduced funding requirements.

Long term debt decreased to $90.0 billion at December 31, 2008 from $119.0 billion at December 31, 2007 as our funding needs have decreased since December 31, 2007 as we have reduced the size of our balance sheet as previously discussed. We have been focused on achieving the most effective cost of funding for HSBC’s assets across North America. As a result, we initiated a plan to sell certain credit card and auto finance receivables, with an outstanding principal balance of $17.8 billion at the time of transfer to receivables held for sale, to an HSBC affiliate, which received regulatory approval and were immediately sold in January 2009. The following table summarizes issuances and retirements of long term debt in 2008 and 2007:

Year Ended December 31,	2008	2007

	(in millions)

Long term debt issued	$4,675	$18,072
Long term debt retired	(30,906)	(25,691)

Net long term debt retired	$(26,231)	$(7,619)

Issuances of long term debt during 2008 included the following:

•	$2.0 billion of InterNotessm (retail-oriented medium-term notes)
•	$2.7 billion of securities backed by auto finance, credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing

HSBC Finance Corporation

September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2008 and 2007, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

Common Equity In 2008, HINO made three capital contributions to us totaling $3.5 billion. Each contribution was in exchange for one share of common stock. In 2007, HINO made two capital contributions to us totaling $950 million, each in exchange for one share of common stock. These capital contributions were to support our debt service obligations, ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. In February 2009, HINO made a capital contribution of $130 million in exchange for one share of common stock and converted $275 million of mandatorily redeemable preferred securities to common stock.

Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations. HSBC has provided significant capital in support of our operations in the last two years and has indicated that they are fully committed and have the capacity to continue that support.

Selected capital ratios In managing capital, we develop targets for tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. These ratios also exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 158, “Accounting for Defined Benefit Pension and other Postretirement Plans — as amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” and the impact of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

In December 2008, our debt ratings were affirmed by Standards and Poors (“S&P”); however, our outlook was changed from “stable” to “negative.” In January 2009, Fitch, Inc. (“Fitch”) affirmed our debt ratings; however, our outlook was also changed from “stable” to “negative.”

Selected capital ratios are summarized in the following table:

At December 31,	2008	2007

TETMA + Owned Reserves(1)(2)	17.86%	13.98%
Tangible common equity to tangible managed assets(1)(2)	6.68	6.09
Common and preferred equity to owned assets	10.27	8.56

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

(2)	On a proforma basis, if the capital contribution in February, 2009 of $130 million and the conversion of $275 million of mandatorily redeemable preferred securities to common stock in February 2009 had occurred prior to December 31, 2008 had instead been received and the sale of the GM and UP Portfolios and auto finance receivables and the dividend of $1.1 billion relating to the capital associated with these sold receivables had occurred prior to December 31, 2008, our TETMA + Owned Reserves ratio would have been 185 basis points higher and our tangible common equity to tangible managed assets ratio would have been 31 basis points higher.

HSBC Finance Corporation HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc. HSBC Finance Corporation is the parent company that owns the outstanding common stock of its subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends.

HSBC Finance Corporation

In addition, we receive cash from third parties and affiliates by issuing preferred stock and debt as well as capital contributions from our parent.

HSBC Finance Corporation received cash dividends from its subsidiaries of $306 million in 2008 and $169 million in 2007.

In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2008 and 2007, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. We did not pay any dividends on our common stock to HINO, our immediate parent, in 2008. Dividends of $812 million on our common stock were paid to HINO in 2007. With the exception of the dividends we paid to HINO related to the capital associated with the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009, we do not anticipate paying dividends to HINO in 2009, but expect to do so when we return to profitability. When paying dividends we will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to or through capital contributions from our parent.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support receivable growth, maintain acceptable investment grade ratings at the subsidiary level, or provide funding for long-term facilities and technology improvements. HSBC Finance Corporation made capital contributions to certain subsidiaries of $3.2 billion in 2008 and $.5 billion in 2007.

Domestic Operations HSBC Finance Corporation manages all domestic operations directly and funds these businesses primarily through the collection of receivable balances; issuing commercial paper, medium-term debt and long-term debt; borrowing under secured financing facilities; selling consumer receivables and capital contributions from our parent. Domestically, HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. Our domestic medium-term notes and long-term debt are generally marketed through subsidiaries of HSBC. Intermediate and long-term debt may also be marketed through unaffiliated investment banks.

Advances from subsidiaries of HSBC for our domestic operations totaled $13.2 billion and $11.1 billion at December 31, 2008 and 2007, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.

Outstanding commercial paper related to our domestic operations totaled $9.6 billion and $7.7 billion at December 31, 2008 and 2007, respectively.

Following our acquisition by HSBC, we established a Euro commercial paper program, largely targeted towards HSBC clients, which expanded our European investor base. Under the Euro commercial paper program, commercial paper denominated in Euros, British pounds, Swiss francs and U.S. dollars is sold to foreign investors. Outstanding Euro commercial paper sold to customers of HSBC totaled $.4 billion and $2.0 billion at December 31, 2008 and 2007, respectively. The decrease in Euro commercial paper outstanding was due to a cost differential that made domestic commercial paper a more cost efficient source of funding.

HSBC Finance Corporation

The following table shows various debt issuances by HSBC Finance Corporation and its domestic subsidiaries during 2008 and 2007.

	2008	2007

	(in billions)

Medium term notes issued to subsidiaries of HSBC	$-	$1.1
Foreign currency-denominated bonds, excluding issuances to HSBC customers and subsidiaries of HSBC	-	2.4
Global debt	-	4.0
InterNotessm (retail-oriented medium-term notes)	2.0	1.2
Securities backed by real estate secured, auto finance, credit card and personal non-credit card receivables structured as secured financings	2.7	10.4

In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes in 2008 and 2007. As previously discussed, we were able to use alternative funding sources and avoid issuance of institutional term debt at elevated interest rates during the turbulent funding environment experienced in 2008.

HSBC Finance Corporation issued securities backed by dedicated receivables of $2.7 billion and $10.4 billion in 2008 and 2007, respectively. For accounting purposes, these transactions were structured as secured financings, therefore, the receivables and the related debt remain on our balance sheet. At December 31, 2008, closed-end real estate secured, auto finance, credit card and personal non-credit card receivables totaling $21.4 billion secured $15.0 billion of outstanding debt. At December 31, 2007, closed-end real estate secured, auto finance, credit card and personal non-credit card receivables totaling $30.9 billion secured $23.2 billion of outstanding debt.

HSBC Finance Corporation had committed back-up lines of credit totaling $9.8 billion at December 31, 2008 for its domestic operations. Included in the December 31, 2008 total are $2.5 billion of revolving credit facilities with HSBC affiliates. None of these back-up lines were drawn upon in 2008. The back-up lines expire on various dates through 2011. The only restrictive financial covenant in all of our borrowing agreements that could restrict availability is contained in these back-up line agreements. This covenant is an obligation to maintain total shareholder’s equity plus the outstanding trust preferred securities of $11.0 billion. At December 31, 2008, shareholder’s equity balance plus outstanding trust preferred securities was $14.7 billion which is substantially above the required minimum balance. Based on current market conditions, we do not anticipate renewing all of these back-up lines as they mature. Given the overall reduction in our balance sheet, we expect the lower level of back-up lines will support a commercial paper issuance program that is consistent with our reduced funding requirements.

At December 31, 2008, we had conduit credit facilities with commercial and investment banks under which our domestic operations may issue up to $8.2 billion of securities backed with receivables, including credit card and personal non-credit card receivables. The facilities are renewable at the providers’ option. Our total conduit capacity decreased by $9.2 billion in 2008 as certain facilities were not renewed. During 2008, conduit capacity for real estate secured receivables decreased $3.2 billion and capacity for other products decreased $6.0 billion. These reductions are primarily the result of the combination of the extremely difficult domestic and international funding environment and decisions by the providing institutions to reduce their overall exposure to subprime receivables. At December 31, 2008, auto finance, credit card and personal non-credit card receivables of $7.4 billion were used in collateralized funding transactions under these funding programs and secured $5.8 billion in secured financings.

In conjunction with the January 2009 sale of our GM and UP Portfolios, we transferred $4.1 billion of conduit credit facilities which were backed by credit card receivables to HSBC Bank USA. Subsequent to these sales, on January 9, 2009 we had $4.1 billion of conduit credit facilities with commercial and investment banks against which we had borrowed $3.1 billion backed with credit card and personal non-credit card receivables. We anticipate a significant reduction in the remaining available conduit credit facilities as they mature over the next twelve months due to continuing concerns about subprime credit quality. For the conduit credit facilities that do renew, credit performance requirements will be more restrictive and pricing increased to reflect the perceived quality of the

HSBC Finance Corporation

underlying assets. Our 2009 funding plan incorporates the anticipated reductions in these facilities as the balance sheet reductions previously described have reduced our liquidity requirements.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the following table:

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(23)	-	(17)
Commercial paper	10	-	11
Term debt maturities	16	-	19
Secured financings, including conduit facility maturities	9	-	13
Other	8	-	11

Total funding needs	$20	-	37

Funding sources:
Commercial paper	$5	-	7
Term debt issuances	-	-	3
Asset transfers and loan sales	12	-	18
Secured financings, including conduit facility renewals	-	-	2
HSBC and HSBC subsidiaries, including capital infusions	3	-	7

Total funding sources	$20	-	37

As previously discussed, we have experienced deterioration in the performance of all of our receivable portfolios as a result of the current mortgage lending industry trends and economic conditions. As a result, since mid-2007 and through 2008 we have taken numerous actions which, when combined with normal portfolio attrition, have and will continue to result in a reduction in our aggregate portfolio.

For 2009, portfolio attrition will again provide a key source of liquidity. The combination of attrition, proceeds received from the recently completed 2009 sale of credit card and certain auto finance receivables to HSBC Bank USA and planned capital infusions from HSBC will generate the liquidity necessary to meet a significant amount of our maturing debt obligations. These sources of liquidity will be supplemented with HSBC affiliate funding, opportunistic issuance of retail medium term notes and/or sales of selected portfolios to meet our 2009 funding requirements.

We are evaluating potential participation  in the FDIC’s TLGP program. If we decide to participate, any proceeds from the issuance of debt under the TLGP program would be used to supplement our 2009 funding programs described above, as well as strengthen our contingent liability positions, partially reducing our reliance on short-term sources of funding as well as collateralized funding transactions.

Commercial paper outstanding in 2009 is expected to be lower than 2008 balances, except during the first three months of 2009 when commercial paper balances will be temporarily high due to the seasonal activity of our TFS business. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Capital Expenditures We made purchases of property and equipment of $77 million in 2008 and $52 million in 2007. Capital expenditures in 2009 are not expected to be significant.

HSBC Finance Corporation

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2008:

As of December 31,	2008	2007

	(in billions)

Credit cards	$123	$162
Other consumer lines of credit	1	9

Open lines of credit(1)	$124	$171

(1)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2008.

In January 2009, we extended a line of credit to H&R Block for up to $2.5 billion to fund the purchase of a participation interest in refund anticipation loans.

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2008 by period due:

	2009	2010	2011	2012	2013	Thereafter	Total

	(in millions)

Principal balance of debt:
Due to affiliates	$4,231	$1,545	$609	$1,250	$1,325	$4,583	$13,543
Long term debt (including secured financings)	22,679	14,221	11,963	10,679	7,437	22,897	89,876

Total debt	26,910	15,766	12,572	11,929	8,762	27,480	103,419

Operating leases:
Minimum rental payments	87	73	55	37	28	136	416
Minimum sublease income	4	4	4	3	3	8	26

Total operating leases	83	69	51	34	25	128	390

Obligations under merchant and affinity programs	48	56	53	50	41	15	263
Non-qualified pension and postretirement benefit liabilities(1)	36	32	30	29	26	575	728

Total contractual cash obligations	$27,077	$15,923	$12,706	$12,042	$8,854	$28,198	$104,800

(1)	Expected benefit payments calculated include future service component.

These cash obligations could be funded primarily through cash collections on receivables, capital infusions from HBSC, the issuance of new unsecured debt or through secured financings of receivables.

Our purchase obligations for goods and services at December 31, 2008 were not significant.

Off Balance Sheet Arrangements and Secured Financings

Securitizations and Secured Financings Securitizations (collateralized funding transactions structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) and secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140) of consumer receivables have historically been a source of funding and liquidity for us.

HSBC Finance Corporation

Collateralized funding transactions have been used to limit our reliance on the unsecured debt markets and can be a more cost-effective source of alternative funds. As of the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings. In February 2008, we repaid the remaining securitized credit card receivable trust and, as a result, we no longer have any outstanding securitizations.

In a secured financing, a designated pool of receivables is conveyed to a wholly-owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS No. 140. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.

Secured financings are summarized by year in the following table:

	Year Ended December 31,
	2008	2007	2006

	(in millions)

Real estate secured	$-	$3,283	$4,767
Auto finance	600	1,596	2,843
Credit card	1,350	4,168	4,745
Personal non-credit card	775	1,310	2,500

Total	$2,725	$10,357	$14,855

Secured financings of $15.0 billion at December 31, 2008 are secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $23.2 billion at December 31, 2007 are secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. The following table shows by product type the receivables which secure our secured financings:

As of December 31,	2008	2007

	(in billions)

Real estate secured	$7.6	$10.5
Auto finance	3.4	4.9
Credit card	10.2	11.5
Personal non-credit card	.2	4.0

Total	$21.4	$30.9

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. For certain auto and personal non-credit card transactions, early payoff of securities may also occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through issuance of various types of debt or borrowings under existing back-up lines of credit. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

We will use secured financings of consumer receivables as a source of our funding and liquidity when the markets return. However, if the market for securities backed by receivables does not change, we will be unable to enter into new secured financings or to do so at favorable pricing levels. Factors affecting our ability to structure collateralized funding transactions as secured financings or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an

HSBC Finance Corporation

investment, and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

At December 31, 2008, we had domestic facilities with commercial and investment banks under which we may use up to $8.2 billion of our receivables in collateralized funding transactions. The facilities are renewable at the banks’ option. The amount available under the facilities will vary based on the timing and volume of collateralized funding transactions. As discussed above, we anticipate some of these facilities which expire in 2009 will not be renewed. Our 2009 funding plan incorporates the anticipated reductions in these facilities.

For additional information related to our securitization activities, including the amount of revenues and cash flows resulting from these arrangements, see Note 10, “Asset Securitizations,” to our accompanying consolidated financial statements.

Fair Value

On January 1, 2007, we early adopted SFAS 157, “Fair Value “Measurements” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). As a result, we recorded a total after-tax cumulative effect adjustment of $538 million relating to the adoption of SFAS No. 159 as a decrease to the opening balance of retained earnings as of January 1, 2007.

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the year ended December 31, 2008 should not be considered indicative of the results for any future period.

Control Over Valuation Process and Procedures

A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with Treasury finance. Treasury finance establishes policies and procedures to ensure appropriate valuations. Fair values for debt securities and long-term debt for which we have elected fair value option are determined by a third-party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. An independent price validation process is also utilized. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible. We consider the following factors in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;
•	whether the security is traded in an active or inactive market;
•	consistency among different pricing sources;
•	the valuation approach and the methodologies used by the independent pricing sources in determining fair value;
•	the elapsed time between the date to which the market data relates and the measurement date; and
•	the manner in which the fair value information is sourced.

Greater weight is given to quotations of instruments with recent market transactions, pricing quotes from dealers who stand ready to transact, quotations provided by market-makers who originally underwrote such instruments, and market consensus pricing based on inputs from a large number of participants. Any significant discrepancies among the external quotations are reviewed by management and adjustments to fair values are recorded where appropriate.

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Derivative Model Review Group (DMRG) of an affiliate, HSBC Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and

HSBC Finance Corporation

procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

We have various controls over our valuation process and procedures for receivables held for sale. As these fair values are generally determined using modeling techniques, the controls may include independent development or validation of the logic within the valuation models, the inputs to those models, and adjustments required to outside valuation models. The inputs and adjustments to valuation models are reviewed with management and reconciled to inputs and assumptions used in other internal valuation processes.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability. SFAS No. 157 distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

•	whether the asset or liability is transacted in an active market with a quoted market price that is readily available;
•	the size of transactions occurring in an active market;
•	the level of bid-ask spreads;
•	a lack of pricing transparency due to, among other things, the complexity of the product structure and market liquidity;
•	whether only a few transactions are observed over a significant period of time;
•	whether the pricing quotations vary substantially among independent pricing services;
•	whether the inputs to the valuation techniques can be derived from or corroborated with market data; and
•	whether significant adjustments are made to the observed pricing information or model output to determine the fair value.

Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for the identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the over-the-counter (OTC) market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury.

Level 2 inputs are inputs that are observable either directly or indirectly but do not qualify as Level 1 inputs. We generally classify derivative contracts, corporate debt including asset-backed securities as well as our own debt issuance for which we have elected fair value option which are not traded in active markets, as Level 2 measurements. Currently, substantially all such items qualify as Level 2 measurements. These valuations are typically obtained from a third party valuation source which, in the case of derivatives, includes valuations provided by an affiliate, HSBC Bank USA.

HSBC Finance Corporation

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2008, our Level 3 instruments recorded at fair value on a recurring basis include $173 million of domestic corporate debt and mortgage-backed securities. As of December 31, 2008, our Level 3 instruments recorded at fair value on a non-recurring basis include $10.8 billion of receivables held for sale.

Transfers Into (Out of) Level 3 Measurements

For assets recorded at fair value on a recurring basis, in September 2008 we transferred certain available-for-sale securities from Level 2 to Level 3 as the value we obtained from our third party valuation source varied by greater than 55 percent from the fair valued determined by our validation process. Therefore, we assumed material unobservable adjustments were incorporated in the determination of fair value of these securities. As a result, we reported at total of $173 million of available-for-sale securities, or approximately 6 percent of our securities portfolio as Level 3. At December 31, 2008, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 2 percent.

For assets recorded at fair value on a non-recurring basis, in 2008 we transferred loans held for sale of approximately $4.7 billion in September 2008 from Level 2 to Level 3, given the current reduction in demand in the secondary market and lack of recent observable transactions.

Valuation Techniques for Major Assets and Liabilities

Securities Fair value is determined by a third party valuation source. The pricing services source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For those securities which transact in active markets such as US government and Federal agency debt securities and certain government sponsored mortgage-backed securities (GSE MBS), such prices represent quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. Since many fixed income securities do not trade in active markets, the pricing services utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation and other means. For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. For mortgage-backed securities and other asset-backed securities, fair value is determined using a third party valuation source. When it is determined that additional analysis is required to assess other-than-temporary impairment, further testing is performed using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

We perform periodic validations of the fair values sourced from the pricing services. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes, in addition to prices observed by our traders and treasury personnel. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. Lastly, product control and risk management personnel provide further validation using internally developed models and a combination of both observable and unobservable inputs. A determination is made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services. These validations provide us with information as to

HSBC Finance Corporation

whether the security is trading in an active market or not, and whether the fair value measurement is determined using observable or unobservable significant inputs, thus proving the necessary support for level classifications.

Debt securities, including mortgage-backed securities and other asset-backed securities represented approximately 73 percent of our total investment securities portfolio.

Derivatives Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant as of the reporting date. The values are determined by management using a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available, principally for exchange-traded options. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Counterparty credit risk is considered in determining the fair value of a financial instrument. SFAS No. 157 specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

Long-Term Debt Carried at Fair Value Fair value was determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

Receivables Held for Sale Receivables held for sale are carried at the lower of amortized cost or fair value. Accordingly, fair value for such receivables must be estimated to determine any required write down to fair value when the amortized cost of the receivables exceeds their current fair value. Where available, quoted market prices are used to estimate the fair value of these receivables. Where market quotes are not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and receivables with similar characteristics. Where quoted market prices and observable market parameters are not available, the fair value of receivables held for sale is based on contractual cash flows adjusted for management’s estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Continued lack of liquidity in credit markets has resulted in a significant decrease in the availability of observable market data, which has, in turn, resulted in an increased level of management judgment required to estimate fair value for receivables held for sale. In certain cases, an independent third party is utilized to substantiate management’s estimate of fair value.

We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in common shareholder’s equity recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. See

HSBC Finance Corporation

Note 25, “Fair Value Measurements” for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

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

Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its Audit Committee. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or his staff. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Executive Officer, focuses on credit, operational and reputational risk management strategies. In addition, the HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review liquidity and market risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board.

Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.

Day-to-day management of credit risk is administered by Chief Credit Officers for each business line who had a reporting line to the Chief Retail Credit Officer in 2008, and beginning in 2009 to the Chief Risk Officer. Independent oversight is provided by a central retail credit risk management team. The Chief Risk Officer reports directly to the HSBC Finance Corporation Chief Executive Officer and indirectly to the Group Managing Director, Head of Credit Risk for HSBC globally. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to our consolidated financial statements for further discussion of our policies surrounding credit loss reserves. While we develop our own policies and procedures for all of our lending activities, they are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level.

Credit risk is also inherent in our investment securities portfolio, particularly in relation to the corporate debt securities we hold in our investment securities portfolio. Prior to acquiring any investment securities, individual

HSBC Finance Corporation

securities are subjected to our investment policies and to the requirements in our co-insurance agreements for securities purchased by our Insurance Services business. Our investment policies specify minimum rating levels as well as limitations on the total amount of investment in a particular industry. For investment securities that have been acquired and have experienced an unrealized loss since the date of acquisition, we have established the Investment Impairment Assessment Committee to assess whether there have been any events or changes in economic circumstances to indicate that the investment security is impaired on an other-than-temporary basis. The Investment Impairment Assessment Committee, which meets on a quarterly basis or more frequently if warranted, includes individuals from a variety of areas of our operations, including investment portfolio management, treasury and corporate finance. The committee determines which securities in an unrealized loss position should be reviewed, performs an analysis of these investment securities on an individual basis, forms a conclusion as to whether an other-than-temporary impairment has occurred and, if so, recommends the impairment amount to be recorded. The committee considers many factors in their analysis including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for recovery in value; recent events specific to the issuer or industry; and for corporate debt securities, external credit ratings and recent downgrades.

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

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $26 million and $51 million at December 31, 2008 and 2007, respectively. Beginning with the second quarter of 2006, when the fair value of our agreements with affiliate counterparties require the posting of collateral, it is provided in the form of cash and recorded on the balance sheet, consistent with third party arrangements. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.9 billion and $3.8 billion at December 31, 2008 and 2007, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”).

See Note 16, “Derivative Financial Instruments,” to the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 25, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

Liquidity Risk Our liquidity is critical to our ability to operate our businesses, fund new loans and be profitable. A compromise to our liquidity could therefore have a negative effect on our financial results. During 2007 and throughout 2008, the capital markets have been severely disrupted, highly risk averse and reactionary. Institutional fixed income investors for the most part remain reluctant to commit significant levels of liquidity to the financial sector of the market unless the corresponding debt issuance is in conjunction with a government guarantee program. Traditional providers of credit to the subprime market are either reducing their exposure to this asset class or markedly tightening the credit standards necessary to receive financing for subprime assets. This has reduced the availability of third party liquidity while increasing the cost of this liquidity.

Other conditions that could negatively affect our liquidity include unforeseen cash or capital requirements, a continued strengthening of the U.S. dollar, an inability to sell assets or execute secured financing transactions due to reduced investor appetite for non-prime assets and an inability to obtain expected funding from HSBC subsidiaries and clients.

HSBC Finance Corporation

The measurement and management of liquidity risk is therefore a primary focus for us. Three standard analyses are utilized to accomplish this goal. First, a rolling 60 day funding plan is updated daily to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annual) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next twelve months are updated at least weekly and monthly funding plans for the next two years are maintained. These plans focus on funding projected asset growth and debt maturities and drive both the timing and size of potential debt issuances. Lastly, contingency funding plans are maintained as part of the liquidity management process. Multiple funding strategies are updated regularly for both six-month and twelve-month horizons and assume limited or no access to secured and unsecured sources of liquidity. These alternative strategies are designed to enable us to achieve monthly funding goals through controlled growth, sales of receivables and access to alternative sources of contingent liquidity including bank lines and undrawn securitization conduits. The results of these analyses are presented to both our Asset/Liability Management Committee and HSBC’s risk management function at least monthly.

As part of our ongoing liquidity risk management process, we regularly evaluate the optimal size of our balance sheet taking into consideration our desired risk profile, available sources of liquidity and funding needs as well as our expected views of the subprime lending industry after the market returns to more normalized levels. In addition to our decision to discontinue certain loan products, we also expect to continue to tighten underwriting standards and may further adjust product offerings resulting in lower future originations. We had a portfolio of receivables designated as held for sale with a carrying value of $16.7 billion as of December 31, 2008. Of the December 31, 2008 carrying value, $6.2 billion represented the GM Portfolio, $5.9 billion represented the UP Portfolio and $2.8 billion represented Auto Finance receivables which were sold to HSBC Bank USA in early January 2009. The execution of these transactions has significantly reduced our need to issue secured or unsecured term debt over the remainder of 2009 although we will continue to be dependent upon the capital support of HSBC to continue our business strategies and maintain capital at levels we believe are prudent until the capital markets recover and we return to profitability.

Lastly, maintaining our credit ratings is an important part of maintaining our overall liquidity profile. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting, permit termination of certain contracts material to us.

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

Beginning in 2007 and continuing in 2008, two important changes in our balance sheet have had a significant impact on our overall market risk profile. First, the size of our balance sheet has declined from assets totaling $179.4 billion at December 31, 2006 to $130.8 billion at December 31, 2008. While a variety of corresponding balance sheet liability reduction strategies were employed, the repayment of maturing secured and unsecured term debt represented a significant component of this overall reduction. As a result, our balance sheet has increasingly been funded with a higher percentage of variable rate liabilities and the average life of our overall liability portfolio has declined.

At the same time, declining economic activity and declining home values have resulted in both Consumer Lending and Mortgage Services’ real estate secured receivables remaining on our balance sheet longer due to lower prepayment rates. In addition to impacting credit quality as discussed above, the lower prepayment rates have also had the effect of extending the projected average life of our real estate secured receivable portfolios. Both net interest income and asset portfolio valuations have increasingly become exposed to rising interest rates as the

HSBC Finance Corporation

average life of our liability portfolios has declined while the average life of our asset portfolios has extended. We have executed a number of risk reduction actions throughout 2008 to offset the effects of this shifting risk profile.

We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We do not use leveraged derivative financial instruments for interest rate risk management.

We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. For part of the year, we had operations in Canada and the U.K. which prepared their financial statements in their local currency. Accordingly, our financial statements were affected by movements in exchange rates between the functional currencies of these subsidiaries and the U.S. dollar. Since our acquisition by HSBC, we have not entered into foreign exchange contracts to hedge our investment in foreign subsidiaries.

Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include expected loan payoff rates, loan volumes and pricing, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we can not precisely predict our earnings due to the uncertainty inherent in the macro economic environment. We use derivative financial instruments, principally interest rate swaps, to manage these exposures. Interest rate futures, interest rate forwards and purchased options are also used on a limited basis to manage interest rate risk. At December 31, 2008, our net interest margin at risk was in compliance with the guidelines defined in our existing policy.

We monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2008 and 2007 a declining balance sheet and the current interest rate risk profile. Our 2008 estimated impact assumes the sale of the GM Portfolio, UP Portfolio and Auto Finance receivables to HSBC Bank USA in early January 2009 and the discontinuation of all receivable originations for all products by our Consumer Lending business. The following table summarizes such estimated impact:

At December 31,	2008	2007

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$77	$153
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	87	132

In the December 2008 and 2007 calculations, looking forward through 2009, and where applicable into 2010, a greater number of real estate secured receivables are expected to remain on the books due to fewer refinancing options available to subprime customers. As a result, the total benefit to net interest income has increased in the declining rate scenario. However, we anticipate higher levels of delinquency and loan impairment charges as these remain on the books longer. These estimates include the impact of debt and the corresponding derivative instruments accounted for using the fair value option under SFAS No. 159. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

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

HSBC Finance Corporation

In addition to the net interest margin at risk guidelines discussed above, HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our absolute PVBP limit was $2.35 million and $2 million at December 31, 2008 and 2007, respectively, which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet for December 31, 2008 shall not increase or decrease by more than $2.35 million. At December 31, 2008 and 2007 we had an absolute PVBP position of $2.396 million and $.953 million, respectively, reflecting the impact of a one basis point increase in interest rates. Our ALCO elected not to take immediate action as the sale of the credit card and auto finance receivables to HSBC Bank USA which occurred in January 2009 would bring this risk measure back within established limits. On a proforma basis, if the sale of the credit card and auto finance receivables had occurred on December 31, 2008, our absolute PVPB would have been $.73 million. The following table shows the components of absolute PVBP at December 31, 2008 and 2007 broken down by currency risk:

	2008	2007

	(in millions)

USD	$2.175	.790
JPY	.221	.162
CAD	-	.001

Absolute PVBP risk	$2.396	.953

In the fourth quarter of 2008, a change was made to the calculation of PVBP in accordance with HSBC standards. Prior to this change, projected asset cash flows supporting the PVBP calculation were discounted using interest rates that included both a risk free rate (LIBOR or U.S. Treasury yields) corresponding to the cash flow maturity plus an applicable credit spread. Projected liability cash flows were discounted using a risk free rate plus new issue credit spreads observed on our debt. Because PVBP is intended to be a measure of manageable interest rate risk, the credit spread volatility experienced across all markets in 2008 needed to be excluded from this measure. The revised calculation holds credit spreads constant for both asset and liability discount calculations. The PVBP risk detailed above utilizes this new methodology. Had the old calculation been utilized, total net PVBP risk at December 31, 2008 and 2007 would have been $(3.4) and $(1.7) respectively.

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

Operational Risk Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events (including legal risk but excluding strategic and reputational risk). It is inherent in every business organization and covers a wide spectrum of issues.

We employ an independent, Executive Vice President level, Head of Operational Risk and Control reporting directly to the Chief Risk Officer and indirectly to the Global Head of Operational Risk Management for HSBC. The Operational Risk Management function provides independent, firm-wide oversight by managing the following activities:

•	developing Operational Risk Management polices and procedures;
•	developing and managing operational risk identification, scoring and assessment tools and databases;
•	providing firm-wide operational risk and control reporting and facilitating resulting action plan development;
•	assessing emerging risk areas and monitoring operational risk internal controls to reduce loss exposure;
•	perform root-cause analysis on large operational risk losses;

HSBC Finance Corporation

•	providing general and/or specific operational risk training and awareness programs for employees throughout the firm;
•	maintaining a network of business line operational risk coordinators; and
•	independently reviewing and reporting the assessments of operational risks.

An Operational Risk Management Committee (“ORMC”) is responsible for firm-wide oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Business unit line management is responsible for identifying, managing and controlling all risks and for communicating and implementing all control standards. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operational risk events which take place to ensure that the firm remains in line with best practice and takes into account lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.

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

Oversight of the Compliance Risk Management Program is provided by the Audit Committee of the Board of Directors through the Risk Management Committee, which is advised of significant potential issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management Program.

The independent Corporate Compliance function is headed by a Chief Compliance Officer who reports to the Chief Executive Officer and the Regional Compliance Officer of HSBC North America. The Corporate Compliance function is supported by various compliance teams assigned to individual business units. The Corporate Compliance function is responsible for the following activities:

•	advising management on compliance matters;
•	providing independent assessment and monitoring; and
•	reporting compliance issues to HSBC Finance Corporation senior management and Board of Directors, as well as to HSBC Compliance.

The overall Corporate Compliance program elements include identification, assessment, monitoring, control and mitigation of the risk and timely resolution of the results of risk events. These functions are generally performed by business line management, with oversight provided by business and Corporate Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and information security/privacy. A separate Corporate Compliance Control Unit, along with Internal Audit, tests the effectiveness of the overall Compliance Risk Management Program through continuous monitoring and periodic target audits.

HSBC Finance Corporation

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

Reputational risk is considered and assessed by the HSBC Group Management Board, our Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, environmental impact, anti-corruption measures and employee relations.

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

Basis point – A unit that is commonly used to calculate changes in interest rates. The relationship between percentage changes and basis points can be summarized as a 1 percent change equals a 100 basis point change or .01 percent change equals 1 basis point.

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

Efficiency Ratio – Ratio of operating expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

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

HBEU – HSBC Bank plc, a U.K. based subsidiary of HSBC Holdings plc.

HINO – HSBC Investments (North America) Inc., which is the immediate parent of HSBC Finance Corporation.

HSBC North America – HSBC North America Holdings Inc., the immediate parent of HINO.

HSBC or HSBC Group – HSBC Holdings plc.

HSBC Bank USA – HSBC Bank USA, National Association and its subsidiaries.

HTSU – HSBC Technology & Services (USA) Inc., which provides information technology and some centralized operational services, as well as human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America and other subsidiaries of HSBC.

HOHU – HSBC Overseas Holdings (UK) Limited, a U.K. based subsidiary of HSBC.

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

HSBC Finance Corporation

Intangible Assets – Assets (not including financial assets) that lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, other loan related relationships, technology and customer lists.

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

Tangible Common Equity – Common shareholder’s equity (excluding unrealized gains and losses on investments and cash flow hedging instruments, SFAS No. 158 adjustments and the impact of SFAS No. 159, including subsequent changes in fair value recognized in earnings) less acquired intangibles and goodwill.

Tangible Shareholders’ Equity – Tangible common equity, preferred stock, and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates).

Tangible Managed Assets – Total managed assets less acquired intangibles, goodwill and derivative related assets.

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

HSBC FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2008	2007	2006	2005		2004

	(dollars are in millions)

Two-Month-and-Over Contractual Delinquency Ratios
Continuing operations:
Real estate secured	14.17%	7.49%	3.65%	2.64%		2.93%
Auto finance	5.16	3.72	3.19	3.07		3.04
Credit card	7.12	5.81	4.60	3.68	(2)	5.25
Private label(7)	24.71	20.05	13.19	10.81		8.99
Personal non-credit card	19.06	14.48	9.91	9.26		9.13

Total consumer – continuing operations	12.52	7.69	4.55	3.69		4.06
Discontinued operations	-	5.68	6.72	6.74		4.74

Total consumer	12.52%	7.56%	4.68%	3.89	%(2)	4.13%

Ratio of Net Charge-offs to Average Receivables for the Year
Continuing operations:
Real estate secured(3)	5.47%	2.37%	1.01%	0.77%		1.11%
Auto finance	5.94 (6)	4.10	3.68	3.28		3.42
Credit card	12.00	7.32	5.59	7.56		9.86 (4)
Private label(7)	29.61	16.56	8.67	8.19		6.92 (4)
Personal non-credit card	13.46	8.28	7.24	8.52		11.71

Total consumer – continuing operations	7.73	4.20	2.79	2.93		4.08 (4)
Commercial
Discontinued operations	4.34	4.47	5.75	3.70		2.87

Total	7.58%	4.22%	2.97%	3.03%		4.00%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	5.91%	2.74%	1.25%	0.88%		1.40%

Nonaccrual Receivables
Continuing operations:
Real estate secured(5)	$7,705	$4,752	$2,604	$1,601		$1,489
Auto finance	537	480	389	320		228
Private label	12	25	31	32		24
Personal non-credit card	2,420	2,092	1,444	1,190		909

Total consumer – continuing operations	10,674	7,349	4,468	3,143		2,650
Commercial and other	-	-	-	3		3
Discontinued operations	-	439	482	462		432

Total	$10,674	$7,788	$4,950	$3,608		$3,085

Accruing Consumer Receivables 90 or More Days Delinquent
Credit Card – continuing operations	$1,333	$1,240	$894	$585		$469
Discontinued operations	-	37	35	38		38

Total	$1,333	$1,277	$929	$623		$507

Real Estate Owned
Continuing operations	$885	$1,008	$661	$506		$583
Discontinued operations	-	15	9	4		4

Total	$885	$1,023	$670	$510		$587

Renegotiated Commercial Loans	$-	$-	$1	$-		$2

(1)	Real estate secured two-months-and-over contractual delinquency (as a percent of consumer receivables) for our Mortgage Services and Consumer Lending businesses are as follows:

	2008	2007	2006	2005	2004

Mortgage Services:
First lien	18.07%	11.70%	4.50%	3.21%	3.26%
Second lien	18.37	15.61	5.74	1.94	2.47

Total Mortgage Services	18.11%	12.47%	4.75%	2.98%	3.16%

Consumer Lending:
First lien	11.64	3.72	2.07	2.14	2.69
Second lien	14.45	6.93	3.06	3.03	3.02

Total Consumer Lending	12.00%	4.15%	2.21%	2.26%	2.73%

HSBC FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS (CONTINUED)

(2)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our credit card portfolio was 4.01% and total consumer delinquency was 3.89%.

(3)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables for our Mortgage Services and Consumer Lending businesses are as follows:

	2008	2007	2006	2005	2004

Mortgage Services:
First lien	5.82%	1.60%	.77%	.68%	.81%
Second lien	30.52	12.15	2.38	1.11	2.64

Total Mortgage Services	10.38%	3.77%	1.12%	.75%	1.05%

Consumer Lending:
First lien	1.31	.79	.85	.74	1.03
Second lien	10.41	3.78	1.12	1.21	2.77

Total Consumer Lending	2.52%	1.20%	.89%	.80%	1.21%

(4)	The adoption of FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios in December 2004 increased private label net charge-offs by $155 million (119 basis points) and credit card net charge-offs by $3 million (2 basis points) and total consumer net charge-offs by $158 million (16 basis points) for the year ended December 31, 2004.

(5)	Real estate nonaccrual receivables are comprised of the following:

	2008	2007	2006	2005	2004

Real estate secured:
Closed-end:
First lien	$6,452	$3,583	$2,023	$1,359	$1,287
Second lien	931	801	535	148	105
Revolving:
First lien	8	19	22	31	40
Second lien	314	349	24	63	57

Total real estate secured	$7,705	$4,752	$2,604	$1,601	$1,489

(6)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-offs in December 2006, which totaled $24 million. Excluding the impact of this change the auto finance net charge-off ratio would have been 4.19 percent in the quarter ended December 31, 2006 and 3.46 percent for the year ended December 31, 2006.

(7)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio slight changes in dollars of delinquency, the outstanding principal balance of the portfolio, net charge-off dollars or the average principal balance of the portfolio can result in significant changes in these ratios. Beginning in the first quarter of 2009, we will report this liquidating portfolio prospectively within our personal non-credit card portfolio.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS

	2008	2007	2006	2005		2004

	(dollars are in millions)

Total Credit Loss Reserves at January 1	$10,413	$6,241	$4,209	$3,309		$3,546

Provision for Credit Losses	13,430	10,470	6,012	3,977		3,984

Charge-offs:
Real estate secured(1)	(4,318)	(2,199)	(931)	(569)		(629)
Auto finance	(753)	(595)	(467)	(311)		(204)
Credit card(2)	(3,147)	(2,463)	(1,665)	(1,339)		(1,082)
Private label(2)	(36)	(45)	(43)	(33)		(788)
Personal non-credit card	(2,474)	(1,729)	(1,455)	(1,333)		(1,350)

Total consumer	(10,728)	(7,031)	(4,561)	(3,585)		(4,053)
Commercial and other	-	-	(2)	(6)		(1)

Total receivables charged off	(10,728)	(7,031)	(4,563)	(3,591)		(4,054)

Recoveries:
Real estate secured(3)	48	72	33	27		18
Auto finance	73	80	49	18		6
Credit card	369	383	274	157		103
Private label	7	9	13	6		79
Personal non-credit card	221	211	216	171		120

Total consumer	718	755	585	379		326
Commercial and other	-	-	-	-		-

Total recoveries on receivables	718	755	585	379		326

Reserves on Receivables Transferred to Held For Sale:
Real estate secured	(252)	-	-	-		-
Auto finance	(212)	-	-	-		-
Credit card	(944)	-	-	-		-

Total consumer	(1,408)	-	-	-		-
Commercial and other	-	-	-	-		-

Total reserves on receivables transferred to held for sale	(1,408)	-	-	-		-

Other, net	(10)	(22)	(2)	135		(493)

Credit Loss Reserves:
Real estate secured	7,113	5,119	2,365	718		645
Auto finance	352	254	241	222		181
Credit card	2,246	2,635	1,864	1,576		1,205
Private label	16	26	38	36		28
Personal non-credit card	2,687	2,378	1,732	1,652		1,237

Total consumer	12,414	10,412	6,240	4,204		3,296
Commercial and other	1	1	1	5		13

Total Credit Loss Reserves at December 31	$12,415	$10,413	$6,241	$4,209		$3,309

Ratio of Credit Loss Reserves to:
Net charge-offs(6)(7)	130.7%	165.9%	156.9%	131.0	%(4)	88.8	%(5)
Receivables:
Consumer(6)	9.94	7.15	4.09	3.22		4.07
Commercial	1.06	0.76	0.60	8.90		6.64

Total(6)	9.93%	7.14%	4.09%	3.22%		4.11%

Nonperforming loans:
Consumer(7)	108.2%	121.2%	116.4%	112.8%		105.6%
Commercial	-	-	100.0	166.7		433.3

Total(7)	108.2%	121.2%	116.4%	112.8%		105.9%

(1)	Real estate secured charge-offs can be further analyzed as follows:

	2008	2007	2006	2005	2004

Closed end:
First lien	$(1,942)	$(879)	$(582)	$(421)	$(418)
Second lien	(1,822)	(928)	(256)	(105)	(151)
Revolving:
First lien	(14)	(20)	(17)	(22)	(34)
Second lien	(540)	(372)	(76)	(21)	(26)

Total	$(4,318)	$(2,199)	$(931)	$(569)	$(629)

(2)	Includes $3 million of credit card and $155 million of private label charge-off relating to the adoption of FFIEC charge-off policies in December 2004.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS (CONTINUED)

(3)	Real estate recoveries can be further analyzed as follows:

	2008	2007	2006	2005	2004

Closed end:
First lien	$9	$45	$11	$11	$5
Second lien	30	20	15	10	8
Revolving:
First lien	1	2	2	2	2
Second lien	8	5	5	4	3

Total	$48	$72	$33	$27	$18

(4)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 118.2 percent.

(5)	In December 2004 we adopted FFIEC charge-off policies for our domestic private label (excluding retail sales contracts at our consumer lending business) and credit card portfolios and subsequently sold this domestic private label receivable portfolio. These events had a significant impact on this ratio. Reserves as a percentage of net charge-offs excluding net charge-offs associated with the sold domestic private label portfolio and charge-off relating to the adoption of FFIEC was 109.2% at December 31, 2004.

(6)	See “Credit Quality” section included in this MD&A for further discussion of ratios and trends.

(7)	Ratio excludes nonperforming loans and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

NET INTEREST MARGIN – CONTINUING OPERATIONS 2008 COMPARED TO 2007

					Finance and
	Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Average Rate		Interest Expense			Volume	Rate
	2008	2007	2008	2007	2008	2007	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$78,280	$89,836	7.66%	8.38%	$5,994	$7,527	$(1,533)	$(918)	$(616)
Auto finance	12,157	12,573	12.37	12.29	1,504	1,545	(41)	(51)	11
Credit card	28,243	28,397	16.19	16.54	4,572	4,698	(126)	(25)	(101)
Private label	97	218	20.62	23.39	20	51	(31)	(25)	(5)
Personal non-credit card	16,735	18,335	17.34	19.15	2,902	3,512	(610)	(293)	(317)
Commercial and other	110	153	.91	(1.31)	1	(2)	3	-	3
Purchase accounting adjustments	(47)	(56)	-	-	7	(44)	51	51	-

Total receivables	135,575	149,456	11.06	11.57	15,000	17,287	(2.287)	(1,558)	(730)
Noninsurance investments	3,859	3,717	3.21	5.89	124	219	(95)	8	(103)

Total interest-earning assets (excluding insurance investments)	$139,434	$153,173	10.85%	11.42%	$15,124	$17,506	$(2,382)	$(1,519)	$(864)
Insurance investments	2,200	2,443
Other assets	3,000	8,484

Total Assets	$144,634	$164,100

Debt:
Commercial paper and short term borrowings	$7,853	$10,578	2.64%	5.57%	$207	$589	$(382)	$(125)	$(257)
Long term debt(6)	119,625	133,406	5.07	5.34	6,067	7,122	(1,056)	(711)	(345)

Total debt	$127,478	$143,984	4.92%	5.36%	$6,274	$7,711	$(1,437)	$(842)	$(595)
Other liabilities	3,193	2,922

Total liabilities	130,671	146,906
Preferred securities	575	575
Common shareholder’s equity	13,388	16,619

Total Liabilities and Shareholder’s Equity	$144,634	$164,100

Net Interest Margin(3)			6.35%	6.39%	$8,850	$9,795	$(945)	$(677)	$(268)

Interest Spreads(4)			5.93%	6.06%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	Average rate does not recompute from the dollar figures presented due to rounding.

(6)	Includes debt issued to subsidiaries of HSBC.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

NET INTEREST MARGIN – CONTINUING OPERATIONS 2007 COMPARED TO 2006

							Finance and
	Average		Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Rate				Interest Expense			Volume	Rate
	2007	2006	2007		2006		2007	2006	Variance	Variance(2)	Variance(2)

					(dollars are in millions)

Receivables:
Real estate secured	$89,836	$89,038	8.38%		8.49%		$7,527	$7,563	$(36)	$67	$(103)
Auto finance	12,573	11,366	12.29		12.10		1,545	1,375	170	148	22
Credit card	28,397	24,897	16.54		16.35		4,698	4,070	628	578	49
Private label	218	350	23.39		20.00		51	70	(19)	(29)	10
Personal non-credit card	18,335	17,116	19.15		19.43		3,512	3,326	186	234	(49)
Commercial and other	153	196	(1.31)		2.04		(2)	4	(6)	(1)	(4)
Purchase accounting adjustments	(56)	(9)	-		-		(44)	(116)	72	72	-

Total receivables	149,456	142,954	11.57		11.40		17,287	16,292	995	749	246
Noninsurance investments	3,717	2,440	5.89		6.68		219	163	56	77	(21)

Total interest-earning assets (excluding insurance investments)	$153,173	$145,394	11.42%		11.32%		$17,506	$16,455	$1,051	$888	$164
Insurance investments	2,443	2,527
Other assets	8,484	11,070

Total Assets	$164,100	$158,991

Debt:
Commercial paper and short term borrowings	$10,578	$12,205	5.57	%(5)	4.90	%(5)	$589	$598	$(9)	$(85)	$76
Long term debt(6)	133,406	127,302	5.34		5.03		7,122	6,398	724	315	409

Total debt	$143,984	$139,507	5.36%		5.01%		$7,711	$6,996	$715	$229	$486
Other liabilities	2,922	1,112

Total liabilities	146,906	140,619
Preferred securities	575	575
Common shareholder’s equity	16,619	17,797

Total Liabilities and Shareholder’s Equity	$164,100	$158,991

Net Interest Margin(3)			6.39%		6.51%		$9,795	$9,459	$336	$658	$(322)

Interest Spreads(4)			6.06%		6.30%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	Average rate does not recompute from the dollar figures presented due to rounding.

(6)	Includes debt issued to subsidiaries of HSBC.

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

IFRS Management Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Upon the completion of the sale of the aforementioned GM and UP Portfolios and auto finance receivables in January 2009, IFRS Management Basis results will also assume that these receivables have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that all purchase accounting fair value adjustments reflecting our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation.

Equity Ratios In managing capital, we develop targets for tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. We and certain rating agencies monitor ratios excluding the impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” and the impact of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with credit risk on debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus loans which we have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For a reconciliation of IFRS Management Basis results to the comparable owned basis amounts, see Note 10, “Business Segments,” to the accompanying consolidated financial statements. Reconciliations of selected operating basis financial ratios and our equity ratios follow.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
EQUITY RATIOS – CONTINUING OPERATIONS

	2008	2007	2006	2005	2004

		(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$12,862	$13,584	$19,515	$18,904	$15,841
Exclude:
Fair value option adjustment	(2,494)	(545)	-	-	-
Unrealized (gains) losses on cash flow hedging instruments	1,316	718	61	(260)	(119)
FASB Statement No. 158 adjustments	(4)	3	1	-	-
Minimum pension liability	-	-	-	-	4
Unrealized gains on investments and interest-only strip receivables	55	13	23	3	(53)
Intangibles assets	(922)	(1,107)	(2,218)	(2,480)	(2,705)
Goodwill	(2,294)	(2,827)	(7,010)	(7,003)	(6,856)

Tangible common equity	8,519	9,839	10,372	9,164	6,112
Purchase accounting adjustments	-	267	1,105	1,441	2,227

Tangible common equity, excluding HSBC acquisition purchase accounting adjustments	$8,519	$10,106	$11,477	$10,605	$8,339

Tangible shareholder’s(s’) equity:
Tangible common equity	$8,519	$9,839	$10,372	$9,164	$6,112
Preferred stock	575	575	575	575	1,100
Mandatorily redeemable preferred securities of Household Capital Trusts	1,275	1,275	1,275	1,679	994

Tangible shareholder’s(s’) equity	10,369	11,689	12,222	11,418	8,206
HSBC acquisition purchase accounting adjustments	-	267	1,105	1,438	2,208

Tangible shareholder’s(s’) equity, excluding purchase accounting adjustments	$10,369	$11,956	$13,327	$12,856	$10,414

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$10,369	$11,689	$12,222	$11,418	$8,206
Owned loss reserves	12,415	10,905	6,587	4,521	3,625

Tangible shareholder’s(s’) equity plus owned loss reserves	22,784	22,594	18,809	15,939	11,831
HSBC acquisition purchase accounting adjustments	-	267	1,105	1,438	2,208

Tangible shareholder’s(s’) equity plus owned loss reserves, excluding purchase accounting adjustments	$22,784	$22,861	$19,914	$17,377	$14,039

Tangible managed assets:
Owned assets	$130,785	$165,504	$179,218	$156,522	$130,190
Receivables serviced with limited recourse	-	124	949	4,074	14,225

Managed assets	130,785	165,628	180,167	160,596	144,415
Exclude:
Intangible assets	(922)	(1,107)	(2,218)	(2,480)	(2,705)
Goodwill	(2,294)	(2,827)	(7,010)	(7,003)	(6,856)
Derivative related assets	(7)	(48)	(298)	(87)	(4,049)

Tangible managed assets	127,562	161,646	170,641	151,026	130,805
HSBC acquisition purchase accounting adjustments	-	(387)	64	(52)	(202)

Tangible managed assets, excluding purchase accounting adjustments	$127,562	$161,259	$170,705	$150,974	$130,603

Equity ratios:
Common and preferred equity to owned assets	10.27%	8.56%	11.21%	12.44%	13.01%
Tangible common equity to tangible managed assets	6.68	6.09	6.08	6.07	4.67
Tangible shareholder’s(s’) equity to tangible managed assets	8.13	7.23	7.16	7.56	6.27
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	17.86	13.98	11.02	10.55	9.04
Excluding HSBC acquisition purchase accounting adjustments:
Tangible common equity to tangible managed assets	-	6.27	6.72	7.02	6.38

HSBC Finance Corporation

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in the following sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Liquidity and Capital Resources”, “Off Balance Sheet Arrangements and Secured Financings” and “Risk Management.”

Item 8. Financial Statements and Supplementary Data.

Our 2008 Financial Statements meet the requirements of Regulation S-X. The 2008 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HSBC Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the HSBC Finance Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, HSBC Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income (loss), changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 2, 2009

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), changes in shareholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the HSBC Finance Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 2, 2009

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2008	2007	2006

	(in millions)

Finance and other interest income	$15,124	$17,506	$16,455
Interest expense:
HSBC affiliates	1,027	776	725
Non-affiliates	5,247	6,935	6,271

Net interest income	8,850	9,795	9,459
Provision for credit losses	13,430	10,470	6,012

Net interest income (loss) after provision for credit losses	(4,580)	(675)	3,447

Other revenues:
Insurance revenue	417	467	465
Investment income	70	128	251
Derivative income (expense)	(306)	(68)	176
Gain on debt designated at fair value and related derivatives	3,160	1,270	-
Fee income	1,755	2,343	1,853
Enhancement services revenue	701	634	513
Taxpayer financial services revenue	168	247	258
Gain on receivable sales to HSBC affiliates	260	419	422
Servicing and other fees from HSBC affiliates	501	489	464
Lower of cost or fair value adjustment on receivables held for sale	(571)	(55)	(25)
Other income (expense)	(16)	41	347

Total other revenues	6,139	5,915	4,724

Operating expenses:
Salaries and employee benefits	1,680	2,086	2,091
Sales incentives	55	186	335
Occupancy and equipment expenses, net	208	311	256
Other marketing expenses	354	727	791
Real estate owned expenses	342	333	216
Other servicing and administrative expenses	1,099	769	627
Support services from HSBC affiliates	1,029	1,122	1,012
Amortization of intangibles	181	253	269
Policyholders’ benefits	199	231	252
Goodwill and other intangible asset impairment charges	329	4,513	-

Operating expenses	5,476	10,531	5,849

Income (loss) from continuing operations before income tax expense (benefit)	(3,917)	(5,291)	2,322
Income tax expense (benefit)	(1,166)	(913)	837

Income (loss) from continuing operations	(2,751)	(4,378)	1,485
Discontinued Operations (Note 3);
Income (loss) from discontinued operations	(6)	(560)	(35)
Income tax expense (benefit)	26	(32)	7

Loss from discontinued operations	(32)	(528)	(42)

Net income (loss)	$(2,783)	$(4,906)	$1,443

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

December 31,	2008	2007

	(in millions,
	except share data)

Assets
Cash	$255	$612
Interest bearing deposits with banks	25	276
Securities purchased under agreements to resell	1,025	1,506
Securities available for sale	3,094	3,086
Receivables, net	98,021	137,367
Receivables held for sale	16,680	80
Intangible assets, net	922	1,103
Goodwill	2,294	2,635
Properties and equipment, net	201	330
Real estate owned	885	1,008
Derivative related assets	8	46
Deferred income taxes, net	3,318	2,768
Other assets	4,057	4,157
Assets of discontinued operations	-	10,753

Total assets	$130,785	$165,727

Liabilities
Debt:
Due to affiliates	$13,543	$11,359
Commercial paper	9,639	7,725
Long term debt (including $28.3 billion at December 31, 2008 and $32.0 billion at December 31, 2007 carried at fair value)	90,024	118,955

Total debt	113,206	138,039

Insurance policy and claim reserves	965	998
Derivative related liabilities	461	2
Liability for postretirement benefits	298	333
Other liabilities	2,418	3,017
Liabilities of discontinued operations	-	9,179

Total liabilities	117,348	151,568

Shareholders’ equity
Redeemable preferred stock (1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued)	575	575
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 60 shares issued at December 31, 2008 and 57 shares issued at December 31, 2007)	-	-
Additional paid-in capital	21,485	18,227
Accumulated deficit	(7,245)	(4,423)
Accumulated other comprehensive income (loss)	(1,378)	(220)

Total common shareholder’s equity	12,862	13,584

Total liabilities and shareholders’ equity	$130,785	$165,727

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	2008	2007	2006

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575	$575

Common shareholder’s equity
Common stock
Balance at beginning and end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$18,227	$17,279	$17,145
Excess of book value over consideration received on sale of U.K. Operations to an HSBC affiliate	(196)	-	-
Excess of book value over consideration received on sale of Canadian Operations to an HSBC affiliate	(46)	-	-
Premium on sale of European Operations to affiliate	-	-	13
Capital contribution from parent company	3,500	950	163
Return of capital to HSBC	-	(18)	(49)
Employee benefit plans, including transfers and other	-	16	7

Balance at end of period	$21,485	$18,227	$17,279

Accumulated deficit) retained earnings
Balance at beginning of period	$(4,423)	$1,877	$1,280
Adjustment to initially apply the fair value method of accounting under FASB Statement No. 159, net of tax	-	(538)	-

Balance at beginning of period, as adjusted	(4,423)	1,339	1,280
Net income (loss)	(2,783)	(4,906)	1,443
Dividend equivalents on HSBC’s Restricted Share Plan	(2)	(7)	-
Dividends:
Preferred stock	(37)	(37)	(37)
Common stock	-	(812)	(809)

Balance at end of period	$(7,245)	$(4,423)	$1,877
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(220)	$359	$479
Net change in unrealized gains (losses) on:
Derivatives classified as cash flow hedges	(610)	(657)	(321)
Securities available for sale and interest-only strip receivables	(53)	10	(21)
FASB Statement No. 158 adjustment, net of tax	(1)	(2)	-
Foreign currency translation adjustments	(120)	70	223

Other comprehensive (loss), net of tax	(784)	(579)	(119)
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. Operations	(380)	-	-
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of Canadian Operations	6	-	-
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	(1)

Balance at end of period	$(1,378)	$(220)	$359

Total common shareholder’s equity	$12,862	$13,584	$19,515

Comprehensive income
Net income (loss)	$(2,783)	$(4,906)	$1,443
Other comprehensive income (loss)	(784)	(579)	(119)

Comprehensive income (loss)	$(3,567)	$(5,485)	$1,324

Preferred stock
Balance at beginning and end of period	575	575	575

Common stock
Issued
Balance at beginning of period	57	55	55
Issuance of common stock to parent	3	2	-

Balance at end of period	60	57	55

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Cash flows from operating activities
Net income (loss)	$(2,783)	$(4,906)	$1,443
Loss from discontinued operations	(32)	(528)	42

Income (loss) from continuing operations	(2,751)	(4,378)	1,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	13,430	10,470	6,012
Gain on receivable sales to HSBC affiliates	(260)	(419)	(422)
Loss on sale of real estate owned, including lower of cost or market adjustments	229	234	153
Gain on sale of investment in Kanbay International, Inc.	-	-	(123)
Insurance policy and claim reserves	(41)	4	(6)
Depreciation and amortization	246	335	374
Mark-to-market on debt designated at fair value and related derivatives	(2,924)	(1,583)	-
Gain on sale of Visa Class B shares in 2008 and MasterCard Class B shares in 2007	(11)	(113)	-
Goodwill and other intangible asset impairment charges	329	4,513	-
Deferred income tax (benefit) provision	(127)	(1,058)	(538)
Net change in other assets	(309)	(988)	(1,487)
Net change in other liabilities	(546)	(301)	885
Originations of loans held for sale	(24,884)	(27,977)	(35,810)
Sales and collections on loans held for sale	25,114	30,001	36,159
Foreign exchange and SFAS No. 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	(161)	3,329	893
Excess tax benefits from share-based compensation arrangements	-	(8)	(16)
LOCOM on receivables HFS	571	55	25
Other than temporary impairment on securities	54	-	-
Other, net	250	229	(3)

Cash provided by (used in) operating activities – continuing operations	8,209	12,345	7,581
Cash provided by (used in) operating activities – discontinued operations	420	523	354

Net cash provided by (used in) operating activities	8,629	12,868	7,935

Cash flows from investing activities
Securities:
Purchased	(452)	(1,109)	(1,829)
Matured	538	750	1,713
Sold	175	173	492
Net change in short-term securities available for sale	(510)	1,324	(606)
Net change in securities purchased under agreements to resell	481	(1,335)	(93)
Net change in interest bearing deposits with banks	251	(106)	(112)
Receivables:
Net (originations) collections	5,892	(6,103)	(24,679)
Purchases and related premiums	(48)	(220)	(3,225)
Proceeds from sales of real estate owned	1,591	1,558	1,178
Net change in interest-only strip receivables	-	6	(5)
Cash received in sale of receivables held in portfolio to a third party	1,116	2,692
Cash received in sale of Visa Class B shares in 2008 and MasterCard Class B shares in 2007	11	113
Net cash received in sale of U.K. operations	259	-
Net cash received in sale of Canada operations	277	-
Properties and equipment:
Acquisitions of Solstice business operations	-	-	(50)
Purchases	(77)	(52)	(63)
Sales	50	38	17

Cash provided by (used in) investing activities – continuing operations	9,554	(2,271)	(27,262)
Cash provided by (used in) investing activities – discontinued operations	646	(159)	3

Net cash provided by (used in) investing activities	10,200	(2,430)	(27,259)

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	1,914	(3,082)	(161)
Net change in due to affiliates	2,184	472	(423)
Long term debt issued	4,675	18,072	39,864
Long term debt retired	(30,906)	(25,691)	(18,668)
Redemption of company obligated mandatorily redeemable preferred securities of subsidiary trusts	-	-	(412)
Insurance:
Policyholders’ benefits paid	(95)	(97)	(105)
Cash received from policyholders	54	49	64
Capital contribution from parent	3,500	950	163
Shareholder’s dividends	(37)	(849)	(846)
Issuance of preferred stock	-	-	-
Excess tax benefits from share-based compensation arrangements	-	8	16

Cash provided by (used in) financing activities – continuing operations	(18,711)	(10,168)	19,492
Cash provided by (used in) financing activities – discontinued operations	(620)	(350)	(220)

Net cash provided by (used in) financing activities	(19,331)	(10,518)	19,272

Effect of exchange rate changes on cash	(26)	(8)	20

Net change in cash	(528)	(88)	(32)
Cash at beginning of period(1)	783	871	903

Cash at end of period(2)	$255	$783	$871

Supplemental Cash Flow Information:
Interest paid	$7,042	$8,034	$7,088
Income taxes paid	46	690	1,384

Supplemental Noncash Financing and Capital Activities:
Transfer of receivables held for sale	$19,335	$-	$-

Transfer of receivables to Real Estate Owned	2,137	2,195	1,419

(1)	Cash at beginning of period includes $171 million, $150 million and $152 million for discontinued operations as of December 31, 2008, 2007, and 2006, respectively.
(2)	Cash at end of period includes $171 million and $150 million for discontinued operations as of December 31, 2007, and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States. As discussed more fully in Note 3, “Discontinued Operations,” in 2008, our United Kingdom and Canadian operations were sold to HSBC affiliates. Our lending products historically included real estate secured loans, MasterCard*, Visa*, American Express* and Discover* credit card loans (“Credit Card”) and personal non-credit card loans. Our lending products also include private label credit card loans, which we sell on a daily basis to an affiliate and service for a fee. Prior to January 7, 2009, we also originated auto finance receivables. We previously offered private label credit card loans in our United Kingdom and Canadian operations. We also initiate tax refund anticipation loans and other related products in the United States and offer credit and specialty insurance in the United States and Canada. Prior to November 1, 2007, we also offered credit and specialty insurance in the United Kingdom. We have two reportable segments: Consumer and Card and Retail Services. Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. In late February 2009, we authorized discontinuance of all new real estate secured and personal non-credit card loan originations by our Consumer Lending business.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies

Basis of Presentation The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant loss recognized in recent years and the challenges we anticipate with respect to a near-term return to profitability under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.

The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities in which we are the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised) (“FIN No. 46(R)”). Unaffiliated trusts to which we have transferred securitized receivables which are qualifying special purpose entities (“QSPEs”) as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), are not consolidated. All significant intercompany accounts and transactions have been eliminated.

We assess whether an entity is a variable interest entity and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity. Our involvement is subsequently reassessed only upon the occurrence of certain changes in the entity’s governing documents or planned operations that result in changes to the entity’s equity structure or its expected losses. Our assessment is made in accordance with FIN No. 46(R) which defines a variable interest entity (“VIE”) as an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of a particular equity investor and the entity’s activities are conducted primarily on behalf of that investor. FIN No. 46(R) requires a VIE to be consolidated by its primary beneficiary, which is the entity that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the variable interest entity’s expected residual returns, or both. We are involved with VIEs primarily in

 *  MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); VISA is a registered trademark of Visa, Inc; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

connection with our collateralized funding transactions. See Note 10, “Asset Securitizations,” for additional discussion of those activities and the use of VIEs.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current period presentation. Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2008, we completed the sale of our United Kingdom and Canadian operations to HSBC affiliates. See Note 3, “Discontinued Operations,” for further details.

Securities purchased under agreements to resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which the securities were acquired plus accrued interest. Interest income earned on these securities is included in net interest income.

Investment Securities We maintain investment portfolios (comprised primarily of corporate debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio is classified as available-for-sale. Available-for-sale investments are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value. Unrealized holding gains and losses on available-for-sale investments are recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income (loss), net of income taxes. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current period earnings.

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

For cash flow presentation purposes, we consider available for sale securities with original maturities less than 90 days as short term, and thus they are presented on a net basis.

Receivables Finance receivables are carried at amortized cost which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risks on our consumer receivables. Finance income is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs. Net deferred origination fees, excluding MasterCard and Visa, for continuing operations totaled $247 million at December 31, 2008 and $168 million at December 31, 2007. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, for continuing operations totaled $149 million at December 31, 2008 and $248 million at December 31, 2007.

Insurance reserves and unearned premiums applicable to credit risks on consumer receivables are treated as a reduction of receivables in the balance sheet, since payments on such policies generally are used to reduce outstanding receivables.

Receivables Held for Sale Receivables are classified as held for sale when management does not have the intent to hold the receivable for the foreseeable future. Receivables that have been identified for sale are classified as receivables held for sale and are carried at the lower of aggregate cost or market value with any subsequent write downs or recoveries charged to other income.

Provision and Credit Loss Reserves Provision for credit losses on owned receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable losses of principal, interest and fees, including late, over limit and annual fees, in the existing loan portfolio. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include growth, product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics.

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

Provision for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS No. 114”). Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered TDR Loans and loss reserve estimates are determined in accordance with SFAS No. 114 which requires a discounted cash flow analysis to assess impairment. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR, it continues to be reported as such until it is paid off, charged-off or otherwise leaves a qualifying modification status.

Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate secured(2)	Carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off no later than by the end of the month in which the account becomes eight months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due and resumed when the receivable becomes less than three months contractually past due.
Auto finance(3)(5)	Carrying values in excess of net realizable value are charged off at the earlier of the following:

• the collateral has been repossessed and sold,

• the collateral has been in our possession for more than 30 days (prior to December 2006, 90 days), or

	• the loan becomes 150 days contractually delinquent.	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.
Credit card(4)	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Private label(4)	Retail sales contracts at our Consumer Lending business generally charge-off the month following the month in which the account becomes nine months contractually delinquent and no payment is received in six months, but in no event to exceed 12 months contractually delinquent.	Interest income accruals for retail sales contracts are suspended when principal or interest payments are more than three months contractually delinquent. After suspension, interest income is generally recorded as collected.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Personal non-credit card(4)	Generally charged-off the month following the month in which the account becomes nine months contractually delinquent and no payment received in six months, but in no event to exceed 12 months contractually delinquent (except in our discontinued United Kingdom business which did not include a recency factor and, prior to December 31, 2006, may be longer).	Interest income accruals are suspended when principal or interest payments are more than three months contractually delinquent. For PHLs, interest income accruals resume if the receivable becomes less than three months contractually past due. For all other personal non- credit card receivables, interest income is generally recorded as collected.

(1)	For our discontinued United Kingdom business, interest income accruals were suspended when principal or interest payments were more than three months contractually delinquent.
(2)	For our discontinued United Kingdom business, real estate secured carrying values in excess of net realizable value were charged-off at the time of sale.
(3)	Our Auto Finance charge-off policy was changed in December 2006. Prior to December 2006, carrying values in excess of net realizable value were charged-off at the earlier of: a) sale; b) the collateral having been in our possession for more than 90 days; or c) the loan becoming 150 days contractually delinquent. Charge-offs of $24 million were recorded in December 2006 to reflect this policy change. Our discontinued Canadian business made a similar charge in March 2007. The impact to charge-off was not material.
(4)	For our discontinued United Kingdom business, delinquent private label receivables were charged-off the month following the month in which the account became nine months contractually delinquent. Retail sales contracts in the discontinued United Kingdom business for which bankruptcy notification had been received were charged off after five months of delinquency or in the month received if greater than five months delinquent at that time. For our discontinued Canadian business, delinquent private label and personal non-credit card receivables were charged off when no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent.
(5)	For our discontinued Canadian business, interest income accruals on auto loans were suspended and the portion of previously accrued interest expected to be uncollectible was written off when principal payments are more than three months contractually past due and resumed when the receivables become less than three months contractually past due.

Charge-off involving a bankruptcy for our domestic MasterCard and Visa receivables occurs by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. For auto finance receivables, bankrupt accounts are charged off no later than the end of the month in which the loan becomes 210 days contractually delinquent.

Receivables Sold and Serviced with Limited Recourse and Securitization Related Revenue Prior to July 2004, certain auto finance, MasterCard and Visa and personal non-credit card receivables were securitized and sold to investors with limited recourse. These securitizations utilized special purpose entities that met the definition of QSPEs under SFAS No. 140. Because a transferor of financial assets to a QSPE does not consolidate the QSPE, we did not consolidate these entities. We retained the servicing rights to the receivables transferred in these securitizations. Recourse was limited to our rights to future cash flow and any subordinated interest retained. Upon sale, these receivables were removed from the balance sheet and a gain on sale was recognized. The resulting gain was also adjusted by a provision for estimated probable losses under the recourse provisions. Gains on sale net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income (loss) as a component of other (expense) income.

In connection with these transactions, an interest-only strip receivable was recorded, representing our contractual right to receive interest and other cash flows from our securitization trusts. Our interest-only strip receivables were reported at fair value using discounted cash flow estimates as a separate component of receivables net of our estimate of probable losses under the recourse provisions. Unrealized gains and losses were recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income (loss), net of income taxes. Our interest-only strip receivables were reviewed for impairment quarterly or earlier if events indicated that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which was deemed to be other than temporary was charged against current earnings. We have also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

In order to align our accounting treatment with that of HSBC initially under U.K. GAAP and now under International Financial Reporting Standards (“IFRS”), starting in the third quarter of 2004 we began to structure all new collateralized funding transactions as secured financings using entities that do not qualify as QSPEs. Assets transferred in these transactions do not meet the requirements for sale accounting and are accounted for as secured borrowings. The secured financing entities are deemed to be VIEs and we are deemed to be their primary beneficiary. As a result, we have consolidated all entities used in our collateralized funding transactions beginning in the third quarter of 2004. In 2008, the last outstanding securitization transaction paid off. Therefore, at December 31, 2008 we no longer hold any interest-only strip or other subordinated interests related to securitized transactions.

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

Intangible Assets Intangible assets currently consist of purchased credit card relationships and related programs, other loan related relationships, technology and customer lists. The trade names were not subject to amortization, as we believe they had indefinite lives. Intangible assets are amortized over their estimated useful lives on a straight-line basis. These useful lives range from 7 years for other loan related relationships to approximately 10 years for certain purchased credit card relationships and related programs. Intangible assets are reviewed for impairment using discounted cash flows annually, or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows.

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

The goodwill impairment analysis is a two step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying value including allocated goodwill exceeds fair value, the second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill, as determined using the same methodology as used in a business combination, is less than the carrying value of goodwill, an impairment charge is recorded for the excess. An impairment recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment are not permitted.

Derivative Financial Instruments All derivatives are recognized on the balance sheet at their fair value. At the inception of a hedging relationship, we designate the derivative as a fair value hedge, a cash flow hedge, or if the derivative does not qualify in a hedging relationship, a non-hedging derivative. Fair value hedges include hedges of the fair value of a recognized asset or liability and certain foreign currency hedges. Cash flow hedges include hedges of the variability of cash flows to be received or paid related to a recognized asset or liability and certain foreign currency hedges. Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged risk, are recorded as derivative income (expense) in the current period.

Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative income (expense) in the current period. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as Gain on debt designated at fair value and related derivatives in the current period.

For derivative instruments designated as hedges, we formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative is not expected to continue to be highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying value of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income (loss) will be reclassified into income in the same manner that the hedged item affects income.

If the hedging instrument is terminated early, the derivative is removed from the balance sheet. Accounting for the adjustments to the hedged asset or liability or adjustments to accumulated other comprehensive income (loss) are the same as described above when a derivative no longer qualifies as an effective hedge.

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The hedged item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

Foreign Currency Translation Prior to the sale of our U.K. and Canadian Operations in 2008, the functional currency for each of these foreign subsidiaries was its local currency. Assets and liabilities of these subsidiaries were translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process were accumulated in common shareholder’s equity as a component of accumulated other comprehensive income (loss). Income and expenses were translated at the average rate of exchange prevailing during the year.

Effects of foreign currency translation in the statements of cash flows were offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

Stock-Based Compensation We account for all of our stock based compensation awards including share options, restricted share awards and the employee stock purchase plan using the fair value method of accounting under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

The fair value of the rewards granted is recognized as expense over the vesting period, generally three to five years for options and three or five years for restricted share awards. The fair value of each option granted, measured at the grant date, is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to restricted share awards is based upon the market value of the shares on the date of grant.

Pension and Other Postretirement Benefits As a result of the adoption of SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, we recognize the funded status of the postretirement benefit plans on the consolidated balance sheets with the offset to accumulated other comprehensive income (loss). Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

Certain of our employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Our contributions to these plans are charged to current earnings.

Through various subsidiaries, we maintain various 401(k) plans covering substantially all employees. Employer contributions to the plan, which are charged to current earnings, are based on employee contributions.

Income Taxes HSBC Finance Corporation is included in HSBC North America’s consolidated federal income tax return and in various state income tax returns. We have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the timing and amount of income tax payments required by the various entities. Generally, such agreements allocate taxes to members of the affiliated group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of tax credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate’s percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction’s laws and regulations regarding the ordering of utilization. In addition, we file some unconsolidated state tax returns. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more-likely-than-not to be realized. Since we are included in HSBC North America’s consolidated federal tax return and various state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level. Further evaluation is performed at the HSBC Finance Corporation legal entity level to evaluate the need for a valuation allowance where we file income tax returns independently. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our acquisition by HSBC are adjusted against goodwill.

Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, sales of businesses, servicing arrangements, information technology services, item processing and statement processing services, banking and other miscellaneous services.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). This replaces the guidance in Statement 141 which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement requires an acquirer to recognize all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. SFAS No. 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. SFAS No. 141(R) is effective for business combinations with an effective date in 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends ARB 51 and provides guidance on the accounting and reporting of noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income (loss). This Statement also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS No. 160 is effective from fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). Under the new guidance, the initial transfer of a financial asset and subsequent repurchase financing involving the same asset is presumptively to be linked and are considered part of the same arrangement under SFAS No. 140. The initial transfer and subsequent financing transaction will be considered separate transactions under SFAS No. 140 if certain conditions are met. FSP SFAS No. 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP SFAS No. 140-3 will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and attempts to improve transparency in financial reporting. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We expect to adopt the disclosure requirements of SFAS No. 161 beginning with our report for the quarterly period ending March 31, 2009.

In May 2008, FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard identifies the sources of accounting principles and the framework for applying those principles to financial statements in accordance with U.S. GAAP. The statement corresponds to Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The standard is not intended to cause significant changes to financial reports. SFAS No. 162 became effective on November 13, 2008. The adoption of SFAS No. 162 did not have any material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of SFAS No. 163 will not have any material impact on our financial position or our results of operations.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies how management’s internal assumptions and observable market information should be considered when measuring fair value in an inactive market and how market quotes (e.g., broker quotes) should be considered when assessing the relevance of observability of available data in measuring fair value. The adoption of FSP FAS No. 157-3 did not have a material impact on our financial position or results of operations.

In December 2008, the Financial Accounting Standard Board issued a new FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”). FSP FAS No. 132(R)-1 applies to an employer that is subject to the disclosure requirements of Statement 132(R). It requires entities to provide disclosures about employer’s defined benefit plans and other postretirement plans that would help users of the financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP FAS No. 132(R)-1 is applicable for the first fiscal year beginning after December 15, 2009. We are currently evaluating the disclosure requirements as specified in this statement.

In December 2008, the Financial Accounting Standard Board issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS No. 140-4”). FSP FAS No. 140-4 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN 46(R), “Consolidation of Variable Interest Entities,” and requires additional disclosures by public entities with continuing involvement in transfers of financial assets to qualifying special purpose entities and with variable interest entities. Additionally, FSP FAS No. 140-4 requires certain disclosures to be provided by a public enterprise who is a non-transferor sponsor holding a variable interest or who is a non-transferor servicer holding a significant variable interest in a QSPE. FSP FAS No. 140-4 is effective for the first reporting period ending after December 15, 2008. The adoption of the FSP FAS No. 140-4 did not have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). While FSP EITF No. 99-20-1 retains fair value as the measurement attribute for those other-than-temporarily impaired beneficial interests, we are not permitted to use market participant assumptions regarding future cash flows to assess other-than-temporary impairment. FSP EITF No. 99-20-1 requires us to update our interest income recognition any time it is probable that there is a favorable change in the estimated cash flows or an adverse change in estimated cash flows resulting in an other-than-temporary impairment. FSP EITF No. 99-20-1 would be applied prospectively to interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF No. 99-20-1 will not have a material impact on our financial position or results of operations.

3.	Discontinued Operations

United Kingdom In May 2008, we sold all of the common stock of Household International Europe, the holding company for our United Kingdom operations (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), a subsidiary of HSBC. The sales price was GBP 181 million (equivalent to approximately $359 million). At the time of the sale, the assets of the U.K. Operations consisted primarily of net receivables of $4.6 billion and the liabilities consisted primarily of amounts due to HSBC affiliates of $3.6 billion. As a result of this transaction, HOHU assumed the liabilities of our U.K. Operations outstanding at the time of the sale. Because the sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received at the time of sale which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid in capital and $380 million was reflected as a decrease to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our U.K. Operations were previously reported in the International Segment.

The following summarizes the assets and liabilities of our U.K. Operations at December 31, 2007 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

December 31, 2007

(in millions)

Cash	$120
Receivables, net of credit loss reserves of $327 million	4,966
Intangible assets, net	4
Properties and equipment, net	66
Other assets	138

Assets of discontinued operation	$5,294

Commercial paper and short-term borrowings	$25
Due to affiliates	3,543
Long term debt	472
Other liabilities	218

Liabilities of discontinued operation	$4,258

Prior to the sale of our entire U.K. operations in May 2008, we had disposed of our U.K. insurance operations and our European operations which was part of our U.K. Operations as well as our U.K. credit card business. None of these individual transactions previously qualified for discontinued operations presentation. However, as a result of reclassifying our entire remaining U.K. Operations as discontinued, the results of these previous dispositions are now included in our discontinued operation results for all historical periods. The following summarizes these disposal activities:

•	Sale of U.K. Insurance Operations On November 1, 2007, we sold all of the capital stock of our U.K. insurance operations (“U.K. Insurance Operations”) to Aviva plc and its subsidiaries for an aggregate purchase price of approximately $206 million in cash. The agreement provided for the purchaser to distribute insurance products through our U.K. branch network for which we were to receive commission revenue. The assets consisted primarily of investments of $441 million, unearned credit insurance premiums and claim reserves on consumer receivables of $(111) million and goodwill of $73 million at November 1, 2007. The liabilities consisted primarily of insurance reserves which totaled $207 million at November 1, 2007. Aviva assumed all the liabilities of the U.K. Insurance Operations as a result of this transaction. In the first quarter of 2007, we recorded an adjustment of $31 million as a component of operating expenses to record our investment in these operations at the lower of cost or market. In the fourth quarter of 2007 we recorded a loss on sale of $4 million from the true-up of the final purchase price.

•	Sale of European Operations On November 9, 2006, we sold all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly-owned subsidiary of HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of approximately $46 million. The assets consisted primarily of $199 million of receivables and goodwill which totaled approximately $13 million at November 9, 2006. The liabilities consisted primarily of debt which totaled $179 million at November 9, 2006. HBEU assumed all the liabilities of the European Operations as a result of this transaction. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the stock transferred of $13 million, including the goodwill assigned to this business, was recorded as an increase to additional paid-in capital and was not reflected in earnings.

•	Sale of U.K. credit card business In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HSBC Bank plc (“HBEU”), a U.K. based subsidiary of HSBC, for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and the related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and was not reflected in earnings.

The following summarizes the operating results of our U.K. Operations for the periods presented:

	Year Ended December 31,
Income (Expense)	2008(1)	2007	2006

	(in millions)

Net interest income and other revenues, excluding insurance revenue	$153	$382	$468
Insurance revenue	37	340	536
Provision for credit losses	(94)	(395)	(427)
Policyholder benefits	-	(189)	(215)
Operating expenses	(110)	(843)	(534)

Loss before income tax (expense) benefit	(14)	(705)	(172)
Income tax (expense) benefit	-	86	42

Loss from discontinued operation	$(14)	$(619)	$(130)

(1)	Amounts shown for 2008 represent totals from January 1, 2008 through May 31, 2008.

Canada

On November 30, 2008, we sold the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to HSBC Bank Canada. The sales price was approximately $279 million (based on the exchange rate on the date of sale). At the time of the sale, the assets of the Canadian Operations consisted primarily of net receivables of $3.1 billion, available-for-sale securities of $98 million and goodwill of $65 million. Liabilities at the time of the sale consisted primarily of long term debt of $3.1 billion. As a result of this transaction, HSBC Bank Canada assumed the liabilities of our Canadian Operations outstanding at the time of the sale. However, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale. Because the sale was between affiliates under common control, the book value of the investment in our Canadian Operations in excess of the consideration received at the time of sale which totaled $40 million was recorded as a decrease to common shareholder’s equity. Of this amount, $46 million was reflected as a decrease to additional paid in capital and $6 million was reflected as an increase to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our Canadian Operations were previously reported in the International Segment.

The following summarizes the assets and liabilities of our Canadian Operations at December 31, 2007 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

December 31, 2007

(in millions)

Cash	$51
Securities	66
Receivables, net of credit loss reserves of $165 million	5,043
Intangible assets, net	1
Goodwill	192
Properties and equipment, net	19
Other assets	87

Assets of discontinued operation	$5,459

Commercial paper and short-term borrowings	$675
Long term debt	4,058
Other liabilities	188

Liabilities of discontinued operation	$4,921

The following summarizes the operating results of our Canadian Operations for the periods presented:

	Year Ended December 31,
Income (Expense)	2008(1)	2007	2006

	(in millions)

Net interest income and other revenues	$486	$554	$457
Provision for credit losses	(199)	(162)	(124)
Operating expenses	(279)	(247)	(196)

Income before income tax expense	8	145	137
Income tax expense	(26)	(54)	(49)

Income (loss) from discontinued operation	$(18)	$91	$88

(1)	Amounts shown for 2008 represent totals from January 1, 2008 through November 30, 2008.

4.	Business Acquisitions

Acquisition of Solstice Capital Group Inc (“Solstice”) On October 4, 2006 our Consumer Lending business purchased Solstice with assets of approximately $49 million, in an all cash transaction for approximately $50 million. Solstice’s 2007 pre-tax income did not meet the required threshold requiring payment of additional consideration. Solstice markets a range of mortgage and home equity products to customers through direct mail. The results of Solstice are included in our consolidated financial statements beginning October 4, 2006. This subsidiary was subsequently closed in 2008.

5.	Restructuring Activities

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation has resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken since mid-2007 and throughout 2008.

Card and Retail Services Business As a result of our decision in the fourth quarter of 2007 to slow credit card receivable growth and in an effort to optimize our facility and staffing capacity, in the third quarter of 2008 we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”). The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services businesses. The following summarizes the changes in the restructure liability relating to our Card and Retail Services business during 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded during 2008	$4	$6	$10
Restructuring costs paid during 2008	(4)	(2)	(6)

Restructure liability at December 31, 2008	$-	$4	$4

No additional restructuring charges are anticipated to be incurred related to the closure of the Servicing Facilities.

Additionally, in the fourth quarter of 2008, we decided to further reduce headcount in our Card and Retail Services business. As a result of this decision, we recorded $5 million of one-time termination and other employee benefits which will be paid to the affected employees in 2009. We do not anticipate any additional restructuring costs associated with this reduction in force.

Auto Finance Business In March 2008, we decided to reduce the size of our Auto Finance business which is a part of our Consumer Segment and has historically purchased retail installment contracts from active dealer relationships throughout the U.S. as part of its business strategy. We decided to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinue certain other product offerings. As a result of these decisions, we recorded $3 million in severance costs, which are included as a component of Salaries and employee benefits in the consolidated statement of income (loss) and were fully paid to the affected employees during the second quarter of 2008.

In July 2008, we decided to discontinue new auto loan originations from our dealer and direct-to-consumer channels. We stated that we would continue to offer auto loans in our Consumer Lending branch offices through the autos-in-branches program until we established an alliance with a third party provider, at which time all auto originations would cease. We have been unable to come to satisfactory terms with any lender and as a result, decided that effective January 7, 2009 the autos-in-branches program would be terminated. We will continue to service and collect the existing auto loan portfolio as it pays down. The following summarizes the changes in the restructure liability relating to our Auto Finance business as a result of this decision in July 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded during 2008	$23	$7	$30
Restructuring costs paid during 2008	(22)	(1)	(23)

Restructure liability at December 31, 2008	$1	$6	$7

In addition, we recorded a $2 million non-cash charge relating to impairment of fixed assets associated with our Auto Finance business during 2008. No additional restructuring charges are anticipated in future periods. While our Auto Finance business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Mortgage Services Business Early in 2007, we decided to discontinue the correspondent channel acquisitions of our Mortgage Services business, which is part of our Consumer Segment. The restructuring activities related to the decision to discontinue the correspondent channel acquisitions were completed in 2007. In the third quarter of 2007, as a result of the continuing deterioration in the subprime mortgage lending industry, we ceased the operations of

Decision One Mortgage Company (“Decision One”) which were reported as part of our Mortgage Services business. Also in 2007, we began closing our Mortgage Services’ business headquarters office in Fort Mill, South Carolina. These actions resulted in the recording of a restructuring liability in 2007. The following summarizes the changes in the restructure liability relating to our Mortgage Services business during 2007 and 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded during 2007	$19	$25	$44
Restructuring costs paid during 2007	(13)	(4)	(17)

Restructure liability at December 31, 2007	6	21	27
Restructuring costs recorded during 2008	-	4	4
Restructuring costs paid during 2008	(2)	(6)	(8)
Adjustments to restructure liability during 2008	(4)	(2)	(6)

Restructure liability at December 31, 2008	$-	$17	$17

During 2008, we released $4 million of severance accruals as we have adjusted a variety of previously estimated costs and recorded additional lease termination and associated costs of $2 million, net, representing the updated accrual for the Fort Mill office space including the impact of the execution of a sublease arrangement with a third party. Through December 31, 2008, we have expensed a cumulative total of $53 million in restructuring costs, including $11 million in fixed asset write-offs in 2007, as a result of these actions in our Mortgage Services business. No additional restructuring charges as a result of these decisions are anticipated in future periods. While our Mortgage Services business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Consumer Lending Business In 2006, we began a branch optimization initiative with the objective of increasing the number of branches in better performing markets and decreasing the number of branches in underperforming markets. In the fourth quarter of 2007, we took several actions in our Consumer Lending business, which is part of our Consumer Segment, to reduce risk and as a result, we initiated a more aggressive approach to sizing the branch network and reduced the network to approximately 1,000 branches at December 31, 2007 (“2007 Branch Restructure”). This reduction of the branch network also resulted in realignment of staffing in our Consumer Lending corporate functions. Our branch optimization program is ongoing and has resulted in the elimination of approximately 200 additional branches during 2008. Additional branches may be eliminated in the future as the branch optimization program continues. The following summarizes the changes in restructure liability relating to the 2007 Branch Restructure during 2007 and 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded during 2007	$8	$17	$25
Restructuring costs paid during 2007	(1)	(3)	(4)

Restructure liability at December 31, 2007	7	14	21
Restructuring costs paid during 2008	(5)	(13)	(18)
Adjustments to restructure liability during 2008	(1)	(1)	(2)

Restructure liability at December 31, 2008	$1	$-	$1

During 2008, we decreased the restructuring liability by $2 million as we have finalized a variety of previously estimated severance costs and lease termination costs. Through December 31, 2008, we have expensed a cumulative total of $28 million in restructuring costs, including $6 million of fixed asset write-offs in 2007, as a result of these actions in our Consumer Lending business.

In December 2008, we decided to cease operations of Solstice, a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale. As a result of this decision, we recorded $1 million of one-time termination and other employee benefits which will be paid to the affected employees in 2009. We do not anticipate any additional restructuring costs associated with the closing of Solstice will be recorded in future periods.

Facility in Carmel, Indiana In the third quarter of 2007, we closed our loan underwriting, processing and collections center in Carmel, Indiana (the “Carmel Facility”), which provided such services to both our Consumer Lending and Mortgage Services business, to optimize our facility and staffing capacity given the overall reductions in business volumes. The collection activities performed in the Carmel Facility have been redeployed to other facilities in our Consumer Lending business. The following summarizes the changes in restructure liability relating to the Carmel Facility during 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructuring costs recorded during 2007	$5	$2	$7
Restructuring costs paid 2007	(1)	-	(1)

Restructure liability at December 31, 2007	4	2	6
Restructuring costs paid during 2008	(2)	(2)	(4)
Adjustments to restructure liability during 2008	(2)	-	(2)

Restructure liability at December 31, 2008	$-	$-	$-

During 2008, we reduced the restructuring liability by $2 million as we adjusted a variety of previously estimated severance costs. No additional costs were recorded during 2008 and no additional costs are anticipated in future periods. Through December 31, 2008, we have expensed a cumulative total of $5 million in restructuring costs as a result of closing the Carmel Facility.

Summary of Restructuring Activities The following table summarizes the net expense for all restructuring activities recorded during 2007 and 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)	Costs(2)	Fixed Assets	Total

	(in millions)

Year ended December 31, 2008:
Card and Retail Services	$9	$6	$-	$15
Auto Finance	26	7	2	35
Mortgage Services	(4)	2	-	(2)
Consumer Lending	-	(1)	-	(1)
Carmel Facility	(2)	-	-	(2)

Total	$29	$14	$2	$45

Year ended December 31, 2007:
Mortgage Services	$19	$25	$11	$55
Consumer Lending	8	17	6	31
Carmel Facility	5	2	-	7

Total	$32	$44	$17	$93

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income.
(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income.

6.	Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$1,911	$25	$(70)	$1,866
Money market funds	679	-	-	679
U.S. government sponsored enterprises(1)	206	4	(3)	207
U.S. government and Federal agency debt securities	78	4	-	82
Non-government mortgage-backed securities	117	-	(32)	85
Other	158	2	(15)	145

Subtotal	3,149	35	(120)	3,064
Accrued investment income	30	-	-	30

Total securities available for sale	$3,179	$35	$(120)	$3,094

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

	(in millions)

Corporate debt securities	$2,173	$18	$(28)	$2,163
Money market funds	194	-	-	194
U.S. government sponsored enterprises(1)	253	2	(2)	253
U.S. government and Federal agency debt securities	37	1	-	38
Non-government mortgage-backed securities	142	-	(3)	139
Other	274	1	(9)	266

Subtotal	3,073	22	(42)	3,053
Accrued investment income	33	-	-	33

Total securities available for sale	$3,106	$22	$(42)	$3,086

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation which collectively represent $119 million and $156 million of total fair value at December 31, 2008 and December 31, 2007, respectively.

A summary of gross unrealized losses and related fair values as of December 31, 2008 and 2007, classified as to the length of time the losses have existed are presented in the following tables:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2008	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	355	$(42)	$821	93	$(28)	$268
U.S. government sponsored enterprises	9	(1)	34	11	(2)	15
U.S. government and Federal agency debt securities	-	-	-	-	-	-
Non-government mortgage-backed securities	24	(8)	53	6	(24)	14
Other	33	(8)	65	27	(7)	22

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2007	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

Corporate debt securities	146	$(8)	$445	340	$(20)	$798
U.S. government sponsored enterprises	3	-(1)	15	38	(2)	75
U.S. government and Federal agency debt securities	-	-	-	4	-(1)	9
Non-government mortgage-backed securities	8	(1)	52	9	(2)	32
Other	46	(9)	79	35	-(1)	94

(1)	Less than $500 thousand.

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in investment income. Gross unrealized losses increased in 2008 as the impact of wider credit spreads, particularly in the second half of 2008, and reduced liquidity in many markets were only partially offset by decreases in interest rates. We have reviewed our securities on which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment described above and recorded $54 million of impairment losses in 2008. We do not consider any other securities to be other-than-temporarily impaired as it is probable that we will collect all contractual principal and interest. In addition, we have the ability and intent to hold all securities in the available-for-sale portfolio to recovery even if that equates to maturity of individual securities. At December 31, 2008, substantially all of our remaining securities are rated A- or better. However, without recovery in the near-term, spreads returning to levels that reflect underlying credit characteristics and liquidity returning to the markets, additional other-than-temporary impairments may occur in future periods.

Approximately 88 percent of our non-government mortgage-backed and asset-backed securities, which totaled $127 million at December 31, 2008, are rated “AAA.” There are no subprime assets supporting these securities.

Proceeds from the sale of available-for-sale investments totaled approximately $.2 billion in 2008, $.2 billion in 2007 and $.5 billion in 2006. We realized gross gains of $5 million in 2008, $1 million in 2007 and $125 million in 2006. We realized gross losses of $14 million in 2008, $2 million in 2007 and $2 million in 2006. The $14 million loss in 2008 primarily represents the loss on the sale of our Fannie Mae and Freddie Mac preferred equity shares during the third quarter of 2008, which were deemed other-than-temporarily impaired prior to the sale.

Money market funds at December 31, 2008 include $144 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted money market funds at December 31, 2007.

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At December 31, 2008
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

Corporate debt securities:
Amortized cost	$182	$955	$244	$530	$1,911
Fair value	168	936	237	525	1,866
Yield(1)	3.97%	5.00%	5.18%	5.89%	5.17%
U.S. government sponsored enterprises:
Amortized cost	$3	$14	$42	$147	$206
Fair value	3	14	41	149	207
Yield(1)	4.42%	4.86%	5.15%	4.73%	4.82%
U.S. government and Federal agency debt securities:
Amortized cost	$29	$27	$11	$11	$78
Fair value	29	27	14	12	82
Yield(1)	2.20%	1.78%	4.80%	4.58%	2.78%
Non-government mortgage-backed securities:
Amortized cost	$-	$-	$6	$111	$117
Fair value	-	-	5	80	85
Yield(1)	%	%	5.94%	3.87%	3.98%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

7.  Receivables

Receivables consisted of the following:

	At December 31,
	2008	2007

	(in millions)

Real estate secured(1)	$71,666	$84,381
Auto finance	7,621	12,899
Credit card	13,231	30,091
Private label	65	147
Personal non-credit card	15,568	18,045
Commercial and other	93	144

Total receivables	108,244	145,707
HSBC acquisition purchase accounting fair value adjustments	(26)	(76)
Accrued finance charges	2,445	2,433
Credit loss reserve for owned receivables	(12,415)	(10,413)
Unearned credit insurance premiums and claims reserves	(227)	(286)
Amounts due and deferred from receivable sales	-	2

Total receivables, net	$98,021	$137,367

(1)	Further analysis of our real estate secured receivable portfolio, including lien position, is presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the caption “Receivables Review.”

Secured financings of $15.0 billion at December 31, 2008 are secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $23.2 billion at December 31, 2007 are secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Purchased Receivable Portfolios:

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. These acquired receivables were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $62 million and $73 million at December 31, 2008 and 2007, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $76 million and $92 million at December 31, 2008 and 2007, respectively. At December 31, 2008, a credit loss reserve of $6 million was established for the acquired Champion receivables subject to SOP 03-3 due to a decrease in the expected future cash flows since the acquisition. At December 31, 2007 no amount was recorded for the credit loss reserve and there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference of $6 million and $4 million during 2008 and 2007, respectively. The reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Champion portfolio.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables which were also subject to the requirements of SOP 03-3. The carrying amount of the credit card receivables acquired from Metris which were subject to SOP 03-3 was $52 million and $105 million at December 31, 2008 and 2007, respectively, and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $77 million and $159 million at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, no credit loss reserve for the acquired Metris receivables subject to SOP 03-3 has been established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable difference of $20 million and $5 million during 2008 and 2007, respectively. The reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio.

The following summarizes the accretable yield on Champion and Metris receivables during 2008 and 2007:

	Year Ended December 31,
	2008	2007

	(in millions)

Accretable yield at beginning of period	$(36)	$(76)
Accretable yield amortized to interest income during the period	34	49
Reclassification from non-accretable difference	(26)	(9)

Accretable yield at end of period	$(28)	$(36)

Collateralized funding transactions:

Receivables serviced with limited recourse were reduced to zero during the first quarter of 2008. Receivables serviced with limited recourse consisting of credit card receivables totaled $124 million at December 31, 2007.

We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $8.2 billion, of which $5.8 billion were utilized at December 31,

2008. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and our general liquidity plans.

Contractual maturities:

Contractual maturities of our receivables were as follows:

	At December 31, 2008
	2009	2010	2011	2012	2013	Thereafter	Total

	(in millions)

Real estate secured	$168	$50	$72	$93	$145	$71,138	$71,666
Auto finance	2,483	2,037	1,588	1,013	427	73	7,621
Credit card(1)	8,300	2,720	1,120	501	253	337	13,231
Private Label	26	21	15	2	-	1	65
Personal non-credit card	393	431	735	827	645	12,537	15,568
Commercial and other	-	14	51	1	—	27	93

Total	$11,370	$5,273	$3,581	$2,437	$1,470	$84,113	$108,244

(1)	As credit card receivables do not have stated contractual maturities, the table reflects estimates based on historical repayment patterns.

As a substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.

The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

	At December 31, 2008
	Over 1
	But Within	Over
	5 Years	5 Years

	(in millions)

Receivables at predetermined interest rates	$9,838	$69,246
Receivables at floating or adjustable rates	2,923	14,867

Total	$12,761	$84,113

Nonaccrual receivables:

Nonaccrual consumer receivables totaled $10.7 billion at December 31, 2008 and $7.3 billion at December 31, 2007. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $1.2 billion in 2008 and $916 million in 2007. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $608 million in 2008 and $490 million in 2007. For an analysis of reserves for credit losses, see our “Analysis of Credit Loss Reserves Activity” in Management’s Discussion and Analysis and Note 8, “Credit Loss Reserves.”

Troubled Debt Restructurings:

The following table presents information about our TDR Loans:

	December 31,
	2008	2007

	(in millions)

TDR Loans(1):
Real estate secured:
Mortgage Services	$2,662	$1,531
Consumer Lending	1,674	730

Total real estate secured	4,336	2,261
Auto finance	191	144
Credit card	403	329
Personal non-credit card	590	486

Total TDR Loans	$5,520	$3,220

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$383	$84
Consumer Lending	341	65

Total real estate secured	724	149
Auto finance	45	29
Credit card	80	56
Personal non-credit card	108	83

Total credit loss reserves for TDR Loans(2)	$957	$317

	Year Ended December 31,
	2008	2007	2006

	(in millions)

Average balance of TDR Loans(1)	$4,606	$2,236	$1,485
Interest income recognized on TDR Loans(1)	347	142	80

(1)	Includes TDR balances reported as receivables held for sale. As a result, the TDR loan balances above include $138 million and $0 million of credit card TDR loans held for sale for which there are no credit loss reserves as they are carried at lower of cost or fair value as of December 31, 2008 and 2007, respectively.

(2)	Included in credit loss reserves.

8.  Credit Loss Reserves

An analysis of credit loss reserves for continuing operations was as follows:

	At December 31,
	2008	2007	2006

	(in millions)

Credit loss reserves at beginning of period	$10,413	$6,241	$4,209
Provision for credit losses	13,430 (1)	10,470	6,012
Charge-offs	(10,728)	(7,031)	(4,563)
Recoveries	718	755	585
Reserves on receivables transferred to held for sale	(1,408)	-	-
Other, net	(10)	(22)	(2)

Credit loss reserves at end of period	$12,415	$10,413	$6,241

(1)	Includes $415 million related to the lower of cost or fair value adjustment attributable to credit for receivables transferred to held for sale. See Note 9, “Receivables Held for Sale,” for further discussion.

9.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	At December 31,
	2008	2007

	(in millions)

Real estate secured(1)	$323	$80
Auto finance	2,786	-
Credit card	13,571	-

Total receivables, net	$16,680	$80

(1)	Includes the following receivables which were originated with the intent to sell:

	At December 31,
	2008	2007

	(in millions)

Real estate secured receivables:
Consumer Lending	$53	$9
Mortgage Services	45	71

Total	$98	$80

As previously discussed, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. During 2008, we identified receivables for which we no longer have the intent to hold for the foreseeable future and transferred these receivables to held for sale. The following table shows the activity in receivables held for sale during 2008:

(in millions)

Receivables held for sale – December 31, 2007	$80
Transfers into receivables held for sale at lower of cost or fair value:
Real estate secured(1)	1,232
Auto finance	2,786
Credit card	13,652
Receivable sales	(1,430)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	(314)
Net change in receivable balance	674

Receivables held for sale – December 31, 2008	$16,680

(1)	Comprised of fixed rate, first lien, closed-end real estate secured receivables to be sold to third parties.

In connection with the sale of a portion of our auto finance receivable portfolio to an affiliate, HSBC Bank USA, National Association (“HSBC Bank USA”), the price agreed to by both parties was based on a range of fair values of the pool of receivables in September 2008. The closing of such transaction was conditional on the parties receiving a third party valuation of the assets to validate the reasonableness of the specified price and approval from the banking regulators. In addition, the agreement specified that only performing loans from the pool would be transferred. Subsequent to year end, the conditions of the sale were satisfied and the transaction closed at the price previously negotiated.

In connection with the sales of our General Motors MasterCard and our AFL-CIO Union Plus MasterCard/Visa receivable portfolios, the prices agreed to by both parties was established in late November and early December, respectively, based on the fair value of the pool of receivables as of such dates. The closing of such transaction was conditional on the parties receiving a third party valuation of the assets to validate the reasonableness of the specified price and approval from the banking regulators. Subsequent to year end, the conditions of the sale were satisfied and the transaction closed at the price previously negotiated.

See Note 27, “Subsequent Events,” for details of these transactions.

For receivables transferred to held for sale and receivables originated as held for sale, we recorded a cumulative lower of cost or fair value adjustment of $986 million during 2008 comprised of the following:

	Consumer	Mortgage		Card and Retail	Auto
	Lending	Services		Services	Finance	Total

	(in millions)

Provision for credit losses(1)	$52	$33		$128	$202	$415
Other expense(2)	77	44	(3)	399	51	571

Lower of cost or fair value adjustment	$129	$77		$527	$253	$986

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale.

(2)	Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity and is recorded as a component of other income (expense) in the consolidated statement of income (loss).

(3)	Includes $12 million with respect to real estate secured loans originated with the intent to sell.

As a result of adverse conditions in the mortgage lending industry in the U.S. as well as adverse economic conditions, we have increased the valuation allowance associated with receivables held for sale subsequent to the initial transfer to receivables held for sale. The valuation allowance related to loans held for sale is presented in the following table:

	2008	2007

	(in millions)

Balance at beginning of year	$58	$32
Increase in allowance for net reductions in market value	314	55
Releases of valuation allowance for loans sold and charged-off	(14)	(29)

Balance at end of year	$358	$58

10.  Asset Securitizations

We have sold receivables in various collateralized funding transactions structured as either securitizations (collateralized funding transactions structured to receive sale treatment under SFAS No. 140) or secured financings (collateralized funding transactions which do not receive sale treatment under SFAS No. 140). Through the third quarter of 2004, our collateralized funding transactions were structured as securitizations which utilized special purpose entities which met the definition of QSPEs under SFAS No. 140. Beginning in the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings which utilize entities that do not qualify as QSPEs. However, because existing public credit card securitization transactions required replenishments to support previously issued debt securities, we continued to sell receivables to those QSPEs until the revolving periods ended, the last of which occurred in the fourth quarter of 2007. Sales of replenishment receivables totaled $1.5 billion in 2007 and $2.5 billion in 2006. We continued to service and receive servicing fees on the outstanding balance of these securitized receivables. We also retained the rights to future cash flows arising from these receivables after the investors received their contractual return. We also, in certain cases, retained other subordinated interests in these securitizations. These transactions resulted in the recording of an interest-only strip receivable which represented the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts had only limited recourse to our assets for failure of debtors to pay. That recourse was limited to our rights to future cash flow and any subordinated interest we retained. Servicing assets and liabilities were not recognized in conjunction with our securitizations since we received adequate compensation relative to current market rates to service the receivables sold. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” for further discussion on our accounting for interest-only strip receivables. In 2008, the last outstanding securitization was paid-off. Therefore, at December 31, 2008 we no longer hold any interest-only strips on the other subordinated interest related to securitization transactions.

Receivables serviced with limited recourse were reduced to zero during the first quarter of 2008. Receivables serviced with limited recourse consisted of credit card receivables which totaled $124 million at December 31, 2007.

Securitization related revenue, which is included as a component of other income (expense) in our consolidated statement of income (loss), represents income associated with securitizations. Such income includes gains on sales of replenishment receivables net of our estimate of probable credit losses under recourse provisions, servicing income and excess spread on the receivables sold.

Securitization related revenue, which is included as a component of other income (expense), is summarized in the table below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Net initial gains	$-	$-	$-
Net replenishment gains(1)	-	24	30
Servicing revenue and excess spread	9	46	137

Total securitization related revenue	$9	$70	$167

(1)	Net replenishment gains reflect inherent recourse provisions of $0 in 2008, $18 million in 2007 and $41 million in 2006.

Cash flows received from securitization trusts were as follows:

			Personal
	Auto	Credit	Non-Credit
Year Ended December 31,	Finance	Card	Card	Total

	(in millions)

2008
Servicing fees received	$-	$-	$-	$-
Other cash flow received on retained interests(1)	-	11	-	11
2007
Servicing fees received	$3	$10	$1	$14
Other cash flow received on retained interests(1)	44	50	-	94
2006
Servicing fees received	$16	$22	$10	$48
Other cash flow received on retained interests(1)	97	108	18	223

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

Receivables (receivables and receivables held for sale) and two-month-and-over contractual delinquency for our owned and serviced with limited recourse receivables were as follows:

	At December 31,
	2008		2007
	Receivables	Delinquent	Receivables	Delinquent
	Outstanding	Receivables	Outstanding	Receivables

	(dollars are in millions)

Owned receivables:
Real estate secured	$71,989	14.17%	$84,461	7.49%
Auto finance	10,407	5.16	12,899	3.72
Credit card	26,802	7.12	30,091	5.81
Private label	65	24.71	147	20.05
Personal non-credit card	15,568	19.06	18,045	14.48
Other(1)	11	3.02	13	-

Total consumer	124,842	12.52	145,656	7.69
Commercial	82	-	131	-

Total owned receivables	$124,924	12.51%	$145,787	7.68%

Credit card receivables serviced with limited recourse	-	-	$124	2.42%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

Average receivables (average receivables and receivables held for sale) and net charge-offs for our owned and serviced with limited recourse receivables were as follows:

	Year Ended December 31,
	2008		2007
	Average	Net	Average	Net
	Receivables	Charge-offs	Receivables	Charge-offs

	(dollars are in millions)

Owned receivables:
Real estate secured	$78,017	5.47%	$89,836	2.37%
Auto finance	11,448	5.94	12,573	4.10
Credit card	23,158	12.00	28,397	7.32
Private label	97	29.61	218	16.56
Personal non-credit card	16,735	13.46	18,335	8.28
Other(1)	11	-	13	1.70

Total consumer	129,466	7.73	149,372	4.20
Commercial	99	-	140	-

Total owned receivables	$129,565	7.73%	$149,512	4.20%

Receivables serviced with limited recourse:
Auto finance	$-	-%	$139	6.47%
Credit card(2)	-	-	452	3.98
Personal non-credit card	-	-	42	7.14

Total receivables serviced with limited recourse	$-	-%	$633	4.74%

(1)	Includes our liquidating legacy first and reverse mortgage portfolios.

(2)	In February 2008, we repaid the remaining securitized credit card receivable trust and, as a result, we no longer have any outstanding securitizations. We incurred net charge-offs of $1 million during the period we had outstanding securitizations.

In the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings using entities that do not qualify as QSPEs. As a result, all receivables transferred in these secured financings remain on the balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings of $15.0 billion at December 31, 2008 are secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables, which are reported as receivables in the consolidated balance sheet. Secured financings of $23.2 billion at December 31, 2007 are secured by $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.

11.  Properties and Equipment, net

	December 31,		Depreciable
	2008	2007	Life

	(dollars are in millions)

Land	$14	$15	-
Buildings and improvements	226	193	10-40 years
Furniture and equipment	77	316	3-10

Total	317	524
Accumulated depreciation and amortization	116	194

Properties and equipment, net	$201	$330

Depreciation and amortization expense for continuing operations totaled $56 million in 2008 and $103 million in 2007 and 2006.

12.  Intangible Assets

Intangible assets consisted of the following:

		Impairment	Accumulated	Carrying
December 31, 2008	Gross	Charges	Amortization	Value

	(in millions)

Purchased credit card relationships and related programs	$1,736	$-	$854	$882
Retail services merchant relationships	270	-	270	-
Consumer loan related relationships	333	158	171	4
Technology, customer lists and other contracts	282	-	246	36

Total	$2,621	$158	$1,541	$922

		Impairment	Accumulated	Carrying
December 31, 2007	Gross	Charges	Amortization	Value

	(in millions)

Purchased credit card relationships and related programs	$1,736	$-	$717	$1,019
Retail services merchant relationships	270	-	257	13
Consumer loan related relationships	333	158	169	6
Trade names	700	700	-	-
Technology, customer lists and other contracts	282	-	217	65

Total	$3,321	$858	$1,360	$1,103

During the third quarter of 2008, we completed our annual impairment test of intangible assets. As a result of our testing, we determined that the fair value of each intangible asset exceeded its carrying value. Therefore we concluded that none of our intangible assets were impaired.

During 2007, we recorded an impairment charge of $858 million representing all of the remaining value assigned to the Consumer Lending HFC and Beneficial tradenames and customer relationships associated with the HSBC acquisition.

Weighted-average amortization periods for our intangible assets as of December 31, 2008 were as follows:

(in months)

Purchased credit card relationships and related programs	106
Other loan related relationships	84
Technology, customer lists and other contracts	84

Intangible amortization expense totaled $181 million in 2008, $253 million in 2007 and $269 million in 2006.

Acquired intangibles are being amortized as applicable over their estimated useful lives either on a straight-line basis. These useful lives range from 7 years for consumer loan related relationships, technology and customer lists to approximately 10 years for purchased credit card relationships and related programs. Our purchased credit card relationships are being amortized to their estimated residual values of $162 million as of December 31, 2008.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2009	$168
2010	146
2011	139
2012	136
2013	100
Thereafter	71

13.  Goodwill

Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC or our acquisition of Metris are adjusted against goodwill pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Changes in the carrying amount of goodwill for continuing operations are as follows:

	2008	2007

	(in millions)

Balance at beginning of year	$2,635	$6,405
Goodwill impairment related to the Mortgage Services business	-	(881)
Goodwill impairment related to the Consumer Lending business	-	(2,462)
Goodwill impairment related to the Auto Finance business	-	(312)
Goodwill impairment related to the Card and Retail Services business	(329)	-
Change in estimate of the tax basis of assets and liabilities	(12)	(115)

Balance at end of year	$2,294	$2,635

Goodwill established as a result of our acquisition by HSBC has not been allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments. This is consistent with management’s view of our reportable segment results. Goodwill relating to acquisitions, such as Metris are included in the reported respective segment results as these acquisitions specifically related to the operations and is consistent with management’s view of the segment results. At December 31, 2008, substantially all of the goodwill relates to our Card and Retail Services business. See Note 23 “Business Segments,” for further information on goodwill by reportable segment.

During the third quarter of 2008 we completed our annual impairment test of goodwill. For purposes of this test, we assign the goodwill to our reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”)). The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill, resulting in a conclusion that none of our goodwill is impaired. Goodwill is reviewed for impairment in interim periods if the circumstances indicate that the carrying amount assigned to a reporting unit may not be recoverable.

As a result of the deterioration of the economic conditions in the United States in the second half of 2008, including significantly higher unemployment levels, during the fourth quarter of 2008 we performed an interim goodwill impairment test for our Card and Retail Services and Insurance Services reporting units, which are the only reporting units that continue to have goodwill allocated to them. This test revealed that the continued deterioration in economic and credit conditions had a significant impact on our cash flow forecasts which, combined with the changes in fair values of certain reporting unit assets and liabilities, resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. As a result, we recorded an impairment charge of $329 million relating to this business in the fourth quarter of 2008. For our Insurance Services business, the estimated fair value of this reporting unit continued to exceed our carrying value, including goodwill and, therefore, no impairment was required in the fourth quarter of 2008.

The goodwill impairment testing performed for these reporting units is, however, highly sensitive to certain assumptions and estimates used. Because there is uncertainty inherent in these estimates, it is reasonably possible such estimates could change. In the event of further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts or changes in the strategy or performance of our business or product offerings occur, additional impairment tests will again be required in 2009, possibly on a quarterly basis. As a result of our decision in late February 2009 to discontinue receivable originations by our Consumer Lending business, we expect a significant decrease in the volume of credit insurance policies sold by our Insurance Services business on a go-forward basis. Therefore, we will be required to perform an interim goodwill impairment test for our Insurance Services business during the first quarter of 2009. See Note 27, “Subsequent Events,” for additional information.

In 2007, we recorded goodwill impairment charges of $881 million, $2,462 million and $312 million which represented all of the goodwill allocated to our Mortgage Services, Consumer Lending and Auto Finance businesses.

As it relates to our discontinued Canadian Operations, during 2008 we recorded an impairment charge of $86 million representing a portion of the goodwill allocated to our Canadian Operations. This goodwill impairment charge is included as a component of Income (loss) from Discontinued Operations in our consolidated statement of income (loss). As it relates to our discontinued U.K. Operations, during 2007 we recorded an impairment charge of $378 million representing all of the goodwill allocated to our U.K. Operations. This goodwill impairment charge is included as a component of Income (loss) from Discontinued Operations in our consolidated statement of income (loss).

See Note 25, “Fair Value Measurements,” for a description of the methodology used to determine the fair value of our reporting units.

14.  Commercial Paper and Short-Term Borrowings

	Commercial	Bank and Other
	Paper	Borrowings	Total

	(in millions)

2008
Balance	$9,639	$-	$9,639
Highest aggregate month-end balance			11,901
Average borrowings	7,853	-	7,853
Weighted-average interest rate:
At year-end	1.0%	-%	1.0%
Paid during year	2.6	-	2.6
2007
Balance	$7,725	$-	$7,725
Highest aggregate month-end balance			16,124
Average borrowings	10,578	-	10,578
Weighted-average interest rate:
At year-end	4.7%	-%	4.7%
Paid during year	5.6	-	5.6
2006
Balance	$10,789	$8	$10,797
Highest aggregate month-end balance			16,337
Average borrowings	11,979	226	12,205
Weighted-average interest rate:
At year-end	5.3%	4.2%	5.3%
Paid during year	4.9	4.3	4.9

Interest expense for commercial paper and short-term borrowings totaled $207 million in 2008, $589 million in 2007 and $598 million in 2006.

We maintain various bank credit agreements primarily to support commercial paper borrowings. We had committed back-up lines of $9.8 billion and $11.7 billion at December 31, 2008 and 2007, respectively, including $2.5 billion with HSBC and subsidiaries at December 31, 2008 and 2007. No balances were outstanding on these back-up lines as of December 31, 2008 and 2007. Credit lines expire at various dates through 2011. Borrowings under these lines generally are available at a surcharge over LIBOR. The only restrictive financial covenant in all of our borrowing agreements that could restrict availability is contained in our back-up line agreements. This covenant is an obligation to maintain total shareholders’ equity plus the outstanding trust preferred stock of $11.0 billion. At December 31, 2008, minimum shareholders’ equity balance plus outstanding trust preferred stock was $14.7 billion which is substantially above the required minimum balance. In 2009, $3.8 billion of back-up lines from third parties are scheduled to expire. Annual commitment fee requirements to support availability of these lines at December 31, 2008 and 2007 totaled $9 million and $8 million, respectively, and included $3 million and $1 million, respectively, for the HSBC lines.

15.  Long Term Debt

Long term debt consisted of the following:

	At December 31,
	2008	2007

	(in millions)

Senior Debt
Fixed rate:
8.875% Adjustable Conversion-Rate Equity Security Units	$-	$542
Secured financings:
3.00% to 3.99%; due 2008	-	100
4.00% to 4.99%; due 2009 to 2010	420	762
5.00% to 5.99%; due 2009 to 2017	2,731	3,632
Other fixed rate senior debt(1):
3.00% to 3.99%; due 2009 to 2010	65	227
4.00% to 4.99%; due 2009 to 2032	9,660	14,612
5.00% to 5.49%; due 2009 to 2032	12,616	12,957
5.50% to 5.99%; due 2009 to 2024	9,846	10,116
6.00% to 6.49%; due 2009 to 2033	7,028	8,485
6.50% to 6.99%; due 2009 to 2033	3,797	6,299
7.00% to 7.49%; due 2009 to 2032	2,179	2,307
7.50% to 7.99%; due 2009 to 2032	2,582	2,959
8.00% to 9.00%; due 2009 to 2013	1,281	1,292
Variable interest rate:
Secured financings – .58% to 4.62%; due 2009 to 2017	11,843	18,692
Other variable interest rate senior debt – .50% to 6.99%; due 2009 to 2016	24,917	34,862
Junior Subordinated Notes Issued to Capital Trusts	1,031	1,031
Unamortized Discount	(120)	(144)
HSBC Acquisition Purchase Accounting Fair Value Adjustments	148	224

Total long term debt	$90,024	$118,955

(1)	Includes $28.3 billion and $32.0 billion of fixed rate debt carried at fair value as of December 31, 2008 and 2007, respectively.

(2)	Secured financings are secured by $21.4 billion and $30.9 billion of real estate secured, auto finance, credit card and personal non-credit card receivables at December 31, 2008 and 2007, respectively.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long term debt at fair value at the date of our acquisition by HSBC.

At December 31, 2008, long term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $50 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.5 billion. At December 31, 2007, long term debt included carrying value adjustments relating to derivative financial instruments which decreased the debt balance by $.1 billion and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $4.4 billion.

Long term debt at December 31, 2008 includes $28.3 billion of fixed rate long-term debt accounted for under FVO. At December 31, 2008, we have not elected FVO for $23.9 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2008 has an aggregate unpaid principal balance of $29.8 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.4 billion. Long term debt at December 31, 2007 includes $32.0 billion of fixed rate debt accounted for under FVO. At December 31, 2007, we did not elect FVO for $31.4 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2007 has an aggregate unpaid principal balance of $32.3 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $.5 billion. We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing source (or service). Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 25, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO. The adoption of FVO has impacted the way we report realized gains and losses on the swaps associated with this debt which previously qualified as effective hedges under SFAS No. 133. Upon the adoption of SFAS No. 159 for certain fixed rate debt, we eliminated hedge accounting on these swaps and, as a result, realized gains and losses are no longer reported in interest expense but instead are reported as Gain on debt designated at fair value and related derivatives within other revenues.

In 2008 and 2007, we recorded a net gain from fair value changes on our fixed rate debt accounted for under FVO of $1,149 million and $614 million, respectively, which is included in Gain on debt designated at fair value and related derivatives as a component of other revenues in the consolidated statement of income (loss). Gain on debt designated at fair value and related derivatives in the consolidated statement of income (loss) also includes the mark-to-market adjustment on derivatives related to the debt designated at fair value as well as net realized gains or losses on these derivatives. The components of Gain on debt designated at fair value and related derivatives are as follows:

	Year Ended December 31,
	2008	2007

	(in millions)

Interest rate component	$(1,957)	$(987)
Credit risk component	3,106	1,601

Total mark-to-market on debt designated at fair value	1,149	614
Mark-to-market on the related derivatives	1,775	969
Net realized gains (losses) on the related derivatives	236	(313)

Gain on debt designated at fair value and related derivatives	$3,160	$1,270

The movement in the fair value reflected in Gain on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy.

The changes in the interest component during 2008 reflect a decrease in long term interest rates. Both short term and long term interest rates have decreased during 2008 and our credit spreads widened significantly in 2008.

Weighted-average interest rates on long term debt were 4.6 percent at December 31, 2008 and 5.3 percent at December 31, 2007 (excluding HSBC acquisition purchase accounting adjustments). Interest expense for long term debt was $5.0 billion in 2008, $6.3 billion in 2007 and $5.7 billion in 2006. There are no restrictive financial covenants in any of our long term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 16, “Derivative Financial Instruments.”

The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

HSBC Capital
Trust IX
(‘‘HCT IX”)

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

Maturities of long term debt at December 31, 2008, including secured financings and conduit facility renewals, were as follows:

(In millions)

2009(1)	$22,691
2010	14,228
2011	11,969
2012	10,713
2013	7,437
Thereafter	22,986

Total	$90,024

(1)	Weighted average interest rate on long-term debt maturing in 2009 is 3.8%.

Certain components of our long term debt may be redeemed prior to its stated maturity.

16.  Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Audit Committee receives regular reports on our liquidity positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used to manage our market risk.

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

We do not enter into derivative financial instruments, such as credit derivatives or credit default swaps, to manage credit risk or the changes in fair value due to the changes in credit risk.

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

At December 31, 2008, most of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related assets or derivative related liabilities. At December 31, 2008 and 2007, we provided third party swap counterparties with $26 million and $51 million of collateral, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At December 31, 2008 and 2007, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.9 billion and $3.8 billion, respectively, which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets or liabilities. No collateral was provided in the form of securities at December 31, 2008 or December 31, 2007. At December 31, 2008, we had derivative contracts with a notional value of approximately $79.7 billion, including $77.9 billion outstanding with HSBC Bank USA. At December 31, 2007, we had derivative contracts with a notional value of approximately $91.6 billion, including $88.7 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

Fair Value and Cash Flow Hedges To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges.

Fair value hedges include interest rate swaps which convert our fixed rate debt to variable rate debt and currency swaps which convert debt issued from one currency into pay variable debt of the appropriate functional currency. As discussed more fully below, during 2007 we substantially reduced the amount of hedging relationships outstanding as a result of adopting SFAS No. 159. Hedge ineffectiveness associated with fair value hedges is recorded in other revenues as derivative income and was a gain of $12 million ($8 million after tax) in 2008, $7 million ($5 million after tax) in 2007 and $249 million ($159 million after tax) in 2006. All of our fair value hedges were associated with debt during 2008, 2007 and 2006. We recorded fair value adjustments for unexpired fair value hedges which increased the carrying value of our debt $124 million and $27 million at December 31, 2008 and 2007, respectively.

Cash flow hedges include interest rate swaps which convert our variable rate debt to fixed rate debt and currency swaps which convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income (loss) and totaled a loss of $(1,873) million ($(1,198) million after tax) at December 31, 2008 and $(828) million ($(530) million after tax) at December 31, 2007. We expect $(475) million ($(304) million after tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges recorded in other revenues as derivative income was a gain of $18 million ($12 million after tax) in 2008, a loss of $56 million ($36 million after tax) in 2007 and a loss of $83 million ($53 million after tax) in 2006.

At December 31, 2008, $2,406 million of derivative instruments, at fair value, were included as a component of derivative related assets and $18 million as a component of derivative related liabilities. At December 31, 2007, $3,840 million of derivative instruments, at fair value, were included as derivative related assets and $53 million as derivative related liabilities.

Information related to deferred gains and losses before taxes on terminated derivatives was as follows:

	2008	2007

	(in millions)

Deferred gains	$43	$42
Deferred losses	37	50
Weighted-average amortization period:
Deferred gains	5 years	4 years
Deferred losses	14 years	9 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$1	$(22)
Accumulated other comprehensive income (loss)	5	14

Information related to deferred gains and losses before taxes on discontinued hedges was as follows:

	2008	2007

	(in millions)

Deferred gains	$89	$135
Deferred losses	366	555
Weighted-average amortization period:
Deferred gains	4 years	5 years
Deferred losses	4 years	5 years
Increases (decreases) to carrying values resulting from net deferred gains and losses:
Long term debt	$(76)	$(108)
Accumulated other comprehensive income	(201)	(311)

Amortization of net deferred gains (losses) totaled $(134) million in 2008, $(9) million in 2007 and $77 million in 2006.

Non-Qualifying Hedging Activities We may use forward rate agreements, interest rate caps, exchange traded options, and interest rate and currency swaps which are not designated as hedges under SFAS No. 133 because they do not qualify as effective hedges. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. Unrealized and realized gains (losses) on derivatives which were not designated as hedges are reported in other revenues as derivative income and totaled $(336) million ($(215) million after tax) in 2008, $(19) million ($(12) million after tax) in 2007 and $10 million ($7 million after tax) in 2006.

Derivatives Associated with Debt Carried at Fair Value Effective January 1, 2007, we elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. As a result, we discontinued fair value hedge accounting for all interest rate and currency swaps associated with this debt. The recorded fair value of such interest rate and currency swaps was $2,320 million and $592 million as of December 31, 2008 and 2007, respectively. During 2008, realized gains of $236 million and unrealized gains of $1,775 million on the derivatives related to debt designated at fair value were recorded as a component of Gain on debt designated at fair value and related derivatives in the consolidated statement of income (loss). During 2007, realized losses were $313 million and unrealized gains were $969 million on the derivatives related to debt designated at fair value.

Derivative Income (Expense) Derivative income (expense) as discussed above includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Prior to the election of FVO reporting for certain fixed rate debt, we accounted for the realized gains and losses on swaps associated with this debt which qualified as effective hedges under SFAS No. 133 in interest expense and any ineffectiveness which resulted from changes in the fair value of the swaps as compared to changes in the interest rate component value of the debt was recorded as a component of derivative income. With the adoption of SFAS No. 159 beginning in January 2007, we eliminated hedge accounting on these swaps and as a result, realized and unrealized gains and losses on these derivatives and changes in the interest rate component value of the aforementioned debt are now included in Gain on debt designated at fair value and related derivatives in the consolidated statement of income (loss) which impacts the comparability of derivative income between periods. Derivative income (expense) is summarized in the table below:

	2008	2007	2006

	(in millions)

Net realized gains (losses)	$(31)	$(24)	$(7)
Mark-to-market on derivatives which do not qualify as effective hedges	(305)	5	17
Ineffectiveness	30	(49)	166

Total	$(306)	$(68)	$176

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long-haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the year ended December 31, 2008 should not be considered indicative of the results for any future periods.

Derivative Financial Instruments The following table summarizes derivative financial instrument activity:

	Exchange	Non-Exchange Traded
	Traded	Interest		Foreign Exchange		Interest Rate		Caps
	Options	Rate	Currency	Rate Contracts		Forward Contracts		and
	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)

2008
Notional amount, 2007	$-	$61,822	$25,757	$529	$540	$-	$-	$2,939	$91,587
New contracts	-	-	-	-	-	-	-	-	-
New contracts purchased from subsidiaries of HSBC	-	10,166	557	-	924	-	-	-	11,647
Matured or expired contracts	-	(14,807)	(3,059)	(526)	(1,464)	-	-	(175)	(20,031)
Terminated contracts	-	(2,279)	-	-	-	-	-	(222)	(2,501)
Change in Notional amount	-	(84)	-	-	-	-	-	(961)	(1,045)
Change in foreign exchange rate	-	-	-	-	-	-	-	-	-

Notional amount, 2008	$-	$54,818	$23,255	$3	$-	$-	$-	$1,581	$79,657

Fair value, 2008(1):
Fair value hedges	$-	$1	$238	$-	$-	$-	$-	$-	$239
Cash flow hedges	-	(1,056)	1,164	-	-	-	-	-	108
Fair value option related derivatives	-	1,746	574	-	-	-	-	-	2,320
Non-hedging derivatives	-	(324)	44	-	-	-	-	-	(280)

Total	$-	$367	$2,020	$-	$-	$-	$-	$-	$2,387

2007
Notional amount, 2006	$4,600	$54,703	$24,841	$1,074	$571	$-	$-	$6,260	$92,049
New contracts	6,651	-	-	-	-	-	-	-	6,651
New contracts purchased from subsidiaries of HSBC	-	24,387	2,877	8,509	6,102	-	-	-	41,875
Matured or expired contracts	(11,251)	(7,561)	(1,961)	(9,038)	(6,133)	-	-	(2,475)	(38,419)
Terminated contracts	-	(9,707)	-	-	-	-	-	(846)	(10,553)
Change in Notional amount	-	-	-	-	-	-	-	-	-
Change in foreign exchange rate	-	-	-	(16)	-	-	-	-	(16)

Notional amount, 2007	$-	$61,822	$25,757	$529	$540	$-	$-	$2,939	$91,587

	Exchange	Non-Exchange Traded
	Traded	Interest		Foreign Exchange		Interest Rate		Caps
	Options	Rate	Currency	Rate Contracts		Forward Contracts		and
	Purchased	Swaps	Swaps	Purchased	Sold	Purchased	Sold	Floors	Total

	(in millions)

Fair value, 2007(1):
Fair value hedges	$-	$15	$120	$-	$-	$-	$-	$-	$135
Cash flow hedges	-	(434)	3,375	-	-	-	-	-	2,941
Fair value option related derivatives	-	265	327	-	-	-	-	-	592
Non-hedging derivatives	-	(45)	167	3	(5)	-	-	-	120

Total	$-	$(199)	$3,989	$3	$(5)	$-	$-	$-	$3,788

2006
Notional amount, 2005	$4,870	$47,693	$21,175	$1,633	$465	$-	$-	$10,700	$86,536
New contracts	-	-	-	-	-	-	-	-	-
New contracts purchased from subsidiaries of HSBC	20,205	59,835	8,687	2,071	5,670	-	-	65	96,533
Matured or expired contracts	(17,675)	(4,377)	(3,747)	(2,851)	(5,698)	-	-	(4,505)	(38,853)
Terminated contracts	(2,800)	(49,530)	-	-	-	-	-	-	(52,330)
Change in Notional amount	-	1,082	(1,274)	-	-	-	-	-	(192)
Change in foreign exchange rate	-	-	-	221	134	-	-	-	355

Notional amount, 2006	$4,600	$54,703	$24,841	$1,074	$571	$-	$-	$6,260	$92,049

Fair value, 2006(1):
Fair value hedges	$-	$(733)	$(26)	$-	$-	$-	$-	$-	$(759)
Cash flow hedges	-	18	1,976	-	-	-	-	-	1,994
Non-hedging derivatives	-	(71)	244	4	(6)	-	-	1	172

Total	$-	$(786)	$2,194	$4	$(6)	$-	$-	$1	$1,407

(1)	(Bracketed) unbracketed amounts represent amounts to be (paid) received by us had these positions been closed out at the respective balance sheet date. Bracketed amounts do not necessarily represent risk of loss as the fair value of the derivative financial instrument and the items being hedged must be evaluated together. See Note 25, “Fair Value Measurements,” for further discussion of the relationship between the fair value of our assets and liabilities.

Long term debt hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2008 included debt of $18.7 billion hedged by interest rate swaps and debt of $18.6 billion hedged by currency swaps. Long term debt hedged using derivative financial instruments which qualify for hedge accounting at December 31, 2007 included debt of $27.5 billion hedged by interest rate swaps and debt of $21.0 billion hedged by currency swaps. The significant terms of the derivative financial instruments have been designed to match those of the related asset or liability. Movements in the fair value of the debt and related derivatives is recorded as a component of the revenues in Gain on debt designated at fair value and related derivatives.

The following table summarizes the maturities and related weighted-average receive/pay rates of interest rate swaps outstanding at December 31, 2008:

	2009	2010	2011	2012	2013	2014	Thereafter	Total

	(dollars are in millions)

Pay a fixed rate/receive a floating rate:
Notional value	$11,347	$6,274	$1,663	$2,917	$1,751	$1,403	$2,902	$28,257
Weighted-average receive rate	2.32%	2.33%	1.88%	1.34%	1.73%	1.37%	2.56%	2.14%
Weighted-average pay rate	5.09	4.74	3.92	4.16	4.26	4.51	4.14	4.67

Pay a floating rate/receive a fixed rate:
Notional value	$6,319	$2,817	$5,550	$4,159	$1,250	$750	$5,716	$26,561
Weighted-average receive rate	4.52%	4.34%	4.55%	4.80%	4.06%	5.25%	5.22%	4.70%
Weighted-average pay rate	2.88	3.10	3.51	2.39	3.12	4.91	3.71	3.21

Total weighted-average rates on swaps:
Total notional value	$17,666	$9,091	$7,213	$7,076	$3,001	$2,153	$8,618	$54,818
Receive rate	3.11%	2.95%	3.93%	3.37%	2.70%	2.72%	4.32%	3.38%
Pay rate	4.30	4.23	3.61	3.12	3.79	4.65	3.86	3.96

The floating rates that we pay or receive are based on spot rates from independent market sources for the index contained in each interest rate swap contract, which generally are based on either 1, 3 or 6-month LIBOR. These current floating rates are different than the floating rates in effect when the contracts were initiated. Changes in spot rates impact the variable rate information disclosed above. However, these changes in spot rates also impact the interest rate on the underlying liabilities.

As of December 31, 2008 and 2007, we had no outstanding forward sale commitments or outstanding unused commitments to extend credit related to real estate secured loans.

17.  Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The adoption resulted in the reclassification of $62 million of deferred tax liability to current tax liability to account for uncertainty in the timing of tax benefits as well as the reclassification of $141 million of deferred tax asset to current tax asset to account for highly certain pending adjustments in the timing of tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

	(in millions)

Balance at beginning of year	$219	$268
Additions based on tax positions related to the current year	3	25
Additions for tax positions of prior years	13	19
Reductions for tax positions of prior years	(27)	(65)
Settlements	(5)	(28)
Reductions for lapse of statute of limitations	(4)	-

Balance at end of year	$199	$219

The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $107 million at December 31, 2008 and $97 million at December 31, 2007.

We remain subject to Federal income tax examination for years 1998 and forward and State income tax examinations for years 1996 and forward. We do not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next twelve months.

It is our policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated income statement. We had accruals for the payment of interest and penalties associated with uncertain tax positions of $79 million and $67 million at December 31, 2008 and 2007, respectively. We increased our accrual for the payment of interest and penalties associated with uncertain tax positions by $12 million during 2008 and $2 million during 2007.

Total income taxes were as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Provision for income taxes related to continuing operations	$(1,166)	$(913)	$837
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on investments and interest-only strip receivables, net	(31)	6	(11)
Unrealized gains (losses) on cash flow hedging instruments	(370)	(379)	(192)
Changes in funded status of pension and post retirement benefit plans	(4)	(1)	1
Foreign currency translation adjustments	(46)	39	3
Exercise of stock based compensation	2	(11)	(21)
Valuation allowance	30	(5)	-
Tax on sale of European Operations to affiliate	-	-	3

Total	$(1,585)	$(1,264)	$620

Provisions for income taxes related to our continuing operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Current:
United States	$(1,050)	$138	$1,367
Foreign	11	7	8

Total current	(1,039)	145	1,375

Deferred:
United States	(127)	(1,058)	(538)
Foreign	-	-	-

Total deferred	(127)	(1,058)	(538)

Total income taxes	$(1,166)	$(913)	$837

The significant components of deferred provisions attributable to income from continuing operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Deferred income tax (benefit) provision (excluding the effects of other components)	$(408)	$(1,170)	$(544)
Increase in valuation allowance	316	121	2
Change in operating loss carryforwards	(107)	(11)	8
Adjustment to statutory tax rate	72	2	(4)

Deferred income tax provision	$(127)	$(1,058)	$(538)

Income (loss) before income taxes from continuing operations were:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Total income before income taxes	$(3,917)	$(5,291)	$2,322

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2008		2007		2006

	(dollars are in millions)

Tax (benefit) at the U.S. federal statutory income tax rate	$(1,371)	(35.0)%	$(1,852)	(35.0)%	$813	35.0%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(56)	(1.4)	(55)	(1.0)	89	3.8
State rate change effect on net deferred taxes	72	1.8	2	-	(4)	(.2)
Non-deductible goodwill	115	2.9	1,025	19.4	-	-
Low income housing and other tax credits	(50)	(1.3)	(64)	(1.2)	(79)	(3.4)
Other	124	3.2	31	.5	18	.8

Total income tax expense (benefit)	$(1,166)	(29.8)%	$(913)	(17.3)%	$837	36.0%

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,
	2008	2007

	(in millions)

Deferred Tax Assets
Credit loss reserves	$3,999	$3,500
Market value adjustment	528	376
Deferred compensation	112	186
Other	943	460

Total deferred tax assets	5,582	4,522	(1)
Valuation allowance	(462)	(146	)(1)

Total deferred tax assets net of valuation allowance	5,120	4,376

Deferred Tax Liabilities
Fee income	805	765
Deferred loan origination costs	358	371
Intangibles	190	178
Debt	163	135
Receivables sold	96	137
Other	190	22

Total deferred tax liabilities	1,802	1,608

Net deferred tax asset	$3,318	$2,768

(1)	Includes $96 million of state deferred taxes and the related $96 million valuation allowance.

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more likely than not that the deferred tax asset will not be realized:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

	(in millions)

State tax benefit loss limitations	$343	$136
Deferred capital loss on sale to affiliates	49	-
Foreign tax credit carryforward	61	10
Other	9	-

Total	$462	$146

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $5.1 billion and $4.4 billion as of December 31, 2008 and 2007, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, and any carryback availability. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or stockholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period.

We are in a cumulative book taxable loss position for the three-year period ended December 31, 2008. The realization of our deferred tax assets is largely dependent upon the generation of sufficient future taxable income. For purposes of evaluating the establishment of a deferred tax valuation allowance, this cumulative book taxable loss position is considered significant, objective evidence that we may not be able to realize some portion or all of our deferred tax assets in the future. In assessing the nature of our cumulative book taxable loss position, we evaluated the factors contributing to these losses and analyzed whether these factors were temporary or indicative of a permanent decline in our earnings. We determined that our three-year cumulative book taxable loss position was caused primarily by an increase in our credit losses due to the current housing and credit market conditions as well as the continued weakening in the U.S. economy which has led to higher unemployment levels and, consequently, higher credit losses.

Included in our forecasts are assumptions regarding our estimate of future expected credit losses, which we believe is the most variable component of our current forecasts of future taxable income, and consideration of tax planning strategies. These forecasts assume that recovery from the current economic recession will not begin until 2010 with charge-offs peaking in 2010 and unemployment levels not beginning to decline until then. If our current forecasts hold true, we expect to continue to generate book losses over the next two years and likely longer if current conditions persist. Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize substantially all of our deferred tax assets. Since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. In considering only the expected benefits of tax planning strategies, it is more likely than not that the deferred tax assets would be fully realized approximately five years before the end of the applicable carryforward period. However, we anticipate the deferred tax assets will be recognized over a shorter period of time when forecasted profitability and tax planning strategies are considered together.

Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment. The most significant strategy is HSBC’s commitment to reinvest capital into HSBC Finance Corporation which would be maintained to ensure that it is more likely than not that the net operating loss carryforwards will be utilized. This strategy and others were a significant component of management’s evaluation and provide substantial support for the realizability of the deferred tax asset. Unless the current economic conditions improve, we expect to continue to be dependent upon the continued capital support of our parent, HSBC, to continue to execute our business strategies and plans until we return to profitability. Should economic conditions continue to deteriorate in line with our current forecasts, we would expect to continue to receive capital infusions from HSBC in each of the next three years. HSBC has indicated they are fully committed and have the capacity to provide such support. Absent the capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

The current valuation allowance relates to certain foreign tax credit, capital loss and state net operating loss carryforwards and the increase from prior year represents an increase in these deferred tax assets. This reflects management’s view that it is more-likely-than-not that we will be unable to utilize those foreign tax credit carryforwards, capital loss carryforwards and state net operating loss carryforwards before they expire.

If future events differ from our current forecasts, a valuation allowance may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

In May 2008, we sold all of the common stock of Household International Europe, the holding company for our U. K. Operations to HSBC Overseas Holdings (UK) Limited for a loss. No tax benefit was recognized on the loss on sale because the sale was between affiliates under common control, the capital loss was deferred and a valuation allowance was established on the $49 million deferred tax asset relating to the future realization of the deferred tax capital loss. The deferred tax capital loss is recognized if the stock of Household International Europe is sold to an unaffiliated third party. Capital losses may only be offset by capital gains and have a five-year carryforward period. In November 2008, we transferred the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian Operations to HSBC Bank Canada (“HBCA”). No tax benefit was recognized on the transfer due to loss disallowance rules.

At December 31, 2008, we had net operating loss carryforwards of $4,001 million for state tax purposes which expire as follows: $60 million in 2009-2013; $391 million in 2014-2018; $733 million in 2019-2023; and $2,817 million in 2024 and forward.

At December 31, 2008, we had foreign tax credit carryforwards of $61 million for federal income tax purposes which expire as follows: $4 million in 2016; $21 million in 2017; and $36 million in 2018.

18.  Redeemable Preferred Stock

On December 15, 2005, we issued four shares of common stock to HINO in exchange for the Series A Preferred Stock. See Note 20, “Related Party Transactions,” for further discussion.

In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. Related issuance costs of $16 million have been recorded as a reduction of additional paid-in capital. In 2008 and 2007, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2008 and 2007.

19.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Unrealized gains (losses) on investments and interest-only strip receivables:
Balance at beginning of period	$(13)	$(23)	$(2)
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax of $(31) million, $6 million and $34 million, respectively	(59)	10	57
Reclassification adjustment for (gains) losses realized in net income, net of tax of $2 million, $- million and $(45) million, respectively	6	-	(78)

Total other comprehensive income for period	(53)	10	(21)

Reclassification adjustment due to sale of Canadian Operations	12	-	-

Balance at end of period	(54)	(13)	(23)

Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	(718)	(61)	260
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $(381) million, $(372) million and $(124) million, respectively	(675)	(635)	(204)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $36 million, $(13) million and $(68) million, respectively	65	(22)	(117)

Total other comprehensive income for period	(610)	(657)	(321)

Reclassification adjustment due to sale of Canadian Operations	12	-	-

Balance at end of period	(1,316)	(718)	(61)

Pension liability:
Balance at beginning of period	(3)	(1)	-
Other comprehensive income for period:
FASB Statement No. 158 adjustment, net of tax of $(4) million, $(1) million and $- million, respectively	(1)	(2)	-

Total other comprehensive income for period	(1)	(2)	-
Reclassification adjustment due to sale of U.K. Operations	(10)	-	-
Reclassification adjustment due to sale of Canadian Operations	18	-	-

Adjustment to initially apply FASB Statement No. 158, net of tax of $- million, $- million and $1 million, respectively	-	-	(1)

Balance at end of period	4	(3)	(1)

Foreign currency translation adjustments:
Balance at beginning of period	514	444	221
Other comprehensive income for period:
Translation gains (losses), net of tax of $(43) million, $40 million and $3 million, respectively	(120)	70	223

Total other comprehensive income for period	(120)	70	223

Reclassification adjustment due to sale of U.K. Operations	(370)	-	-
Reclassification adjustment due to sale of Canadian Operations	(36)	-	-

Balance at end of period	(12)	514	444

Total accumulated other comprehensive income (loss) at end of period	$(1,378)	$(220)	$359

20.  Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions for continuing operations:

At December 31,	2008	2007

	(in millions)

Assets and (Liabilities):
Cash	$233	$454
Securities	-	-
Securities purchased under agreements to resell	1,025	415
Derivative related assets (liability), net	(461)	46
Affiliate preferred stock received in sale of U.K. credit card business(1)	219	301
Other assets	255	631
Due to affiliates	(13,543)	(11,359)
Other liabilities	(278)	(454)

(1)	Balance will fluctuate due to foreign currency exchange rate impact.

For the Year Ended December 31,	2008	2007	2006

Income/(Expense):
Interest expense – HSBC affiliates	$(1,027)	$(776)	$(725)
Interest income from HSBC affiliates	33	43	25
Dividend income from affiliate preferred stock	17	21	18
HSBC affiliate income:
Gain (loss) on receivable sales to HSBC affiliates:
Daily sales of domestic private label receivable originations	115	331	365
Daily sales of credit card receivables	142	104	40
Sales of real estate secured receivables	3	(16)	17

Total gain (loss) on receivable sales to HSBC affiliates	260	419	422

Servicing and other fees from HSBC affiliates:
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing, sourcing, underwriting and pricing revenue	6	8	12
Domestic private label and card receivable servicing and related fees	436	423	406
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	43	45	35
HSBC Technology and Services (USA) Inc. (“HTSU”)	16	13	11

Total servicing and other fees from HSBC affiliates	501	489	464

Taxpayer financial services loan origination and other fees	(13)	(19)	(18)
Support services from HSBC affiliates:
HTSU	(812)	(935)	(884)
HSBC Global Resourcing (UK) Ltd.	(171)	(148)	(100)
Other HSBC affiliates	(46)	(39)	(28)

Total support services from HSBC affiliates	(1,029)	(1,122)	(1,012)

Stock based compensation expense with HSBC	(36)	(102)	(100)

Transactions with HSBC Bank USA:

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originates the loans in accordance with Freddie Mac’s underwriting criteria. The loans are then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackages the loans and sells them to Freddie Mac under their existing Freddie Mac program. In 2008, we originated $189 million of real estate secured loans and sold $172 million of real estate secured loans to HSBC Bank USA for a gain on sale of $3 million.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and in December 2004, we sold HSBC Bank USA our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold domestic private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. On a daily basis we sell substantially all new domestic private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the sale of domestic private label and credit card receivables are reflected in the table above. The following table summarizes the receivables we are servicing for HSBC Bank USA at December 31, 2008 and 2007 and the receivables sold during 2008 and 2007:

	Private Label	Credit Card
	Receivables	Receivables

	(in billions)

Receivables serviced for HSBC Bank USA:
December 31, 2008	$18.0	$2.0
December 31, 2007	18.5	1.8
Receivables sold to HSBC Bank USA during the year ended:
December 31, 2008	19.6	4.8
December 31, 2007	21.3	4.2

•	As of December 31, 2008 and 2007, we were servicing $2.1 billion and $2.5 billion, respectively, of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables is recorded in Servicing and other fees from HSBC affiliates.

•	HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $13 million and $19 million during 2008 and 2007, respectively. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates. Additionally, HSBC Bank USA services certain real estate secured loans on our behalf. Fees paid for these services are reported as Support services from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either December 31, 2008 or December 31, 2007.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to us in December 2008. This is a 364 day credit facility and there were no balances outstanding at December 31, 2008.

•	In 2007, we sold approximately $645 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax loss on these sales of $16 million.

•	HSBC Bank USA extended a $1.0 billion committed credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This is a 364 day credit facility and there were no balances outstanding at December 31, 2008.

Transactions with HSBC Holdings plc:

•	At December 31, 2008 and 2007, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at December 31, 2008 and 2007. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates.

•	During 2003, Household Capital Trust VIII issued $275 million in mandatorily redeemable preferred securities to HSBC, which is recorded in Due to affiliates. Interest expense recorded on the underlying junior subordinated notes totaled $18 million during 2008 and 2007. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced by a line of credit from another affiliate. The balance outstanding under this line of credit was $.6 billion at December 31, 2007 and was included in other assets. Interest income associated with this line of credit was recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

•	Technology and some centralized operational services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU recorded as a reduction of occupancy and equipment expense was $48 million and $47 million during 2008 and 2007, respectively.

•	During 2008, we sold miscellaneous assets to HTSU for a purchase price equal to the book value of these assets of $41 million.

Transactions with other HSBC affiliates:

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $77.9 billion and $88.7 billion at December 31, 2008 and 2007, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.9 billion and $3.8 billion at December 31, 2008 and 2007, respectively, which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as an increase to derivative liabilities at December 31, 2008 and a reduction of derivative related assets at December 31, 2007. No collateral was provided in the form of securities at December 31, 2008 or 2007.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days and it matured in February 2009 and we chose not to renew it at this time.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing is for six months and matures in April 2009.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $16 million and $11 million in 2008 and 2007, respectively, and is reflected as Interest income from HSBC affiliates in the table above.

•	We use an HSBC affiliate located outside of the United States to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $171 million in 2008 and $148 million in 2007 are included as a component of Support services from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Through August 2008, our Canadian business originated and serviced auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income (expense) and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

•	We utilize HSBC Markets (USA) Inc., an affiliated HSBC entity, to lead manage the underwriting of a majority of our ongoing debt issuances. There were no fees paid to the affiliate for such services during 2008. During 2007, we paid fees to the affiliate for such services of approximately $14 million. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt.

•	In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services portfolio to third parties. HSBC Markets (USA) Inc., an affiliated HSBC entity, assisted in the transaction by placing the loans with interested third parties. Fees paid for these services totaled $4 million and were included as a component of the approximately $20 million loss realized on the sale of this loan portfolio.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 22, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

•	As previously discussed in Note 3, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). The results of operations for our U.K. Operations have been reclassified as Income (loss) from discontinued operations for all periods presented. Additionally, the balance sheet has been reclassified to show all the assets of our U.K. Operations as Assets of discontinued operations and the liabilities as Liabilities of discontinued operations for all periods presented. The following summarizes transactions with HSBC affiliates by our U.K. Operations prior to the sale in May 2008:

–	At December 31, 2007, we had a revolving credit facility of $5.7 billion from HBEU to fund our operations in the U.K. In January 2008, the revolving credit facility from HBEU decreased to $4.5 billion. At December 31, 2007, $3.5 billion was outstanding under the HBEU lines. As discussed above, HOHU assumed this liability in May 2008.

–	In the third quarter of 2007, our U.K. operations sold a portion of its MasterCard Class B share portfolio to third parties. HSBC Bank USA assisted with one of the transactions by placing shares with interested third parties. A net gain of approximately $2 million was realized on the sale of these shares.

–	On November 9, 2006, we sold all of the capital stock of our operations in the Czech Republic, Hungary, and Slovakia (the “European Operations”) to a wholly owned subsidiary of HBEU for an aggregate purchase price of approximately $46 million. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the stock transferred was recorded as an increase to additional paid-in capital and was not reflected in earnings. The assets consisted primarily of $199 million of receivables and goodwill which totaled approximately $13 million. The liabilities consisted primarily of debt which totaled $179 million. HBEU assumed all the liabilities of the European Operations as a result of this transaction.

–	In December 2005, we sold our U.K. credit card business, including $2.5 billion of receivables, the associated cardholder relationships and the related retained interests in securitized credit card receivables to HBEU for an aggregate purchase price of $3.0 billion. The purchase price, which was determined based on a comparative analysis of sales of other credit card portfolios, was paid in a combination of cash and $261 million of preferred stock issued by a subsidiary of HBEU with a rate of one-year Sterling LIBOR, plus 1.30 percent. In addition to the assets referred to above, the sale also included the account origination platform, including the marketing and credit employees associated with this function, as well as the lease associated with the credit card call center and related leaseholds and call center employees to provide customer continuity after the transfer as well as to allow HBEU direct ownership and control of origination and customer service. We retained the collection operations related to the credit card operations and entered into a service level agreement to provide collection services and other support services, including components of the compliance, financial reporting and human resource functions, for the sold credit card operations to HBEU for a fee. We received $10 million from January 1, 2008 through the date of sale in May 2008, $32 million in 2007 and $30 million in 2006 under this service level agreement. Because the sale of this business was between affiliates under common control, the premium received in excess of the book value of the assets transferred of $182 million, including the goodwill assigned to this business, was recorded as an increase to additional paid in capital and was not included in earnings.

–	In a separate transaction in December 2005, we transferred our information technology services employees in the U.K. to a subsidiary of HBEU. Subsequent to the transfer, operating expenses relating to information technology, which had previously been reported as salaries and fringe benefits or other servicing and administrative expenses, were billed to us by HBEU and reported as Support services from HSBC affiliates.

•	As previously discussed in Note 3, “Discontinued Operations,” in November 2008 we sold all of the common stock of the holding company of our Canadian Operations to HSBC Bank Canada for approximately $279 million (based on the exchange rate on the date of sale). While HSBC Bank Canada assumed the liabilities of our Canadian Operations as a result of this transaction, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products though the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network in December 2008, the period after the sale, were not material. The results of operations for our Canadian Operations have been reclassified as Income (loss) from discontinued operations for all periods presented. Additionally, the balance sheet has been reclassified to show all the assets of our Canadian Operations as Assets of discontinued operations and the liabilities as Liabilities of discontinued operations for all periods presented.

21.  Share-Based Plans

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

Information with respect to RSRs awarded under HSBC’s Restricted Share Plan/Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

RSRs awarded	3,566,510	4,028,913	4,959,838
Weighted-average fair market value per share	$16.45	$17.67	$16.96
RSRs outstanding at December 31	12,102,259	15,312,635	14,326,693
Compensation cost: (in millions)
Pre-tax	$37	$92	$82
After-tax	24	58	52

As a result of the sale of our U.K. Operations in May 2008, 257,528 RSRs with a fair value of $3 million were transferred to HOHU.

As a result of the sale of our Canadian Operations in November 2008, 468,111 RSRs with a weighted average grant date fair value of $7 million were transferred to HSBC Bank Canada.

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

Information with respect to RSRs awarded under the pre-merger Household plan, all of which are in HSBC ordinary shares, is as follows:

	2008	2007	2006

RSRs awarded	-	-	-
Weighted-average fair market value per share	$-	$-	$-
RSRs outstanding at December 31	-	55,612	653,900
Compensation cost: (in millions)
Pre-tax	$1	$5	$4
After-tax	1	3	2

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), which replaced the former Household employee stock purchase plan, allows eligible employees to enter into savings contracts to save up to $500 per month, with the option to use the savings to acquire ordinary shares of HSBC at the end of the contract period. There are currently three types of plans offered which allow the participant to select saving contracts of a 1, 3 or 5 year length. The 1 year contract period was offered for the first time in 2006. The options for the 1 year plan are automatically exercised if the current share price is at or above the strike price, which is at a 15 percent discount to the fair market value of the shares on grant date. If the current share price is below the strike price, the participants have the ability to exercise the option during the three months following the maturity date if the share price rises. The options under the 3 and 5 year plans are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted in 2008, 2007 and 2006. HSBC ordinary shares granted and the related fair value of the options for 2008, 2007 and 2006 are presented below:

	2008		2007		2006
	HSBC	Fair Value	HSBC	Fair Value	HSBC	Fair Value
	Ordinary	Per Share of	Ordinary	Per Share of	Ordinary	Per Share of
	Shares	Shares	Shares	Shares	Shares	Shares
	Granted	Granted	Granted	Granted	Granted	Granted

1 year vesting period	305,147	$3.10	389,066	$3.71	296,410	$2.60
3 year vesting period	660,727	3.93	894,149	4.25	598,814	3.43
5 year vesting period	208,019	4.18	214,600	4.09	124,563	3.49

Compensation expense related to the grants under the HSBC Sharesave Plan totaled $3 million in 2008, $7 million in 2007 and $5 million in 2006.

The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model. The significant assumptions used to estimate the fair value of the options granted by year are as follows:

	2008	2007	2006

Risk-free interest rate	1.85 - 3.03%	4.55% - 4.90%	4.99% - 5.01%
Expected life	1, 3 or 5 years	1, 3 or 5 years	1, 3 or 5 years
Expected volatility	25%	17.0%	17.0%

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, HSBC adopted and the shareholders’ approved the HSBC Share Plan (“Group Share Plan”) to replace this plan. Since 2004, no further options have been granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. In lieu of options, these employees received grants of shares of HSBC stock subject to certain vesting conditions as discussed further above. If the performance conditions are not met by year 5, the options will be forfeited. Options granted to employees in 2004 vest 100 percent upon the attainment of certain company performance conditions and expire ten years from the date of grant. Such options were granted at market value. Compensation expense related to the Group Share Option Plan, which is recognized over the vesting period, totaled $0 million in 2008, $3 million in 2007 and $6 million in 2006.

Information with respect to the Group Share Option Plan is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	6,060,800	$14.97	6,060,800	$14.97	6,100,800	$14.97
Exercised	-	-	-	-	-	-
Transferred	(175,000)	15.31	-	-	-	-
Expired or canceled	(105,000)	14.82	-	-	(40,000)	14.37

Outstanding at end of year	5,780,800	14.96	6,060,800	14.97	6,060,800	14.97

Exercisable at end of year	3,654,800	$15.31	3,879,800	$15.31	2,909,850	$15.31

The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51 – 15.00	2,126,000	5.34	$14.37	-	$-
$15.01 – 17.50	3,654,800	4.85	15.31	3,654,800	15.31

Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $0 million in 2008, $2 million in 2007 and $3 million in 2006. All shares under the former Household plan are now fully vested.

Information with respect to stock options granted under the former Household plan is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	21,159,911	$18.04	25,995,589	$17.34	36,032,006	$16.09
Exercised	(262,437)	13.35	(4,877,586)	14.51	(9,825,954)	12.73
Transferred in/(out)	(719,846)	18.29	172,976	18.66	47,580	8.62
Expired or canceled	(651,918)	14.16	(131,068)	10.24	(258,043)	16.78

Outstanding at end of year	19,525,710	$18.23	21,159,911	$18.04	25,995,589	$17.34

Exercisable at end of year	19,525,710	$18.23	21,159,911	$18.04	25,995,589	$17.34

The following table summarizes information about the number of HSBC ordinary shares subject to outstanding stock options under the former Household plan, at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$10.01 – $12.50	2,181,712	3.89	$10.66	2,181,712	$10.66
$12.51 – $15.00	367,813	.75	13.83	367,813	13.83
$15.01 – $17.50	4,330,923	.82	16.95	4,330,923	16.95
$17.51 – $20.00	5,435,066	1.87	18.40	5,435,066	18.40
$20.01 – $25.00	7,210,196	2.87	21.37	7,210,196	21.37

22.  Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Effective January 1, 2005, HSBC Finance Corporation’s previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit pension plan. The components of pension expense for the domestic defined benefit plan reflected in our consolidated statement of income (loss) are shown in the table below. Pension expense reflects the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Service cost – benefits earned during the period	$49	$55	$48
Interest cost on projected benefit obligation	71	66	60
Expected return on assets	(82)	(83)	(77)
Recognized losses (gains)	1	9	15

Pension expense	$39	$47	$46

The assumptions used in determining pension expense of the domestic defined benefit plan are as follows:

	2008	2007	2006

Discount rate	6.55%	5.90%	5.70%
Salary increase assumption	3.75	3.75	3.75
Expected long-term rate of return on plan assets	8.00	8.00	8.00

HSBC North America retains both an unrelated third party as well as an affiliate to provide investment consulting services. Given the plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable. The projected benefit obligation and the accumulated benefit obligation exceeded the fair value of the plan assets by $1.0 billion and $760 million, respectively, at December 31, 2008. As this obligation relates to the HSBC North America pension plan, only a portion of this deficit should be considered our responsibility.

A reconciliation of beginning and ending balances of the fair value of plan assets associated with the HSBC North America domestic defined benefit pension plan is shown below.

	Year Ended
	December 31,
	2008	2007

	(in millions)

Fair value of plan assets at beginning of year	$2,617	$2,567
Actual return on plan assets	(447)	186
Benefits paid	(192)	(136)

Fair value of plan assets at end of year	$1,978	$2,617

As a result of the volatile capital markets that occurred in 2008, the fair value of plan assets at December 31, 2008 has decreased 24 percent compared to 2007. However, based on recently enacted legislation it is not anticipated that employer contributions to the defined benefit plan will be required in 2009.

The allocation of the domestic pension plan assets at December 31, 2008 and 2007 is as follows:

	Percentage of
	Plan Assets at
	December 31,
	2008	2007

Equity securities	61%	68%
Debt securities	35	31
Other, predominately cash	4	1

Total	100%	100%

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

	Year Ended
	December 31,
	2008	2007

	(in millions)

Projected benefit obligation at beginning of year	$2,747	$2,698
Service cost	104	111
Interest cost	174	159
Actuarial (gains) losses	198	(85)
Benefits paid	(192)	(136)
Gain on curtailment	(13)	-

Projected benefit obligation at end of year	$3,018	$2,747

Our share of the projected benefit obligation was approximately $1.2 billion and $1.1 billion at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the post-merger domestic HSBC North America defined benefit pension plan was $2.7 billion and $2.4 billion at December 31, 2008 and 2007, respectively. Our share of the accumulated benefit obligation was approximately $1.1 billion and $1.0 billion at December 31, 2008 and 2007, respectively.

The curtailment gain recognized in 2008 resulted from restructuring activities in our Mortgage Services ($7 million), Consumer Lending ($4 million), Auto Finance ($1 million) and Card and Retail Services ($1 million) businesses.

Estimated future benefit payments for the HSBC North America domestic defined benefit plan and HSBC Finance Corporation’s share of those payments are as follows:

	HSBC	HSBC Finance
	North	Corporation’s
	America	Share

	(in millions)

2009	$144	$65
2010	150	66
2011	158	69
2012	169	75
2013	177	74
2014-2018	1,017	397

The assumptions used in determining the projected benefit obligation of the domestic defined benefit plans at December 31 are as follows:

	2008	2007	2006

Discount rate	6.05%	6.55%	5.90%
Salary increase assumption	3.50	3.75	3.75

Foreign Defined Benefit Pension Plans Prior to the sale of our U.K. and Canadian operations, we sponsored additional defined benefit pension plans for our foreign based employees. Pension expense for our foreign operations was $3 million in 2008, $3 million in 2007 and $2 million in 2006 and is reflected as a component of Income (loss) from discontinued operations in our consolidated statement of income (loss). These plans were transferred as part of the sale of our U.K. and Canadian operations.

Supplemental Retirement Plan A non-qualified supplemental retirement plan is also provided. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was

$91 million and $130 million at December 31, 2008 and 2007, respectively. Pension expense related to the supplemental retirement plan was $27 million in 2008, $29 million in 2007 and $11 million in 2006.

Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched by the company up to a maximum of 6 percent of the participant’s compensation. Company contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $55 million in 2008, $69 million in 2007 and $88 million in 2006.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

	(in millions)

Service cost – benefits earned during the period	$2	$4	$5
Interest cost	12	12	14
Gain on curtailment	(4)	-	-
Recognized (gains) losses	(3)	(1)	-

Net periodic postretirement benefit cost	$7	$15	$19

The curtailment gain recognized in 2008 resulted from restructuring activities in our Mortgage Services ($2 million) and Consumer Lending ($2 million) businesses.

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2008	2007	2006

Discount rate	6.55%	5.90%	5.70%
Salary increase assumption	3.75	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended
	December 31,
	2008	2007

	(in millions)

Accumulated benefit obligation at beginning of year	$203	$212
Service cost	2	4
Interest cost	12	12
Transferred to HTSU	(20)	-
Actuarial losses (gains)	26	(9)
Gain on curtailment	(4)	-
Benefits paid	(12)	(16)

Accumulated benefit obligation at end of year	$207	$203

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $17 million relating to our postretirement benefit plans in 2009. The funded status of our postretirement benefit plans was a liability of $207 million at December 31, 2008.

Estimated future benefit payments for our domestic plans are as follows:

(in millions)

2009	$17
2010	18
2011	18
2012	18
2013	18
2014-2018	83

The assumptions used in determining the benefit obligation of our domestic postretirement benefit plans at December 31 are as follows:

	2008	2007	2006

Discount rate	6.05%	6.55%	5.90%
Salary increase assumption	3.50	3.75	3.75

A 8.9 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2008. This rate of increase is assumed to decline gradually to 5.0 percent in 2018.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)

Effect on total of service and interest cost components	$.3	$(.2)
Effect on postretirement benefit obligation	4	(4)

23.  Business Segments

We have two reportable segments: Consumer and Card and Retail Services. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis.

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we originated loans through mortgage brokers.

Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, direct mail, and our branch network to non-prime customers. Products are also offered and customers serviced through the Internet.

The All Other caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold tests under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), for determining reportable segments, as well as our corporate and treasury activities. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Upon the completion of the sale of the General Motors and AFL-CIO Union Plus MasterCard/Visa portfolios and the sale of auto finance receivables in January 2009, IFRS Management Basis results will also assume that these receivables have not been sold and remain on our balance sheet for the reasons discussed below. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

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

Under IFRSs, net interest income includes the interest element for derivatives which correspond to debt designated at fair value. For U.S. GAAP, this is included in Gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues. Additionally, under IFRSs, insurance investment income is included in net interest income instead of as a component of other revenues under U.S. GAAP.

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

Operating expenses  – Amortization of intangible assets under IFRSs is lower than that under U.S. GAAP as the intangibles associated with our acquisition by HSBC are reflected in goodwill. Operating expenses are also lower under IFRSs as policyholder benefits expenses are reported as an offset to other revenues as discussed above. There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense and changes in tax estimates.

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

Securities  – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. During 2008, it was determined these shares were impaired and, as a result, the fair value loss recorded in other comprehensive income was reclassified to profit and loss.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K under the caption “Basis of Reporting.”

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

							IFRS
							Management
		Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
		Retail	All		Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Consumer	Services	Other		Items		Totals	Adjustments(5)	Adjustments(4)	ifications(7)	Totals

	(in millions)

Year Ended December 31, 2008
Net interest income	$5,527	$5,083	$246		$-		$10,856	$(1,419)	$(490)	$(97)	$8,850
Other operating income (Total other revenues)	(8)	3,185	2,849		(220	)(1)	5,806	(88)	(124)	545	6,139
Loan impairment charges (Provision for credit losses)	10,019	5,292	36		-		15,347	(1,650)	(230)	(37)	13,430
Operating expenses	1,849	2,139	1,438	(9)	-		5,426	51	(486)	485	5,476
Profit (loss) before tax	(6,349)	837	1,621		(220	)(1)	(4,111)	92	102	-	(3,917)
Income tax expense (benefit)	(2,286)	317	1,022		(76	)(3)	(1,023)	14	(157)	-	(1,166)
Income (loss) from continuing operations	(4,063)	520	599		(144)		(3,088)	78	259	-	(2,751)
Customer loans (Receivables)	100,176	46,730	109		-		147,015	(36,533)	(173)	(2,065)	108,244
Assets	93,614	44,160	17,851		-		155,625	(19,682)	(4,919)	(239)	130,785
Intersegment revenues	190	35	(5)		(220	)(1)	-	-	-	-	-
Depreciation and amortization	31	65	78		-		174	-	90	(18)	246
Goodwill	-	530	2,385		-		2,915	-	(621)	-	2,294
Expenditures for long-lived assets(6)	2	-	75		-		77	-	-	-	77

Year Ended December 31, 2007
Net interest income	$7,100	$4,776	$(761)		$-		$11,115	$(1,383)	$130	$(67)	$9,795
Other operating income (Total other revenues)	(192)	3,793	2,121		(276	)(1)	5,446	98	(231)	602	5,915
Loan impairment charges (Provision for credit losses)	7,695	3,873	(2)		4	(2)	11,570	(1,185)	85	-	10,470
Operating expenses	2,462	2,437	6,093	(9)	-		10,992	14	(1,010)	535	10,531
Profit (loss) before tax	(3,249)	2,259	(4,731)		(280	)(1)(2)	(6,001)	(114)	824	-	(5,291)
Income tax expense (benefit)	(1,201)	823	(12)		(110	)(3)	(500)	(25)	(388)	-	(913)
Income (loss) from continuing operations	(2,048)	1,436	(4,719)		(170)		(5,501)	(89)	1,212	-	(4,378)
Customer loans (Receivables)	117,464	49,733	159		-		167,356	(21,729)	84	(4)	145,707
Assets	113,675	48,931	19,524		-		182,130	(20,955)	(5,841)	(360)	154,974
Intersegment revenues	211	71	(6)		(276	)(1)	-	-	-	-	-
Depreciation and amortization	53	64	98		-		215	-	162	(42)	335
Goodwill	-	530	3,284		-		3,814	-	(1,259)	80	2,635
Expenditures for long-lived assets(6)	16	-	36		-		52	-	-	-	52

Year Ended December 31, 2006
Net interest income	$7,406	$4,333	$(743	)(8)	$-		$10,996	$(1,257)	$(178)	$(102)	$9,459
Other operating income (Total other revenues)	367	2,902	681		(258	)(1)	3,692	267	232	533	4,724
Loan impairment charges (Provision for credit losses)	4,353	2,129	(2)		6	(2)	6,486	(653)	215	(36)	6,012
Operating expenses	2,431	2,409	587		-		5,427	(18)	(27)	467	5,849
Profit (loss) before tax	989	2,697	(647)		(264	)(1)(2)	2,775	(319)	(134)	-	2,322
Income tax expense (benefit)	351	961	(313)		(110	)(3)	889	(98)	46	-	837
Income (loss) from continuing operations	638	1,736	(334)		(154)		1,886	(221)	(180)	-	1,485
Customer loans (Receivables)	126,552	46,366	193		-		173,111	(21,380)	(723)	(9)	150,999
Assets	127,329	47,845	21,038		-		196,212	(21,930)	(5,695)	(156)	168,431
Intersegment revenues	206	56	(4)		(258	)(1)	-	-	-	-	-
Depreciation and amortization	33	67	120		-		220	-	179	(25)	374
Goodwill	46	530	8,812		-		9,388	-	(3,049)	66	6,405
Expenditures for long-lived assets(6)	76	1	31		-		108	-	-	-	108

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	Tax benefit associated with items comprising adjustments/reconciling items.

(4)	IFRS Adjustments, which have been described more fully above, consist of the following:

			Provision	Total	Income
	Net		For	Costs	Tax	Income from
	Interest	Other	Credit	and	Expense	Continuing		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Operations	Receivables	Assets

	(in millions)

Year Ended December 31, 2008
Securitizations	$(9)	$5	$1	$-	$(2)	$(3)	$-	$-
Derivatives and hedge accounting	(266)	266	-	-	-	-	-	(4,426)
Goodwill and intangible assets	-	-	-	(481)	(37)	518	-	(140)
Purchase accounting	26	13	56	-	(2)	(15)	-	22
Deferred loan origination costs and premiums	(169)	1	-	(71)	(35)	(62)	262	261
Credit loss impairment provisioning	(96)	14	(51)	43	(27)	(47)	(481)	(278)
Loans held for resale	(2)	(504)	(236)	-	(97)	(173)	96	(271)
Interest recognition	27	-	-	-	9	18	(50)	(50)
Other	(1)	81	-	23	34	23	-	(37)

Total	$(490)	$(124)	$(230)	$(486)	$(157)	$259	$(173)	$(4,919)

Year Ended December 31, 2007
Securitizations	$(63)	$35	$3	$-	$(11)	$(20)	$(244)	$(495)
Derivatives and hedge accounting	274	(277)	-	-	(1)	(2)	-	(4,501)
Goodwill and intangible assets	-	-	-	(843)	(546)	1,389	-	(117)
Purchase accounting	48	28	66	(71)	101	(20)	31	284
Deferred loan origination costs and premiums	(150)	(7)	-	(143)	(5)	(9)	371	371
Credit loss impairment provisioning	(3)	13	21	36	(18)	(29)	(81)	(211)
Loans held for resale	57	(15)	-	3	15	24	6	(6)
Interest recognition	(17)	-	-	-	(7)	(10)	(78)	(78)
Other	(16)	(8)	(5)	8	84	(111)	79	(1,088)

Total	$130	$(231)	$85	$(1,010)	$(388)	$1,212	$84	$(5,841)

Year Ended December 31, 2006
Securitizations	$(244)	$89	$25	$-	$(62)	$(118)	$(948)	$(905)
Derivatives and hedge accounting	(36)	277	-	-	90	151	-	(4,181)
Goodwill and intangible assets	-	(15)	-	179	(66)	(128)	-	(1,460)
Purchase accounting	185	64	195	(4)	15	43	120	(42)
Deferred loan origination costs and premiums	(135)	2	-	(189)	20	36	457	457
Credit loss impairment provisioning	(23)	(3)	(5)	-	(10)	(11)	(178)	(284)
Loans held for resale	125	(202)	-	(32)	(17)	(28)	(157)	38
Interest recognition	4	(23)	-	-	(9)	(10)	(61)	(61)
Other	(54)	43	-	19	85	(115)	44	743

Total	$(178)	$232	$215	$(27)	$46	$(180)	$(723)	$(5,695)

(5)	Management Basis Adjustments, which represent the private label and real estate secured receivables transferred to HBUS, consist of the following:

			Provision	Total	Income
	Net		For	Costs	Tax
	Interest	Other	Credit	and	Expense	Net		Total
	Income	Revenues	Losses	Expenses	(Benefit)	Income	Receivables	Assets

	(in millions)

Year Ended December 31, 2008
Private label receivables	$(1,372)	$(102)	$(1,523)	$52	$(14)	$11	$(31,399)	$(17,838)
Real estate secured receivables	(45)	14	(127)	(1)	35	62	(2,071)	(2,011)
Other	(2)	-	-	-	(7)	5	(3,063)	167

Total	$(1,419)	$(88)	$(1,650)	$51	$14	$78	$(36,533)	$(19,682)

Year Ended December 31, 2007
Private label receivables	$(1,329)	$86	$(1,120)	$15	$(34)	$(104)	$(19,256)	$(18,650)
Real estate secured receivables	(57)	12	(65)	(1)	8	13	(2,473)	(2,465)
Other	3	-	-	-	1	2	-	160

Total	$(1,383)	$98	$(1,185)	$14	$(25)	$(89)	$(21,729)	$(20,955)

Year Ended December 31, 2006
Private label receivables	$(1,179)	$251	$(631)	$(17)	$(84)	$(196)	$(18,145)	$(18,668)
Real estate secured receivables	(99)	16	(22)	(1)	(21)	(39)	(3,235)	(3,264)
Other	21	-	-	-	7	14	-	2

Total	$(1,257)	$267	$(653)	$(18)	$(98)	$(221)	$(21,380)	$(21,930)

(6)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(7)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

(8)	In 2006, the “All Other” caption includes a cumulative adjustment to net interest income of approximately $207 million, largely to correct the amortization of purchase accounting adjustments related to certain debt that was not included in the fair value option adjustments under IFRSs in 2005. A portion of the amount recognized would otherwise have been recorded for the year ended December 31, 2005.

(9)	In the fourth quarter of 2008, we recorded a goodwill impairment charge on an IFRSs basis of $900 million which represents a portion of the goodwill allocated to our Credit and Retail Services business. In 2007, we recorded goodwill impairment charges of $5.5 billion on an IFRSs basis which represented all of the goodwill allocated to our Mortgage Services, Consumer Lending and Auto Finance businesses.

24.  Commitments and Contingent Liabilities

Lease Obligations: We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $101 million in 2008, $168 million in 2007 and $109 million in 2006.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2009	$87	$4	$83
2010	73	4	69
2011	55	4	51
2012	37	3	34
2013	28	3	25
Thereafter	136	8	128

Net minimum lease commitments	$416	$26	$390

Litigation: Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these activities are or purport to be class actions seeking damages in very large amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

Other Commitments: At December 31, 2007, we had a commitment to lend up to $3.0 billion to H&R Block to fund the purchase of a participation interest in refund anticipation loans for the 2008 tax season. This line of credit was paid in full and the commitment expired during the second quarter of 2008. In January 2009, we extended a line of credit to H&R Block for up to $2.5 billion to fund the purchase of a participation interest in refund anticipation loans for the 2009 tax season.

25.  Fair Value Measurements

SFAS No. 157, Fair Value Measurements, provides a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS No. 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Derivative related assets(1)	$2,406	$-	$2,406	$-
Securities purchased under agreements to resell	1,025	1,025	-	-
Available for sale securities	3,094	783	2,138	173
Real estate owned(2)	1,035	-	1,035	-
Repossessed vehicles(2)	56	-	56	-
Long term debt carried at fair value	(28,338)	-	(28,338)	-
Derivative related liabilities	(18)	-	(18)	-

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2007	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Derivatives related assets(1)	$3,840	$-	$3,840	$-
Securities purchased under agreements to resell	1,506	1,506	-	-
Available for sale securities	3,086	267	2,819	-
Real estate owned(2)	1,136	-	1,136	-
Repossessed vehicles(2)	77	-	77	-
Long term debt carried at fair value	(32,017)	-	(32,017)	-
Derivative related liabilities	(53)	-	(53)	-

(1)	The fair value disclosed does not include swap collateral which was a net liability of $2.9 billion and $3.8 billion at December 31, 2008 and 2007, respectively, and that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The following table reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3):

(in millions)

Beginning balance at January 1, 2008	$-
Transfers in/out of Level 3(1)	183
Purchases, sales, issuances and settlements (net)	-
Total gains or losses (realized/unrealized):
Included in income from continuing operations	-
Included in other comprehensive income(2)	(10)

Ending balance at December 31, 2008	$173

(1)	Represents domestic corporate debt, non-government mortgage backed securities, asset backed securities and preferred stocks.

(2)	The change in unrealized gains or losses relating to assets still held at December 31, 2008 was $(10) million.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

Receivables Held for Sale Receivables held for sale are recorded in our consolidated balance sheet at the lower of cost or fair value on a non-recurring basis. As such, they are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in only certain circumstances (e.g. impairment). The following table presents the fair value hierarchy of the valuation techniques utilized to determine the fair value of the receivables held for sale which are carried at fair value as of December 31, 2008 and 2007, as well as the gains (losses) on these receivables recorded during the years then ended. The fair value of receivables held for sale at December 31, 2007 was considered to be Level 2 in the fair value hierarchy of valuation techniques. We consider the fair value of receivables held for sale as of December 31, 2008 to be Level 3 given the current reduction of demand in the secondary market and lack of recent observable transactions.

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	December 31, 2008				December 31,

	Level 1	Level 2	Level 3	Total	2008

			(in millions)

Real estate secured	$-	$-	$269	$269	$(21)
Auto finance	-	-	2,786	2,786	(281)
Credit cards	-	-	7,708	7,708	(527)

Total receivables held for sale at fair value(1)	$-	$-	$10,763	$10,763	$(829)

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	December 31, 2007				December 31,

	Level 1	Level 2	Level 3	Total	2007

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$71	$-	$71	$(26)

(1)	Excludes $5.9 billion and $9 million of receivables held for sale at December 31, 2008 and 2007, respectively, for which the fair value exceeds our carrying value.

Receivables held for sales are carried at the lower of amortized cost or fair value. Accordingly, fair value for such receivables must be estimated to determine any required write down to fair value when the amortized cost of the receivables exceeds their current fair value. Continued lack of liquidity in credit markets has resulted in a significant decrease in the availability of observable market data, which has in turn resulted in an increased level of management judgment required to estimate fair value for receivables held for sale. As a result, we transferred our entire portfolio of loans held for sale in September 2008 from Level 2 to Level 3 given the current reduction in demand in the secondary market and lack of recent observable transactions.

Goodwill and Intangible Assets In accordance with the provisions of SFAS No. 142, goodwill with a carrying amount of $2,363 million allocated to our Card and Retail Services business was written down to its implied fair value of $2,034 million during 2008. During 2007, goodwill with a carrying amount of $3,655 million allocated to our Mortgage Services, Consumer Lending and Auto Finance business was written down to its implied fair value of $0 during 2007. For purposes of testing goodwill for impairment, we estimate the fair value of our reporting units using discounted cash flow models, which include such variables as revenue growth rates, expense trends, interest rates and terminal values which are based on evaluation of key data and market factors. The risk adjusted cost of capital, which is used to discount future cash flows, is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables. Goodwill is considered to be Level 3 in the fair value hierarchy of valuation techniques.

Additionally, in accordance with SFAS No. 142, tradenames with a carrying amount of $700 million and customer relationships with a carrying amount of $158 million relating to our Consumer Lending business were written down to their implied fair value of $0 during 2007. We estimate the fair value of tradenames using discounted cash flow models, which include assumptions regarding revenue growth rates based on evaluation of key data and market factors as well as the risk adjusted cost of capital as discussed above. We estimate the fair value of our customer relationships using discounted cash flow models which include assumptions regarding receivable growth rates, receivable run-off rates and return on assets as well as the risk adjusted cost of capital. Intangible assets are considered to be Level 3 in the fair value hierarchy of valuation techniques.

Fair Value of Financial Instruments In accordance with SFAS No. 107, we have also estimated the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost, as presented in the table below. The fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes in this Annual Report. The following is a summary of the carrying value and estimated fair value of our financial instruments for continuing operations at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

		(in millions)

Assets:
Cash	$255	$255	$612	$612
Interest bearing deposits with banks	25	25	276	276
Securities purchased under agreements to resell	1,025	1,025	1,506	1,506
Securities	3,094	3,094	3,086	3,086

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

		(in millions)

Consumer receivables:
Mortgage Services:
First lien	18,512	11,527	25,641	19,268
Second lien	3,238	981	4,649	2,609

Total Mortgage Services	21,750	12,508	30,290	21,877
Consumer Lending:
First lien	37,986	25,085	42,861	30,881
Second lien	4,824	1,570	6,292	3,229

Total real estate secured	42,810	26,655	49,153	34,110
Non-real estate secured	13,187	6,386	16,277	10,351

Total Consumer Lending	55,997	33,041	65,430	44,461
Credit card	11,130	9,968	27,637	30,081
Auto Finance	6,872	5,900	11,797	10,998

Total consumer receivables	95,749	61,417	135,154	107,417
Receivables held for sale	16,680	16,812	80	80
Due from affiliates	255	255	631	631
Derivative related assets	8	8	46	46
Liabilities:
Commercial paper and short-term borrowings	9,639	9,639	7,725	7,725
Due to affiliates	13,543	12,054	11,359	10,944
Long term debt carried at fair value	28,338	28,338	32,017	32,017
Long term debt not carried at fair value	61,686	54,147	86,938	84,980
Insurance policy and claim reserves	965	1,089	998	986
Derivative related liabilities	461	461	2	2

Receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by SFAS No. 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed by the Federal government or a governmental agency. The estimated fair values at December 31, 2008 and 2007 for our receivables reflect this marketplace turmoil which typically assume a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case, and reflects a significant pricing discount resulting from the lack of liquidity available to most buyers of whole loan assets. This creates a value that is substantially lower than would otherwise be reported under more normal marketplace conditions.

Valuation Techniques The following summarizes the valuation methodology used to determine the estimated fair values for financial instruments reflected in the tables above.

Cash: Carrying value approximates fair value due to cash’s liquid nature.

Interest bearing deposits with banks: Carrying value approximates fair value due to the asset’s liquid nature.

Securities purchased under agreements to resell: The fair value of securities purchased under agreements to resell approximates carrying value due to their short-term maturity.

Securities: Fair value is determined by a third party valuation source. The pricing services source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For those securities which transact in active markets such as U.S. government and Federal agency debt securities and certain government sponsored mortgage-backed securities, such prices represent quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. Since many fixed income securities do not trade in active markets, the pricing services utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation and other means. For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. For mortgage-backed securities and other asset-backed securities, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

We perform periodic validations of the fair values sourced from the pricing services. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes, in addition to prices observed by our traders and treasury personnel. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. Lastly, product control and risk management personnel provide further validation using internally developed models and a combination of both observable and unobservable inputs. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services. These validations provide us with information as to whether the security is trading in an active market or not, and whether the fair value measurement is determined using observable or unobservable significant inputs, thus proving the necessary support for level classifications.

Receivables: The estimated fair value of our receivables was determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, inter alia, value estimates from an HSBC affiliate which reflects current estimated rating agency credit tranching levels with the associated benchmark credit spreads, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables, trading input from market participants which includes observed primary and secondary trades, and general discussions held directly with potential investors.

Model inputs relate to interest rates, prepayment speeds, loss curves and market discount rates reflecting management’s estimate of the rate that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we will engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

Real estate owned: Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. After three months on the market, the carrying value is further reduced, if necessary, to reflect observable local market data, including local area sales data.

Repossessed vehicles: Fair value is determined based on current Black Book values, which represent current observable prices in the wholesale auto auction market.

Due from affiliates: Carrying value approximates fair value because the interest rates on these receivables adjust with changing market interest rates.

Commercial paper and short-term borrowings: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

Due to affiliates: The estimated fair value of our fixed rate and floating rate debt due to affiliates was determined using discounted future expected cash flows at current interest rates and credit spreads offered for similar types of debt instruments.

Long term debt: Fair value was determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

Insurance policy and claim reserves: The fair value of insurance reserves for periodic payment annuities was estimated by discounting future expected cash flows at estimated market interest rates.

Derivative related assets and liabilities: Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant as of the reporting date. The values are determined by management using, a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available, principally for exchange-traded options. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Counterparty credit risk is considered in determining the fair value of a financial asset. SFAS No. 157 specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

26.  Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables and receivables held for sale have a high loan-to-value ratio. As discussed below, our receivable portfolio includes adjustable rate mortgage (“ARM”) loans, interest-only loans and stated income loans. We do not have any option ARM loans.

Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. The outstanding balance of our interest-only loans was $2.2 billion (2 percent of receivables, including receivables held for sale) and $4.1 billion (3 percent of receivables, including receivables held for sale) at December 31, 2008 and 2007, respectively. We no longer originate or acquire interest-only loans. Prior to our decision to cease operations, our Decision One mortgage operation offered interest-only loans largely for resale.

At December 31, 2008 and 2007, we had $13.4 billion and $18.5 billion, respectively, in ARM loans at our Consumer Lending and Mortgage Services businesses. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In 2007, we discontinued correspondent channel acquisitions and eliminated the small volume of ARM originations in our Consumer Lending business. Consequently, the percentage of adjustable rate real estate secured receivables will decrease significantly over time. The table below shows ARM loans that will experience their first interest rate reset in 2009. ARM loans with reset dates after 2009 are not significant.

	Outstanding
	Balance of	First Interest Rate
	ARM Loans	Reset in 2009(1)

	(in billions)

December 31, 2008	$13.4	$3.3
December 31, 2007	18.5	3.7

(1)	Based on original contractual reset date and the outstanding receivable levels at the end of each period.

Prior to 2007, we increased our portfolio of stated income loans. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. The outstanding balance of stated income loans in our real estate secured portfolio was $5.2 billion and $7.9 billion at December 31, 2008 and 2007, respectively. We no longer offer stated income loans.

Because we primarily lend to consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2008 and 2007. We lend nationwide and our receivables, including receivables held for sale, are distributed as follows at December 31, 2008:

Percent of Total
State/Region	Receivables

California	11%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	7
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	16
Southwest (AZ, AR, LA, NM, OK, TX)	11
Northeast (CT, ME, MA, NH, NY, RI, VT)	11

The following table reflects the percentage of consumer receivables by state, including receivables held for sale, which individually account for 5 percent or greater of our portfolio.

Percent of Total
State	Receivables

California	11%
Florida	7
New York	6
Texas	5
Ohio	5
Pennsylvania	5

27.  Subsequent Events

Consumer Lending Business

In late February 2009, the Boards of Directors of both HSBC Finance Corporation and HSBC authorized the discontinuation of new receivable originations for all products by our Consumer Lending business. We will continue to service and collect the existing receivable portfolio as it runs off, while continuing our efforts to reach out and assist mortgage customers utilizing appropriate modification and other account management programs to maximize collection and home preservation. All of our branch offices will cease taking new loan applications as soon as practical and substantially all branch offices will be closed as soon as all commitments to customers are satisfied. We expect to incur closure costs of approximately $180 million, predominantly related to one-time termination and other employee benefit costs, a substantial portion of which will be recorded in the first half of 2009.

In addition, we anticipate we will incur a non-cash charge of approximately $50 million relating to the impairment of fixed assets and other capitalized costs associated with our Consumer Lending branch network, also to be recognized during the first half of 2009.

Portfolio Sales

In January 2009, upon receipt of regulatory approval, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. The sales price was determined based on independent valuation opinions. We retained the customer account relationships for both the GM and UP Portfolios and by agreement will sell additional volume for new and existing accounts on a daily basis to HSBC Bank USA at fair market value and we will continue to service the receivables sold to HSBC Bank USA for a fee. In future periods, our net interest income, fee income and provision for credit losses for credit card receivables will be reduced, while other income will increase as a result of recording gains from continuing sales of GM and UP credit card receivables and receipt of servicing revenue on the portfolios from HSBC Bank USA.

In January 2009 upon receipt of regulatory approval, we also sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of $2.8 billion. The purchase price was based on an independent valuation opinion. We will continue to service these auto finance receivables for HSBC Bank USA for a fee. In future periods, our net interest income, fee income and provision for credit losses for auto finance receivables will be reduced, while other income will increase as a result of receipt of servicing revenue on these receivables from HSBC Bank USA.

In connection with the sale of the GM and UP Portfolios and the sale of auto finance receivables, we paid dividends of $1.1 billion to our immediate parent, HINO, relating to the capital associated with the receivables sold. This amount was contributed to HSBC USA Inc., the immediate parent of HSBC Bank USA, to provide capital support for the receivables purchased.

Upon receipt of regulatory approval for the sale of the auto finance receivables discussed above, we adopted charge-off and account management polices in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our entire auto finance receivable portfolio. Under the revised policy, the principal balance of auto loans in excess of the estimated net realizable value will be charged-off no later than the end of the month in which the auto loan becomes 120 days contractually delinquent. Additionally, auto loans subject to a bankruptcy will be charged-off at the earlier of (i) the end of the month 60 days after notice of filing and 60 days contractually delinquent, or (ii) the end of the month during which the loan becomes 120 days contractually delinquent. The adoption of FFIEC charge-off policies for our auto finance portfolio will result in a reduction to our net income in the first quarter of 2009 of $32 million.

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three	Three	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
				(in millions)

Finance and other interest income	$3,434	$3,691	$3,890	$4,109	$4,288	$4,406	$4,382	$4,430
Interest expense:
HSBC affiliates	259	249	264	255	211	192	181	192
Non-affiliates	1,172	1,243	1,314	1,518	1,678	1,732	1,743	1,782

Net interest income	2,003	2,199	2,312	2,336	2,399	2,482	2,458	2,456
Provision for credit losses	3,654	3,759	3,189	2,828	4,104	3,092	1,817	1,457

Net interest income (loss) after provision for credit losses	(1,651)	(1,560)	(877)	(492)	(1,705)	(610)	641	999

Other revenues:
Insurance revenue	97	107	108	105	106	127	118	116
Investment income	45	(20)	20	25	50	28	27	23
Derivative income (expense)	(367)	30	27	4	(22)	5	(42)	(9)
Gain (loss) on debt designated at fair value and related derivatives	1,136	1,705	(868)	1,187	739	514	(128)	145
Fee income	402	461	434	458	537	640	611	555
Enhancement services revenue	169	175	173	184	169	167	151	147
Taxpayer financial services income	2	10	7	149	31	(26)	3	239
Gain on receivable sales to HSBC affiliates	73	66	66	55	122	93	109	95
Servicing and other fees from HSBC affiliates	127	123	120	131	126	122	119	122
Other income	(335)	(128)	(147)	23	4	(9)	(68)	59

Total other revenues	1,349	2,529	(60)	2,321	1,862	1,661	900	1,492

Operating expenses:
Salaries and fringe benefits	319	485	434	442	500	515	523	548
Sales incentives	10	9	16	20	23	47	55	61
Occupancy and equipment expense	48	50	56	54	118	61	69	63
Other marketing expenses	67	72	87	128	142	157	214	214
Real estate owned expenses	77	74	65	126	186	96	20	31
Other servicing and administrative expenses	288	249	312	250	288	180	164	137
Support services from HSBC affiliates	257	251	252	269	292	281	281	268
Amortization of acquired intangibles	42	42	42	55	63	63	64	63
Policyholders’ benefits	44	51	52	52	47	64	56	64
Goodwill and other intangible asset impairment charges	329	-	-	-	3,632	881	-	-

Operating expenses	1,481	1,283	1,316	1,396	5,291	2,345	1,446	1,449

Income (loss) from continuing operations before income taxes	(1,783)	(314)	(2,253)	433	(5,134)	(1,294)	95	1,042
Income tax expense (benefit)	(462)	(90)	(802)	188	(1,112)	(188)	19	368

Income (loss) from continuing operations	(1,321)	(224)	(1,451)	245	(4,022)	(1,106)	76	674

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	5	(47)	17	19	(385)	13	(19)	(169)
Income tax expense (benefit)	6	-	11	9	1	9	(6)	(36)

Loss from discontinued operations	(1)	(47)	6	10	(386)	4	(13)	(133)

Net income	$(1,322)	$(271)	$(1,445)	$255	$(4,408)	$(1,102)	$63	$541

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2008.

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

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management concluded that as of December 31, 2008, HSBC Finance Corporation’s internal control over financial reporting was effective.

The effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by HSBC Finance Corporation’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 121, which expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2008.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Niall S. K. Booker, age 50 joined HSBC Finance Corporation’s Board in August 2007. Mr. Booker also serves as Chief Executive Officer of HSBC Finance Corporation since February 2008. He has been a Director of HSBC North America Holdings Inc. since February 2008 and Deputy Chief Executive Officer of HSBC North America Holdings Inc. since May 2008. Prior to that, he was Chief Operating Officer of HSBC North America Holdings Inc. from

February 2008. From April 2007 to February 2008 he was Chief Operating Officer of HSBC Finance Corporation and Group Executive of HSBC North America Holdings Inc. Mr. Booker was Deputy Chairman and Chief Executive Officer of HSBC Bank Middle East Limited from May 2006 to May 2007 and has served as a Group General Manager of HSBC since January 2004. Mr. Booker joined the HSBC Group in 1981 as an International Manager and has held several positions within the HSBC organization since acquiring extensive international experience and skills by building different businesses within various positions in the HSBC Group. Over the years, he has worked in retail banking in Brunei and the UK, syndicated loans and specialized finance in Hong Kong, banking operations in Abu Dhabi and Trade Finance and corporate banking in Japan. He led HSBC’s business in Thailand after the 1997 financial crises in Asia and in three tenures in the United States. Mr. Booker worked in Treasury, was responsible for the work out of assets for Concord Leasing and lastly, was CEO, International Private Banking, Americas. He went to India in July 2002 as Deputy Chief Executive Officer of The Hongkong and Shanghai Banking Corporation and took over as Chief Executive Officer and Country Head for HSBC in India, in November 2002.

Mr. Booker is a member of the Executive Committee.

Douglas J. Flint, age 53, joined HSBC Finance Corporation’s Board in February 2007. Since May 2008, Mr. Flint has served as a member of the Board of Directors of HSBC North America Holdings Inc. Mr. Flint serves as Group Finance Director with responsibility for investor relations, finance and tax at HSBC. He joined HSBC as an executive Director in 1995. Mr. Flint chaired the Financial Reporting Council’s review of the Turnbull Guidance on Internal Control, served on the Accounting Standards Board and the Standards Advisory Council of the International Accounting Standards Board from 2001 to 2004 and is a former partner of KPMG. He is a non-executive Director of BP plc since January 2005 and is a member of the Consultative Committee of the Large Business Advisory Board of HM Revenue & Customs.

Mr. Flint is the Non-Executive Chairman of the Board and an ex-officio (non-voting) member of the Audit Committee.

Robert K. Herdman, age 60, joined HSBC Finance Corporation’s Board in January 2004. Since March 2005, he has served as a member of the Board of Directors of HSBC North America Holdings Inc. Mr. Herdman is also on the Board of Directors of Cummins Inc. since February 2008. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001.

Mr. Herdman is Chair of the Audit Committee.

George A. Lorch, age 67, joined HSBC Finance Corporation’s Board in September 1994. He also serves as a member of the Board of Directors of HSBC North America Holdings Inc. From May 2000 until August 2000, Mr. Lorch served as Chairman, President and Chief Executive Officer of Armstrong Holdings Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of The Williams Companies, Inc., Autoliv, Inc. and Pfizer Inc.

Mr. Lorch is a member of the Executive and Audit Committees.

Brendan P. McDonagh, age 50, joined HSBC Finance Corporation’s Board in August 2007. Since February 2008, he has served as Chief Executive Officer and a member of the Board of Directors of HSBC North America Holdings Inc. In 2008 he was appointed as a Group Managing Director of HSBC Holdings plc and since August 2005, he has served as a Group General Manager of HSBC Holdings plc. He is a member of the HSBC Group Management Board. From February 2007 to February 2008 Mr. McDonagh served as Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc. Mr. McDonagh served as Chief Operating Officer of HSBC Finance Corporation prior to his appointment as Chief Executive Officer in February 2007. From September 2006 to February 2007, Mr. McDonagh held the title of Group Executive of HSBC Finance Corporation. From October 2004 to December 2006 he served as Chief Operating Officer of HSBC Bank USA. An international manager for the HSBC Group for more than twenty five years, Mr. McDonagh began his career with HSBC in 1979, completing various assignments throughout the world. In September 2002, he transferred to the United States to run the retail and commercial banking operations of HSBC Bank USA. Mr. McDonagh is a member of several U.S. and U.K. organizations including the Commercial Club of Chicago, the Chicago Council on Global Affairs, the Institute of Financial Services, the Chartered Management Institute, the Chicago Regional Board of the American Ireland Fund and USA Board of Co-operation Ireland. Mr. McDonagh is a past Chairman of the Consumer Bankers Association.

Samuel Minzberg, age 59, joined HSBC Finance Corporation’s Board in May 2008. He has been a Director of HSBC North America Holdings Inc. since March 2005. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. From January 1, 1998 to December 31, 2002, he was President and Chief Executive Officer of Claridge Inc., a management and holding company. Until December 31, 1997, Mr. Minzberg was a partner at the Montréal predecessor firm to Davies Ward Phillips & Vineberg LLP. Mr. Minzberg is currently a Director of HSBC Bank Canada, Reitmans (Canada) Limited, Quebecor Media Inc., and a Director and President of the Sir Mortimer B. Davis – Jewish General Hospital.

Mr. Minzberg is a member of the Audit Committee.

Beatriz R. Perez, age 39, joined HSBC Finance Corporation’s Board in May 2008. She has served on the Board of HSBC North America Holdings Inc. since April 2007. Ms. Perez has been employed by Coca-Cola since 1994. She became Senior Vice President, Integrated Marketing, for the North America Division of Coca-Cola in May 2007. Prior to her current position, Ms. Perez held the position of Vice President, Media, Sports and Entertainment Marketing from 2005 to 2007. From 1996 to 2005 Ms. Perez was Associate Brand Manager, Classic Coke. From 1996 to 2005, she held the positions Associate Brand Manager, Classic Coke, Sports Marketing and NASCAR Manager, Vice President of Sports, and Vice President Sports and Entertainment. Ms. Perez is active in the not-for-profit world. She is a board member of the Foundation Board of the Children Healthcare of Atlanta and of the Victory Junction Group Board. Ms. Perez is also the Vice-Chairman of the Grammy Foundation Board.

Ms. Perez is a member of the Audit Committee.

Larree M. Renda, age 50, joined HSBC Finance Corporation’s Board in September 2001. Since May 2008, she has served as a member of the Board of Directors of HSBC North America Holdings Inc. Ms. Renda has been employed by Safeway Inc. since 1974. She became Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. in November 2005. Prior to her current position she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations since 1999. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda is a member of the Retailing Initiative Advisory Board of the Wharton School of Business and serves as a Trustee on the National Joint Labor Management Committee. Additionally, she serves as first Vice-Chair on the Board of Directors for the California. Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association. She is also on the Board of Trustees for the University of Portland.

Ms. Renda is a member of the Executive and Audit Committees.

Executive Officers

Information regarding the executive officers of HSBC Finance Corporation as of March 2, 2009 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Andrew C. Armishaw	46	2008	Senior Executive Vice President and Chief Technology and Services Officer
Susan E. Artmann	54	2008	Executive Vice President – Taxpayer Financial Services
Niall S. K. Booker	50	2008	Chief Executive Officer
Patrick J. Burke	47	2008	Senior Executive Vice President and Chief Operating Officer – Card & Retail Services
Jon N. Couture	43	2007	Senior Executive Vice President – Human Resources
Patrick A. Cozza	53	2008	Senior Executive Vice President – Insurance
Thomas M. Detelich	52	2008	President – Consumer & Mortgage Lending
Mark C. Gunton	52	2009	Senior Executive Vice President, Chief Risk Officer
Susan B. Jewell	53	2008	Executive Vice President and General Counsel
William H. Kesler	57	2008	Executive Vice President and Treasurer
Loren C. Klug	48	2008	Executive Vice President – Strategy & Analysis – Corporate
Iain J. Mackay	47	2008	Senior Executive Vice President and Chief Financial Officer
John T. McGinnis	42	2008	Executive Vice President and Chief Accounting Officer
Walter G. Menezes	63	2008	President – Card & Retail Services and Auto Finance
Anthony J. Murphy	49	2007	Senior Executive Vice President – Strategy Implementation
Patrick D. Schwartz	51	2008	Executive Vice President, Deputy General Counsel and Corporate Secretary
Lisa M. Sodeika	45	2005	Executive Vice President – Corporate Affairs

Andrew C. Armishaw, Senior Executive Vice President and Chief Technology and Services Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. since May 2008. Chief Information Officer-North America of HSBC Finance Corporation and of HSBC North America Holdings Inc. from February 2008 to May 2008. From January 2004 to February 2008 he was Group Executive and Chief Information Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. From January 2001 to December 2003 Mr. Armishaw was Head of Global Resourcing for HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct. Mr. Armishaw is on the Board of the Chicago Horticultural Society.

Susan E. Artmann, Executive Vice President, Taxpayer Financial Services of HSBC Finance Corporation since November 2008. Since September 2008, Ms. Artmann has been the President of HSBC Taxpayer Financial Services Inc. and from September 2000 to September 2008 she was Chief Financial Officer (including Chief Credit Policy Officer from September 2000 to December 2005) of HSBC Taxpayer Financial Services Inc. Prior to that Ms. Artmann was National Director of Product Pricing and Profitability, Credit Risk Management and Credit Operations – Retail Services for Household International from July 1998 to August 2000. Ms. Artmann has held various positions within HSBC since joining HSBC in February 1985. Prior to joining HSBC, Ms. Artmann was an Auditor for Coopers & Lybrand. Since November 2007, Ms. Artmann has been on the Board of Directors of HSBC Trust Company (Delaware), N.A. Ms. Artmann sits on the Board of Trustees for the New Jersey Council for the Humanities.

Niall S. K. Booker, Director and Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc. See Directors for Mr. Booker’s biography.

Patrick J. Burke, Senior Executive Vice President and Chief Operating Officer – Card & Retail Services of HSBC Finance Corporation since February 2008. From December 2007 to February 2008 he was Managing Director – Card and Retail Services of HSBC Finance Corporation. He was Managing Director – Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Mr. Burke was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.

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

Patrick A. Cozza, Senior Executive Vice President – Insurance of HSBC Finance Corporation since February 2008. From April 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. He also serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Somerset Business Partnership, The American Council of Life Insurers and The American Bankers Insurance Association. Mr. Cozza serves as a board member and Chief Executive Officer and President of Household Life Insurance Company, First Central National Life Insurance Company and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation.

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

Mark C. Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation and HSBC North America Holdings Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide implementation of Basel II. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework. Mr. Gunton is on the following HSBC boards: HSBC Bank (Panama), S.A., Primer Banco Del Istmo, S.A., Grupo Financiero HSBC Honduras, HSBC Bank Argentina S.A., HSBC Bank Peru S.A., HSBC Colombia S.A. and Banco HSBC Nicaragua S.A.

Susan B. Jewell, Executive Vice President and General Counsel of HSBC Finance Corporation since February 2008. From December 2007 to February 2008 Ms. Jewell was General Counsel of HSBC Finance Corporation. In this role, she manages the legal function for the organization, which encompasses HSBC’s non-bank financial operations in the United States. Ms. Jewell has also been the Senior Vice President, General Counsel and Secretary of HSBC Bank Nevada, N.A. since May 2008. Ms. Jewell joined HSBC in 1983 and has held a variety of positions providing or managing legal support of the HSBC businesses.

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

Loren C. Klug, Executive Vice President – Strategy & Analysis – Corporate of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From March 2004 to January 2008 he was Managing Director – Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group plc’s global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.

Iain J. Mackay, Senior Executive Vice President and Chief Financial Officer of HSBC Finance Corporation since August 2008. Senior Executive Vice President of HSBC Finance Corporation and Senior Executive Vice President and Chief Financial Officer of HSBC North America Holdings Inc. since February 2008. From July 2007 to February 2008 he was Executive Vice President of HSBC Finance Corporation and Executive Vice President and Chief Financial Officer of HSBC North America Holdings Inc. Prior to joining HSBC, Mr. Mackay was Vice President and Chief Financial Officer of General Electric’s Healthcare Global Diagnostics Imaging Business since 2004. Mr. Mackay joined General Electric Company in 1996 where he held various positions until 2007. He is currently a Director of the University of Aberdeen Development Trust USA.

John T. McGinnis, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation since July 2008 and Executive Vice President and Controller of HSBC North America Holdings Inc. since March 2006. Mr. McGinnis is responsible for accounting and financial reporting for HSBC Finance Corporation. Prior to joining HSBC, Mr. McGinnis was a partner at Ernst & Young LLP. Mr. McGinnis worked for Ernst & Young from August 1989 to March 2006 and practiced in the Chicago, San Francisco and Toronto offices. At Ernst & Young, he specialized in serving large financial services and banking clients. He is a C.P.A. and a member of the American Institute of Certified Public Accountants. While in Toronto, Mr. McGinnis also became a Chartered Accountant (Canada).

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

Anthony J. Murphy, Senior Executive Vice President – Strategy Implementation of HSBC Finance Corporation and of HSBC North America Holdings Inc. since May 2008. Senior Executive Vice President — Portfolio Management of HSBC Finance Corporation and of HSBC North America Holdings Inc. from February 2007 to May 2008. Prior to his appointment to this position, Mr. Murphy was President and Chief Executive Officer of HSBC Securities (USA) Inc. and Chief Operating Officer of Global Banking and Markets (formerly known as CIBM Americas). He was also Co-Head of Corporate, Investment Banking and Markets of Global Banking and Markets since November 2004. Mr. Murphy has been with the HSBC Group since 1990. Prior to his appointment as Chief Executive Officer of HSBC Securities (USA) Inc. in April 2003, Mr. Murphy served as Chief Strategic Officer of Global Banking and Markets from 2000. Prior to that assignment, he was Head of Market Risk Management for HSBC Bank plc and HSBC Investment Bank in London from 1996.

Patrick D. Schwartz, Executive Vice President, Deputy General Counsel and Corporate Secretary of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. Since August 2007, Mr. Schwartz has been the Senior Vice President and Secretary of HSBC USA Inc., and from August 2007 to February 2008 he was Vice President, Deputy General Counsel – Corporate and Corporate Secretary of HSBC Finance Corporation and Assistant General Counsel – Corporate, Chief Governance Officer and Corporate Secretary of HSBC North America Holdings Inc. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America Holdings Inc. with respect to corporate transactions, securities issuance and compliance, and corporate governance matters. Since joining HSBC in 1993, Mr. Schwartz has held various positions providing or managing legal support of securities law, asset-backed funding, public financial reporting and corporate governance, as well as serving as General Counsel to the Mortgage Services operations from 2000 to 2001.

Lisa M. Sodeika, Executive Vice President – Corporate Affairs of HSBC Finance Corporation since July 2005 and of HSBC North America Holdings Inc. since June 2005. Ms. Sodeika directs HSBC North America’s public affairs, employee communications, government relations, consumer affairs, community development and philanthropic activities. From January 2003 to June 2005 Ms. Sodeika was Senior Vice President – Corporate Affairs and Vice President – Consumer Affairs. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in the consumer finance and retail services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika served as member, vice chair, and then chairperson of the Federal Reserve Board’s Consumer Advisory Council from 2005 to 2007. Ms. Sodeika is also a board member of Junior Achievement USA.

Corporate Governance

Board of Directors – Committees and Charters

The Board of Directors of HSBC Finance Corporation has two standing committees: the Audit Committee and the Executive Committee. The charters of the above-mentioned committees, as well as our Corporate Governance Standards, are available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Audit Committee

The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC Finance Corporation’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The Audit Committee is currently comprised of the following independent Directors (as defined by HSBC Finance Corporation’s Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), George A. Lorch, Samuel Minzberg, Beatriz R. Perez and Larree M. Renda. In addition, Douglas J. Flint, Group Finance Director of HSBC, is a non-voting member of the Audit Committee. The Board has determined that each of these individuals is financially literate. The Board of Directors has determined that Robert K. Herdman qualifies as an Audit Committee financial expert.

Executive Committee

The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HSBC Finance Corporation’s business and affairs during the intervals between meetings of the Board of Directors. Niall S. K. Booker, George A. Lorch and Larree M. Renda are members of the Executive Committee.

Other Committees

In an effort to facilitate the concurrent operation of the Board of Directors meetings for HSBC Finance Corporation’s North American affiliates and to streamline the process of organizing and managing the meetings, HBSC Finance Corporation’s Board of Directors agreed to restructure the composition of its committees. As a result, both the Compensation Committee and the Nominating & Governance Committee were dissolved effective May 1, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than ten percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the 6.36% Series B Preferred Stock of HSBC Finance Corporation, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers and determined that with the exception of the report listed below, no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2008 fiscal year, except a Director, Larree Renda, disposed of 1,600 depositary shares of 6.36% Series B Preferred Stock of HSBC Finance Corporation on October 30, 2008 and failed to file a Form 4 reporting that sale on a timely basis.

Code of Ethics

HSBC Finance Corporation’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC Finance Corporation also has a general code of ethics applicable to all employees that is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.hsbcusa.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2008 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC Finance Corporation’s executive officers in 2008. Specific compensation information relating to HSBC Finance Corporation’s Chief Executive Officer (the “HSBC Finance Corporation CEO”), Chief Financial Officer and the next three most highly compensated executives is contained in this portion of the Form 10-K (these officers are referred to collectively as the “Named Executive Officers”).

Oversight of Compensation Decisions

Role of HSBC Holdings plc’s Remuneration Committee and HSBC CEO

The Board of Directors of HSBC Holdings plc (“HSBC“) has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) for the purpose of approving the remuneration policy of HSBC and for agreeing to the individual remuneration packages of the most senior HSBC executives. This includes HSBC’s Executive Directors, Group Managing Directors and Group General Managers, as well as any individual whose annual compensation exceeds GBP1.5 million (approximately $2.4 million). REMCO also has responsibility for the terms of bonus plans, share plans and other long-term incentive plans.

As an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”), HSBC Finance Corporation is subject to the remuneration policy established by HSBC, and the HSBC Finance Corporation CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. Unless an executive is a “senior executive” or has annual total compensation exceeding GBP1.5 million (approximately $2.4 million) then REMCO delegates its authority for endorsement of base salaries and annual cash incentive awards to Michael F. Geoghegan, the HSBC Group Chief Executive (the “HSBC CEO”). Pursuant to a further delegation of authority from the HSBC CEO, on February 21, 2008, Brendan P. McDonagh was appointed CEO of HSBC North America (the “HSBC North America CEO”), and now has oversight and recommendation responsibility for the North American region, including HSBC Finance Corporation. Prior to February 21, 2008, Mr. McDonagh served as Chief Executive Officer of HSBC Finance Corporation and as Chief Operating Officer of HSBC North America Mr. Niall S. K. Booker served as Chief Operating Officer of HSBC Finance Corporation until his appointment as Chief Executive Officer of HSBC Finance Corporation in February 2008. On May 1, 2008, Mr. Booker assumed the additional responsibilities of the Deputy Chief Executive Officer of HSBC North America.

The members of REMCO throughout 2008 were Sir Mark Moody-Stuart (Chairman), G. Morgan, and J.D. Coombe. At the conclusion of the Annual General Meeting on May 30, 2008, W. S. D. Laidlaw became a member of REMCO. All REMCO members are non-executive directors of HSBC. Deloitte LLP and Mercer Limited provided independent advice on executive compensation issues during the year. Towers Perrin provides compensation data to REMCO.

Role of HSBC Finance Corporation’s Compensation Committee and Senior Management

As discussed in the section of this Form 10-K entitled Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance, the Compensation Committee of the Board of Directors of HSBC Finance Corporation (the “Compensation Committee”) was dissolved effective May 1, 2008. The Compensation Committee did not play a role in setting compensation for HSBC Finance Corporation’s executive officers for 2008.

In February 2008, Mr. McDonagh, the HSBC Finance Corporation CEO, reviewed the compensation packages for Messrs. Booker, Mackay, Menezes, Detelich, Armishaw and Ms. Sibblies and recommended base salaries for 2008 and performance-based cash awards and equity-based long-term incentive awards for 2007 performance awarded in 2008. The recommendations were submitted to HSBC’s Group Managing Director of Human Resources for submission to the HSBC CEO. In the case of Messrs. McDonagh, Booker, Menezes and Detelich the HSBC CEO recommended the final remuneration to REMCO and REMCO approved the recommendations.

In February 2009 the HSBC CEO reviewed the 2008 total compensation recommendations provided by the HSBC North America CEO in consultation with HSBC’s Group Managing Director of Human Resources, for Mr. Booker, including variable pay awards relating to 2008 performance, and forwarded the recommendation to REMCO for endorsement. In addition, the HSBC North America CEO reviewed the 2008 total compensation recommendations from HSBC Finance Corporation’s CEO with respect to Messrs. Mackay, Menezes, Detelich and Armishaw, with HSBC’s Group Managing Director of Human Resources. The HSBC North America CEO then forwarded the compensation proposals for these named executives to the HSBC CEO for review and approval. The total compensation review includes year over year comparison for individual executives, together with comparative competitor information from Towers Perrin based on a “Comparator Group” which is comprised of both U.S.-based organizations and our global peers with comparable business operations located within U.S. borders. Most of these organizations are publicly held companies that compete with us for business, customers and executive talent. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives. The Comparator Group for 2008 consisted of:

American Express Company Barclays	Bank of America Corporation BNP Paribas
Capital One Financial	Citigroup, Inc.
Countrywide Financial Corporation	FifthThird Bancorp
Deutsche Bank	National City Corporation
Royal Bank of Scotland	Standard Chartered
PNC Bank	Regions Bank
Washington Mutual	Suntrust
Santander	UBS
US Bancorp	Wachovia Corporation
Wells Fargo & Company

Comparator Group market data was referenced by the HSBC CEO to evaluate the competitiveness of proposed executive compensation. As determination of the variable pay awards relative to 2008 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2008, the final determination on total 2008 compensation was not made until February 2009. To make that evaluation, the HSBC CEO and the HSBC North America CEO received reports from management concerning satisfaction of 2008 corporate, business unit and individual objectives as more fully described below. REMCO, the HSBC CEO or the HSBC North America CEO, as appropriate, approved or revised the original recommendations.

Objectives of HSBC Finance Corporation’s Compensation Program

HSBC Finance Corporation’s compensation program is based upon the specific direction of HSBC management and REMCO as HSBC seeks to implement a uniform compensation philosophy, by employing common standards and practices throughout HSBC’s global operation.

A global reward strategy for HSBC was approved by REMCO in November 2007. This strategy provided a framework for REMCO in carrying out its responsibilities during the year and includes the following key elements:

•	An assessment of reward with reference to clear and relevant objectives set within a balanced scorecard framework. This framework facilitates a rounded approach to objective setting. Under this framework, objectives are set under four categories – Financial, Process (including risk mitigation), Customer and People. While the achievement of financial objectives is very important, the other objectives relating to efficiency and risk mitigation, customer development and the productivity of HSBC’s human capital are also key to financial performance and the development and sustainability of HSBC over the short and medium term;
•	A focus on total compensation (salary, bonus and the value of long-term incentives) with variable pay (namely cash bonus and the value of long-term equity incentives) differentiated by performance;
•	The use of considered discretion to assess the extent to which performance has been achieved rather than applying a formulaic approach which, by its nature, may encourage inappropriate risk taking and cannot cover all scenarios;
•	Delivery of a significant proportion of variable pay in deferred HSBC shares to tie recipients to the future performance of HSBC and to retain key talent; and
•	A total remuneration package (salary, bonus, long-term incentive awards and other benefits) which is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

REMCO also takes into account environmental, social and governance aspects when determining executive officers’ remuneration and oversees senior management incentive structures to ensure that such structures take account of possible inadvertent consequences from these aspects.

Internal Equity

HSBC Finance Corporation’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources at the macro level globally to ensure equitable treatment across countries, business lines and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective comparator group.

Link to Company Performance

Our compensation plans are designed to motivate our executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in determining the amount of discretionary annual bonus to be paid part in cash and part in HSBC equity-based awards granted each year.

We seek to offer competitive base salaries with a significant portion of variable compensation components determined by measuring performance of the executive, his or her respective business unit, HSBC Finance Corporation and HSBC. The discretionary cash awards are based on individual and business performance, as more fully described under Elements of Compensation – Annual Discretionary Bonus Awards, emphasizing revenue growth, profits and other key financial performance measures.

In 2005, HSBC began to award long-term incentive share awards, called “Restricted Shares” to HSBC Finance Corporation executives which vest on a specified date if the executive remains employed through that date and “Performance Shares” which require continued employment and satisfaction of corporate level financial performance conditions, as measured against the global peer group (in certain instances), to reinforce a long-term focus on HSBC’s business strategy and to deliver value to its shareholders.

Competitive Compensation Levels and Benchmarking

HSBC Finance Corporation endeavors to maintain a compensation program that is competitive, generally targeting the 50th percentile for base salary, but utilizing the full market range for total compensation received by similarly situated executives in our Comparator Group. Executives may be rewarded with higher levels of compensation for differentiated performance.

We review the members of our Comparator Group annually with input from our executive compensation consultants at Towers Perrin, adding or subtracting companies as necessary to ensure the remaining companies in the group are representative of our industry, and compare to us in relative size and complexity of business operations. In addition, because comparative compensation information is as of a point in time, we also take into consideration current forecasts and trend information provided by Towers Perrin.

When making compensation decisions, we look at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but is not the determining factor in our executive compensation decisions. The purpose of the comparison is not to supplant the analyses of internal pay equity and individual performance of the executive officers that we consider when making compensation decisions, but to provide a reference point. Given the limitations of comparative pay information for setting individual executive compensation, including the difficulty of valuing equity awards and post-employment arrangements, as well as the fact that it is static and provides only a point in time view, the HSBC CEO may decide not to place much weight in the use of the comparative compensation information in making compensation decisions.

The comparative compensation information is just one of several data points used. The HSBC North America CEO and the HSBC Finance Corporation CEO also exercise judgment and discretion in recommending executive compensation packages. We have a strong orientation to pay for performance through variable pay. Consequently, total compensation is highly leveraged with the greatest portion of compensation received as variable pay. Actual compensation paid will increase or decrease based on the executive’s individual performance and business results.

HSBC and HSBC Finance Corporation research the types of compensation programs provided by other companies, marketplace compensation trends, marketplace practices regarding compensation mix, stock vesting terms, equity ownership levels, the amount of compensation that is derived from equity incentives and the benefits provided to executives. HSBC and HSBC Finance Corporation also research different aspects of performance, including the relationship between performance and compensation, a comparison of HSBC Finance Corporation’s historical performance to our Comparator Group and types of performance measures that are used by other companies for their annual and long-term incentive programs.

Elements of Compensation

The primary elements of executive compensation are base salary and annual discretionary bonus awards paid in cash and as long-term equity-based awards. While the base salary is generally fixed and not subject to fluctuation, the size of the cash award and amount of equity compensation an individual receives is discretionary. HSBC conducts an internal comparison of its executives globally, and then compares business performance relative to the Comparator Group. Base salary and variable compensation are sized within the context of a total compensation package that is intended to be appropriately market competitive in the U.S. for U.S. executives.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

In establishing executive compensation packages, remuneration under each element is based on the level of responsibility and individual contribution of the executive, business unit performance and overall results. For the 2008 process, we applied a year-over-year comparison and determined to hold fixed costs such as salary at 2007 levels, and reduce variable pay to align with overall reduced business performance.

Base Salary

Base salary helps HSBC attract and retain superior executive talent because it provides a degree of financial certainty since it is less subject to risk than most other pay elements. In establishing individual executive salary levels, consideration is given to market pay, the specific responsibilities and experience of the Named Executive Officer. Base salary is reviewed annually and may increase based on changes in the competitive market. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in HSBC Finance Corporation’s Comparator Group, targeting the 50th percentile, which, when combined with significant variable compensation opportunities, enables HSBC Finance Corporation to attract and retain high performing executives. In addition, other factors such as potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.

Annual salary increases must be accommodated within the annual operating plan for the business globally. Accordingly, salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Proposals for salary increases are referenced to local market rates, where available.

In 2008 salaries were reviewed and management determined that the market did not warrant any adjustments.

Annual Discretionary Bonus Awards

Annual discretionary bonus awards will likely vary from year to year and are offered as part of the total compensation package to named executive officers to motivate and reward outstanding performance. The awards also offer senior management the opportunity to apply discretion and judgment in determining awards rather than applying a formulaic approach that can result in inappropriate risk taking, consideration of results not necessarily attributable to the individual executive and an inability to consider all factors affecting results. In addition, environmental factors and strategic organizational goals that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, annual awards may be reduced or canceled.

Performance objectives are established considering prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC Finance Corporation’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders.

The quantitative objectives may include meeting designated financial performance targets for the company or the executive’s respective business unit and increasing employee engagement. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. For 2008, HSBC Finance Corporation’s qualitative objectives included process improvements and improving customer experience. Each Named Executive Officer was evaluated against his or her respective individual objectives in each of these areas. Quantitative and qualitative objectives provided some guidance with respect to 2008 compensation; however, in keeping with HSBC’s compensation strategy, discretion played a much more prominent role in establishing the variable pay awards for HSBC Finance Corporation’s senior executives than in previous years.

Although financial performance was down in 2008 from 2007, we believe the foresight, strategic planning and rapid response of our executive officers helped to preserve and protect HSBC’s interests and that of our shareholders. Employee engagement scores rose, and the business made significant process improvements. Therefore, bonuses were recommended, although at significantly reduced levels, and approved to be awarded to Messrs. McDonagh, Booker and each of the other four Named Executive Officers. A substantial portion of each award has been deferred by awarding restricted stock units, subject to a three-year vesting period.

Long-term Equity Awards

Long-term awards are made in the form of equity-based compensation. The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC Finance Corporation’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, equity awards were made in the form of stock options and restricted share grants. Prior to 2005, options on HSBC ordinary shares were granted to certain executives and restricted shares to others. Awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. Options without a performance condition typically vest in three, four or five equal installments, subject to continued employment, and expire ten years from the grant date. However, certain options awarded to key executives had a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options have been granted to executive officers since 2005 as HSBC shifted to Restricted Share and Performance Share grants (each defined below) for equity-based compensation.

Awarding Restricted Shares is currently the form of long-term incentive compensation utilized to compensate and provide incentive to our employees. When Restricted Shares are granted to an executive officer, the underlying shares are held in a trust for the benefit of the employee and are released only after the defined vesting conditions are met at the end of the holding period. While in such trust, dividend equivalents are paid on all underlying shares of restricted stock at the same rate paid to ordinary shareholders. The dividend equivalents are paid in the form of additional shares for awards made after 2004 and in cash for all prior awards. There have been two types of long-term incentive share awards used by HSBC: (i) those with a time vesting condition awarded to recognize significant contributions to HSBC Finance Corporation (“Restricted Shares”) and (ii) those with time and corporate performance-based vesting conditions (“Performance Shares”). Starting in 2009, units of Restricted Shares (“Restricted Share Units”) are another type of long-term incentive award now being used by HSBC.

Restricted Shares and Restricted Share Units

Restricted Shares have been awarded to key executives as part of the annual pay review process in recognition of past performance and to further motivate and retain executives. Restricted Share awards comprise a number of shares to which the employee will become entitled, normally after three years, subject to the individual remaining in employment. The size of the 2008 grants to the Named Executive Officers reflects the fact that these awards do not carry the uncertainty of performance conditions for future vesting. The amount granted is based on general guidelines reviewed each year by HSBC’s CEO and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth. In March 2008, HSBC Finance Corporation’s Named Executive Officers received Restricted Share awards for 2007 performance. For Messrs. McDonagh and Booker, the Restricted Shares received represented a portion of their discretionary bonus award.

In March 2009, certain HSBC Finance Corporation executives will be awarded Restricted Share Units for 2008 performance. This reflects the objectives of the compensation program to deliver a substantial portion of the variable pay in a form of deferred compensation. For Messrs. McDonagh and Booker, the Restricted Share Units will represent 69.3% and 64.3%, of their total variable pay awards, respectively. Messrs. Mackay, Menezes, Detelich, and Armishaw will each receive 52.2%, 61.2%, 52.9% and 58.4%, respectively, in Restricted Share Units as a percent of their total variable pay awards.

Performance Shares

Performance Shares which were awarded in 2005 and 2006 to key executives, were awarded with payout dependent upon achievement of defined levels of future performance of HSBC. Vesting of the awards is based on two independent measures, relative Total Shareholder Return (“TSR”) and growth in Earnings per Share (“EPS”). The performance conditions are measured over a three-year performance period and awards are forfeited to the extent that they have not been met. The vesting of 50% of the awards is based on TSR and the remaining 50% on growth in EPS. The TSR measure for HSBC is ranked against a comparator group. The comparator group of 28 banks for the

TSR award comprises the largest banks in the world, on the basis of their market capitalization, their geographic spread and the nature of their activities:

ABN AMRO(1)	Mitsubishi UFJ Financial Group(2)
Banco Santander	Mizuho Financial Group
Bank of America	Morgan Stanley
Bank of New York	National Australia Bank
Barclays	Royal Bank of Canada
BBVA	Royal Bank of Scotland
BNP Paribas	Societe Generale
Citigroup	Standard Chartered
Credit Agricole	UBS
Credit Suisse Group	UniCredito Italiano
Deutsche Bank	US Bancorp
HBOS(1)	Wachovia(1)
JP Morgan Chase	Wells Fargo
Lloyds Banking Group	Westpac Banking Corporation

(1)	ABN AMRO, HBOS and Wachovia have delisted since the start of the performance period for the 2006 and 2007 awards. These comparators have been replaced from the point of delisting by Fortis, Commonwealth Bank of Australia and Toronto Dominion Bank, respectively.

(2)	Mitsubishi UFJ Financial Group, Inc. was previously known as Mitsubishi Tokyo Financial Group prior to the acquisition of UFJ Holdings on October 1, 2005.

The extent to which the TSR award will vest will be determined on a sliding scale from 0 to 100% based on HSBC’s relative TSR ranking, measured over the three years, against the comparator group. No portion of the award may vest if HSBC’s TSR is lower than 14 of the comparator group.

The EPS measure comprises 50% of each Performance Share award. The percentage of the conditional award vesting will depend upon the absolute growth in EPS achieved over three years. Thirty percent of the shares will vest if the incremental EPS over three years is 24% or more of EPS in the year the award was made (the “base year”). The percentage of shares vesting will rise on a straight line proportionate basis to 100% if HSBC’s incremental EPS over the three years is 52% or more of EPS in the base year. Incremental EPS is calculated by expressing as a percentage of the EPS of the base year the difference each year of the three-year performance period between the EPS of that year and the EPS of the base year. These percentages are then aggregated to arrive at the total incremental EPS for the performance period.

In April 2008, performance tests were conducted on Performance Shares granted in 2003 and 2005. The 2003 Performance Shares were conditioned upon TSR against a comparator group established at the time of the award. The performance test failed and the shares were lapsed. The 2005 Performance Shares were conditioned 50% upon TSR against a comparator group established at the time of the award, and 50% upon EPS growth over the three-year performance period on an absolute basis. The TSR performance test failed, but the EPS performance test passed. Therefore, 50% of the award lapsed, and 50% of the award was vested and distributed.

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

No Performance Shares will be awarded to HSBC Finance Corporation executive officers for 2008 performance.

Perquisites

HSBC Finance Corporation’s philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect HSBC Finance Corporation and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of compensation, except as described below.

Messrs. McDonagh and Booker participate in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to HSBC’s international staff executives. Compensation packages for international staff executives are modeled to be competitive globally and within the country of assignment, and attractive to the executive in relation to the significant commitment he/she must make in connection with a global posting. The additional benefits and perquisites that were significant when compared to other compensation received by other executive officers of HSBC Finance Corporation consist of housing expenses, children’s education costs, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-placed HSBC international staff executives who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits are further described below in the Summary Compensation Table.

Retirement Benefits

HSBC North America offers a pension retirement plan in which HSBC Finance Corporation executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with similar dates of hire. However, both qualified and non-qualified defined benefit plans are maintained so that the level of pension benefit may be continued without regard to certain Internal Revenue Service limits. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, where such employees can elect to defer the receipt of earned compensation to a future date. We also maintain a qualified 401(k) plan with company matching contributions. HSBC Finance Corporation also provides its executives and other highly compensated employees with the opportunity to participate in a non-qualified deferred compensation plan that provides a benefit measured by a company contribution that on certain compensation exceeding Internal Revenue Code limits. As international managers, Messrs. McDonagh and Booker are accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Additional information concerning this plan is contained below in this 2008 CD&A in the table entitled Pension Benefits. HSBC Finance Corporation does not pay any above-market or preferential interest in connection with deferred amounts.

Employment Contracts and Severance Protection

There are no employment agreements between HSBC Finance Corporation and its executive officers. However, Mr. Menezes has an agreement that only provides additional severance benefits upon a change in control of HSBC Finance Corporation. The terms of Mr. Menezes’ agreement are as follow:

Mr. Menezes has an employment protection agreement pursuant to which if, during the 18 month period following a change in control of HSBC Finance Corporation, Mr. Menezes’ employment is terminated due to a “qualifying termination” (which includes a termination other than for “cause” or disability, or resignation by Mr. Menezes for “good reason”), he will be entitled to receive a cash payment consisting of:

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

Also, Ms. Sibblies has a separation agreement with HSBC North America. On August 1, 2008, Ms. Sibblies resigned as the Chief Financial Officer of HSBC Finance Corporation. Until that time, she participated in the same programs and generally received compensation based on the same factors as the other executive officers. Upon Ms. Sibblies’ resignation, a separation agreement was entered into on August 25, 2008 between Ms. Sibblies and HSBC North America, as sponsor of the HSBC North America (U.S.) Severance Pay Plan.

Pursuant to the separation agreement, Ms. Sibblies received $7,692, representing all base salary earned but unpaid as of August 1, 2008, and $7,431 in respect of vacation earned but not taken prior to her departure. In addition, Ms. Sibblies was entitled to receive $895,667 by November 3, 2008, reflecting all compensation Ms. Sibblies would have been reasonably entitled to for the period ending August 15, 2009.

Pursuant to the separation agreement, Ms. Sibblies was entitled to continued medical coverage until the end of August 2008. She had the option to then continue her existing medical, dental and vision coverage for a period of up to eighteen months under COBRA until such time as Ms. Sibblies became eligible to participate in similar plans or policies of another employer. If she elected to continue medical coverage under COBRA, the premium would be waived for the first three months and Ms. Sibblies would receive an additional payment of $2,868.39, representing nine months of COBRA premiums. Any achievement shares were to vest pro-rata as of August 1, 2008 based on the number of completed months of service since the award date, divided by thirty-six and any unvested shares were forfeited. Restricted stock granted on December 7, 2004 was to be released in full to Ms. Sibblies as soon as possible after August 1, 2008.

Ms. Sibblies’ separation agreement contained a non-solicitation provision that stated that, subject to some exceptions, during the one-year period starting August 1, 2008, Ms. Sibblies would not solicit to hire any employee of HSBC North America or its affiliates in order to join any company or organization in which she had an interest, financially or otherwise.

Repricing of Stock Options and Timing of Option Grants

For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a stock purchase plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or approximately $500) each month for one, three or five years under its Sharesave Plan. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for such options is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HSBC Finance Corporation does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC Finance Corporation nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation

While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in HSBC’s Share Plan, were established by vote of HSBC’s shareholders in 2005.

Accounting Considerations

We account for all of our stock-based compensation awards including share options, Restricted Share awards and the employee stock purchase plan using the fair value method of accounting under Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123(R )”).

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

Compensation of Officers Reported in the Summary Compensation Table

In determining compensation for each of our executives, senior management, the HSBC CEO and REMCO carefully considered the individual contributions of each executive and actions taken to protect HSBC’s interests and those of our shareholders. The relevant comparisons considered for each of them were year over year company performance relative to year over year total compensation, together with current trends in the market place. Another consideration was the current positioning of the executive and the role he or she would be expected to fulfill in the current challenging business environment and global credit crisis. We believe incentives and rewards play a critical role, and that outstanding leadership buttressed by results must be recognized. Consequently, variable pay recommendations were put forth for our executives to ensure HSBC Finance Corporation’s continued financial health, growth and success. The HSBC CEO then forwarded his recommendations to REMCO and REMCO endorsed the final awards as indicated below.

VARIABLE COMPENSATION

									Year over
	Base Salary		Discretionary Annual Bonus		Long Term Equity Award		Total Compensation		Year %
	2007	2008	2007	2008	2007	2008	2007	2008	Change

Niall S.K. Booker***	$374,053*	720,011	$1,161,035	431,800	$1,209,666	777,200	$2,744,754	1,929,011	(29.7)%
Chief Executive Officer

Brendan P. McDonagh***	643,287	734,490	1,641,173	460,000	1,701,288	1,040,000	3,985,748	2,234,490	(43.9)%
Former Chief Executive Officer

Iain J. Mackay	650,000	650,000	650,000	430,000	600,000	470,000	1,900,000	1,550,000	(18.4)%
Senior Executive Vice President and Chief Financial Officer

Beverley A. Sibblies	N/A**		N/A		N/A		N/A		N/A
Former Executive Vice President and Chief Financial Officer

Thomas M. Detelich	650,000	650,000	520,000	330,000	0	370,000	1,170,000	1,350,000	(13.3)%
President – Consumer & Mortgage Lending

Walter G. Menezes	650,000	650,000	940,000	392,400	900,000	619,600	2,490,000	1,662,000	(33.3)%
President – Card & Retail Services and Auto Finance

Andrew C. Armishaw	450,000	450,000	900,000	372,500	350,000	372,500	1,700,000	1,195,000	(29.7)%
Senior Executive Vice President and Chief Technology and Services Officer

*	Mr. Booker was Chief Operating Officer of HSBC Finance Corporation commencing in April 2007 and did not commence his services as Chief Executive Officer of HSBC Finance Corporation until February 2008.

**	Due to Ms. Sibblies’ departure on August 1, 2008 from HSBC Finance Corporation and terms of her separation agreement which are described herein, this table is inapplicable to an understanding of the determination of her compensation for 2008.

***	Messrs. Booker’s and McDonagh’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). Because the value of the U.S. dollar decreased against the SDR in 2008, due to the exchange rate, it appears as though their base salaries were increased, when, in fact, they were not.

Compensation Committee Interlocks and Insider Participation

In prior years, the Compensation Committee assisted the Board of Directors in discharging its responsibilities related to the compensation of the HSBC Finance Corporation CEO, other officers of HSBC Finance Corporation holding a title of executive vice president and above and such other officers as were designated by the Board of Directors. As described in the 2008 CD&A, the Compensation Committee was dissolved on May 1, 2008, and neither the Board of Directors nor the Compensation Committee played a role in establishing remuneration policy or determining executive officer compensation for 2008. Prior to its dissolution, the Compensation Committee was comprised of George A. Lorch (Chair), William R.P. Dalton and Cyrus F. Freidheim, Jr., none of whom was ever an employee or officer of HSBC Finance Corporation.

As described in the 2008 CD&A, HSBC Finance Corporation is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above. The HSBC Finance Corporation CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. In 2008, the HSBC Finance Corporation CEO made recommendations to the HSBC North America CEO with respect to the compensation of HSBC Finance Corporation’s four other Named Executive Officers. Neither the Compensation Committee nor the Board of Directors engaged in deliberations for the purpose of determining executive officer compensation in 2008.

Compensation Committee Report

As described in the Compensation Discussion and Analysis (“2008 CD&A”), the Compensation Committee was dissolved on May 1, 2008, and neither the Board of Directors nor the Compensation Committee played a role in establishing remuneration policy or determining executive officer compensation for 2008. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2008 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2008 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive compensation in 2008. HSBC Finance Corporation senior management has advised us that they believe the 2008 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2008 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC Finance Corporation
Niall S.K. Booker
Douglas J. Flint
Robert K. Herdman
George A. Lorch
Brendan P. McDonagh
Samuel Minzberg
Beatriz R. Perez
Larree M. Renda

Executive Compensation

The following tables and narrative text discuss the compensation awarded to, earned by or paid to (i) Mr. Brendan P. McDonagh, who served as our Chief Executive Officer until February 2008, (ii) Mr. Niall S. K. Booker, who has served as our Chief Executive Officer since February 2008, (iii) Ms. Beverley A. Sibblies, who served as Executive Vice President and Chief Financial Officer until August 2008, (iv) Mr. Iain J. Mackay who has served as Senior Executive Vice President and Chief Financial Officer since August 2008 and (v) our three other most highly compensated executive officers who served as executive officers, all as of December 31, 2008.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
principal position	Year	Salary	Bonus(2)	Awards(3)	Awards(4)	Compensation	Earnings(5)	Compensation(6)	Total

Niall S. K. Booker(1)(7)(9)(10)	2008	$720,011	$431,800	$627,023	$—	$—	$0	$468,678	$2,247,512
Chief Executive Officer	2007	374,053	1,161,035	869,941	—	—	579,077	346,700	3,330,806
Brendan P. McDonagh(1)(7)	2008	$734,490	$460,000	$814,572	$—	$—	$0	$647,990	$2,657,052
Former Chief Executive	2007	643,287	1,641,173	938,756	—	—	479,374	924,943	4,627,533
Officer	2006	676,553	—	272,515	—	710,444	488,925	635,401	2,783,838
Iain J. Mackay(9)	2008	$650,000	$430,000	$663,131	$—	$—	$45,359	$17,688	$1,806,178
Senior Executive Vice President and Chief Financial Officer
Beverley A. Sibblies(8)	2008	$253,846	$—	$934,303	$—	$—	$12,820	$943,128	$2,144,097
Former Executive Vice	2007	396,154	—	498,259	—	304,000	20,376	60,493	1,279,282
President and Chief Financial Officer	2006	375,000	—	216,824	—	543,750	17,269	54,303	1,207,146
Thomas M. Detelich	2008	$650,000	$330,000	$1,226,924	$—	$—	$190,402	$92,081	$2,489,407
President — Consumer &	2007	650,000	—	2,775,965	247,265	520,000	321,566	174,906	4,689,702
Mortgage Lending	2006	650,000	2,000,000	2,069,519	787,646	—	1,158,293	162,774	6,828,232
Walter G. Menezes	2008	$650,000	$392,400	$1,620,345	$—	$—	$781,596	$96,400	$3,540,741
President — Card & Retail	2007	650,000	—	1,965,709	204,326	940,000	994,560	162,386	4,916,981
Services and Auto Finance	2006	642,308	2,000,000	1,476,173	394,302	—	1,311,749	151,568	5,976,100
Andrew C. Armishaw(9)	2008	$450,000	$372,500	$548,996	$—	$—	$30,461	$85,229	$1,487,186
Senior Executive Vice President and Chief Technology and Services Officer

(1)	Messrs. Booker’s and McDonagh’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). Because the value of the U.S. dollar decreased against the SDR in 2008, due to the exchange, it appears as though their salaries were increased, when, in fact, they were not. Also, due to Messrs. Booker’s and McDonagh’s positions with HSBC, their bonus levels additionally reflect their HSBC management positions.

(2)	The amounts disclosed represent the discretionary cash bonus relating to 2008 performance but paid in February 2009.

(3)	Reflects the amounts of compensation expense amortized in 2008 for accounting purposes under FAS 123R for outstanding restricted stock grants made in the years 2003 through 2008. A portion of the expense reflected for Messrs. Booker, McDonagh, Detelich, Menezes and Armishaw relates to Performance Shares granted in 2006 that will vest in whole or in part three years from the date of grant if all or some of the performance conditions are met as described in the Performance Shares section of the 2008 CD&A. HSBC Finance Corporation records expense over the three-year period based on the fair value, which is 100 percent of the face value on the date of the award. The remaining grants are non-performance-based awards and are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HSBC Finance Corporation at the time of vesting. HSBC Finance Corporation records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(4)	No stock options have been awarded during 2008.

(5)	The HSBC-North America (U.S.) Retirement Income Plan (“RIP”), the Household Supplemental Retirement Income Plan (“SRIP”), the HSBC Bank Supplemental Plans (“Excess Plans”), and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are:  Mr. Booker — $0, and Mr. McDonagh — $0 (ISRBS, net of mandatory 2008 contributions)($0 increase is due to conversions of the benefits from GBP to USD for purposes of this disclosure); Mr. Mackay — $9,303 (RIP), $36,056 (SRIP); Ms. Sibblies — $5,393 (RIP), $7,427 (SRIP); Mr. Detelich — $45,624 (RIP), $144,778 (SRIP); Mr. Menezes — $99,160 (RIP), $682,436 (SRIP); and Mr. Armishaw — $5,429 (RIP), $25,032 (SRIP).

Due to the investment loss experienced in the Non-Qualified Deferred Compensation Plan for Messrs. Detelich and Menezes and Ms. Sibblies, the following numbers were not included in the Non-Qualified Deferred Compensation Earnings column: $(784,724) for Mr. Detelich, $(596,074) for Mr. Menezes and $(61,226) for Ms. Sibblies.

(6)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as financial planning services, physical exams, club initiation fees, expatriate benefits and car allowances, to the extent such perquisites and other personal benefits exceeded $10,000 in 2008. The value of perquisites provided to Messrs. Mackay, Menezes and Armishaw and Ms. Sibblies did not exceed $10,000. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services for Messrs. Booker, McDonagh and Detelich were $583, $583 and $3,850, respectively; Medical Expenses for Messrs. Booker and McDonagh were $957 and $600, respectively; Club Dues and Membership fees for Messrs. Booker and McDonagh were $17,590 each; Foreign Housing Allowance and Utilities for Messrs. Booker and McDonagh were $172,446 and $165,558, respectively; Children’s Education Allowances for Messrs. Booker and McDonagh in the amount of $133,971 and $45,147, respectively; Car Allowances were paid to Messrs. Booker and McDonagh in the amount of $18,688 and $16,635, respectively; Executive Travel Allowances, for Messrs. Booker and McDonagh were $53,128 and $59,366, respectively; Car and Driver Services for Messrs. Booker, McDonagh and Detelich in the amounts of $7,731, $12,826 and $19,531, respectively; Tax Equalization for Messrs. Booker and McDonagh in the amounts of $63,584 and $329,685. Ms. Sibblies received $7,431 as additional compensation for vacation earned, but not taken, $5,357 for a physical exam, and $900,718 as severance.

The total in the All Other Compensation column also includes HSBC Finance Corporation’s contribution for the named executive officer’s participation in the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2008, as follows: Messrs. Mackay, Detelich, Menezes and Armishaw each had a contribution of $13,800, and Ms. Sibblies had a $12,628 contribution. In addition, the following had a company contribution in the Supplemental Tax Reduction Investment Plan (“STRIP”): Mr. Mackay $9,000; Ms. Sibblies $16,994; Mr. Detelich $54,900; Mr. Menezes $80,100; and Mr. Armishaw $66,162 in 2008. TRIP and STRIP are described under Savings and Pension Plans — Deferred Compensation Plans.

(7)	In the 2007 CD&A disclosure of HSBC Finance Corporation, the bonus amounts reported for Messrs. Booker and McDonagh for 2007 were $1,209,666 and $1,701,288, respectively. These amounts had been approved and disclosed based on GBP. However, at the time of payment, the amounts were converted from GBP to SDR, to USD, and experienced a change in the exchange rates resulting in an actual payout lower than originally reported in 2007.

(8)	The salary amount indicated for Ms. Sibblies represents the actual amount of salary paid to her during 2008 based on an annual salary of $400,000.

(9)	This table reflects only those officers who were named executive officers for the particular referenced years above. Accordingly, Mr. Booker was not a named executive officer for fiscal year 2006 so the table only reflects his compensation for fiscal years 2007 and 2008. Messrs. Mackay and Armishaw were not named executive officers in fiscal years 2006 or 2007 so the table only reflects each of their compensation for fiscal year 2008.

(10)	Mr. Booker was Chief Operating Officer of HSBC Finance Corporation commencing in April 2007 and did not commence his service as Chief Executive Officer of HSBC Finance Corporation until February 2008.

Grants Of Plan-Based Awards Table

									All Other
								All Other	Option
								Stock	Awards:
								Awards:	Number of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Securities	Exercise or Base	Grant Date Fair
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Shares of	Underlying	Price of Option	Value of Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or	Options	Awards	Option Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Units (#)	(#)	($/Sh)	($)(1) (2) (3)

Niall S. K. Booker	03/03/2008	N/A	N/A	N/A	N/A	N/A	N/A	78,257	N/A	N/A	1,209,666
Chief Executive Officer

Brendan P. McDonagh	03/03/2008	N/A	N/A	N/A	N/A	N/A	N/A	110,061	N/A	N/A	1,701,288
Former Chief Executive Officer

Iain J. Mackay	03/31/2008	N/A	N/A	N/A	N/A	N/A	N/A	36,267	N/A	N/A	600,000
Senior Executive Vice President and Chief Financial Officer

Beverley A. Sibblies	03/31/2008	N/A	N/A	N/A	N/A	N/A	N/A	18,133	N/A	N/A	300,000
Former Executive Vice President and Chief Financial Officer

Thomas M. Detelich	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President — Consumer & Mortgage Lending

Walter G. Menezes	03/03/2008	N/A	N/A	N/A	N/A	N/A	N/A	58,223	N/A	N/A	900,000
President — Card & Retail Services and Auto Finance

Andrew C. Armishaw	03/31/2008	N/A	N/A	N/A	N/A	N/A	N/A	21,155	N/A	N/A	350,000
Senior Executive Vice	05/30/2008	N/A	N/A	N/A	N/A	N/A	N/A	8,872	N/A	N/A	150,000
President and Chief Technology and Services Officer

(1)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 3, 2008 (the date of grant) of GBP7.778 and converted into U.S. dollars using the GBP exchange rate as of the time of funding of the grant was 1.9841.

(2)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 31, 2008 (the date of grant) of GBP8.33 and converted into U.S. dollars using the GBP exchange rate as of the time of funding of the grant was 1.9855.

(3)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on May 30, 2008 (the date of grant) of GBP8.567 and converted into U.S. dollars using the GBP exchange rate as of the time of funding of the grant was 1.9735.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
											Equity
										Equity Incentive	Incentive Plan
										Plan Awards:	Awards:
				Equity						Number	Market or
				Incentive						of Unearned	Payout Value
				Plan Awards:			Number of		Market Value of	Shares,	of Unearned
	Number of		Number of	Number of			Shares or		Shares or	Units or	Shares,
	Securities		Securities	Securities			Units of		Units of	Other	Units or
	Underlying		Underlying	Underlying			Stock That		Stock That	Rights	Other Rights
	Unexercised		Unexercised	Unexercised	Option	Option	Have Not		Have Not	That Have	That Have
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Exercisable		Unexercisable	Options (#)	Price	Date	(#) (1)		($) (2)	(#) (1)	($) (2)

Niall S. K. Booker							19,759	(4)	191,228	40,365 (3)	390,652
Chief Executive Officer							78,257	(5)	757,367
Brendan P. McDonagh	18,900	(6)			GBP6.3754	03/29/2009	36,054	(4)	348,931	35,319 (3)	341,817
Former Chief Executive Officer							110,061	(5)	1,065,169
Iain J. Mackay							106,434	(7)	1,030,071
Senior Executive							36,267	(8)	350,992
Vice President and Chief Financial Officer
Beverley A. Sibblies
Former Executive Vice President and Chief Financial Officer
Thomas M. Detelich	30,188	(6)			$16.96	11/08/2009	100,827	(10)	975,802	100,848 (3)	976,007
President — Consumer	66,875	(6)			$18.40	11/13/2010	25,171	(4)	243,605
& Mortgage Lending	93,625	(6)			$21.37	11/12/2011
	267,500	(6)			$10.66	11/20/2012
	204,000	(6)			GBP9.135	11/03/2013
				102,000 (9)	GBP8.283	04/30/2014
Walter G. Menezes	66,875	(6)			$16.96	11/08/2009	100,827	(10)	975,802	100,848 (3)	976,007
President — Card &	74,900	(6)			$18.40	11/13/2010	25,171	(4)	243,605
Retail Services and	107,000	(6)			$21.37	11/12/2011	58,223	(5)	563,486
Auto Finance	107,000	(6)			$10.66	11/20/2012
	150,000	(6)			GBP9.135	11/03/2013
				150,000 (9)	GBP8.283	04/30/2014
Andrew C. Armishaw				102,000 (9)	GBP8.283	04/30/2014	13,443	(4)	130,101	65,254 (3)	631,528
Senior Executive							21,155	(8)	204,738
Vice President and							8,872	(11)	85,865
Chief Technology and Services Officer

(1)	Share amounts do not include additional awards accumulated over the vesting periods.

(2)	The market value of the shares on December 31, 2008 was GBP6.62 and the exchange rate from GBP to U.S. dollars was 1.4619, which equates to a U.S. dollar share price of $9.678 per share.

(3)	This award will vest in full on March 31, 2009, if the performance conditions are met.

(4)	This award will vest in full on March 30, 2010.

(5)	This award will vest in full on March 3, 2011.

(6)	Reflects fully vested options.

(7)	This award will vest one-third on July 31, 2010, one-third on July 31, 2011 and one-third on July 31, 2012.

(8)	This award will vest in full on March 31, 2011.

(9)	This award will vest in full subject to satisfaction of performance conditions on the fifth anniversary of the original date of grant, April 30, 2004. If the performance conditions are not met, the options will be forfeited.

(10)	Twenty percent of this award vested on May 26, 2006, May 25, 2007 and May 26, 2008. Twenty percent of this award will vest on May 26, 2009 and May 26, 2010.

(11)	This award will vest in full on May 30, 2011.

Option Exercises and Stock Vested Table

	Option Awards			Stock Awards
	Number of		Value	Number of		Value
	Shares Acquired		Realized	Shares Acquired		Realized
	on Exercise		on Exercise	on Vesting		on Vesting
Name	(#)		($)(1)	(#)(2)		($)(1)

Niall S. K. Booker				23,501	(3)	$402,261
Chief Executive Officer

Brendan P. McDonagh	9,000	(4)	$25,472	13,673	(5)	$234,037
Former Chief Executive Officer

Iain J. Mackay
Senior Executive Vice President and Chief Financial Officer

Beverly A. Sibblies				66,983	(6)	$769,557
Former Executive Vice President and
Chief Financial Officer

Thomas M. Detelich				54,756	(7)	$937,245
President — Consumer &				84,147	(8)	$1,381,099
Mortgage Lending				60,095	(9)	$1,001,754

Walter G. Menezes	48,150	(10)	$85,021	54,756	(7)	$937,245
President — Card & Retail				60,095	(9)	$1,001,754
Services and Auto Finance

Andrew C. Armishaw				27,377	(11)	$468,605
Senior Executive Vice President and Chief Technology and Services Officer

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise/release and the exchange rate from GBP to U.S. dollars on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period.

(3)	Includes the release of 20,395 performance shares granted on May 27, 2005.

(4)	Represents the exercise of options granted on March 16, 1998.

(5)	Includes the release of 11,867 performance shares granted on May 27, 2005.

(6)	Includes the release of 29,936 shares granted December 7, 2004, and a pro-rated portion of the shares grant on March 31, 2006, March 30, 2007 and March 31, 2008.

(7)	Includes the release of 47,520 performance shares granted on May 27, 2005.

(8)	Includes the release of 70,710 shares granted April 15, 2003.

(9)	Includes the release of 50,413 shares granted May 25, 2005.

(10)	Represents the exercise of options granted on November 9, 1998.

(11)	Includes the release of 23,760 performance shares granted on May 27, 2005.

Pension Benefits

		Number of	Present Value of	Payments
		Years Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name(1)	(#)	($)	($)

Niall S.K. Booker(2)	ISRBS	26.8	$2,510,009(5)	$0
Chief Executive Officer

Brendan P. McDonagh(3)	ISRBS	28.0	2,661,902(5)	$0
Former Chief Executive Officer

Iain J. Mackay	RIP-Account Based	1.5	9,303	$0
Senior Executive	SRIP-Account Based	1.5	36,056	$0
Vice President and Chief Financial Officer

Beverley A. Sibblies	RIP-Account Based	3.8	22,934	$0
Former Executive Vice	SRIP-Account Based	3.8	38,763	$0
President and Chief Financial Officer

Thomas M. Detelich	RIP-Household	32.4	466,955	$0
President — Consumer & Mortgage Lending	SRIP-Household	32.4	3,936,447	$0

Walter G. Menezes(4)	RIP-Household	12.2	531,631	$0
President — Card & Retail	SRIP-Household	12.2	4,225,049	$0
Services and Auto Finance

Andrew C. Armishaw	RIP-Account Based	5.0	23,779	$0
Senior Executive Vice President	SRIP-Account Based	5.0	90,908	$0
and Chief Technology and Services Officer

(1)	Plan described under Savings and Pension Plans.

(2)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $2,787,210.

(3)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $2,938,260.

(4)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $561,597 (RIP) and $4,499,015 (SRIP).

(5)	The amounts were converted into USD from GBP utilizing the exchange rate as of December 31, 2008, of 1.4619.

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

Supplemental Retirement Income Plan (SRIP)

The HSBC Finance Supplemental Retirement Income Plan (“SRIP”) is a non-qualified retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by RIP due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2008 that can be used to determine a qualified plan benefit is $230,000, and the maximum annual benefit commencing at age 65 in 2008 is $185,000. SRIP benefits are calculated without regard to these limits but are reduced after January 31, 2008, for compensation deferred to the Non-Qualified Deferred Compensation Plan. The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum for retired executives covered by a Household or Account Based Formula.

Formulas for Calculating Benefits

Household Formula: Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average salary in excess of the integration amount. For this purpose, salaries include total base wages and bonuses; provided, effective January 1, 2008, salaries are reduced by any amount deferred under the Non-Qualified Deferred Compensation Plan, and are averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced.

Account Based Formula: Applies to executives who were hired by Household after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA, National Association after December 31, 1996 and became participants in the Retirement Income Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual salary for each calendar year of employment. For this purpose, salary includes total base wages and bonuses; provided, effective January 1, 2008, salary is reduced by any amount deferred under the Non-Qualified Deferred Compensation Plan. At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas: The amount of salary used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2008 is $230,000. The limit for years after 2008 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is needed for married executives).

HSBC International Staff Retirement Benefits Scheme(Jersey) (ISRBS)

The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his salary to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

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

If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.

If a member dies before age 53 while he is still accruing benefits in the ISRBS then both a lump sum and a widow’s pension will be payable immediately.

The lump sum payable would be the cash sum equivalent of the member’s Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if he had continued in service until age 53, computed on the assumption that his Final Salary remains unaltered. In addition, where applicable, the member’s voluntary contributions fund will be paid as a lump sum.

In general, the widow’s pension payable would be equal to one half of the member’s Anticipated Pension. As well as this, where applicable, a children’s allowance is payable on the death of the Member equal to 25% of the amount of the widow’s pension.

If the member retires before age 53 on the grounds of infirmity he will be entitled to a pension as from the date of his leaving service equal to his Anticipated Pension, where Anticipated Pension has the same definition as in the previous section.

Present Value of Accumulated Benefits

For the Account Based formula: The value of the notional account balances currently available on December 31, 2008.

For other formulas: The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2008. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2008.

Deferred Compensation Plans

Tax Reduction Investment Plan: HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $15,500 (plus an additional $5,000 catch-up contribution for participants age 50 and over), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

If the employee has been employed for at least one year, HSBC Finance Corporation contributes three percent of compensation each pay period on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant’s compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions which have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions which have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

Supplemental Tax Reduction Investment Plan: HSBC North America also maintains the Supplemental Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeds limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants receive a 6% contribution for such excess compensation reduced by any amount deferred under the Non-Qualified Deferred Compensation Plan invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.

Non-Qualified Deferred Compensation Plan: HSBC North America maintains a Non-Qualified Deferred Compensation Plan for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. The named executive officers are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to an amount or percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or if the participant has made at least $25,000 of contributions and has over 10 years of service, he may request installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

Non-Qualified Defined Contribution
And Other Non-Qualified Deferred Compensation Plans

		Supplemental
	Non-Qualified	Tax
	Deferred	Reduction
	Compensation	Investment
	Plan(1)	Plan(2)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
Name	in 2008	in 2008	in 2008	Distributions	12/31/2008

Niall S. K. Booker	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer

Brendan P. McDonagh	N/A	N/A	N/A	N/A	N/A
Former Chief Executive Officer

Iain J. Mackay	N/A	$9,000	N/A	N/A	$14,206
Senior Executive Vice President and Chief Financial Officer

Beverley A. Sibblies	$163,923	$16,994	$(61,226)	$0	$122,756
Former Executive Vice President and Chief Financial Officer

Thomas M. Detelich	$0	$54,900	$(784,724)	$0	$2,253,768
President – Consumer & Mortgage Lending

Walter G. Menezes	$0	$80,100	$(596,074)	$0	$1,310,898
President – Card & Retail Services and Auto Finance

Andrew C. Armishaw	N/A	$66,162	N/A	N/A	$277,835
Senior Executive Vice President and Chief Technology and Services Officer

(1)	The Non-Qualified Deferred Compensation Plan is described under Savings and Pension Plans.

(2)	The Supplemental Tax Reduction Investment Plan (STRIP) is described under Savings and Pension Plans. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. For this purpose, compensation includes amounts that would be compensation but for the fact such amounts were deferred under the terms of the HSBC North America Non-Qualified Deferred Compensation Plan. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2008 to Messrs. Booker, Mackay, Detelich, Menezes and Armishaw as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The specific circumstances that would trigger such payments are identified in the tables. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, and the particular terms of any equity-based awards.

Niall S. K. Booker

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary

Bonus	-	-		-		$431,800	(1)	-	-		-		-

Long Term Award

Performance Shares	-	$418,731	(2)	$418,731	(2)	$418,731	(2)	-	$418,731	(2)	$456,797	(3)	$418,731	(2)

Restricted Stock:
Unvested and Accelerated	-	$120,204	(4)	$120,204	(4)	$120,204	(4)	-	$120,204	(4)	$1,013,596	(5)	$1,013,596	(5)

(1)	Assumes a termination date of December 31, 2008, and represents the 2008 bonus awarded but not paid until 2009.

(2)	Assumes performance conditions have been met and “good leaver” status is granted by REMCO. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	Performance conditions would be waived. This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(4)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(5)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Iain J. Mackay

						Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$325,000	(1)	-	-		-		-

Bonus	-	-		-		$430,000	(1)	-	-		-		-

Long Term Award

Restricted Stock:
Unvested and Accelerated	-	$89,732	(2)	$89,732	(2)	$89,732	(2)	-	$89,732	(2)	$1,479,075	(3)	$1,479,075	(3)

(1)	Under the terms of the HSBC Severance Policy, Mr. Mackay would receive 26 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The Short Term Incentive amount represents the bonus payment earned in 2008 assuming a termination date of December 31, 2008.

(2)	The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Thomas M. Detelich

						Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$650,000	(1)	-	-		-		-

Bonus	-	-		-		$330,000	(1)	-	-		-		-

Long Term Award

Performance Shares	-	$328,503	(2)	$328,503	(2)	$328,503	(2)	-	$328,503	(2)	$1,126,296	(3)	$1,126,296	(3)

Restricted Stock:
Unvested and Accelerated	-	$1,180,351	(4)	$1,180,351	(4)	$1,180,351	(4)	-	$1,180,351	(4)	$1,383,112	(5)	$1,383,112	(5)

(1)	Under the terms of the HSBC Severance Policy, Mr. Detelich would receive 52 weeks of his current salary upon separation from the company. The Short Term Incentive amount is based on an assumed termination date of December 31, 2008, and represents the 2008 bonus awarded but not paid until 2009.

(2)	Assumes performance conditions have been met and “good leaver” status is granted by REMCO. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	Performance conditions would be waived, and the figure above represents the full vest of the outstanding shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(4)	The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Walter G. Menezes

		Early				Involuntary			Voluntary for				Change in
Executive Benefits and	Voluntary	Retirement/		Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$450,000	(1)	-	-		-		$975,000	(1)

Bonus	-	-		-		$392,400	(1)	-	-		-		$3,000,000	(1)

Long Term Award

Performance Shares	-	$1,027,222(2)		$1,027,222	(2)	$1,027,222	(2)	-	$1,027,222	(2)	$1,120.606	(3)	$1,120,606	(2)

Restricted Stock:
Unvested and Accelerated	-	$1,082,441	(4)	$1,082,441	(4)	$1,082,441	(4)	-	$1,082,441	(4)	$1,989,612	(5)	$1,989,612	(5)

Benefits and Perks

Incremental Retirement Benefit	-	-		-		-		-	-		-		$905,043	(6)

Healthcare	-	-		-		-		-	-		-		$23,906	(7)

Life Insurance	-	-		-		-		-	-		-		$105,120	(8)

(1)	See the description of Mr. Menezes’ Employment Protection Agreement. Under the terms of the HSBC Severance Policy, Mr. Menezes would receive 36 weeks of his current salary upon separation from the company and a pro-rata amount of his earned bonus. The figures represent the bonus payment at maximum assuming a termination date of December 31, 2008.

(2)	Assumes performance conditions have been met and “good leaver” status is granted by REMCO. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	Assumes performance conditions have been waived. This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(4)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(5)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2008, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(6)	Mr. Menezes has an employment agreement providing an additional 18 months of service and pay toward his non-qualified retirement benefit. He would be entitled to an additional $6,293 per month if a termination due to a change in control occurred on December 31, 2008. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $905,043.

(7)	Mr. Menezes has an employment agreement providing an additional 18 months of healthcare coverage for himself and his family with a total value of $18,609 if a termination due to a change in control occurred on December 31, 2008. The value of this healthcare is calculated based on the medical plan’s COBRA rates. In addition, Mr. Menezes’ agreement provides for annual physicals at the company’s expense throughout the 18 month period. The value of two physicals is $5,300. This value is based on a rate negotiated through HSBC Finance Corporation’s executive physical program.

(8)	Mr. Menezes’ employment agreement provides for $2 million of life insurance coverage for himself for 18 months, if a termination due to a change in control occurred on December 31, 2008, with a total value of $105,120. This value is based on the cost to convert the company-provided group life insurance to an individual policy for 18 months.

Andrew C. Armishaw

									Voluntary
						Involuntary			for				Change in
Executive Benefits and	Voluntary			Normal		Not for Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation

Base Salary	-	-		-		$225,000	(1)	-	-		-		-

Bonus	-	-		-		$372,500	(1)	-	-		-		-

Long Term Award

Performance Shares	-	$664,667	(2)	$664,667	(2)	$664,667	(2)	-	$664,667	(2)	$725,092	(3)	$725,092	(3)

Restricted Stock:
Unvested and Accelerated	-	$222,602	(4)	$222,602	(4)	$222,602	(4)	-	$222,602	(4)	$438,040	(5)	$438,040	(5)

(1)	Under the terms of the HSBC Severance Policy, Mr. Armishaw would receive 26 weeks of his current salary upon separation from HBIO and a pro-rata amount of his bonus. The figure above represents the bonus payment earned in 2008 assuming a termination date of December 31, 2008.

(2)	Assumes performance conditions have been met and “good leaver” status is granted by REMCO. This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(3)	Performance conditions would be waived, and the figure above represents the full vest of the outstanding shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(4)	The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of December 31, 2008, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2008.

Director Compensation

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Non-executive Directors in 2008. Executive directors receive no additional compensation for their service on the Board of Directors.

Director Compensation

				Change in
				Pension Value
				And Non-Qualified
	Fees Earned	Stock	Option	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)(1)	($)(2)	($)(3)	Earnings ($)	($)(4)	($)

William R. P. Dalton(5)(7)	$92,500	0	0	$0	$722	$93,222
Dudley J. Fishburn(5)	$85,000	0	0	$(28,382)	$0	$56,618
Douglas J. Flint	$0	0	0	$0	$0	$0
Cyrus F. Freidheim, Jr.(5)	$116,000	0	0	$(142,063)	$0	$(26,063)
Robert K. Herdman	$390,000	0	0	$0	$0	$390,000
Louis Hernandez, Jr.(5)(8)	$92,500	0	0	$0	$722	$93,222
George A. Lorch	$347,500	0	0	$(178,601)	$1,445	$170,344
Samuel Minzberg(6)(9)	$120,000	0	0	$0	$722	$120,722
Beatriz R. Perez(6)(10)	$112,500	0	0	$0	$722	$113,222
Larree M. Renda	$212,500	0	0	$(763)	$1,445	$213,182

(1)	From January 1, 2008 to June 30, 2008 the non-management Directors of HSBC Finance Corporation received quarterly payments for an annualized cash retainer of $170,000 for their services on the HSBC Finance Corporation Board (with the exception of Mr. Freidheim, who as Chair of the Executive Committee received a retainer of $182,000). Beginning July 1, 2008, the annual cash retainer was increased to an aggregate amount of $210,000 for board membership on HSBC Finance Corporation and HSBC North America. HSBC Finance Corporation pays additional compensation to committee chairs and audit committee members. In addition to the Board retainer: Mr. Dalton received an additional $7,500 for his membership on the Audit Committee, Mr. Freidheim received an additional $25,000 as the Lead Director and Chair of the Executive Committee, and Mr. Herdman received an additional $40,000 as Chair and member of the Audit Committee. Mr. Hernandez received an additional $7,500 for his membership in the Audit Committee, Mr. Lorch received an additional $7,500 as Chair of the Compensation Committee, which was disbanded May 1, 2008, and an additional $7,500 for his membership on the Audit Committee, Ms. Renda received an additional $7,500 as Chair of the Nominating & Governance Committee, which was disbanded May 1, 2008, and an additional $15,000 for her membership on the Audit Committee. The fees paid in cash for Mr. Herdman include $97,500 for service on the Board of HSBC North America, an indirect parent of HSBC Finance Corporation. The fees paid in cash for Mr. Lorch include $85,000 for service on the HSBC North America Board. HSBC Finance Corporation does not pay meeting attendance fees to its Directors. Directors who are employees of HSBC Finance Corporation or any of its affiliates do not receive any additional compensation related to their Board service.

Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving on the Board of HSBC Finance Corporation according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum or quarterly installments.

(2)	HSBC Finance Corporation does not grant stock awards to its non-management directors nor do any portion of employee directors’ stock awards reflect services related to the Board. Prior to the merger with HSBC, non-management Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock (as reflected in Footnote 3 below). Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into a non-qualified deferred compensation plan for Directors, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2008, 9,795 American Depository Shares were held in the deferred compensation plan account for Directors. Specifically, Messrs. Fishburn, Freidheim Jr. and Lorch held 810, 2,921 and 6,038 American Depository Shares, respectively, and Ms. Renda held 26 American Depository Shares.

(3)	HSBC Finance Corporation does not grant stock option awards to its non-management directors. As referenced in Footnote 2 above, as of December 31, 2008, 283,676 Stock Options were outstanding which were granted pursuant to the historical Directors Deferred Fee Plan. Specifically, Messrs. Fishburn, Freidheim and Lorch held options to purchase 69,550, 89,738 and 84,263 HSBC ordinary shares respectively, and Ms. Renda held options to purchase 40,125 HSBC ordinary shares.

(4)	Components of All Other Compensation are disclosed in the aggregate. We provide each Director with $250,000 of accidental death and dismemberment insurance and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,445 per annum for each participating director. Premiums are pro-rated to the calendar quarter for participating Directors with less than one full calendar year of service on the Board. Under HSBC Finance Corporation’s Matching Gift Program, for all directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director, other than Mr. Minzberg and Ms. Perez, who each joined the Board in 2008, may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

(5)	Service on the Board concluded May 1, 2008.

(6)	Service on the Board commenced May 1, 2008.

(7)	Mr. Dalton was paid an additional aggregate $112,500 in fees and received an additional $723 in other compensation for service on the HSBC North America Board and the Board of HSBC USA.

(8)	Mr. Hernandez was paid an additional aggregate $117,500 in fees and received an additional $723 in other compensation for service on the HSBC North America Board and the Board of HSBC USA.

(9)	Mr. Minzberg was paid an additional aggregate $92,500 in fees and received an additional $723 in other compensation for service on the HSBC North America Board and the Board of HSBC Bank Canada.

(10)	Ms. Perez was paid an additional aggregate $92,500 in fees and received an additional $723 in other compensation for service on the HSBC North America Board and the Board of HSBC USA.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2009, of HSBC ordinary shares or interests in ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the ordinary shares of HSBC and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of	HSBC Shares	HSBC
	Shares	That May Be	Restricted			Series B
	Beneficially	Acquired Within	Shares	Number of	Total	Preferred of
	Owned of	60 Days By	Released	Ordinary	HSBC	HSBC
	HSBC	Exercise of	Within	Share	Ordinary	Finance
	Holdings plc(1)(2)	Options(4)	60 Days(5)	Equivalents(6)	Shares	Corporation

Directors
Niall S.K. Booker(7)	53,103	-	47,200	-	100,303	-
Douglas J. Flint	121,697	-	-	-	121,697	-
Robert K. Herdman	510	-	-	-	510	-
George A. Lorch	13,605	84,263	-	6,038	103,906	-
Brendan P. McDonagh(7)	93,565	18,900	41,299	-	153,764	-
Samuel Minzberg	-	-	-	-	-	-
Beatriz R. Perez	-	-	-	-	-	-
Larree M. Renda	1,650	40,125	-	26	41,801	10	(3)
Named Executive Officers
Iain J. Mackay	-	-	-	-	-	-
Beverley A. Sibblies	55,287	-	-	-	55,287	-
Andrew C. Armishaw	-	102,000	74,922	-	176,922	-
Thomas M. Detelich	-	764,188	115,789	81	880,058	-
Walter G. Menezes	130,023	655,775	133,872	-	919,670	-
All directors and executive officers as a group	608,613	2,418,851	865,785	10,732	3,903,981	10

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Lorch, 13,605; Mr. Flint, 31,571 and Mr. Booker, 29,000; and Directors and executive officers as a group, 74,176.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents 400 Depositary Shares, each representing one-fortieth of a share of 6.36% Non-Cumulative Preferred Stock, Series B.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2009 pursuant to the exercise of stock options.

(5)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2009 pursuant to the satisfaction of certain conditions.

(6)	Represents the number of ordinary share equivalents owned by executive officers under the HSBC-North America (U.S.) Tax Reduction Investment Plan (TRIP) and the HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under the HSBC North America Directors Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(7)	Also a Named Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During our fiscal year ended December 31, 2008, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreements with Mr. Menezes and Ms. Sibblies described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.

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

The policy requires each director and executive officer to notify the Office of the General Counsel in writing of any Transaction with a Related Person in which the director, executive officer or an immediate family member has or will have an interest and to provide specified details of the transaction. The Office of the General Counsel, through the Corporate Secretary, will deliver a copy of the notice to the Board of Directors. The Board of Directors will review the material facts of each proposed Transaction with a Related Person at each regularly scheduled committee meeting and approve, ratify or disapprove the transaction.

The vote of a majority of disinterested members of the Board of Directors is required for the approval or ratification of any Transaction with a Related Person. The Board of Directors may approve or ratify a Transaction with a Related Person if the Board of Directors determines, in its business judgment, based on the review of all available information, that the transaction is fair and reasonable to, and consistent with the best interests of, HSBC Finance Corporation and its subsidiaries. In making this determination, the Board of Directors will consider, among other things, (i) the business purpose of the transaction, (ii) whether the transaction is entered into on an arms-length basis and on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances, (iii) whether the interest of the director, executive officer or family member in the transaction is material and (iv) whether the transaction would violate any provision of the HSBC North America Holdings Inc. Statement of Business Principles and Code of Ethics, the HSBC Finance Corporation Code of Ethics for Senior Financial Officers or the HSBC Finance Corporation Corporate Governance Standards, as applicable.

In any case where the Board of Directors determines not to approve or ratify a Transaction with a Related Person, the matter will be referred to the Office of the General Counsel for review and consultation regarding the appropriate disposition of such transaction including, but not limited to, termination of the transaction, rescission of the transaction or modification of the transaction in a manner that would permit it to be ratified and approved.

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

According to the HSBC Finance Corporation Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements

Audit Committee	Chair and all voting members
Executive Committee	100% independent directors, the Chairman and Chief Executive Officer

Messrs. Herdman, Lorch, Minzberg, Ms. Perez and Ms. Renda are considered to be independent directors. Mr. McDonagh served as Chief Executive Officer until February 21, 2008 and currently serves as Chief Executive Officer of HSBC North America Holdings Inc. Mr. Booker served as Chief Operating Officer of HSBC Finance Corporation until February 21, 2008 and currently serves as Chief Executive Officer of HSBC Finance Corporation. Mr. Flint serves as Group Finance Director at HSBC. Because of the positions held by Messrs. McDonagh, Booker and Flint, they are not considered to be independent directors. Mr. William R. P. Dalton was a director until May 2008 and is currently a director of HUSI. Mr. Dalton served as a member of the Compensation, Executive and Audit Committees and was considered to be an independent director. Mr. Cyrus F. Freidheim, Jr. was a director until his retirement in May 2008. Mr. Freidheim served as a member of the Compensation Committee and, as the Lead Director, was the Chair of the Executive Committee and an ex-officio (non-voting) member of the Audit and Nominating & Governance Committees. Mr. Freidheim was considered to be an independent director. Mr. Fishburn was a director until his retirement in May 2008. During his directorship, Mr. Fishburn served as chairman of the board of HFC Bank Ltd. and as a member of the board of HSBC Bank (UK) Ltd. and was not considered an independent director. Mr. Louis Hernandez, Jr. was a director until May 2008 and is currently a director of HUSI. Mr. Hernandez served as a member of the Audit Committee and was considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2008 and 2007 was $7,554,000 and $7,134,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2008 and 2007 was $1,082,000 and $2,139,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees. Total fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2008 and 2007 were $17,000 and $7,800, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible overassessment of interest and/or penalties.

All Other. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2008 and December 31, 2007.

All of the fees described above were approved by HSBC Finance Corporation’s audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February   , 2009 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable

(a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3	(ii)	Bylaws of HSBC Finance Corporation, as amended February 20, 2009 (incorporated by reference to Exhibit 3.3 of HSBC Finance Corporation’s Current Report on Form 8-K filed on February 24, 2009).
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2		Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).

4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3, Registration No. 333-156219).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120495).
4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratings of HSBC Finance Corporation and its significant subsidiaries.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 2nd day of March, 2009.

HSBC FINANCE CORPORATION

By:	/s/ Niall S. K. Booker
Niall S. K. Booker
Chief Executive Officer

Each person whose signature appears below constitutes and appoints P. D. Schwartz and M. J. Forde as his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her in his/her name, place and stead, in any and all capacities, to sign and file, with the Securities and Exchange Commission, this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 2nd day of March, 2009.

Signature	Title

/s/ (N. S. K. BOOKER) (N. S. K. Booker)	Chief Executive Officer and Director (as Principal Executive Officer)

/s/ (D. J. FLINT) (D. J. Flint)	Non-Executive Chairman and Director

/s/ (R. K. HERDMAN) (R. K. Herdman)	Director

/s/ (G. A. LORCH) (G. A. Lorch)	Director

/s/ (B. P. MCDONAGH) (B. P. McDonagh)	Director

/s/ (S. MINZBERG) (S. Minzberg)	Director

/s/ (B. R. PEREZ) (B. R. Perez)	Director

/s/ (L. M. RENDA) (L. M. Renda)	Director

Signature	Title

/s/ (I. J. MACKAY) (I. J. Mackay)	Senior Executive Vice President and Chief Financial Officer

/s/ (J. T. MCGINNIS) (J. T. McGinnis)	Executive Vice President and Chief Accounting Officer

Exhibit Index

3 (i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3 (ii)	Bylaws of HSBC Finance Corporation, as amended February 20, 2009 (incorporated by reference to Exhibit 3.3 of HSBC Finance Corporation’s Current Report on Form 8-K filed on February 24, 2009).
4.1	Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3, Registration No. 333-156219).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120495).
4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ratings of HSBC Finance Corporation and its significant subsidiaries.