Form 10-Q
period 2009-03-31
HSBC Finance Corp
filed 2009-05-11
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2009, there were 63 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

Three Months Ended March 31,	2009	2008

	(in millions)

Finance and other interest income	$2,846	$4,109
Interest expense:
HSBC affiliates	297	255
Non-affiliates	870	1,518

Net interest income	1,679	2,336
Provision for credit losses	2,945	2,828

Net interest loss after provision for credit losses	(1,266)	(492)

Other revenues:
Insurance revenue	93	105
Investment income	7	25
Derivative income	38	4
Gain on debt designated at fair value and related derivatives	4,112	1,177
Fee income	228	458
Enhancement services revenue	135	184
Taxpayer financial services revenue	90	149
Gain on bulk receivable sales to HSBC affiliates	57	-
Gain on receivable sales to HSBC affiliates	128	55
Servicing and other fees from HSBC affiliates	193	131
Lower of cost or fair value adjustment on receivables held for sale	(170)	(7)
Other income	46	36

Total other revenues	4,957	2,317

Operating expenses:
Salaries and employee benefits	415	442
Sales incentives	5	20
Occupancy and equipment expenses	91	54
Other marketing expenses	50	128
Real estate owned expenses	105	126
Other servicing and administrative expenses	255	256
Support services from HSBC affiliates	279	269
Amortization of intangibles	42	55
Policyholders’ benefits	55	52
Goodwill and other intangible asset impairment charges	667	-

Total operating expenses	1,964	1,402

Income from continuing operations before income tax expense	1,727	423
Income tax expense	855	185

Income from continuing operations	872	238
Discontinued operations (Note 2):
Income from discontinued operations before income tax expense	-	30
Income tax expense	-	13

Income from discontinued operations	-	17

Net income	$872	$255

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2009	2008

	(in millions, except
	share data)

Assets
Cash	$354	$255
Interest bearing deposits with banks	22	25
Securities purchased under agreements to resell	5,601	1,025
Securities available for sale	2,977	3,094
Receivables, net	92,291	98,021
Receivables held for sale	1,409	16,680
Intangible assets, net	866	922
Goodwill	1,641	2,294
Properties and equipment, net	178	201
Real estate owned	764	885
Derivative financial assets	-	8
Deferred income taxes, net	1,850	3,318
Other assets	3,197	4,057

Total assets	$111,150	$130,785

Liabilities
Debt:
Due to affiliates	$12,217	$13,543
Commercial paper	5,273	9,639
Long term debt (including $22.7 billion at March 31, 2009 and $28.3 billion at December 31, 2008 carried at fair value)	75,159	90,024

Total debt	92,649	113,206

Insurance policy and claim reserves	964	965
Derivative related liabilities	163	461
Liability for post-retirement benefits	251	298
Other liabilities	2,456	2,418

Total liabilities	96,483	117,348

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 63 shares issued at March 31, 2009 and 60 shares issued at December 31, 2008	-	-
Additional paid-in capital	21,592	21,485
Accumulated deficit	(6,382)	(7,245)
Accumulated other comprehensive loss	(1,118)	(1,378)

Total common shareholder’s equity	14,092	12,862

Total liabilities and shareholders’ equity	$111,150	$130,785

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2009	2008

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$21,485	$18,227
Capital contribution from parent company	1,155	1,600
Return of capital to parent company	(1,043)	-
Employee benefit plans, including transfers and other	(5)	(8)

Balance at end of period	$21,592	$19,819

Accumulated deficit
Balance at beginning of period	$(7,245)	$(4,423)
Net income	872	255
Dividend equivalents on HSBC’s Restricted Share Plan	-	(2)
Dividends:
Preferred stock	(9)	(9)

Balance at end of period	$(6,382)	$(4,179)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,378)	$(220)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	270	(487)
Securities available for sale and interest-only strip receivables	(22)	(2)
FASB Statement No. 158 adjustment, net of tax	16	-
Foreign currency translation adjustments	(4)	(28)

Other comprehensive income (loss), net of tax	260	(517)

Balance at end of period	$(1,118)	$(737)

Total common shareholder’s equity	$14,092	$14,903

Comprehensive income (loss)
Net income	$872	$255
Other comprehensive income (loss)	260	(517)

Comprehensive income (loss)	$1,132	$(262)

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2009	2008

	(in millions)

Cash flows from operating activities
Net income	$872	$255
Income from discontinued operations	-	17

Income from continued operations	872	238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,945	2,828
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	(57)	-
Gain on receivable sales to HSBC affiliates	(128)	(55)
Goodwill and other intangible impairment	667	-
Loss on sale of real estate owned, including lower of cost or market adjustments	84	100
Insurance policy and claim reserves	(2)	(12)
Depreciation and amortization	55	71
Mark-to-market on debt designated at fair value and related derivatives	(3,992)	(1,192)
Net change in other assets	2,338	(268)
Net change in other liabilities	(15)	(313)
Originations of loans held for sale	(8,791)	(5,613)
Sales and collections on loans held for sale	9,043	5,659
Foreign exchange and SFAS No. 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	(1,342)	2,457
Excess tax benefits from share-based compensation arrangements	-	-
Other-than-temporary impairment on securities	20	-
LOCOM on receivables held for sale	170	7
Other, net	126	174

Cash provided by operating activities – continuing operations	1,993	4,081
Cash provided by operating activities – discontinued operations	-	175

Net cash provided by operating activities	1,993	4,256

Cash flows from investing activities
Securities:
Purchased	(179)	(234)
Matured	124	172
Sold	10	74
Net change in short-term securities available for sale	106	(129)
Net change in securities purchased under agreements to resell	(4,576)	(866)
Net change in interest bearing deposits with banks	3	259
Receivables:	-
Net (originations) collections	2,568	1,746
Purchases and related premiums	(10)	(11)
Proceeds from sales of real estate owned	399	389
Cash received from bulk sales of receivables to HSBC Bank USA	8,821	-
Purchases of properties and equipment	(9)	(33)

Cash provided by investing activities – continuing operations	7,257	1,367
Cash provided by investing activities – discontinued operations	-	13

Net cash provided by investing activities	7,257	1,380

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2009	2008

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(4,366)	(1,423)
Net change in due to affiliates	(1,051)	30
Long term debt issued	1,600	1,194
Long term debt retired	(5,155)	(7,062)
Insurance:
Policyholders’ benefits paid	(21)	(22)
Cash received from policyholders	14	12
Capital contribution from parent	880	1,600
Return of capital to parent	(1,043)	-
Shareholder’s dividends	(9)	(9)
Excess tax benefits from share-based compensation arrangements	-	-

Cash used in financing activities – continuing operations	(9,151)	(5,680)
Cash used in financing activities – discontinued operations	-	(149)

Net cash used in financing activities	(9,151)	(5,829)

Effect of exchange rate changes on cash	-	(5)

Net change in cash	99	(198)
Cash at beginning of period(1)	255	783

Cash at end of period(1)	$354	$585

Supplemental Noncash Investing and Capital Activities
Transfer of receivables to real estate owned	$363	$617

Assumption of indebtedness by HSBC Bank USA related to the bulk receivable sale	$(6,077)	$-

Redemption of the junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$275	$-

(1)	Cash includes $171 million and $122 million for discontinued operations at January 1, 2008 and March 31, 2008.

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with respect to a sustainable return to profitability under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

During the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” and FASB Staff Position (“FSP”) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” In addition, we early adopted FSP SFAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as well as FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly,” effective January 1, 2009. See Note 18, “New Accounting Pronouncements,” for further details and related impact.

2.  Discontinued Operations

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

HSBC Finance Corporation

The following summarizes the operating results of our U.K. Operations for the periods presented:

	Three Months Ended March 31,
Income (Expense)	2009	2008

	(in millions)

Net interest income and other revenues, excluding insurance revenue	$-	$94
Insurance revenue	-	26
Provision for credit losses	-	(51)
Operating expenses	-	(74)

Loss before income tax (expense) benefit	-	(5)
Income tax (expense) benefit	-	1

Loss from discontinued operation	$-	$(4)

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

The following summarizes the operating results of our Canadian Operations for the periods presented:

	Three Months Ended March 31,
Income (Expense)	2009	2008

	(in millions)

Net interest income and other revenues	$-	$141
Provision for credit losses	-	(49)
Operating expenses	-	(57)

Income before income tax expense	-	35
Income tax expense	-	(14)

Income from discontinued operation	$-	$21

3.  Receivable Portfolio Sales to HSBC Bank USA and Adoption of FFIEC Policies

General Motors and AFL-CIO Union Plus Credit Card Receivable Portfolios In January 2009 upon receipt of regulatory approval, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. At December 31, 2008, the GM and UP Portfolios were included in receivables held for sale with a lower of cost or fair value of $6.2 billion and $5.9 billion,

HSBC Finance Corporation

respectively. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. As a result, in the first quarter of 2009 we recorded a gain of $130 million ($84 million after-tax) on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million ($(51) million after-tax) recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. The sales price was determined based on independent valuation opinions. We retained the customer account relationships and the right to originate new customer account relationships for both the GM and UP Portfolios. By agreement, we will sell additional volume for new and existing accounts on a daily basis to HSBC Bank USA at fair market value and we will continue to service the receivables sold to HSBC Bank USA for a fee.

Auto Finance Receivable Portfolio In January 2009 upon receipt of regulatory approval, we also sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of $2.8 billion. As a result, in the first quarter of 2009 we recorded a gain of $7 million ($4 million after-tax) on the sale of these auto finance receivables. The sales price was based on an independent valuation opinion. We will continue to service these auto finance receivables for HSBC Bank USA for a fee.

Upon receipt of regulatory approval for the sale of the auto finance receivables discussed above, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our entire auto finance receivable portfolio immediately prior to the sale. Under the revised policy, the principal balance of auto loans in excess of the estimated net realizable value will be charged-off no later than the end of the month in which the auto loan becomes 120 days contractually delinquent. Additionally, auto loans subject to a bankruptcy will be charged-off at the earlier of (i) the end of the month 60 days after notice of filing and 60 days contractually delinquent, or (ii) the end of the month during which the loan becomes 120 days contractually delinquent. The adoption of FFIEC charge-off policies for our auto finance portfolio increased our provision for credit losses and reduced our net income in the first quarter of 2009 as summarized below:

Total

(in millions)

Provision for credit losses:
Charge-offs to comply with FFIEC policies	$(87)
Release of credit loss reserves	51

Reduction to income from continuing operations before income tax expense	(36)
Tax benefit	13

Reduction to net income from continuing operations	$(23)

4.  Strategic Initiatives

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation has resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken since mid-2007 and continued into the first quarter of 2009 which are summarized below:

2009 Actions

Consumer Lending Business:  In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close substantially all branch offices as soon as all commitments to customers were satisfied. We will continue to service and collect the existing receivable portfolio as it runs off, while continuing our efforts to reach out and assist mortgage customers utilizing appropriate

HSBC Finance Corporation

modification and other account management programs, potentially including refinancing a loan with an existing customer in accordance with their financial needs, to maximize collection and home preservation. The following summarizes the restructuring liability relating to our Consumer Lending business recorded during the first quarter of 2009.

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

	(in millions)

Restructuring costs recorded during the period	$87	$54	$14	$155
Restructuring costs paid during the period	-	(4)	(1)	(5)

Restructure liability at March 31, 2009	$87	$50	$13	$150

We anticipate additional closure costs will be recorded during 2009, however such remaining costs are not expected to be material. In addition, during the first quarter of 2009, we incurred non-cash charges of approximately $29 million relating to the impairment of fixed assets and other capitalized costs and $3 million relating to stock based compensation and other benefits as well as $14 million in impairment charges related to intangible assets. See Note 9, “Intangible Assets,” for additional information related to the intangible asset impairment. We also recorded a curtailment gain of $16 million for other post-retirement benefits related to this decision. Separately, our information technology services affiliate recorded approximately $28 million of costs relating to one-time termination benefits and asset write-downs, however we currently believe none of these costs will be billed to us. While our Consumer Lending business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

2008 Actions

Card and Retail Services Business:  In the third quarter of 2008 we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”). The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services businesses. The restructure liability relating to the closure of the Servicing Facilities was $4 million at March 31, 2009 and December 31, 2008, respectively. No additional restructuring charges are anticipated to be incurred related to the closure of the Servicing Facilities. As a result of this decision, we have expensed a cumulative total of $10 million in restructuring costs through March 31, 2009.

Additionally, in the fourth quarter of 2008, we decided to further reduce headcount in our Card and Retail Services business. The restructure liability relating to this reduction in force was $1 million and $5 million at March 31, 2009 and December 31, 2008, respectively. We anticipate additional restructuring costs associated with this reduction in force will be recorded during 2009, however such costs are not expected to be material. As a result of this decision, we have expensed a cumulative total of $5 million in restructuring costs through March 31, 2009.

Auto Finance Business In March 2008, we decided to reduce the size of our Auto Finance business which is a part of our Consumer Segment and has historically purchased retail installment contracts from active dealer relationships throughout the U.S. as part of its business strategy. At that time, we decided to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinued certain other product offerings. As a result of these decisions, we recorded $3 million in severance costs during the first quarter of 2008 which were fully paid to employees during the second quarter of 2008.

In July 2008, we decided to discontinue new auto loan originations from our dealer and direct-to-consumer channels. We stated that we would continue to offer auto loans in our Consumer Lending branch offices through the autos-in-branches program until we established an alliance with a third party provider, at which time all auto originations would cease. We were unable to come to satisfactory terms with any lender and as a result, effective January 7, 2009 the autos-in-branches program was terminated. This resulted in the recording of additional one-time termination costs of $1 million during the first quarter of 2009. We will continue to service and collect the

HSBC Finance Corporation

existing auto loan portfolio as it pays down. The restructure liability relating to this decision was $7 million and $10 million at March 31, 2009 and December 31, 2008, respectively. In addition, we recorded a $2 million non-cash charge relating to impairment of fixed assets associated with our Auto Finance business during 2008. As a result of this decision, we have expensed a cumulative total of $32 million in restructuring costs through March 31, 2009. We anticipate additional restructuring costs will be recorded during 2009, however such remaining costs are not expected to be material. While our Auto Finance business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement.

Solstice Capital Group, Inc. Operations:  In December 2008, we decided to cease operations of Solstice Capital Group, Inc. (“Solstice”), a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale. As a result of this decision, we recorded $1 million of one-time termination and other employee benefits during the fourth quarter of 2008 which was paid to the affected employees during the first quarter of 2009. No additional restructuring charges are anticipated in future periods.

The following summarizes the changes in the restructure liability during the three months ended March 31, 2009 and 2008 relating to the actions implemented during 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended March 31, 2009:
Restructure liability at December 31, 2008	$10	$10	$20
Restructuring costs recorded during the first quarter of 2009	1	-	1
Restructuring costs paid during the first quarter of 2009	(8)	(1)	(9)

Restructure liability at March 31, 2009	$3	$9	$12

Three months ended March 31, 2008:
Restructure liability at December 31, 2007	$-	$-	$-
Restructuring costs recorded during the first quarter of 2008	3	-	3

Restructure liability at March 31, 2008	$3	$-	$3

2007 Actions

Beginning in mid-2007 we undertook a number of actions including the following:

> Discontinued correspondent channel acquisitions of our Mortgage Services business;

> Ceased operations of Decision One Mortgage Company;

> Reduced Consumer Lending branch network to approximately 1,000 branches at December 31, 2007; and

> Closed our loan underwriting, processing and collections center in Carmel, Indiana.

HSBC Finance Corporation

The following summarizes the changes in the restructure liability during the three months ended March 31, 2009 and 2008 relating to the actions implemented during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended March 31, 2009:
Restructure liability at December 31, 2008	$1	$17	$18
Restructuring costs recorded during the first quarter of 2009	-	-	-
Adjustments to the restructure liability during the first quarter of 2009	-	-	-
Restructuring costs paid during the first quarter of 2009	(1)	(1)	(2)

Restructure liability at March 31, 2009	$-	$16	$16

Three months ended March 31, 2008:
Restructure liability at December 31, 2007	$17	$37	$54
Restructuring costs recorded during the first quarter of 2008	-	4	4
Adjustments to the restructure liability during the first quarter of 2008	(1)	-	(1)
Restructuring costs paid during the first quarter of 2008	(8)	(10)	(18)

Restructure liability at March 31, 2008	$8	$31	$39

Summary of Restructuring Activities The following table summarizes the net expense for all restructuring activities recorded during the three months ended March 31, 2009 and 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)	Costs(2)	Other(3)	Fixed Assets(3)	Total

	(in millions)

Three months ended March 31, 2009:
Auto Finance	$1	$-	$-	$-	$1
Consumer Lending closure	87	54	14	29	184

	$88	$54	$14	$29	$185

Three months ended March 31, 2008:
Auto Finance	$3	$-	$-	$-	$3
Mortgage Services	-	4	-	-	4
Consumer Lending	(1)	-	-	-	(1)

	$2	$4	$-	$-	$6

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income.

(2)	Lease termination and associated costs and fixed assets write-downs are included as a component of Occupancy and equipment expenses in the consolidated statement of income.

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income.

HSBC Finance Corporation

5.  Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value

	(in millions)

U.S. Treasury	$106	$1	$-	$107
U.S. government sponsored enterprises(1)	135	4	-	139
U.S. government agency issued or guaranteed	31	1	-	32
Obligations of U.S. states and political subdivisions	35	1	(1)	35
Asset-backed securities(2)	153	-	(35)	118
U.S. corporate debt securities(4)	1,703	19	(115)	1,607
Foreign debt securities	281	8	(3)	286
Equity securities(3)	46	1	-	47
Money market funds	574	-	-	574

Subtotal	3,064	35	(154)	2,945
Accrued investment income	32	-	-	32

Total securities available-for-sale	$3,096	$35	$(154)	$2,977

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

U.S. Treasury	$56	$1	$-	$57
U.S. government sponsored enterprises(1)	149	6	-	155
U.S. government agency issued or guaranteed	34	-	-	34
Obligations of U.S. states and political subdivisions	35	-	(1)	34
Asset-backed securities(2)	162	-	(34)	128
U.S. corporate debt securities(4)	1,702	22	(68)	1,656
Foreign debt securities	268	5	(4)	269
Equity securities(3)	64	1	(13)	52
Money market funds	679	-	-	679

Subtotal	3,149	35	(120)	3,064
Accrued investment income	30	-	-	30

Total securities available-for-sale	$3,179	$35	$(120)	$3,094

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

(2)	The majority of our asset-backed securities are residential mortgage-backed securities at March 31, 2009 and December 31, 2008.

(3)	At March 31, 2009 and December 31, 2008, substantially all of our equity securities were perpetual preferred equity investments in the utilities and financial services sectors.

(4)	At March 31, 2009 and December 31, 2008, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of March 31, 2009 and December 31, 2008, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
March 31, 2009	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. government sponsored enterprises	5	$-	$13	6	$-	$5
U.S. government agency issued or guaranteed	-	-	-	1	-	2
Obligations of U.S. states and political subdivisions	3	(1)	10	-	-	-
Asset-backed securities	3	(7)	23	38	(28)	72
U.S. corporate debt securities	218	(36)	507	175	(79)	475
Foreign debt securities	14	(1)	30	6	(2)	27

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2008	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. government sponsored enterprises	3	$-	$6	8	$-	$4
U.S. government agency issued or guaranteed	-	-	-	1	-	4
Obligations of U.S. states and political subdivisions	6	(1)	28	-	-	-
Asset-backed securities	30	(10)	90	15	(24)	19
U.S. corporate debt securities	331	(39)	755	83	(29)	255
Foreign debt securities	25	(3)	69	12	(1)	20
Equity securities	26	(6)	25	18	(7)	17

Gross unrealized losses increased during the first quarter of 2009 primarily due to the impact of higher interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. Our recent decision to discontinue new customer account originations in our Consumer Lending business will adversely impact certain insurance subsidiaries that hold the perpetual preferred securities. Therefore, we believe it is more-likely-than-not that we will be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost. As a result, we recorded $20 million of impairment losses during the first quarter of 2009 related to perpetual preferred securities. The entire unrealized loss was recorded in earnings as FSP SFAS No. 115-2 and 124-2, as discussed more fully below, does not apply to equity securities. We do not consider any other securities to be other-than-temporarily impaired because we expect to recover the entire amortized cost basis of the securities and we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities.

On-Going Assessment for Other-Than Temporary Impairment

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment, pursuant to FASB Staff Position No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its

HSBC Finance Corporation

Application to Certain Investments,” (“FSP SFAS No. 115-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we must then assess whether the unrealized loss is other-than-temporary. Prior to the adoption of FASB Staff Position No. 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS No. 115-2”), unrealized losses on all securities that were determined to be other-than-temporary were recorded entirely to earnings while unrealized losses determined to be temporary were recorded net of tax in other comprehensive income. Under FSP SFAS No. 115-2, an unrealized loss, is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result of our early adoption of FSP SFAS No. 115-2, on January 1, 2009, the credit loss component of any other-than-temporary impairment write-down for debt securities is recorded in the consolidated statement of income while the remaining portion of the impairment loss is recognized net of tax in other comprehensive income provided we do not intend to sell the underlying debt security and it is more-likely-than-not that we would not have to sell the debt security prior to recovery.

For all debt securities, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date.

Debt securities issued by the U.S. Treasury, U.S. Government agencies and government sponsored entities accounted for 9 percent of total available-for-sale securities as of March 31, 2009. We assess asset-backed securities issued by private issuers for credit losses on a quarterly basis. We consider the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis. In general, a cash flow based recovery analysis is performed if the fair value of the debt security is below its amortized cost by more than 20 percent on a cumulative basis;

•	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spread, overcollateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by the rating agencies.

At March 31, 2009, substantially all of our corporate debt securities are rated A- or better. However, without recovery in the near-term, spreads returning to levels that reflect underlying credit characteristics and liquidity returning to the markets, additional other-than-temporary impairments may occur in future periods.

Approximately 78 percent of our asset-backed securities, which totaled $118 million at March 31, 2009, are rated “AAA.” At December 31, 2008, approximately 88 percent of the $128 million asset-backed securities were rated “AAA”. There are no subprime assets supporting these securities.

Proceeds from the sale of available-for-sale investments totaled approximately $10 million and $82 million during the three months ended March 31, 2009 and 2008, respectively. We realized gross gains of $1 million during each of the three month periods ended March 31, 2009 and 2008. We realized gross losses of less than $1 million during each of the three month periods ended March 31, 2009 and 2008.

There are no restricted money market funds at March 31, 2009. Money market funds at December 31, 2008, included $144 million which were restricted for the sole purpose of paying down certain secured financings at the established payment date.

HSBC Finance Corporation

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At March 31, 2009
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$27	$78	$1	$-	$106
Fair value	27	79	1	-	107
Yield(1)	1.95%	1.67%	4.95%	-	1.77%
U.S. government sponsored enterprises:
Amortized cost	$2	$8	$56	$69	$135
Fair value	2	8	58	71	139
Yield(1)	2.67%	5.19%	4.62%	5.01%	4.82%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$31	$31
Fair value	-	-	-	32	32
Yield(1)	-	-	-	4.70%	4.70%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$6	$29	$35
Fair value	-	-	6	29	35
Yield(1)	-	-	4.24%	3.94%	4.00%
Asset-backed securities:
Amortized cost	$1	$15	$31	$106	$153
Fair value	1	15	31	71	118
Yield(1)	7.47%	5.44%	4.75%	3.84%	4.20%
U.S. corporate debt securities:
Amortized cost	$121	$862	$199	$521	$1,703
Fair value	120	837	185	465	1,607
Yield(1)	4.13%	4.96%	5.17%	5.54%	5.10%
Foreign debt securities:
Amortized cost	$34	$182	$40	$25	$281
Fair value	34	187	40	25	286
Yield(1)	5.33%	4.92%	5.16%	6.51%	5.15%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

6.  Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2009	2008

	(in millions)

Real estate secured	$69,575	$71,666
Auto finance	6,620	7,621
Credit card	12,038	13,231
Private label(1)	-	65
Personal non-credit card	14,764	15,568
Commercial and other	61	93

Total receivables	103,058	108,244
HSBC acquisition purchase accounting fair value adjustments	(5)	(26)
Accrued finance charges	2,429	2,445
Credit loss reserve for receivables	(12,972)	(12,415)
Unearned credit insurance premiums and claims reserves	(219)	(227)

Total receivables, net	$92,291	$98,021

(1)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $37 million as of March 31, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Secured financings of $8.8 billion at March 31, 2009 are secured by $14.8 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $15.0 billion at December 31, 2008 are secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Purchased Receivable Portfolios:

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. These acquired receivables were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $59 million and $62 million at March 31, 2009 and at December 31, 2008, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $75 million and $76 million at March 31, 2009 and December 31, 2008, respectively. Credit loss reserves of $11 million and $6 million as of March 31, 2009 and December 31, 2008, respectively, were established for the acquired Champion receivables subject to SOP 03-3 due to a decrease in the expected future cash flows since the acquisition. There were no reclassifications to accretable yield from non-accretable yield during the quarter ended March 31, 2009. There was a reclassification to accretable yield from non-accretable of $1 million during the three months ended March 31, 2008. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Champion portfolio.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables which were also subject to the requirements of SOP 03-3. The carrying amount of the credit

HSBC Finance Corporation

card receivables acquired from Metris which were subject to SOP 03-3 was $44 million and $52 million at March 31, 2009 and December 31, 2008, respectively, and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $63 million and $77 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, no credit loss reserve for the acquired Metris receivables subject to SOP 03-3 was established as there has been no decrease to the expected future cash flows since the acquisition. There was a reclassification to accretable yield from non-accretable of $8 million and $5 million during the three months ended March 31, 2009 and 2008, respectively. This reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying Metris portfolio.

The following summarizes the accretable yield on Metris and Champion receivables at March 31, 2009 and 2008:

	Three Months
	Ended March 31,
	2009	2008

	(in millions)

Accretable yield at beginning of period	$(28)	$(36)
Accretable yield amortized to interest income during the period	7	9
Reclassification from non-accretable difference	(8)	(6)

Accretable yield at end of period	$(29)	$(33)

Collateralized funding transactions:

We maintain facilities with third parties which provide for the securitization or secured financing of receivables on both a revolving and non-revolving basis totaling $2.2 billion, all of which was utilized at March 31, 2009. At December 31, 2008, we had facilities which provided for securitization or secured financings on both a revolving and non-revolving basis of $8.2 billion, of which $5.8 billion was utilized. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and our general liquidity plans.

Troubled Debt Restructurings:

The following table presents information about our TDR Loans:

	March 31,	December 31,
	2009	2008

	(in millions)

TDR Loans:
Real estate secured:
Mortgage Services	$2,719	$2,662
Consumer Lending	1,691	1,674

Total real estate secured	4,410	4,336
Auto finance	220	191
Credit card	244	403
Personal non-credit card	718	590

Total TDR Loans	$5,592	$5,520

HSBC Finance Corporation

	March 31,	December 31,
	2009	2008

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$456	$383
Consumer Lending	365	341

Total real estate secured	821	724
Auto finance	55	45
Credit card	56	80
Personal non-credit card	174	108

Total credit loss reserves for TDR Loans(1)	$1,106	$957

(1)	Included in credit loss reserves.

	Three Months Ended March 31,
	2009	2008

	(in millions)

Average balance of TDR Loans	$5,528	$3,617
Interest income recognized on TDR Loans	96	59

Concentrations of Credit Risk:

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

Interest-only loans allow customers to pay the interest only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required. The outstanding balance of our interest-only loans was $1.9 billion (2 percent of receivables, including receivables held for sale) and $2.2 billion (2 percent of receivables, including receivables held for sale) at March 31, 2009 and December 31, 2008, respectively. We no longer originate or acquire interest-only loans.

At March 31, 2009 and December 31, 2008, we had $12.7 billion and $13.4 billion, respectively, in ARM loans at our Consumer Lending and Mortgage Services businesses. The majority of our adjustable rate mortgages were acquired from correspondent lenders of our Mortgage Services business. In 2007, we discontinued correspondent channel acquisitions and eliminated the small volume of ARM originations in our Consumer Lending business. The table below shows ARM loans that will experience their first interest rate reset in 2009. ARM loans with reset dates after 2009 are not significant.

	Outstanding Balance of	First Interest Rate
	ARM Loans	Reset in 2009(1)

	(in billions)

March 31, 2009	$12.7	$2.6
December 31, 2008	13.4	3.3

(1)	Based on original contractual reset date and the outstanding receivable levels at the end of each period.

HSBC Finance Corporation

Prior to 2007, we increased our portfolio of stated income loans within our Mortgage Services portfolio. Stated income loans are underwritten based on the loan applicant’s representation of annual income which is not verified by receipt of supporting documentation and, accordingly, carry a higher risk of default if the customer has not accurately reported their income. The outstanding balance of stated income loans in our real estate secured portfolio was $5.0 billion and $5.2 billion at March 31, 2009 and December 31, 2008, respectively. We no longer offer stated income loans.

7.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended March 31,
	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$12,415	$10,413
Provision for credit losses	2,945	2,828
Charge-offs	(2,523)	(2,552)
Recoveries	135	187

Credit loss reserves at end of period	$12,972	$10,876

8.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	March 31,	December 31,
	2009	2008

	(in millions)

Real estate secured(1)	$49	$323
Auto finance	-	2,786
Credit card	1,360	13,571

Total receivables held for sale, net	$1,409	$16,680

(1)	Includes the following receivables which were originated with the intent to sell:

	March 31,	December 31,
	2009	2008

	(in millions)

Real estate secured receivables:
Consumer Lending	$8	$53
Mortgage Services	41	45

Total	$49	$98

HSBC Finance Corporation

The following table shows the activity in receivables held for sale during the first quarter of 2009:

Receivables
Held for Sale

(in millions)

Receivables held for sale – December 31, 2008	$16,680
Receivable sales	(14,850)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale(1)	(170)
Transfer of receivables to held for investment	(214)
Net change in receivable balance	(37)

Receivables held for sale – March 31, 2009	$1,409

(1)	Includes $1 million with respect to real estate secured loans originated with the intent to sell.

In January 2009, we sold our GM and UP Portfolios as well as certain auto finance receivables to HSBC Bank USA. See Note 3, “Receivable Portfolio Sales to HSBC Bank USA and Adoption of FFIEC Policies,” for details of these transactions.

In March 2009, we transferred real estate secured receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future, generally twelve months for real estate secured receivables. These receivables were transferred at their current fair market value of $214 million. The outstanding contractual balance of these receivables was $278 million at March 31, 2009.

As a result of the adverse economic conditions in the U.S., we have increased the valuation allowance associated with receivables held for sale subsequent to the initial transfer to receivables held for sale. The valuation allowance related to loans held for sale is presented in the following table:

(in millions)

Valuation allowance at December 31, 2008	$358
Increase in allowance for net reductions in market value	170
Decreases in valuation allowance for loans sold, charged-off or transferred to held for investment	(32)

Valuation allowance at March 31, 2009	$496

HSBC Finance Corporation

9.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

		(in millions)

March 31, 2009
Purchased credit card relationships and related programs	$1,736	$-	$888	$848
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	255	18

Total	$2,351	$172	$1,313	$866

December 31, 2008
Purchased credit card relationships and related programs	$1,736	$-	$855	$881
Consumer loan related relationships	333	158	170	5
Technology, customer lists and other contracts	282	-	246	36

Total	$2,351	$158	$1,271	$922

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2009	$161
2010	141
2011	138
2012	135
2013	99
Thereafter	72

As a result of the decision to discontinue all new customer account originations for all receivable products in our Consumer Lending business in late February 2009, during the first quarter of 2009 we performed an interim impairment test for our technology, customer list and loan related relationship intangible assets. As a result of these tests, we concluded that the carrying value of the technology, customer list and loan related relationship intangible assets exceeded their fair value and we recorded an impairment charge of $14 million to reduce these assets to their current fair value.

10.  Goodwill

Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC or our acquisition of Metris have historically been adjusted against goodwill pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As a result of the adoption of Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations,” (“SFAS No. 141(R)”), in 2009, changes in such estimates are now recorded in earnings.

HSBC Finance Corporation

Changes in the carrying amount of goodwill are as follows:

	2009	2008

	(in millions)

Balance at January 1,	$2,294	$2,635
Goodwill impairment related to our Insurance Services business	(260)	-
Goodwill impairment related to our Card and Retail Services business	(393)	-
Change in estimate of the tax basis of assets and liabilities	-	(2)

Balance at March 31,	$1,641	$2,633

As a result of the continuing deterioration of the economic conditions in the United States as well as the decision to discontinue all new customer account originations of all receivable products in our Consumer Lending business in late February 2009, during the first quarter of 2009 we performed an interim goodwill impairment test of our Card and Retail Services and Insurance Services businesses. For our Card and Retail Services business, a review of cost of capital requirements resulted in the use of a higher discount rate in our discounted cash flow model which, when combined with the changes in fair value of certain reporting unit assets and liabilities, resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. As a result, during the first quarter of 2009, we recorded an impairment charge of $393 million relating to this business. Our remaining goodwill balance of $1.6 billion relates solely to our Cards and Retail Services business. Goodwill impairment testing is highly sensitive to certain assumptions and estimates used. Because there is uncertainty inherent in these estimates, it is reasonably possible such estimates could change. In the event of further significant deterioration in the economic and credit conditions beyond the levels already reflected in our cash flow forecasts or changes in the strategy or performance of our Card and Retail Services business occur, additional impairment tests will again be required in 2009, likely on a quarterly basis.

For our Insurance Services business, the closure of our Consumer Lending loan originations has resulted in a substantial decrease in credit insurance policies sold which significantly impacted our cash flow forecasts for the Insurance Services reporting unit. Therefore, we recorded an impairment charge in the first quarter of 2009 of $260 million which represents all of the goodwill allocated to our Insurance Services business.

11.  Derivative Financial Instruments

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

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Historically, customer demand for our receivable products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management

HSBC Finance Corporation

strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We do not use leveraged derivative financial instruments.

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

Forwards are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the level of the spot price when the contract is settled. We use foreign exchange rate forward contracts to reduce our exposure to foreign currency exchange risk related to our debt liabilities. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

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

We do not manage credit risk or the changes in fair value due to the changes in credit risk by entering into derivative financial instruments such as credit derivatives or credit default swaps.

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

At March 31, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related assets or derivative related liabilities. At March 31, 2009 and December 31, 2008, we provided third party swap counterparties with $15 million and $26 million of collateral, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At March 31, 2009 and December 31, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $1.7 billion and $2.9 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”) and recorded in our balance sheet as a component of derivative related assets or liabilities. At March 31, 2009, we had derivative contracts with a notional value of approximately $73.9 billion, including $72.4 billion outstanding with HSBC Bank USA. At

HSBC Finance Corporation

December 31, 2008, we had derivative contracts with a notional value of approximately $79.7 billion, including $77.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under SFAS No. 133. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges.

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. As discussed more fully below, during 2007 we substantially reduced the amount of hedging relationships outstanding as a result of adopting SFAS No. 159. Hedge ineffectiveness associated with fair value hedges is recorded in other revenues as derivative income and was a gain of $16 million ($10 million after tax), and a loss of $(5) million ($(3) million after tax) for the three months ended March 31, 2009 and 2008, respectively. All of our fair value hedges were associated with debt during 2008 and the first quarter of 2009. We recorded fair value adjustments for unexpired fair value hedges which increased the carrying value of our debt $139 million and $124 million at March 31, 2009 and December 31, 2008, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives(1)			Liability Derivatives(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$19	$19	Derivative related liabilities	$22	$18

Currency swaps	Derivative financial assets	171	238	Derivative related liabilities	-	-

Total fair value hedges		$190	$257		$22	$18

(1)	The fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FSP 39-1, and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings.

				Amount of Gain (Loss)		Amount of Gain (Loss)
				Recognized in Income		Recognized in Income
				On the Derivative		On Hedged Items

		Location of	Location of
		Gain (Loss)	Gain (Loss)
		Recognized in	Recognized in
		Income on	Income on	Three Months Ended March 31,
	Hedged Item	Derivative	Hedged Item	2009	2008	2009	2008

				(in millions)		(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative income	Derivative income	$(4)	$22	$11	$(24)
Currency swaps	Fixed rate borrowings	Derivative income	Derivative income	42	30	(33)	(33)

Total				$38	$52	$(22)	$(57)

HSBC Finance Corporation

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges (net of tax) are reported in accumulated other comprehensive income (loss) and totaled a loss of $(1,474) million ($(937) million after tax) and $(1,873) million ($(1,193) million after tax) at March 31, 2009 and December 31, 2008, respectively. We expect $(693) million ($(446) million after tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. Hedge ineffectiveness associated with cash flow hedges recorded in other revenues as derivative income was a gain of $39 million ($25 million after tax) and a loss of $(2) million ($(1) million after tax) for the three months ended March 31, 2009 and 2008, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives(1)(2)			Liability Derivatives(1)
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(836)	$(1,056)	Derivative related liabilities	$-	$-

Currency swaps	Derivative financial assets	479	1,164	Derivative related liabilities	-	-

Total cash flow hedges		$(357)	$108		$-	$-

(1)	The fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FSP 39-1 and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	Although the fair value of our cash flow hedges shown in the table above are in a net liability position at March 31, 2009, they are reported on our balance sheet as derivative financial assets in accordance with FSP 39-1 as the net exposure with the counterparty is in an asset position.

The following table provides the gain or loss recorded on our cash flow hedging relationships.

						Location of Gain
			Location of Gain			(Loss) Recognized
	Gain (Loss)		(Loss) Reclassified	Gain (Loss) Reclassed		in Income on	Gain (Loss) Recognized in
	Recognized in OCI		from Accumulated	from Accumulated OCI into		the Derivative	Income on
	on Derivative		OCI into Income	Income (Effective		(Ineffective	Derivative (Ineffective
	(Effective Portion)		(Effective Portion)	Portion)		Portion)	Portion)

	Three Months Ended March 31,

	2009	2008		2009	2008		2009	2008

	(in millions)			(in millions)			(in millions)

Interest rate swaps	$138	$(369)	Interest expense	$(3)	$(3)	Derivative income	$1	$(1)
Interest rate swaps	-	-	Gain on bulk receivable sale to HSBC affiliates	(80)	-		-	-
Currency swaps	181	(433)	Interest expense	(19)	(31)	Derivative income	38	(1)

Total	$319	$(802)		$(102)	$(34)		$39	$(2)

Non-Qualifying Hedging Activities We may use interest rate caps, exchange traded options, interest rate and currency swaps and foreign exchange forwards which are not designated as hedges under SFAS No. 133 because they do not qualify as effective hedges. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. Unrealized and realized gains (losses) on derivatives which were not designated as hedges are

HSBC Finance Corporation

reported in other revenues as derivative income and totaled $(17) million ($(11) million after tax) and $11 million ($7 million after tax) for the three months ended March 31, 2009 and 2008, respectively. The following table provides information related to the location and derivative fair values in the consolidated balance sheet for our non-qualifying hedges, none of which are designated as hedging instruments:

	Asset Derivatives(1)(2)			Liability Derivatives(1)

		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate contracts	Derivative financial assets	$(318)	$(324)	Derivative related liabilities	$-	$-
Currency contracts	Derivative financial assets	(39)	44	Derivative related liabilities	-	-

Total non-qualifying hedges		$(357)	$(280)		$-	$-

(1)	The fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FSP 39-1 and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

(2)	Although the fair value of our non-qualifying hedges shown in the table above are in a net liability position, they are reported on our balance sheet as derivative financial assets in accordance with FSP 39-1 as the net exposure with the counterparty is in an asset position.

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income	Recognized in Income
	on Derivative	On Derivative

Three Months Ended March 31,		2009	2008

		(in millions)

Interest rate contracts	Derivative income	$(16)	$11
Currency contracts	Derivative income	(1)	-

Total		$(17)	$11

In addition to the non-qualifying hedges described above, we have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are considered economic hedges and realized gains and losses are reported as “Gain on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 12, “Fair Value Option,” for further discussion.

	Asset Derivatives(1)			Liability Derivatives(1)

		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$1,540	$1,746	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	521	574	Derivative related liabilities	-	-

Total non-qualifying hedges		$2,061	$2,320		$-	$-

(1)	The fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FSP 39-1 and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

HSBC Finance Corporation

The following table provides the gain or loss recorded on the derivatives related to fair value option debt due to changes in interest rates:

		Amount of Gain (Loss)
		Recognized in Income
		On Derivative

	Location of Gain (Loss)
	Recognized in Income
Three Months Ended March 31,	on Derivative	2009	2008

		(in millions)

Interest rate swaps	Gain (loss) on debt designated at fair value and related derivatives	$(14)	$827
Currency swaps	Gain (loss) on debt designated at fair value and related derivatives	154	76

Total		$140	$903

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	March 31, 2009	December 31, 2008

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$23,092	$26,105
Currency swaps	18,148	18,648

	41,240	44,753

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	4,400	3,610
Purchased caps	1,329	1,581
Foreign exchange:
Swaps	1,228	1,228
Forwards	-	2

	6,957	6,421

Derivatives associated with debt carried at fair value:
Interest rate swaps	22,371	25,104
Currency swaps	3,379	3,379

	25,750	28,483

Total	$73,947	$79,657

12.  Fair Value Option

We elected fair value option (“FVO”) reporting for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. To align our U.S. GAAP and IFRSs accounting treatment, we have adopted FVO reporting only for the fixed rate debt issuances which also qualify for FVO reporting under IFRSs.

Long term debt at March 31, 2009 of $75.2 billion includes $22.7 billion of fixed rate debt carried at fair value. At March 31, 2009, we have not elected FVO for $22.9 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at March 31, 2009 has an aggregate unpaid principal balance of $28.1 billion

HSBC Finance Corporation

which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $217 million. Long term debt at December 31, 2008 of $90.0 billion includes $28.3 billion of fixed rate debt carried at fair value. At December 31, 2008, we have not elected FVO for $23.9 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at December 31, 2008 has an aggregate unpaid principal balance of $29.8 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $413 million.

We recorded a net gain of $3,972 million and $274 million from fair value changes on our fixed rate debt accounted for under FVO during the three months ended March 31, 2009 and 2008 which is included in “Gain on debt designated at fair value and related derivatives” as a component of other revenues in the consolidated statement of income. “Gain on debt designated at fair value and related derivatives” in the consolidated statement of income also includes the mark-to-market adjustment on the derivatives related to the debt designated at fair value as well as net realized gains or losses on these derivatives. The components of “Gain on debt designated at fair value and related derivatives” are as follows:

Three Months Ended March 31,	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$181	$(1,015)
Credit risk component	3,791	1,289

Total mark-to-market on debt designated at fair value	3,972	274
Mark-to-market on the related derivatives(1)	20	918
Net realized gains (losses) on the related derivatives	120	(15)

Total	$4,112	$1,177

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative income associated with debt designated at fair value was a gain of $196 million and a loss of $(346) million for the three months ended March 31, 2009 and 2008, respectively. Offsetting gains (losses) recorded in derivative income associated with the related derivatives was a loss of $(196) million and a gain of $346 million for the three months ended March 31, 2009 and 2008, respectively.

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

The changes in the debt interest rate component and the derivative market value during the first quarter of 2009 reflect a steepening in the U.S. LIBOR curve. Since January 1, 2009, interest rates for instruments with terms of three years or less have decreased while interest rates for instruments with terms of greater than three years have increased. Also in 2009, market illiquidity has created changes in the value of the debt which does not have a corresponding impact on the value of the related derivative. In the first quarter of 2008, both short-term and long-term interest rates decreased resulting in a loss in the debt interest rate component and a gain in the derivative market value. Changes in the value of the interest rate component of the debt as compared to the related derivatives are also affected by the differences in cash flows and valuation methodologies for the debt and related derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives.

HSBC Finance Corporation

Our credit spreads widened dramatically in the first quarter of 2009 subsequent to the announcement of the discontinuation of all new customer account originations in our Consumer Lending business and the closure of substantially all branch offices as well as credit rating downgrades in early March 2009. Changes in the credit risk component of the debt during the first quarter of 2008 were impacted by a general widening of new issue and secondary bond market credit spreads across all domestic bond market sectors as well as a general lack of liquidity in the secondary bond market during the period.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2009 should not be considered indicative of the results for any future periods.

13.  Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended March 31,	2009		2008

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$604	35.0%	$148	35.0%
Increase (decrease) in rate resulting from:
Goodwill impairment	224	13.0	-	-
Receivable portfolio affiliate sales	(47)	(2.7)	-	-
State and local taxes, net of Federal benefit	30	1.7	(24)	(5.7)
State rate change effect on net deferred taxes	32	1.9	64	15.1
Low income housing and other tax credits	(9)	(.5)	(13)	(3.1)
Leveraged lease accounting	15	.9	8	1.9
Other	6	.2	2	.5

Total income tax expense (benefit)	$855	49.5%	$185	43.7%

The effective tax rate for the three months ended March 31, 2009 was significantly impacted by the non-tax deductible impairment of goodwill related to the Card and Retail Services and Insurance Services businesses. The percentage impact of reconciling items is larger in the three months ended March 31, 2008 as a result of the significantly lower level of pre-tax book profit in that period. The effective tax rate for the three months ended March 31, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating losses. Our net deferred tax assets, net of deferred tax liabilities and valuation allowances, totaled $1.9 billion and $3.3 billion as of March 31, 2009 and December 31, 2008 respectively. The current valuation allowance primarily relates to certain foreign tax credits, capital losses and state net operating loss carryforwards. The decrease in the net deferred tax asset at March 31, 2009 is due to the significant gain on debt carried at fair value which is deferred for tax purposes.

We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period.

HSBC Finance Corporation

Based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize substantially all of our deferred tax assets. Since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they are fully committed and have the capacity to provide such support. In considering only the expected benefits of tax planning strategies, it is more likely than not that the deferred tax asset would be fully realized before the end of the applicable carryforward period. Absent the capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

We are included in HSBC North America’s consolidated Federal income tax return and in various state income tax returns. We have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the timing and the current amount of taxes to be paid or received by the various entities. The evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level and considers our activities and performance together with the tax planning strategies identified in reaching a conclusion on recoverability.

If future events differ from our current forecasts, a valuation allowance may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance, including the consideration of the prudence and feasibility of the various tax planning strategies, some of which rely on the level of capital support from HSBC.

14.  Pension and Other Post-retirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of income are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

Three Months Ended March 31,	2009	2008

	(in millions)

Service cost – benefits earned during the period	$9	$15
Interest cost on projected benefit obligation	17	18
Expected return on assets	(12)	(21)
Recognized losses	9	-

Pension expense	$23	$12

Pension expense increased during the first quarter of 2009 due to the amortization of a portion of the actuarial losses incurred by the plan as a result of the volatile capital markets that occurred in 2008.

Components of the net periodic benefit cost for our post-retirement benefits other than pensions are as follows:

Three Months Ended March 31,	2009	2008

	(in millions)

Service cost – benefits earned during the period	$1	$1
Interest cost	3	4
Gain on curtailment	(16)	-
Recognized gains	(1)	(1)

Net periodic post-retirement benefit cost	$(13)	$4

HSBC Finance Corporation

During the three months ended March 31, 2009, we recorded a curtailment gain of $16 million as a result of the decision in late February 2009 to discontinue new customer account originations for all products by our Consumer Lending business and close substantially all branch offices.

15.  Related Party Transactions

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

	March 31, 2009	December 31, 2008

	(in millions)

Assets and (Liabilities):
Cash	$332	$237
Securities purchased under agreements to resell	4,601	1,025
Derivative related assets (liability), net	(156)	(461)
Affiliate preferred stock received in sale of U.K. credit card business(1)	214	219
Other assets	59	255
Due to affiliates	(12,217)	(13,543)
Other liabilities	(326)	(278)

(1)	Balance will fluctuate due to foreign currency exchange rate impact.

HSBC Finance Corporation

For the Three Months Ended March 31,	2009	2008

	(in millions)

Income/(Expense):
Interest expense – HSBC affiliates	$(297)	$(255)
Interest income from HSBC affiliates	3	12
Net gain on bulk sale of receivables to HSBC Bank USA	57	-
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of domestic private label receivable originations	17	35
Daily sales of credit card receivables	109	20
Sales of real estate secured receivables	2	-

Total gain on receivable sales to HSBC affiliates	128	55

Servicing and other fees from HSBC affiliates:
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing revenue	1	2
Private label and card receivable servicing and related fees	167	111
Auto finance receivable servicing and related fees	14	1
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	9	13
HSBC Technology and Services (USA) Inc. (“HTSU”)	2	4

Total servicing and other fees from HSBC affiliates	193	131

Taxpayer financial services loan origination and other fees	(10)	(12)
Support services from HSBC affiliates:
HTSU	(227)	(212)
HSBC Global Resourcing (UK) Ltd.	(44)	(42)
Other HSBC affiliates	(8)	(15)

Total support services from HSBC affiliates	(279)	(269)

Stock based compensation expense with HSBC	(15)	(23)
Insurance commission paid to HSBC Bank Canada	(5)	(2)

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement will sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. During the three months ended March 31, 2009, we sold $4.2 billion of new GM and UP receivable originations to HSBC Bank USA. We continue to service the sold GM and UP Portfolios and receive servicing and related fee income from HSBC Bank USA. At March 31, 2009, we were servicing $11.9 billion of GM and UP credit card receivables for HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the daily sales of new GM and UP credit card receivable originations are reflected in the table above.

•	In January 2009, we also sold certain auto finance receivables with an outstanding principal balance of $3.0 billion to HSBC Bank USA at the time of sale and recorded a gain on the bulk sale of these receivables

HSBC Finance Corporation

of $7 million. We continue to service these auto finance receivables for HSBC Bank USA for a fee which is reflected in the table above. At March 31, 2009, we were servicing $2.6 billion of auto finance receivables for HSBC Bank USA.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and in December 2004, we sold HSBC Bank USA our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold domestic private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis substantially all new private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the sale of domestic private label and credit card receivables are reflected in the table above. Related to the private label receivables and for the account relationships purchased from HSBC Bank USA, the following table summarizes the receivables we are servicing at March 31, 2009 and December 31, 2008 and the receivables sold during the three months ended March 31, 2009 and 2008:

	Private Label	Credit Card
	Receivables	Receivables

	(in billions)

Receivables serviced for HSBC Bank USA:
March 31, 2009	$16.3	$1.9
December 31, 2008	18.0	2.0
Receivables sold to HSBC Bank USA during the three months ended:
March 31, 2009	3.6	1.0
March 31, 2008	4.5	1.1

•	As of March 31, 2009 and December 31, 2008, we were servicing $2.0 billion and $2.1 billion, respectively, of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables of $1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively, is recorded in Servicing and other fees from HSBC affiliates in the consolidated statement of income.

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.8 billion and $2.0 billion at March 31, 2009 and December 31, 2008, respectively. Fees paid relating to the servicing of this portfolio totaled $2 million and $4 million for the three months ended March 31, 2009 and 2008, respectively, and are reported in Support services from HSBC affiliates.

•	HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $10 million and $12 million during the three months ended March 31, 2009 and 2008, respectively. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and

HSBC Finance Corporation

administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either March 31, 2009 or December 31, 2008.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to us in December 2008. This is a 364 day credit facility and there were no balances outstanding at March 31, 2009 or December 31, 2008.

•	HSBC Bank USA extended a $1.0 billion committed credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This is a 364 day credit facility and there were no balances outstanding at March 31, 2009 or December 31, 2008.

Transactions with HSBC Holdings plc:

•	At March 31, 2009 and December 31, 2008, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at March 31, 2009 or December 31, 2008. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income.

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. Interest expense recorded on the underlying junior subordinated notes totaled $3 million and $4 million during the three months ended March 31, 2009 and 2008. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC. As of March 31, 2009, our share of future compensation cost related to grants which have not yet fully vested is approximately $69 million. This amount is expected to be recognized over a weighted-average period of 1.8 years.

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced by a line of credit from another affiliate. The balance outstanding under this line of credit was $.6 billion at December 31, 2007 and was included in other assets. Interest income associated with this line of credit was recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

•	Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU recorded as a reduction of occupancy and equipment expense was $11 million and $12 million during the three months ended March 31, 2009 and 2008, respectively.

•	During the fourth quarter of 2008, we sold miscellaneous assets to HTSU for a purchase price equal to the book value of these assets of $41 million.

HSBC Finance Corporation

Transactions with other HSBC affiliates:

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $72.4 billion and $77.9 billion at March 31, 2009 and December 31, 2008, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $1.7 billion and $2.9 billion at March 31, 2009 and December 31, 2008, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”).

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $2 million and $6 million during the three months ended March 31, 2009 and 2008, respectively, and is reflected as Interest income from HSBC affiliates in the table above.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $44 million and $42 million during the three months ended March 31, 2009 and 2008, respectively are included as a component of Support services from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Through August 2008, our Canadian business originated and serviced auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income (expense) and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

•	We utilize HSBC Markets (USA) Inc., an affiliated HSBC entity, to lead manage the underwriting of a majority of our debt issuances. There were no fees paid to the affiliate for such services during the three months ended March 31, 2009 or 2008. For debt not accounted for under the fair value option, fees paid for such services are amortized over the life of the related debt.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 14, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	As previously discussed in Note 2, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). The results of operations for our U.K. Operations have been reclassified as Income from discontinued operations for all periods presented.

•	As previously discussed in Note 2, “Discontinued Operations,” in November 2008 we sold all of the common stock of the holding company of our Canadian Operations to HSBC Bank Canada for approximately $279 million (based on the exchange rate on the date of sale). While HSBC Bank Canada assumed the liabilities of our

HSBC Finance Corporation

Canadian Operations as a result of this transaction, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale for a fee. During the three months ended March 31, 2009, we recorded $1 million for providing this guarantee. As of March 31, 2009, the outstanding balance of the guaranteed notes was $2.8 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network during the three months ended March 31, 2009 were $5 million and are included in Insurance Commission paid to HSBC Bank Canada. The results of operations for our Canadian Operations have been reclassified as Income from discontinued operations for all periods presented.

16.  Business Segments

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. Products are also offered and customers serviced through the Internet.

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

Beginning in the first quarter of 2009, we began allocating the majority of the costs of our corporate and treasury activities to our reportable segments which had previously not been considered in determining segment profit (loss). These allocated costs are now reported as intersegment revenues in the “All Other” caption and operating expenses for our reportable segments. There have been no other changes in the basis of segmentation or measurement of segment profit (loss) as compared with the presentation in our 2008 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card, auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(3)	Adjustments(4)	ifications(5)	Totals

	(In millions)

Three months ended March 31, 2009
Net interest income	$1,340	$1,035	$256	$-		$2,631	$(724)	$(204)	$(24)	$1,679
Other operating income (Total other revenues)	660	(39)	4,030	(7	)(1)	4,644	103	35	175	4,957
Loan impairment charges (Provision for credit losses)	1,511	2,435	-	-		3,946	(839)	(162)	-	2,945
Operating expenses (Total costs and expenses)	488	557	1,677	(7)		2,715	3	(905)	151	1,964
Profit (loss) before tax	1	(1,996)	2,609	-		614	215	898	-	1,727
Net income (loss)	(7)	(1,320)	1,043	-		(284)	186	970	-	872
Customer loans (Receivables)	42,867	95,651	1,076	-		139,594	(33,686)	(441)	(2,409)	103,058
Assets	40,701	88,548	17,432	(3	)(2)	146,678	(32,225)	(3,137)	(166)	111,150
Intersegment revenues	2	34	(29)	(7	)(1)	-	-	-	-	-

Three months ended March 31, 2008
Net interest income	$1,302	$1,563	$(92)	$-		$2,773	$(363)	$(49)	$(25)	$2,336
Other operating income (Total other revenues)	844	(25)	1,309	(6	)(1)	2,122	(37)	43	189	2,317
Loan impairment charges (Provision for credit losses)	1,024	2,158	5	-		3,187	(369)	15	(5)	2,828
Operating expenses (Total costs and expenses)	580	465	156	(7)		1,194	12	27	169	1,402
Profit (loss) before tax	542	(1,085)	1,056	1		514	(43)	(48)	-	423
Net income (loss)	348	(694)	653	1		308	(30)	(40)	-	238
Customer loans (Receivables)	46,892	114,020	1,633	-		162,545	(20,317)	165	(1,500)	140,893
Assets	45,566	109,635	22,501	-	(2)	177,702	(19,384)	(7,461)	(268)	150,589
Intersegment revenues	5	44	(43)	(6	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Management Basis Adjustments represent the GM and UP credit card Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

Further discussion of the differences between IFRSs and U.S. GAAP are presented in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q under the caption “Basis of Reporting.” A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income

Effective interest rate – The calculation of effective interest rates under IFRS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans held for resale which is included in other revenues for IFRSs.

Deferred loan origination costs and fees – Loan origination cost deferrals under IFRSs are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

HSBC Finance Corporation

Derivative interest expense – Under IFRSs, net interest income includes the interest element for derivatives which correspond to debt designated at fair value. For U.S. GAAP, this is included in Gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues. Additionally, under IFRSs, insurance investment income is included in net interest income instead of as a component of other revenues under U.S. GAAP.

Other operating income (Total other revenues)

Policyholder benefits – Other revenues under IFRSs includes policyholder benefits expense which is classified as other expense under U.S. GAAP.

Loans held for sale – IFRSs requires loans designated as held for resale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for resale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.

For receivables transferred to held for sale subsequent to origination, there are no accounting requirements under IFRSs for loans that management intends to sell. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the component of the lower of cost or fair value adjustment related to credit risk is recorded in the statement of income as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income in other revenues.

Other-than-temporary impairments – As a result of the guidance issued by the SEC in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs.

Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it neither intends to sell the security nor concludes that it is more-likely-than-not that it will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire decline in value is recognized in earnings.

Loan impairment charges (Provision for credit losses)

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

As discussed above, under U.S. GAAP the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income as provision for credit losses. There is no similar requirement under IFRSs.

Operating expenses

Goodwill impairment under IFRSs is higher than that under U.S. GAAP due to higher levels of goodwill established under IFRSs as well as differences in how impairment is measured. However, operating expenses are lower under IFRSs as policyholder benefits expenses are reported as an offset to other revenues as discussed above. There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense and changes in tax estimates.

HSBC Finance Corporation

Assets

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed.

Other – In addition to the differences in customer loan balances as discussed above, securities under IFRSs includes HSBC Group shares held for stock plans at fair value. Additionally, there are higher derivative related assets under IFRSs compared to U.S. GAAP due to more stringent netting requirements under U.S. GAAP.

17.  Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” provides a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS No. 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in millions)

March 31, 2009:
Derivative related assets(1)	$1,536	$-	$1,536	$-
Securities purchased under agreements to resell	5,601	5,601	-	-
Available for sale securities:
U.S. Treasury	107	107	-	-
U.S. government sponsored enterprises	139	22	115	2
U.S. government agency issued or guaranteed	32	-	32	-
Obligations of U.S. states and political subdivisions	35	-	35	-
Asset-backed securities	118	-	88	30
U.S. corporate debt securities	1,607	-	1,575	32
Foreign debt securities	286	15	265	6
Equity securities	47	-	5	42
Money market funds	574	574	-	-
Accrued interest	32	1	30	1

Total available-for-sale securities	2,977	719	2,145	113
Real estate owned(2)	888	-	888	-
Repossessed vehicles(2)	47	-	47	-
Long term debt carried at fair value	(22,703)	-	(22,703)	-
Derivative related liabilities	(22)	-	(22)	-
December 31, 2008:
Derivative related assets(1)	$2,406	$-	$2,406	$-
Securities purchased under agreements to resell	1,025	1,025	-	-
Available for sale securities:
U.S. Treasury	57	57	-	-
U.S. government sponsored enterprises	155	25	130	-
U.S. government agency issued or guaranteed	34	-	34	-
Obligations of U.S. states and political subdivisions	34	-	34	-
Asset-backed securities	128	-	90	38
U.S. corporate debt securities	1,656	-	1,572	84
Foreign debt securities	269	22	247	-
Equity securities	52	-	1	51
Money market funds	679	679	-	-
Accrued interest	30	-	28	2

Total available-for-sale securities	3,094	783	2,136	175
Real estate owned(2)	1,035	-	1,035	-
Repossessed vehicles(2)	56	-	56	-
Long term debt carried at fair value	(28,338)	-	(28,338)	-
Derivative related liabilities	(18)	-	(18)	-

(1)	The fair value disclosed does not include swap collateral which was a net liability of $1.7 billion and $2.9 billion at March 31, 2009 and December 31, 2008, respectively, and that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

HSBC Finance Corporation

(2)	The fair value disclosed is unadjusted for transaction costs as required by SFAS No. 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2009. There were no assets recorded using Level 3 inputs during the three months ended March 31, 2008.

(in millions)

Beginning balance at January 1, 2009	$175
Transfers out of Level 3, net	(55)
Purchases, sales, issuances and settlements (net)	4
Total gains or losses (realized/unrealized):
Included in income from continuing operations	(8)
Included in other comprehensive income	(2)
Net change in accrued interest	(1)

Ending balance at March 31, 2009	$113

The amount of total gains or losses for the period included in income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$(8)

Assets recorded at fair value on a recurring basis at March 31, 2009 and December 31, 2008 which have been classified as using Level 3 measurements include our entire portfolio of perpetual preferred equity securities as well as certain domestic corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	A mortgage-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

During the three months ended March 31, 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended March 31, 2009, we transferred $91 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $36 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above during the quarter.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009 and March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains
					(Losses) for the
					Three Months Ended
	Non-Recurring Fair Value Measurements as of March 31, 2009				March 31,
	Level 1	Level 2	Level 3	Total	2009

	(in millions)

Real estate secured	$-	$-	$41	$41	$(2)
Credit cards	-	-	1,360	1,360	(167)

Total receivables held for sale at fair value(1)	$-	$-	$1,401	$1,401	$(169)

Goodwill(2)	$-	$-	$1,641	$1,641	$(653)

Intangible assets(2)	$-	$-	$20	$20	$(14)

					Total Gains
					(Losses) for the
					Three Months Ended
	Non-Recurring Fair Value Measurements as of March 31, 2008				March 31,
	Level 1	Level 2	Level 3	Total	2008

	(in millions)

Real estate secured receivables	$-	$65	$-	$65	$(9)

(1)	Excludes $8 million and $10 million of receivables held for sale at March 31, 2009 and March 31, 2008 for which the fair value exceeds carrying value.

(2)	In accordance with the provisions of SFAS No. 142, goodwill with a carrying amount of $260 million allocated to our Insurance Services business and $2,034 million allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million and $1,641 million, respectively, during the three months ended March 31, 2009. Additionally, technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million during the three months ended March 31, 2009. No write down of goodwill or intangible assets occurred during the three months ended March 31, 2008.

Fair Value of Financial Instruments In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, (“SFAS No. 107”) on a quarterly basis we report the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost. The fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2009 and December 31, 2008.

HSBC Finance Corporation

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$354	$354	$255	$255
Interest bearing deposits with banks	22	22	25	25
Securities purchased under agreements to resell	5,601	5,601	1,025	1,025
Securities	2,977	2,977	3,094	3,094
Consumer receivables:
Mortgage Services:
First lien	17,488	10,823	18,512	11,527
Second lien	2,978	903	3,238	981

Total Mortgage Services	20,466	11,726	21,750	12,508
Consumer Lending:
First lien	36,681	24,133	37,986	25,085
Second lien	4,761	1,538	4,824	1,570

Total Consumer Lending real estate secured receivables	41,442	25,671	42,810	26,655
Non-real estate secured receivables	12,306	6,015	13,187	6,386

Total Consumer Lending	53,748	31,686	55,997	33,041
Credit card	9,844	9,011	11,130	9,968
Auto Finance	5,979	5,107	6,872	5,900

Total consumer receivables	90,037	57,530	95,749	61,417
Receivables held for sale	1,409	1,409	16,680	16,812
Due from affiliates	59	59	255	255
Derivative financial assets	-	-	8	8
Financial liabilities:
Commercial paper, bank and other borrowings	5,273	5,273	9,639	9,639
Due to affiliates	12,217	9,796	13,543	12,054
Long term debt carried at fair value	22,703	22,703	28,338	28,338
Long term debt not carried at fair value	52,456	41,632	61,686	54,147
Insurance policy and claim reserves	964	996	965	1,089
Derivative financial liabilities	163	163	461	461

Receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by SFAS No. 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed by the Federal government or a governmental agency. The estimated fair values at March 31, 2009 and December 31, 2008 for our receivables reflect this marketplace turmoil which typically assume a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case, and reflects a significant pricing discount resulting from the lack of liquidity available to most buyers of whole loan assets. This creates a value that is substantially lower than would otherwise be reported under more normal marketplace conditions.

HSBC Finance Corporation

Valuation Techniques The following summarizes the valuation methodology used to determine the estimated fair values for financial instruments reflected in the tables above.

Cash:  Carrying value approximates fair value due to cash’s liquid nature.

Interest bearing deposits with banks:  Carrying value approximates fair value due to the asset’s liquid nature.

Securities purchased under agreements to resell:  The fair value of securities purchased under agreements to resell approximates carrying value due to the short-term maturity of the agreements.

Securities: Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Equity securities – In general, the pricing service calculates an appropriate spread over a comparable US Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Money market funds – Carrying value approximates fair value due to the asset’s liquid nature.

We perform periodic validations of the fair values sourced from the independent pricing services. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes. The validation process provides us with information as to whether the volume and level of activity for a security has significantly decreased and assists in identifying transactions that are not orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination will be made as to whether adjustments to the observable inputs are necessary as a

HSBC Finance Corporation

result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

Receivables: The estimated fair value of our receivables was determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources included, inter alia, value estimates from an HSBC affiliate which reflect current estimated rating agency credit tranching levels with the associated benchmark credit spreads, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables, trading input from market participants which includes observed primary and secondary trades, and general discussions held directly with potential investors.

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

Long term debt: Fair value was primarily determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

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

HSBC Finance Corporation

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

18.  New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquirer to recognize all the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. SFAS No. 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. In addition, it requires the expensing of acquisition related structuring and transaction costs. SFAS No. 141(R) is effective for business combinations with an effective date in 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 and requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. SFAS No. 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income. SFAS No. 160 also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. SFAS No. 160 is effective from fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). Under FSP SFAS No. 140-3, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of the initial transfer, is presumptively to be linked and are considered part of the same arrangement under SFAS No. 140. The initial transfer and subsequent financing transaction will be considered separate transactions under SFAS No. 140 if certain conditions are met. FSP SFAS No. 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. The adoption of FSP SFAS No. 140-3 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves transparency in financial reporting. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. SFAS No. 161 encourages, but does not

HSBC Finance Corporation

require, comparative disclosures for earlier periods at initial adoption. We adopted the disclosure requirements of SFAS No. 161 effective January 1, 2009. See Note 11, “Derivative Financial Instruments,” in these consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of SFAS No. 163 did not have any material impact on our financial position or our results of operations.

In December 2008, the Financial Accounting Standard Board issued FSP FAS 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”). FSP FAS No. 132(R)-1 applies to an employer that is subject to the disclosure requirements of Statement 132(R). It requires entities to provide disclosures about employer’s defined benefit plans and other post-retirement plans that would help users of the financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP FAS No. 132(R)-1 is applicable for the first fiscal year ending after December 15, 2009.

In April 2009, the Financial Accounting Standard Board issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies’ (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 amends and clarifies FASB Statement No. 141(R), “Business Combinations,” to address initial and subsequent accounting and measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. It requires all contingent assets and liabilities acquired in a business combination that would be within a scope of SFAS 5, if not acquired or assumed in a business combination, to be recognized at fair value at the acquisition date. If the acquisition date measurement cannot be determined, the asset or a liability is to be recognized if certain conditions are met. It also amended the subsequent measurement requirement from SFAS 141 (R) and provided flexibility in developing a basis for subsequent measurement. This FSP is applicable for the first annual reporting period beginning on or after December 15, 2008 and did not have a material impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standard Board amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” by issuing FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 require entities to disclose fair value of financial instruments for all the interim reporting periods ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements of this FSP effective January 1, 2009. See Note 17, “Fair Value Measurements,” in these consolidated financial statements.

The Financial Accounting Standard Board issued a FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly,” in April 2009 (“FSP FAS No. 157-4”) to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). FSP FAS No. 157-4 provides additional guidance in determining fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. It also amends SFAS No. 157 to require enhanced disclosures about the inputs and valuation techniques for measuring fair value along with changes in the valuation methodologies and related inputs and to present further disclosures for debt and equity securities. This FSP is effective for the reporting period ending after

HSBC Finance Corporation

June 15, 2009 with earlier adoption permitted. We have adopted this FSP effective January 1, 2009. See Note 17, “Fair Value Measurements,” in these consolidated financial statements for the expanded disclosure.

In April 2009, the Financial Accounting Standard Board issued FASB Staff Position (FSP) FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS No. 115-2 and 124-2”) to amend the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not we will not be required to sell the debt security, FSP FAS No. 115-2 and 124-2 requires segregating the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings with other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. FSP FAS No. 115-2 and 124-2 also requires disclosure of the reasons for recognizing a portion of impairment in other comprehensive income and the methodology and significant inputs used to calculate the credit loss component. FSP FAS No. 115-2 and 124-2 is effective for all the reporting periods ending after June 15, 2009 with earlier adoption permitted. We have adopted FSP FAS No. 115-2 and 124-2 effective January 1, 2009. The adoption of FSP FAS No. 115-2 and 124-2 did not have an impact on our financial position or results of operations. See Note 5, “Securities,” in these consolidated financial statements for the expanded disclosure.

19.  Subsequent Event

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. The jury found 17 of 40 alleged misstatements actionable and that the first actionable statement occurred on March 23, 2001. This effectively excludes claims for purchases made prior to that date. We intend to file a motion requesting that the Court set aside the jury’s verdict and enter a verdict in favor of all defendants on all claims. Concurrent with this motion, a second phase of the case will proceed to determine the actual damages due to the plaintiff class. Given the complexity associated with this phase of the case, it is impossible at this time to determine whether any damages will eventually be awarded, or the amount of any such award. There are also several other motions pending that would dispose of the case prior to a determination of actual damages. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that we will either prevail on our outstanding motions or that the Seventh Circuit will reverse the trial Court verdict upon appeal. As such, it is not probable that a loss has been incurred as of March 31, 2009 and, therefore, no loss accrual resulting from this verdict has been established.

HSBC Finance Corporation

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “intend”, “believe”, “expect”, “estimate”, “target”, “plan”, “anticipate”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in MD&A as “we”, “us”, or “our”.

Current Environment

During the first quarter of 2009, economic conditions continued to deteriorate as a result of continued declines in the housing market, tight credit conditions and slow economic growth. The on-going financial market disruptions continue to impact credit spreads and liquidity. U.S. unemployment rates increased to 8.5 percent in March 2009, an increase of 130 basis points during the quarter. Unemployment rates in 18 states are greater than the U.S. national average and 17 states are reporting unemployment rates at or above 9 percent. Additionally, personal bankruptcy filings in the U.S. have continued to increase during the quarter. Concerns about the future of the U.S. economy, including the length and depth of the current economic recession, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the U.S. economy and the capital markets. Government initiatives in the fourth quarter of 2008 and the first quarter of 2009 intended to strengthen market stability and enhance market liquidity, appear to be having an impact on the debt markets in 2009.

During the first quarter of 2009, mortgage lending industry trends continued to deteriorate, including:

>	Rising unemployment rates are giving rise to higher delinquencies for all loan products;

>	Loan originations from 2005 to 2008 in the mortgage lending industry continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or decline in property values;

>	Increases in the period of time properties remain unsold in most markets;

>	Increased loss severities on homes that are foreclosed and remarketed due to the increasing inventory of homes for sale and the declining property values in certain markets;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Continued tightening of lending standards by mortgage lenders which impacts a borrower’s ability to refinance existing mortgage loans.

HSBC Finance Corporation

These mortgage lending industry trends as well as the economic conditions described above, including rising levels of unemployment, impact both credit performance and run-off rates which has reduced the ability of many consumers to make payments on or to refinance their loans and has resulted in rising delinquency and charge-off rates in real estate secured and credit card loan portfolios across the industry, including our own. Recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until at least 2010.

Business Focus

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry and the continued deterioration of U.S. economic conditions, we are focused on the things we can control and, beginning in mid-2007 and continuing through 2008, we made strategic decisions designed to lower the risk profile and reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet while maximizing efficiencies. This evaluation continued during the first quarter of 2009, focusing primarily on the strategies and opportunities of our Consumer Lending business.

The unprecedented deterioration in the housing markets over the last two years, including declining property values and lower secondary market demand for subprime mortgages has reduced the ability of many of our real estate loan customers to make payments or refinance their loans. In many cases, there is no equity in their homes or if there is, few institutions are willing to finance its withdrawal. As a result, loan originations have fallen dramatically both at HSBC Finance Corporation and across the industry and we believe it likely will take years, particularly in certain markets, before property values return to the levels seen prior to the decline. As such, we have concluded that a recovery in the subprime mortgage lending industry relating to home equity withdrawal and mortgage debt consolidation loan products is uncertain and cannot be expected to stabilize for a number of years, if at all.

As a result, on February 27, 2009, the Board of Directors of HSBC Finance Corporation authorized the discontinuation of all new customer account originations for all products by our Consumer Lending business. We continue to service and collect the existing receivable portfolio as it runs off, while continuing our efforts to reach out and assist mortgage customers utilizing appropriate modification and other account management programs, potentially including refinancing a loan with an existing customer in accordance with their financial needs, to maximize collection and home preservation. All of our branch offices have ceased taking new loan applications and substantially all branch offices were closed by April 30, 2009. As a result of this decision, during the three months ended March 31, 2009, we recorded closure costs of $155 million, predominately related to one-time termination and other employee benefit costs. We anticipate additional costs will be recorded during 2009, however, such remaining costs are not expected to be material. In addition, during the first quarter of 2009, we incurred non-cash charges of approximately $29 million relating to the impairment of fixed assets and other capitalized costs and $3 million relating to stock based compensation and other benefits as well as $14 million in impairment charges related to intangible assets. We also recorded a curtailment gain of $16 million for other post-retirement benefits related to this decision.

As a result of this decision, when coupled with the decisions made from mid-2007 and through 2008, our lending products currently include MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivables are sold on a daily basis to HSBC Bank USA. We also offer specialty insurance products in the United States and Canada as well as tax refund anticipation loans and other related products in the United States. However, the closure of our Consumer Lending loan origination operations has and will continue to significantly decrease the credit insurance policies sold by our Insurance Services business.

In January 2009, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio) with an aggregate outstanding principal balance of $12.4 billion to HSBC Bank USA, National Association (“HSBC Bank USA”) at fair market value in order to maximize the efficient use of liquidity at each entity. As a result, in the first quarter of 2009 we recorded a gain of $130 million on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million recorded on the termination of cash flow hedges associated with $6.1 billion of indebtedness transferred to HSBC

HSBC Finance Corporation

Bank USA as part of these transactions. We retained the customer account relationships and the right to originate new customer account relationships for both the GM and UP Portfolios. By agreement, we will sell additional volume for new and existing accounts on a daily basis to HSBC Bank USA at fair market value and we will continue to service the receivables sold to HSBC Bank USA for a fee. We have no obligation to fund customer redemption obligations relating to the GM Card Program beyond what we have fully accrued. Additionally, in January 2009, we sold $3.0 billion of non-delinquent auto finance receivables to HSBC Bank USA at fair market value and recorded a gain of $7 million during the first quarter of 2009. We continue to service the GM and UP Portfolios as well as the auto finance receivables for a fee. We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the subprime lending industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, additional asset sales and further alterations or refinement of product offerings, as we work to reposition our businesses for long-term success. We also continue to evaluate our relationship with HSBC Bank USA to identify additional ways to leverage liquidity and identify funding opportunities.

Performance, Developments and Trends

Net income from continuing operations was $872 million during the three months ended March 31, 2009 compared to $238 million in the prior year quarter. Our results for the first quarter of 2009 and 2008 significantly benefited from the change in the credit risk component of our fair value optioned debt which increased our net income from continuing operations by $2.4 billion (after-tax) during the three months ended March 31, 2009 as compared to $823 million (after-tax) in the prior year quarter. Our results for the first quarter of 2009 were also significantly impacted by goodwill and other intangible asset impairment charges of $657 million (after-tax) related to our Card and Retail Services and Insurance Services businesses as well as the recording of closure costs of $111 million (after-tax) related to our decision to discontinue all new customer account originations in our Consumer Lending business and close substantially all branch offices. Excluding the impact of these items, during the three months ended March 31, 2009, we incurred a net loss from continuing operations of $(801) million as compared to $(585) million in the prior year quarter, largely due to lower net interest income due to lower receivable levels and a deterioration in credit quality, lower other revenues and higher provisions for credit losses, partially offset by lower operating expenses. Should economic conditions continue to deteriorate in line with our current forecasts, we would expect to continue to generate losses over the next two years and likely longer.

The increase in provision for credit losses during the first quarter of 2009 primarily reflects higher loss estimates in our Consumer Lending business, partially offset by lower provisions for credit losses in our Mortgage Services business as well as in our credit card and auto finance receivable portfolios. Excluding the impact of the GM and UP Portfolios transferred to HSBC Bank USA, our provision for credit losses increased $294 million during the quarter. Higher loss estimates in our Consumer Lending business reflect the following:

•	Higher overall levels of charge-off and contractual delinquency, including increases in the percentages of loans that continue into later stages of delinquency rather than returning to a current status (“roll rates”) due to the continued deterioration of the U.S. economy and rising unemployment, with delinquency increasing most significantly in the first-lien portion of our Consumer Lending real estate secured portfolios;

•	Portfolio seasoning;

•	Lower real estate secured receivable prepayments due, in part, to the inability of customers to refinance;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets; and

•	Higher delinquency levels in all delinquency buckets, including early stage delinquency, in our real estate secured and personal non-credit card receivable portfolios.

Our Mortgage Services business recorded lower provisions for credit losses in the first quarter of 2009 as the portfolio has become more fully seasoned and continues to run-off. Additionally, there has been a shift in the mix of

HSBC Finance Corporation

delinquency and charge-off levels toward first lien loans which generally have lower loss severities than second lien loans. Lower provisions for credit losses in our credit card receivable portfolio reflect significantly lower receivable levels, largely due to the sale of $12.4 billion of credit card receivables in January 2009 as discussed more fully below. Provision for credit losses for our auto finance portfolio decreased primarily due to lower receivable levels reflecting the decision to discontinue all auto finance originations in the third quarter of 2008 as well as the sale of $3.0 billion of auto finance receivables in January 2009. Lower provision for credit losses in our auto finance portfolio were partially offset by the adoption of the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our entire auto finance portfolio in January 2009 immediately prior to the sale of $3.0 billion of auto finance receivables to HSBC Bank USA. The adoption of FFIEC charge-off policies resulted in an increase in the provision for credit losses of $36 million during the first quarter of 2009. Decreases in the provision for credit losses in our Mortgage Services, credit card and auto finance portfolios were partially offset by the impact of continued deterioration in the U.S. economy including higher unemployment rates, higher loss severities on real estate secured and auto finance receivables and lower recovery rates on defaulted unsecured receivables as well as higher levels of personal bankruptcy filings in our credit card portfolio as compared to the year-ago quarter.

During the three months ended March 31, 2009, we recorded provision in excess of net charge-offs of $557 million compared to $463 million during the prior year quarter. Consequently, our credit loss reserve levels increased during the first quarter of 2009. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for our credit card receivables can be further analyzed as follows:

	Real Estate Secured Receivables
	Consumer Lending		Mortgage Services		Credit Card Receivables
	2009	2008	2009	2008	2009	2008

	(in millions)

Credit loss reserves at January 1,	$3,392	$1,386	$3,726	$3,573	$2,258	$2,646
Provision for credit losses	860	478	678	939	569	690
Charge-offs	(398)	(261)	(593)	(722)	(557)	(841)
Recoveries	5	2	8	16	55	105

Credit loss reserves at March 31,	$3,859	$1,605	$3,819	$3,806	$2,325	$2,600

The decrease in net interest income in the first quarter of 2009 was due to lower average receivables, lower origination volumes, lower levels of performing receivables and lower overall yields on our receivable and non-insurance investment portfolios, partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements. Overall yields were also negatively impacted by a shift in receivable mix to higher levels of real estate secured receivables as a result of the sale of the $12.4 billion of credit card receivables and $3.0 billion of auto finance receivables in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. The lower yields on our non-insurance investment portfolio reflects lower rates on overnight investments. Lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. Our net interest margin decreased to 5.87 percent for the three months ended March 31, 2009 compared to 6.31 percent in the prior year quarter due to the lower overall yields on our receivable portfolio discussed above, partially offset by lower funding costs due to lower average interest rates for short-term borrowings which reflect actions taken by the Federal Reserve Bank which decreased Federal Fund Rates by 200 basis points since March 31, 2008.

Gain on debt designated at fair value and related derivatives, which is a component of other revenues, increased during the first quarter of 2009 primarily due to a significant widening of credit spreads since December 31, 2008. Changes in the credit component of fair value optioned debt increased other revenues by $3.8 billion during the

HSBC Finance Corporation

three months ended March 31, 2009 compared to $1.3 billion in the prior year quarter. Excluding the gain on fair value optioned debt and related derivatives, other revenues decreased primarily due to the following:

•	Lower fee income and enhancement services revenues on our credit card receivable portfolio due to lower receivable levels;

•	Lower taxpayer financial services revenue due to discontinuing all partner relationships except for H&R Block as well as a shift in mix to lower revenue products; and

•	Increased lower of cost or fair market value adjustments for receivables held for sale during the first quarter of 2009;

•	Partially offset by a gain of $57 million on the bulk sale of the credit card and auto finance receivables as discussed above, and higher servicing fees and gains on daily sales of receivables to HSBC Bank USA due to higher volumes as a result of the sale of the GM and UP Portfolios as discussed above.

Total operating expenses in the first quarter of 2009 were negatively impacted by the following:

•	Restructuring charges of $155 million related to the decision to discontinue all new customer account originations for our Consumer Lending business and additional non-cash charges of $29 million relating to the impairment of fixed assets and other capitalized costs and $3 million relating to stock based compensation and other benefits as well as intangible asset impairment charges as discussed below. These costs were partially offset by a curtailment gain of $16 million for other post-retirement benefits.

•	Goodwill impairment charges of $653 million related to our Card and Retail Services and Insurance Services businesses.

•	Impairment charges of $14 million relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items from the current quarter, total operating expenses decreased $276 million, or 20 percent, during the first quarter of 2009 due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs.

Our efficiency ratio from continuing operations was 29.01 percent for the three months ended March 31, 2009 compared to 29.34 percent in the prior year quarter. Our efficiency ratio during the three months ended March 31, 2009 and 2008 was significantly impacted by the change in the credit risk component of our fair value optioned debt and, in the first quarter of 2009, the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio improved 295 basis points during the first quarter of 2009 as a result of lower salary expense, marketing expense and sales incentives as well as the impact of entity-wide initiatives to reduce cost which resulted in operating expenses decreasing more rapidly than net interest income and fee income.

Our return on average common shareholder’s equity (“ROE”) was 26.54 percent for the three months ended March 31, 2009 compared to 7.32 percent in the prior year quarter. Our return on average owned assets (“ROA”) was 2.96 percent for the three months ended March 31, 2009 compared to .61 percent in the prior year quarter. ROE and ROA were significantly impacted in the current and prior year quarters by the change in the credit risk component of our fair value optioned debt and in the current quarter by the goodwill and other intangible asset impairment charges and the closure costs related to our Consumer Lending business. Excluding these items, ROE decreased 594 basis points and ROA decreased 121 basis points as compared to prior year quarter. The decrease was a result of the lower net interest income, including lower overall yields on our receivable portfolios due to changes in mix, and lower other revenues as well as higher provisions for credit losses.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights for continuing operations of HSBC Finance Corporation as of March 31, 2009 and 2008 and for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008

	(dollars are in millions)

Income from continuing operations	$872	$238
Return on average owned assets (“ROA”)	2.96%	.61%
Return on average common shareholder’s equity (“ROE”)	26.54	7.32
Net interest margin	5.87	6.31
Consumer net charge-off ratio, annualized	9.02	6.59
Efficiency ratio(1)	29.01	29.34

As of March 31,	2009	2008

Receivables	$103,058	$140,893
Two-month-and-over contractual delinquency ratio	14.58%	8.24%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Receivables were $103.1 billion at March 31, 2009, $108.2 billion at December 31, 2008 and $140.9 billion at March 31, 2008. The decrease is a result of our decision to reduce the size of our balance sheet and lower our risk profile as previously discussed. We have made significant changes to our product offerings and implemented other risk mitigation efforts since mid-2007 which have resulted in lower originations throughout 2008 and continuing into 2009, including the recent decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. Additionally, lower receivable balances at March 31, 2009 reflect sales of $1.2 billion of real estate secured receivables and the transfer of $12.4 billion of credit card receivables and $3.0 billion of auto finance receivables to receivables held for sale since March 31, 2008. Decreases in real estate secured receivable balances at March 31, 2009 have been partially offset by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale were $1.4 billion at March 31, 2009 and $16.7 billion at December 31, 2008. The decrease reflects the sale of $15.4 billion of credit card and auto finance receivables to HSBC Bank USA as well as the transfer of $214 million of real estate secured receivables held for sale to receivables held for investment at fair value.

Our two-months-and-over contractual delinquency ratio increased compared to both the prior year quarter and prior quarter as a result of continuing weakness in the housing and mortgage industry, rising unemployment rates, including continued weakness in the U.S. economy, lower receivable levels as discussed above and as it relates to credit card receivables, a shift in mix to non-prime receivables due to the sale of the GM and UP Portfolios as discussed above. Dollars of delinquency, however, decreased $404 million in the first quarter of 2009. With the exception of real estate secured receivables in our Consumer Lending business, all products reported lower dollars of delinquency due to lower receivable levels and seasonal improvements in our collection activities during the first quarter as some customers use their tax refunds to make payments. Decreases in dollars of delinquency in our credit card portfolio also reflect the sale of the GM and UP Portfolios which had $461 million and $362 million of contractual delinquency at December 31, 2008 and March 31, 2008, respectively. Dollars of delinquency in our auto finance receivable portfolio were lower in part due to the adoption of FFIEC charge-off policies during the first quarter of 2009 which accelerated charge-off in the current quarter and will result in receivables charging-off earlier going forward. Lower dollars of contractual delinquency levels were partially offset by the continuing deterioration of marketplace and broader economic conditions, including significantly higher levels of unemployment and portfolio seasoning. Dollars of delinquency in our Consumer Lending’s real estate secured receivables increased $627 million since December 31, 2008 primarily for first lien real estate secured receivables. As compared to the prior year quarter, dollars of delinquency for real estate secured receivables were negatively impacted by delays in processing foreclosures due to

HSBC Finance Corporation

backlogs in foreclosure proceedings by local governments and actions of certain states that have lengthened the foreclosure process. See “Credit Quality-Delinquency” for a more detailed discussion of the increase in delinquency.

Net charge-offs as a percentage of average consumer receivables for the quarter increased compared to both the prior year quarter and prior quarter due to higher dollars of charge-offs in our real estate secured, auto finance and personal non-credit card receivable portfolios and lower average consumer receivables. The decrease in average consumer receivables reflects changes in product offerings, lower origination volumes and the sale of real estate secured, credit card and auto finance receivables as discussed above. The higher charge-offs were driven by the higher delinquency levels that are migrating to charge-off including a higher percentage of loans which progress to later stages of delinquency (“higher roll rates”), the impact of the marketplace and broader economic conditions, higher levels of bankruptcy filings, higher loss severities for real estate secured receivables and the acceleration of auto finance charge-offs resulting from the adoption of FFIEC charge-off policies during the first quarter of 2009. Net charge-off dollars and percentages of credit card receivables declined compared to the prior quarter as the factors discussed above, including lower recovery rates on defaulted receivables were more than offset by lower receivable levels due largely to the sale of the GM and UP Portfolios as discussed above and seasonal improvements in our collection activities during the first quarter as some customers use their tax refunds to make payments. Additionally, for our credit card receivables, lower net charge-off dollars in the first quarter of 2009 reflect the impact of the sale of $107 million of credit card receivables in December 2008, all of which were greater than 150 days contractually delinquent at the time of sale. We believe the higher charge-offs for all other products have been partially offset by increases in the volume of receivable re-ages and modifications as well as seasonal improvements in our collection activities during the first quarter as some customers use their tax refunds to make payments. See “Credit Quality- Net Charge-offs of Consumer Receivables” for a more detailed discussion of net charge-offs as a percentage of average consumer receivables.

Funding and Capital During the first quarter of 2009, HSBC Investments (North America) Inc. (“HINO”) made two capital contributions to us totaling $880 million. Each capital contribution was in exchange for one share of common stock. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII, which were included as a component of due to affiliates, to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios.

As discussed previously, in February 2009 we decided to discontinue new customer account originations for all products offered by our Consumer Lending business and close substantially all branch offices as soon as all commitments to customers were satisfied. This action resulted in two of the three primary credit rating agencies electing to lower the ratings on our senior debt, commercial paper and Series B preferred stock. Prior to our February 2009 decision, these agencies had designated HSBC Finance Corporation as a “core” business within the HSBC Group. Following this decision, these agencies felt that we had diminished strategic importance to the overall HSBC Group, resulting in the lower ratings as described above. HSBC remains fully committed to providing the capital support, and has the capacity to provide such support, to ensure our remaining business operations continue and selected capital ratios are maintained. See “Liquidity and Capital Resources” in this MD&A for a schedule showing our credit ratings as of March 31, 2009 and December 31, 2008.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purpose of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, in 2008 and continuing into 2009 the U.S. Department of the Treasury and the federal banking and thrift regulatory agencies have announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. As of March 31, 2009, the only program under the EESA in which we are participating is the Commercial Paper Funding Facility (“CPFF”) which provides a liquidity backstop to U.S. issuers of commercial paper. See “Liquidity and Capital Resources” in this MD&A for a further discussion of our participation in the CPFF. We will

HSBC Finance Corporation

continue to evaluate additional initiatives to enhance liquidity and provide other market support as the details of the various programs become available.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB statement Nos. 87, 88, 106, and 132(R),” and the impact of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB statement No. 115,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus any loans which we may have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

	Three Months Ended March 31,
	2009	2008

	(in millions)

Net income – U.S. GAAP basis	$872	$255
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	8	(8)
Intangible assets	12	21
Loan origination	15	12
Loan impairment	9	14
Loans held for sale	3	(1)
Interest recognition	2	(17)
Other-than-temporary impairments on available-for-sale securities	9	-
Securities	(75)	-
Goodwill and intangible asset impairment charges	(956)	-
Other	3	25

Net income – IFRSs basis	$(98)	$301

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

Intangible assets – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the newly created intangibles associated with our acquisition by HSBC were reflected in goodwill for IFRSs. As a result, amortization of intangible assets is lower under IFRSs.

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

Loans held for sale – IFRSs requires loans designated as held for sale at the time of origination to be treated as trading assets and recorded at their fair market value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income.

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed.

Other-than-temporary impairment on available-for-sale securities – As a result of the guidance issued by the SEC in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer

HSBC Finance Corporation

and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs and all impairments are reported in other operating income.

Effective January 1, 2009 under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it neither intends to sell the security nor concludes that it is more-likely-than-not that it will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire decline in value is recognized in earnings.

Goodwill and other intangible asset impairment charges – Goodwill levels established as a result of our acquisition by HSBC were higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflected higher levels of intangibles under U.S. GAAP. Consequently, the amount of goodwill allocated to our Card and Retail Services and Insurance Services businesses and written off during the first quarter of 2009 is greater under IFRSs. In addition, U.S. GAAP requires a two-step impairment test which requires an analysis of the reporting units’ implied fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. Additionally, the intangible assets allocated to our Consumer Lending business and written off during the first quarter of 2009 were higher under U.S. GAAP. There are also differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

Other – There are other differences between IFRSs and U.S. GAAP including pension expense, changes in tax estimates, securitized receivables, purchase accounting and other miscellaneous items as well as a curtailment gain related to post-retirement benefits during the first quarter of 2009.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at March 31, 2009 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2008		2008
	2009	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)	$69,575	$(2,091)	(2.9)%	$(12,272)	(15.0)%
Auto finance	6,620	(1,001)	(13.1)	(6,137)	(48.1)
Credit card	12,038	(1,193)	(9.0)	(16,617)	(58.0)
Private label(2)	-	(65)	(100.0)	(120)	(100.0)
Personal non-credit card(2)	14,764	(804)	(5.2)	(2,624)	(15.1)
Commercial and other	61	(32)	(34.4)	(65)	(51.6)

Total receivables	$103,058	$(5,186)	(4.8)%	$(37,835)	(26.9)%

Receivables held for sale:
Real estate secured	$49	$(274)	(84.8)%	$(26)	(34.7)%
Auto finance	-	(2,786)	(100.0)	-	-
Credit card	1,360	(12,211)	(90.0)	1,360	100.0

Total receivables held for sale	$1,409	$(15,271)	(91.6)%	$1,334	100+ %

Total receivables and receivables held for sale:
Real estate secured	$69,624	$(2,365)	(3.3)%	$(12,298)	(15.0)%
Auto finance	6,620	(3,787)	(36.4)	(6,137)	(48.1)
Credit card	13,398	(13,404)	(50.0)	(15,257)	(53.2)
Private label(2)	-	(65)	(100.0)	(120)	(100.0)
Personal non-credit card(2)	14,764	(804)	(5.2)	(2,624)	(15.1)
Commercial and other	61	(32)	(34.4)	(65)	(51.6)

Total receivables and receivables held for sale	$104,467	$(20,457)	(16.4)%	$(36,501)	(25.9)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2008		2008
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$24,264	$(1,190)	(4.7)%	$(7,388)	(23.3)%
Consumer Lending	45,301	(901)	(2.0)	(4,882)	(9.7)
All other	10	-	-	(2)	(16.7)

Total real estate secured	$69,575	$(2,091)	(2.9)%	$(12,272)	(15.0)%

(2)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $37 million as of March 31, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

HSBC Finance Corporation

Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2008		2008
	2009	$	%	$	%

		(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$59,573	$(1,677)	(2.7)%	$(9,164)	(13.3)%
Second lien	7,604	(276)	(3.5)	(2,356)	(23.7)
Revolving:
First lien	232	(7)	(2.9)	(171)	(42.4)
Second lien	2,166	(131)	(5.7)	(581)	(21.2)

Total real estate secured(1)	$69,575	$(2,091)	(2.9)%	$(12,272)	(15.0)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $49 million, $323 million and $75 million primarily of closed-end, first lien receivables at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. During the first quarter of 2009, $214 million of Consumer Lending real estate secured receivables held for sale were reclassified to held for investment.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	March 31, 2009				December 31, 2008				March 31, 2008
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

					(In millions)

Fixed rate	$13,885	(1)	$43,016	(2)	$14,340	(1)	$43,882	(2)	$17,482	(1)	$47,357	(2)
Adjustable rate	10,379		2,285		11,114		2,320		14,235		2,836

Total	$24,264		$45,301		$25,454		$46,202		$31,717		$50,193

First lien	$20,255		$39,556		$21,198		$40,297		$25,719		$43,496
Second lien	4,009		5,745		4,256		5,905		5,998		6,697

Total	$24,264		$45,301		$25,454		$46,202		$31,717		$50,193

Adjustable rate	$8,863		$2,285		$9,319		$2,320		$11,044		$2,836
Interest only	1,516		-		1,795		-		3,191		-

Total adjustable rate	$10,379		$2,285		$11,114		$2,320		$14,235		$2,836

Total stated income	$4,964		$-		$5,237		$-		$7,223		$-

(1)	Includes fixed rate interest-only loans of $331 million, $337 million and $390 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

(2)	Includes fixed rate interest-only loans of $43 million, $44 million and $48 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Receivable decreases since March 31, 2008 Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The decrease also includes portfolio sales of real estate secured receivables with an outstanding principal balance of approximately $640 million from our Mortgage Services business since March 31, 2008. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken since mid-2007 to reduce risk going forward as well as the decision in late February 2009 to discontinue all new originations for all

HSBC Finance Corporation

loan products in our Consumer Lending operations. The balance of this portfolio will continue to decline going forward as the receivable balances liquidate. The decrease in the Consumer Lending real estate secured receivable portfolio also reflects portfolio sales of receivables with an outstanding principal balance of approximately $600 million since March 31, 2008. The decreases in real estate secured receivables were partially offset in both our Mortgage Services and Consumer Lending businesses by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry.

Auto finance receivables decreased as a result of our decision to discontinue auto loan originations in July 2008 as well as the transfer of $3.0 billion of non-delinquent auto finance receivables to receivables held for sale during the third quarter of 2008 which were subsequently sold to HSBC Bank USA. The balance of the auto finance portfolio will continue to decline going forward as the receivable balances liquidate. Credit card receivables decreased due to the transfer of the GM and UP Portfolios to receivables held for sale during the second and fourth quarters of 2008, respectively, which were subsequently sold to HSBC Bank USA as well as numerous actions taken to slow receivable growth throughout 2008 and into 2009, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures. Personal non-credit card receivables decreased as a result of the actions taken throughout 2008 to reduce risk as well as the decision in late February 2009 to cease all new customer account originations for all products in our Consumer Lending business.

Receivable decreases since December 31, 2008 Real estate secured receivables have decreased since December 31, 2008. Our Mortgage Services real estate secured portfolio and our auto finance receivable portfolio have continued to liquidate during the first quarter of 2009. Lower real estate secured receivables in our Consumer Lending business and personal non-credit card receivables reflect changes in our product offerings throughout 2008 as well as the decision to discontinue new originations for all loan products in late February 2009, as discussed above. These decreases in the real estate secured portfolio were partially offset by a decline in loan prepayments which has continued during the first quarter of 2009. Decreases in our credit card receivables were due to the changes in product offerings throughout 2008 as well as normal seasonal run-off in the first quarter.

Receivables Held for Sale The decrease in receivables held for sale during the three months ended March 31, 2009 reflects the sale of $15.4 billion of credit card and auto finance receivables to HSBC Bank USA in January 2009 as discussed above. Additionally, during the current quarter we transferred $214 million of real estate secured receivables held for sale in our Consumer Lending business to receivables held for investment as we intend to hold these receivables for the foreseeable future.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2008	2008	2008	2008

Number of REO properties at end of period	8,643	9,350	10,887	10,596	9,955
Number of properties added to REO inventory in the period	4,143	3,313	5,416	5,606	5,197
Average loss on sale of REO properties(1)	16.9%	13.3%	11.0%	11.0%	16.0%
Average total loss on foreclosed properties(2)	52.0%	46.8%	42.2%	40.0%	39.5%
Average time to sell REO properties (in days)	201	180	174	171	181

(1)	Average loss on sale of REO properties is calculated as cash proceeds after deducting selling costs and commissions, minus the book value of the property when it was moved to real estate owned, divided by the book value of the property when it was moved to real estate owned.

(2)	Average total loss on foreclosed properties includes both the loss on sale and the write-down upon classification as real estate owned, expressed as a percentage of the book value of the property prior to its transfer to real estate owned.

HSBC Finance Corporation

The number of REO properties at March 31, 2009 decreased as compared to December 31, 2008 due to unusually high sales volumes during the month of March 2009 as well as the impact of our one-month suspension of foreclosure proceedings of owner occupied homes in December 2008, delays in processing foreclosures due to backlogs in foreclosure proceedings by local governments and actions of certain states that have lengthened the foreclosure process. The average loss on sale of REO properties has continued to increase in the first quarter of 2009 due to continuing declines in house prices.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of income for continuing operations.

Net interest income The following table summarizes net interest income:

	Three Months		Three Months
	Ended March 31,		Ended March 31,		Increase
	2009		2008		(Decrease)
	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$2,846	9.95%	$4,109	11.10%	$(1,263)	(30.7)%
Interest expense	1,167	4.08	1,773	4.79	(606)	(34.2)

Net interest income	$1,679	5.87%	$2,336	6.31%	$(657)	(28.1)%

(1)	% Columns: comparison to average owned interest-earning assets.

The decrease in net interest income during the first quarter of 2009 was due to lower average receivables, lower origination volumes, lower levels of performing receivables and lower overall yields on our receivable and non-insurance investment portfolios, partially offset by lower interest expense. With the exception of credit card receivables, yields on our receivable portfolio decreased for all products due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements. Overall receivable yields were also negatively impacted by a shift in mix to higher levels of real estate secured receivables as a result of the sale of $12.4 billion and $3.0 billion of credit card and auto finance receivables, respectively, in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. However, as it relates to our credit card portfolio, the sale of the GM and UP Portfolios has created a significant shift in mix to higher levels of non-prime receivables which carry higher rates resulting in higher overall yields for our credit card portfolio during the first quarter of 2009. The lower yields on our non-insurance investment portfolio reflects lower rates on overnight investments. The lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. The lower average rates for floating rate borrowings reflect actions taken by the Federal Reserve Bank which decreased short-term interest rates by 200 basis points since March 31, 2008.

HSBC Finance Corporation

Net interest margin was 5.87 percent during the three months ended March 31, 2009 compared to 6.31 percent in the year-ago period. Net interest margin decreased during the first quarter of 2009 due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs. The following table shows the impact of these items on net interest margin:

	2009	2008

Net interest margin – March 31, 2008 and 2007, respectively	6.31%	6.25%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.22)	.08
Receivable mix	(.10)	.26
Impact of non-performing assets	(.59)	(.46)
Non-insurance investment income	(.23)	(.05)
Cost of funds	.70	.23

Net interest margin – March 31, 2009 and 2008, respectively	5.87%	6.31%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(Decrease)
	2009	2008	Amount %

	(dollars are in millions)

Three months ended March 31,	$2,945	$2,828	$117	4.14%

Our provision for credit losses increased $117 million during the first quarter of 2009 due to higher credit loss estimates in our Consumer Lending business, partially offset by lower provisions for credit losses for our Mortgage Services business as well as in our credit card and auto finance receivable portfolios. Excluding the impact of the GM and UP Portfolios transferred to HSBC Bank USA, our provision for credit losses increased $294 million during the current quarter. Credit loss estimates in our Consumer Lending business increased primarily in our first lien, real estate secured receivable portfolio driven by an accelerated deterioration of portions of that portfolio which began in the second half of 2007. Charge-off and delinquency continued to increase, including higher roll rates due to the marketplace deterioration as previously discussed. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy. The magnitude of the higher delinquency trends increased significantly in the second half of 2008 and continued into the first quarter of 2009, particularly in the first-lien portions of Consumer Lending’s 2006 and 2007 real estate secured receivable originations and to a lesser extent the real estate secured originations in the first half of 2008 due to the current economic conditions, including higher early stage delinquency levels. As a result, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate secured receivable portfolio at March 31, 2009 were $6.2 billion, an increase of 150 percent, compared to $2.5 billion at March 31, 2008. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased during the first quarter of 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions and continued deterioration in the U.S. economy.

HSBC Finance Corporation

Provision for credit losses decreased in our credit card and auto finance receivable portfolios as well as in our Mortgage Services business due to the following:

•	Provision for credit losses in our credit card receivable portfolio decreased primarily as a result of the sale of the GM and UP Portfolios as discussed above. Excluding the credit loss provision recorded for these portfolios in the first quarter of 2008, the provision for credit losses in our credit card receivable portfolio increased $55 million during the current quarter due to the continued deterioration in the U.S. economy and housing markets, particularly in states which previously had experienced the greatest home price appreciation, portfolio seasoning, higher levels of personal bankruptcy filings and lower recovery rates on defaulted receivables. These higher credit loss estimates were largely attributable to deterioration in the credit performance of non-prime customers who are also homeowners which typically carry higher balances. Higher credit loss estimates were partially offset by lower receivable levels reflecting actions taken throughout 2008 and into 2009 to slow receivable growth as discussed above.

•	Provision for credit losses in our auto finance receivable portfolio was lower during the first quarter of 2009 due to the discontinuation of auto finance originations as well as the sale of $3.0 billion of auto finance receivables in January 2009, partially offset by the adoption of FFIEC charge-off policies which increased our provision for credit losses by $36 million during the quarter. Decreases in credit loss estimates for our auto finance receivable portfolio were partially offset by the continued deterioration in the U.S. economy, including significantly higher unemployment rates and higher loss severities driven by lower prices on repossessed vehicles as compared to the year-ago period.

•	Provision for credit losses in our Mortgage Services business decreased as compared to the year-ago period as the portfolio became more fully seasoned and continues to run-off, resulting in lower charge-off levels. Additionally, as compared to the year-ago quarter there has been a shift in the mix of charge-offs to first lien loans which generally have lower loss severities than second lien loans. However, loss severities have continued to increase due to declines in real estate values. Rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy were also significant factors partially offsetting the lower credit loss estimates.

Net charge-off dollars totaled $2.4 billion during both the three months ended March 31, 2009 and 2008. Excluding $87 million of charge-offs related to the adoption of FFIEC charge-off policies for our auto finance receivable portfolio recorded during the current quarter as discussed above, net charge-offs were lower during the three months ended March 31, 2009 as compared to the year-ago period. The decrease reflects lower net charge-offs in our credit card receivable portfolio largely as a result of the sale of $12.4 billion of credit card receivables in early January 2009 which had net charge-offs totaling $184 million during the first quarter of 2008 as well as lower net charge-offs in our Mortgage Services business due to a shift in mix to higher levels of charge-offs of first lien loans which generally have lower loss severities than second lien loans. These decreases were partially offset by higher net charge-offs in our Consumer Lending real estate secured receivable portfolios for the reasons discussed above which were partially offset by delays in foreclosure activities. We continue to experience delays in processing foreclosures due to the effect of our voluntary one-month suspension in December 2008, backlogs in foreclosure proceedings by local governments and actions of certain states that have lengthened the foreclosure process. Net charge-off dollars for all products were negatively impacted by the deteriorating U.S. economy, including significantly higher unemployment rates. For further discussion see “Credit Quality” in this Form 10-Q.

We anticipate higher levels of delinquency and charge-off in all of our portfolios during the remainder of 2009. However, the magnitude of these negative trends in 2009 will largely be dependent on the length and depth of the U.S. economic recession, and particularly, unemployment rates. If unemployment rates rise significantly during the remainder of 2009, we anticipate corresponding increases in delinquency and charge-offs which will result in higher loss provision.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Insurance revenue	$93	$105	$(12)	(11.4)%
Investment income	7	25	(18)	(72.0)
Derivative income	38	4	34	100	+
Gain on debt designated at fair value and related derivatives	4,112	1,177	2,935	100	+
Fee income	228	458	(230)	(50.2)
Enhancement services revenue	135	184	(49)	(26.6)
Taxpayer financial services revenue	90	149	(59)	(39.6)
Gain on bulk sale of receivables to HSBC Bank USA	57	-	57	100.0
Gain on receivable sales to HSBC affiliates	128	55	73	100	+
Servicing and other fees from HSBC affiliates	193	131	62	47.3
Lower of cost or fair value adjustment on receivables held for sale	(170)	(7)	(163)	(100	+)
Other income (expense)	46	36	10	27.8

Total other revenues	$4,957	$2,317	$2,640	100	+%

Insurance revenue decreased during the first quarter of 2009 as a result of lower credit related premiums due to reduced loan originations generated in the Consumer Lending business due to reductions in product offerings and tightening of underwriting criteria throughout 2008. As a result of the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business, we will no longer issue credit insurance policies in this business segment. The decreases in insurance revenue were partially offset by growth in the simplified issue term life insurance product that was introduced in 2007.

Investment income, which includes income on securities available for sale in our insurance business and realized gains and losses from the sale of securities, decreased in first quarter of 2009 due to lower interest income as well as the recording of higher other-than-temporary impairment charges in the current quarter. Other-than-temporary impairment charges totaled $20 million and $6 million during the three months ended March 31, 2009 and 2008, respectively.

Derivative income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under SFAS No. 133 as well as the ineffectiveness on derivatives which are qualifying hedges. Derivative income (expense) is summarized in the table below:

Three Months Ended March 31,	2009	2008

	(in millions)

Net realized gains (losses)	$(20)	$-
Mark-to-market on derivatives which do not qualify as effective hedges	3	11
Ineffectiveness	55	(7)

Total	$38	$4

As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates and higher delinquency levels. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”) we had $4.4 billion of pay fixed, receive variable rate interest rate swaps during the current quarter. While these hedge positions lowered our overall interest rate risk, they did not qualify as effective hedges under SFAS No. 133. The results of these non-qualifying hedges in the first quarter of 2009 negatively impacted net realized losses and mark-

HSBC Finance Corporation

to-market on derivatives which do not qualify as effective hedges. The increase in ineffectiveness is primarily driven by changes in the market value of our cross currency cash flow hedges due to the decline in foreign interest rates in the first quarter of 2009.

Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the three months ended March 31, 2009 should not be considered indicative of the results for any future periods.

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three Months Ended March 31,	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value:
Interest rate component	$181	$(1,015)
Credit risk component	3,791	1,289

Total mark-to-market on debt designated at fair value	3,972	274
Mark-to-market on the related derivatives	20	918
Net realized gains (losses) on the related derivatives	120	(15)

Total	$4,112	$1,177

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – In the first quarter of 2009, the U.S. LIBOR curve steepened as interest rates with three year terms or less decreased while interest rates for terms greater than three years increased. This resulted in reduced changes in the interest rate component on debt designated at fair value and the related derivatives. Also in 2009, market illiquidity has created changes in the value of the debt which does not have a corresponding impact on the value of the related derivative. In the first quarter of 2008, falling long term U.S. interest rates resulted in a significant loss on debt designated at fair value. The value of receive fixed/pay variable swaps increased in response to the falling long term U.S. rates. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by the differences in cash flows and valuation methodologies for the debt and related derivative. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivative. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our credit spreads widened dramatically during the first quarter of 2009 subsequent to the announcement of the discontinuation of all new customer account originations in our Consumer Lending business and closure of substantially all Consumer Lending branch offices as well as the credit rating downgrades in early March 2009. Changes in the credit risk component of the debt during the first quarter of 2008 were impacted by a general widening of new issue and secondary bond market credit spreads across all domestic bond market sectors as well as a general lack of liquidity in the secondary bond market during the period. The fair value benefit from the change of our credit spreads is a result of having historically raised debt at credit spreads which are not available under today’s market conditions.

HSBC Finance Corporation

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. As discussed above, the significant widening of our credit spreads in March 2009, which resulted in a significant increase in gain on debt designated at fair value and related derivatives, was in response to the announcement related to our Consumer Lending business and downgrades by rating agencies. Our credit spreads may not remain at these levels for the remainder of 2009 which could result in a reversal of a significant portion of the gain on debt designated at fair value during the remainder of 2009. As of April 30, 2009, approximately $3.0 billion of the $3.8 billion recorded during the first quarter of 2009 has reversed. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2009 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in the first quarter of 2009 primarily as a result of the sale of the GM and UP Portfolios as previously discussed as well as changes in our credit card fee practices implemented during the second quarter of 2008, higher fee charge-offs due to increased loan defaults and lower late, overlimit and interchange fees due to lower volumes.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, was lower in the first quarter of 2009 primarily as a result of the sale of the GM and UP Portfolios as previously discussed as well as the impact of lower new origination volumes.

Taxpayer financial services (“TFS”) revenue decreased in the three months ended March 31, 2009 as H&R Block was the only third-party preparer during the 2009 tax season with whom we have an on-going relationship and a shift in mix to lower revenue products.

Gain on bulk sale of receivables to HSBC Bank USA reflects the gain on sale of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion, at the time of sale, and $3.0 billion of auto finance receivables to HSBC Bank USA in January 2009. This gain was partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA. The increase in the first quarter of 2009 reflects the higher sales volumes as a result of the sales of new receivable originations in the GM and UP Portfolios beginning in January 2009, partially offset by lower premiums on our private label receivables reflecting the deteriorating credit environment.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service credit card and private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA as a result of the sales of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion, at the time of sale, and $3.0 billion of auto finance receivables in January 2009 which we continue to service.

Lower of cost or fair value adjustment on receivables held for sale reflects the higher levels of receivables held for sale during the first quarter of 2009 and the impact of current market conditions on pricing.

Other income increased in the three months ended March 31, 2009 due to a gain on a miscellaneous commercial asset sale. Additionally, the prior year quarter included a gain of $11 million related to the sale of a portion of our Visa Class B shares as well as higher securitization related revenue as in February 2008 we repaid the remaining securitized credit card receivable trust.

HSBC Finance Corporation

Operating expenses

The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$415	$442	$(27)	(6.1)%
Sales incentives	5	20	(15)	(75.0)
Occupancy and equipment expenses	91	54	37	68.5
Other marketing expenses	50	128	(78)	(60.9)
Real estate owned expenses	105	126	(21)	(16.7)
Other servicing and administrative expenses	255	256	(1)	(.4)
Support services from HSBC affiliates	279	269	10	3.7
Amortization of intangibles	42	55	(13)	(23.6)
Policyholders’ benefits	55	52	3	5.8
Goodwill and other intangible asset impairment charges	667	-	667	100.0

Total costs and expenses	$1,964	$1,402	$562	40.1%

Salaries and employee benefits included severance costs of $88 million and $3 million relating to accelerated stock based compensation and other benefits during the three months ended March 31, 2009, partially offset by a $16 million curtailment gain related to post-retirement benefit, primarily related to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business and close substantially all of the Consumer Lending branch offices. Excluding these severance costs from the current period, salaries and employee benefits decreased $102 million during the three months ended March 31, 2009 reflecting the reduced scope of our business operations, including the change in headcount from the strategic decisions implemented throughout 2008, the impact of entity-wide initiatives to reduce costs as well as lower salary costs derived from an increase in customer service, systems, collections and accounting services provided by an HSBC affiliate located outside the U.S. Decreases in salaries and employee benefits were partially offset by higher salary expense resulting from increased collection capacity.

Sales incentives decreased in the first quarter of 2009 due to lower origination volumes in our Consumer Lending business resulting from the changes in product offerings and the tightening of underwriting criteria throughout 2008, the economic and market conditions described above and the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business.

Occupancy and equipment expenses included lease termination and associated costs of $54 million and write-offs of fixed asset and other capitalized costs of $29 million during the three months ended March 31, 2009 related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices. Excluding the impact of these items, occupancy and equipment expenses was lower in the first quarter of 2009 due to lower depreciation and utilities expenses as a result of the reduction of the scope of our business operations since March 2008.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense during the first quarter of 2009 reflects the decision to continue to reduce credit card, co-branded credit card and personal non-credit card receivable marketing expenses in an effort to reduce risk and slow receivable growth in these portfolios as well as the decision in late February 2009 to cease originations of personal non-credit card receivables.

Real estate owned expenses decreased in the first quarter of 2009 as a result of lower levels of real estate owned due to a delay in foreclosure proceedings as certain states and municipalities have implemented new rules which lengthen the foreclosure process, partially offset by higher average loss on sale of REO properties.

HSBC Finance Corporation

Other servicing and administrative expenses increased slightly during the three months ended March 31, 2009 primarily as a result of lower deferred origination costs due to lower origination volumes, higher third party collection costs as well as the write-off of miscellaneous assets related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices. These increases were partially offset by the impact of entity wide initiatives to reduce costs as well as lower expense resulting from the reduction of the scope of our business operations since March 2008.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates decreased during the three months ended March 31, 2009 as a result of reductions in support services due to reducing the scope of our business operations, partially offset by an increase in the use of services provided by an HSBC affiliate located outside of the United States.

Amortization of intangibles decreased in the first quarter of 2009 due to lower amortization for technology and customer lists due to the write off of a portion of these intangibles as a result of the decision in late February 2009 to discontinue all new customer account originations for all products in our Consumer Lending business. Additionally, lower amortization of intangibles reflects amortization on retail sales merchant agreements which became fully amortized during the first quarter of 2008.

Policyholders’ benefits increased during the three months ended March 31, 2009 primarily due to higher unemployment claims and claims incurred on the simplified issue term life product, partially offset by lower life and disability claims on credit insurance policies.

Goodwill and other intangible asset impairment charges during the first quarter of 2009 includes a goodwill impairment charge of $653 million related to our Card and Retail Services and Insurance Services businesses. See Note 10, “Goodwill,” in the accompanying consolidated financial statements for further discussion of the goodwill impairment. Additionally during the first quarter of 2009, we recorded impairment charges of $14 million for intangible assets associated with our Consumer Lending business as a result of our decision to discontinue new customer account originations for all products. See Note 4, “Strategic Initiatives,” and Note 9, “Intangible Assets,” in the accompanying consolidated financial statements for further discussion of the impairment.

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2009	2008

Three months ended March 31	29.01%	29.34%

Our efficiency ratio during the three months ended March 31, 2009 and 2008 was significantly impacted by the change in the credit risk component of our fair value optioned debt and, in the first quarter of 2009, the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio improved 295 basis points during the first quarter of 2009 as a result of lower salary expense, marketing expense and sales incentives as well as the impact of entity-wide initiatives to reduce cost which resulted in operating expenses decreasing more rapidly than net interest income and fee income.

Segment Results – IFRS Management Basis

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic

HSBC Finance Corporation

affinity and co-branding relationships, merchant relationships and direct mail. Products are also offered and customers serviced through the Internet.

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we originated loans sourced through mortgage brokers.

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

Beginning in the first quarter of 2009, we began allocating a majority of the costs of our corporate and treasury activities to our reportable segments which had previously not been considered in determining segment profit (loss). These allocated costs are now reported as intersegment revenues in the “All Other” caption and operating expenses for our reportable segments. There have been no other changes in the basis of segmentation or measurement of segment profit (loss) as compared with the presentation in our 2008 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card Portfolios and the auto finance, private label, real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans within HSBC and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Net income (loss)	$(7)	$348	$(355)	(100 +)%
Net interest income	1,340	1,302	38	2.9
Other operating income	660	844	(184)	(21.8)
Loan impairment charges	1,511	1,024	487	47.6
Operating expenses	488	580	(92)	(15.9)
Profit (loss) before tax	1	542	(541)	(99.8)
Intersegment revenues	2	5	(3)	(60.0)
Customer loans	42,867	46,892	(4,025)	(8.6)
Assets	40,701	45,566	(4,865)	(10.7)
Net interest margin, annualized	12.04%	10.81%	-	-
Return on average assets	(.07)	2.96	-	-

Our Card and Retail Services segment reported a net loss for the three months ended March 31, 2009 as compared to net income for the prior year quarter. The net loss was due to higher loan impairment charges and lower other operating income, partially offset by higher net interest income and lower operating expenses. Loan impairment charges were higher due to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment rates and lower recovery rates on defaulted loans. The significant increase in unemployment rates since March 31, 2008 has resulted in accelerated deterioration in our delinquency levels, including higher roll rates. During the first quarter of 2009, we increased credit loss reserves to $4.6 billion as loan impairment charges were $203 million greater than net charge-offs. During the first quarter of 2008, we increased credit loss reserves to $3.4 billion as loan impairment charges were $55 million greater than net charge-offs.

Net interest income increased due to lower interest expense, partially offset by higher interest charge-off due to the impact of credit deterioration. The increase in net interest margin reflects lower cost of funds, partially offset by the lower overall yields. The decrease in other operating income was primarily due to lower cash advance, interchange fees, late fees and enhancement services revenue due to lower volumes and changes in customer behavior. Operating expenses reflect lower marketing expenses in our effort to slow receivable growth in our credit card receivable portfolio as well as lower salary expenses, partially offset by higher third party collection expenses.

The decrease in ROA during the first quarter of 2009 was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

On December 18, 2008, the Federal Reserve Board, the Office of Thrift Supervision and the National Credit Union Administration jointly issued a final rule (“UDAP”) that will be effective July 1, 2010 and will among other things, place restrictions on applying interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments may be allocated to amounts due and penalty rates may be charged on past due balances, and limit certain fees. We are already compliant with some of its provisions. We anticipate that this rule, once implemented, is likely to have a material adverse financial impact on our Card and Retail Services business. Legislation has been approved by Congressional committees that would accelerate the effective date of the Federal Reserve rules described above and would impose additional requirements. It is unclear at this time whether any legislation will be adopted by Congress, and, if adopted, what the content of such legislation will be.

HSBC Finance Corporation

Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2008		2008
	2009	$	%	$	%

	(dollars are in millions)

Credit card	$26,333	$(2,313)	(8.1)%	$(3,115)	(10.6)%
Private label	16,402	(1,539)	(8.6)	(866)	(5.0)
Other	132	(11)	(7.7)	(44)	(25.0)

Total loans	$42,867	$(3,863)	(8.3)%	$(4,025)	(8.6)%

Compared to March 31, 2008, customer loans decreased 9 percent due to the actions taken throughout 2008 to slow receivable growth, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures. In addition, we have stopped new account originations for certain segments of our portfolio which have been most severely impacted by the current housing and economic conditions. As economic conditions improve, we will evaluate whether to continue new account originations in certain of these segments. Lower private label receivable levels reflect the termination of unprofitable retail partners.

Customer loans decreased 8 percent to $42.9 billion at March 31, 2009 compared to $46.7 billion at December 31, 2008, primarily due to the changes in product offerings as discussed above and normal seasonal run-off in the first quarter of 2009.

The following is additional key performance data related to our Card and Retail Services portfolios. The information is based on IFRS Management Basis results.

Our Cards and Retail Services portfolios consist of three key segments. The non-prime portfolios are primarily originated through direct mail channels (the “Non-prime Portfolio”). The prime portfolio consists of General Motors, Union Privilege and Retail Services receivables (the “Prime Portfolio”). These receivables are primarily considered prime at origination, however the credit profile of some customers will subsequently change due to changes in customer circumstances. The other portfolio is comprised of several liquidating portfolios and alternative marketing programs such as third party turndown programs (the “Other Portfolio”). The Other Portfolio includes certain adjustments not allocated to either the Non-prime or Prime Portfolios. The Other Portfolio contains both prime and non-prime receivables.

HSBC Finance Corporation

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
	Quarter Ended					Mar. 31, 2009
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	and
	2009	2008	2008	2008	2008	Mar. 31, 2008

	(dollars are in millions)

Receivables:
Non-prime	$11,164	$12,247	$12,651	$12,878	$13,044	(14.4)%
Prime.	28,805	31,344	30,778	30,886	30,855	(6.6)
Other.	2,898	3,139	3,077	3,014	2,993	(3.2)

Total	$42,867	$46,730	$46,506	$46,778	$46,892	(8.6)%

Net Interest Margin:
Non-prime	20.36%	17.96%	17.49%	17.05%	17.10%	19.1%
Prime	9.10	7.75	7.70	7.67	7.92	14.9
Other	8.71	11.49	12.67	15.94	13.11	(33.6)

Total	12.04%	10.76%	10.72%	10.80%	10.81%	11.4%

Net Charge-off Ratio:
Non-prime	18.40%	16.36%	14.06%	14.54%	13.30%	38.3%
Prime	8.44	6.86	6.20	6.15	5.52	52.9
Other	16.15	13.05	12.12	12.13	10.45	54.5

Total	11.59%	9.84%	8.75%	8.87%	8.01%	44.7%

While we have seen deterioration in performance across the Cards and Retail Services segment as compared to the prior year quarter, the Non-prime Portfolio performance has been deteriorating at a lesser degree through this stage of the economic cycle.

As previously discussed, customer loans have decreased by 9 percent as compared to the prior year quarter. The decrease in the Prime Portfolio has been less through a combination of the need to maintain approval rates due to merchant obligations and absolute levels of charge offs.

Net interest margin for both the Non-prime and Prime Portfolios remains strong, primarily due to lower cost of funds, lower promotional balances and incremental pricing actions.

Net charge-offs in the Non-prime Portfolio have deteriorated at a lower rate than our Prime Portfolio primarily due to the smaller credit lines and lower home ownership concentration relative to the Prime Portfolio. We continue to see a similar relationship in delinquencies.

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended March 31,	2009	2008	Amount	%

	(dollars are in millions)

Net loss	$(1,320)	$(694)	$(626)	(90.2)%
Net interest income	1,035	1,563	(528)	(33.8)
Other operating income	(39)	(25)	(14)	(56.0)
Loan impairment charges	2,435	2,158	277	12.8
Operating expenses	557	465	92	19.8
Profit (loss) before tax	(1,996)	(1,085)	(911)	(84.0)
Intersegment revenues	34	44	(10)	(22.7)
Customer loans	95,651	114,020	(18,369)	(16.1)
Assets	88,548	109,635	(21,087)	(19.2)
Net interest margin, annualized	4.22%	5.40%	-	-
Return on average assets	(5.78)	(2.48)	-	-

Our Consumer segment reported a higher net loss during the three months ended March 31, 2009 as compared to the prior year quarter due to lower net interest income, higher loan impairment charges, lower other operating income and higher operating expenses.

Loan impairment charges for the Consumer segment increased during the first quarter of 2009 reflecting higher credit loss estimates due to the following:

•	Higher overall levels of charge-off and contractual delinquency including higher roll rates due to the continued weakening of the U.S. economy and rising unemployment, with delinquency increasing most significantly in the first-lien portion of our Consumer Lending real estate secured receivable portfolios;

•	Continued deterioration in real estate values which has resulted in increases in loss severities for real estate secured receivables;

•	Portfolio seasoning;

•	Lower real estate secured receivable prepayments; and

•	Higher delinquency levels in all delinquency buckets, including early stage delinquency, for real estate secured and personal non-credit card receivables in our Consumer Lending business.

During the first quarter of 2009, credit loss reserves increased as loan impairment charges were $414 million greater than net charge-offs. During the first quarter of 2008, credit loss reserves increased as loan impairment charges were $507 million greater than net charge-offs.

The decrease in net interest income was due to lower average customer loans, lower origination volumes, lower levels of performing receivables and lower overall yields partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets and lower amortization of net deferred fees due to lower loan prepayments and lower origination volumes. The decrease in net interest margin was primarily a result of lower overall yields and higher cost of funds as the impact of wider credit spreads offset decreases in short term interest rates during the period. Other operating income decreased primarily due to lower late fees and credit insurance commissions, partially offset by lower losses on sales of REO properties. Operating expenses for the three months of 2009 included $159 million of costs, net of a curtailment gain of $34 million related to other post-retirement benefits, related to the decision to discontinue new originations for all products in our Consumer Lending business and close substantially all Consumer Lending branch offices. Excluding these closure costs, operating expenses decreased during the first quarter of 2009 due to the reductions in the scope of our business operations as well as other cost containment measures, and lower REO expenses.

HSBC Finance Corporation

The decrease in the ROA ratio during the three months ended March 31, 2009 was primarily due to the increase in loan impairment charges and decrease in net interest income as discussed above, partially offset by lower average assets.

Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2008		2008
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$71,312	$(2,507)	(3.4)%	$(12,478)	(14.9)%
Auto finance	9,521	(1,182)	(11.0)	(3,255)	(25.5)
Private label	-	(51)	(100.0)	(106)	(100.0)
Personal non-credit card	14,818	(785)	(5.0)	(2,530)	(14.6)

Total customer loans	$95,651	$(4,525)	(4.5)%	$(18,369)	(16.1)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		March 31,
	March 31,	2008		2008
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$26,258	$(1,369)	(5.0)%	$(7,651)	(22.6)%
Consumer Lending	45,054	(1,138)	(2.5)	(4,827)	(9.7)

Total real estate secured	$71,312	$(2,507)	(3.4)%	$(12,478)	(14.9)%

Customer loans decreased 16 percent to $95.7 billion at March 31, 2009 as compared to $114.0 billion at March 31, 2008. Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken throughout 2008 to reduce risk going forward as well as the decision in late February 2009 to discontinue all new originations for all loan products in our Consumer Lending operations. The decrease in real estate secured receivables was partially offset by a continued decline in loan prepayments due to fewer refinancing opportunities for our customers due to the trends impacting the mortgage lending industry. Our auto finance portfolio decreased due to decisions made in 2008 to reduce and ultimately discontinue new auto loan originations. Personal non-credit card receivables decreased as a result of the actions taken throughout 2008 to reduce risk and limit growth going forward. Additionally as previously discussed, originations of personal non-credit card receivables have been terminated as a result of the decision in late February 2009 to discontinue originations of all products in our Consumer Lending business.

Customer loans decreased 5 percent at March 31, 2009 as compared to $100.2 billion at December 31, 2008. Real estate secured receivables have decreased since December 31, 2008. As discussed above, our Mortgage Services real estate secured portfolio has continued to liquidate during the first quarter of 2009. Lower real estate secured and personal non-credit card receivables in our Consumer Lending business reflect the changes in product offerings and tightening of underwriting criteria throughout 2008 and, to a lesser extent, the decision to discontinue new originations for all loan products in late February 2009, as discussed above. These decreases in the real estate secured portfolio were partially offset by a decline in loan prepayments which has continued during the first quarter of 2009. Decreases in our auto finance portfolio reflect the decision to terminate new auto loan originations as discussed above.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

HSBC Finance Corporation

Credit Quality

Credit Loss Reserves

We maintain credit loss reserves to cover probable losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

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

HSBC Finance Corporation

The following table sets forth credit loss reserves for the periods indicated:

	March 31,		December 31,		March 31,
	2009		2008		2008

	(dollars are in millions)

Credit loss reserves	$12,972		$12,415		$10,876
Reserves as a percent of:
Receivables	12.59		11.47%		7.72%
Net charge-offs(1)	135.8	(2)	130.7	(2)	115.0
Nonperforming loans	108.4	(2)	108.2	(2)	117.2 (2)

(1)	Net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at March 31, 2009 increased as compared to December 31, 2008 and March 31, 2008 as we recorded loss provision in excess of net charge-offs of $557 million during the quarter. The increase was primarily a result of the following:

•	Higher late stage delinquency since December 31, 2008 and higher delinquency in all delinquency buckets since the year-ago quarter which has resulted in higher credit loss estimates for our real estate secured receivable portfolios;

•	Higher roll rates for real estate secured and credit card receivables;

•	Continued deterioration of the U.S. economy and housing markets;

•	Significantly higher unemployment rates;

•	Higher levels of personal bankruptcy filings for our credit card receivable portfolio;

•	Portfolio seasoning; and

•	As it relates to the prior year quarter, delays in processing foreclosures for real estate secured receivables due to backlogs in foreclosure proceedings by local governments and actions of certain states that have lengthened the foreclosure process.

At March 31, 2009 and going forward, credit loss estimates for our credit card receivable portfolio relate primarily to non-prime credit card receivables due to the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Our non-prime credit card receivable portfolio is structured for customers with lower credit scores. The products have lower credit lines and are priced for higher risk.

The credit quality of the non-prime portfolio has deteriorated at a lower rate relative to our GM and UP Portfolios which were sold to HSBC Bank USA in January 2009. The continued deterioration of the housing markets in the U.S. has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters which are contributing to a lower rate of credit deterioration. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through March 31, 2009 unemployment has resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. However, there can be no certainty that these trends will continue.

As previously discussed, we initiated actions beginning in the fourth quarter of 2007 which continued through the first quarter of 2009 to generally reduce our risk, by closing inactive accounts, decreasing credit lines, tightening underwriting and deliberate lowering of marketing investment. In addition, we have stopped new account originations for certain segments of our portfolio which have been most severely impacted by the current housing

HSBC Finance Corporation

and economic conditions. As economic conditions improve, we will evaluate whether to continue new account originations in certain of these segments. These actions have resulted in an on-going decline in our non-prime credit card receivables.

In establishing reserve levels, given the current housing market trends in the U.S., we anticipate that losses in our real estate secured receivable portfolios will be incurred with greater frequency and severity than historically experienced. There is currently little secondary market liquidity for subprime mortgages. As a result, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. The current housing market trends are exacerbated by the current economic recession, including rising levels of unemployment. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off and credit loss estimates in all of our receivable portfolios. It is generally believed that recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until at least 2010. We have considered these factors in establishing our credit loss reserve levels.

Reserves as a percentage of receivables at March 31, 2009 were higher than at March 31, 2008 and December 31, 2008 due to the impact of additional reserve requirements as discussed above and lower receivable levels. Reserves as a percentage of net charge-offs were higher at March 31, 2009 as compared to March 31, 2008 and December 31, 2008 as the increase in reserve levels outpaced charge-offs as the growing late stage delinquency in our Consumer Lending real estate secured receivable portfolio will migrate to charge-off in future periods. Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) was slightly higher at March 31, 2009 as compared to the prior quarter as the increase in reserves outpaced the increase in nonperforming loans. The rate of increase in nonperforming loans slowed as compared to the prior quarter due to the impact of seasonal improvements in collections during the first quarter of the year. Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) was lower as compared to the prior year quarter as the majority of the increase in nonperforming loans was from the first lien real estate secured receivable portfolios in our Consumer Lending and Mortgage Services businesses which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

HSBC Finance Corporation

Delinquency

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Continuing operations:
Real estate secured(1)	$10,658	$10,197	$6,899
Auto finance(2)	245	537	366
Credit card(2)	1,503	1,908	1,692
Private label(3)	-	16	23
Personal non-credit card	2,816	2,968	2,632

Total consumer – continuing operations(2)	15,222	15,626	11,612
Discontinued Operations	-	-	579

Total consumer	$15,222	$15,626	$12,191

Delinquency Ratio:
Continuing operations:
Real estate secured(1)	15.31%	14.17%	8.42%
Auto finance(2)	3.70	5.16	2.87
Credit card(2)	11.22	7.12	5.90
Private label(3)	-	24.71	19.39
Personal non-credit card	19.07	19.06	15.14

Total consumer – continuing operations(2)	14.58	12.52	8.24
Discontinued Operations	-	-	5.88

Total consumer	14.58%	12.52%	8.09%

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

HSBC Finance Corporation

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Mortgage Services:
First lien	$3,747	$3,838	$3,392
Second lien	707	782	1,020

Total Mortgage Services	$4,454	$4,620	$4,412

Consumer Lending:
First lien	$5,323	$4,724	$1,954
Second lien	881	853	530

Total Consumer Lending	$6,204	$5,577	$2,484

Delinquency Ratio:
Mortgage Services:
First lien	18.46%	18.07%	13.19%
Second lien	17.64	18.37	17.01

Total Mortgage Services	18.33%	18.11%	13.90%

Consumer Lending::
First lien	13.45%	11.64	4.49%
Second lien	15.33	14.45	7.91

Total Consumer Lending	13.69%	12.00%	4.95%

(2)	The trend in dollars of contractual delinquency and the delinquency ratio for our credit card and auto finance portfolios as of March 31, 2009 was significantly impacted as a result of the sale of our GM and UP Portfolios as well as the sale of certain non-delinquent auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the delinquency dollars and delinquency ratios for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Dollars of contractual delinquency excluding the sold credit card and auto finance receivables from all periods:
Auto finance	$245	$537	$366
Credit card	1,503	1,447	1,330
Total consumer – continuing operations	15,222	15,165	11,250
Delinquency ratio excluding the sold credit card and auto finance receivables from all periods:
Auto finance	3.70%	7.25%	3.75%
Credit card	11.22	10.12	8.42
Total consumer – continuing operations	14.58	13.87	9.00

(3)	On a continuing operations basis, private label receivables consisted primarily of the retail sales contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio.

Total delinquency for continuing operations increased 206 basis points compared to the prior quarter primarily due to lower receivable levels for all products as a result of lower origination volumes due to changes in our product offerings, including the discontinuation of auto finance originations and the ceasing of all Consumer Lending originations, as well as the sale of $15.4 billion of credit card and auto finance receivables to HSBC Bank USA in January 2009 as previously discussed. Decreases in real estate secured receivable levels were partially offset by a decline in loan prepayments.

Although the delinquency ratio has increased, dollars of contractual delinquency for continuing operations decreased $404 million during the three months ended March 31, 2009 as compared to December 31, 2008. With the exception of real estate secured receivables in our Consumer Lending business, all products reported lower

HSBC Finance Corporation

dollars of contractual delinquency. As discussed above, the trend in dollars of contractual delinquency and delinquency ratios for our credit card receivable portfolio was significantly impacted by the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Excluding the delinquency impact of the GM and UP Portfolio in the prior periods, dollars of contractual delinquency for credit card receivables increased due to deterioration in credit performance as a result of the continued deterioration in the U.S. economy and housing markets, including rising unemployment rates, and higher levels of personal bankruptcy filings, particularly relating to the credit performance of non-prime customers who are also homeowners, which typically carry higher balances. These increases were partially offset by seasonal improvements in collection activities during the first quarter as some customers use their tax refunds to make payments as well as by the impact of lower receivable levels. Lower auto finance and personal non-credit card delinquencies reflect the continued run-off of these receivable portfolios and seasonal improvements in our collection activities during the quarter as discussed above. Additionally, decreases in dollars of delinquency in our auto finance portfolio reflect the adoption of FFIEC charge-off policies during the first quarter of 2009 as discussed above, which resulted in an acceleration of auto finance charge-offs of $87 million during the first quarter which otherwise would have charged-off in future periods. Dollars of contractual delinquency increased for our real estate secured receivables reflecting continued weakening in the housing and mortgage industry, particularly in the first-lien portion of Consumer Lending’s 2006 and 2007 real estate secured receivable originations and to a lesser extent real estate secured receivable originations in the first half of 2008 due to current economic conditions.

While overall dollars of contractual delinquency decreased, contractual delinquency for all receivable products was negatively impacted by the following:

•	Continued deterioration in the U.S. economy;

•	Significantly higher unemployment rates during the quarter; and

•	Portfolio seasoning.

Compared to March 31, 2008, our delinquency ratio from continuing operations increased 634 basis points at March 31, 2009 as all receivable products reported higher delinquency ratios for the reasons discussed above. Also contributing to the increase in our real estate secured receivables delinquency ratios and dollars were continuing delays in processing foreclosures due to backlogs in foreclosure proceedings by local governments and actions of certain states that have lengthened the foreclosure process. As a result, contractually delinquent receivables which would have normally proceeded to foreclosure and reported as real estate owned continue to be reported as contractually delinquent receivables.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables

The following table summarizes net charge-off of consumer receivables for the quarter, annualized, as a percent of average consumer receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, for periods following the transfer to the held for sale classification, the receivables are no longer included in average consumer receivable balance as such loans are carried at the lower of cost or fair value and there are no longer any charge-offs reported associated with these receivables.

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Net Charge-off dollars:
Continuing operations:
Real estate secured(1)	$979	$951	$966
Auto finance(2)	247	213	159
Credit card(2)	499	619	733
Private label(3)	-	5	9
Personal non-credit card	663	572	498

Total consumer – continuing operations(2)	2,388	2,360	2,365
Discontinued Operations	-	29	101

Total consumer	$2,388	$2,389	$2,466

Net Charge-off ratio:
Continuing operations:
Real estate secured(1)	5.54%	5.22%	4.64%
Auto finance(2)	13.88	10.48	4.94
Credit card(2)	15.48	17.02	9.91
Private label(3)	-	29.76	27.36
Personal non-credit card	17.37	14.49	11.23

Total consumer – continuing operations(2)	9.02	8.47	6.59
Discontinued Operations	-	5.03	4.02

Total consumer	9.02%	8.40%	6.42%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	6.14%	5.64%	5.25%

HSBC Finance Corporation

(1)	Real estate secured net charge-off dollars, annualized, as a percentage of average consumer receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Net Charge-off dollars:
Mortgage Services:
First lien	$392	$301	$280
Second lien	193	333	426

Total Mortgage Services	$585	$634	$706

Consumer Lending:
First lien	$185	$134	$124
Second lien	209	183	136

Total Consumer Lending	$394	$317	$260

Delinquency Ratio:
Mortgage Services:
First lien	7.56%	5.58%	4.24%
Second lien	18.83	29.01	26.90

Total Mortgage Services	9.42%	9.67%	8.62%

Consumer Lending::
First lien	1.85%	1.32	1.14%
Second lien	14.45	12.15	7.95

Total Consumer Lending	3.44%	2.72%	2.06%

(2)	The trend in net charge-off dollars and the net charge-off ratio for our credit card and auto finance portfolios as of March 31, 2009 was significantly impacted as a result of the sale of our GM and UP Portfolios as well as the sale of certain auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the net charge-off dollars and net charge-off ratios for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Net charge-off dollars excluding the sold credit card and auto finance receivables from all periods:
Auto finance	$247	$213	$159
Credit card	499	583	549
Total consumer – continuing operations	2,388	2,324	2,181
Net charge-off ratio excluding the sold credit card and auto finance receivables from all periods:
Auto finance	13.88%	10.48%	6.44%
Credit card	15.48	16.03	13.29
Total consumer – continuing operations	9.02	8.57	6.53

(3)	On a continuing operations basis, private label receivables consisted primarily of the retail sales contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio

Our net charge-off ratio for continuing operations increased 55 basis points compared to the prior quarter primarily due to higher dollars of charge-offs in our real estate secured, auto finance and personal non-credit card receivable portfolios and lower average consumer receivables. The decrease in average consumer receivables reflects changes in product offerings, lower origination volumes and the sale of real estate secured, credit card and auto finance receivables as previously discussed, partially offset by a decline in loan prepayments for our real estate secured receivables.

HSBC Finance Corporation

Higher dollars of net charge-offs in our real estate secured, auto finance and personal non-credit card were substantially offset by lower dollars of net charge-off in our credit card portfolio. Net charge-offs for all products were negatively impacted by the following:

•	Continued deterioration in the U.S. economy and housing markets;

•	Significantly higher unemployment rates; and

•	Portfolio seasoning.

However, these continuing negative trends were partially offset for all products by seasonal improvements in our collection activities during the quarter as some customers use their tax refunds to make payments.

Charge-off dollars and ratios increased in our real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry, including decreases in home values in certain markets and seasoning in our Consumer Lending real estate secured receivable portfolio. The increase in the real estate secured receivable net charge-off ratio was partially offset by lower charge-offs of second lien loans which generally have higher loss severities than first lien loans, as well as increases in the volume of receivable re-ages and modifications.

As discussed above, the trend in charge-off dollars and ratios for our credit card receivable portfolio was significantly impacted by the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Excluding the GM and UP Portfolios from all periods, net charge-offs remained lower during the quarter as a result of seasonal trends in collections as well as the impact of the sale of $107 million of credit card receivables in December 2008, all of which were greater than 150 days contractually delinquent at the time of the sale. These receivables, which were charged-off during the fourth quarter of 2008 immediately prior to the sale, would otherwise have migrated to charge-off during the first quarter of 2009. These decreases in dollars of net-charge-offs for our credit card receivable portfolio were partially offset by the economic conditions described above as well as lower recovery rates on credit card receivables.

Higher net charge-offs in our auto finance receivable portfolio reflects the adoption of FFIEC charge-off policies which resulted in an acceleration of auto finance charge-offs of $87 million during the quarter. Excluding the impact of the adoption of FFIEC charge-off policies, dollars of net charge-offs for our auto finance portfolio decreased primarily due to seasonal improvements in collection activities described above, portfolio run-off and improvements in loss severities resulting from improved pricing for used vehicles during the quarter, partially offset by the economic conditions described above. Charge-off dollars and ratios in our personal non-credit card receivable portfolio reflect a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions.

Our net charge-off ratio for continuing operations increased 243 basis points compared to the prior year quarter primarily due to higher charge-offs in our real estate secured portfolios, as discussed above. The net charge-off ratio in our credit card, auto finance and personal non-credit card portfolios increased as well due to continued weakening in the U.S. economy, higher levels of bankruptcy filings, continued home price deprecation in certain markets and for our auto finance portfolio, increases in severities from the year-ago period. For our credit card portfolio, the impact was highest for non-prime customers who are also homeowners and typically carry higher balances.

HSBC Finance Corporation

Nonperforming Assets

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$11,018	$10,641	$8,043
Nonaccrual receivables held for sale	29	33	24
Accruing consumer receivables 90 or more days delinquent(2)	947	829	1,237
Accruing consumer receivables 90 or more days delinquent held for sale(2)	179	504	-

Total nonperforming receivables	12,173	12,007	9,304
Real estate owned	764	885	1,064

Total nonperforming assets – continuing operations	12,937	12,892	10,368
Discontinued operations	-	-	494

Total nonperforming assets	$12,937	$12,892	$10,862

Credit loss reserves as a percent of nonperforming receivables – continuing operations(3)	108.4%	108.2%	117.2%

(1)	Nonaccrual receivables are comprised of the following:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(in millions)

Real estate secured:
Closed-end:
First lien	$7,132	$6,419	$4,193
Second lien	934	931	921
Revolving:
First lien	4	8	20
Second lien	323	314	316

Total real estate secured	8,393	7,672	5,450
Auto finance	245	537	366
Private label	-	12	20
Personal non-credit card	2,380	2,420	2,207

Total nonaccrual receivables	$11,018	$10,641	$8,043

(2)	Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes credit card receivables.

(3)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Compared to both December 31, 2008 and March 31, 2008, the increase in total nonperforming receivables from continuing operations including nonperforming receivables held for sale, is largely due to higher levels of real estate secured nonaccrual receivables at our Consumer Lending business, partially offset by lower levels of accruing consumer receivables 90 or more days delinquent primarily resulting from the sale of the GM and UP Portfolios in January 2009. Total nonperforming real estate secured receivables and real estate owned at March 31, 2009 and December 31, 2008 have been impacted by the delay of foreclosure activities as previously discussed. Real estate secured nonaccrual loans included stated income loans at our Mortgage Services business of $1.2 billion, $1.3 billion and $1.4 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan

HSBC Finance Corporation

terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“TDR Loans”).

The following table summarizes TDR Loans which are shown as nonperforming assets for continuing operations in the table above:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(in millions)

Real estate secured	$805	$787	$175
Auto finance	10	18	14
Credit card	6	11	13
Personal non-credit card	144	61	41

Total	$965	$877	$243

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

Beginning late in the first quarter of 2008, we expanded our customer contact strategies in an effort to reach more customers. We have increased collection staffing particularly during the morning and evening hours when our customers are more likely to be available. We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the re-aging and modification programs available and are able to advise each customer of the best solutions for their individual circumstance. In the past, the majority of our customers were best served by re-aging their loan either with or without a modification of the loan terms. In the current marketplace, we have determined that our customers may be better served by a modification of the loan terms, which may or may not also include a re-aging of the account. As a result, during 2008 and during the first quarter of 2009, we have assisted more customers through the use of account modification than in prior years.

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

HSBC Finance Corporation

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

We anticipate approximately $126 million of ARM loans modified under this program since October 2006 will reach a reset date during the remainder of 2009. Prior to a loan reaching that reset date, we will re-evaluate the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, typically the modification may be extended for an additional twelve-month period provided the customer demonstrates an ongoing need for assistance. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the re-aging statistics table (“Re-age Table”) below.

We modified approximately 160 loans for the first time under the Proactive ARM Reset Modification Program during the first quarter of 2009 with an outstanding receivable balance of $26 million at the time of the modification. Since the inception of the Proactive ARM Reset Modification program in October 2006, we have modified approximately 13,100 loans with an aggregate outstanding principal balance of $2.1 billion at the time of the modification. The following provides information about the post-modification performance of loans granted modifications under this program since October 2006:

		Outstanding Receivable
	Number	Balance at Time of
Status as of March 31, 2009	of Loans	Modification

Current or less than 30-days delinquent	55%	54%
30- to 59-days delinquent	6	6
60-days or more delinquent	10	11
Paid-in-full	14	13
Charged-off, transferred to real estate owned or sold	15	16

	100%	100%

Of the loans modified under this program since October 2006 which remain outstanding at March 31, 2009, approximately 5,200 loans have subsequently qualified for assistance under other risk mitigation programs. Approximately 3,200 loans have reached the end of the modification period but did not qualify for other risk modification programs. Approximately 2,500 of those loans have had the interest rate reset in accordance with the original contractual terms.

•	Foreclosure Avoidance/Account Modification Programs: Since the fourth quarter of 2006, we have significantly increased our use of modifications in response to what we expect will be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, at our Mortgage Services business we are actively using account modifications to modify the rate and/or payment on a number of qualifying delinquent loans and re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently declined. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through loan modification and/or re-aging.

HSBC Finance Corporation

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging off best practices in our Mortgage Services business to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we have expanded our foreclosure avoidance/account modification programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program includes certain documentation requirements as well as receipt of two qualifying payments before the account may be re-aged. For Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required for a modified account before the account would be re-aged. During the first quarter of 2008, we began to offer this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. Under this expanded program, we have also implemented longer term modifications, providing assistance for generally either two years or five years for such customers across the Consumer Lending and Mortgage Services businesses. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. In February 2009, we temporarily suspended this proactive relief program as we attempt to better understand and evaluate the U.S. Treasury sponsored debt relief programs. As a result of the current marketplace conditions and our outlook for a slow return to more normal marketplace conditions, we have increased the use of longer term modifications as we believe they provide the most benefit to our customers and stakeholders as the economy recovers. A loan modified under these programs is only included in the Re-age Table if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified under the Foreclosure Avoidance/Account Modification programs during the first quarter of 2009, some of which may have also been re-aged:

Outstanding Receivable
	Number of		Balance at Time of
	Accounts Modified		Modification
	Consumer	Mortgage	Consumer	Mortgage
Three Months Ended March 31, 2009	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

Foreclosure Avoidance/Account Modification Programs(1)(2)	18.6(3)	18.2	$2,592(3)	$2,490

(1)	Includes all loans modified under these programs during the first quarter of 2009 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in modification totals once in an annual period and not for each separate modification.

(3)	Excludes modifications related to the Consumer Lending purchased receivable portfolios which had a total outstanding principal balance of $1.7 billion at March 31, 2009.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have significantly increased and we anticipate this trend of higher modification and re-age volumes will continue in the foreseeable future. Since January 2007, we have cumulatively modified and/or re-aged approximately 256,300 real estate secured loans with an aggregate outstanding principal balance of $31.3 billion at the time of modification and/or re-age under the programs described above. These totals include approximately 26,600 real estate secured loans with an outstanding principal balance of $4.3 billion that received two or more modifications since January

HSBC Finance Corporation

2007. The following provides information about the post-modification performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
	of Loans	Modification

Current or less than 30-days delinquent	55%	54%
30- to 59-days delinquent	9	10
60-days or more delinquent	21	24
Paid-in-full	5	4
Charged-off	6	3
Transferred to real estate owned or sold	4	5

	100%	100%

The following table shows the number of real estate secured accounts as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

			Outstanding Receivable
	Number of Accounts		Balance(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending(5)	Services	Lending(5)	Services

	(accounts are in thousands)		(dollars are in millions)

March 31, 2009:
Loans re-aged only	80.4	42.5	$7,192	$4,189
Loans modified only(2)	15.0	11.3	2,041	1,565
Loans modified and re-aged	54.2	45.5	7,288	6,511

Total loans modified and/or re-aged(3)	149.6	99.3	$16,521	$12,265

December 31, 2008:
Loans re-aged only	78.7	46.4	$6,955	$4,697
Loans modified only(2)	12.3	13.8	1,685	2,031
Loans modified and re-aged	43.8	33.8	5,876	4,906

Total loans modified and/or re-aged	134.8	94.0	$14,516	$11,634

March 31, 2008:
Loans re-aged only	82.5	50.0	$7,431	$5,303
Loans modified only(2)	1.5	11.2	159	1,786
Loans modified and re-aged	18.4	15.8	2,121	2,337

Total loans modified and/or re-aged	102.4	77.0	$9,711	$9,426

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 7, “Receivables,” to our accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

HSBC Finance Corporation

(3)	The following table provides information at March 31, 2009 regarding the delinquency status of loans granted modifications of loan terms and/or re-ages of the account:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

Current or less than 30-days delinquent	67%	67%	62%	64%
30- to 59-days delinquent	11	9	12	9
60-days or more delinquent	22	24	26	27

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(5)	Excludes modifications related to the Consumer Lending purchased receivable portfolios which had a total outstanding principal balance of $1.7 billion, $1.8 billion and $2.6 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Although we have shifted our customer assistance programs to include more loan modifications, we continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 78 percent of all re-aged receivables are secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

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

HSBC Finance Corporation

Re-age Table(1)

	March 31,	December 31,	March 31,
	2009	2008	2008

	(dollars are in millions)

Never re-aged	67.9%	75.2%	82.0%
Re-aged:
Re-aged in the last 6 months	13.6	9.7	7.6
Re-aged in the last 7-12 months	9.6	7.9	5.2
Previously re-aged beyond 12 months	8.9	7.2	5.2

Total ever re-aged(2)	32.1	24.8	18.0

Total	100.0%	100.0%	100.0%

Total Re-aged by Product(1)(3)
Real estate secured(2)	$26,143	$23,350	$18,151
Auto finance	2,387	2,450	2,180
Credit card	529	785	794
Private label	-	16	26
Personal non-credit card	4,446	4,408	4,256

Total	$33,505	$31,009	$25,407

(As a percent of receivables and receivables held for sale)
Real estate secured	37.5%	32.4	22.2%
Auto finance	36.1	23.5	17.1
Credit card	3.9	2.9	2.8
Private label	-	24.2	21.9
Personal non-credit card	30.1	28.3	24.5

Total(2)	32.1%	24.8	18.0%

(1)	Excludes commercial and other.

(2)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	March 31,	December 31,	March 31,
	2009	2008	2008

	(in millions)

Mortgage Services	$11,144	$10,016	$8,219
Consumer Lending	14,999	13,334	9,932

Total real estate secured	$26,143	$23,350	$18,151

(3)	The outstanding receivable balance included in the Re-age Table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

The increase in re-aged loans during the first quarter of 2009 was primarily attributable to higher contractual delinquency due to deteriorating credit quality in our Mortgage Services and Consumer Lending businesses as we continue to work with our customers who, in our judgment, evidence continued payment probability as well as changes to our collection strategies as described above. As we expect economic conditions, particularly unemployment, to worsen in 2009, we anticipate re-aged loans will continue to increase. At March 31, 2009, December 31, 2008 and March 31, 2008, $8.2 billion (25 percent of total re-aged loans in the Re-age Table), $8.0 billion (26 percent of total re-aged loans in the Re-age Table) and $4.7 billion (18 percent of total re-aged loans

HSBC Finance Corporation

in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

The amount of receivables subject to forbearance, non-real estate secured receivable modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $153 million or .2 percent of receivables and receivables held for sale at March 31, 2009 and $141 million or .1 percent at December 31, 2008.

Geographic Concentrations The following table reflects the percentage of consumer receivables and receivables held for sale in states which individually account for 5 percent or greater of our portfolio as of March 31, 2009 as well as the unemployment rate for these states as of March 31, 2009.

	Percentage of Portfolio Receivables			Percent of	Unemployment
	Credit	Real Estate		Total	Rates as of
	Cards	Secured	Other	Receivables	March 31, 2009(1)

California	12%	11%	9%	11%	11.2%
Florida	8	7	6	7	9.7
New York	7	6	6	6	7.8
Ohio	4	5	5	5	9.7
Pennsylvania	4	6	6	5	7.8

(1)	The U.S. national unemployment rate as of March 31, 2009 was 8.5 percent.

HSBC Finance Corporation

Liquidity and Capital Resources

HSBC Related Funding Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,	December 31,
	2009	2008

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$12.2	$13.2
Preferred securities issued by Household Capital Trust VIII to HSBC	-	.3

Total debt outstanding to HSBC subsidiaries	12.2	13.5

Debt outstanding to HSBC clients:
Euro commercial paper	.3	.4
Term debt	.4	.5

Total debt outstanding to HSBC clients	.7	.9
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	11.5	-
Cash received on bulk sales of auto finance receivables to HSBC Bank USA, net (cumulative)	2.9	-
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	17.3	19.3
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(5.9)	(5.8)

Total real estate secured receivable activity with HSBC Bank USA	2.0	2.1

Cash received from sale of U.K. Operations to HOHU	.4	.4
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Cash received from sale of U.K. credit card business to HBEU	2.7	2.7
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	7.1	5.9

Total HSBC related funding	$57.1	$45.1

At March 31, 2009 and December 31, 2008, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent and 12 percent of our total debt and preferred stock funding, respectively.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA of $28.8 billion and the proceeds from the bulk sale of certain auto finance receivables of $2.8 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and during the first quarter of 2009, to pay down maturing long-term debt. Proceeds from each of these transactions were also used to fund ongoing operations.

At March 31, 2009 and December 31, 2008, we had a commercial paper back stop credit facility of $2.5 billion from HSBC supporting domestic issuances. No balances were outstanding under these domestic lines at either March 31, 2009 or December 31, 2008. At December 31, 2008, we had $1.0 billion and $1.2 billion in outstanding short-term debt drawn under previously uncommitted money market facilities from HBEU and a subsidiary of HSBC Asia

HSBC Finance Corporation

Pacific (“HBAP”), respectively. The HBEU borrowing matured in February 2009 and we chose not to renew it at that time. The HBAP borrowing matured in April 2009 and we chose not to renew it at that time. We also have a $1.5 billion uncommitted credit facility and a $1.0 billion committed credit facility from HSBC Bank USA. At March 31, 2009 and December 31, 2008, there were no balances outstanding under either of these lines.

We had derivative contracts with a notional value of $72.4 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2009 and $77.9 billion, or approximately 98 percent at December 31, 2008.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $22 million and $25 million at March 31, 2009 and December 31, 2008, respectively. Securities purchased under agreements to resell totaled $5.6 billion and $1.0 billion at March 31, 2009 and December 31, 2008, respectively. The increase in the amount of securities purchased under agreements to resell is due to the generation of additional liquidity as a result of the receivable portfolio sales to HSBC Bank USA.

Commercial paper, bank and other borrowings totaled $5.3 billion and $9.6 billion at March 31, 2009 and December 31, 2008, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $.3 billion and $.4 billion at March 31, 2009 and December 31, 2008, respectively. Commercial paper balances were higher at December 31, 2008 as a result of higher short term funding requirements until the completion of the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009 as discussed above. Euro commercial paper balances were lower at March 31, 2009 because domestic commercial paper rates provided a significant pricing advantage when compared to European pricing levels. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York will finance the purchase of highly-rated, U.S. dollar-denominated, unsecured and asset-backed three-month commercial paper from eligible issuers through its primary dealers. The program will terminate on October 30, 2009 unless extended by the Federal Reserve Board. On October 28, 2008, we became eligible to participate in the program in an amount of up to $12.0 billion. At March 31, 2009 and December 31, 2008, we had $2 billion and $520 million, respectively, outstanding under this program.

We had committed back-up lines of credit totaling $9.8 billion at March 31, 2009, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. During April 2009, $3.8 billion in third party lines matured. We are currently in the process of renewing a portion of these recently matured facilities. Additional amounts will mature each year for the next two years. Based on current market conditions, we do not anticipate renewing all of these back-up lines as they mature. Given the overall reduction in our balance sheet, we expect the lower level of back-up lines will support a commercial paper issuance program that is consistent with our reduced funding requirements.

At March 31, 2009 and December 31, 2008, we had conduit credit facilities with commercial banks under which we may issue securities backed with up to $2.2 billion and $8.2 billion of receivables, respectively. Of the amounts available under these facilities, $2.2 billion and $5.8 billion were utilized at March 31, 2009 and December 31, 2008, respectively. The decrease in availability of these facilities in the first quarter of 2009 reflects the transfer of conduit credit facilities totaling $4.1 billion to HSBC Bank USA in conjunction with their purchase of the GM and UP Portfolios as previously discussed as well as the expiration of conduit credit facilities totaling $1.9 billion. The facilities are renewable at the banks’ option. The amount available under the facilities will vary based on the timing and volume of collateralized funding transactions. Additionally, we anticipate additional facilities will expire during the remainder of 2009 which will not be renewed. Our 2009 funding plan incorporates the anticipated reductions in these facilities.

Long-term debt decreased to $75.2 billion at March 31, 2009 from $90.0 billion at December 31, 2008 as we have reduced the size of our balance sheet due to the sale of $15.4 billion of receivables to HSBC Bank USA, lower origination volumes and receivable run-off during the first quarter of 2009. We have been focused on achieving the

HSBC Finance Corporation

most effective cost of funding for HSBC’s assets across North America. The following table summarizes issuances and retirements of long term debt during the first quarter of 2009 and 2008:

Three Months Ended March 31,	2009	2008

	(in millions)

Long-term debt issued	$1,600	$1,194
Long-term debt retired(1)	(5,155)	(7,062)

Net long term debt retired	$(3,555)	$(5,868)

(1)	Additionally, during the three months ended March 31, 2009, long term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

Issuances of long term debt during the first quarter of 2009 included $1.6 billion of securities backed by personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

Common Equity During the first quarter of 2009, HINO made two capital contributions to us totaling $880 million. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII, which were included as a component of due to affiliates, to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last two years and has indicated that they are fully committed and have the capacity to continue that support.

Selected capital ratios In managing capital, we develop targets for tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. These ratios also exclude the equity impact of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 158, “Accounting for Defined Benefit Pension and other Post-retirement Plans – as amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” and the impact of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus any loans which we may have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2009	2008

TETMA + Owned Reserves(1)	20.37%	17.86%
Tangible common equity to tangible managed assets(1)	6.99	6.68
Common and preferred equity to owned assets	13.20	10.27

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

HSBC Finance Corporation

As previously discussed, subsequent to the announcement of our discontinuation of all new customer account originations in our Consumer Lending business and the closure of substantially all Consumer Lending branch offices two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. The following summarizes our credit ratings at March 31, 2009 and December 31, 2008:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of March 31, 2009:
HSBC Finance Corporation
Senior debt	A	A3	AA−
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2008:
HSBC Finance Corporation
Senior debt	AA−	Aa3	AA−
Commercial paper	A-1+	P-1	F-1+
Series B preferred stock	A-2	A2	A+

Secured financings Secured financings (collateralized funding transactions which do not receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“SFAS No. 140”)) of consumer receivables have been a source of funding and liquidity for us. Collateralized funding transactions have been used to limit our reliance on the unsecured debt markets and can be a more cost-effective source of alternative funds. Secured financings are summarized in the following table:

Three Months Ended March 31,	2009	2008

	(in millions)

Auto finance	$-	$200
Credit card	-	500
Personal non-credit card	1,600	-

Total	$1,600	$700

Secured financings of $8.8 billion at March 31, 2009 were secured by $14.8 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings of $15.0 billion at December 31, 2008 were secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, represented 10 percent of the funding associated with our managed funding portfolio at March 31, 2009 and 13 percent at December 31, 2008.

The following table shows by product type the receivables which secure our secured financings:

	March 31,	December 31,
	2009	2008

	(in billions)

Real estate secured	$7.4	$7.6
Auto finance	2.2	3.4
Credit card	2.1	10.2
Personal non-credit card	3.1	.2

Total	$14.8	$21.4

HSBC Finance Corporation

Commitments We enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	March 31,	December 31,	March 31,
	2009	2008	2008

	(in billions)

Private label and credit cards(1)	$116	$123	$157
Other consumer lines of credit	1	1	8

Open lines of credit(2)	$117	$124	$165

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to March 31, 2009 and December 31, 2008, respectively.

In January 2009, we extended a line of credit to H&R Block for up to $2.5 billion to fund the purchase of a participation interest in refund anticipation loans. At March 31, 2009, no balances were outstanding under this line and the line was closed in April 2009.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the table that follows.

	Actual		Estimated
	January 1		April 1
	through		through			Estimated
	March 31,		December 31,			Full Year
	2009		2009			2009

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(2)		$(8)	-	(4)	$(10)	-	(6)
Commercial paper maturities	10		0	-	1	10	-	11
Term debt maturities	3		13	-	16	16	-	19
Secured financings, including conduit facility maturities	6	(2)	4	-	7	10	-	13
Other	(1)		(2)	-	4	(3)	-	3

Total funding needs	$16		$7	-	24	$23	-	40

Funding sources:
Commercial paper issuances(1)	$0		$4	-	8	$4	-	8
Term debt issuances	0		0	-	3	0	-	3
Asset transfers and loan sales	15	(2)	0	-	3	15	-	18
Secured financings, including conduit facility renewals	0		0	-	2	0	-	2
HSBC and HSBC subsidiaries, including capital infusions	1		3	-	8	4	-	9

Total funding sources	$16		$7	-	24	$23	-	40

(1)	For the period January 1 through March 31, 2009, domestic and Euro commercial paper outstandings were $5 billion offset by $5 billion in short-term liquid investments.

(2)	Includes proceeds of $15.0 billion from the sale of credit card and auto finance receivables to HSBC Bank USA, which included the transfer of approximately $6.1 billion of indebtedness.

As previously discussed, we have experienced deterioration in the performance of all of our receivable portfolios as a result of the current mortgage lending industry trends and economic conditions. As a result, since mid-2007 and through the first quarter of 2009 we have taken numerous actions which, when combined with normal portfolio attrition, have and will continue to result in a reduction in our aggregate portfolio.

HSBC Finance Corporation

For the remainder of 2009, portfolio attrition will again provide a key source of liquidity. The combination of attrition, proceeds received from the recently completed 2009 sale of credit card and certain auto finance receivables to HSBC Bank USA, cash generated from operations and planned capital infusions from HSBC will generate the liquidity necessary to meet our maturing debt obligations. These sources of liquidity may be supplemented with HSBC affiliate funding and opportunistic sales of selected receivable portfolios to meet our 2009 funding requirements.

We previously reported that we were evaluating potential participation in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). However, for the reasons discussed above, we have decided not to pursue an application for participation in the TLGP program.

Commercial paper outstanding for the remainder of 2009 is expected to be lower than 2008 balances. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Fair Value

On January 1, 2007, we adopted SFAS 157, “Fair Value “Measurements” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS No. 159”). Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2009 should not be considered indicative of the results for any future period.

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

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Derivative Model Review Group (DMRG) of an affiliate, HSBC Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the

HSBC Finance Corporation

relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

Level 3 inputs are unobservable estimates that management expects market participants would use to determine the fair value of the asset or liability. That is, Level 3 inputs incorporate market participants’ assumptions about risk and

HSBC Finance Corporation

the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2009 and December 31, 2008, our Level 3 instruments recorded at fair value on a recurring basis include $113 million and $175 million, respectively, of domestic corporate debt, mortgage-backed and perpetual preferred securities. As of March 31, 2009 and December 31, 2008, our Level 3 instruments recorded at fair value on a non-recurring basis included the following:

	March 31,	December 31,
	2009	2008

	(in millions)

Receivables held for sale	$1,401	$10,763
Card and Retail Services goodwill	1,641	2,034
Intangibles(1)	20	-

(1)	Represents certain technology and customer list intangible assets.

Transfers Into (Out of) Level 3 Measurements

Assets recorded at fair value on a recurring basis at March 31, 2009 and December 31, 2008 which have been classified as using Level 3 measurements include our entire portfolio of perpetual preferred equity securities as well as certain domestic corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	A mortgage-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

During the three months ended March 31, 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended March 31, 2009, we transferred $91 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $36 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above during the quarter. As a result, we reported a total of $113 million and $175 million of available-for-sale securities, or approximately 4 percent and 6 percent of our securities portfolio as Level 3 at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 1 percent and 2 percent, respectively.

Valuation Techniques for Major Assets and Liabilities Carried at Fair Value

Securities: Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.
•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities

HSBC Finance Corporation

which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.
•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.
•	Equity securities – In general, for these perpetual preferred securities fair value is calculated using an appropriate spread over a comparable US Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.
•	Money market funds – Carrying value approximates fair value due to the asset’s liquid nature.

We perform periodic validations of the fair values sourced from the independent pricing services. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes. The validation process provides us with information as to whether the volume and level of activity for a security has significantly decreased and assists in identifying transactions that are not orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

Debt securities, including mortgage-backed securities and other asset-backed securities represented approximately 79 percent and 76 percent of our total investment securities portfolio at March 31, 2009 and December 31, 2008, respectively.

Derivatives Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant as of the reporting date. The values are determined by Treasury finance using a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available, principally for exchange-traded options. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

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

Long-Term Debt Carried at Fair Value Fair value was primarily determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are

HSBC Finance Corporation

discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

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

See Note 17, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

In the first quarter of 2009 significant steps were undertaken to further strengthen our risk management organization, including the appointment of a Chief Risk Officer and the creation of a distinct, cross-disciplinary risk organization, representing a shift from a business unit driven approach to an independent and integrated risk function.

Credit Risk Day-to-day management of credit risk is administered by Chief Credit Officers for each business who report to the Chief Risk Officer. The Chief Risk Officer reports to our Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. Although our product offerings have been significantly reduced as a result of our decision to discontinue all new customer account originations in our Consumer Lending business, there have been no other significant changes in our approach to credit risk management since December 31, 2008.

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $15 million and $26 million at March 31, 2009 and December 31, 2008, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.7 billion and $2.9 billion at March 31, 2009 and December 31, 2008, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”).

HSBC Finance Corporation

Liquidity Risk Our liquidity is critical to our ability to operate our businesses. A compromise to our liquidity could therefore have a negative effect on our financial results. During 2007 and 2008 and continuing into the first quarter of 2009, the capital markets have been severely disrupted, highly risk averse and reactionary. Institutional fixed income investors for the most part remain reluctant to commit significant levels of liquidity to the financial sector of the market unless the corresponding debt issuance is in conjunction with a government guarantee program. Traditional providers of credit to the subprime market have either continued to reduce their exposure to this asset class or have markedly tightening the credit standards necessary to receive financing for subprime assets. This has reduced the availability of third party liquidity while increasing the cost of this liquidity.

Other conditions that could negatively affect our liquidity include unforeseen cash or capital requirements, a continued strengthening of the U.S. dollar, an inability to sell assets and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

Lastly, maintaining our credit ratings is an important part of maintaining our overall liquidity profile. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting and permit termination of certain contracts material to us.

Following our decision in late February 2009 to discontinue new customer account originations for all products offered by our Consumer Lending business and to close substantially all branch offices, two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. While we continue to access short term funding through the commercial paper market at very competitive rates, we have identified several accounts that have placed a hold on any additional purchases of commercial paper. We do not anticipate this will have a significant impact on our ability to meet our projected short term funding needs at competitive rates.

The rating actions discussed above have also resulted in a widening of the credit spreads quoted on our senior debt trading in the secondary market and a reduction in the number of potential institutional investors willing to purchase this debt. Should our 2009 funding plans change and we elect to issue new senior debt, we would experience both a significant reduction in the amount of new debt that could be issued and an increase in the corresponding interest rate given current market conditions.

There have been no significant changes in our approach to liquidity risk since December 31, 2008.

Market Risk HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. Our absolute PVBP limit was $2.35 million at March 31, 2009 and December 31, 2008 which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet for March 31, 2009 and December 31, 2008 shall not increase or decrease by more than $2.35 million. At March 31, 2009 and December 31, 2008 we had an absolute PVBP position of $1.468 million and $2.396 million, respectively, reflecting the impact of a one basis point increase in interest rates. Although the PVBP was above the limits as of December 31, 2008, our ALCO elected not to take immediate action as the sale of the credit card and auto finance receivables to HSBC Bank USA which occurred in January 2009 brought this risk measure back within established limits. The following table shows the components of absolute PVBP at March 31, 2009 and December 31, 2008 broken down by currency risk:

	March 31,	December 31,
	2009	2008

	(in millions)

USD	$1.279	$2.175
JPY	.189	.221

Absolute PVBP risk	$1.468	$2.396

HSBC Finance Corporation

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2009 and 2008 a declining balance sheet and the current interest rate risk profile. Our 2008 estimated impact assumed the sale of the GM Portfolio, UP Portfolio and Auto Finance receivables to HSBC Bank USA in early January 2009 and the discontinuation of all new customer account originations for all products by our Consumer Lending business all occurred prior to December 31, 2008. The following table summarizes such estimated impact:

	March 31,	December 31,
	2009	2008

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$93	$77
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	93	87

In the March 2009 and December 2008 calculations, looking forward through 2009, and where applicable into 2010, a greater number of real estate secured receivables are expected to remain on the books due to fewer refinancing options available to subprime customers. As a result, net interest income has increased in the declining rate scenario and decreased for the rising rate scenario. However, we anticipate higher levels of delinquency and loan impairment charges as these remain on the books longer. These estimates include the impact of debt and the corresponding derivative instruments accounted for using the fair value option under SFAS No. 159. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated.

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

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2008.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2008.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2008.

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2009	2008

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$14,092	$12,862
Exclude:
Fair value option adjustment	(5,099)	(2,494)
Unrealized (gains) losses on cash flow hedging instruments	1,046	1,316
FASB Statement No. 158 adjustments	(20)	(4)
Unrealized gains on investments and interest-only strip receivables	77	55
Intangible assets	(866)	(922)
Goodwill	(1,641)	(2,294)

Tangible common equity	$7,589	$8,519

Tangible shareholder’s(s’) equity:
Tangible common equity	$7,589	$8,519
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,275

Tangible shareholder’s(s’) equity	$9,164	$10,369

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholder’s(s’) equity	$9,164	$10,369
Credit loss reserves	12,972	12,415

Tangible shareholder’s(s’) equity plus owned loss reserves	$22,136	$22,784

Tangible assets:
Total assets	$111,150	$130,785
Exclude:
Intangible assets	(866)	(922)
Goodwill	(1,641)	(2,294)
Derivative financial assets	-	(8)

Tangible assets	$108,643	$127,561

Equity ratios:
Common and preferred equity to owned assets	13.20%	10.27%
Tangible common equity to tangible managed assets	6.99	6.68
Tangible shareholder’s(s’) equity to tangible managed assets	8.43	8.13
Tangible shareholder’s(s’) equity plus owned loss reserves to tangible managed assets	20.37	17.86

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

There has been no significant change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

General

We are party to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these actions are or purport to be class actions seeking damages in very large amounts. These actions assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future period depending on our income level for that period.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

Securities Litigation

In August 2002, we restated previously reported consolidated financial statements related to certain MasterCard and Visa co-branding and affinity credit card relationships and a third party marketing agreement, which were entered into between 1992 and 1999. All were part of our Card Services operations. As a result of the restatement and other corporate events, including, e.g., the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002).

The complaint, as narrowed by Court rulings, asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934, on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material facts relating to Household’s Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. The plaintiffs claim that these statements were made in conjunction with the purchase or sale of securities, that they justifiably relied on one or more of those statements, that the false statement(s) caused the plaintiffs’ damages, and that some or all of the defendants should be liable for those damages.

A jury trial began on March 30, 2009 and closing arguments concluded on April 30, 2009. The jury deliberated over the course of four days before rendering a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. The jury found 17 of 40 alleged misstatements actionable and that the first actionable statement occurred on March 23, 2001. This effectively excludes claims for purchases made prior to that date. We intend to file a motion requesting that the Court set aside the jury’s verdict and enter a verdict in favor of all defendants on all claims. Pleadings supporting that motion must be filed with the Court by July 6, 2009.

Concurrent with the motion to set aside the jury verdict, a second phase of the case will proceed to determine the actual damages due to the plaintiff class. Although the jury determined that the loss per common share attributable to the alleged misstatements varied by day and ranged from -$4.60 (no loss) to $23.94, how this stage of the case will proceed has not been determined by the Court. Matters to be determined include, but are not limited to, whether there will be discovery to determine if shareholders actually relied upon statements found to be misleading, the process for determining which shareholders purchased on or after March 23, 2001 and sold during the relevant period (the sale window potentially extending up to 90 days after October 11, 2002), as well as other procedural matters and eligibility criteria. The plaintiffs and defendants must file proposals on how to conduct this damages phase by May 28, 2009. Given the complexity associated with this phase of the case, it is impossible at this time to determine whether any damages will eventually be awarded, or the amount of any such award.

There are also several motions pending that would dispose of the case prior to a determination of actual damages, including defendants’ motion for summary judgment as filed in May 2008 and motions to direct a verdict made at the close of both the plaintiffs’ and defendants’ cases. When any final judgment is entered by the District Court at the conclusion of the damages phase of the case, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals.

Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers engaged in any wrongdoing and that we will either prevail on our outstanding motions or that the Seventh Circuit will reverse the trial Court verdict upon appeal.

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

Date: May 11, 2009

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