Form 10-Q
period 2009-06-30
HSBC Finance Corp
filed 2009-08-03
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR

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

As of July 31, 2009, there were 64 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Finance and other interest income	$2,594	$3,890	$5,440	$7,999
Interest expense on debt held by:
HSBC affiliates	60	111	154	250
Non-affiliates	1,002	1,468	2,075	3,102

Net interest income	1,532	2,311	3,211	4,647
Provision for credit losses	2,436	3,189	5,381	6,017

Net interest income (loss) after provision for credit losses	(904)	(878)	(2,170)	(1,370)

Other revenues:
Insurance revenue	85	108	178	213
Investment income	25	20	32	45
Derivative income	208	27	246	31
Gain (loss) on debt designated at fair value and related derivatives	(4,769)	(864)	(657)	313
Fee income	151	434	379	892
Enhancement services revenue	124	173	259	357
Taxpayer financial services income	3	6	93	155
Gain on bulk receivable sales to HSBC affiliates	-	-	57	-
Gain on receivable sales to HSBC affiliates	90	67	218	122
Servicing and other fees from HSBC affiliates	194	120	387	251
Lower of cost or fair value adjustment on receivables held for sale	(173)	(194)	(343)	(201)
Other income	18	41	64	77

Total other revenues	(4,044)	(62)	913	2,255

Operating expenses:
Salaries and employee benefits	270	433	685	875
Sales incentives	-	16	5	36
Occupancy and equipment expenses	22	56	113	110
Other marketing expenses	27	87	77	215
Real estate owned expenses	41	64	146	190
Other servicing and administrative expenses	181	307	436	563
Support services from HSBC affiliates	257	253	536	522
Amortization of intangibles	39	42	81	97
Policyholders’ benefits	48	51	103	103
Goodwill and other intangible asset impairment charges	1,641	-	2,308	-

Total costs and expenses	2,526	1,309	4,490	2,711

Loss from continuing operations before income tax benefit	(7,474)	(2,249)	(5,747)	(1,826)
Income tax benefit	1,515	801	660	616

Loss from continuing operations	(5,959)	(1,448)	(5,087)	(1,210)
Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	-	13	-	43
Income tax expense	-	10	-	23

Income from discontinued operations	-	3	-	20

Net loss	$(5,959)	$(1,445)	$(5,087)	$(1,190)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2009	2008

	(in millions, except
	share data)

Assets
Cash	$391	$255
Interest bearing deposits with banks	33	25
Securities purchased under agreements to resell	2,611	1,025
Securities available for sale	3,021	3,094
Receivables, net	87,467	98,021
Receivables held for sale	1,100	16,680
Intangible assets, net	827	922
Goodwill	-	2,294
Properties and equipment, net	181	201
Real estate owned	629	885
Derivative financial assets	1	8
Deferred income taxes, net	2,892	3,318
Other assets	3,365	4,102

Total assets	$102,518	$130,830

Liabilities
Debt:
Due to affiliates	$11,036	$13,543
Commercial paper	5,778	9,639
Long term debt (including $25.9 billion at June 30, 2009 and $28.3 billion at December 31, 2008 carried at fair value)	72,337	90,024

Total debt	89,151	113,206

Insurance policy and claim reserves	1,001	1,010
Derivative related liabilities	28	461
Liability for post-retirement benefits	251	298
Other liabilities	1,894	2,418

Total liabilities	92,325	117,393

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 64 shares issued at June 30, 2009 and 60 shares issued at December 31, 2008	-	-
Additional paid-in capital	22,721	21,485
Accumulated deficit	(12,350)	(7,245)
Accumulated other comprehensive loss	(753)	(1,378)

Total common shareholder’s equity	9,618	12,862

Total liabilities and shareholders’ equity	$102,518	$130,830

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2009	2008

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$21,485	$18,227
Excess of book value over consideration received on sale of U.K. operations to an HSBC affiliate	-	(196)
Capital contribution from parent company	2,285	2,200
Return of capital to parent company	(1,043)	-
Employee benefit plans, including transfers and other	(6)	-

Balance at end of period	$22,721	$20,231

Accumulated deficit
Balance at beginning of period	$(7,245)	$(4,423)
Net loss	(5,087)	(1,190)
Dividend equivalents on HSBC’s Restricted Share Plan	-	(3)
Dividends:
Preferred stock	(18)	(18)

Balance at end of period	$(12,350)	$(5,634)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,378)	$(220)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	561	46
Securities available for sale and interest-only strip receivables	36	(43)
Postretirement benefit plan adjustment, net of tax	15	(5)
Foreign currency translation adjustments	13	(17)

Other comprehensive income (loss), net of tax	625	(19)

Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. operations	-	(380)

Balance at end of period	$(753)	$(619)

Total common shareholder’s equity	$9,618	$13,978

Comprehensive income (loss)
Net loss	$(5,087)	$(1,190)
Other comprehensive income (loss)	625	(19)

Comprehensive income (loss)	$(4,462)	$(1,209)

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2009	2008

	(in millions)

Cash flows from operating activities
Net loss	$(5,087)	$(1,190)
Loss from discontinued operations	-	(20)

Loss from continuing operations	(5,087)	(1,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,381	6,017
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	(57)	-
Gain on receivable sales to HSBC affiliates	(218)	(122)
Goodwill and other intangible impairment	2,308	-
Loss on sale of real estate owned, including lower of cost or market adjustments	99	138
Insurance policy and claim reserves	(5)	(24)
Depreciation and amortization	103	128
Mark-to-market on debt designated at fair value and related derivatives	928	(271)
Gain on sale of Visa Class B shares	-	(11)
Net change in other assets	907	(66)
Net change in other liabilities	(577)	(788)
Originations of loans held for sale	(18,365)	(11,971)
Sales and collections on loans held for sale	18,713	12,100
Foreign exchange and FAS 133 movements on long term debt and net change in non-FVO related derivative assets and liabilities	(1,100)	1,375
Other-than-temporary impairment on securities	20	15
Lower of cost or fair value on receivables held for sale	343	201
Other, net	195	254

Cash provided by operating activities – continuing operations	3,588	5,765
Cash provided by operating activities – discontinued operations	-	337

Net cash provided by operating activities	3,588	6,102

Cash flows from investing activities
Securities:
Purchased	(227)	(425)
Matured	250	415
Sold	10	145
Net change in short-term securities available for sale	81	(379)
Net change in securities purchased under agreements to resell	(1,586)	(1,003)
Net change in interest bearing deposits with banks	(8)	261
Cash from sale of Visa Class B shares	-	11
Proceeds from sale of affiliate preferred stock shares to HSBC Plc	242	-
Receivables:
Net (originations) collections	4,774	2,811
Purchases and related premiums	(21)	(24)
Proceeds from sales of real estate owned	819	722
Cash received on sales of real estate secured receivables held in portfolio to a third party	-	134
Net cash received in sale of U.K. Operations to an affiliate	-	259
Cash received from bulk sales of receivables to HSBC Bank USA	8,821	-
Purchases of properties and equipment	(24)	(60)

Cash provided by investing activities – continuing operations	13,131	2,867
Cash provided by investing activities – discontinued operations	-	2

Net cash provided by investing activities	13,131	2,869

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2009	2008

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(3,861)	133
Net change in due to affiliates	(2,232)	29
Long term debt issued	1,600	2,293
Long term debt retired	(13,017)	(13,629)
Insurance:
Policyholders’ benefits paid	(48)	(48)
Cash received from policyholders	26	28
Capital contribution from parent	2,010	2,200
Return of capital to parent	(1,043)	-
Preferred shareholders’ dividends	(18)	(18)

Cash used in financing activities – continuing operations	(16,583)	(9,012)
Cash used in financing activities – discontinued operations	-	(255)

Net cash used in financing activities	(16,583)	(9,267)

Effect of exchange rate changes on cash	-	17

Net change in cash	136	(279)
Cash at beginning of period(1)	255	783

Cash at end of period(1)	$391	$504

Supplemental Noncash Investing and Capital Activities
Fair value of properties added to real estate owned	$662	$1,244

Transfer of receivables to held for sale	$516	$9,875

Transfer of receivables to held for investment	$804	$-

Assumption of indebtedness by HSBC Bank USA related to the bulk receivable sale	$(6,077)	$-

Redemption of the junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$275	$-

(1)	Cash includes $171 million and $43 million for discontinued operations at January 1, 2008 and June 30, 2008.

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page

1	Organization and Basis of Presentation	8
2	Discontinued Operations	9
3	Receivable Portfolio Sales to HSBC Bank USA and Adoption of FFIEC Policies	10
4	Strategic Initiatives	11
5	Securities	16
6	Receivables	20
7	Credit Loss Reserves	23
8	Receivables Held for Sale	23
9	Intangible Assets	25
10	Goodwill	25
11	Derivative Financial Instruments	26
12	Fair Value Option	31
13	Income Taxes	33
14	Pension and Other Post-retirement Benefits	36
15	Related Party Transactions	37
16	Business Segments	42
17	Fair Value Measurements	46
18	Contingent Liabilities	53
19	New Accounting Pronouncements	53

1.  Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Subsequent events have been evaluated through August 3, 2009, the date this Form 10-Q was issued and filed with the U.S. Securities and Exchange Commission.

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

During the first quarter of 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” and FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” In addition, we early adopted FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as well as FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” effective January 1, 2009. See Note 19, “New Accounting Pronouncements,” for further details and related impact.

HSBC Finance Corporation

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

The following summarizes the operating results of our U.K. Operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008(1)	2009	2008(1)

	(in millions)

Net interest income and other revenues	$-	$58	$-	$152
Insurance revenue	-	11	-	37
Provision for credit losses	-	(43)	-	(94)
Operating expenses	-	(36)	-	(110)

Loss before income tax (expense) benefit	-	(10)	-	(15)
Income tax (expense) benefit	-	(1)	-	-

Loss from discontinued operations	$-	$(11)	$-	$(15)

(1)	Amounts shown for 2008 represent totals from the beginning of the period through the date of the sale.

Canada On November 30, 2008, we sold the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to HSBC Bank Canada. The sales price was approximately $279 million (based on the exchange rate on the date of sale). At the time of the sale, the assets of the Canadian Operations consisted primarily of net receivables of $3.1 billion, available-for-sale securities of $98 million and goodwill of $65 million. Liabilities at the time of the sale consisted primarily of long term debt of $3.1 billion. As a result of this transaction, HSBC Bank Canada assumed the liabilities of our Canadian Operations outstanding at the time of the sale. However, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale. As of June 30, 2009, the outstanding balance of the guaranteed notes was $2.1 billion and the latest scheduled maturity of the notes is May 2012. Because the sale was between affiliates under common control, the book value of the investment in our Canadian Operations in excess of the consideration received at the time of sale which totaled $40 million was recorded as a decrease to common shareholder’s equity. Of this amount, $46 million was reflected as a decrease to additional paid in capital and $6 million was reflected as an increase to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our Canadian Operations were previously reported in the International Segment.

HSBC Finance Corporation

The following summarizes the operating results of our Canadian Operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(in millions)

Net interest income and other revenues	$-	$133	$-	$274
Provision for credit losses	-	(57)	-	(106)
Operating expenses	-	(53)	-	(110)

Income before income tax (expense) benefit	-	23	-	58
Income tax (expense) benefit	-	(9)	-	(23)

Income from discontinued operations	$-	$14	$-	$35

3.  Receivable Portfolio Sales to HSBC Bank USA and Adoption of FFIEC Policies

General Motors and AFL-CIO Union Plus Credit Card Receivable Portfolios In January 2009 upon receipt of regulatory approval, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. At December 31, 2008, the GM and UP Portfolios were included in receivables held for sale with a lower of cost or fair value of $6.2 billion and $5.9 billion, respectively. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. As a result, in the first quarter of 2009 we recorded a gain of $130 million ($84 million after-tax) on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million ($(51) million after-tax) recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. The sales price was determined based on independent valuation opinions. We retained the customer account relationships and the right to originate new customer account relationships for both the GM and UP Portfolios. By agreement, we will sell additional volume for new and existing accounts on a daily basis to HSBC Bank USA at fair market value and we will continue to service the receivables sold to HSBC Bank USA for a fee.

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

HSBC Finance Corporation

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

4.  Strategic Initiatives

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation has resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken since mid-2007 and continued into the first half of 2009 which are summarized below:

2009 Actions

Facility Closures During the second quarter of 2009, we announced the decision to exit certain lease arrangements and consolidate a variety of locations across the United States to increase our operating efficiencies and reduce operating expenses. As a result, over the next 18 to 24 months, we will exit facilities in Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; and Elmhurst, Illinois. Additionally, we have decided to consolidate our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility. Severance and lease termination costs associated with this decision have not been material to date. During the three months ended June 30, 2009, we recorded a non-cash charge of $3 million related to the impairment of fixed assets. We anticipate additional restructuring costs will be recorded through 2011, however such costs are not expected to be material.

Consumer Lending Business In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close substantially all branch offices as soon as all commitments to customers were satisfied. We will continue to service and collect the existing receivable portfolio as it runs off, while continuing our efforts to reach out and assist mortgage customers utilizing appropriate modification and other account management programs, potentially including refinancing a loan with an existing customer in accordance with their financial needs, to maximize collection and home preservation. The following summarizes the restructuring liability relating to our Consumer Lending business recorded through June 30, 2009.

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

		(in millions)

Restructuring liability at December 31, 2008	$-	$-	$-	$-
Restructuring costs recorded during the first quarter of 2009	87	54	14	155
Restructuring costs paid during the first quarter of 2009	-	(4)	(1)	(5)

Restructuring liability at March 31, 2009	87	50	13	150
Restructuring costs recorded during the period	-	-	-	-
Restructuring costs paid during the period	(53)	(19)	(5)	(77)
Adjustments to restructure liability during the period	(13)	-	-	(13)

Restructure liability at June 30, 2009	$21	$31	$8	$60

HSBC Finance Corporation

During the second quarter of 2009, we released $13 million of severance accruals as we have adjusted a variety of previously estimated severance costs.

During the first quarter of 2009, we also incurred $3 million primarily relating to the acceleration of stock based compensation expense and non-cash charges of approximately $29 million relating to the impairment of fixed assets and other capitalized costs. We also recorded a curtailment gain of $16 million for other post-retirement benefits related to this decision. As a result, we have expensed a cumulative total of $158 million in restructuring costs. We anticipate additional closure costs will be recorded during 2009, however such remaining costs are not expected to be material. Separately, our information technology services affiliate recorded approximately $16 million of costs relating to one-time termination and employee benefit costs and asset write-downs during the first half of 2009. We currently believe none of these costs will be billed to us by this affiliate.

In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible assets which resulted in an impairment charge of $14 million during the first quarter of 2009 which represented all of the remaining intangibles associated with this business. See Note 9, “Intangible Assets,” for additional information related to the intangible asset impairment.

While our Consumer Lending business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement in servicing and collecting the receivables.

2008 Actions

Card and Retail Services Business In the third quarter of 2008 we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”). The servicing activities performed in the Servicing Facilities have been redeployed to other facilities in our Card and Retail Services businesses. The restructure liability relating to the closure of the Servicing Facilities was $4 million at both June 30, 2009 and December 31, 2008. No additional restructuring charges are anticipated to be incurred related to the closure of the Servicing Facilities. As a result of this decision, we have expensed a cumulative total of $10 million in restructuring costs through June 30, 2009.

Additionally, in the fourth quarter of 2008, we decided to further reduce headcount in our Card and Retail Services business and recorded a total of $5 million in restructuring costs. The restructure liability related to this reduction in force, which was $5 million at December 31, 2008, has been fully paid as of June 30, 2009. We do not anticipate additional restructuring costs associated with this reduction in force will be recorded in future periods.

Auto Finance Business In March 2008, we decided to reduce the size of our Auto Finance business, which is a part of our Consumer Segment that historically purchased retail installment contracts from active dealer relationships throughout the U.S. as part of its business strategy. At that time, we decided to discontinue our dealer relationships in several select states, primarily in the Northeast, and discontinued certain other product offerings. As a result of these decisions, we recorded $3 million in severance costs during the first quarter of 2008 which were fully paid to employees during the second quarter of 2008.

In July 2008, we decided to discontinue new auto loan originations from our dealer and direct-to-consumer channels. We will continue to service and collect the existing auto loan portfolio as it pays down. As a result of this decision, we have expensed a cumulative total of $32 million in restructuring costs through June 30, 2009, which includes a $2 million non-cash charge during 2008 relating to the impairment of fixed assets. We anticipate additional restructuring costs will be recorded during 2009, however such remaining costs are not expected to be material. The restructure liability relating to this decision was $4 million and $10 million at June 30, 2009 and December 31, 2008, respectively. While our Auto Finance business is currently operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement in servicing and collecting the receivables.

Solstice Capital Group, Inc. Operations In December 2008, we decided to cease operations of Solstice Capital Group, Inc. (“Solstice”), a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale. As a result of this decision, we recorded $1 million of one-time termination and other

HSBC Finance Corporation

employee benefit costs during the fourth quarter of 2008 which was paid to the affected employees during the first quarter of 2009. No additional restructuring charges are anticipated in future periods.

The following summarizes the changes in the restructure liability during the three and six months ended June 30, 2009 and 2008 relating to the actions implemented during 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended June 30, 2009:
Restructure liability at March 31, 2009	$3	$9	$12
Restructuring costs paid during the period	(2)	(1)	(3)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at June 30, 2009	$0	$8	$8

Three months ended June 30, 2008:
Restructure liability at March 31, 2008	$3	$-	$3
Restructuring costs paid during the period	(3)	-	(3)

Restructure liability at June 30, 2008	$-	$-	$-

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Six months ended June 30, 2009:
Restructure liability at December 31, 2008	$10	$10	$20
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(10)	(2)	(12)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at June 30, 2009	$-	$8	$8

Six months ended June 30, 2008:
Restructure liability at December 31, 2007	$-	$-	$-
Restructuring costs recorded during the period	3	-	3
Restructuring costs paid during the period	(3)	-	(3)

Restructuring liability at June 30, 2008	$-	$-	$-

2007 Actions

Beginning in mid-2007 we undertook a number of actions including the following:

>	Discontinued correspondent channel acquisitions of our Mortgage Services business;

>	Ceased operations of Decision One Mortgage Company;

>	Reduced Consumer Lending branch network to approximately 1,000 branches at December 31, 2007; and

>	Closed our loan underwriting, processing and collections center in Carmel, Indiana.

HSBC Finance Corporation

The following summarizes the changes in the restructure liability during the three and six months ended June 30, 2009 and 2008 relating to the actions implemented during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended June 30, 2009:
Restructure liability at March 31, 2009	$-	$16	$16
Restructuring costs recorded during the second quarter of 2009	-	-	-
Restructuring costs paid during the second quarter of 2009	-	(1)	(1)

Restructure liability at June 30, 2009	$-	$15	$15

Three months ended June 30, 2008:
Restructure liability at March 31, 2008	$8	$31	$39
Restructuring costs recorded during the period	6	6	12
Restructuring costs paid during the period	(1)	(6)	(7)
Adjustments to restructure liability during the period	(5)	(1)	(6)

Restructure liability at June 30, 2008	$8	$30	$38

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Six months ended June 30, 2009:
Restructure liability at December 31, 2008	$1	$17	$18
Restructuring costs paid during 2009	(1)	(2)	(3)

Restructure liability at June 30, 2009	$-	$15	$15

Six months ended June 30, 2008:
Restructure liability at December 31, 2007	$17	$37	$54
Restructuring costs recorded during the period	6	10	16
Restructuring costs paid during the period	(9)	(16)	(25)
Adjustments to restructure liability during the period	(6)	(1)	(7)

Restructuring liability at June 30, 2008	$8	$30	$38

HSBC Finance Corporation

Summary of Restructuring Activities The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the six months ended June 30, 2009 and 2008:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(in millions)

Six months ended June 30, 2009:
Consumer Lending closure(5)	$74	$54	$14	$16	$158
Facility closures	2	-	-	3	5

	$76	$54	$14	$19	$163

Six months ended June 30, 2008:
Card and Retail Services	$6	$6	$-	$-	$12
Auto Finance	3	-	-	-	3
Mortgage Services	(3)	4	-	11	12
Consumer Lending	(1)	(1)	-	6	4
Carmel Facility	(2)	-	-	1	(1)
Canadian Business	2	(1)	-	-	1

	$5	$8	$-	$18	$31

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of loss.

(2)	Lease termination and associated costs and fixed assets write-downs are included as a component of Occupancy and equipment expenses in the consolidated statement of loss.

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of loss.

(4)	Includes $29 million and $18 million of fixed asset write-offs during the six months ended June 30, 2009 and 2008, respectively, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of loss. The six months ended June 30, 2009 also includes $3 million relating to stock based compensation and other benefits as well as a curtailment gain of $16 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of loss.

(5)	Excludes intangible asset impairment charges of $14 million recorded during the six months ended June 30, 2009.

HSBC Finance Corporation

5.  Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value

	(in millions)

U.S. Treasury	$111	$1	$(1)	$111
U.S. government sponsored enterprises(1)	120	4	(1)	123
U.S. government agency issued or guaranteed	26	1	-	27
Obligations of U.S. states and political subdivisions	34	1	-	35
Asset-backed securities(2)	135	1	(30)	106
U.S. corporate debt securities(3)	1,697	39	(55)	1,681
Foreign debt securities	295	11	(1)	305
Preferred equity securities	4	1	-	5
Money market funds	598	-	-	598

Subtotal	3,020	59	(88)	2,991
Accrued investment income	30	-	-	30

Total securities available-for-sale	$3,050	$59	$(88)	$3,021

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(in millions)

U.S. Treasury	$56	$1	$-	$57
U.S. government sponsored enterprises(1)	149	6	-	155
U.S. government agency issued or guaranteed	34	-	-	34
Obligations of U.S. states and political subdivisions	35	-	(1)	34
Asset-backed securities(2)	162	-	(34)	128
U.S. corporate debt securities(3)	1,702	22	(68)	1,656
Foreign debt securities	268	5	(4)	269
Preferred equity securities(4)	64	1	(13)	52
Money market funds	679	-	-	679

Subtotal	3,149	35	(120)	3,064
Accrued investment income	30	-	-	30

Total securities available-for-sale	$3,179	$35	$(120)	$3,094

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

(2)	At June 30, 2009 and December 31, 2008, the majority of our asset-backed securities are residential mortgage-backed securities.

(3)	At June 30, 2009 and December 31, 2008, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	At December 31, 2008, substantially all of our preferred equity securities were perpetual preferred equity investments in the utilities and financial services sectors which were sold in the first half of 2009.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of June 30, 2009 and December 31, 2008, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
June 30, 2009	Securities	Losses	Investments	Securities	Losses	Investments

			(dollars are in millions)

U.S. Treasury	12	$(1)	$52	-	$-	$-
U.S. government sponsored enterprises	5	(1)	10	1	-	-
U.S. government agency issued or guaranteed	1	-	-	-	-	-
Obligations of U.S. states and political subdivisions	2	-	5	-	-	-
Asset-backed securities	2	(5)	9	28	(25)	47
U.S. corporate debt securities	47	(5)	140	164	(50)	461
Foreign debt securities	6	-	19	5	(1)	15

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2008	Securities	Losses	Investments	Securities	Losses	Investments

			(dollars are in millions)

U.S. government sponsored enterprises	3	$-	$6	8	$-	$4
U.S. government agency issued or guaranteed	-	-	-	1	-	4
Obligations of U.S. states and political subdivisions	6	(1)	28	-	-	-
Asset-backed securities	30	(10)	90	15	(24)	19
U.S. corporate debt securities	331	(39)	755	83	(29)	255
Foreign debt securities	25	(3)	69	12	(1)	20
Preferred equity securities	26	(6)	25	18	(7)	17

Gross unrealized losses decreased during the first half of 2009 primarily due to the impact of lower credit spreads, partially offset by rising interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. Our decision in the first quarter of 2009 to discontinue new customer account originations in our Consumer Lending business adversely impacted certain insurance subsidiaries that hold perpetual preferred securities. Therefore, during the first quarter of 2009 we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost and subsequently sold our entire portfolio of perpetual preferred securities during the second quarter of 2009. There were no impairment losses recorded during the three months ended June 30, 2009. During the six months ended June 30, 2009, we recorded $20 million of impairment losses related to perpetual preferred securities. The entire unrealized loss was recorded in earnings in accordance with FSP FAS 115-2 and 124-2, which is discussed more fully below, as we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost. We do not consider any other securities to be other-than-temporarily impaired because we expect to recover the entire amortized cost basis of the securities and we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

HSBC Finance Corporation

On-Going Assessment for Other-Than Temporary Impairment

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment, pursuant to FASB Staff Position 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP FAS 115-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we then assess whether the unrealized loss is other-than-temporary. Prior to our early adoption of FASB Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2”) on January 1, 2009, unrealized losses on all securities that were determined to be temporary were recorded, net of tax, in other comprehensive income and unrealized losses that were determined to be other-than-temporary were recorded entirely to earnings.

Under FSP FAS 115-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized net of tax in other comprehensive income (loss) provided we do not intend to sell the underlying debt security and it is more-likely-than-not that we would not have to sell the debt security prior to recovery.

For all our debt securities, as of the reporting date we do not have the intention to sell these securities and believe we will not be required to sell these securities for contractual, regulatory or liquidity reasons.

We consider the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•	The length of time and the extent to which the fair value has been less than the amortized cost basis;

•	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, overcollateralization, protective triggers and financial guarantees provided by monoline wraps;

•	Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

•	The level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

•	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by the rating agencies.

At June 30, 2009, approximately 91 percent of our corporate debt securities are rated A- or better. At June 30, 2009, approximately 73 percent of our asset-backed securities, which totaled $106 million, are rated “AAA.” However, without an economic recovery in the near-term, spreads returning to levels that reflect underlying credit characteristics and liquidity continuing to return to the markets, additional other-than-temporary impairments may occur in future periods.

Proceeds from the sale and call of available-for-sale investments totaled approximately $59 million and $191 million during the six months ended June 30, 2009 and 2008, respectively. We realized gross gains of $4 million and $2 million during the six months ended June 30, 2009 and 2008, respectively. We realized gross losses of $3 million and $1 million during the six months ended June 30, 2009 and 2008, respectively.

HSBC Finance Corporation

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At June 30, 2009
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

		(dollars are in millions)

U.S. Treasury:
Amortized cost	$27	$83	$1	$-	$111
Fair value	27	83	1	-	111
Yield(1)	1.96%	1.69%	4.95%	-%	1.78%
U.S. government sponsored enterprises:
Amortized cost	$2	$7	$49	$62	$120
Fair value	2	7	51	63	123
Yield(1)	2.31%	5.27%	4.67%	4.98%	4.83%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$26	$26
Fair value	-	-	-	27	27
Yield(1)	-%	-%	-%	4.95%	4.95%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$17	$17	$34
Fair value	-	-	17	18	35
Yield(1)	-%	-%	4.01%	3.99%	4.00%
Asset-backed securities:
Amortized cost	$1	$13	$30	$91	$135
Fair value	1	13	31	61	106
Yield(1)	7.46%	5.45%	4.75%	3.60%	4.06%
U.S. corporate debt securities:
Amortized cost	$115	$884	$182	$516	$1,697
Fair value	116	902	176	487	1,681
Yield(1)	4.04%	4.97%	5.16%	5.52%	5.09%
Foreign debt securities:
Amortized cost	$31	$211	$28	$25	$295
Fair value	32	219	28	26	305
Yield(1)	4.91%	4.71%	4.64%	6.51%	4.88%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

6.  Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2009	2008

	(in millions)

Real estate secured	$67,054	$71,666
Auto finance	5,390	7,621
Credit card	11,938	13,231
Private label(1)	-	65
Personal non-credit card	13,640	15,568
Commercial and other	56	93

Total receivables	98,078	108,244
HSBC acquisition purchase accounting fair value adjustments, net	(7)	(26)
Accrued finance charges	2,436	2,445
Credit loss reserve for receivables	(12,834)	(12,415)
Unearned credit insurance premiums and claims reserves	(206)	(227)

Total receivables, net	$87,467	$98,021

(1)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $28 million as of June 30, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Secured financings of $6.6 billion at June 30, 2009 were secured by $9.9 billion of real estate secured, auto finance and credit card receivables. Secured financings of $15.0 billion at December 31, 2008 were secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Purchased Receivable Portfolios:

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. These acquired receivables were subject to the requirements of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) to the extent there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected and that the associated line of credit had been closed. The carrying amount of Champion real estate secured receivables subject to the requirements of SOP 03-3 was $57 million and $62 million at June 30, 2009 and at December 31, 2008, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $72 million and $76 million at June 30, 2009 and December 31, 2008, respectively. Credit loss reserves of $12 million and $6 million as of June 30, 2009 and December 31, 2008, respectively, were held for the acquired Champion receivables subject to SOP 03-3 due to a decrease in the expected future cash flows since the acquisition.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables which were also subject to the requirements of SOP 03-3. The carrying amount of the credit card receivables acquired from Metris which were subject to SOP 03-3 was $40 million and $52 million at June 30, 2009 and December 31, 2008, respectively, and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $53 million and $77 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, no credit loss reserve for the acquired Metris receivables subject to SOP 03-3 was established as there has been no decrease to the expected future cash flows since the acquisition.

HSBC Finance Corporation

The following summarizes the accretable yield on Metris and Champion receivables at June 30, 2009 and 2008:

	Three Months		Six Months
	Ended June 30,(1)(2)		Ended June 30,(1)(2)
	2009	2008	2009	2008

		(in millions)

Accretable yield at beginning of period	$(29)	$(33)	$(28)	$(36)
Accretable yield amortized to interest income during the period	8	9	15	18
Reclassification from non-accretable difference(3)	(1)	(10)	(9)	(16)

Accretable yield at end of period	$(22)	$(34)	$(22)	$(34)

(1)	For the Champion portfolio, there were no reclassifications to accretable yield from non-accretable difference during both the three and six months ended June 30, 2009. There was a reclassification to accretable yield from non-accretable difference of $3 million and $4 million during the three and six months ended June 30, 2008, respectively.

(2)	For the Metris portfolio, there was a reclassification to accretable yield from non-accretable difference of $1 million and $9 million during the three and six months ended June 30, 2009, respectively. There was a reclassification to accretable yield from non-accretable difference of $7 million and $12 million during the three and six months ended June 30, 2008, respectively.

(3)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Troubled Debt Restructurings (“TDR”):

The following table presents information about our TDR Loans:

	June 30,	December 31,
	2009	2008

	(in millions)

TDR Loans(1):
Real estate secured:
Mortgage Services	$2,702	$2,662
Consumer Lending	1,758	1,674

Total real estate secured	4,460	4,336
Auto finance	248	191
Credit card	243	403
Personal non-credit card	727	590

Total TDR Loans	$5,678	$5,520

	June 30,	December 31,
	2009	2008

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$412	$383
Consumer Lending	379	341

Total real estate secured	791	724
Auto finance	58	45
Credit card	57	80
Personal non-credit card	175	108

Total credit loss reserves for TDR Loans(2)	$1,081	$957

(1)	Includes TDR balances reported as receivables held for sale for which there are no credit loss reserves as they are carried at lower of cost or fair value. At June 30, 2009, TDR loans include $14 million and $24 million of credit card and auto finance receivables held for sale, respectively. At December 31, 2008, TDR loans include $138 million of credit card receivables held for sale.

(2)	Included in credit loss reserves.

HSBC Finance Corporation

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2009

		(in millions)

Average balance of TDR Loans	$5,596	$4,137	$5,577	$3,860
Interest income recognized on TDR Loans	92	69	190	124

Concentrations of Credit Risk:

We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables and receivables held for sale have high loan-to-value ratios. Our receivables and receivables held for sale portfolios includes the following types of loans:

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect the ability of customers to repay the loan in the future when the principal payments are required.

•	ARM loans – A loan which allows us to adjust pricing on the loan in line with market movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after adjustment.

•	Stated income loans – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.

The following table summarizes the balances of interest-only, loans and stated income loans in our receivable portfolios at June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008

	(in billions)

Interest-only loans	$1.7	$2.2
ARM loans(1)(2)	11.9	13.4
Stated income loans	4.6	5.2

(1)	At June 30, 2009 and December 31, 2008, $1.6 billion and $3.3 billion of our ARM loan portfolio will experience their first interest rate reset during the remainder of 2009 based on original contractual reset date and the outstanding receivable levels at the end of each period. ARM loans with initial reset dates after 2009 are not significant.

(2)	We do not have any option ARM loans in our portfolio.

At June 30, 2009 and December 31, 2008, interest-only, ARM and stated income loans comprise 27 percent and 29 percent of real estate secured receivables, including receivables held for sale, respectively. We no longer originate or acquire interest-only, ARM or stated-income loans.

HSBC Finance Corporation

7.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$12,972	$10,876	$12,415	$10,413
Provision for credit losses	2,436	3,189	5,381	6,017
Charge-offs	(2,655)	(2,854)	(5,178)	(5,406)
Recoveries	137	200	272	387
Receivables transferred to held for sale	(56)	(640)	(56)	(640)
Release of credit loss reserves related to loan sales	-	(10)	-	(10)

Credit loss reserves at end of period	$12,834	$10,761	$12,834	$10,761

8.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	June 30,	December 31,
	2009	2008

	(in millions)

Real estate secured(1)	$41	$323
Auto finance	450	2,786
Credit card	609	13,571

Total receivables held for sale, net	$1,100	$16,680

(1)	Includes the following receivables which were originated with the intent to sell:

	June 30,	December 31,
	2009	2008

	(in millions)

Real estate secured receivables:
Consumer Lending	$5	$53
Mortgage Services	36	45

Total	$41	$98

The following table shows the activity in receivables held for sale during the first half of 2009:

Receivables
Held for Sale

(in millions)

Receivables held for sale – December 31, 2008	$16,680
Transfers of auto finance receivables into receivables held for sale at the lower of cost or fair value	450
Receivable sales	(14,853)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale(1)	(333)
Transfer of real estate secured and credit card receivables into receivables held for investment	(804)
Net change in receivable balance	(40)

Receivables held for sale – June 30, 2009	$1,100

(1)	Includes $3 million with respect to real estate secured loans originated with the intent to sell.

HSBC Finance Corporation

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

In June 2009, we transferred credit card receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future. These receivables were transferred at their current fair market value of $590 million. The outstanding contractual balance of these receivables at June 30, 2009 was $788 million.

In June 2009, we also identified certain auto finance receivables with a fair value of $450 million for which we no longer have the intent to hold for the foreseeable future, generally twelve months for auto finance receivables. Accordingly, these receivables, which were previously held for investment purposes, have been transferred to held for sale during the second quarter of 2009. These receivables are now carried at the lower of cost or fair value which resulted in a lower of cost or fair value adjustment of $38 million during the three months ended June 30, 2009. The following summarizes the components of this adjustment:

(in millions)

Provision for credit losses(1)	$28
Other income(2)	10

Lower of cost or fair value adjustment	$38

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale.

(2)	Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity.

As a result of the adverse economic conditions in the U.S., we have recorded a valuation allowance associated with receivables held for sale subsequent to the initial transfer to receivables held for sale. The valuation allowance related to loans held for sale is presented in the following table:

(in millions)

Valuation allowance at December 31, 2008	$358
Increase in allowance for net reductions in market value	333
Decreases in valuation allowance for loans sold, charged-off or transferred to held for investment	(444)

Valuation allowance at June 30, 2009	$247

HSBC Finance Corporation

9.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

		(in millions)

June 30, 2009
Purchased credit card relationships and related programs	$1,736	$-	$924	$812
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	258	15

Total	$2,351	$172	$1,352	$827

December 31, 2008
Purchased credit card relationships and related programs	$1,736	$-	$855	$881
Consumer loan related relationships	333	158	170	5
Technology, customer lists and other contracts	282	-	246	36

Total	$2,351	$158	$1,271	$922

Our purchased credit card relationships are being amortized to their estimated residual value of $162 million as of June 30, 2009 and December 31, 2008.

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

10.  Goodwill

Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of our acquisition by HSBC or our acquisition of Metris have historically been adjusted against goodwill. As a result of the adoption of new accounting standards involving business combinations in 2009, changes in such estimates are now recorded in earnings.

Changes in the carrying amount of goodwill are as follows:

	2009	2008

	(in millions)

Balance at January 1,	$2,294	$2,635
Goodwill impairment related to Insurance Services business	(260)	-
Goodwill impairment related to Card and Retail Services business	(2,034)	-
Change in estimate of the tax basis of assets and liabilities	-	(3)

Balance at June 30,	$-	$2,632

HSBC Finance Corporation

We performed an interim goodwill impairment test of our Card and Retail Services business during both the first and second quarter of 2009 as a result of the continuing deterioration of the economic conditions in the United States. In the interim goodwill impairment test performed during the first quarter of 2009, a review of cost of capital requirements resulted in the use of a higher discount rate in our discounted cash flow model which, when combined with the changes in fair value of certain reporting unit assets and liabilities, resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. As a result, during the first quarter of 2009, we recorded an impairment charge of $393 million relating to this business. For the interim impairment test during the second quarter of 2009, the continued deterioration in economic and credit conditions, including rising unemployment rates, as well as the consideration of various legislative and regulatory actions, resulted in a significant reduction in our estimated future cash flows. When combined with the changes in fair value of certain reporting unit assets and liabilities, these changes have resulted in the impairment of all of the remaining goodwill allocated to our Card and Retail Services reporting unit. As a result, during the second quarter of 2009, we recorded an additional impairment charge of $1,641 million.

During the first quarter of 2009 we also performed an interim goodwill impairment test of our Insurance Services business. The discontinuance of Consumer Lending new customer account originations resulted in a substantial decrease in credit insurance policies sold which significantly impacted our cash flow forecasts for the Insurance Services reporting unit. Therefore, during the first quarter of 2009 we recorded an impairment charge of $260 million which represented all of the goodwill allocated to our Insurance Services business.

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

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Historically, customer demand for our loan products shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We do not use leveraged derivative financial instruments.

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

HSBC Finance Corporation

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

By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. Our exposure to credit risk for futures is limited as these contracts are traded on organized exchanges. Each day, changes in futures contract values are settled in cash. In contrast, swap agreements and forward contracts have credit risk relating to the performance of the counterparty. We utilize an affiliate, HSBC Bank USA, as the primary provider of domestic derivative products. We have never suffered a loss due to counterparty failure.

At June 30, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related assets or derivative related liabilities. At June 30, 2009 and December 31, 2008, we provided third party swap counterparties with $29 million and $26 million of collateral, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At June 30, 2009 and December 31, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.4 billion and $2.9 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative related assets or liabilities. At June 30, 2009, we had derivative contracts with a notional value of approximately $68.7 billion, including $67.3 billion outstanding with HSBC Bank USA. At December 31, 2008, we had derivative contracts with a notional value of approximately $79.7 billion, including $77.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we enter into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are

HSBC Finance Corporation

associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $98 million and $124 million at June 30, 2009 and December 31, 2008, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$-	$19	Derivative related liabilities	$-	$18
Currency swaps	Derivative financial assets	257	238	Derivative related liabilities	-	-

Total fair value hedges		$257	$257		$-	$18

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of loss as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

			Amount of Gain		Amount of Gain		Amount of Gain		Amount of Gain
		Location of	(Loss)		(Loss)		(Loss)		(Loss)
		Gain (Loss)	Recognized in		Recognized in		Recognized in		Recognized in
		Recognized in	Income		Income		Income		Income
		Income on	On the Derivative		On Hedged Items		On the Derivative		On Hedged Items
		Hedged Item	Three Months Ended June 30,				Six Months Ended June 30,
	Hedged Item	and Derivative	2009	2008	2009	2008	2009	2008	2009	2008

			(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative Income	$(4)	$(45)	$4	$46	$(8)	$(23)	$15	$22
Currency swaps	Fixed rate borrowings	Derivative income	(9)	(60)	1	74	33	(30)	(32)	41

Total			$(13)	$(105)	$5	$120	$25	$(53)	$(17)	$63

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) net of tax and totaled a loss of $(656) million and $(1,193) million at June 30, 2009 and December 31, 2008, respectively. We expect $(672) million ($(434) million after tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

		in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(567)	$(1,056)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	978	1,164	Derivative related liabilities	-	-

Total cash flow hedges		$411	$108		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

				Gain (Loss)
				Reclassed			Gain (Loss)
	Gain (Loss)			from		Location of Gain	Recognized
	Recognized in		Location of Gain	Accumulated		(Loss) Recognized	in
	OCI		(Loss) Reclassified	OCI into		in Income on	Income on
	on Derivative		from Accumulated	Income		the Derivative	Derivative
	(Effective		OCI into Income	(Effective		(Ineffective	(Ineffective
	Portion)		(Effective Portion)	Portion)		Portion)	Portion)

	2009	2008		2009	2008		2009	2008

	(in millions)			(in millions)			(in millions)

Three Months Ended June 30,
Interest rate swaps	$234	$468	Interest expense	$(4)	$(3)	Derivative income	$8	$3
Currency swaps	202	344	Interest expense	(13)	(22)	Derivative income	24	2

Total	$436	$812		$(17)	$(25)		$32	$5

Six Months Ended June 30,
Interest rate swaps	$372	$99	Interest expense	$(7)	$(6)	Derivative income	$9	$2
Interest rate swaps	-	-	Gain on bulk receivable sale to HSBC affiliates	(80)	-		-	-
Currency swaps	383	(89)	Interest expense	(32)	(53)	Derivative income	62	1

Total	$755	$10		$(119)	$(59)		$71	$3

Non-Qualifying Hedging Activities We may use interest rate caps, exchange traded options, interest rate and currency swaps and foreign exchange forwards which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. The following table provides information related to the location and derivative fair values in the consolidated balance sheet for our non-qualifying hedges:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate contracts	Derivative financial assets	$(68)	$(324)	Derivative related liabilities	$33	$-
Currency contracts	Derivative financial assets	16	44	Derivative related liabilities	-	-

Total non-qualifying hedges		$(52)	$(280)		$33	$-

HSBC Finance Corporation

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss) Recognized in Income On Derivative
	Location of Gain (Loss)	Three Months		Six Months
	Recognized in Income	Ended June 30,		Ended June 30,
	on Derivative	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Derivative income	$188	$-	$172	$11
Currency contracts	Derivative income	(4)	7	(5)	7

Total		$184	$7	$167	$18

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

	Asset Derivatives			Liability Derivatives

		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$1,097	$1,746	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	631	574	Derivative related liabilities	-	-

Total non-qualifying hedges		$1,728	$2,320		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt due to changes in interest rates:

		Amount of Gain (Loss) Recognized in Income On Derivative
	Location of Gain (Loss)	Three Months		Six Months
	Recognized in Income	Ended June 30,		Ended June 30,
	on Derivative	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$(295)	$(730)	$(309)	$97
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(59)	(143)	95	(67)

Total		$(354)	$(873)	$(214)	$30

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	June 30, 2009	December 31, 2008

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$18,673	$26,105
Currency swaps	16,366	18,648

	35,039	44,753

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	6,648	3,610
Purchased caps	1,131	1,581
Foreign exchange:
Swaps	1,227	1,228
Forwards	391	2

	9,397	6,421

Derivatives associated with debt carried at fair value:
Interest rate swaps	20,919	25,104
Currency swaps	3,376	3,379

	24,295	28,483

Total	$68,731	$79,657

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

Long term debt at June 30, 2009 of $72.3 billion includes $25.9 billion of fixed rate debt carried at fair value. At June 30, 2009, we have not elected FVO for $20.4 billion of fixed rate debt. Fixed rate debt accounted for under FVO at June 30, 2009 has an aggregate unpaid principal balance of $26.8 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $405 million. Long term debt at December 31, 2008 of $90.0 billion includes $28.3 billion of fixed rate debt carried at fair value. At December 31, 2008, we have not elected FVO for $23.9 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at December 31, 2008 has an aggregate unpaid principal balance of $29.8 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $413 million.

HSBC Finance Corporation

The components of “Gain on debt designated at fair value and related derivatives” were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2009	2008	2009	2008

		(in millions)

Gains (losses)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$707	$978	$888	$(37)
Credit risk component	(5,122)	(969)	(1,331)	320

Total mark-to-market on debt designated at fair value	(4,415)	9	(443)	283
Mark-to-market on the related derivatives(1)	(505)	(930)	(485)	(12)
Net realized gains (losses) on the related derivatives	151	57	271	42

Total	$(4,769)	$(864)	$(657)	$313

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative income associated with debt designated at fair value was a loss of $(188) million and a gain of $41 million for the three months ended June 30, 2009 and 2008, respectively. Foreign currency translation gains (losses) was a gain of $8 million and a loss of $(305) million for the six months ended June 30, 2009 and 2008, respectively. Offsetting gains (losses) recorded in derivative income associated with the related derivatives was a gain of $188 million and a loss of $(41) million for the three months ended June 30, 2009 and 2008, respectively, and a loss of $(8) million and a gain of $305 million for the six months ended June 30, 2009 and 2008, respectively.

The movement in the fair value reflected in Gain on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which have decreased the value of our debt by $.9 billion and $1.5 billion at June 30, 2009 and December 31, 2008, respectively.

The changes in the debt interest rate component and the derivative market value during the first half of 2009 reflect a steepening in the U.S. LIBOR curve. Since January 1, 2009, interest rates for instruments with terms of one year or less have remained low while interest rates for instruments with terms of greater than two years have increased. This resulted in gains in the interest rate component of the mark-to-market on debt designated at fair value and losses on mark-to-market on the related derivatives in the current quarter and for the six months ended June 30, 2009. In the second quarter of 2008, rising long term U.S. interest rates resulted in a gain in the interest rate component on debt designated at fair value and a decrease in the value of receive fixed/pay variable swaps. By the end of the second quarter 2008, U.S. interest rates were at approximately the same level as at the start of 2008, and the gains recorded during the second quarter of 2008 were offset by the losses recorded during the first quarter of 2008. Changes in the value of the interest rate component of the debt as compared to the related derivatives are also affected by the differences in cash flows and valuation methodologies for the debt and related derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives which increases the net difference between the change in the value of the interest rate component of the debt and the change in the value of the derivatives.

HSBC Finance Corporation

Our credit spreads, which had widened dramatically in the first quarter of 2009 in response to general market conditions and credit rating downgrades in early March 2009 as a result of the announcement of the discontinuation of all new customer account originations in our Consumer Lending business and the closure of all branch offices, narrowed significantly during the second quarter of 2009. For the six months ended June 30, 2009, we experienced a net tightening of our credit spreads. Changes in the credit risk component of the debt during the second quarter of 2008 were impacted by a tightening of our credit spreads. The tightening of credit spreads during the second quarter of 2008 was a partial reversal of a widening experienced in the first quarter of 2008 as new issue and secondary bond market credit spreads across all domestic bond market sectors narrowed as well as a general lack of liquidity in the secondary bond market during the period.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2009 should not be considered indicative of the results for any future periods.

13.  Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended June 30,	2009		2008

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(2,616)	(35.0)%	$(787)	(35.0)%
Increase (decrease) in rate resulting from:
Goodwill impairment	574	7.7	-	-
Valuation allowance on deferred tax assets	541	7.2	6	.3
State and local taxes, net of Federal benefit and state valuation allowance	(24)	(.3)	(23)	(1.0)
Low income housing and other tax credits	(9)	(.1)	(12)	(.5)
Other	19	.2	15	.6

Total income tax expense (benefit)	$(1,515)	(20.3)%	$(801)	(35.6)%

Six Months Ended June 30,	2009		2008

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(2,011)	(35.0)%	$(639)	(35.0)%
Increase (decrease) in rate resulting from:
Goodwill impairment	798	13.9	-	-
Valuation allowance on deferred tax assets	549	9.6	9	.5
Receivable portfolio affiliate sales	(47)	(.8)	-	-
State and local taxes, net of Federal benefit and state valuation allowance	6	.1	(49)	(2.7)
State rate change effect on net deferred taxes	32	.6	65	3.6
Low income housing and other tax credits	(18)	(.3)	(25)	(1.4)
Other	31	.4	23	1.3

Total income tax expense (benefit)	$(660)	(11.5)%	$(616)	(33.7)%

The effective tax rate was significantly impacted by the incremental valuation allowance on deferred tax assets recorded in 2009 and the non-tax deductible impairment of goodwill related to our Card and Retail Services business and for the year-to-date period, the non-tax deductible impairment of goodwill related to our Insurance Services business. The percentage impact of reconciling items is larger in the six months ended June 30, 2008 as a

HSBC Finance Corporation

result of the significantly lower level of pre-tax book loss in that period. The effective tax rate for the six months ended June 30, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

HSBC North America Consolidated Income Taxes

We are included in HSBC North America’s Consolidated Federal income tax return and in various state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity.

In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period.

The HNAH Group has continued to consider the impact of the economic environment on the North American businesses and the expected growth of the deferred tax assets. During the second quarter, the current economic environment, and its impact on the HNAH Group’s businesses and strategies, has been incorporated into its revised business forecasts. In addition, HNAH Group’s consideration and evaluation of the various sources of taxable income supporting realization of the deferred tax assets, including tax planning strategies, have been updated.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. recession, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC’s commitment to reinvest excess HNAH Group capital which would be maintained to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets, including net operating loss carryforwards, will be utilized.

Currently, the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of net deferred tax assets of approximately $5.9 billion for the HNAH Group. Such determination was based on HSBC’s revised business forecasts and updated assessment in the second quarter of 2009 as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. As it relates to the growth in the

HSBC Finance Corporation

HNAH consolidated deferred tax asset, during the second quarter HSBC decided to limit the level and duration of excess HNAH Group capital it will reinvest in the US operations in future years as part of the primary tax planning strategy.

Therefore, although a significant part of the net deferred tax assets are supported by the aforementioned tax planning strategies, it has been determined that for the residual portion of the net deferred tax assets, it is not more-likely-than-not that the expected benefits to be generated by the various tax planning strategies are sufficient to ensure full realization. As such, a valuation allowance has been recorded by the HNAH Group during the second quarter of 2009 relative to growth in the deferred tax asset in excess of the level discussed above.

The aforementioned HNAH Group valuation allowance recorded during the second quarter has been allocated to the principal subsidiaries, including HSBC Finance Corporation. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.

The HNAH Group expects to record significant additional valuation allowances against further growth in the deferred tax assets through the remainder of 2009 and 2010, and perhaps longer.

If future results differ from the HNAH Group’s current forecasts or the primary tax planning strategy were to change, a valuation allowance against the remaining net deferred tax assets may need to be established which could have a material adverse effect on HSBC Finance Corporation’s results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for such incremental valuation allowances.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.

HSBC Finance Corporation Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.9 billion and $3.3 billion as of June 30, 2009 and December 31, 2008 respectively.

During the six months ended June 30, 2009, we recorded additional Federal valuation allowances on deferred tax assets of $549 million. The increase in the valuation allowance relates primarily to net operating loss carryforwards, future tax deductions relating to book and tax basis differences and foreign and other tax credit carryforwards.

We expect to contribute substantially to the growth in the HNAH Group deferred tax assets in the near term and, in accordance with the allocation methodology, expect to be allocated and record significant additional valuation allowances in future periods.

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from the audit on our uncertain tax positions at this time.

HSBC Finance Corporation

14.  Pension and Other Post-retirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of loss are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(in millions)

Service cost – benefits earned during the period	$9	$15	$18	$30
Interest cost	18	18	35	36
Expected return on assets	(12)	(21)	(24)	(42)
Recognized losses	8	-	17	-

Net periodic benefit cost	$23	$12	$46	$24

Pension expense increased during 2009 due to the amortization of a portion of the actuarial losses incurred by the plan as a result of the volatile capital markets that occurred in 2008.

Components of the net periodic benefit cost for our post-retirement benefits other than pensions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Service cost – benefits earned during the period	$-	$1	$1	$2
Interest cost	3	3	6	7
Gain on curtailment	-	(4)	(16)	(4)
Recognized gains	(1)	(1)	(2)	(2)

Net periodic post-retirement benefit cost	$2	$(1)	$(11)	$3

During the six months ended June 30, 2009, we recorded a curtailment gain of $16 million due to a reduction in the number of employees covered by the postretirement benefit plan as a result of the decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices.

HSBC Finance Corporation

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

	June 30, 2009	December 31, 2008

	(in millions)

Assets and (Liabilities):
Cash	$367	$237
Securities purchased under agreements to resell	1,610	1,025
Derivative related assets (liability), net	(23)	(461)
Affiliate preferred stock received in sale of U.K. credit card business	-	219
Other assets	152	310
Due to affiliates	(11,036)	(13,543)
Other liabilities	(179)	(272)

HSBC Finance Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Income/(Expense):
Interest expense paid to HSBC affiliates(1)	$(291)	$(264)	$(588)	$(519)
Interest income from HSBC affiliates	1	14	4	26
Net gain on bulk sale of receivables to HSBC Bank USA	-	-	57	-
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of domestic private label receivable originations	7	28	24	63
Daily sales of credit card receivables	83	39	192	59
Sales of real estate secured receivables	-	-	2	-

Total gain on receivable sales to HSBC affiliates	90	67	218	122

Loss on sale of affiliate preferred stock	(6)	-	(6)	-
Servicing and other fees from HSBC affiliates:
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing revenue	2	2	3	4
Private label and card receivable servicing and related fees	160	107	327	218
Auto finance receivable servicing and related fees	16	-	30	1
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	13	7	22	20
HSBC Technology and Services (USA) Inc. (“HTSU”)	3	4	5	8

Total servicing and other fees from HSBC affiliates	194	120	387	251

Taxpayer financial services loan origination and other fees	(1)	(1)	(11)	(13)
Support services from HSBC affiliates:
HTSU	(205)	(199)	(432)	(411)
HSBC Global Resourcing (UK) Ltd.	(43)	(43)	(87)	(85)
Other HSBC affiliates	(9)	(11)	(17)	(26)

Total support services from HSBC affiliates	(257)	(253)	(536)	(522)

Stock based compensation expense with HSBC	(2)	(10)	(17)	(33)
Insurance commission paid to HSBC Bank Canada	(5)	(2)	(10)	(4)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as interest paid to HSBC affiliates on risk management positions related to non-affiliate debt.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement will sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We sold $4.7 billion and $8.9 billion of new GM and UP receivable originations to HSBC Bank USA during the three and six months ended June 30, 2009, respectively. We continue to service the sold GM and UP Portfolios and receive servicing and related fee income

HSBC Finance Corporation

from HSBC Bank USA. At June 30, 2009, we were servicing $11.6 billion of GM and UP credit card receivables for HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the daily sales of new GM and UP credit card receivable originations are reflected in the table above.

•	In January 2009, we also sold certain auto finance receivables with an outstanding principal balance of $3.0 billion to HSBC Bank USA at the time of sale and recorded a gain on the bulk sale of these receivables of $7 million. We continue to service these auto finance receivables for HSBC Bank USA for a fee which is reflected in the table above. At June 30, 2009, we were servicing $2.5 billion of auto finance receivables for HSBC Bank USA.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and in December 2004, we sold HSBC Bank USA our domestic private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold domestic private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis substantially all new private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. The servicing and related fee income received from HSBC Bank USA as well as the gains recorded on the sale of domestic private label and credit card receivables are reflected in the table above. Related to the private label receivables and for the account relationships purchased from HSBC Bank USA, the following table summarizes the receivables we are servicing at June 30, 2009 and December 31, 2008 and the receivables sold during the three and six months ended June 30, 2009 and 2008:

	Private Label	Credit Card
	Receivables	Receivables

	(in billions)

Receivables serviced for HSBC Bank USA:
June 30, 2009	$15.7	$2.0
December 31, 2008	18.0	2.0
Receivables sold to HSBC Bank USA during the three months ended:
June 30, 2009	$3.8	$1.1
June 30, 2008	5.0	1.3
Receivables sold to HSBC Bank USA during the six months ended:
June 30, 2009	$7.4	$2.1
June 30, 2008	9.5	2.4

•	As of June 30, 2009 and December 31, 2008, we were servicing $1.9 billion and $2.1 billion, respectively, of real estate secured receivables for HSBC Bank USA. The fee revenue associated with these receivables totaled $2 million and $3 million during the three and six months ended June 30, 2009, respectively, is recorded in Servicing and other fees from HSBC affiliates in the consolidated statement of loss. Fee revenue associated with these receivables totaled $2 million and $4 million during the three and six months ended June 30, 2008, respectively.

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.7 billion and $2.0 billion at June 30, 2009 and December 31, 2008, respectively. Fees paid relating

HSBC Finance Corporation

to the servicing of this portfolio totaled $3 million and $5 million during the three and six months ended June 30, 2009, respectively, and are reported in Support services from HSBC affiliates. Fees paid for servicing this portfolio totaled $3 million and $7 million during the three and six months ended June 30, 2008, respectively.

•	HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $1 million and $11 million during the three months and six months ended June 30, 2009, respectively. Origination fees for the three and six months ended June 30, 2008 totaled $1 million and $13 million, respectively. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either June 30, 2009 or December 31, 2008.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility and there were no balances outstanding at June 30, 2009 or December 31, 2008.

•	HSBC Bank USA extended a $1.0 billion committed credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This is a 364 day credit facility and there were no balances outstanding at June 30, 2009 or December 31, 2008.

Transactions with HSBC Holdings plc:

•	During the second quarter of 2009, we sold to HSBC $248 million of affiliate preferred stock which we had received on the sale of our U.K. credit card business. As a result, we recorded a loss on sale of $6 million which is included as a component of other income.

•	At June 30, 2009 and December 31, 2008, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at June 30, 2009 or December 31, 2008. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of loss.

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million and $9 million during the six months ended June 30, 2009 and 2008, respectively, and $5 million in the three months ended June 30, 2008. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of loss.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC. As of June 30, 2009, our share of future compensation cost related to grants which have not yet fully vested is approximately $54 million. This amount is expected to be recognized over a weighted-average period of 1.8 years.

HSBC Finance Corporation

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced by a line of credit from another affiliate. Interest income associated with this line of credit was recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

•	Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU recorded as a reduction of occupancy and equipment expense was $14 million and $25 million during the three and six months ended June 30, 2009, respectively. Rental revenue from HTSU was $12 million and $24 million during the three and six months ended June 30, 2008, respectively.

•	During the fourth quarter of 2008, we sold miscellaneous assets to HTSU for a purchase price equal to the book value of these assets of $41 million.

Transactions with other HSBC affiliates:

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $67.3 billion and $77.9 billion at June 30, 2009 and December 31, 2008, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.4 billion and $2.9 billion at June 30, 2009 and December 31, 2008, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”).

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $1 million and $3 million during the three and six months ended June 30, 2009, respectively, and is reflected as Interest income from HSBC affiliates in the table above. Interest income recognized on these securities totaled $5 million and $11 million during the three and six months ended June 30, 2008, respectively.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $43 million and $87 million during the three and six months ended June 30, 2009, respectively are included as a component of Support services from HSBC affiliates in the table above. Expenses related to these services totaled $43 million and $85 million during the three and six months ended June 30, 2008, respectively.

HSBC Finance Corporation

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	We utilize HSBC Markets (USA) Inc., an affiliated HSBC entity, to lead manage the underwriting of a majority of our debt issuances. There were no fees paid to the affiliate for such services during the three or six months ended June 30, 2009 or 2008. For debt not accounted for under the fair value option, fees paid for such services are amortized over the life of the related debt.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 14, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	As previously discussed in Note 2, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). The results of operations for our U.K. Operations have been reclassified as Income from discontinued operations for all periods presented.

•	As previously discussed in Note 2, “Discontinued Operations,” in November 2008 we sold all of the common stock of the holding company of our Canadian Operations to HSBC Bank Canada for approximately $279 million (based on the exchange rate on the date of sale). While HSBC Bank Canada assumed the liabilities of our Canadian Operations as a result of this transaction, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale for a fee. During the three and six months ended June 30, 2009, we recorded $2 million and $3 million, respectively, for providing this guarantee. As of June 30, 2009, the outstanding balance of the guaranteed notes was $2.1 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network during the three and six months ended June 30, 2009 were $5 million and $10 million, respectively, and are included in Insurance Commission paid to HSBC Bank Canada. The results of operations for our Canadian Operations have been reclassified as Income from discontinued operations for all periods presented.

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

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we also originated loans through mortgage brokers.

The All Other caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold tests under segment reporting accounting principles, for determining reportable segments, as well as our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, including goodwill arising from our acquisition by HSBC, which is included in the “All Other” caption within our segment disclosure.

HSBC Finance Corporation

In the first quarter of 2009, we began allocating the majority of the costs of our corporate and treasury activities to our reportable segments. These allocated costs had previously not been considered in determining segment profit (loss) and are now reported as intersegment revenues in the “All Other” caption and operating expenses for our reportable segments. There have been no other changes in our measurement of segment profit (loss) and there have been no changes in the basis of segmentation as compared with the presentation in our 2008 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card, auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(2)	Adjustments(3)	ifications(4)	Totals

						(in millions)

Three months ended June 30, 2009
Net interest income	$1,298	$977	$235	$1		$2,511	$(718)	$34	$(295)	$1,532
Other operating income (Total other revenues)	568	69	(4,612)	(5	)(1)	(3,980)	(42)	(390)	368	(4,044)
Loan impairment charges (Provision for credit losses)	1,208	2,154	-	-		3,362	(720)	(206)	-	2,436
Operating expenses (Total costs and expenses)	986	262	836 (5)	(5)		2,079	2	372	73	2,526
Profit (loss) before tax	(328)	(1,370)	(5,213)	1		(6,910)	(42)	(522)	-	(7,474)
Customer loans (Receivables)	40,981	90,197	1,072	-		132,250	(31,998)	(565)	(1,609)	98,078
Assets	39,292	87,713	10,539	(2)		137,542	(31,414)	(3,440)	(170)	102,518
Intersegment revenues	1	33	(29)	(5	)(1)	-	-	-	-	-

Three months ended June 30, 2008
Net interest income	$1,263	$1,481	$80	$-		$2,824	$(349)	$(139)	$(25)	$2,311
Other operating income (Total other revenues)	773	23	(816)	(6	)(1)	(26)	(14)	(146)	124	(62)
Loan impairment charges (Provision for credit losses)	1,236	2,150	8	-		3,394	(380)	185	(10)	3,189
Operating expenses (Total costs and expenses)	538	447	188	(8)		1,165	12	23	109	1,309
Profit (loss) before tax	262	(1,093)	(932)	2		(1,761)	5	(493)	-	(2,249)
Customer loans (Receivables)	46,778	109,783	1,864	-		158,425	(20,306)	(293)	(11,194)	126,632
Assets(5)	45,209	105,271	21,494	-		171,974	(19,276)	(7,032)	(182)	145,484
Intersegment revenues	4	45	(43)	(6	)(1)	-	-	-	-	-

HSBC Finance Corporation

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(2)	Adjustments(3)	ifications(4)	Totals

						(in millions)

Six months ended June 30, 2009
Net interest income	$2,638	$2,012	$491	$1		$5,142	$(1,442)	$(170)	$(319)	$3,211
Other operating income (Total other revenues)	1,228	30	(582)	(12	)(1)	664	61	(355)	543	913
Loan impairment charges (Provision for credit losses)	2,719	4,589	-	-		7,308	(1,559)	(368)	-	5,381
Operating expenses (Total costs and expenses)	1,474	819	2,513 (5)	(12)		4,794	5	(533)	224	4,490
Profit (loss) before tax	(327)	(3,366)	(2,604)	1		(6,296)	173	376	-	(5,747)
Intersegment revenues	3	67	(58)	(12	)(1)	-	-	-	-	-

Six months ended June 30, 2008
Net interest income	$2,565	$3,044	$(12)	$-		$5,597	$(712)	$(188)	$(50)	$4,647
Other operating income (Total other revenues)	1,617	(2)	493	(12	)(1)	2,096	(51)	(103)	313	2,255
Loan impairment charges (Provision for credit losses)	2,260	4,308	13	-		6,581	(749)	200	(15)	6,017
Operating expenses (Total costs and expenses)	1,118	912	344	(15)		2,359	24	50	278	2,711
Profit (loss) before tax	804	(2,178)	124	3		(1,247)	(38)	(541)	-	(1,826)
Intersegment revenues	9	89	(86)	(12	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Management Basis Adjustments represent the GM and UP credit card Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA.

(3)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(4)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

(5)	At June 30, 2009, all of our goodwill has been fully written-off.

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

HSBC Finance Corporation

Other operating income (Total other revenues)

Present value of long-term insurance business – Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance business is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk premium attributable to the respective long-term insurance business. Movements in the PVIF long-term insurance business are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

During the second quarter of 2009, we refined the income recognition methodology in respect of long-term insurance contracts. This resulted in the recognition of a revenue item on an IFRSs basis of $66 million ($43 million after-tax). Approximately $43 million ($28 million after-tax) would have been recorded prior to January 1, 2009 if the refinement in respect of income recognition had been applied at that date.

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value. Under U.S. GAAP, the component of the lower of cost or fair value adjustment related to credit risk is recorded in the statement of loss as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of loss in other revenues.

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP.

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. The additional shares are not recorded under U.S. GAAP.

Other-than-temporary impairments – As a result of the guidance issued by the SEC in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential other-than-temporary impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs as all perpetual preferred securities are evaluated for other-than-temporary impairment as equity securities.

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

HSBC Finance Corporation

future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Interest is recorded based on collectibility under IFRSs.

As discussed above, under U.S. GAAP the credit risk component of the lower of cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of loss as provision for credit losses. There is no similar requirement under IFRSs.

Operating expenses

Goodwill impairment under IFRSs is higher than that under U.S. GAAP due to higher levels of goodwill established under IFRSs as well as differences in how impairment is measured as U.S. GAAP requires a two-step impairment test which requires the fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. However, operating expenses under IFRSs are lower as policyholder benefits expenses are reported as an offset to other revenues as discussed above. There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense and prior to 2009, changes in tax estimates.

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

Other – In addition to the differences discussed above, there are higher derivative related assets under IFRSs compared to U.S. GAAP due to more stringent netting requirements under U.S. GAAP.

17.  Fair Value Measurements

FAS No. 157, “Fair Value Measurements,” provides a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. FAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

		(in millions)

June 30, 2009:
Derivative related assets(1)	$2,344	$-	$2,344	$-
Available for sale securities:
U.S. Treasury	111	111	-	-
U.S. government sponsored enterprises	123	21	100	2
U.S. government agency issued or guaranteed	27	-	27	-
Obligations of U.S. states and political subdivisions	35	-	35	-
Asset-backed securities	106	-	70	36
U.S. corporate debt securities	1,681	-	1,636	45
Foreign debt securities	305	16	283	6
Preferred equity securities	5	-	-	5
Money market funds	598	598	-	-
Accrued interest	30	1	28	1

Total available-for-sale securities	3,021	747	2,179	95
Long term debt carried at fair value	(25,855)	-	(25,855)	-
Derivative related liabilities	(33)	-	(33)	-
December 31, 2008:
Derivative related assets(1)	$2,406	$-	$2,406	$-
Available for sale securities:
U.S. Treasury	57	57	-	-
U.S. government sponsored enterprises	155	25	130	-
U.S. government agency issued or guaranteed	34	-	34	-
Obligations of U.S. states and political subdivisions	34	-	34	-
Asset-backed securities	128	-	90	38
U.S. corporate debt securities	1,656	-	1,572	84
Foreign debt securities	269	22	247	-
Preferred equity securities	52	-	1	51
Money market funds	679	679	-	-
Accrued interest	30	-	28	2

Total available-for-sale securities	3,094	783	2,136	175
Long term debt carried at fair value	(28,338)	-	(28,338)	-
Derivative related liabilities	(18)	-	(18)	-

(1)	The fair value disclosed does not include swap collateral which was a net liability of $2.3 billion and $2.9 billion at June 30, 2009 and December 31, 2008, respectively, and that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” as discussed in FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

HSBC Finance Corporation

The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

		(in millions)

Beginning balance at beginning of period	$113	$-	$175	$-
Transfers in (out) of Level 3, net	21	59	(34)	59
Purchases, sales, issuances and settlements (net)	(38)	-	(34)	-
Total gains or losses (realized/unrealized):
Included in income from continuing operations	-	-	(8)	-
Included in other comprehensive income	(1)	(8)	(3)	(8)
Net change in accrued interest	-	-	(1)	-

Ending balance at end of period	$95	$51	$95	$51

(1)	The changes in unrealized losses relate to assets no longer held on our balance sheet at either June 30, 2009 or 2008.

Assets recorded at fair value on a recurring basis at June 30, 2009 and December 31, 2008 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities and at December 31, 2008, our entire portfolio of perpetual preferred equity securities which was sold during the first half of 2009. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test, which is described more fully below, with a variance greater than 5 percent.

During the three months ended June 30, 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended June 30, 2009, we transferred $49 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above, which was partially offset by the transfer of $28 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 and June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
					(Losses) for the	(Losses) for the
	Non-Recurring Fair Value Measurements as				Three Months Ended	Six Months Ended
	of June 30, 2009				June 30,	June 30,
	Level 1	Level 2	Level 3	Total	2009	2009

	(in millions)

Real estate secured	$-	$-	$36	$36	$2	$-
Auto finance	-	450	-	450	(38)	(38)
Credit cards	-	-	609	609	(161)	(328)

Total receivables held for sale at fair value(1)	$-	$450	$645	$1,095	$(197)	$(366)

Real estate owned(2)	$-	$739	$-	$739	$(52)	$(151)

Repossessed vehicles(2)	$-	$33	$-	$33	$ -(4)	$ -(4)

Goodwill(3)	$-	$-	$-	$-	$(1,641)	$(2,294)

Intangible assets(3)	$-	$-	$-	$-	$-	$(14)

					Total Gains	Total Gains
					(Losses) for the	(Losses) for the
	Non-Recurring Fair Value Measurements as				Three Months Ended	Six Months Ended
	of June 30, 2008				June 30,	June 30,
	Level 1	Level 2	Level 3	Total	2008	2008

	(in millions)

Real estate secured	$-	$1,214	$-	$1,214	$(131)	$(140)
Credit cards	-	1,580	-	1,580	(248)	(248)

Total receivables held for sale at fair value(1)	$-	$2,794	$-	$2,794	$(379)	$(388)

Real estate owned(2)	$-	$1,296	$-	$1,296	$(98)	$(218)

Repossessed vehicles(2)	$-	$50	$-	$50	$ -(4)	$ -(4)

(1)	Excludes $5 million and $6,323 million of receivables held for sale at June 30, 2009 and June 30, 2008 for which the fair value exceeds carrying value and therefore not recorded at fair value.

(2)	The fair value disclosed is unadjusted for transaction costs as required by FAS 157. The amounts recorded in the consolidated balance sheet are recorded net of transaction costs as required by FAS 144.

(3)	In accordance with the provisions of FAS 142, goodwill with a carrying amount of $260 million allocated to our Insurance Services business and $2,034 million allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million and $1,641 million, respectively, during the three months ended March 31, 2009. Additionally, technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million during the three months ended March 31, 2009. No write down of goodwill or intangible assets occurred during the three and six months ended June 30, 2008. During three months ended June 30, 2009, goodwill with a carrying amount of $1,641 million allocated to our Card and Retail Services business was written down to its implied fair value of $0 million.

(4)	Repossessed vehicles are typically sold within two months of repossession. As a result, fair value adjustments subsequent to repossession are not significant.

Fair Value of Financial Instruments In accordance with Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, (“FAS 107”) on a quarterly basis we report the fair value of all financial instruments in our consolidated balance sheet, including those financial instruments carried at cost. The fair value estimates, methods and assumptions set forth below for our financial instruments are made solely to comply with the requirements of FAS 107 and should be read in conjunction with the financial

HSBC Finance Corporation

statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$391	$391	$255	$255
Interest bearing deposits with banks	33	33	25	25
Securities purchased under agreements to resell	2,611	2,611	1,025	1,025
Securities	3,021	3,021	3,094	3,094
Consumer receivables:
Mortgage Services:
First lien	16,834	10,225	18,512	11,527
Second lien	2,762	821	3,238	981

Total Mortgage Services	19,596	11,046	21,750	12,508
Consumer Lending:
First lien	35,230	23,129	37,986	25,085
Second lien	4,426	1,383	4,824	1,570

Total Consumer Lending real estate secured receivables	39,656	24,512	42,810	26,655
Non-real estate secured receivables	11,181	5,762	13,187	6,386

Total Consumer Lending	50,837	30,274	55,997	33,041
Credit card	9,984	8,522	11,130	9,968
Auto Finance	4,783	4,470	6,872	5,900

Total consumer receivables	85,200	54,312	95,749	61,417
Receivables held for sale	1,100	1,100	16,680	16,812
Due from affiliates	152	152	310	310
Derivative financial assets	1	1	8	8
Financial liabilities:
Commercial paper, bank and other borrowings	5,778	5,778	9,639	9,639
Due to affiliates	11,036	10,490	13,543	12,054
Long term debt carried at fair value	25,855	25,855	28,338	28,338
Long term debt not carried at fair value	46,482	41,001	61,686	54,147
Insurance policy and claim reserves	1,001	1,051	1,010	1,134
Derivative financial liabilities	28	28	461	461

Receivable values presented in the table above were determined using the framework for measuring fair value as prescribed by FAS 157, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed or eligible for guarantee by the Federal government or a governmental agency. The estimated fair values at June 30, 2009 and December 31, 2008 for our receivables reflect these market conditions. For consumer receivables, potential investors often assume a significantly higher charge-off level than what we, as the servicer of these receivables, believe will ultimately be the case, and the asset value reflects a significant pricing discount resulting from the lack of liquidity available to most buyers of whole loan assets. This

HSBC Finance Corporation

resulting value may be substantially lower than would otherwise be reported under more normal marketplace conditions.

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

Securities: Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Preferred equity securities – In general, for perpetual preferred securities, fair value is calculated using an appropriate spread over a comparable US Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Money market funds – Carrying value approximates fair value due to the asset’s liquid nature.

We perform validations of the fair values sourced from the independent pricing services at least quarterly. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes. The validation process provides us with information as to whether the volume and level of activity for a security has significantly decreased and assists in identifying transactions that are not orderly. Depending on the results of the

HSBC Finance Corporation

validation, additional information may be gathered from other market participants to support the fair value measurements. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

Receivables: The estimated fair value of our receivables was determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, inter alia, value estimates from an HSBC affiliate which reflect current estimated rating agency credit tranching levels with the associated benchmark credit spreads, forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables, trading input from market participants which includes observed primary and secondary trades, and general discussions held directly with potential investors.

Model inputs relate to interest rates, prepayment speeds, default and loss curves, and market discount rates reflecting management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we will engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

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

HSBC Finance Corporation

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

Counterparty credit risk is considered in determining the fair value of a financial asset. FAS 157 specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

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

We accrue for litigation-related liabilities when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, we believe, in light of all information known to us at June 30, 2009, that our litigation reserves are adequate at such date. We review litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. We believe that our defenses to the claims asserted against us in our currently active litigation have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that we will either prevail on our outstanding motions or that the Seventh Circuit will reverse the trial Court verdict upon appeal. As such, it is not probable a loss has been incurred as of June 30, 2009 and, therefore, no loss accrual resulting from this verdict has been established.

19.  New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires an acquirer to recognize all assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of acquisition. FAS 141(R) also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. In addition, it requires the expensing of acquisition related structuring and transaction costs. FAS 141(R) is effective for business combinations with an effective date in 2009.

HSBC Finance Corporation

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 amends ARB 51 and requires entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. FAS 160 requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of loss. FAS 160 also requires expanded disclosures that identify and distinguish between parent and noncontrolling interests. FAS 160 is effective from fiscal years beginning on or after December 15, 2008. The adoption of FAS 160 did not have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). Under FSP FAS 140-3, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of the initial transfer, is presumptively linked and are considered part of the same arrangement under FAS 140. The initial transfer and subsequent financing transaction will be considered separate transactions under FAS 140 if certain conditions are met. FSP FAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. The adoption of FSP FAS 140-3 did not have any material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves transparency in financial reporting. FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for fiscal years beginning after November 15, 2008 with early adoption encouraged. We adopted FAS 161 effective January 1, 2009. See Note 11, “Derivative Financial Instruments,” in these consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“FAS 163”). FAS 163 applies to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of paragraph 6 of Statement 60 and that are not accounted for as derivative instruments. It clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This statement requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of FAS 163 did not have an impact on our financial position or our results of operations as we do not have any contracts within the scope of FAS 163.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of Statement 132(R). It requires entities to provide disclosures about employer’s defined benefit plans and other post-retirement plans that would help users of the financial statements to understand how investment allocation decisions are made, the major categories of plan assets, the inputs and the valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is applicable for the first fiscal year ending after December 15, 2009.

In April 2009, the FASB amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” by issuing FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require entities to disclose fair value of financial instruments for all the interim reporting periods ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure

HSBC Finance Corporation

requirements of FSP FAS 107-1 and APB 28-1 effective January 1, 2009. See Note 17, “Fair Value Measurements,” in these consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly,” (“FSP FAS 157-4”) to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP FAS 157-4 provides additional guidance in determining fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. It also amends FAS 157 to require enhanced disclosures about the inputs and valuation techniques for measuring fair value along with changes in the valuation methodologies and related inputs and to present further disclosures for debt and equity securities. This FSP is effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. We have adopted this FSP effective January 1, 2009. See Note 17, “Fair Value Measurements,” in these consolidated financial statements for the expanded disclosure.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and 124-2”) to amend the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not we will not be required to sell the debt security, FSP FAS 115-2 and 124-2 requires segregating the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings with other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. FSP FAS 115-2 and 124-2 also requires disclosure of the reasons for recognizing a portion of impairment in other comprehensive income and the methodology and significant inputs used to calculate the credit loss component. FSP FAS 115-2 and 124-2 is effective for all the reporting periods ending after June 15, 2009, with earlier adoption permitted. We have adopted FSP FAS 115-2 and 124-2 effective January 1, 2009. The adoption of FSP FAS 115-2 and 124-2 did not have an impact on our financial position or results of operations. See Note 5, “Securities,” in these consolidated financial statements for the expanded disclosure.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”), “Subsequent Events.” It provides guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (“GAAP”). This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FAS 165 did not have an impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“FAS 166”). This statement amends FAS 140 by removing the concept of a qualifying special-purpose entity (“QSPE”). It also modifies the financial-components approach and limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, establishes conditions for reporting a transfer of a portion(s) of financial asset as a sale, defines “participating interest” and removes the special provisions for guaranteed mortgage securitizations and requires them to be treated in the same way as the transfer of other financial assets within the scope of FAS 140. It also requires enhanced disclosures about the transfers of financial assets and the transferor’s continuing involvement with transfers of financial assets accounted for as sales. The statement is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after January 1, 2010. We are currently evaluating the impact of the adoption of FAS 166 on our financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). This standard changes the requirement from using quantitative analysis to qualitative analysis when determining if an enterprise has a controlling financial interest in a variable interest entity (“VIE”) for the purpose of determining the primary beneficiary. It also changes the timing of assessment to

HSBC Finance Corporation

determine if an enterprise is the primary beneficiary of a VIE from “when specific events occur” to “ongoing re-assessment”, eliminates the exception related to troubled debt restructuring which is now considered to be an event that requires reconsideration of whether an entity is a VIE, requires enhanced disclosures and nullifies FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The statement is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. On the effective date, certain VIEs which are not consolidated currently may be required to be consolidated. We are currently evaluating the impact of FAS 167 on our financial position and results of operations.

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168 (“FAS 168”), “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” It replaces the U.S. GAAP hierarchy created by Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” by establishing only two levels of generally accepted accounting principles: authoritative and nonauthoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have an impact on our financial position or results of operations.

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

Current Environment

During the first half of 2009, economic conditions in the U.S. continued to deteriorate as a result of continued declines in the housing market, rising unemployment, tighter credit conditions and reduced economic growth. While the on-going financial market disruptions continued to impact credit spreads and liquidity during the period, we have seen improvement in marketplace liquidity during the second quarter of 2009 and credit spreads have narrowed considerably due to increased market confidence stemming largely from various government actions taken to restore faith in the capital markets. U.S. unemployment rates, which have become a major factor in the deterioration of credit quality in the U.S., increased to 9.5 percent in June 2009, an increase of 100 basis points during the quarter and 230 basis points since December 2008. Unemployment rates in 15 states are greater than the U.S. national average and have unemployment rates above 10 percent. Additionally, personal bankruptcy filings in the U.S. have continued to increase throughout the year. Concerns about the future of the U.S. economy, including the length and depth of the current economic recession, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the U.S. economy and the capital markets.

During the first half of 2009, mortgage lending industry trends continued to deteriorate, including:

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or decline in property values;

>	Increases in the period of time properties remain unsold in most markets;

>	Increased loss severities on homes that are foreclosed and remarketed due to the increasing inventory of homes for sale and the declining property values in certain markets as discussed above;

HSBC Finance Corporation

>	Low secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Continued tightening of lending standards by mortgage lenders which impacts borrowers’ ability to refinance existing mortgage loans.

The combination of the above factors, including the previous closure or merger of a number of mortgage lenders, has further reduced the ability of many of our real estate loan customers to make payments on or to refinance their loans. Accessing any equity in their homes is no longer an option as either there is no equity in their homes or if there is, few institutions are willing to finance its withdrawal. It is generally believed that the slowdown in the housing market will continue to impact housing prices into 2010 and possibly beyond.

Improvement in unemployment rates and a recovery of the housing market, including stabilization in home prices, continue to remain critical components for a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and increased delinquencies and charge-off rates in loan portfolios across the industry, including our own.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy during the quarter. On June 17, 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency as a single primary federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. Draft legislation for strengthening consumer and investor protection, including the creation of the Consumer Financial Protection Agency, has been released and additional proposed legislation in support of the broader financial regulatory restructuring is expected in the near term. It is likely that significant reform of the financial regulatory system will be adopted and that reform is expected to have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. It is not possible to assess the impact of financial regulatory reform, however, until final legislation has been enacted and related regulations have been adopted.

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

As previously disclosed, this evaluation continued into 2009, and resulted in the discontinuation of new customer account originations for all products by our Consumer Lending business, the closure of our Consumer Lending branch offices as well as the decision in the second quarter of 2009 to close or consolidate other back office and collection facilities in Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois and Virginia Beach, Virginia. As a result of these decisions, during the six months ended June 30, 2009, we recorded closure costs, predominately related to one-time termination and other employee benefit costs. In addition, during the six months ended June 30, 2009, we incurred related non-cash charges for the impairment of fixed assets and other capitalized costs. See Note 4, “Strategic Initiatives” for additional detail regarding these costs. We continue to service and collect the existing Auto Finance, Consumer Lending and Mortgage Services receivable portfolios as they run off and continue our efforts to reach out and assist mortgage customers utilizing appropriate modification

HSBC Finance Corporation

and other account management programs, potentially including refinancing a loan with an existing customer in accordance with their financial needs, to maximize collection and home preservation.

As a result of these decisions as well as those made from mid-2007 and through 2008, our lending products currently include MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada as well as tax refund anticipation loans and other related products in the United States. However, the closure of our Consumer Lending loan origination operations has and will continue to significantly decrease the credit insurance policies sold by our Insurance Services business.

As previously reported, in January 2009, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) to HSBC Bank USA at fair value in order to maximize the efficient use of liquidity at each entity. We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the subprime lending industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, additional asset sales and further alterations or refinement of product offerings as we work to reposition our businesses for long-term success. Although nothing is currently contemplated, we continue to evaluate our relationship with HSBC Bank USA to identify additional ways to leverage liquidity and identify funding opportunities, subject to regulatory approval.

As a result of the strategic changes in our business focus since mid-2007, our real estate secured, auto finance and personal non-credit card receivable portfolios, which totaled $86.1 billion at June 30, 2009 are currently liquidating. The timeframe in which these portfolios will liquidate is dependent upon numerous factors which are beyond our control. The rate at which receivables pay off prior to their maturity date due to loan prepayments fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values as well as the individual borrower’s employment and credit history. In light of the current economic conditions and mortgage industry trends described above, loan prepayment rates continue to slow even though interest rates remain low. Additionally, our modification programs which are designed to maximize cash collections and avoid foreclosure or repossession if economically expedient, are contributing to the slowing in loan prepayment rates.

While difficult to project both loan prepayment rates and net charge-off rates, based on current experience we expect receivables in our run-off real estate secured, auto finance and personal non-credit card receivable portfolios to decline between 40 percent and 60 percent over the next four to five years and be comprised primarily of real estate secured receivables. Attrition will not be linear during this period. Over the next two years, receivable run-off is expected to accelerate as charge-offs are expected to grow to a level consistent with current delinquencies. Run-off will later slow as a high percentage of the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

Performance, Developments and Trends

Net loss from continuing operations was $(6.0) billion and $(5.1) billion during the three and six months ended June 30, 2009, respectively, compared to $(1.4) billion and $(1.2) billion during the three and six months ended June 30, 2008, respectively. Loss from continuing operations before income tax was $(7.5) billion and $(5.7) billion during the three and six months ended June 30, 2009, respectively, compared to $(2.2) billion and $(1.8) billion during the three and six months ended June 30, 2008, respectively. Our results in both periods were significantly impacted by the change in the fair value and related derivatives of debt for which we have elected fair value option reporting and, during the 2009 periods, goodwill and other intangible asset impairment charges which distort the underlying performance trends of our

HSBC Finance Corporation

business. The following table summarizes the collective impact of these items on our loss before income tax for all periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

	(in millions)

Loss from continuing operations before income tax, as reported	$(7,474)	$(2,249)	$(5,747)	$(1,826)
Change in value of fair value option debt	4,769	864	657	(313)
Goodwill and other intangible asset impairment charges	1,641	-	2,308	-

Loss from continuing operations before income tax, excluding above items	$(1,064)	$(1,385)	$(2,782)	$(2,139)

Excluding the impact of these items, our 2009 results were impacted by lower net interest income and lower other revenues, partially offset by lower provision for credit losses and lower operating expenses. Should economic conditions continue to deteriorate in line with our current forecasts, we would expect to continue to generate losses through 2010 and likely longer.

The decrease in net interest income in the three and six months ended June 30, 2009 was due to lower average receivables, lower origination volumes due to risk mitigation efforts, including our decision to stop all new account originations in our auto finance and consumer lending businesses, as well as lower consumer spending levels, lower levels of performing receivables and lower overall yields on our receivable portfolios, partially offset by lower interest expense. Overall yields decreased due to the impact of deterioration in credit quality including growth in non-performing assets, increased levels of loan modifications, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements, partially offset by the impact of interest rate floors in portions of our credit card receivable portfolio. Overall yields were also negatively impacted by a shift in receivable mix to higher levels of real estate secured receivables as a result of the sale of the $12.4 billion of credit card receivables and $3.0 billion of auto finance receivables in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. We also experienced lower yields on our non-insurance investment portfolio reflecting lower rates on overnight investments. Lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. Our net interest margin decreased to 5.70 percent for the three months ended June 30, 2009 compared to 6.47 percent in the prior year quarter. Net interest margin decreased to 5.79 percent for the six months ended June 30, 2009 compared to 6.39 percent for the year-ago period. The decrease in both periods was due to the lower overall yields on our receivable portfolio discussed above, partially offset by lower funding costs due to lower average interest rates for short-term borrowings which reflect actions taken by the Federal Reserve Bank which decreased Federal Fund Rates by 175 basis points since June 30, 2008.

Other revenues, which decreased in both periods, was significantly impacted by the loss on debt designated at fair value and related derivatives. The loss on debt designated at fair value and related derivatives increased significantly during the three months ended June 30, 2009 due to a significant narrowing of our credit spreads since March 31, 2009. Credit spreads had widened significantly during the first quarter of 2009 in response to general market conditions and credit rating downgrades by two of the three primary rating agencies as a result of the decision to discontinue new customer account originations in our Consumer Lending business and close substantially all Consumer Lending branches. Changes in the credit component of fair value optioned debt decreased other revenues by $5.1 billion during the three months ended June 30, 2009 compared to $969 million in the prior year quarter. During the six months ended June 30, 2009, changes in the credit component of fair value optioned debt decreased other revenues by $1.3 billion compared to increasing other revenues by $320 million in the year-ago period. Excluding the loss on fair value optioned debt and related derivatives, other revenues remained lower in both periods primarily due to the following:

•	Lower fee income and enhancement services revenues on our credit card receivable portfolio due to lower receivable levels and changes in customer behavior; and

HSBC Finance Corporation

•	Lower taxpayer financial services revenue due to discontinuing all partner relationships except for H&R Block as well as a shift in mix to lower revenue and lower risk products.

These decreases in other revenues were partially offset by:

•	A decrease in the lower of cost or fair market value adjustments for receivables held for sale during the second quarter of 2009;

•	Higher gains on daily sales of receivables to HSBC Bank USA and higher servicing and other fees from HSBC affiliates due to higher volumes as a result of the sale of the GM and UP Portfolios as previously discussed;

•	For the year-to-date period, a gain of $57 million on the bulk sale to an HSBC affiliate of the credit card and auto finance receivables as previously discussed; and

•	Higher derivative income due to an increase in economic hedge positions designed to offset the interest rate risk associated with slower mortgage loan repayment rates as discussed above.

The provision for credit losses decreased during the three and six months ended June 30, 2009 as a result of lower provision for credit losses in all of our receivable portfolios with the exception of receivables in our Consumer Lending business. The lower provision for credit losses in our Mortgage Services business as well as in our credit card and auto finance portfolios was due to the following:

•	Provision for credit losses in our Mortgage Services business decreased as compared to the year-ago periods as the portfolio continues to become more fully seasoned and runs off, resulting in lower charge-off levels. While loss severities have continued to increase as discussed above, we have experienced a shift in the mix of charge-offs to first lien loans which generally have lower loss severities than second lien loans.

•	Provision for credit losses in our credit card receivable portfolio decreased significantly in both periods due to lower receivable levels driven by the impact of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. However, excluding the impact of these transferred portfolios, our provision for credit losses still remained lower due to lower non-prime receivable levels as a result of actions taken throughout 2008 and into 2009 to reduce credit appetite and to slow receivable growth as well as lower consumer spending levels. The transfer of $2.0 billion of non-prime receivables to held for sale in June 2008 also contributed to lower provisions as these portfolios were written down through other revenue. These lower credit loss estimates have been partially offset by lower recovery rates on defaulted receivables.

•	Provision for credit losses in our auto finance receivable portfolio decreased in both periods as a result of lower receivable levels reflecting the discontinuation of auto finance originations as well as the sale of $3.0 billion of auto finance receivables to HSBC Bank USA in January 2009. Additionally, we have experienced lower loss severities driven by improvements in prices on repossessed vehicles. The year-to-date period was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 which increased the provision for credit losses by $36 million.

The provision for credit losses in our Consumer Lending business increased during both periods primarily in our first lien, real estate secured receivable portfolio driven by an accelerated deterioration which began in the second half of 2007 for portions of that portfolio. Charge-off and delinquency, including early stage delinquency, continued to increase due to the marketplace deterioration as previously discussed. Lower receivable prepayments and higher loss severities also resulted in a higher real estate secured credit loss provision. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased during the first half of 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions.

The provision for credit losses for all products was negatively impacted by rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy and housing markets, higher levels of personal bankruptcy filings and portfolio seasoning. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

HSBC Finance Corporation

During the three months ended June 30, 2009, the provision for credit losses was $82 million lower than net charge-offs compared to provision in excess of net charge-offs of $535 million in the prior year quarter. During the six months ended June 30, 2009, we recorded provision in excess of net charge-offs of $475 million compared to $998 million during the year-ago period. Consequently, while our credit loss reserve levels have increased during the first half of 2009, they have decreased slightly during the second quarter as the rate of deterioration in credit quality slowed and receivable balances have declined. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for our credit card receivables can be further analyzed as follows:

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables
Three Months Ended June 30,	2009	2008	2009	2008	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$3,859	$1,605	$3,819	$3,806	$2,325	$2,600
Provision for credit losses	891	469	325	943	365	1,007
Charge-offs	(472)	(314)	(622)	(871)	(667)	(883)
Recoveries	5	2	7	7	53	106
Reserves on receivables transferred to held for sale	-	(31)	-	(38)	-	(571)
Release of credit loss reserves related to loan sales	-	-	-	(10)	-	-

Credit loss reserves at end of period	$4,283	$1,731	$3,529	$3,837	$2,076	$2,259

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables
Six Months Ended June 30,	2009	2008	2009	2008	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$3,392	$1,386	$3,726	$3,573	$2,258	$2,646
Provision for credit losses	1,751	947	1,003	1,883	934	1,697
Charge-offs	(870)	(575)	(1,215)	(1,594)	(1,224)	(1,724)
Recoveries	10	4	15	23	108	211
Reserves on receivables transferred to held for sale	-	(31)	-	(38)	-	(571)
Release of credit loss reserves related to loan sales	-	-	-	(10)	-	-

Credit loss reserves at end of period	$4,283	$1,731	$3,529	$3,837	$2,076	$2,259

Total operating expenses in the first half of 2009 were negatively impacted by the following:

•	Restructuring charges totaling $158 million, primarily recorded during the first quarter of 2009, related to the decision to discontinue all new customer account originations for our Consumer Lending business and to close the Consumer Lending branch offices. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision.

•	Goodwill impairment charges of $1.6 billion during the three months ended June 30, 2009 related to our Card and Retail Services business and $2.3 billion during the year-to-date period related to our Card and Retail Services and Insurance Services businesses. All of our goodwill has now been fully written off.

HSBC Finance Corporation

•	Impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items, total operating expenses decreased $411 million, or 31 percent, and $687 million, or 25 percent, during the three and six months ended June 30, 2009, respectively, due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs.

The financial information set forth below summarizes selected financial highlights for continuing operations of HSBC Finance Corporation as of June 30, 2009 and 2008 and for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(dollars are in millions)

Loss from continuing operations	$(5,959)	$(1,448)	$(5,087)	$(1,210)
Return on average owned assets	(22.11)%	(3.90)%	(9.02)%	(1.60)%
Return on average common shareholder’s equity	(191.13)	(44.19)	(80.07)	(19.11)
Net interest margin	5.70	6.47	5.79	6.39
Consumer net charge-off ratio, annualized	10.01	7.66	9.50	7.11
Efficiency ratio(1)	(96.80)	57.23	109.10	38.36

As of June 30,	2009	2008

Receivables(2)	$98,078	$126,632
Two-month-and-over contractual delinquency ratio	15.08%	8.57%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Excludes receivables held for sale.

Our efficiency ratio from continuing operations was (96.80) percent for the three months ended June 30, 2009 compared to 57.23 percent in the prior year quarter. Our efficiency ratio from continuing operations was 109.1 percent for the six months ended June 30, 2009 compared to 38.36 percent in the prior year period. Our efficiency ratio in both periods was significantly impacted by the change in the fair value of debt for which we have elected fair value option reporting and the related derivatives and the goodwill and intangible asset impairment charges recorded during the three and six months ended June 30, 2009, as discussed above. Excluding these items in the quarters, our efficiency ratio improved 319 points during the second quarter of 2009 as a result of lower salary expense, marketing expense and sales incentives as well as the impact of entity-wide initiatives to reduce costs which resulted in operating expenses decreasing more rapidly than net interest income and fee income. Excluding these items in the year-to-date periods, our efficiency ratio deteriorated 423 points during the six months ended June 30, 2009 primarily as a result of the restructuring charges recorded in the first quarter of 2009 as previously discussed. Additionally, deterioration in the year-to-date period reflects net interest income and fee income decreasing at a more rapid pace than operating expenses prior to the discontinuation of Consumer Lending new customer account originations and branch closures.

Our return on average common shareholder’s equity (“ROE”) was (191.13) percent and (44.19) percent, for the three months ended June 30, 2009 and 2008, respectively. ROE was (80.07) percent and (19.11) percent for the six months ended June 30, 2009 and 2008, respectively. Our return on average assets (“ROA”) was (22.11) percent and (3.90) percent for the three months ended June 30, 2009 and 2008, respectively. ROA was (9.02) percent and (1.60) percent for the six months ended June 30, 2009 and 2008, respectively. ROE and ROA were significantly impacted in all periods by the change in the fair value of debt for which we have elected fair value option reporting and the related derivatives and by the goodwill and other intangible asset impairment charges. Excluding these items, ROE decreased 1,245 basis points and ROA decreased 218 basis points as compared to prior year quarter. As compared to

HSBC Finance Corporation

the year-ago periods, excluding these items ROE decreased 1,516 basis points and ROA decreased 233 basis points. The decrease for all periods was a result of the lower net interest income, including lower overall yields on our receivable portfolios due to changes in mix, lower other revenues and for ROE, higher average common shareholder’s equity, partially offset by lower provisions for credit losses and the impact of restructuring charges as previously discussed. ROA for both periods was also negatively impacted by lower average assets as a result of the decision to reduce the size of our balance sheet and lower our risk profile as previously discussed.

Our effective tax rate was (20.3) percent and (11.5) percent during the three and six months ended June 30, 2009 compared to (35.6) percent and (33.7) percent during the year-ago periods. The effective tax rate was significantly impacted by the incremental valuation allowance recorded in 2009 and the non-tax deductible impairment of goodwill related to our Card and Retail Services business and for the year-to-date period, the non-tax deductible impairment of goodwill related to our Insurance Services business. The percentage impact of reconciling items is larger in the six months ended June 30, 2008 as a result of the significantly lower level of pre-tax book loss in that period. The effective tax rate for the six months ended June 30, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

Receivables were $98.1 billion at June 30, 2009, $103.1 billion at March 31, 2009 and $126.6 billion at June 30, 2008. The decrease is a result of our decision to reduce the size of our balance sheet and lower our risk profile as previously discussed. We have made significant changes to our product offerings and implemented other risk mitigation efforts since mid-2007 which have resulted in lower originations throughout 2008 and continuing into 2009, including the recent decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. Lower receivable balances at June 30, 2009 also reflect the transfer of $9.6 billion of credit card and auto finance receivables into receivables held for sale since June 30, 2008 (of which $9.1 billion was subsequently sold in January 2009). Decreases in credit card receivable balances also reflect lower consumer spending as a result of the current economic conditions, partially offset by the transfer in the second quarter of 2009 of $590 million of receivables previously held for sale to receivables held for investment as we now have the intent to hold these receivables for the foreseeable future. Decreases in real estate secured receivable balances at June 30, 2009 have been partially offset by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale were $1.1 billion at June 30, 2009, $1.4 billion at March 31, 2009 and $9.1 billion at June 30, 2008. As compared to the prior year quarter, the decrease largely reflects the sale of our GM credit card portfolio and other real estate secured receivables which were classified as held for sale. As compared to the prior quarter, the decrease reflects $590 million of credit card receivables transferred from receivables held for sale to receivables held for investment at fair value, partially offset by the transfer of auto finance receivables with a fair value of $450 million to receivables held for sale in the second quarter of 2009 as we no longer have the intent to hold these receivables for the foreseeable future.

Our two-months-and-over contractual delinquency ratio increased as compared to both the prior quarter and prior year quarter due to lower receivable levels for all products as discussed above and, compared to the prior year quarter, higher dollars of delinquency. Dollars of contractual delinquency decreased compared to the prior quarter driven by lower delinquency levels in our Mortgage Services real estate secured receivable portfolio due to continued maturation and seasoning of a run-off portfolio, as well as lower delinquency levels in our credit card and personal non-credit card receivable portfolios. Lower delinquency dollars in our credit card and personal non-credit card receivable portfolios reflect the lower receivable levels discussed above, an extended seasonal benefit of increased cash available to consumers as a result of various government economic stimulus actions and lower energy costs, as well as for our credit card receivables, higher levels of personal bankruptcy filings during the first half of 2009 which results in accounts migrating to charge-off more quickly. In addition, we believe the decrease in dollars of delinquency in both portfolios is a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios. These decreases in dollars of delinquency were partially offset by increases in delinquency levels in the first lien portion of our Consumer Lending real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry as well as continuing delays in processing foreclosures due to

HSBC Finance Corporation

backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states which have lengthened the foreclosure process. As compared to both the prior quarter and prior year quarter, delinquency for all products was negatively impacted by the continued deterioration in the U.S. economy, including significantly higher unemployment rates and portfolio seasoning. See “Credit Quality-Delinquency” for a more detailed discussion of two-months-and-over contractual delinquency ratios.

Net charge-offs as a percentage of average consumer receivables for the quarter increased compared to both the prior year quarter and prior quarter. As compared to the prior year quarter, the increase was due to lower average consumer receivables, partially offset by lower dollars of net charge-off. The decrease in average consumer receivables reflects changes in product offerings, lower origination volumes, lower consumer spending levels and the sale of real estate secured, credit card and auto finance receivables as previously discussed, partially offset by a decline in loan prepayments for our real estate secured receivables. Lower dollars of net charge-off when compared to the prior year quarter was driven by our Mortgage Services business as the portfolio continues to become more fully seasoned and run-off, including lower charge-off of second lien loans which generally have higher loss severities. As compared to the prior quarter, the increase reflects higher dollars of charge-offs in our real estate secured, credit card and personal non-credit card receivable portfolios and lower average consumer receivables as discussed above. The higher charge-offs reflect the migration of delinquent receivables to charge-off. For our credit card and personal non-credit card portfolios, the higher charge-offs also reflect a higher percentage of loans which progress to later stages of delinquency (“higher roll rates”). Additionally, both periods were negatively impacted by the continued deterioration in the U.S. economy and housing markets, significantly higher unemployment rates, higher levels of personal bankruptcy filings, portfolio seasoning and lower recovery rates on credit card receivables. See “Credit Quality- Net Charge-offs of Consumer Receivables” for a more detailed discussion of net charge-offs as a percentage of average consumer receivables.

Funding and Capital During the first half of 2009, HSBC Investments (North America) Inc. (“HINO”) made three capital contributions to us totaling $2.0 billion. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios.

As discussed previously, in February 2009 we decided to discontinue new customer account originations for all products offered by our Consumer Lending business and close substantially all branch offices as soon as all commitments to customers were satisfied. This action resulted in two of the three primary credit rating agencies electing to lower the ratings on our senior debt, commercial paper and Series B preferred stock. Prior to our February 2009 decision, these agencies had designated HSBC Finance Corporation as a “core” business within the HSBC Group. Following this decision, these agencies felt that we had diminished strategic importance to the overall HSBC Group, resulting in the lower ratings as described above. HSBC remains fully committed to providing the capital support, and has the capacity to provide such support, to ensure our remaining business operations continue and selected capital ratios are maintained. See “Liquidity and Capital Resources” in this MD&A for a schedule showing our credit ratings as of June 30, 2009 and December 31, 2008.

The balance sheet and corresponding credit dynamics described above will have a significant impact on our liquidity and risk management processes. Lower cash flow as a result of declining receivable balances as well as “cashless” attrition due to charge-offs, will not fully cover maturing debt through 2013. Absent asset sales and financial support from HSBC, we may face additional funding requirements from time to time. Funding requirements will be covered primarily through a combination of capital infusions from HSBC, a robust cash management process and potential opportunistic portfolio sales. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. We believe a portion of this gap could also be met through potential issuances of unsecured term debt. These issuances would better match the projected cash flows of the remaining real estate secured receivable portfolio and partly reduce reliance on direct HSBC support.

HSBC Finance Corporation

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purpose of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, in 2008 and continuing into 2009 the U.S. Department of the Treasury and the federal banking and thrift regulatory agencies have announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. As of June 30, 2009, the only program under the EESA in which we are participating is the Commercial Paper Funding Facility (“CPFF”) which provides a liquidity backstop to U.S. issuers of commercial paper. See “Liquidity and Capital Resources” in this MD&A for a further discussion of our participation in the CPFF. We will continue to evaluate additional initiatives to enhance liquidity and provide other market support as the details of the various programs become available.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB statement Nos. 87, 88, 106, and 132(R),” and the impact of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus any loans which we may have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

HSBC Finance Corporation

down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs consistent with our IFRS Management Basis presentation. The following table reconciles our net income on a U.S. GAAP basis to net income on an IFRSs basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(in millions)

Net loss – U.S. GAAP basis	$(5,959)	$(1,445)	$(5,087)	$(1,190)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	1	13	9	5
Intangible assets	9	12	21	33
Loan origination	16	19	31	31
Loan impairment	11	21	20	35
Loans held for sale	23	247	26	246
Interest recognition	2	6	4	(11)
Other-than-temporary impairments on available-for-sale securities	-	-	9	-
Securities	7	-	(68)	-
Present value of long term insurance business	43	-	43	-
Goodwill and intangible asset impairment charges	341	-	(615)
Loss on sale of U.K. Operations to an affiliate	-	(362)	-	(362)
Other	6	(3)	9	21

Net loss – IFRSs basis	(5,500)	(1,492)	(5,598)	(1,192)
Tax benefit – IFRSs basis	1,452	614	525	409

Loss before tax – IFRSs basis	$(6,952)	$(2,106)	$(6,123)	$(1,601)

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Derivatives and hedge accounting (including fair value adjustments) – The historical use of the “shortcut” and “long haul” hedge accounting methods for U.S. GAAP resulted in different cumulative adjustments to the hedged item for both fair value and cash flow hedges. These differences are recognized in earnings over the remaining term of the hedged items. All of the hedged relationships which previously qualified under the shortcut method provisions of FAS 133 have been redesignated and are now either hedges under the long-haul method of hedge accounting or included in the fair value option election.

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

HSBC Finance Corporation

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP.

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. The additional shares are not recorded under U.S. GAAP.

Other-than-temporary impairment on available-for-sale securities – As a result of the guidance issued by the SEC in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential other-than-temporary impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs as all perpetual preferred securities are evaluated for other-than-temporary impairment as equity securities. Under IFRSs all impairments are reported in other operating income.

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

Present value of long term insurance business –  Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance business is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk premium attributable to the respective long-term insurance business. Movements in the PVIF long-term insurance business are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

During the second quarter of 2009, we refined the income recognition methodology in respect of long-term insurance contracts. This resulted in the recognition of a revenue item on an IFRSs basis of $66 million ($43 million after-tax). Approximately $43 million ($28 million after-tax) would have been recorded prior to January 1, 2009 if the refinement in respect of income recognition had been applied at that date.

HSBC Finance Corporation

Goodwill and other intangible asset impairment charges – Goodwill levels established as a result of our acquisition by HSBC were higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflected higher levels of intangibles under U.S. GAAP. Consequently, the amount of goodwill allocated to our Card and Retail Services and Insurance Services businesses and written off during 2009 is greater under IFRSs. In addition, U.S. GAAP requires a two-step impairment test which requires an analysis of the reporting units’ implied fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. In the second quarter of 2009, the Card and Retail Services goodwill written off was higher under U.S. GAAP as a greater proportion of goodwill was written off under IFRSs in the first quarter of 2009 due to the two-step process described above resulting in the cash flows supporting a higher amount of goodwill under U.S. GAAP than under IFRSs. Additionally, the intangible assets allocated to our Consumer Lending business and written off during the first quarter of 2009 were higher under U.S. GAAP. There are also differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

Other – There are other differences between IFRSs and U.S. GAAP including pension expense, changes in tax estimates prior to 2009, securitized receivables, purchase accounting and other miscellaneous items as well as a curtailment gain related to post-retirement benefits during the first quarter of 2009.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measure For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at June 30, 2009 and increases (decreases) over prior periods:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)(3)	$67,054	$(2,521)	(3.6)%	$(10,267)	(13.3)%
Auto finance	5,390	(1,230)	(18.6)	(7,131)	(57.0)
Credit card(4)	11,938	(100)	(.8)	(7,955)	(40.0)
Private label(2)	-	-	-	(96)	(100.0)
Personal non-credit card(2)	13,640	(1,124)	(7.6)	(3,062)	(18.3)
Commercial and other	56	(5)	(8.2)	(43)	(43.4)

Total receivables	$98,078	$(4,980)	(4.8)%	$(28,554)	(22.5)%

Receivables held for sale:
Real estate secured	$41	$(8)	(16.3)%	$(1,190)	(96.7)%
Auto finance	450	450	-	450	-
Credit card	609	(751)	(55.2)	(7,277)	(92.3)

Total receivables held for sale	$1,100	$(309)	(21.9)%	$(8,017)	(87.9)%

Total receivables and receivables held for sale:
Real estate secured(3)	$67,095	$(2,529)	(3.6)%	$(11,457)	(14.6)%
Auto finance	5,840	(780)	(11.8)	(6,681)	(53.4)
Credit card(4)	12,547	(851)	(6.4)	(15,232)	(54.8)
Private label(2)	-	-	-	(96)	(100.0)
Personal non-credit card(2)	13,640	(1,124)	(7.6)	(3,062)	(18.3)
Commercial and other	56	(5)	(8.2)	(43)	(43.4)

Total receivables and receivables held for sale	$99,178	$(5,289)	(5.1)%	$(36,571)	(26.9)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$23,105	$(1,159)	(4.8)%	$(5,775)	(20.0)%
Consumer Lending	43,939	(1,362)	(3.0)	(4,491)	(9.3)
All other	10	-	-	(1)	(9.1)

Total real estate secured	$67,054	$(2,521)	(3.6)%	$(10,267)	(13.3)%

(2)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $28 million and $37 million as of June 30, 2009 and March 31, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

(3)	During the first quarter of 2009, $214 million of Consumer Lending real estate secured receivables held for sale were reclassified to held for investment.

(4)	During the second quarter of 2009, $590 million of credit card receivables held for sale were reclassified to held for investment.

HSBC Finance Corporation

Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien(1)	$57,681	$(1,892)	(3.2)%	$(7,536)	(11.6)%
Second lien(1)	7,112	(492)	(6.5)	(2,130)	(23.0)
Revolving:
First lien(1)	226	(6)	(2.6)	(25)	(10.0)
Second lien(1)	2,035	(131)	(6.0)	(576)	(22.1)

Total real estate secured(2)	$67,054	$(2,521)	(3.6)%	$(10,267)	(13.3)%

(1)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

(2)	Excludes receivables held for sale. Real estate secured receivables held for sale included $41 million, $49 million and $1.2 billion primarily of closed-end, first lien receivables at June 30, 2009, March 31, 2009 and June 30, 2008, respectively. During the first quarter of 2009, $214 million of Consumer Lending real estate secured receivables held for sale were reclassified to held for investment.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	June 30, 2009				March 31, 2009				June 30, 2008
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(In millions)

Fixed rate(3)	$13,344	(1)	$41,765	(2)	$13,885	(1)	$43,016	(2)	$15,945	(1)	$45,713	(2)
Adjustable rate(3)	9,762		2,174		10,379		2,285		12,935		2,717

Total	$23,106		$43,939		$24,264		$45,301		$28,880		$48,430

First lien	$19,417		$38,496		$20,255		$39,556		$23,533		$41,941
Second lien	3,689		5,443		4,009		5,745		5,347		6,489

Total	$23,106		$43,939		$24,264		$45,301		$28,880		$48,430

Adjustable rate(3)	$8,418		$2,174		$8,863		$2,285		$10,342		$2,717
Interest only(3)	1,344		-		1,516		-		2,593		-

Total adjustable rate(3)	$9,762		$2,174		$10,379		$2,285		$12,935		$2,717

Total stated income	$4,625		$-		$4,964		$-		$6,516		$-

(1)	Includes fixed rate interest-only receivables of $318 million, $331 million and $376 million at June 30, 2009, March 31, 2009 and June 30, 2008, respectively.

(2)	Includes fixed rate interest-only receivables of $41 million, $43 million and $47 million at June 30, 2009, March 31, 2009 and June 30, 2008, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications which may have occurred.

HSBC Finance Corporation

Receivable decreases since June 30, 2008 Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken since mid-2007 to reduce risk going forward as well as the decision in late February 2009 to discontinue new originations for all loan products in our Consumer Lending operations. The balance of this portfolio will continue to decline going forward as the receivable balances liquidate. The decreases in real estate secured receivables were slowed in both our Mortgage Services and Consumer Lending businesses by a decline in loan prepayments due to fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry.

Auto finance receivables decreased as a result of our decision to discontinue auto loan originations in July 2008 as well as the transfer of $3.0 billion of non-delinquent auto finance receivables to receivables held for sale during the third quarter of 2008 which were subsequently sold to HSBC Bank USA. Additionally, during the second quarter of 2009, we transferred auto finance receivables with a fair value of $450 million to receivables held for sale because we no longer had the intent to hold them for the foreseeable future. The balance of the auto finance portfolio will continue to decline going forward as the receivable balances liquidate. Credit card receivables decreased due to the transfer of the UP Portfolio to receivables held for sale during the fourth quarter of 2008 which were subsequently sold to HSBC Bank USA, numerous actions taken to slow receivable growth throughout 2008 and into 2009, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures as well as lower consumer spending levels. We continue limited direct marketing mailings and new customer account originations in portions of our portfolio to maintain the value and functionality of our receivable origination platform as well as to collect marketplace knowledge. However, we have also identified certain segments of our credit card portfolio which have been the most impacted by the current housing and economic conditions and have stopped all new account originations in these market segments. As credit performance improves, we will re-evaluate whether to resume direct marketing mailings and new customer account originations for portions of our credit card receivable portfolio. These actions have resulted in an on-going decline in our credit card receivable portfolio. These decreases were partially offset by the transfer of $590 million of credit card receivables previously held for sale to receivables held for investment during the second quarter of 2009. Personal non-credit card receivables decreased as a result of the actions taken throughout 2008 to reduce risk as well as the decision in late February 2009 to cease new customer account originations for all products in our Consumer Lending business.

Receivable decreases since March 31, 2009 Real estate secured receivables have decreased since March 31, 2009. Our Mortgage Services real estate secured portfolio and our auto finance receivable portfolio have continued to liquidate during the second quarter of 2009. Lower real estate secured receivables in our Consumer Lending business and personal non-credit card receivables reflect the decision to discontinue new originations for all loan products in late February 2009, as discussed above. The decreases in the real estate secured portfolio were slowed by a decline in loan prepayments which has continued during the second quarter of 2009. Decreases in our credit card receivables were due to the aforementioned actions taken to reduce risk and lower consumer spending levels, partially offset by the transfer of $590 million of credit card receivables previously held for sale to receivables held for investment.

Receivables Held for Sale As compared to the prior year quarter, the decrease largely reflects the sale of our GM credit card portfolio and other real estate secured receivables which were classified as held for sale. As compared to the prior quarter the decrease reflects $590 million of credit card receivables transferred from receivables held for sale to receivables held for investment at fair value, partially offset by auto finance receivables with a fair value of $450 million which were transferred to receivables held for sale in the second quarter of 2009 as we no longer have the intent to hold these receivables for the foreseeable future.

We currently have no intent to execute bulk sales of our run-off receivables portfolio beyond the auto finance receivables that we have classified as held for sale. Market pricing continues to value the cash flows associated with these receivables in the currently distressed market environment at amounts which are significantly lower than what we as servicer believe will ultimately be realized and we see no return to pricing that would typically be seen under more normal marketplace conditions for the foreseeable future. Therefore, we have decided to hold these run-off receivables for investment. However, should market pricing improve in the future, our intent may change, which could result in the reclassification of a significant portion of the run-off receivables into receivables held for sale.

HSBC Finance Corporation

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2009	2008	2008	2008

Number of REO properties at end of period	7,105	8,643	9,350	10,887	10,596
Number of properties added to REO inventory in the period	3,463	4,143	3,313	5,416	5,606
Average loss on sale of REO properties(1)	13.0%	16.9%	13.3%	11.0%	11.0%
Average total loss on foreclosed properties(2)	52.4%	52.0%	46.8%	42.2%	40.0%
Average time to sell REO properties (in days)	194	201	180	174	171

(1)	The average loss on sale of foreclosed properties is calculated based on cash proceeds, after deducting selling costs, minus the unpaid loan principal balance and any other ancillary amounts owed (e.g., real estate tax advances). This amount is divided by the unpaid loan principal balance plus any other ancillary amounts.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale and the cumulative write-downs recognized on the loans up to and upon classification as “Real Estate Owned.” This average total loss on foreclosed properties is expressed as a percentage of the unpaid loan principal balance plus any other ancillary amounts owed (e.g., real estate tax advances).

The number of REO properties at June 30, 2009 decreased as compared to March 31, 2009 due to continuing delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states that have lengthened the foreclosure process. The average loss on sale of REO properties declined during the current quarter as the local government delays in foreclosure have resulted in the receivables remaining on our balance sheet longer and additional write-downs occurring prior to foreclosure. The average total loss on foreclosed properties was essentially flat during the second quarter as a result of some stabilization of home prices during the quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of loss for continuing operations.

Net interest income The following table summarizes net interest income:

					Increase
	2009		2008		(Decrease)
	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Three months ended June 30,
Finance and other interest income	$2,594	9.65%	$3,890	10.88%	$(1,296)	(33.3)%
Interest expense	1,062	3.95	1,579	4.41	(517)	(32.7)

Net interest income	$1,532	5.70%	$2,311	6.47%	$(779)	(33.7)%

Six months ended June 30,
Finance and other interest income	$5,440	9.80%	$7,999	11.00%	$(2,559)	(32.0)%
Interest expense	2,229	4.01	3,352	4.61	(1,123)	(33.5)

Net interest income	$3,211	5.79%	$4,647	6.39%	$(1,436)	(30.9)%

(1)	% Columns: comparison to average interest-earning assets.

HSBC Finance Corporation

The decrease in net interest income during the quarter and year-to-date periods were due to lower average receivables, lower origination volumes due to risk mitigation efforts as well as lower consumer spending levels, lower levels of performing receivables and lower overall yields on our receivable portfolio, partially offset by lower interest expense. With the exception of credit card receivables, yields on our receivable portfolio decreased for all products due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements, partially offset by the impact of interest rate floors in portions of our credit card receivable portfolio. Overall yields were also negatively impacted by a shift in mix to higher levels of real estate secured receivables as a result of the sale of $12.4 billion and $3.0 billion of credit card and auto finance receivables, respectively, in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. The higher yields on our credit card receivable portfolio during 2009 were due to a significant shift in mix to higher levels of non-prime receivables which carry higher rates as a result of the sale of GM and UP Portfolios. We also experienced lower yields on our non-insurance investment portfolio reflecting lower rates on overnight investments. The lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. The lower average rates for floating rate borrowings reflect actions taken by the Federal Reserve Bank which decreased short-term interest rates by 175 basis points since June 30, 2008.

Net interest margin was 5.70 percent during the three months ended June 30, 2009 compared to 6.47 percent in the prior year quarter. Net interest margin was 5.79 percent during the six months ended June 30, 2009 compared to 6.39 percent in the prior year period. Net interest margin decreased during both periods due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs. The following table shows the impact of these items on net interest margin for the three and six month periods:

	2009	2008

Net interest margin – Three months ended June 30, 2008 and 2007, respectively	6.47%	6.40%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.17)	(.07)
Receivable mix	(.36)	.19
Impact of non-performing assets	(.56)	(.53)
Non-insurance investment income	(.24)	(.11)
Cost of funds	.56	.59

Net interest margin – Three months ended June 30, 2009 and 2008, respectively	5.70%	6.47%

	2009	2008

Net interest margin – Six months ended June 30, 2008 and 2007, respectively	6.39%	6.32%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.21)	.06
Receivable mix	(.32)	.22
Impact of non-performing assets	(.52)	(.55)
Non-insurance investment income	(.24)	(.07)
Cost of funds	.69	.41

Net interest margin – Six months ended June 30, 2009 and 2008, respectively	5.79%	6.39%

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

HSBC Finance Corporation

Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(Decrease)
	2009	2008	Amount	%

	(dollars are in millions)

Three months ended June 30,	$2,436	$3,189	$(753)	(23.6)%
Six months ended June 30,	5,381	6,017	(636)	(10.6)

Our provision for credit losses decreased in both periods as a result of lower provisions for credit losses in our Mortgage Services business as well as in our credit card and auto finance receivable portfolios due to the following:

•	Provision for credit losses in our Mortgage Services business decreased as compared to the year-ago periods as the portfolio continues to become more fully seasoned and run-off, resulting in lower charge-off levels. Additionally, there has been a shift in the mix of charge-offs to first lien loans which generally have lower loss severities than second lien loans. However, loss severities have continued to increase due to declines in real estate values. Rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy were also significant factors partially offsetting the lower credit loss provision.

•	Provision for credit losses in our credit card receivable portfolio decreased significantly in both periods due to lower receivable levels driven by the impact of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. However, excluding the impact of these transferred portfolios, our provision for credit losses still remained lower due to lower non-prime receivable levels as a result of actions taken throughout 2008 and into 2009 to reduce credit appetite and to slow receivable growth as well as lower consumer spending levels. The transfer of $2.0 billion of non-prime receivables to held for sale in June 2008 also contributed to lower provisions as these portfolios were written down through other revenue. These lower credit loss estimates have been partially offset by the continued deterioration in the U.S. economy and housing markets, portfolio seasoning, higher levels of personal bankruptcy filings and lower recovery rates on defaulted receivables.

•	Provision for credit losses in our auto finance receivable portfolio decreased in both periods as a result of lower receivable levels reflecting the discontinuation of auto finance originations as well as the sale of $3.0 billion of non-delinquent auto finance receivables in January 2009 to HSBC Bank USA as discussed above. Additionally, we have experienced lower loss severities driven by improvements in prices on repossessed vehicles. The year-to-date period was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 which increased the provision for credit losses by $36 million. The improvement was partially offset by continued deterioration in the U.S. economy, including significantly higher unemployment rates.

The provision for credit losses in our Consumer Lending business increased during both periods primarily in our first lien, real estate secured receivable portfolio driven by an accelerated deterioration which began in the second half of 2007 for portions of that portfolio. Charge-off and delinquency, including early stage delinquency, continued to increase due to the marketplace deterioration as previously discussed. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy. The higher delinquency trends continued to increase during the second quarter of 2009, particularly in the first lien portions of Consumer Lending’s 2006 and 2007 real estate secured receivable originations and to a lesser extent the real estate secured originations in the first half of 2008 due to the current economic conditions, including higher early stage delinquency levels. As a result, dollars of delinquency in our Consumer Lending real estate secured receivable portfolio at June 30, 2009 were $6.5 billion, an increase of 135 percent, compared to $2.8 billion at June 30, 2008. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased during the first half of 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions and continued deterioration in the U.S. economy.

HSBC Finance Corporation

Net charge-off dollars totaled $2,518 million and $4,906 million during the three and six months ended June 30, 2009, respectively, as compared to $2,654 million and $5,019 million in the year-ago periods. Dollars of net charge-offs in both periods were essentially flat as increases in net charge-offs due to continued deterioration in the U.S. economy and housing markets, rising unemployment rates, higher levels of personal bankruptcy filings and portfolio seasoning were offset by the impact of lower receivable levels, a shift in mix to higher levels of first lien loans which generally have lower loss severities than second lien loans and local government delays in processing foreclosures. We continue to experience delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states that have lengthened the foreclosure process. For further discussion see “Credit Quality” in this Form 10-Q.

We anticipate delinquency will deteriorate and charge-off will increase during the remainder of 2009. However, the magnitude of these negative trends in 2009 will largely be dependent on the length and depth of the U.S. economic recession, including unemployment rates and to some extent will be offset by the impact of actions we have already taken to reduce risk in these portfolios.

Other revenue The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Insurance revenue	$85	$108	$(23)	(21.3)%
Investment income	25	20	5	25.0
Derivative income	208	27	181	100 +
Gain (loss) on debt designated at fair value and related derivatives	(4,769)	(864)	(3,905)	100 +
Fee income	151	434	(283)	(65.2)
Enhancement services revenue	124	173	(49)	(28.3)
Taxpayer financial services revenue	3	6	(3)	(50.0)
Gain on bulk sale of receivables to HSBC Bank USA	-	-	-	-
Gain on receivable sales to HSBC affiliates	90	67	23	34.3
Servicing and other fees from HSBC affiliates	194	120	74	61.7
Lower of cost or fair value adjustment on receivables held for sale	(173)	(194)	21	10.8
Other income	18	41	(23)	(56.1)

Total other revenues	$(4,044)	$(62)	$(3,982)	100 +%

HSBC Finance Corporation

			Increase
			(Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Insurance revenue	$178	$213	$(35)	(16.4)%
Investment income	32	45	(13)	(28.9)
Derivative income	246	31	215	100 +
Gain (loss) on debt designated at fair value and related derivatives	(657)	313	(970)	(100 +)
Fee income	379	892	(513)	(57.5)
Enhancement services revenue	259	357	(98)	(27.5)
Taxpayer financial services revenue	93	155	(62)	(40.0)
Gain on bulk sale of receivables to HSBC Bank USA	57	-	57	-
Gain on receivable sales to HSBC affiliates	218	122	96	78.7
Servicing and other fees from HSBC affiliates	387	251	136	54.2
Lower of cost or fair value adjustment on receivables held for sale	(343)	(201)	(142)	(70.6)
Other income	64	77	(13)	(16.9)

Total other revenues	$913	$2,255	$(1,342)	(59.5)%

Insurance revenue decreased during both periods as a result of lower credit related premiums due to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we will no longer issue credit insurance policies in this business segment but will continue to collect premiums on existing policies. The decreases in insurance revenue were partially offset by growth in the simplified issue term life insurance product that was introduced in 2007.

Investment income includes income on securities available for sale in our insurance business, realized gains and losses from the sale of securities and the recording of other-than temporary impairment charges, as required. Other-than-temporary impairment charges totaled $0 million and $20 million during the three and six months ended June 30, 2009, respectively, as compared to $9 million and $15 million in the year-ago periods. Excluding the impact of other-than-temporary impairment charges from all periods, investment income decreased in both periods due to lower yields and lower average investment balances.

Derivative income includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under derivative accounting principles as well as the ineffectiveness on derivatives which are qualifying hedges. Derivative income is summarized in the table below:

Three Months Ended June 30,	2009	2008

	(in millions)

Net realized gains (losses)	$(33)	$5
Mark-to-market on derivatives which do not qualify as effective hedges	217	2
Ineffectiveness	24	20

Total	$208	$27

Six Months Ended June 30,	2009	2008

	(in millions)

Net realized gains (losses)	$(53)	$5
Mark-to-market on derivatives which do not qualify as effective hedges	220	13
Ineffectiveness	79	13

Total	$246	$31

HSBC Finance Corporation

As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates and higher delinquency levels. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”) we had $6.2 billion of non-qualifying pay fixed, receive variable rate interest rate swaps outstanding during the current quarter. While these hedge positions lowered our overall interest rate risk, they did not qualify as effective hedges under derivative accounting principles. The mark-to-market on derivatives which do not qualify as effective hedges were positively impacted by rising long-term U.S. interest rates in the second quarter of 2009. The results of these non-qualifying hedges in the first six months of 2009 did, however, negatively impact net realized losses as short-term interest rates fell. The increase in ineffectiveness is primarily driven by changes in the market value of our cross currency cash flow hedges due to the increase in U.S. and foreign interest rates in the second quarter of 2009.

Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the six months ended June 30, 2009 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three Months Ended June 30,	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$707	$978
Credit risk component	(5,122)	(969)

Total mark-to-market on debt designated at fair value	(4,415)	9
Mark-to-market on the related derivatives	(505)	(930)
Net realized gains on the related derivatives	151	57

Total	$(4,769)	$(864)

Six Months Ended June 30,	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$888	$(37)
Credit risk component	(1,331)	320

Total mark-to-market on debt designated at fair value	(443)	283
Mark-to-market on the related derivatives	(485)	(12)
Net realized gains on the related derivatives	271	42

Total	$(657)	$313

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative income associated with debt designated at fair value was a loss of $(188) million and a gain of $41 million for the three months ended June 30, 2009 and 2008, respectively. Foreign currency translation gains (losses) was a gain of $8 million and a loss of $(305) million for the six months ended June 30, 2009 and 2008, respectively. Offsetting gains (losses) recorded in derivative income associated with the related derivatives was a gain of $188 million and a

HSBC Finance Corporation

loss of $(41) million for the three months ended June 30, 2009 and 2008, respectively, and a loss of $(8) million and a gain of $305 million for the six months ended June 30, 2009 and 2008, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – In the second quarter of 2009, the U.S. LIBOR curve continued to steepen as interest rates with one year terms or less remained low while interest rates for terms greater than two years increased. This resulted in gains in the interest rate component of the mark-to-market on debt designated at fair value and losses on mark-to-market on the related derivatives in the current quarter and for the year-to-date period. In the second quarter of 2008, rising long term U.S. interest rates resulted in a gain in the interest rate component on debt designated at fair value and a decrease in the value of receive fixed/pay variable swaps. By the end of the second quarter of 2008, U.S. interest rates were at approximately the same level as at the start of 2008, and the gains recorded during the second quarter of 2008 were offset by the losses recorded during the first quarter of 2008. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by the differences in cash flows and valuation methodologies for the debt and related derivative. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives which increases the net difference between the change in the value of the interest rate component of the debt and the change in the value of the derivatives. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our credit spreads tightened significantly in the second quarter of 2009. This tightening exceeded the widening that was experienced in the first quarter of 2009 due to general market conditions and credit rating downgrades in early March 2009 following the announcement of the discontinuation of all new customer account originations in our Consumer Lending business and closure of the Consumer Lending branch offices. Changes in the credit risk component of the debt during the second quarter of 2008 were impacted by a tightening of our credit spreads. The tightening of credit spreads during the second quarter of 2008 was a partial reversal of a general widening of credit spreads experienced in the first quarter of 2008 as new issue and secondary bond market credit spreads across all domestic bond market sectors narrowed as well as a general lack of liquidity in the secondary bond market during the period. The fair value benefit from the change of our credit spreads is a result of having historically raised debt at credit spreads which are not available under today’s market conditions.

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2009 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in both periods primarily as a result of the sale of the GM and UP Portfolios as previously discussed, higher fee charge-offs due to increased loan defaults and lower late, overlimit and interchange fees due to lower volumes and customer behavior changes.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, decreased in both periods primarily as a result of the sale of the GM and UP Portfolios as previously discussed as well as the impact of lower new origination volumes.

Taxpayer financial services (“TFS”) revenue decreased in both periods as H&R Block was the only third-party preparer during the 2009 tax season with whom we had an on-going relationship and a shift in mix to lower revenue and lower risk products.

Gain on bulk sale of receivables to HSBC Bank USA for the six months ended June 30, 2009 reflects the gain on sale of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion, at the time of sale, and

HSBC Finance Corporation

$3.0 billion of auto finance receivables to HSBC Bank USA in January 2009. This gain was partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA. The increase in both periods is primarily a result of higher sales volumes as a result of the sales of new receivable originations in the GM and UP Portfolios beginning in January 2009.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service credit card and private label receivables as well as real estate secured and auto finance receivables for HSBC affiliates. The increases in both periods primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA as a result of the sale of the GM and UP Portfolios as well as certain auto finance receivables in January 2009 which we continue to service.

Lower of cost or fair value adjustment on receivables held for sale for the three months ended June 30, 2009 includes a lower of cost or fair value adjustment of $10 million resulting from the transfer of auto finance receivables with a fair value of $450 million previously held for investment to receivables held for sale. Additionally, the current year periods also reflect the impact of current market conditions on pricing for credit card receivables held for sale which resulted in additional lower of cost or fair value adjustments of $163 million and $333 million during the three months and six months ended June 30, 2009, respectively. During the second quarter of 2008, we transferred $9,042 million of real estate secured and credit card receivables previously held for investment to receivables held for sale, resulting in a lower of cost or fair value adjustment of $194 million.

Other income decreased during the three months ended June 30, 2009 as a result of lower gains on miscellaneous asset sales, including real estate investments. In addition, the year-ago period included a gain of $11 million related to the sale of a portion of our Visa Class B shares as well as higher securitization related revenue as we repaid the remaining securitized credit card receivable trust in February 2008.

Operating expenses

The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$270	$433	$(163)	(37.6)%
Sales incentives	-	16	(16)	(100.0)
Occupancy and equipment expenses	22	56	(34)	(60.7)
Other marketing expenses	27	87	(60)	(69.0)
Real estate owned expenses	41	64	(23)	(35.9)
Other servicing and administrative expenses	181	307	(126)	(41.0)
Support services from HSBC affiliates	257	253	4	1.6
Amortization of intangibles	39	42	(3)	(7.1)
Policyholders’ benefits	48	51	(3)	(5.9)
Goodwill and other intangible asset impairment charges	1,641	-	1,641	100.0

Total costs and expenses	$2,526	$1,309	$1,217	93.0%

HSBC Finance Corporation

			Increase
			(Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$685	$875	$(190)	(21.7)%
Sales incentives	5	36	(31)	(86.1)
Occupancy and equipment expenses	113	110	3	2.7
Other marketing expenses	77	215	(138)	(64.2)
Real estate owned expenses	146	190	(44)	(23.2)
Other servicing and administrative expenses	436	563	(127)	(22.6)
Support services from HSBC affiliates	536	522	14	2.7
Amortization of intangibles	81	97	(16)	(16.5)
Policyholders’ benefits	103	103	-	-
Goodwill and other intangible asset impairment charges	2,308	-	2,308	100.0

Total costs and expenses	$4,490	$2,711	$1,779	65.6%

Salaries and employee benefits for the year-to-date period included severance costs of $74 million and $3 million relating to accelerated stock based compensation and other benefits, partially offset by a $16 million curtailment gain related to post-retirement benefit, primarily related to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business and close the Consumer Lending branch offices. Excluding the severance costs related to this decision from the year-to-date period, salaries and employee benefits were even lower reflecting the reduced scope of our business operations, including the change in headcount from the strategic decisions implemented throughout 2008, the impact of entity-wide initiatives to reduce costs as well as lower salary costs derived from an increase in customer service, systems, collections and accounting services provided by an HSBC affiliate located outside the U.S. Partially offsetting these decreases were higher salary expense resulting from increased collection capacity.

Sales incentives decreased in both periods due to lower origination volumes in our Consumer Lending business resulting from the changes in product offerings and the tightening of underwriting criteria throughout 2008, the economic and market conditions described above and the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business.

Occupancy and equipment expenses for the year-to-date period included lease termination and associated costs of $54 million and write-offs of fixed asset and other capitalized costs of $29 million related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices. Excluding the impact of these items, occupancy and equipment expenses were lower in both periods as a result of the reduction of the scope of our business operations since June 2008.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in both periods reflects the decision to continue to reduce credit card and personal non-credit card receivable marketing expenses in an effort to reduce risk and slow receivable growth in these portfolios as well as the decision in late February 2009 to discontinue originations of personal non-credit card receivables.

Real estate owned expenses decreased in three and six months ended June 30, 2009 as a result of lower levels of real estate owned due to local government delays in foreclosure proceedings as certain states and municipalities have implemented new rules which lengthen the foreclosure process, partially offset by higher average loss on sale of REO properties.

Other servicing and administrative expenses decreased during both periods primarily as a result of the reduction of the scope of our business operations since June 2008. These decreases were partially offset by lower origination cost deferrals due to lower origination volumes, higher third party collection costs and for the year-to-date period, the

HSBC Finance Corporation

write-off of miscellaneous assets related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates increased during the three months and six months ended June 30, 2009 as a result of the human resources, corporate affairs and other shared services which began being provided by HTSU in January 2009, partially offset by a reduction in support services due to reducing the scope of our business operations.

Amortization of intangibles decreased in both periods due to lower amortization for technology and customer lists due to the write off of a portion of these intangibles as a result of the decision in late February 2009 to discontinue all new customer account originations for all products in our Consumer Lending business. Additionally, lower amortization of intangibles in the year-to-date period reflects amortization on retail sales merchant agreements which became fully amortized during the first quarter of 2008.

Policyholders’ benefits decreased during the three months ended June 30, 2009 due to lower life and disability claims on credit insurance policies as a result of fewer life and disability polices as we are no longer issuing these policies in the Consumer Lending business as discussed above. The decreases were partially offset by higher unemployment claims due to rising unemployment rates during the quarter and higher claims incurred on the simplified issue term life product due to growth in this product offering as discussed above. Policyholders’ benefits were flat during the six months ended June 30, 2009 as decreases during the year-to-date period in life and disability policies discussed above were offset by the impact of rising unemployment rates and growth in the simplified issue term life insurance product.

Goodwill and other intangible asset impairment charges for the six months ended June 30, 2009 includes goodwill impairment charges of $2.3 billion representing all of the goodwill previously allocated to our Card and Retail Services and Insurance Services businesses. Of this amount, $1.6 billion of goodwill impairment charges were recorded during the second quarter of 2009 due to a significant reduction in estimated future cash flows in our Card and Retail Services business as a result of continued deterioration in economic and credit conditions, including rising unemployment rates, as well as the consideration of various legislation and regulatory actions. See Note 10, “Goodwill,” in the accompanying consolidated financial statements for further discussion of the goodwill impairment. Additionally during the first quarter of 2009, we recorded impairment charges of $14 million for intangible assets associated with our Consumer Lending business as a result of our decision to discontinue new customer account originations for all products. See Note 4, “Strategic Initiatives,” and Note 9, “Intangible Assets,” in the accompanying consolidated financial statements for further discussion of the impairment.

Efficiency ratio The following table summarizes our efficiency ratio:

	2009	2008

Three months ended June 30,	(96.80)%	57.23%
Six months ended June 30,	109.10	38.36%

Our efficiency ratio in both periods was significantly impacted by the change in the fair value of debt for which we have elected fair value option reporting and the related derivatives and the goodwill and intangible asset impairment charges recorded during the three and six months ended June 30, 2009, as discussed above. Excluding these items in the quarters, our efficiency ratio improved 319 points during the second quarter of 2009 as a result of lower salary expense, marketing expense and sales incentives as well as the impact of entity-wide initiatives to reduce costs which resulted in operating expenses decreasing more rapidly than net interest income and fee income. Excluding these items in the year-to-date periods, our efficiency ratio deteriorated 423 points during the six months ended June 30, 2009 primarily as a result of the restructuring charges recorded in the first quarter of 2009 as previously discussed. Additionally, deterioration in the year-to-date period reflects net interest income and fee income

HSBC Finance Corporation

decreasing at a more rapid pace than operating expenses prior to the discontinuation of Consumer Lending new customer account originations and branch closures.

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

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we also originated loans sourced through mortgage brokers.

The “All Other” caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold tests under segment reporting rules, for determining reportable segments, as well as our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, including goodwill arising from our acquisition by HSBC, which is included in the “All Other” caption within our segment disclosure.

In the first quarter of 2009, we began allocating a majority of the costs of our corporate and treasury activities to our reportable segments. These allocated costs had previously not been considered in determining segment profit (loss) and are now reported as intersegment revenues in the “All Other” caption and operating expenses for our reportable segments. There have been no other changes in our measurement of segment profit (loss) and there have been no changes in the basis of segmentation as compared with the presentation in our 2008 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card Portfolios and the auto finance, private label, real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$1,298	$1,263	$35	2.8%
Other operating income	568	773	(205)	(26.5)
Loan impairment charges	1,208	1,236	(28)	(2.3)
Operating expenses, excluding goodwill impairment charges	456	538	(82)	(15.2)
Profit (loss) before tax and goodwill impairment charges	202	262	(60)	(22.9)%
Goodwill impairment charges(1)	530	-	530	100.0
Profit (loss) before tax	(328)	262	(590)	(100 +)
Intersegment revenues	1	4	(3)	(75.0)
Customer loans	40,981	46,778	(5,797)	(12.4)
Assets	39,292	45,209	(5,917)	(13.1)
Net interest margin, annualized	12.33%	10.79%	-	-
Return on average assets	(4.12)	1.42	-	-

			Increase
			(Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$2,638	$2,565	$73	2.8%
Other operating income	1,228	1,617	(389)	(24.1)
Loan impairment charges	2,719	2,260	459	20.3
Operating expenses, excluding goodwill impairment charges	944	1,118	(174)	(15.6)
Profit (loss) before tax and goodwill impairment charges	203	804	(601)	(74.8)
Goodwill impairment charges(1)	530	-	530	100.0
Profit (loss) before tax	(327)	804	(1,131)	(100 +)
Intersegment revenues	3	9	(6)	(66.7)
Net interest margin, annualized	12.18%	10.80%	-	-
Return on average assets	(2.04)	2.21	-	-

(1)	Goodwill impairment charges of $530 million recorded during the three months ended June 30, 2009 were not deductible for tax purposes.

Our Card and Retail Services segment reported a net loss for the three and six months ended June 30, 2009 as compared to net income for the year-ago periods. The net loss in 2009 was significantly impacted by goodwill impairment charges of $530 million (after-tax) during the three months ended June 30, 2009 relating to goodwill which had been established subsequent to our acquisition by HSBC in 2003 and was recorded directly to the balance sheet of our Card and Retail Service segment. Additional goodwill impairment charges of $770 million (after-tax) and $2.4 billion (after-tax) during the three and six months ended June 30, 2009, respectively, related to our acquisition by HSBC in 2003 was recorded in the “All Other” caption as this goodwill was recorded at corporate and was allocated to our businesses only for purposes of goodwill impairment testing. Excluding the goodwill impairment charges, net income was lower in both periods due to lower other operating income, partially offset by lower operating expenses, higher net interest income and for the three months ended June 30, 2009, lower loan impairment charges. For the six months ended June 30, 2009, loan impairment charges were higher as compared to the year-ago period.

HSBC Finance Corporation

Loan impairment charges were higher during the six months ended June 30, 2009 due to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment rates and lower recovery rates on defaulted loans. The higher credit loss estimates in the year-to-date period were partially offset by lower customer loan levels as a result of actions taken throughout 2008 and into 2009 to reduce credit appetite and to slow receivable growth and lower consumer spending levels. Lower loan impairment charges during the three months ended June 30, 2009 were driven by the lower customer loan levels discussed above as well as declines in delinquency levels during the quarter. Lower delinquency levels reflect lower loan levels, an extended seasonal benefit of increased cash available to consumers as a result of various government economic stimulus actions and lower energy costs, as well as higher levels of personal bankruptcy filings during the first half of 2009 which results in accounts migrating to charge-off more quickly. During the first half of 2009, we decreased credit loss reserves to $4.3 billion as loan impairment charges were $59 million lower than net charge-offs. During the first half of 2008, we increased credit loss reserves to $3.6 billion as loan impairment charges were $249 million greater than net charge-offs.

Net interest income increased in both periods due to lower interest expense, partially offset by lower interest income. The lower interest income reflects the impact of lower overall loan levels partially offset in the three month period by higher yields. Yields were higher during the three months ended June 30, 2009 as a result of repricing initiatives as well as the impact of interest rate floors in portions of the loan portfolio. Loan yields during the year-to-date period were essentially flat as the impact of repricing initiatives and interest rate floors during the first half of 2009 was offset by the impact of deterioration in credit quality. Net interest margin increased during both periods primarily due to a lower cost of funds and repricing initiatives as well as the impact of interest rate floors in portions of the loan portfolio during the first half of 2009, partially offset by the impact of deterioration in credit quality. The decrease in other operating income in both periods was primarily due to lower cash advance, interchange fees, late fees and enhancement services revenue due to lower volumes and changes in customer behavior. Excluding the goodwill impairment charge discussed above, operating expenses decreased in both periods due to lower marketing expenses in our effort to slow receivable growth in our credit card receivable portfolio as well as lower salary expenses. These decreases were partially offset by $8 million in restructuring costs recorded as a result of our decision in the second quarter of 2009 to close and consolidate additional facilities. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information on this decision.

ROA decreased during both periods primarily due to the goodwill impairment charge and for the six months ended June 30, 2009, higher loan impairment charges as discussed above, partially offset by lower average assets.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. The CARD Act modifies and expands upon the amendments to Regulation AA (Unfair or Deceptive Acts or Practices) (“UDAP”) and Regulation Z (Truth in Lending) adopted by the Federal Reserve in December 2008, which among other things, place restrictions on applying interest rate increases on new and existing balances, require changes to deferred interest plans, prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and penalty rates may be charged on past due balances, and limits certain fees. Most of the requirements of the CARD Act become effective in February 2010, however, some provisions will become effective in August 2009 and a few will not become effective until August 2010. New restrictions introduced by the CARD Act include requiring customers to opt-in to over limit fee assessments and requiring re-priced accounts be evaluated for interest rate decreases every six months. The CARD Act also requires the Federal Reserve to conduct rulemaking to ensure penalty fees are reasonable and requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. Although we are already compliant with some provisions, other provisions such as those addressing limitations on interest rate increases, over limit fees and payment allocation will require us to make changes to our business practices. This may require us and our competitors to manage risk differently than has historically been the case. Potential pricing, underwriting and product changes in response to the new legislation are under analysis. We are currently in the process of making changes to processes and systems to comply with the new rules and will be fully compliant by the applicable effective dates. Although we currently believe the implementation of these new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act

HSBC Finance Corporation

on us at this time is uncertain as it ultimately depends upon the Federal Reserve and other government agencies interpretations of some of the provisions discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors.

In July 2009, the Office of the Comptroller of the Currency (“OCC”) advised HSBC Bank Nevada, N.A. that it issued Examiner Guidance for Appropriate Minimum Payment Requirements in Credit Card Lending. The guidance sets forth the requirements that national bank credit card issuers should require a minimum payment from the borrower for all credit card programs, thereby no longer allowing “no payment” promotional financing. We currently are in discussions with the OCC to determine the scope and effective date of this guidance. However, if adopted in its broadest terms, our preliminary analysis indicates that the impact of the guidance could be material to the Retail Services business.

On June 1, 2009, General Motors announced its plan to restructure, filing for bankruptcy protection under the Chapter 11 reorganization provisions. While we provide credit under the GM Card Program, GM owns and operates the Earnings/Rewards Program. Concurrently with its bankruptcy filing, GM filed a motion with the bankruptcy court requesting authority to honor the GM Card Program in the ordinary course of business, including allowing the continued redemption of earned rewards points as well as authorizing the continued performance by GM under the card agreements. The court approved this motion on June 2, 2009. We have been advised that GM intends to continue the GM Card program and have asked the court to approve the assignment and assumption of the GM Card Agreement to the New GM. In July 2009, the bankruptcy court approved GM’s plan to transfer substantially all of GM’s assets to New GM, and GM was granted permission to exit from bankruptcy.

Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Credit card	$25,087	$(1,246)	(4.7)%	$(4,204)	(14.4)%
Private label	15,772	(630)	(3.8)	(1,553)	(9.0)
Other	122	(10)	(7.6)	(40)	(24.7)

Total loans	$40,981	$(1,886)	(4.4)%	$(5,797)	(12.4)%

Compared to June 30, 2008, customer loans decreased 12 percent due to the actions taken throughout 2008 to slow receivable growth, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures as well as lower consumer spending levels. We continue limited direct marketing mailings and new customer account originations in portions of our non-prime portfolio to maintain the value and functionality of our receivable origination platform as well as to collect marketplace knowledge. However, we have also identified certain segments of our credit card portfolio which have been the most impacted by the current housing and economic conditions and have stopped all new account originations in these market segments. As credit performance improves, we will re-evaluate whether to resume direct marketing mailings and new customer account originations for portions of our credit card receivable portfolio. These actions have resulted in an on-going decline in our non-prime credit card receivable portfolio. Lower private label receivable levels also reflect the termination of unprofitable retail partners.

Customer loans decreased 4 percent to $41.0 billion at June 30, 2009 compared to $42.9 billion at March 31, 2009, primarily due to the actions taken to reduce receivable growth and lower consumer spending levels as discussed above.

The following is additional key performance data related to our Card and Retail Services portfolios. The information is based on IFRS Management Basis results.

HSBC Finance Corporation

Our Cards and Retail Services portfolios consist of three key segments. The non-prime portfolios are primarily originated through direct mail channels (the “Non-prime Portfolio”). The prime portfolio consists of General Motors, Union Privilege and Retail Services receivables (the “Prime Portfolio”). These receivables are primarily considered prime at origination, however the credit profile of some customers will subsequently change due to changes in customer circumstances. The other portfolio is comprised of several run-off portfolios and alternative marketing programs such as third party turndown programs (the “Other Portfolio”). The Other Portfolio includes certain adjustments not allocated to either the Non-prime or Prime Portfolios. The Other Portfolio contains both prime and non-prime receivables.

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
	Quarter Ended					June 30, 2009
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	and
	2009	2009	2008	2008	2008	June 30, 2008

	(dollars are in millions)

Receivables:
Non-prime	$10,426	$11,164	$12,247	$12,651	$12,878	(19.0)%
Prime	27,760	28,805	31,344	30,778	30,886	(10.1)
Other	2,795	2,898	3,139	3,077	3,014	(7.3)

Total	$40,981	$42,867	$46,730	$46,506	$46,778	(12.4)%

Net Interest Margin:
Non-prime	19.57%	20.36%	17.96%	17.49%	17.05%	14.8%
Prime	9.00	9.10	7.75	7.70	7.67	17.3
Other	17.88	8.71	11.49	12.67	15.94	12.2

Total	12.33%	12.04%	10.76%	10.72%	10.79%	14.3%

Delinquency Ratio:
Non-prime	10.02%	11.04%	9.69%	9.11%	8.26%	21.3%
Prime	4.49	4.54	4.00	3.55	3.26	37.7
Other	8.54	9.43	8.48	7.46	6.58	29.8

Total	6.17%	6.57%	5.79%	5.32%	4.85%	27.2%

As previously discussed, customer loans have decreased by 12 percent as compared to the prior year quarter. The Prime Portfolio has decreased at a slower rate than the Non-prime Portfolio due to the need to maintain approval rates as a result of merchant obligations and absolute levels of charge-offs.

Net interest margin for both the Non-prime and Prime Portfolios remains strong, primarily due to lower cost of funds, lower promotional balances, incremental pricing actions and the impact of interest rate floors in portions of the loan portfolio.

While we have seen deterioration in performance across the Cards and Retail Services segment as compared to the prior year quarter, the Non-prime Portfolio performance has deteriorated to a lesser degree through this stage of the economic cycle. Delinquency in the Non-prime Portfolio has deteriorated at a lower rate than our Prime Portfolio as non-prime customers typically have lower home ownership, smaller credit lines which have lower minimum payment requirements and lower incidences of interest rate increases and credit line decreases. Dollars of net charge-offs in the Non-prime Portfolio have also deteriorated at a lower rate than our Prime Portfolio. However, due to the more rapid decrease in the average loan balance in the Non-prime Portfolio as compared to the Prime Portfolio, the deterioration in the net charge-off ratio has been similar.

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$977	$1,481	$(504)	(34.0)%
Other operating income	69	23	46	100 +
Loan impairment charges	2,154	2,150	4	.2
Operating expenses	262	447	(185)	(41.4)
Loss before tax	(1,370)	(1,093)	(277)	(25.3)
Intersegment revenues	33	45	(12)	(26.7)
Customer loans	90,197	109,783	(19,586)	(17.8)
Assets	87,713	105,271	(17,558)	(16.7)
Net interest margin, annualized	4.18%	5.30%	-	-
Return on average assets	(3.90)	(2.60)	-	-

			Increase (Decrease)
Six Months Ended June 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$2,012	$3,044	$(1,032)	(33.9)%
Other operating income	30	(2)	32	100 +
Loan impairment charges	4,589	4,308	281	6.5
Operating expenses	819	912	(93)	(10.2)
Loss before tax	(3,366)	(2,178)	(1,188)	(54.6)
Intersegment revenues	67	89	(22)	(24.7)
Net interest margin, annualized	4.20%	5.35%	-	-
Return on average assets	(4.74)	(2.54)	-	-

Our Consumer segment reported a higher net loss during the three and six months ended June 30, 2009 due to lower net interest income and higher loan impairment charges, partially offset by lower operating expenses and higher other operating income.

Loan impairment charges in both periods reflect higher credit loss estimates in our Consumer Lending loan portfolios, partially offset by lower loan impairment charges in our Mortgage Services loan portfolio as this portfolio continues to become more fully seasoned and run-off as we discontinued originations in this portfolio in 2007. Additionally, there has been a shift in mix of charge-offs in our Mortgage Services loan portfolio to first lien loans which generally have lower loss severities than second lien loans. Loan impairment charges in our Consumer Lending business increased during both periods primarily in our first lien, real estate secured loan portfolio driven by an accelerated deterioration which began in the second half of 2007 for portions of that portfolio. Charge-off and delinquency, including early stage delinquency, continued to increase due to the marketplace deterioration as previously discussed. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio also increased during the first half of 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions and continued deterioration in the U.S. economy. Both our Consumer Lending and Mortgage Services loan portfolios were negatively impacted by portfolio seasoning, rising unemployment rates and continued deterioration in the U.S. economy as well as lower loan prepayments and higher loss severities due to continued deterioration in real estate values in our real estate secured loan portfolios. During the first half of 2009, credit loss reserves increased as loan impairment charges were $603 million greater than net charge-offs. During the first half of 2008, credit loss reserves increased as loan impairment charges were $755 million greater than net charge-offs.

The decrease in net interest income was due to lower average customer loans, lower origination volumes, lower levels of performing receivables and lower overall yields partially offset by lower interest expense. Overall yields decreased due to the impact of deterioration in credit quality, including growth in non-performing assets, increased levels of loan modifications, and lower amortization of net deferred fees due to lower loan prepayments and lower origination volumes.

HSBC Finance Corporation

The decrease in net interest margin was primarily a result of lower overall yields as discussed above. Other operating income increased primarily due to lower losses on sales of REO properties, partially offset by lower credit insurance commissions. Operating expenses for the six months ended June 30, 2009 also included $139 million of costs, net of a curtailment gain of $34 million related to other post-retirement benefits, related to the decision to discontinue new originations for all products in our Consumer Lending business and close the Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during the six months ended June 30, 2009. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information. Operating expenses decreased during both periods due to the reductions in the scope of our business operations as well as other cost containment measures, and lower REO expenses for the six months ended June 30, 2009.

The decrease in the ROA ratio during the three and six months ended June 30, 2009 was primarily due to lower net interest income and for the year-to-date period, higher loan impairment charges as discussed above, partially offset by lower average assets.

Government sponsored programs in the mortgage lending environment have recently been introduced which are focused on reducing the number of foreclosures and making it easier for customers to refinance loans. One such program intends to help certain at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program provides certain incentives to lenders to modify all eligible loans that fall under the guidelines of the program. Another program focuses on homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac and provides assistance to eligible homeowners to refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable rate mortgages into more stable fixed rate mortgages. We continue to evaluate whether we will help our customers address financial challenges through these government programs or through our own home preservation programs.

Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$68,738	$(2,574)	(3.6)%	$(11,736)	(14.6)%
Auto finance	7,736	(1,785)	(18.7)	(4,799)	(38.3)
Private label(2)	-	-	-	(83)	(100.0)
Personal non-credit card	13,723	(1,095)	(7.4)	(2,968)	(17.8)

Total customer loans	$90,197	$(5,454)	(5.7)%	$(19,586)	(17.8)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		March 31,		June 30,
	June 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$25,019	$(1,239)	(4.7)%	$(6,427)	(20.4)%
Consumer Lending	43,719	(1,335)	(3.0)	(5,309)	(10.8)

Total real estate secured	$68,738	$(2,574)	(3.6)%	$(11,736)	(14.6)%

(2)	Private label receivables consisted primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $28 million and $37 million as of June 30, 2009 and March 31, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

HSBC Finance Corporation

Customer loans decreased 18 percent to $90.2 billion at June 30, 2009 as compared to $109.8 billion at June 30, 2008. Real estate secured receivables decreased from the year-ago period. Lower receivable balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken throughout 2008 to reduce risk going forward as well as the decision in late February 2009 to discontinue all new originations for all loan products in our Consumer Lending operations. The decrease in real estate secured receivables was partially offset by a continued decline in loan prepayments due to fewer refinancing opportunities for our customers due to the trends impacting the mortgage lending industry. Our auto finance portfolio decreased as a result of the transfer of $833 million to receivables held for sale as we no longer have the intent to hold these receivables for the foreseeable future as well as decisions made in 2008 to reduce and ultimately discontinue new auto loan originations. Personal non-credit card receivables decreased as a result of the actions taken throughout 2008 to reduce risk and limit growth going forward. Additionally as previously discussed, originations of personal non-credit card receivables have been terminated as a result of the decision in late February 2009 to discontinue originations of all products in our Consumer Lending business.

Customer loans decreased 6 percent at June 30, 2009 as compared to $95.7 billion at March 31, 2009. Real estate secured receivables have decreased since March 31, 2009. As discussed above, our Mortgage Services real estate secured portfolio has continued to liquidate. Lower real estate secured and personal non-credit card receivables in our Consumer Lending business reflect the decision to discontinue new originations for all loan products in late February 2009, as discussed above. These decreases in the real estate secured portfolio were partially offset by a decline in loan prepayments as discussed above. Decreases in our auto finance portfolio reflect the decision to terminate new auto loan originations as previously discussed.

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

HSBC Finance Corporation

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

The following table sets forth credit loss reserves for the periods indicated:

	June 30,		March 31,		June 30,
	2009		2009		2008

	(dollars are in millions)

Credit loss reserves	$12,834		$12,972		$10,761
Reserves as a percent of:
Receivables	13.09%		12.59%		8.50%
Net charge-offs(1)	127.4	(2)	135.8	(2)	105.0	(2)
Nonperforming loans	110.9	(2)	108.4	(2)	118.8	(2)

(1)	Net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at June 30, 2009 decreased as compared to March 31, 2009 as the provision for credit losses was $82 million lower than net charge-offs primarily as a result of lower receivable levels for all products and lower overall dollars of delinquency as discussed more fully below. The lower receivable levels are due to lower origination volumes as a result of changes in our product offerings, actions taken beginning in 2007 to slow credit card receivable growth as well as lower consumer spending. The decrease in credit loss reserves was partially offset by a combination of the following factors:

•	Higher late stage delinquency since March 31, 2009 which has resulted in higher credit loss estimates for our Consumer Lending real estate secured receivable portfolios;

•	Higher roll rates for credit card and personal non-credit card receivables;

•	Higher loss severities for real estate secured receivables;

•	Continued deterioration of the U.S. economy and housing markets;

•	Significantly higher unemployment rates;

•	Higher levels of personal bankruptcy filings;

•	Portfolio seasoning; and

•	Continuing local government delays in processing foreclosures for real estate secured receivables due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states that have lengthened the foreclosure process.

At June 30, 2009 and going forward, credit loss estimates for our credit card receivable portfolio relate primarily to non-prime credit card receivables as a result of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Our non-prime credit card receivable portfolio is structured for customers with lower credit scores. The products have lower credit lines and are priced for higher risk. The credit quality of the non-prime credit card portfolio has deteriorated at a lower rate relative to our GM and UP Portfolios which were sold to HSBC Bank USA

HSBC Finance Corporation

in January 2009. The continued deterioration of the housing markets in the U.S. has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who are, on the whole, demonstrating a better payment history on their loans than homeowners. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through June 30, 2009 unemployment has resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. However, there can be no certainty that these trends will continue.

In establishing reserve levels, given the current housing market trends in the U.S., we anticipate that losses in our real estate secured receivable portfolios will be incurred with greater frequency and severity than historically experienced. There is currently little secondary market liquidity for subprime mortgages. As a result, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. The current housing market trends are exacerbated by the current economic recession, including rising levels of unemployment. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off in our receivable portfolio. It is generally believed that recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until at least 2010. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

Reserves as a percentage of receivables at June 30, 2009 was higher than at March 31, 2009 and June 30, 2008 due to the impact of additional reserve requirements in our Consumer Lending business as discussed above and lower receivable levels. Additionally, as compared to the prior year quarter, reserves as a percentage of receivables was higher as a result of a shift in mix to higher levels of non-prime receivables which have deteriorated at a lower rate as previously discussed.

Reserves as a percentage of net charge-offs was lower at June 30, 2009 as compared to March 31, 2009 as reserves decreased due to lower receivable levels and lower overall delinquency levels while charge-off increased as delinquent accounts have migrated to charge-off. As compared to June 30, 2008, reserves as a percentage of net charge-offs increased as the increase in reserve levels outpaced charge-offs as the growing late stage delinquency in our real estate secured receivable portfolios due to the current economic conditions and actions by local government which has resulted in delays in processing foreclosures, will migrate to charge-off in future periods.

Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) was higher at June 30, 2009 as compared to March 31, 2009. As compared to the prior quarter, the decrease in nonperforming loans due to lower receivable levels, higher levels of personal bankruptcy filings and an extended seasonal benefit as discussed above outpaced the decrease in reserve levels as the decreases in reserve levels were partially offset by the increase in reserve requirements for our Consumer Lending business. Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) was lower as compared to the prior year quarter as the majority of the increase in nonperforming loans was from the first lien real estate secured receivable portfolios in our Consumer Lending and Mortgage Services businesses which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

HSBC Finance Corporation

Delinquency

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Continuing operations:
Real estate secured(1)	$10,694	$10,658	$6,969
Auto finance(2)	298	245	441
Credit card(2)	1,280	1,503	1,609
Private label(3)	-	-	19
Personal non-credit card	2,675	2,816	2,591

Total consumer – continuing operations(2)	14,947	15,222	11,629
Discontinued Operations	-	-	204

Total consumer	$14,947	$15,222	$11,833

Delinquency Ratio:
Continuing operations:
Real estate secured(1)	15.94%	15.31%	8.87%
Auto finance(2)	5.11	3.70	3.52
Credit card(2)	10.20	11.22	5.79
Private label(3)	-	-	20.08
Personal non-credit card	19.61	19.07	15.51

Total consumer – continuing operations(2)	15.08	14.58	8.57
Discontinued Operations	-	-	4.46

Total consumer	15.08%	14.58%	8.44%

HSBC Finance Corporation

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Mortgage Services:
First lien	$3,567	$3,747	$3,301
Second lien	612	707	891

Total Mortgage Services	$4,179	$4,454	$4,192

Consumer Lending:
First lien	$5,641	$5,323	$2,195
Second lien	874	881	582

Total Consumer Lending	$6,515	$6,204	$2,777

Delinquency Ratio:
Mortgage Services:
First lien	18.34%	18.46%	13.79%
Second lien	16.59	17.64	16.66

Total Mortgage Services	18.05%	18.33%	14.31%

Consumer Lending::
First lien	14.65%	13.45%	5.13%
Second lien	16.06	15.33	8.97

Total Consumer Lending	14.82%	13.69%	5.64%

(2)	The trend in dollars of contractual delinquency and the delinquency ratio for our credit card and auto finance portfolios as of June 30, 2009 and March 31, 2009 as compared to the year-ago period was significantly impacted by the sale of our GM and UP Portfolios as well as the sale of certain non-delinquent auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the delinquency dollars and delinquency ratios for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Dollars of contractual delinquency excluding the sold credit card and auto finance receivables from all periods:
Auto finance	$298	$245	$441
Credit card	1,280	1,503	1,256
Total consumer – continuing operations	14,947	15,222	11,276
Delinquency ratio excluding the sold credit card and auto finance receivables from all periods:
Auto finance	5.11%	3.70%	4.63%
Credit card	10.20	11.22	8.38
Total consumer – continuing operations	15.08	14.58	9.40

(3)	On a continuing operations basis, private label receivables consisted primarily of the retail sales contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio.

The delinquency ratio for continuing operations increased 50 basis points compared to the prior quarter primarily due to lower receivable levels for all products as a result of lower origination volumes due to changes in our product

HSBC Finance Corporation

offerings, including the discontinuation of auto finance originations and the cessation of all Consumer Lending originations, as well as lower consumer spending levels, while dollars of delinquency declined at a slower pace. Decreases in real estate secured receivable levels were partially offset by a decline in loan prepayments.

Although the delinquency ratio has increased, dollars of contractual delinquency for continuing operations decreased $275 million during the three months ended June 30, 2009 as compared to March 31, 2009 driven by lower delinquency levels in our Mortgage Services real estate secured, credit card and personal non-credit card receivable portfolios. Lower delinquency levels in our Mortgage Services real estate secured receivable portfolio primarily reflect the continued maturation and seasoning of a liquidating portfolio. Lower dollars of delinquency in our credit card and personal non-credit card receivable portfolios reflect the lower receivable levels discussed above, an extended seasonal benefit of increased cash available to customers as a result of various government economic stimulus actions and lower energy costs as well as for our credit card receivables higher levels of personal bankruptcy filings during the first half of 2009 which resulted in accounts migrating to charge-off more quickly. In addition, we believe the decrease in dollars of delinquency in both portfolios is a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios. To date, delinquency levels in our personal non-credit card receivables, which may have been impacted by the closure of our Consumer Lending branch offices, continue to perform within our expectations.

These decreases in dollars of delinquency were partially offset by increases in delinquency levels in the first lien portion of our Consumer Lending real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry, particularly in the 2006 and 2007 real estate secured receivable originations and to a lesser extent real estate secured receivable originations in the first half of 2008 due to current economic conditions. Also contributing to the increase were continuing local government delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states which have lengthened the foreclosure process. To date, delinquency levels in our Consumer Lending real estate secured receivables, which may have been impacted by the closure of our Consumer Lending branch offices, continue to perform within our expectations. As a result, contractually delinquent receivables which would have normally proceeded to foreclosure and reported as real estate owned continue to be reported as contractually delinquent. Higher dollars of delinquency for auto finance receivables reflect portfolio seasoning.

While overall dollars of delinquency decreased, delinquency for all receivable products was negatively impacted by the following:

•	Continued deterioration in the U.S. economy;

•	Significantly higher unemployment rates during the quarter; and

•	Portfolio seasoning.

Compared to June 30, 2008, our delinquency ratio from continuing operations increased 651 basis points at June 30, 2009 for the reasons discussed above. As compared to the prior year quarter, the trend in dollars of contractual delinquency and delinquency ratios for our credit card receivable portfolio was also significantly impacted by the sale of the GM and UP Portfolios and certain auto finance receivables to HSBC Bank USA in January 2009 as discussed in Note 2 to the table above.

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

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Net Charge-off dollars:
Continuing operations:
Real estate secured(1)	$1,081	$979	$1,175
Auto finance(2)	102	247	135
Credit card(2)	612	499	774
Private label(3)	-	-	8
Personal non-credit card	723	663	562

Total consumer – continuing operations(2)	2,518	2,388	2,654
Discontinued Operations	-	-	87

Total consumer	$2,518	$2,388	$2,741

Net Charge-off ratio:
Continuing operations:
Real estate secured(1)	6.33%	5.54%	5.85%
Auto finance(2)	6.51	13.88	4.29
Credit card(2)	20.77	15.48	10.85
Private label(3)	-	-	29.23
Personal non-credit card	20.35	17.37	13.18

Total consumer – continuing operations(2)	10.01	9.02	7.66
Discontinued Operations	-	-	4.33

Total consumer	10.01%	9.02%	7.47%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	6.56%	6.14%	6.17%

HSBC Finance Corporation

(1)	Real estate secured net charge-off dollars, annualized, as a percentage of average consumer receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Net Charge-off dollars:
Mortgage Services:
First lien	$355	$392	$389
Second lien	259	193	474

Total Mortgage Services	$614	$585	$863

Consumer Lending:
First lien	$234	$185	$143
Second lien	233	209	169

Total Consumer Lending	$467	$394	$312

Net Charge-off Ratio:
Mortgage Services:
First lien	7.16%	7.56%	6.25%
Second lien	27.02	18.83	33.45

Total Mortgage Services	10.38%	9.42%	11.29%

Consumer Lending::
First lien	2.39%	1.85%	1.33%
Second lien	16.59	14.45	10.20

Total Consumer Lending	4.18%	3.44%	2.50%

(2)	The trend in net charge-off dollars and the net charge-off ratio for our credit card and auto finance portfolios as of June 30, 2009 and March 31, 2009 as compared to the year-ago period was significantly impacted by the sale of our GM and UP Portfolios as well as the sale of certain non-delinquent auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the net charge-off dollars and the net charge-off ratio for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Net charge-off dollars excluding the sold credit card and auto finance receivables from all periods:
Auto finance	$102	$247	$135
Credit card	612	499	581
Total consumer – continuing operations	2,518	2,388	2,461
Net charge-off ratio excluding the sold credit card and auto finance receivables from all periods:
Auto finance	6.51%	13.88%	5.63%
Credit card	20.77	15.48	14.81
Total consumer – continuing operations	10.01	9.02	8.02

(3)	On a continuing operations basis, private label receivables consisted primarily of the retail sales contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio

Our net charge-off ratio for continuing operations increased 99 basis points compared to the prior quarter primarily due to higher dollars of charge-offs in our real estate secured, credit card and personal non-credit card receivable

HSBC Finance Corporation

portfolios as the higher delinquency levels we have been experiencing are migrating to charge-off and lower average consumer receivables. The decrease in average consumer receivables reflects reductions in credit appetite, changes in product offerings, lower origination volumes, lower consumer spending levels and the sale of real estate secured, credit card and auto finance receivables as previously discussed, partially offset by a decline in loan prepayments for our real estate secured receivables.

Dollars of net charge-offs for all products were negatively impacted by the following:

•	Continued deterioration in the U.S. economy and housing markets;

•	Significantly higher unemployment rates;

•	Higher levels of personal bankruptcy filings; and

•	Portfolio seasoning.

Charge-off dollars and ratios increased in our real estate secured receivable portfolio reflecting continued weakening in the housing and mortgage industry, including decreases in home values in certain markets, rising unemployment rates and seasoning in our Consumer Lending real estate secured receivable portfolio. Charge-off dollars and ratios increased in our credit card receivable portfolio as higher delinquency levels in late 2008 are migrating to charge-off and lower recovery rates on credit card receivables as well as higher levels of personal bankruptcy filings during the first half of the year which resulted in accounts migrating to charge-off more quickly. Lower net charge-offs in our auto finance receivable portfolio reflects the adoption of FFIEC charge-off policies during the prior quarter which resulted in an acceleration of auto finance charge-offs of $87 million, portfolio run-off and improvements in loss severities resulting from continuing improvement in pricing for used vehicles, partially offset by the economic conditions described above. Charge-off dollars and ratios in our personal non-credit card receivable portfolio reflect a deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions as well has higher levels of personal bankruptcy filings during the first half of the year which resulted in accounts migrating to charge-off more quickly.

Our net charge-off ratio for continuing operations increased 235 basis points compared to the prior year quarter as a result of the lower average consumer receivables discussed above, partially offset by lower dollars of net charge-off. Lower dollars of net charge-off was driven by our Mortgage Services business as the portfolio continues to become more fully seasoned and run-off including lower charge-off of second lien loans which generally have higher loss severities than first lien loans. Dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending business were also impacted by increases in the volume of receivable re-ages and modifications as well as continuing delays in processing foreclosures as discussed above. Lower dollars of net charge-offs for our auto finance receivable portfolio reflect lower receivable levels as well as improvements in loss severities as discussed above. Net charge-off dollars and ratios for our credit card receivable portfolio was impacted by the sale of the GM and UP Portfolios in January 2009 as discussed in Note 2 to the table above. Excluding the impact of the GM and UP Portfolios from the prior year quarter, dollars of net charge-off in our credit card receivable portfolio increased as a result of higher levels of personal bankruptcy filings during the first half of the year which resulted in accounts migrating to charge-off more quickly and lower recovery rates for defaulted receivables. Charge-off dollars and ratios in our personal non-credit card receivable portfolio reflect the continuing deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions as well the impact of higher levels of personal bankruptcy filings previously discussed. Dollars of net charge-offs for all products were negatively impacted by the continued weakening in the U.S. economy, including rising unemployment rates and continued home price depreciation in certain markets. For our credit card portfolio, the impact has been the highest for non-prime customers who are also homeowners and typically carry higher balances.

HSBC Finance Corporation

Nonperforming Assets

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$10,800	$11,018	$8,025
Nonaccrual receivables held for sale	55	29	25
Accruing credit card receivables 90 or more days delinquent(2)	776	947	1,031
Accruing credit card receivables 90 or more days delinquent held for sale(2)	169	179	123

Total nonperforming receivables	11,800	12,173	9,204
Real estate owned	629	764	1,126

Total nonperforming assets – continuing operations	12,429	12,937	10,330
Discontinued operations	-	-	172

Total nonperforming assets	$12,429	$12,937	$10,502

Credit loss reserves as a percent of nonperforming receivables – continuing operations(3)	110.9%	108.4%	118.8%

(1)	Nonaccrual receivables are comprised of the following:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(in millions)

Real estate secured:
Closed-end:
First lien	$7,179	$7,132	$4,297
Second lien	850	934	857
Revolving:
First lien	5	4	4
Second lien	297	323	298

Total real estate secured	8,331	8,393	5,456
Auto finance	272	245	441
Private label	-	-	16
Personal non-credit card	2,197	2,380	2,112

Total nonaccrual receivables	$10,800	$11,018	$8,025

(2)	Consistent with industry practice, accruing credit card receivables 90 or more days delinquent includes credit card receivables.

(3)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Compared to March 31, 2009, the decrease in total nonperforming receivables is primarily due to the lower receivable levels as discussed above as well as the lower dollars of delinquency in our Mortgage Services, credit card and personal non-credit card receivable portfolios. As compared to June 30, 2008, the increase in total nonperforming receivables is largely due to higher levels of real estate secured nonaccrual receivables at our Consumer Lending business, partially offset by lower levels of accruing credit card receivables 90 or more days delinquent primarily resulting from the sale of the GM and UP Portfolios in January 2009. Total nonperforming real estate secured receivables and real estate owned at June 30, 2009 has also been impacted by the continuing local government delays in foreclosure activities as previously discussed. Real estate secured nonaccrual loans includes stated income loans at our Mortgage Services business of $1.1 billion, $1.2 billion and $1.3 billion at June 30, 2009, March 31, 2009 and June 30, 2008, respectively.

HSBC Finance Corporation

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan,” (“TDR Loans”).

The following table summarizes TDR Loans which are shown as nonperforming assets for continuing operations in the table above:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(in millions)

Real estate secured	$760	$805	$240
Auto finance	15	10	15
Credit card	6	6	9
Personal non-credit card	146	144	37

Total	$927	$965	$301

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

Beginning late in the first quarter of 2008, we expanded our customer contact strategies in an effort to reach more customers. We have increased collection staffing particularly during the morning and evening hours when our customers are more likely to be available. We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the re-aging and modification programs available and are able to advise each customer of the best solutions for their individual circumstance. In the past, the majority of our customers were best served by re-aging their loan either with or without a modification of the loan terms. In the current marketplace, we have determined that certain customers may be better served by a modification of the loan terms, which may or may not also include a re-aging of the account. As a result, during 2008 and during the first half of 2009, we have assisted more customers through the use of account modification than in prior years.

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

HSBC Finance Corporation

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

We anticipate approximately $73 million of ARM loans modified under this program since October 2006 will reach a reset date during the remainder of 2009. Prior to a loan reaching that reset date, we will re-evaluate the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, typically the modification may be extended for an additional twelve-month period at a time provided the customer demonstrates an ongoing need for assistance. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the re-aging statistics table (“Re-age Table”) below.

We modified approximately 240 loans for the first time under the Proactive ARM Reset Modification Program during the six months ended June 30, 2009 with an outstanding receivable balance of $41 million at the time of the modification. Since the inception of the Proactive ARM Reset Modification program in October 2006, we have modified approximately 13,200 loans with an aggregate outstanding principal balance of $2.1 billion at the time of the modification. The following provides information about the post-modification performance of loans granted modifications under this program since October 2006:

		Outstanding Receivable
	Number	Balance at Time of
Status as of June 30, 2009	of Loans	Modification

Current or less than 30-days delinquent	53%	51%
30- to 59-days delinquent	6	7
60-days or more delinquent	9	9
Paid-in-full	15	14
Charged-off, transferred to real estate owned or sold	17	19

	100%	100%

Of the loans modified under this program since October 2006 which remain outstanding at June 30, 2009, approximately 5,300 loans have subsequently qualified for assistance under other risk mitigation programs. Approximately 3,100 loans have reached the end of the modification period but did not qualify for other risk modification programs. Approximately 2,400 of those loans have had the interest rate reset in accordance with the original contractual terms.

•	Foreclosure Avoidance/Account Modification Programs: Since the fourth quarter of 2006, we have significantly increased our use of modifications in response to what we expect will be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, at our Mortgage Services and Consumer Lending businesses we are actively using account modifications to modify the rate and/or payment on a number of qualifying loans and re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate

HSBC Finance Corporation

appreciation or whose income has subsequently declined. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through loan modification and/or re-aging.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging off best practices in our Mortgage Services business to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we have expanded our foreclosure avoidance/account modification programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program includes certain documentation requirements as well as receipt of two qualifying payments before the account may be re-aged. For Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required for a modified account before the account would be re-aged. During the first quarter of 2008, we began to offer this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. In February 2009, we temporarily suspended this proactive relief program as we attempt to better understand and evaluate the U.S. Treasury sponsored debt relief programs. As of the date of this filing, we continue to evaluate this proactive relief program and the Federal debt relief programs. As a result of the current marketplace conditions and our outlook for a slow return to more normal marketplace conditions, we have increased the use of longer term modifications as we believe they provide the most benefit to our customers and stakeholders as the economy recovers. A loan modified under these programs is only included in the Re-age Table if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified under the Foreclosure Avoidance/Account Modification programs during the six months ended June 30, 2009, some of which may have also been re-aged:

Outstanding Receivable
	Number of			Balance at Time of
	Accounts Modified			Modification
	Consumer		Mortgage	Consumer		Mortgage
Six Months Ended June 30, 2009	Lending		Services	Lending		Services

	(accounts are in thousands)			(dollars are in millions)

Foreclosure Avoidance/Account Modification Programs(1)(2)	35.5	(3)	34.2	$5,100	(3)	$4,700

(1)	Includes all loans modified under these programs during the first half of 2009 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in modification totals once in an annual period and not for each separate modification.

(3)	Prior to June 30, 2009, the modification totals we reported for our Consumer Lending business excluded any modifications related to the Consumer Lending purchased receivable portfolios. Beginning in the second quarter of 2009, the table above includes modifications related to these purchased receivable portfolios. During the three months ended June 30, 2009, approximately 40 loans in the Consumer Lending purchased receivable portfolios were modified with an outstanding receivable balance of $6 million at the time of the modification.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have

HSBC Finance Corporation

significantly increased and we anticipate this trend of higher modification and re-age volumes will continue in the foreseeable future. Since January 2007, we have cumulatively modified and/or re-aged approximately 291,200 real estate secured loans with an aggregate outstanding principal balance of $34.8 billion at the time of modification and/or re-age under the Proactive ARM Modification and the Foreclosure Avoidance/Account Modification Programs described above. These totals include approximately 37,400 real estate secured loans with an outstanding principal balance of $5.9 billion that received two or more modifications since January 2007. The following provides information about the post-modification performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
	of Loans	Modification

Current or less than 30-days delinquent	53%	52%
30- to 59-days delinquent	10	10
60-days or more delinquent	20	23
Paid-in-full	5	4
Charged-off	8	5
Transferred to real estate owned or sold	4	6

	100%	100%

The following table shows the number of real estate secured accounts as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1) (4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending(5)(6)	Services	Lending(5)(6)	Services

	(accounts are in thousands)		(dollars are in millions)

June 30, 2009:
Loans re-aged only	91.7	39.5	$7,907	$3,824
Loans modified only(2)	17.0	11.2	2,309	1,537
Loans modified and re-aged	60.9	51.6	8,291	7,289

Total loans modified and/or re-aged(3)	169.6	102.3	$18,507	$12,650

March 31, 2009:
Loans re-aged only	80.4	42.5	$7,192	$4,189
Loans modified only(2)	15.0	11.3	2,041	1,565
Loans modified and re-aged	54.2	45.5	7,288	6,511

Total loans modified and/or re-aged(3)	149.6	99.3	$16,521	$12,265

June 30, 2008:
Loans re-aged only	83.9	50.2	$7,645	$5,248
Loans modified only(2)	1.9	11.6	205	1,823
Loans modified and re-aged	24.4	20.3	3,082	3,038

Total loans modified and/or re-aged	110.2	82.1	$10,932	$10,109

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates under Statement of Financial

HSBC Finance Corporation

Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” For additional information related to our troubled debt restructurings, see Note 6, “Receivables,” to our accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

(3)	The following table provides information at June 30, 2009 regarding the delinquency status of loans granted modifications of loan terms and/or re-ages of the account:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

Current or less than 30-days delinquent	64%	67%	60%	65%
30- to 59-days delinquent	13	10	13	10
60-days or more delinquent	23	23	27	25

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(5)	Prior to June 30, 2009, the modification and re-age totals we reported for our Consumer Lending business excluded any modifications or re-ages related to the Consumer Lending purchased receivable portfolios. Beginning in the second quarter of 2009, the table above includes modifications and re-ages related to these purchased receivable portfolios. At June 30, 2009, 140 loans in the Consumer Lending purchased receivable portfolios have been modified and/or re-aged with an outstanding receivable balance of $18 million at June 30, 2009.

(6)	Prior to July 2008, for Consumer Lending customers receipt of one qualifying payment was required before an account would be re-aged. Beginning in July 2008, receipt of two qualifying payments was required before an account would be re-aged.

Although we have shifted our customer assistance programs to include more loan modifications, we continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 80 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

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

HSBC Finance Corporation

Re-age Table(1)

	June 30,	March 31,	June 30,
	2009	2009	2008

	(dollars are in millions)

Never re-aged	65.0%	67.9%	79.9%
Re-aged:
Re-aged in the last 6 months	14.0	13.6	8.7
Re-aged in the last 7-12 months	10.6	9.6	6.0
Previously re-aged beyond 12 months	10.4	8.9	5.4

Total ever re-aged(2)	35.0	32.1	20.1

Total	100.0%	100.0%	100.0%

Total Re-aged by Product(1)(3)
Real estate secured(2)	$27,513	$26,143	$20,031
Auto finance	2,275	2,387	2,219
Credit card	531	529	804
Private label	-	-	22
Personal non-credit card	4,367	4,446	4,203

Total	$34,686	$33,505	$27,279

(As a percent of receivables and receivables held for sale)
Real estate secured	41.0%	37.5%	25.5%
Auto finance	39.0	36.1	17.7
Credit card	4.2	3.9	2.9
Private label	-	-	22.2
Personal non-credit card	32.0	30.1	25.2

Total(2)	35.0%	32.1%	20.1%

(1)	Excludes commercial and other.

(2)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	June 30,	March 31,	June 30,
	2009	2009	2008

	(in millions)

Mortgage Services	$11,502	$11,144	$8,870
Consumer Lending	16,011	14,999	11,161

Total real estate secured	$27,513	$26,143	$20,031

(3)	The outstanding receivable balance included in the Re-age Table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

The increase in re-aged loans during the second quarter of 2009 was primarily attributable to higher contractual delinquency in our real estate secured portfolio as we continue to work with our customers who, in our judgment, evidence continued payment probability as well as changes to our collection strategies as described above. As we expect economic conditions, particularly unemployment, to worsen in 2009, we anticipate re-aged loans will continue to increase during the second half of 2009. At June 30, 2009, March 31, 2009 and June 30, 2008, $8.7 billion (25 percent of total re-aged loans in the Re-age Table), $8.2 billion (25 percent of total re-aged loans in the Re-age Table) and $4.8 billion (18 percent of total re-aged loans in the Re-age Table), respectively, of re-aged

HSBC Finance Corporation

receivable balances have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

The amount of receivables subject to forbearance, non-real estate secured receivable modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $159 million or .2 percent of receivables and receivables held for sale at June 30, 2009 and $141 million or .1 percent at December 31, 2008.

Geographic Concentrations The following table reflects the percentage of consumer receivables and receivables held for sale in states which individually account for 5 percent or greater of our portfolio as of June 30, 2009 as well as the unemployment rate for these states as of June 30, 2009.

	Percentage of Portfolio
	Receivables			Percent of	Unemployment
	Credit	Real Estate		Total	Rates as of
	Cards	Secured	Other	Receivables	June 30, 2009(1)

California	12%	11%	8%	11%	11.6%
Florida	7	7	6	7	10.6
New York	7	6	6	6	8.7
Ohio	4	5	5	5	11.1
Pennsylvania	4	6	6	5	8.3

(1)	The U.S. national unemployment rate as of June 30, 2009 was 9.5 percent.

HSBC Finance Corporation

Liquidity and Capital Resources

HSBC Related Funding Debt due to affiliates and other HSBC related funding are summarized in the following table:

	June 30,	December 31,
	2009	2008

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$11.0	$13.2
Preferred securities issued by Household Capital Trust VIII to HSBC	-	.3

Total debt outstanding to HSBC subsidiaries	11.0	13.5

Debt outstanding to HSBC clients:
Euro commercial paper	.7	.4
Term debt	.3	.5

Total debt outstanding to HSBC clients	1.0	.9
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	11.1	-
Cash received on bulk sales of auto finance receivables to HSBC Bank USA, net (cumulative)	2.6	-
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	17.3	19.3
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.0)	(5.8)

Total real estate secured receivable activity with HSBC Bank USA	1.9	2.1

Cash received from sale of U.K. Operations to HOHU	.4	.4
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Cash received from sale of U.K. credit card business to HBEU	2.7	2.7
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	8.2	5.9

Total HSBC related funding	$56.5	$45.1

At June 30, 2009 and December 31, 2008, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 12 percent of our total debt and preferred stock funding.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA of $28.4 billion and the proceeds from the bulk sale of certain auto finance receivables of $2.6 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and during the first half of 2009, to pay down maturing long-term debt. Proceeds from each of these transactions were also used to fund ongoing operations.

At December 31, 2008, we had $1.0 billion and $1.2 billion in outstanding short-term debt drawn under previously uncommitted money market facilities from HBEU and a subsidiary of HSBC Asia Pacific (“HBAP”), respectively. The HBEU borrowing matured in February 2009 and we chose not to renew it at that time. The HBAP borrowing matured in April 2009 and we chose not to renew it at that time. We also have a $1.5 billion uncommitted credit facility and a $1.0 billion committed credit facility from HSBC Bank USA. In May 2009, we borrowed $500 million under the $1.5 billion uncommitted credit facility and repaid the amount in June 2009. At June 30, 2009 and December 31, 2008, there were no balances outstanding under either of these lines.

HSBC Finance Corporation

We had derivative contracts with a notional value of $67.3 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2009 and $77.9 billion, or approximately 98 percent at December 31, 2008.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $33 million and $25 million at June 30, 2009 and December 31, 2008, respectively. Securities purchased under agreements to resell totaled $2.6 billion and $1.0 billion at June 30, 2009 and December 31, 2008, respectively. The increase in the amount of securities purchased under agreements to resell is due to the generation of additional liquidity as a result of the receivable portfolio sales to HSBC Bank USA.

Commercial paper totaled $5.8 billion and $9.6 billion at June 30, 2009 and December 31, 2008, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $664 million and $353 million at June 30, 2009 and December 31, 2008, respectively. Commercial paper balances were higher at December 31, 2008 as a result of higher short term funding requirements until the completion of the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009 as discussed above. Euro commercial paper balances were higher at June 30, 2009 due to improved pricing and expanded foreign currency offerings. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York will finance the purchase of highly-rated, U.S. dollar-denominated, unsecured and asset-backed three-month commercial paper from eligible issuers through its primary dealers. The program will terminate on February 1, 2010 unless extended by the Federal Reserve Board. On October 28, 2008, we became eligible to participate in the program in an amount of up to $12.0 billion. At June 30, 2009, there were no balances outstanding under this program. At December 31, 2008, we had $520 million outstanding under this program.

We had committed back-up lines of credit totaling $7.8 billion at June 30, 2009 and $9.8 billion at December 31, 2008, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. During April 2009, $3.8 billion in third party lines matured. During May 2009, we replaced $1.8 billion of these matured facilities. A substantial portion of our committed back-up lines mature during the next two years. The $2.5 billion credit facility with an HSBC affiliate is scheduled to mature in September 2009 and $4.3 billion in back-up lines with third parties are scheduled to mature during 2010. Based on current market conditions, we do not anticipate renewing all of our third party back-up lines in 2010. Given the overall reduction in our balance sheet, we expect the lower level of back-up lines will support a commercial paper issuance program that is consistent with our reduced funding requirements.

Long-term debt decreased to $72.3 billion at June 30, 2009 from $90.0 billion at December 31, 2008 as we have reduced the size of our balance sheet due to the sale of $15.4 billion of receivables to HSBC Bank USA, lower origination volumes and receivable run-off during the first half of 2009. We have been focused on achieving the most effective cost of funding for HSBC’s assets across North America. The following table summarizes issuances and retirements of long term debt during the six months ended June 30, 2009 and 2008:

Six Months Ended June 30,	2009	2008

	(in millions)

Long-term debt issued	$1,600	$2,293
Long-term debt retired(1)	(13,017)	(13,629)

Net long term debt retired	$(11,417)	$(11,336)

(1)	Additionally, during the six months ended June 30, 2009, long term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

Issuances of long term debt during the first half of 2009 consisted of $1.6 billion of securities backed by personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

HSBC Finance Corporation

Common Equity During the first half of 2009, HINO made three capital contributions to us totaling $2.0 billion. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII, which were included as a component of due to affiliates, to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last two years and has indicated that they remain fully committed and have the capacity to continue that support.

Selected capital ratios In managing capital, we develop targets for tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. These ratios also exclude the equity impact of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the equity impact of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement of Financial Accounting Standards No. 158, “Accounting for Defined Benefit Pension and other Post-retirement Plans – as amendment of FASB Statement Nos. 87, 88, 106, and 132(R),” and the impact of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” including the subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus any loans which we may have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2009	2008

TETMA + Owned Reserves(1)	21.85%	17.85%
Tangible common equity to tangible managed assets(1)	7.69	6.68
Common and preferred equity to owned assets	9.94	10.27

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

HSBC Finance Corporation

As previously discussed, subsequent to the announcement of our discontinuation of all new customer account originations in our Consumer Lending business and the closure of substantially all Consumer Lending branch offices two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. The following summarizes our credit ratings at June 30, 2009 and December 31, 2008:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of June 30, 2009:
HSBC Finance Corporation
Senior debt	A	A3	AA−
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2008:
HSBC Finance Corporation
Senior debt	AA−	Aa3	AA−
Commercial paper	A-1+	P-1	F-1+
Series B preferred stock	A-2	A2	A+

Secured financings Secured financings (collateralized funding transactions which do not receive sale treatment under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125,” (“FAS 140”)) of consumer receivables have been a source of funding and liquidity for us. Collateralized funding transactions have been used to limit our reliance on the unsecured debt markets and can be a more cost-effective source of alternative funds. There were no secured financings during either of the three month periods ended June 30, 2009 or 2008. Secured financings are summarized in the following table for the six months ended June 30, 2009 and 2008:

Six Months Ended June 30,	2009	2008

	(in millions)

Auto finance	$-	$200
Credit card	-	500
Personal non-credit card	1,600	-

Total	$1,600	$700

Secured financings of $6.6 billion at June 30, 2009 were secured by $9.9 billion of real estate secured, auto finance and credit card receivables. Secured financings of $15.0 billion at December 31, 2008 were secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. Secured financings, including conduit credit facilities, represented 7 percent of the funding associated with our managed funding portfolio at June 30, 2009 and 13 percent at December 31, 2008.

The following table shows by product type the receivables which secure our secured financings:

	June 30,	December 31,
	2009	2008

	(in billions)

Real estate secured	$7.2	$7.6
Auto finance	1.7	3.4
Credit card	1.0	10.2
Personal non-credit card	-	.2

Total	$9.9	$21.4

HSBC Finance Corporation

At June 30, 2009 and December 31, 2008, we had conduit credit facilities with commercial banks under which we may issue securities backed with up to $.4 billion and $8.2 billion of receivables, respectively. Of the amounts available under these facilities, $.4 billion and $5.8 billion were utilized at June 30, 2009 and December 31, 2008, respectively. The decrease in availability of these facilities in the first half of 2009 reflects the transfer of conduit credit facilities totaling $4.1 billion to HSBC Bank USA in conjunction with its purchase of the GM and UP Portfolios as previously discussed, as well as the expiration and reduction of conduit credit facilities totaling $3.7 billion. The facilities are renewable at the banks’ option.

Commitments We enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	June 30,	March 31,	June 30,
	2009	2009	2008

	(in billions)

Private label and credit cards(1)	$106	$116	$154
Other consumer lines of credit	1	1	7

Open lines of credit(2)	$107	$117	$161

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to June 30, 2009 and December 31, 2008, respectively.

In January 2009, we extended a line of credit to H&R Block for up to $2.5 billion to fund the purchase of a participation interest in refund anticipation loans. In April 2009, no balances were outstanding under this line and the line was closed.

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the table that follows.

	Actual		Estimated
	January 1		July 1
	through		through			Estimated
	June 30,		December 31,			Full Year
	2009		2009			2009

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(4)		$(4)	-	(2)	$(8)	-	(6)
Commercial paper maturities	10		0	-	1	10	-	11
Term debt maturities	9		7	-	9	16	-	18
Secured financings, including conduit facility maturities	8	(2)	2	-	3	10	-	11
Other	(3)		(1)	-	2	(4)	-	(1)

Total funding needs	$20		$4	-	13	$24	-	33

Funding sources:
Commercial paper issuances(1)	$3		$1	-	4	$4	-	7
Term debt issuances	0		0	-	1	0	-	1
Asset transfers and loan sales	15	(2)	0	-	2	15	-	17
Secured financings, including conduit facility renewals	0		0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	2		3	-	5	5	-	7

Total funding sources	$20		$4	-	13	$24	-	33

(1)	For the period January 1 through June 30, 2009, domestic and Euro commercial paper outstandings were $5.8 billion offset by $2.6 billion in short-term liquid investments.

(2)	Includes proceeds of $15.0 billion from the sale of credit card and auto finance receivables to HSBC Bank USA, which included the transfer of approximately $6.1 billion of indebtedness.

HSBC Finance Corporation

As previously discussed, we have experienced deterioration in the performance of all of our receivable portfolios as a result of the current mortgage lending industry trends and economic conditions. As a result, since mid-2007 and through the first half of 2009 we have taken numerous actions which, when combined with normal portfolio attrition, have and will continue to result in a reduction in our aggregate portfolio.

For the remainder of 2009, portfolio attrition will again provide a key source of liquidity. The combination of attrition, proceeds received from the sale of credit card and certain auto finance receivables to HSBC Bank USA in the first quarter of 2009, cash generated from operations and planned capital infusions from HSBC will generate the liquidity necessary to meet our maturing debt obligations. These sources of liquidity may be supplemented with HSBC affiliate funding and opportunistic sales of selected receivable portfolios to meet our 2009 funding requirements. Additionally, should credit market conditions continue to improve, a portion of this funding requirement could be met through the potential issuance of unsecured term debt.

Commercial paper outstanding for the remainder of 2009 is expected to be lower than 2008 balances. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Fair Value

On January 1, 2007, we adopted FAS 157, “Fair Value “Measurements” and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“FAS 159”). Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2009 should not be considered indicative of the results for any future period.

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

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Derivative Model Review Group of an affiliate, HSBC

HSBC Finance Corporation

Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

Fair Value Hierarchy

FAS 157 establishes a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability. FAS 157 distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

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

Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for the identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the OTC market where transactions occur with sufficient frequency and volume. We regard financial instruments such as equity securities and derivative contracts listed on the primary exchanges of a country to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury.

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

HSBC Finance Corporation

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2009 and December 31, 2008, our Level 3 instruments recorded at fair value on a recurring basis include $95 million and $175 million, respectively, of U.S. corporate debt, mortgage-backed and perpetual preferred securities. As of June 30, 2009 and December 31, 2008, our Level 3 instruments recorded at fair value on a non-recurring basis included the following:

	June 30,	December 31,
	2009	2008

	(in millions)

Receivables held for sale	$645	$10,763
Card and Retail Services goodwill	-	2,034

Transfers Into (Out of) Level 3 Measurements

Assets recorded at fair value on a recurring basis at June 30, 2009 and December 31, 2008 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities and at December 31, 2009, our entire portfolio of perpetual preferred equity securities which was sold during the first half of 2009. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

During the six months ended June 30, 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended June 30, 2009, we transferred $49 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above during the quarter, which was partially offset by the transfer of $28 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above. During the six months ended June 30, 2009, we transferred $119 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $85 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above during the year-to-date period. As a result, we reported a total of $95 million and $175 million of available-for-sale securities, or approximately 3 percent and 6 percent of our securities portfolio as Level 3 at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 2 percent and 3 percent, respectively.

Valuation Techniques for Major Assets and Liabilities Carried at Fair Value

Securities: Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

HSBC Finance Corporation

•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.
•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.
•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.
•	Preferred equity securities – In general, for perpetual preferred securities fair value is calculated using an appropriate spread over a comparable US Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.
•	Money market funds – Carrying value approximates fair value due to the asset’s liquid nature.

We perform validations of the fair values sourced from the independent pricing services at least quarterly. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes. The validation process provides us with information as to whether the volume and level of activity for a security has significantly decreased and assists in identifying transactions that are not orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

Debt securities, including mortgage-backed securities and other asset-backed securities represented approximately 80 percent and 76 percent of our total investment securities portfolio at June 30, 2009 and December 31, 2008, respectively.

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

Counterparty credit risk is considered in determining the fair value of a financial asset. FAS 157 specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including

HSBC Finance Corporation

derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

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

Risk Management

In the first half of 2009 significant steps were undertaken to further strengthen our risk management organization, including the appointment of a Chief Risk Officer and the creation of a distinct, cross-disciplinary risk organization, representing a shift from a business unit driven approach to an independent and integrated risk function.

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

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $29 million and $26 million at June 30, 2009 and December 31, 2008, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.4 billion and $2.9 billion at June 30, 2009 and December 31, 2008, respectively. These amounts are

HSBC Finance Corporation

offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” (“FSP 39-1”).

Liquidity Risk The balance sheet and corresponding credit dynamics described above will have a significant impact on our liquidity risk management processes. Lower cash flow as a result of declining receivable balances as well as “cashless” attrition due to charge-offs, will not fully cover maturing debt through 2013. Absent asset sales and financial support from HSBC, we may face additional funding requirements from time to time. Funding requirements will be covered primarily through a combination of capital infusions from HSBC, a robust cash management process and potential opportunistic portfolio sales. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. We believe a portion of this gap could also be met through potential issuances of unsecured term debt. These issuances would better match the projected cash flows of the remaining real estate secured receivable portfolio and partly reduce reliance on direct HSBC support.

During 2007 and 2008 and continuing into the first half of 2009, the capital markets have been severely disrupted, highly risk averse and reactionary. Until very recently, institutional fixed income investors for the most part remained reluctant to commit significant levels of liquidity to the financial sector of the market unless the corresponding debt issuance was in conjunction with a government guarantee program. Traditional providers of credit to the subprime market have either continued to reduce their exposure to this asset class or have markedly tightened the credit standards necessary to receive financing for subprime assets. This has reduced the availability of third party liquidity while increasing the cost of this liquidity.

Other conditions that could negatively affect our liquidity include unforeseen cash or capital requirements, a continued strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

Lastly, maintaining our credit ratings is an important part of maintaining our overall liquidity profile. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting and permit termination of certain contracts material to us.

Following our decision in late February 2009 to discontinue new customer account originations for all products offered by our Consumer Lending business and to close substantially all branch offices, two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. While we continue to access short term funding through the commercial paper market at competitive rates, we have identified several investors that have placed a hold on any additional purchases of our commercial paper. We do not anticipate this will have a significant impact on our ability to meet our projected short term funding needs at competitive rates.

The rating actions discussed above initially resulted in a widening of the credit spreads quoted on our senior debt trading in the secondary market and a reduction in the number of potential institutional investors willing to purchase this debt. Consistent with the experience of most other financial sector issuers, the quoted spread on our secondary market debt has tightened significantly during the second quarter. Should our 2009 funding plans change and we elect to issue new institutionally-placed senior debt, we would likely experience a reduction in the amount of new debt that could be issued and an increase in the corresponding interest rate and credit spread when compared with our historical issuances.

There have been no significant changes in our approach to liquidity risk since December 31, 2008.

Market Risk Our exposure to interest rate risk is also changing as the balance sheet declines. Prior to the credit crisis, our real estate portfolio was assumed to have a duration (average life) of approximately 3 years. While the loans had original maturities of 30 years, active customer refinancing resulted in the shorter duration assumption used in the risk management process. Debt was typically issued in intermediate and longer term maturities to maximize the liquidity benefit. The interest rate risk created by combining short duration assets with long duration liabilities was reduced by entering into hedge positions that reduced the duration of the liabilities portfolio.

HSBC Finance Corporation

The progression of the credit crisis over the last 2 years is impacting this risk profile. Originally modeled as 3 years, the duration assumption for our real estate portfolio is extending as a higher percentage of the remaining loans stay on the books longer due to the impact of modification programs and/or lack of refinancings alternatives. At the same time, the duration of our liability portfolio is declining due to the passage of time and the absence of new term debt issuance. To reduce the interest rate risk arising from this changing balance sheet profile, we have and will continue to enter into economic hedge positions that effectively extend the duration of our floating rate liabilities.

HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. Our absolute PVBP limit was $2.35 million at June 30, 2009 and December 31, 2008 which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet for June 30, 2009 and December 31, 2008 shall not increase or decrease by more than $2.35 million. At June 30, 2009 and December 31, 2008 we had an absolute PVBP position of $.855 million and $2.396 million, respectively. Although the PVBP was above the limits as of December 31, 2008, our ALCO elected not to take immediate action as the sale of the credit card and auto finance receivables to HSBC Bank USA which occurred in January 2009 brought this risk measure back within established limits. As described above, we have executed additional economic hedge positions in the second quarter of 2009 to further reduce our PVBP position and our corresponding exposure to rising interest rates. The following table shows the components of absolute PVBP at June 30, 2009 and December 31, 2008 broken down by currency risk:

	June 30,	December 31,
	2009	2008

	(in millions)

USD	$.612	$2.175
JPY	.243	.221

Absolute PVBP risk	$.855	$2.396

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2009 and 2008 a declining balance sheet and the current interest rate risk profile. Our December 31, 2008 estimate included assumptions for the sale of the GM Portfolio, UP Portfolio and Auto Finance receivables to HSBC Bank USA in early January 2009 and the discontinuation of all new customer account originations for all products by our Consumer Lending business all occurred prior to December 31, 2008. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The following table summarizes such estimated impact:

	June 30,	December 31,
	2009	2008

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$67	$77
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	70	87

HSBC Finance Corporation

A principal consideration supporting both of these analyses is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification program and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2008.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2008.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2008.

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2009	2008

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$9,618	$12,862
Exclude:
Fair value option adjustment	(1,731)	(2,494)
Unrealized (gains) losses on cash flow hedging instruments	755	1,316
Postretirement benefit plan adjustments, net of tax	(19)	(4)
Unrealized gains on investments and interest-only strip receivables	19	55
Intangible assets	(827)	(922)
Goodwill	-	(2,294)

Tangible common equity	$7,815	$8,519

Tangible shareholders’ equity:
Tangible common equity	$7,815	$8,519
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,275

Tangible shareholders’ equity	$9,390	$10,369

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholders’ equity	$9,390	$10,369
Credit loss reserves	12,834	12,415

Tangible shareholders’ equity plus owned loss reserves	$22,224	$22,784

Tangible assets:
Total assets	$102,518	$130,830
Exclude:
Intangible assets	(827)	(922)
Goodwill	-	(2,294)
Derivative financial assets	(1)	(8)

Tangible assets	$101,690	$127,606

Equity ratios:
Common and preferred equity to owned assets	9.94%	10.27%
Tangible common equity to tangible managed assets	7.69	6.68
Tangible shareholders’ equity to tangible managed assets	9.23	8.13
Tangible shareholders’ equity plus owned loss reserves to tangible managed assets	21.85	17.85

HSBC Finance Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Management — Market Risk” of this Form 10-Q.

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

There has been no significant change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Loan Discrimination Litigation

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in five class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial,

HSBC Finance Corporation

(N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL), Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669) and Doiron, et al. v. HSBC Mortgage Services Inc., et al., (E.D. Ca., 2:08-CV-00605- FCD). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. The Zamudio case was voluntarily dismissed by the plaintiff on July 7, 2008 and may not be reinitiated. In the NAACP case, the Court granted HSBC Finance Corporation’s motion to dismiss for lack of personal jurisdiction on January 9, 2009. At this time, we are unable to quantify the potential impact from the remaining actions, if any.

City of Cleveland Litigation

On January 10, 2008, a suit captioned, City of Cleveland v. Deutsche Bank Trust Company, et al. (No. 1:08-CV-00139), was filed in the Cuyahoga County Common Pleas Court against numerous financial services entities. HSBC Finance Corporation is a defendant. The City of Cleveland (“City”) seeks damages it allegedly incurred as a result of defendants’ creation of a public nuisance in the City through their respective involvement as lenders and/or securitizers of sub-prime mortgages on properties located in Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio. On August 22, 2008, the City filed a new complaint, City of Cleveland v. JP Morgan Chase Bank, NA et al, in the Court of Common Pleas, Cuyahoga County Ohio (No. CV 08 668608), in which it made virtually identical allegations as in the Federal Court complaint, alleges violations of the Ohio Corrupt Practices Act and named additional defendants. The two courts have now approved the parties’ agreements regarding the defendants in these two actions. HSBC Finance Corporation was dismissed with prejudice from the Federal Court action. The City appealed this order. Subsidiaries of HSBC Finance Corporation, namely Household Realty Corporation and HSBC Mortgage Services Inc. are defendants in the State Court action. All the defendants filed motions to sever in the State Court action.

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

HSBC Finance Corporation

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

A jury trial began on March 30, 2009 and closing arguments concluded on April 30, 2009. The jury deliberated over the course of four days before rendering a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. The jury found 17 of 40 alleged misstatements actionable and that the first actionable statement occurred on March 23, 2001. This effectively excludes claims for purchases made prior to that date. We filed a motion requesting that the Court set aside the jury’s verdict and enter a verdict in favor of all defendants on all claims and a motion for a new trial. Pleadings supporting the motions were filed with the Court by July 20, 2009.

Concurrent with the briefing on the motion to set aside the jury verdict, a second phase of the case will proceed to determine the actual damages, if any, due to the plaintiff class. Although the jury determined that the loss per common share attributable to the alleged misstatements varied by day and ranged from -$4.60 (no loss) to $23.94, how this stage of the case will proceed has not been determined by the Court. Matters to be determined include, but are not limited to, whether there will be discovery to determine if shareholders actually relied upon statements found to be misleading, the process for determining which shareholders purchased securities on or after March 23, 2001 and sold during the relevant period (the sale window potentially extending up to 90 days after October 11, 2002), as well as other procedural matters and eligibility criteria. The plaintiffs and defendants each filed proposals on how to conduct this damages phase. Given the complexity associated with this phase of the case, it is impossible at this time to determine whether any damages will eventually be awarded, or the amount of any such award.

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

Date: August 3, 2009

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