Form 10-Q
period 2009-09-30
HSBC Finance Corp
filed 2009-11-10
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR

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

As of October 31, 2009, there were 65 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Finance and other interest income	$2,441	$3,691	$7,881	$11,690
Interest expense on debt held by:
HSBC affiliates	51	106	205	356
Non-affiliates	927	1,385	3,002	4,487

Net interest income	1,463	2,200	4,674	6,847
Provision for credit losses	2,172	3,759	7,553	9,776

Net interest income (loss) after provision for credit losses	(709)	(1,559)	(2,879)	(2,929)

Other revenues:
Insurance revenue	83	107	261	320
Investment income (loss)	31	(20)	63	25
Derivative income (expense)	(179)	30	67	61
Gain (loss) on debt designated at fair value and related derivatives	(1,247)	1,711	(1,904)	2,024
Fee income	172	461	551	1,353
Enhancement services revenue	116	175	375	532
Taxpayer financial services income	2	11	95	166
Gain on bulk receivable sales to HSBC affiliates	-	-	57	-
Gain on receivable sales to HSBC affiliates	101	65	319	187
Servicing and other fees from HSBC affiliates	185	123	572	374
Lower of cost or fair value adjustment on receivables held for sale	-	(97)	(343)	(298)
Other income (expense)	18	(31)	82	46

Total other revenues	(718)	2,535	195	4,790

Operating expenses:
Salaries and employee benefits	262	486	947	1,361
Sales incentives	-	9	5	45
Occupancy and equipment expenses	12	50	125	160
Other marketing expenses	50	72	127	287
Real estate owned expenses	29	75	175	265
Other servicing and administrative expenses	197	248	633	811
Support services from HSBC affiliates	242	250	778	772
Amortization of intangibles	40	42	121	139
Policyholders’ benefits	50	52	153	155
Goodwill and other intangible asset impairment charges	-	-	2,308	-

Total costs and expenses	882	1,284	5,372	3,995

Loss from continuing operations before income tax benefit	(2,309)	(308)	(8,056)	(2,134)
Income tax benefit	1,180	88	1,840	704

Loss from continuing operations	(1,129)	(220)	(6,216)	(1,430)
Discontinued Operations (Note 2):
Income from discontinued operations before income tax expense	-	(54)	-	(11)
Income tax benefit (expense)	-	3	-	(20)

Income from discontinued operations	-	(51)	-	(31)

Net loss	$(1,129)	$(271)	$(6,216)	$(1,461)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2009	2008

	(in millions, except
	share data)

Assets
Cash	$255	$255
Interest bearing deposits with banks	26	25
Securities purchased under agreements to resell	4,766	1,025
Securities available for sale	3,135	3,094
Receivables, net	82,848	98,021
Receivables held for sale	1,100	16,680
Intangible assets, net	787	922
Goodwill	-	2,294
Properties and equipment, net	195	201
Real estate owned	582	885
Derivative financial assets	89	8
Deferred income taxes, net	3,651	3,318
Other assets	3,699	4,102

Total assets	$101,133	$130,830

Liabilities
Debt:
Due to affiliates	$9,551	$13,543
Commercial paper	4,621	9,639
Long term debt (including $28.4 billion at September 30, 2009 and $28.3 billion at December 31, 2008 carried at fair value)	74,245	90,024

Total debt	88,417	113,206

Insurance policy and claim reserves	999	1,010
Derivative related liabilities	7	461
Liability for post-retirement benefits	252	298
Other liabilities	1,967	2,418

Total liabilities	91,642	117,393

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 65 shares issued at September 30, 2009 and 60 shares issued at December 31, 2008	-	-
Additional paid-in capital	23,119	21,485
Accumulated deficit	(13,488)	(7,245)
Accumulated other comprehensive loss	(715)	(1,378)

Total common shareholder’s equity	8,916	12,862

Total liabilities and shareholders’ equity	$101,133	$130,830

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2009	2008

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$21,485	$18,227
Excess of book value over consideration received on sale of U.K. operations to an HSBC affiliate	-	(196)
Capital contribution from parent company	2,685	3,500
Return of capital to parent company	(1,043)	-
Employee benefit plans, including transfers and other	(8)	4

Balance at end of period	$23,119	$21,535

Accumulated deficit
Balance at beginning of period	$(7,245)	$(4,423)
Net loss	(6,216)	(1,461)
Dividend equivalents on HSBC’s Restricted Share Plan	-	(3)
Dividends:
Preferred stock	(27)	(27)

Balance at end of period	$(13,488)	$(5,914)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,378)	$(220)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	540	195
Securities available for sale and interest-only strip receivables	95	(102)
Postretirement benefit plan adjustment, net of tax	15	(3)
Foreign currency translation adjustments	13	(41)

Other comprehensive income, net of tax	663	49

Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. operations	-	(380)

Balance at end of period	$(715)	$(551)

Total common shareholder’s equity	$8,916	$15,070

Comprehensive income (loss)
Net loss	$(6,216)	$(1,461)
Other comprehensive income (loss)	663	49

Comprehensive income (loss)	$(5,553)	$(1,412)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2009	2008

	(in millions)

Cash flows from operating activities
Net loss	$(6,216)	$(1,461)
Loss from discontinued operations	-	(31)

Loss from continuing operations	(6,216)	(1,430)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,553	9,776
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	(57)	-
Gain on receivable sales to HSBC affiliates	(319)	(187)
Goodwill and other intangible impairment	2,308	-
Loss on sale of real estate owned, including lower of cost or market adjustments	101	183
Insurance policy and claim reserves	(2)	(31)
Depreciation and amortization	151	189
Mark-to-market on debt designated at fair value and related derivatives	2,358	(1,879)
Gain on sale of Visa Class B shares	-	(11)
Net change in other assets	(315)	248
Net change in other liabilities	(505)	(627)
Originations of loans held for sale	(27,674)	(17,884)
Sales and collections on loans held for sale	28,205	18,078
Foreign exchange and derivative movements on long term debt and net change in non-FVO related derivative assets and liabilities	(145)	(392)
Other-than-temporary impairment on securities	20	53
Lower of cost or fair value on receivables held for sale	343	298
Other, net	217	339

Cash provided by operating activities – continuing operations	6,023	6,723
Cash provided by operating activities – discontinued operations	-	467

Net cash provided by operating activities	6,023	7,190

Cash flows from investing activities
Securities:
Purchased	(353)	(387)
Matured	294	453
Sold	135	164
Net change in short-term securities available for sale	31	(215)
Net change in securities purchased under agreements to resell	(3,741)	(97)
Net change in interest bearing deposits with banks	(1)	259
Cash from sale of Visa Class B shares	-	11
Proceeds from sale of affiliate preferred stock shares to HSBC Holdings Plc	242	-
Proceeds from sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	106	-
Receivables:
Net (originations) collections	6,823	4,158
Purchases and related premiums	(32)	(37)
Proceeds from sales of real estate owned	1,165	1,370
Cash received from bulk sales of receivables to HSBC Bank USA	8,821	-
Cash received on sales of real estate secured receivables held in portfolio to a third party	-	1,116
Net cash received in sale of U.K. Operations to an affiliate	-	259
Properties and equipment:
Purchased	(47)	(75)
Sold	-	19

Cash provided by investing activities – continuing operations	13,443	6,998
Cash provided by investing activities – discontinued operations	-	494

Net cash provided by investing activities	13,443	7,492

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2009	2008

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(5,018)	26
Net change in due to affiliates	(3,717)	1,015
Long term debt issued	3,118	4,181
Long term debt retired	(15,153)	(22,902)
Insurance:
Policyholders’ benefits paid	(62)	(78)
Cash received from policyholders	26	42
Capital contribution from parent	2,410	3,500
Return of capital to parent	(1,043)	-
Preferred shareholders’ dividends	(27)	(27)

Cash used in financing activities – continuing operations	(19,466)	(14,243)
Cash used in financing activities – discontinued operations	-	(675)

Net cash used in financing activities	(19,466)	(14,918)

Effect of exchange rate changes on cash	-	8

Net change in cash	-	(228)
Cash at beginning of period(1)	255	783

Cash at end of period(1)	$255	$555

Supplemental Noncash Investing and Capital Activities
Fair value of properties added to real estate owned	$963	$1,659

Transfer of receivables to held for sale	$611	$13,047

Transfer of receivables to held for investment	$806	$-

Assumption of indebtedness by HSBC Bank USA related to the bulk receivable sale	$(6,077)	$-

Redemption of the junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$275	$-

(1)	Cash includes $171 million and $34 million for discontinued operations at January 1, 2008 and September 30, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Subsequent events have been evaluated through November 10, 2009, the date this Form 10-Q was issued and filed with the U.S. Securities and Exchange Commission.

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

During the first quarter of 2009, we adopted new disclosure requirements related to derivative instruments, hedging activities and fair value of financial instruments. Additionally, effective January 1, 2009, we early adopted new accounting guidance related to the recognition and presentation of other-than-temporarily impaired debt securities as well as new accounting guidance related to determining fair value when there has been a decrease in the volume and level of market activities and new accounting guidance related to identifying transactions in the marketplace that are not considered to be orderly. See Note 19, “New Accounting Pronouncements,” for further details and related impacts.

HSBC Finance Corporation

2.  Discontinued Operations

United Kingdom In May 2008, we sold all of the common stock of Household International Europe, the holding company for our United Kingdom operations (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), a subsidiary of HSBC. The sales price was GBP 181 million (equivalent to approximately $359 million at the time of sale). At the time of the sale, the assets of the U.K. Operations consisted primarily of net receivables of $4.6 billion and the liabilities consisted primarily of amounts due to HSBC affiliates of $3.6 billion. As a result of this transaction, HOHU assumed the liabilities of our U.K. Operations outstanding at the time of the sale. Because the sale was between affiliates under common control, the book value of the investment in our U.K. Operations in excess of the consideration received at the time of sale which totaled $576 million was recorded as a decrease to common shareholder’s equity. Of this amount, $196 million was reflected as a decrease to additional paid-in-capital and $380 million was reflected as a decrease to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our U.K. Operations were previously reported in the International Segment.

The following summarizes the operating results of our U.K. Operations for 2008 from the beginning of the period through the date of sale during the second quarter of 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

	(in millions)

Net interest income and other revenues	$-	$152
Insurance revenue	-	37
Provision for credit losses	-	(94)
Operating expenses	-	(110)

Loss before income tax	-	(15)
Income tax	-	-

Loss from discontinued operations	$-	$(15)

Canada On November 30, 2008, we sold the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to HSBC Bank Canada. The sales price was approximately $279 million (based on the exchange rate on the date of sale). At the time of the sale, the assets of the Canadian Operations consisted primarily of net receivables of $3.1 billion, available-for-sale securities of $98 million and goodwill of $65 million. Liabilities at the time of the sale consisted primarily of long term debt of $3.1 billion. As a result of this transaction, HSBC Bank Canada assumed the liabilities of our Canadian Operations outstanding at the time of the sale. However, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale. As of September 30, 2009, the outstanding balance of the guaranteed notes was $2.3 billion and the latest scheduled maturity of the notes is May 2012. Because the sale was between affiliates under common control, the book value of the investment in our Canadian Operations in excess of the consideration received at the time of sale which totaled $40 million was recorded as a decrease to common shareholder’s equity. Of this amount, $46 million was reflected as a decrease to additional paid-in-capital and $6 million was reflected as an increase to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our Canadian Operations were previously reported in the International Segment.

HSBC Finance Corporation

The following summarizes the operating results of our Canadian Operations for the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

	(in millions)

Net interest income and other revenues	$130	$404
Provision for credit losses	(61)	(167)
Operating expenses	(123)	(233)

Income (loss) before income tax (expense) benefit	(54)	4
Income tax (expense) benefit	3	(20)

Loss from discontinued operations	$(51)	$(16)

3.  Receivable Portfolio Sales to HSBC Bank USA and Adoption of FFIEC Policies

General Motors and AFL-CIO Union Plus Credit Card Receivable Portfolios In January 2009 upon receipt of regulatory approval, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. At December 31, 2008, the GM and UP Portfolios were included in receivables held for sale with a lower of cost or fair value of $6.2 billion and $5.9 billion, respectively. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. As a result, in the first quarter of 2009 we recorded a gain of $130 million ($84 million after-tax) on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million ($(51) million after-tax) recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. The sales prices were determined based on independent valuation opinions. We retained the customer account relationships and by agreement we sell additional receivable originations generated under existing and future accounts to HSBC Bank USA on a daily basis at fair market value. We continue to service the receivables sold to HSBC Bank USA for a fee.

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

Upon receipt of regulatory approval for the sale of the auto finance receivables discussed above, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our entire auto finance receivable portfolio immediately prior to the sale. Under the revised policy, the principal balance of auto loans in excess of the estimated net realizable value are charged-off no later than the end of the month in which the auto loan becomes 120 days contractually delinquent. Additionally, auto loans subject to a bankruptcy are charged-off at the earlier of (i) the end of the month 60 days after notice of filing and 60 days contractually delinquent, or (ii) the end of the month during which the loan becomes 120 days contractually delinquent. The

HSBC Finance Corporation

adoption of FFIEC charge-off policies for our auto finance portfolio increased our provision for credit losses and reduced our net income in the first quarter of 2009 as summarized below:

Total

(in millions)

Provision for credit losses:
Charge-offs to comply with FFIEC policies	$(87)
Release of credit loss reserves	51

Reduction to income from continuing operations before income tax expense	(36)
Tax benefit	13

Reduction to net income from continuing operations	$(23)

4.  Strategic Initiatives

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken since mid-2007 and continued into the first nine months of 2009 which are summarized below:

2009 Actions

Facility Closures During the second quarter of 2009, we announced the decision to exit certain lease arrangements and consolidate a variety of locations across the United States to increase our operating efficiencies and reduce operating expenses. As a result, we have or will exit over the next 15 to 21 months certain facilities in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; and Tampa, Florida. Additionally, we have decided to consolidate our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility.

During the second quarter of 2009, we recorded $2 million relating to employee termination and associated costs. In addition during the second quarter of 2009, we incurred non-cash charges of $3 million related to the impairment of fixed assets. During the third quarter of 2009, we recorded additional lease termination and associated costs of $3 million related to facilities or portions of facilities we exited during the period. As a result, we have expensed a cumulative total of $8 million in restructuring costs. The restructuring liability relating to severance and lease termination costs was $5 million at September 30, 2009.

HSBC Finance Corporation

Consumer Lending Business In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices. We continue to service and collect the existing receivable portfolio as it runs off, while continuing to assist our mortgage customers by using appropriate modification and other account management programs, which may include facilitating the refinance of a loan with an existing customer in accordance with their financial needs, to maximize collection and home preservation. The following summarizes the restructuring liability relating to our Consumer Lending business recorded through September 30, 2009.

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

	(in millions)

Three months ended September 30, 2009:
Restructuring liability at June 30, 2009	$21	$31	$8	$60
Restructuring costs recorded during the quarter	-	-	-	-
Restructuring costs paid during the quarter	(11)	(16)	(2)	(29)
Adjustments to restructure liability during the period	(4)	-	-	(4)

Restructuring liability at September 30, 2009	$6	$15	$6	$27

Nine months ended September 30, 2009:
Restructuring liability at December 31, 2008	$-	$-	$-	$-
Restructuring costs recorded during the period	87	54	14	155
Restructuring costs paid during the period	(64)	(39)	(8)	(111)
Adjustments to restructure liability during the period	(17)	-	-	(17)

Restructuring liability at September 30, 2009	$6	$15	$6	$27

During the three and nine months ended September 30, 2009, we released $4 million and $17 million, respectively, of one-time termination and other employee benefit cost accruals as we have adjusted our estimates of these costs.

During the first quarter of 2009, we also incurred non-cash charges of $3 million primarily relating to the acceleration of stock based compensation expense and approximately $29 million relating to the impairment of fixed assets and other capitalized costs. We also recorded a curtailment gain of $16 million for other post-retirement benefits as well as a reduction of pension expense of $2 million related to this decision. As a result, we have expensed a cumulative total of $152 million in restructuring costs. We anticipate additional closure costs may be recorded during 2009, however such remaining costs are not expected to be material.

Separate from the reduction of pension expense discussed above, in the third quarter of 2009 we recorded our portion of the expense related to the partial plan termination associated with certain pension benefit plan participants who have left the employment of HSBC Finance since 2007, some of which were terminated as part of our decision to close the Consumer Lending branch offices. This cost is not reflected in the table above. See Note 14, “Pension and Other Postretirement Benefits,” for further details.

In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible assets which resulted in an impairment charge of $14 million during the first quarter of 2009 which represented all of the remaining intangible assets associated with this business. See Note 9, “Intangible Assets,” for additional information related to the intangible asset impairment.

While our Consumer Lending business is operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement in servicing and collecting the receivables.

HSBC Finance Corporation

2008 Actions

Card and Retail Services Business In the third quarter of 2008 we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”). The servicing activities performed in the Servicing Facilities were redeployed to other facilities in our Card and Retail Services businesses. The restructure liability relating to the closure of the Servicing Facilities was $3 million at September 30, 2009 and $4 million at December 31, 2008. We do not anticipate additional restructuring charges will be incurred related to the closure of the Servicing Facilities. As a result of this decision, we have expensed a cumulative total of $10 million in restructuring costs through September 30, 2009.

Additionally, in the fourth quarter of 2008, we decided to further reduce headcount in our Card and Retail Services business and recorded a total of $5 million in restructuring costs. The restructure liability related to this reduction in force, which was $5 million at December 31, 2008, was fully paid during the first half of 2009. We do not anticipate additional restructuring costs associated with this reduction in force will be recorded in future periods.

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

In July 2008, we decided to discontinue new auto loan originations from our dealer and direct-to-consumer channels. We continue to service and collect the existing auto loan portfolio as it pays down. As a result of this decision, we have expensed a cumulative total of $32 million in restructuring costs through September 30, 2009, which includes a $2 million non-cash charge during 2008 relating to the impairment of fixed assets. We anticipate additional restructuring costs will be recorded during 2009, however such remaining costs are not expected to be material. The restructure liability relating to this decision was $3 million and $10 million at September 30, 2009 and December 31, 2008, respectively. While our Auto Finance business is operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement in servicing and collecting the receivables.

Solstice Capital Group, Inc. Operations In December 2008, we decided to cease operations of Solstice Capital Group, Inc. (“Solstice”), a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale. As a result of this decision, we recorded $1 million of one-time termination and other employee benefit costs during the fourth quarter of 2008 which was paid to the affected employees during the first quarter of 2009. No additional restructuring charges are anticipated in future periods.

HSBC Finance Corporation

The following summarizes the changes in the restructure liability during the three and nine months ended September 30, 2009 and 2008 relating to the actions implemented during 2008:

-

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2009:
Restructure liability at June 30, 2009	$-	$8	$8
Restructuring costs paid during the quarter	-	(2)	(2)

Restructure liability at September 30, 2009	$-	$6	$6

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$6	$6	$12
Restructuring costs recorded during the period	19	6	25
Restructuring costs paid during the period	(9)	-	(9)
Adjustments to restructure liability during the quarter	(1)	-	(1)

Restructure liability at September 30, 2008	$15	$12	$27

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Nine months ended September 30, 2009:
Restructure liability at December 31, 2008	$10	$10	$20
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(10)	(4)	(14)
Adjustments to restructure liability during the period	(1)	-	(1)

Restructure liability at September 30, 2009	$-	$6	$6

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$-	$-	$-
Restructuring costs recorded during the period	28	12	40
Restructuring costs paid during the period	(12)	-	(12)
Adjustments to restructure liability during the quarter	(1)	-	(1)

Restructuring liability at September 30, 2008	$15	$12	$27

2007 Actions

Beginning in mid-2007 we undertook a number of actions including the following:

>	Discontinued correspondent channel acquisitions by our Mortgage Services business;

>	Ceased operations of Decision One Mortgage Company;

>	Reduced the Consumer Lending branch network to approximately 1,000 branches at December 31, 2007; and

>	Closed our loan underwriting, processing and collections center in Carmel, Indiana.

HSBC Finance Corporation

The table below summarizes the changes in the restructure liability during the nine months ended September 30, 2009 and three and nine months ended September 30, 2008 relating to the actions implemented during 2007. There were no changes in the restructuring liability during the three months ended September 30, 2009.

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2008:
Restructure liability at June 30, 2008	$2	$24	$26
Restructuring costs recorded during the period	-	-	-
Restructuring costs paid during the period	-	(3)	(3)

Restructuring liability at September 30, 2008	$2	$21	$23

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Nine months ended September 30, 2009:
Restructure liability at December 31, 2008	$1	$17	$18
Restructuring costs recorded during the period	-	-	-
Restructuring costs paid during the period	(1)	(2)	(3)
Adjustments to restructure liability during the period	-	-	-

Restructure liability at September 30, 2009	$-	$15	$15

Nine months ended September 30, 2008:
Restructure liability at December 31, 2007	$17	$37	$54
Restructuring costs recorded during the period	-	4	4
Restructuring costs paid during the period	(9)	(19)	(28)
Adjustments to restructure liability during the period	(6)	(1)	(7)

Restructuring liability at September 30, 2008	$2	$21	$23

Summary of Restructuring Activities The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the nine months ended September 30, 2009 and 2008:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(in millions)

Nine months ended September 30, 2009:
Consumer Lending closure(5)	$70	$54	$14	$14	$152
Facility closures	2	3	-	3	8

	$72	$57	$14	$17	$160

Nine months ended September 30, 2008:
Card and Retail Services	$5	$6	$-	$-	$11
Auto Finance	22	6	-	2	30
Mortgage Services	(3)	4	-	-	1
Consumer Lending	(1)	(1)	-	-	(2)
Carmel Facility	(2)	-	-	-	(2)

	$21	$15	$-	$2	$38

HSBC Finance Corporation

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of loss.

(2)	Lease termination and associated costs and fixed assets write-downs are included as a component of Occupancy and equipment expenses in the consolidated statement of loss.

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of loss.

(4)	Includes $32 million and $2 million of fixed asset write-offs during the nine months ended September 30, 2009 and 2008, respectively, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of loss. The nine months ended September 30, 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of loss.

(5)	Excludes intangible asset impairment charges of $14 million recorded during the nine months ended September 30, 2009.

5.  Securities

Securities consisted of the following available-for-sale investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value

	(in millions)

U.S. Treasury	$141	$1	$-	$142
U.S. government sponsored enterprises(1)	108	4	-	112
U.S. government agency issued or guaranteed	23	1	-	24
Obligations of U.S. states and political subdivisions	30	1	-	31
Asset-backed securities(2)	112	2	(23)	91
U.S. corporate debt securities(3)	1,647	77	(19)	1,705
Foreign debt securities	333	18	-	351
Preferred equity securities	-	-	-	-
Money market funds	648	-	-	648

Subtotal	3,042	104	(42)	3,104
Accrued investment income	31	-	-	31

Total securities available-for-sale	$3,073	$104	$(42)	$3,135

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

	(In millions)

U.S. Treasury	$56	$1	$-	$57
U.S. government sponsored enterprises(1)	149	6	-	155
U.S. government agency issued or guaranteed	34	-	-	34
Obligations of U.S. states and political subdivisions	35	-	(1)	34
Asset-backed securities(2)	162	-	(34)	128
U.S. corporate debt securities(3)	1,702	22	(68)	1,656
Foreign debt securities	268	5	(4)	269
Preferred equity securities(4)	64	1	(13)	52
Money market funds	679	-	-	679

Subtotal	3,149	35	(120)	3,064
Accrued investment income	30	-	-	30

Total securities available-for-sale	$3,179	$35	$(120)	$3,094

HSBC Finance Corporation

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

(2)	At September 30, 2009 and December 31, 2008, the majority of our asset-backed securities are residential mortgage-backed securities.

(3)	At September 30, 2009 and December 31, 2008, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	At December 31, 2008, substantially all of our preferred equity securities were perpetual preferred equity investments in the utilities and financial services sectors which were sold in the first half of 2009.

A summary of gross unrealized losses and related fair values as of September 30, 2009 and December 31, 2008, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
September 30, 2009	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	5	$-	$25	-	$-	$-
U.S. government sponsored enterprises	1	-	5	1	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	1	-	-	-	-	-
Asset-backed securities	2	(2)	9	22	(21)	41
U.S. corporate debt securities	7	-	25	69	(19)	201
Foreign debt securities	3	-	8	-	-	-

	19	$(2)	$72	92	$(40)	$242

	Less Than One Year			Greater Than One Year
	Number	Gross	Aggregate	Number	Gross	Aggregate
	of	Unrealized	Fair Value of	of	Unrealized	Fair Value of
December 31, 2008	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. government sponsored enterprises	3	$-	$6	8	$-	$4
U.S. government agency issued or guaranteed	-	-	-	1	-	4
Obligations of U.S. states and political subdivisions	6	(1)	28	-	-	-
Asset-backed securities	30	(10)	90	15	(24)	19
U.S. corporate debt securities	331	(39)	755	83	(29)	255
Foreign debt securities	25	(3)	69	12	(1)	20
Preferred equity securities	26	(6)	25	18	(7)	17

	421	$(59)	$973	137	$(61)	$319

Gross unrealized losses decreased during the first nine months of 2009 primarily due to the impact of lower credit spreads, partially offset by rising interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. Our decision in the first quarter of 2009 to discontinue new customer account originations in our Consumer Lending business adversely impacted certain insurance subsidiaries that hold perpetual preferred securities. Therefore, during the first quarter of 2009 we

HSBC Finance Corporation

determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost and, therefore, these securities were deemed to be other-than-temporarily impaired. We subsequently sold our entire portfolio of perpetual preferred securities during the second quarter of 2009. There were no impairment losses recorded during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we recorded $20 million of impairment losses related to perpetual preferred securities. The entire unrealized loss was recorded in earnings in accordance with new accounting guidance related to the recognition of other-than-temporary impairment associated with debt securities which we early adopted effective January 1, 2009 and is described more fully below, as we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost. We do not consider any other securities to be other-than-temporarily impaired because we expect to recover the entire amortized cost basis of the securities and we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

On-Going Assessment for Other-Than Temporary Impairment

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. Subsequent to the adoption of new accounting principles related to the determination of other-than-temporary impairments on January 1, 2009, a debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we then assess whether the unrealized loss is other-than-temporary. Prior to January 1, 2009, unrealized losses on all securities that were determined to be temporary were recorded, net of tax, in other comprehensive income and unrealized losses that were determined to be other-than-temporary were recorded entirely to earnings.

Under the new accounting principles early adopted effective January 1, 2009, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized net of tax in other comprehensive income (loss) provided we do not intend to sell the underlying debt security and it is more-likely-than-not that we would not have to sell the debt security prior to recovery.

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

At September 30, 2009, approximately 90 percent of our corporate debt securities are rated A- or better. At September 30, 2009, approximately 70 percent of our asset-backed securities, which totaled $91 million, are rated

HSBC Finance Corporation

“AAA.” However, without an economic recovery in the near-term, spreads returning to levels that reflect underlying credit characteristics and liquidity continuing to return to the markets, other-than-temporary impairments may occur in future periods.

Proceeds from the sale or call of available-for-sale investments totaled approximately $138 million and $211 million during the nine months ended September 30, 2009 and 2008, respectively. We realized gross gains of $11 million and $4 million during the nine months ended September 30, 2009 and 2008, respectively. We realized gross losses of $3 million and $14 million during the nine months ended September 30, 2009 and 2008, respectively.

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At September 30, 2009
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$24	$116	$1	$-	$141
Fair value	24	117	1	-	142
Yield(1)	1.93%	1.93%	4.95%	-%	1.95%
U.S. government sponsored enterprises:
Amortized cost	$-	$6	$49	$53	$108
Fair value	-	6	52	54	112
Yield(1)	-%	5.28%	4.71%	4.96%	4.86%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$23	$23
Fair value	-	-	-	24	24
Yield(1)	-%	-%	-%	5.03%	5.03%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$12	$18	$30
Fair value	-	-	12	19	31
Yield(1)	-%	-%	4.06%	3.99%	4.02%
Asset-backed securities:
Amortized cost	$1	$5	$32	$74	$112
Fair value	1	6	33	51	91
Yield(1)	7.45%	5.56%	4.82%	3.24%	3.84%
U.S. corporate debt securities:
Amortized cost	$115	$814	$217	$501	$1,647
Fair value	117	854	222	512	1,705
Yield(1)	4.31%	4.92%	4.95%	5.37%	5.02%
Foreign debt securities:
Amortized cost	$25	$213	$70	$25	$333
Fair value	26	226	71	28	351
Yield(1)	4.58%	4.55%	3.80%	6.51%	4.54%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

6.  Receivables

Receivables consisted of the following:

	September 30,	December 31,
	2009	2008

	(in millions)

Real estate secured	$64,527	$71,666
Auto finance	4,598	7,621
Credit card	11,471	13,231
Private label(1)	-	65
Personal non-credit card	12,552	15,568
Commercial and other	54	93

Total receivables	93,202	108,244
HSBC acquisition purchase accounting fair value adjustments, net	(9)	(26)
Accrued finance charges	2,448	2,445
Credit loss reserve for receivables	(12,596)	(12,415)
Unearned credit insurance premiums and claims reserves	(197)	(227)

Total receivables, net	$82,848	$98,021

(1)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $20 million as of September 30, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Secured financings of $6.1 billion at September 30, 2009 were secured by $9.2 billion of real estate secured, auto finance and credit card receivables. Secured financings of $15.0 billion at December 31, 2008 were secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Purchased Receivable Portfolios:

In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. Receivables purchased for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and for which the associated line of credit had been closed, if applicable, were recorded upon acquisition at an amount dependent upon the cash flows expected to be collected (“Purchased Impaired Receivables”). The difference between these expected cash flows and the purchase price represents an accretable yield which is amortized to interest income over the life of the receivable. The carrying amount of Champion real estate secured receivables subject to these accounting requirements was $49 million and $62 million at September 30, 2009 and at December 31, 2008, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $69 million and $76 million at September 30, 2009 and December 31, 2008, respectively. Credit loss reserves of $16 million and $6 million as of September 30, 2009 and December 31, 2008, respectively, were held for the acquired Champion receivables subject to accounting requirements for Purchased Impaired Receivables due to a decrease in the expected future cash flows since the acquisition.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables some of which were also subject to the accounting requirements for Purchased Impaired Receivables as described above. The carrying amount of the credit card receivables acquired from Metris which were subject to these accounting requirements was $39 million and $52 million at September 30, 2009 and

HSBC Finance Corporation

December 31, 2008, respectively, and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $44 million and $77 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, no credit loss reserve for the acquired Metris receivables subject to accounting requirements for Purchased Impaired Receivables was established as there has been no decrease to the expected future cash flows since the acquisition.

The following summarizes the accretable yield on Metris and Champion receivables at September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,(1)(2)		September 30,(1)(2)
	2009	2008	2009	2008

	(in millions)

Accretable yield at beginning of period	$(22)	$(34)	$(28)	$(36)
Accretable yield amortized to interest income during the period	8	8	23	26
Reclassification from non-accretable difference(3)	-	(5)	(9)	(21)

Accretable yield at end of period	$(14)	$(31)	$(14)	$(31)

(1)	For the Champion portfolio, there was a reclassification to non-accretable difference from accretable yield of $1 million during both the three and nine months ended September 30, 2009. There was a reclassification to accretable yield from non-accretable difference of $2 million and $6 million during the three and nine months ended September 30, 2008, respectively.

(2)	For the Metris portfolio, there was a reclassification to accretable yield from non-accretable difference of $1 million and $10 million during the three and nine months ended September 30, 2009, respectively. There was a reclassification to accretable yield from non-accretable difference of $3 million and $15 million during the three and nine months ended September 30, 2008, respectively.

(3)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

Troubled Debt Restructurings (“TDR”):

The following tables present information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30,	December 31,
	2009	2008

	(in millions)

TDR Loans(1):
Real estate secured:
Mortgage Services	$3,008	$2,662
Consumer Lending	2,927	1,674

Total real estate secured(3)	5,935	4,336
Auto finance	274	191
Credit card	222	403
Personal non-credit card	810	590

Total TDR Loans	$7,241	$5,520

HSBC Finance Corporation

	September 30,	December 31,
	2009	2008

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$474	$383
Consumer Lending	555	341

Total real estate secured	1,029	724
Auto finance	67	45
Credit card	52	80
Personal non-credit card	203	108

Total credit loss reserves for TDR Loans(2)	$1,351	$957

(1)	Includes TDR balances reported as receivables held for sale for which there are no credit loss reserves as they are carried at lower of cost or fair value. At September 30, 2009, TDR loans include $14 million and $36 million of credit card and auto finance receivables held for sale, respectively. At December 31, 2008, TDR loans include $138 million of credit card receivables held for sale.

(2)	Included in credit loss reserves.

(3)	The increase in TDR Loans for real estate secured receivables primarily reflects a change in the way in which TDR Loans are reported. Beginning in the third quarter of 2009, we now have the ability to report TDR Loans that are considered “active” modifications, as well as certain accounts related to customers who received modifications which qualified as a TDR, but did not remain in compliance with the modified loan terms and were subsequently removed from the modification program. As disclosed in the 2008 Form 10-K, we previously did not have the ability to track and report such loans as TDR Loans once they left a qualifying modification status. These additional accounts represented substantially all of the increase since June 2009 in real estate secured TDR Loans being reported. This change in reporting real estate secured TDR Loans did not significantly impact our overall reserve levels. There remains a portion of loans which have not yet been appropriately captured by the tracking and reporting enhancements implemented to date for which tracking enhancements continue.

The following table presents information about average TDR Loan balances and interest income recognized on TDR loans during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Average balance of TDR Loans	$6,011	$4,868	$5,731	$4,203
Interest income recognized on TDR Loans	101	83	280	202

Concentrations of Credit Risk:

We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables and receivables held for sale have high loan-to-value ratios. Our receivables and receivables held for sale portfolios include the following types of loans:

•	Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect their ability to repay the loan in the future when the principal payments are required.

•	ARM loans – A loan which allows the lender to adjust pricing on the loan in line with interest rate movements. A customer’s financial situation and the general interest rate environment at the time of the interest rate reset could affect the customer’s ability to repay or refinance the loan after adjustment.

•	Stated income loans – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.

HSBC Finance Corporation

The following table summarizes the outstanding principal balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

	(in billions)

Interest-only loans	$1.5	$2.2
ARM loans(1)(2)	11.3	13.4
Stated income loans	4.3	5.2

(1)	At September 30, 2009 and December 31, 2008, $511 million and $3.3 billion of our ARM loan portfolio will experience their first interest rate reset during the remainder of 2009 based on original contractual reset date and the outstanding receivable levels at the end of each period. ARM loans with initial reset dates after 2009 are not significant.

(2)	We do not have any option ARM loans in our portfolio.

At September 30, 2009 and December 31, 2008, interest-only, ARM and stated income loans comprise 25 percent and 27 percent of real estate secured receivables, including receivables held for sale, respectively.

7.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$12,834	$10,761	$12,415	$10,413
Provision for credit losses	2,172	3,759	7,553	9,776
Charge-offs	(2,549)	(2,806)	(7,727)	(8,212)
Recoveries	149	176	421	563
Receivables transferred to held for sale	(10)	(249)	(66)	(889)
Release of credit loss reserves related to loan sales	-	-	-	(10)

Credit loss reserves at end of period	$12,596	$11,641	$12,596	$11,641

8.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	September 30,	December 31,
	2009	2008

	(in millions)

Real estate secured(1)	$6	$323
Auto finance	538	2,786
Credit card	556	13,571

Total receivables held for sale, net	$1,100	$16,680

HSBC Finance Corporation

(1)	Includes the following receivables which were originated with the intent to sell:

	September 30,	December 31,
	2009	2008

	(in millions)

Real estate secured receivables:
Consumer Lending	$-	$53
Mortgage Services	6	45

Total	$6	$98

The following table shows the activity in receivables held for sale during the nine months ended September 30, 2009:

Receivables
Held for Sale

(in millions)

Receivables held for sale – December 31, 2008	$16,680
Transfer of auto finance receivables into receivables held for sale at the lower of cost or fair value	533
Receivable sales	(14,885)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale, net(1)	(332)
Transfer of real estate secured and credit card receivables into receivables held for investment	(806)
Net change in receivable balance	(90)

Receivables held for sale – September 30, 2009	$1,100

(1)	Includes $4 million with respect to real estate secured loans originated with the intent to sell.

In January 2009, we sold our GM and UP Portfolios as well as certain auto finance receivables to HSBC Bank USA. See Note 3, “Receivable Portfolio Sales to HSBC Bank USA and Adoption of FFIEC Policies,” for details of these transactions.

In March and September 2009, we transferred real estate secured receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future, generally twelve months for real estate secured receivables. These receivables were transferred at their current fair market value of $216 million.

In June 2009, we transferred credit card receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future. These receivables were transferred at their current fair market value of $590 million.

HSBC Finance Corporation

In June 2009 and September 2009, we identified certain auto finance receivables with a fair value of $450 million and $83 million, respectively, for which we no longer have the intent to hold for the foreseeable future, generally twelve months for auto finance receivables. Accordingly, these receivables, which were previously held for investment purposes, have been transferred to held for sale during the second and third quarters of 2009. These receivables are now carried at the lower of cost or fair value which resulted in a lower of cost or fair value adjustment of $6 million and $44 million, respectively, at the date of transfer during the three and nine months ended September 30, 2009. The following summarizes the components of this adjustment:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

	(in millions)

Provision for credit losses(1)	$5	$33
Other income(2)	1	11

Lower of cost or fair value adjustment	$6	$44

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale.

(2)	Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity.

As a result of the adverse economic conditions in the U.S., we have recorded a valuation allowance associated with receivables held for sale subsequent to the initial transfer to receivables held for sale. The valuation allowance related to loans held for sale is presented in the following table:

(in millions)

Valuation allowance at December 31, 2008	$358
Increase in allowance for net reductions in market value	337
Decreases in valuation allowance for loans sold, charged-off or transferred to held for investment	(483)

Valuation allowance September 30, 2009	$212

9.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

September 30, 2009
Purchased credit card relationships and related programs	$1,736	$-	$958	$778
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	264	9

Total	$2,351	$172	$1,392	$787

December 31, 2008
Purchased credit card relationships and related programs	$1,736	$-	$855	$881
Consumer loan related relationships	333	158	170	5
Technology, customer lists and other contracts	282	-	246	36

Total	$2,351	$158	$1,271	$922

HSBC Finance Corporation

Our purchased credit card relationships are being amortized to their estimated residual value of $162 million as of September 30, 2009 and December 31, 2008.

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

Changes in the carrying amount of goodwill are as follows:

	2009	2008

	(in millions)

Balance at January 1,	$2,294	$2,635
Goodwill impairment related to Insurance Services business	(260)	-
Goodwill impairment related to Card and Retail Services business	(2,034)	-
Change in estimate of the tax basis of assets and liabilities	-	(3)

Balance at September 30,	$-	$2,632

We performed an interim goodwill impairment test of our Card and Retail Services business during both the first and second quarter of 2009 as a result of the continuing deterioration of the economic conditions in the United States. In the interim goodwill impairment test performed during the first quarter of 2009, a review of cost of capital requirements resulted in the use of a higher discount rate in our discounted cash flow model which, when combined with the changes in fair value of certain reporting unit assets and liabilities, resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. As a result, during the first quarter of 2009, we recorded an impairment charge of $393 million relating to this business. For the interim impairment test during the second quarter of 2009, the continued deterioration in economic and credit conditions, including rising unemployment rates, as well as the consideration of various legislative and regulatory actions, resulted in a significant reduction in our estimated future cash flows. When combined with the changes in fair value of certain reporting unit assets and liabilities, these changes resulted in the impairment of all of the remaining goodwill allocated to our Card and Retail Services reporting unit. As a result, during the second quarter of 2009, we recorded an additional impairment charge of $1,641 million.

HSBC Finance Corporation

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

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Historically, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We do not use leveraged derivative financial instruments.

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

Forwards are agreements between two parties, committing one to sell and the other to buy a specific quantity of an instrument on some future date. The parties agree to buy or sell at a specified price in the future, and their profit or loss is determined by the difference between the arranged price and the spot price when the contract is settled. We use foreign exchange rate forward contracts to reduce our exposure to foreign currency exchange risk related to our debt liabilities. Cash requirements for forward contracts include the receipt or payment of cash upon the sale or purchase of the instrument.

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

HSBC Finance Corporation

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

At September 30, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At September 30, 2009 and December 31, 2008, we provided third party swap counterparties with $36 million and $26 million of collateral, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At September 30, 2009 and December 31, 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.3 billion and $2.9 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At September 30, 2009, we had derivative contracts with a notional value of approximately $67.5 billion, including $66.2 billion outstanding with HSBC Bank USA. At December 31, 2008, we had derivative contracts with a notional value of approximately $79.7 billion, including $77.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $103 million and $124 million at September 30, 2009 and December 31, 2008,

HSBC Finance Corporation

respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$-	$19	Derivative related liabilities	$33	$18
Currency swaps	Derivative financial assets	373	238	Derivative related liabilities	-	-

Total fair value hedges		$373	$257		$33	$18

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of loss as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

			Amount of Gain		Amount of Gain		Amount of Gain		Amount of Gain
		Location of	(Loss)		(Loss)		(Loss)		(Loss)
		Gain (Loss)	Recognized in		Recognized in		Recognized in		Recognized in
		Recognized in	Income		Income		Income		Income
		Income on	On the Derivative		On Hedged Items		On the Derivative		On Hedged Items
		Hedged Item	Three Months Ended September 30,				Nine Months Ended September 30,
	Hedged Item	and Derivative	2009	2008	2009	2008	2009	2008	2009	2008

			(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative income (expense)	$1	$23	$-	$(21)	$(7)	$-	$15	$1
Currency swaps	Fixed rate borrowings	Derivative Income (expense)	11	63	(10)	(44)	44	33	(42)	(3)

Total			$12	$86	$(10)	$(65)	$37	$33	$(27)	$(2)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) net of tax and totaled a loss of $(685) million and $(1,193) million at September 30, 2009 and December 31, 2008, respectively. We expect $(616) million ($(398) million after tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(583)	$(1,056)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	1,500	1,164	Derivative related liabilities	-	-

Total cash flow hedges		$917	$108		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

				Gain (Loss)
				Reclassed			Gain (Loss)
	Gain (Loss)			from			Recognized
	Recognized in			Accumulated		Location of Gain	in
	OCI		Location of Gain	OCI into		(Loss) Recognized	Income on
	on Derivative		(Loss) Reclassified	Income		in Income on	Derivative
	(Effective		from Accumulated	(Effective		the Derivative	(Ineffective
	Portion)		OCI into Income	Portion)		(Ineffective	Portion)
	2009	2008	(Effective Portion)	2009	2008	Portion)	2009	2008

				(in millions)

Three Months Ended September 30,
Interest rate swaps	$(13)	$(20)	Interest expense	$(2)	$(3)	Derivative income (expense)	$-	$(6)
Currency swaps	(29)	235	Interest expense	(9)	(18)	Derivative income (expense)	(1)	13

Total	$(42)	$215		$(11)	$(21)		$(1)	$7

Nine Months Ended September 30,
Interest rate swaps	$359	$79	Interest expense	$(9)	$(9)	Derivative income (expense)	$9	$(4)
Interest rate swaps	-	-	Gain on bulk receivable sale to HSBC affiliates	(80)	-		-	-
Currency swaps	354	146	Interest expense	(41)	(71)	Derivative income (expense)	61	14

Total	$713	$225		$(130)	$(80)		$70	$10

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

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(123)	$(324)	Derivative related liabilities	$10	$-
Currency swaps	Derivative financial assets	106	44	Derivative related liabilities	-	-

Total non-qualifying hedges		$(17)	$(280)		$10	$-

HSBC Finance Corporation

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss) Recognized in
		Derivative Income (Expense)
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivative	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Derivative income (expense)	$(183)	$(11)	$(11)	$-
Currency contracts	Derivative income (expense)	3	13	(2)	20

Total		$(180)	$2	$(13)	$20

In addition to the non-qualifying hedges described above, we have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 12, “Fair Value Option,” for further discussion.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2009	2008	Location	2009	2008
		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$1,228	$1,746	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	854	574	Derivative related liabilities	-	-

Total		$2,082	$2,320		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt:

		Amount of Gain (Loss) Recognized
		in Derivative Income (Expense)
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivative	2009	2008	2009	2008

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$292	$242	$(17)	$339
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	85	140	180	73

Total		$377	$382	$163	$412

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	September 30, 2009	December 31, 2008

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$17,963	$26,105
Currency swaps	15,373	18,648

	33,336	44,753

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	6,331	3,610
Purchased caps	961	1,581
Foreign exchange:
Swaps	1,299	1,228
Forwards	521	2

	9,112	6,421

Derivatives associated with debt carried at fair value:
Interest rate swaps	20,919	25,104
Currency swaps	4,122	3,379

	25,041	28,483

Total	$67,489	$79,657

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

Long term debt at September 30, 2009 of $74.2 billion includes $28.4 billion of fixed rate debt carried at fair value. At September 30, 2009, we have not elected FVO for $20.4 billion of fixed rate debt. Fixed rate debt accounted for under FVO at September 30, 2009 has an aggregate unpaid principal balance of $27.7 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $565 million. Long term debt at December 31, 2008 of $90.0 billion includes $28.3 billion of fixed rate debt carried at fair value. At December 31, 2008, we have not elected FVO for $23.9 billion of fixed rate debt for the reasons discussed above. Fixed rate debt accounted for under FVO at December 31, 2008 has an aggregate unpaid principal balance of $29.8 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $413 million.

HSBC Finance Corporation

The components of “Gain (loss) on debt designated at fair value and related derivatives” were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Gains (losses)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$(156)	$(263)	$732	$(300)
Credit risk component	(1,468)	1,592	(2,799)	1,912

Total mark-to-market on debt designated at fair value	(1,624)	1,329	(2,067)	1,612
Mark-to-market on the related derivatives(1)	194	279	(291)	267
Net realized gains (losses) on the related derivatives	183	103	454	145

Total	$(1,247)	$1,711	$(1,904)	$2,024

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative income associated with debt designated at fair value was a loss of $(160) million and a gain of $395 million for the three months ended September 30, 2009 and 2008, respectively, and a loss of $(152) million and a gain of $90 million for the nine months ended September 30, 2009 and 2008, respectively. Offsetting gains (losses) recorded in derivative income associated with the related derivatives was a gain of $160 million and a loss of $(395) million for the three months ended September 30, 2009 and 2008, respectively, and a gain of $152 million and a loss of $(90) million for the nine months ended September 30, 2009 and 2008, respectively.

The movement in the fair value reflected in Gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which have increased the value of our debt by $639 million at September 30, 2009 and decreased the value of our debt by $1.5 billion at December 31, 2008.

The change in the fair value of the debt and the change in value of the related derivatives reflects the following:

•	Interest rate curve – In the third quarter of 2009, the U.S. LIBOR curve shifted down resulting in losses in the interest rate component of the mark-to-market on debt designated at fair value and gains in the mark-to-market on the related derivatives in the current quarter. The year-to-date period was impacted by a steepening of the U.S. LIBOR curve relative to the U.S. LIBOR curve at the beginning of the year which resulted in gains on the mark-to-market of the debt designated at fair value and losses on the mark-to-market of the related derivative. In the three and nine months ended September 30, 2008, falling long term U.S. interest rates resulted in a loss in the interest rate component on debt designated at fair value and an increase in the value of the related derivative in both periods. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by the differences in cash flows and valuation methodologies for the debt and related derivative. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other. Furthermore, certain derivatives have been put by the counterparty resulting in certain FVO debt having no related derivatives which increases the net difference between the change in the value of the interest rate component of the debt and the change in the value of the derivatives. Income from net realized gains increased due to reduced short term U.S. interest rates.

HSBC Finance Corporation

•	Credit – Our credit spreads tightened in the second and third quarter of 2009 due to increased market confidence and improvements in marketplace liquidity which resulted in an overall tightening during the year-to-date period. For the three and nine months ended September 30, 2008, changes in the credit risk component of the debt were impacted by a combination of a general lack of liquidity in the secondary bond market across all sectors and a widening of our new issue and secondary bond market credit spreads. The fair value benefit from the change of our credit spreads is a result of having historically raised debt at credit spreads which were not available under 2008 market conditions.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2009 should not be considered indicative of the results for any future periods.

13.  Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended September 30,	2009		2008

	(dollars are in millions)

Tax benefit at the U.S. Federal statutory income tax rate	$(808)	(35.0)%	$(108)	(35.0)%
Increase (decrease) in rate resulting from:
Goodwill impairment	-	-	-	-
Adjustment to valuation allowance on deferred tax assets	(384)	(16.6)	43	14.0
State and local taxes, net of Federal benefit and state valuation allowance	(13)	(.6)	-	-
Low income housing and other tax credits	-	-	(14)	(4.6)
Other	25	1.1	(9)	(3.0)

Total income tax benefit	$(1,180)	(51.1)%	$(88)	(28.6)%

Nine Months Ended September 30,	2009		2008

	(dollars are in millions)

Tax benefit at the U.S. Federal statutory income tax rate	$(2,820)	(35.0)%	$(747)	(35.0)%
Increase (decrease) in rate resulting from:
Goodwill impairment	798	9.9	-	-
Adjustment to valuation allowance on deferred tax assets	165	2.0	52	2.4
Receivable portfolio affiliate sales	(47)	(0.6)	-	-
State and local taxes, net of Federal benefit and state valuation allowance	(7)	(0.1)	(49)	(2.3)
State rate change effect on net deferred taxes	32	0.4	65	3.0
Low income housing and other tax credits	(18)	(0.2)	(39)	(1.8)
Other	57	0.8	14	0.7

Total income tax benefit	$(1,840)	(22.8)%	$(704)	(33.0)%

The difference in the effective tax rate for the three months ended September 30, 2009 as compared to the prior year quarter reflects an adjustment to the valuation allowance and a relatively higher pre-tax loss in the current quarter. A portion of the decrease in the valuation allowance relates to a $143 million out-of-period adjustment originating in the second quarter of 2009 which was corrected in the third quarter. This related to a reclassification of a deferred tax asset to a current tax asset for the same amount resulting from a tax return filing adjustment. The adjustment was not material to either the second quarter or the third quarter of 2009. The effective tax rate for the nine months ended

HSBC Finance Corporation

September 30, 2009 was significantly impacted by the non-tax deductible impairment of goodwill. Additionally, the effective tax rate for the nine months ended September 30, 2009 was impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

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

In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. The HNAH Group has continued to consider the impact of the economic environment on the North American businesses and the expected growth of the deferred tax assets. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of further home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC’s commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets, including net operating loss carryforwards, will be utilized.

Currently, it has been determined that the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of net deferred tax assets of approximately $5.9 billion for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. As it relates to the growth in the HNAH consolidated deferred tax asset, HSBC decided to limit the level and duration of excess HNAH Group capital it will reinvest in the U.S. operations in future years as part of the primary tax planning strategy.

Therefore, although a significant part of the net deferred tax assets are supported by the aforementioned tax planning strategies, it has been determined that for the residual portion of the net deferred tax assets, it is not more-

HSBC Finance Corporation

likely-than-not that the expected benefits to be generated by the various tax planning strategies are sufficient to ensure full realization. As such, a valuation allowance has been recorded by the HNAH Group relative to growth in the deferred tax asset in excess of the level discussed above.

The aforementioned HNAH Group valuation allowance has been allocated to the principal subsidiaries, including HSBC Finance Corporation. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.

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

HSBC Finance Corporation Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.6 billion and $3.3 billion as of September 30, 2009 and December 31, 2008 respectively.

During the three months ended September 30, 2009, we reduced the Federal valuation allowances on deferred tax assets by $384 million due to changes in estimates of the expected tax liability for the HNAH Group and the impact of this on our projected deferred tax assets, including an out-of-period adjustment as discussed above. However, during the nine months ended September 30, 2009, we increased the Federal valuation allowance on deferred tax assets by $165 million. The increase in the valuation allowance relates primarily to net operating loss carryforwards, future tax deductions relating to book and tax basis differences and foreign and other tax credit carryforwards.

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

HSBC Finance Corporation

14.  Pension and Other Post-retirement Benefits

The components of pension expense for the domestic defined benefit pension plan reflected in our consolidated statement of loss are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America pension plan which has been allocated to HSBC Finance Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Service cost – benefits earned during the period	$9	$13	$27	$43
Interest cost	17	19	52	55
Expected return on assets	(12)	(22)	(36)	(64)
Partial plan termination	10	-	10	-
Recognized losses	9	1	26	1

Net periodic benefit cost	$33	$11	$79	$35

The overall increase in pension expense during 2009 was due to the amortization of a portion of the actuarial losses incurred by the plan and reduced expectations of returns on plan assets as a result of the volatile capital markets that occurred in 2008.

Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was either terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period will also be deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $10 million, representing our share of the partial plan termination cost, was recognized during the three months ended September 30, 2009.

Components of the net periodic benefit cost for our post-retirement benefits other than pensions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Service cost – benefits earned during the period	$1	$-	$2	$2
Interest cost	3	2	9	9
Gain on curtailment	-	-	(16)	(4)
Recognized gains	(1)	-	(3)	(2)

Net periodic post-retirement benefit cost	$3	$2	$(8)	$5

During the nine months ended September 30, 2009, we recorded a curtailment gain of $16 million due to a reduction in the benefits to be provided by the postretirement benefit plan as a result of the decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices.

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

	September 30, 2009	December 31, 2008

	(in millions)

Assets and (Liabilities):
Cash	$237	$237
Securities purchased under agreements to resell	3,716	1,025
Derivative related assets (liability), net	89	(461)
Affiliate preferred stock received in sale of U.K. credit card business	-	219
Other assets	131	310
Due to affiliates	(9,551)	(13,543)
Other liabilities	(126)	(272)

HSBC Finance Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Income/(Expense):
Interest expense paid to HSBC affiliates(1)	$(271)	$(249)	$(859)	$(768)
Interest income from HSBC affiliates	2	4	6	30
Net gain on bulk sale of receivables to HSBC Bank USA	-	-	57	-
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of domestic private label receivable originations	7	26	31	89
Daily sales of credit card receivables	94	37	286	96
Sales of real estate secured receivables	-	2	2	2

Total gain on receivable sales to HSBC affiliates	101	65	319	187

Loss on sale of affiliate preferred stock	-	-	(6)	-
Servicing and other fees from HSBC affiliates:
HSBC Bank USA, National Association (“HSBC Bank USA”):
Real estate secured servicing revenue	1	1	4	5
Private label and card receivable servicing and related fees	155	105	482	323
Auto finance receivable servicing and related fees	14	1	44	2
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	11	12	33	32
HSBC Technology and Services (USA) Inc. (“HTSU”)	4	4	9	12

Total servicing and other fees from HSBC affiliates	185	123	572	374

Taxpayer financial services loan origination and other fees	-	-	(11)	(13)
Support services from HSBC affiliates:
HTSU	(191)	(195)	(623)	(606)
HSBC Global Resourcing (UK) Ltd.	(41)	(42)	(128)	(127)
Other HSBC affiliates	(10)	(13)	(27)	(39)

Total support services from HSBC affiliates	(242)	(250)	(778)	(772)

Stock based compensation expense with HSBC	(8)	(15)	(25)	(48)
Insurance commission paid to HSBC Bank Canada	(4)	(2)	(14)	(6)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliate debt.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

HSBC Finance Corporation

•	In January 2009, we also sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million. We continue to service these auto finance receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new originations on these credit card receivables to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis substantially all new private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

•	The following table summarizes the private label, credit card (including the GM and UP Portfolios), auto finance and real estate secured receivables we are servicing for HSBC Bank USA at September 30, 2009 and December 31, 2008 as well as the receivables sold on a daily basis during the three and nine months ended September 30, 2009 and 2008:

		Credit Cards
		General	Union		Auto	Real Estate
	Private Label	Motors	Privilege	Other	Finance	Secured	Total

	(in billions)

Receivables serviced for HSBC Bank USA:
September 30, 2009	$15.2	$5.4	$5.6	$2.0	$2.3	$1.8	$32.3
December 31, 2008	18.0	-	-	2.0	-	2.1	22.1
Receivables sold on a daily basis to HSBC Bank USA during the three months ended:
September 30, 2009	$3.6	$3.7	$.9	$1.1	$-	$-	$9.3
September 30, 2008	4.7	-	-	1.2	-	-	5.9
Receivables sold on a daily basis to HSBC Bank USA during the nine months ended:
September 30, 2009	$11.0	$10.8	$2.7	$3.2	$-	$-	$27.7
September 30, 2008	14.2	-	-	3.6	-	-	17.8

During the three and nine months ended September 30, 2009, fees received for servicing these loan portfolios totaled $170 million and $530 million, respectively, as compared to $107 million and $330 million during the year-ago periods.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

HSBC Finance Corporation

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.6 billion and $2.0 billion at September 30, 2009 and December 31, 2008, respectively. Fees paid relating to the servicing of this portfolio totaled $1 million and $6 million during the three and nine months ended September 30, 2009, respectively, and are reported in Support services from HSBC affiliates. Fees paid for servicing this portfolio totaled $3 million and $10 million during the three and nine months ended September 30, 2008, respectively.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $15 million (after-tax).

•	HSBC Bank USA and HSBC Trust Company (Delaware), N.A. (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $11 million and $13 million during the nine months ended September 30, 2009 and 2008, respectively. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either September 30, 2009 or December 31, 2008.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility and there were no balances outstanding at September 30, 2009 or December 31, 2008.

•	HSBC Bank USA extended a $1.0 billion committed credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This is a 364 day credit facility and there were no balances outstanding at September 30, 2009 or December 31, 2008.

Transactions with HSBC Holdings plc:

•	During the second quarter of 2009, we sold to HSBC $248 million of affiliate preferred stock which we had received on the sale of our U.K. credit card business. As a result, we recorded a loss on sale of $6 million which is included as a component of other income in the consolidated statement of loss.

•	At September 30, 2009 and December 31, 2008, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. The $2.5 billion credit facility was renewed in September 2009 for an additional 364 days. No balances were outstanding under this credit facility at September 30, 2009 or December 31, 2008. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of loss.

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million during the nine months ended September 30, 2009 and $4 million and $13 million during the three and nine months ended September 30, 2008, respectively. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of loss.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock

HSBC Finance Corporation

based compensation expense with HSBC. As of September 30, 2009, our share of future compensation cost related to grants which have not yet fully vested is approximately $34 million. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced by a line of credit from another affiliate. Interest income associated with this line of credit was recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

•	Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a reduction of occupancy and equipment expenses, and for certain administrative costs, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU recorded as a reduction of occupancy and equipment expense was $11 million and $36 million during the three and nine months ended September 30, 2009, respectively. Rental revenue from HTSU was $12 million and $36 million during the three and nine months ended September 30, 2008, respectively.

•	During the fourth quarter of 2008, we sold miscellaneous assets to HTSU for a purchase price equal to the book value of these assets of $41 million.

Transactions with other HSBC affiliates:

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $66.2 billion and $77.9 billion at September 30, 2009 and December 31, 2008, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.3 billion and $2.9 billion at September 30, 2009 and December 31, 2008, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates, which totaled $9.6 billion and $13.5 billion at September 30, 2009 and December, 31, 2008, respectively, includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $1 million and $4 million during the three and nine months ended September 30, 2009, respectively, and is reflected as Interest income from HSBC affiliates in the table above. Interest income recognized on these securities totaled $4 million and $15 million during the three and nine months ended September 30, 2008, respectively.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $41 million and $128 million during the three and

HSBC Finance Corporation

nine months ended September 30, 2009, respectively are included as a component of Support services from HSBC affiliates in the table above. Expenses related to these services totaled $42 million and $127 million during the three and nine months ended September 30, 2008, respectively. During 2009, billing for these services were processed by HTSU.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 14, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	As previously discussed in Note 2, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). The results of operations for our U.K. Operations have been reclassified as Income from discontinued operations for all periods presented.

•	As previously discussed in Note 2, “Discontinued Operations,” in November 2008 we sold all of the common stock of the holding company of our Canadian Operations to HSBC Bank Canada for approximately $279 million (based on the exchange rate on the date of sale). While HSBC Bank Canada assumed the liabilities of our Canadian Operations as a result of this transaction, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale for a fee. During the three and nine months ended September 30, 2009, we recorded $2 million and $5 million, respectively, for providing this guarantee. As of September 30, 2009, the outstanding balance of the guaranteed notes was $2.3 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network during the three and nine months ended September 30, 2009 were $4 million and $14 million, respectively, and are included in Insurance Commission paid to HSBC Bank Canada. The results of operations for our Canadian Operations have been reclassified as Income from discontinued operations for all periods presented.

16.  Business Segments

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet.

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

The All Other caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments, as well as our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, including goodwill arising from our acquisition by HSBC, which is included in the “All Other” caption within our segment disclosure.

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

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRSs	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRSs	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(2)	Adjustments(3)	ifications(4)	Totals

	(in millions)

Three months ended September 30, 2009:
Net interest income	$1,302	$898	$267	$-		$2,467	$(747)	$(55)	$(202)	$1,463
Other operating income (Total other revenues)	582	47	(1,575)	(8	)(1)	(954)	(35)	4	267	(718)

Total operating income (loss)	1,884	945	(1,308)	(8)		1,513	(782)	(51)	65	745
Loan impairment charges (Provision for credit losses)	1,172	1,836	-	-		3,008	(582)	(254)	-	2,172

	712	(891)	(1,308)	(8)		(1,495)	(200)	203	65	(1,427)
Operating expenses (Total costs and expenses)	460	275	47 (5)	(9)		773	4	40	65	882

Profit (loss) before tax	$252	$(1,166)	$(1,355)	$1		$(2,268)	$(204)	$163	$-	$(2,309)

Balances at end of period:
Customer loans (Receivables)	$39,323	$85,441	$1,099	$-		$125,863	$(30,621)	$(434)	$(1,606)	$93,202
Assets	37,192	83,589	14,552	(2)		135,331	(29,714)	(4,321)	(163)	101,133
Intersegment revenues	1	35	(28)	(8	)(1)	-	-	-	-	-

Three months ended September 30, 2008
Net interest income	$1,263	$1,357	$122	$-		$2,742	$(357)	$(64)	$(121)	$2,200
Other operating income (Total other revenues)	807	(13)	1,613	(7	)(1)	2,400	(21)	(49)	205	2,535

Total operating income (loss)	2,070	1,344	1,735	(7)		5,142	(378)	(113)	84	4,735
Loan impairment charges (Provision for credit losses)	1,490	2,679	23	-		4,192	(439)	27	(21)	3,759

	580	(1,335)	1,712	(7)		950	61	(140)	105	976
Operating expenses (Total costs and expenses)	525	491	136	(7)		1,145	14	20	105	1,284

Profit (loss) before tax	$55	$(1,826)	$1,576	$-		$(195)	$47	$(160)	$-	$(308)

Balances at end of period:
Customer loans (Receivables)	$46,506	$104,210	$1,109	$-		$151,825	$(29,879)	$(454)	$(2,688)	$118,804
Assets	44,230	99,168	17,151	-		160,549	(19,151)	(4,554)	(149)	136,695
Intersegment revenues	4	58	(55)	(7	)(1)	-	-	-	-	-

HSBC Finance Corporation

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRSs	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRSs	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(2)	Adjustments(3)	ifications(4)	Totals

	(in millions)

Nine months ended September 30, 2009
Net interest income	$3,940	$2,910	$758	$1		$7,609	$(2,189)	$(225)	$(521)	$4,674
Other operating income (Total other revenues)	1,810	77	(2,157)	(20	)(1)	(290)	26	(351)	810	195

Total operating income (loss)	5,750	2,987	(1,399)	(19)		7,319	(2,163)	(576)	289	4,869
Loan impairment charges (Provision for credit losses)	3,891	6,425	-	-		10,316	(2,141)	(622)	-	7,553

	1,859	(3,438)	(1,399)	(19)		(2,997)	(22)	46	289	(2,684)
Operating expenses (Total costs and expenses)	1,934	1,094	2,560 (5)	(21)		5,567	9	(493)	289	5,372

Profit (loss) before tax	$(75)	$(4,532)	$(3,959)	$2		$(8,564)	$(31)	$539	$-	$(8,056)

Intersegment revenues	4	102	(86)	(20	)(1)	-	-	-	-	-

Nine months ended September 30, 2008
Net interest income	$3,828	$4,401	$91	$-		$8,320	$(1,069)	$(211)	$(193)	$6,847
Other operating income (Total other revenues)	2,424	(15)	2,125	(19	)(1)	4,515	(72)	(193)	540	4,790

Total operating income (loss)	6,252	4,386	2,216	(19)		12,835	(1,141)	(404)	347	11,637
Loan impairment charges (Provision for credit losses)	3,750	6,987	36	-		10,773	(1,188)	227	(36)	9,776

	2,502	(2,601)	2,180	(19)		2,062	47	(631)	383	1,861
Operating expenses (Total costs and expenses)	1,643	1,403	480	(22)		3,504	38	70	383	3,995

Profit (loss) before tax	$859	$(4,004)	$1,700	$3		$(1,442)	$9	$(701)	$-	$(2,134)

Intersegment revenues	13	147	(141)	(19	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Management Basis Adjustments represent the GM and UP credit card Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA.

(3)	IFRSs Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(4)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP which have been described more fully below.

(5)	At September 30, 2009, all of our goodwill has been fully written-off.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans held for resale which is included in other revenues for IFRSs.

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

Other operating income (Total other revenues)

Present value of long-term insurance contracts – Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contracts is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk premium attributable to the respective long-term insurance business. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

During the second quarter of 2009, we refined the income recognition methodology in respect to long-term insurance contracts. This resulted in the recognition of a revenue item on an IFRSs basis of $66 million ($43 million after-tax). Approximately $43 million ($28 million after-tax) would have been recorded prior to January 1, 2009 if the refinement in respect of income recognition had been applied at that date.

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

Other-than-temporary impairments – As a result of the guidance issued by the U.S. Securities and Exchange Commission in October 2008, under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential other-than-temporary impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs as all perpetual preferred securities are evaluated for other-than-temporary impairment as equity securities.

HSBC Finance Corporation

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

Assets

Customer loans (Receivables) – On an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified in other assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs.

Other – In addition to the differences discussed above, there are higher derivative financial assets under IFRSs compared to U.S. GAAP due to more stringent netting requirements under U.S. GAAP.

17.  Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in millions)

September 30, 2009:
Derivative related assets(1)	$3,355	$-	$3,355	$-
Available for sale securities:
U.S. Treasury	142	142	-	-
U.S. government sponsored enterprises	112	22	90	-
U.S. government agency issued or guaranteed	24	-	24	-
Obligations of U.S. states and political subdivisions	31	-	31	-
Asset-backed securities	91	-	61	30
U.S. corporate debt securities	1,705	-	1,664	41
Foreign debt securities	351	10	341	-
Preferred equity securities	-	-	-	-
Money market funds	648	648	-	-
Accrued interest	31	1	29	1

Total available-for-sale securities	3,135	823	2,240	72

Total assets	$6,490	$823	$5,595	$72

Long term debt carried at fair value	(28,377)	-	(28,377)	-
Derivative related liabilities	(43)	-	(43)	-

Total liabilities	$(28,420)	$-	$(28,420)	$-

December 31, 2008:
Derivative related assets(1)	$2,406	$-	$2,406	$-
Available for sale securities:
U.S. Treasury	57	57	-	-
U.S. government sponsored enterprises	155	25	130	-
U.S. government agency issued or guaranteed	34	-	34	-
Obligations of U.S. states and political subdivisions	34	-	34	-
Asset-backed securities	128	-	90	38
U.S. corporate debt securities	1,656	-	1,572	84
Foreign debt securities	269	22	247	-
Preferred equity securities	52	-	1	51
Money market funds	679	679	-	-
Accrued interest	30	-	28	2

Total available-for-sale securities	3,094	783	2,136	175

Total assets	$5,500	$783	$4,542	$175

Long term debt carried at fair value	(28,338)	-	(28,338)	-
Derivative related liabilities	(18)	-	(18)	-

Total liabilities	$(28,356)	$-	$(28,356)	$-

(1)	The fair value disclosed does not include swap collateral which was a net liability of $3.2 billion and $2.9 billion at September 30, 2009 and December 31, 2008, respectively, that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” and is netted on the balance sheet with the fair value amount recognized for derivative instruments when certain conditions are met.

HSBC Finance Corporation

The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Beginning balance at beginning of period	$95	$51	$175	$-
Transfers in (out) of Level 3, net	(18)	5	(52)	64
Purchases, sales, issuances and settlements (net)	(5)	-	(39)	-
Total gains or losses (realized/unrealized):
Included in income from continuing operations(1)	-	-	(8)	-
Included in other comprehensive income	(1)	(17)	(4)	(25)
Net change in accrued interest	1	-	-	-

Ending balance at end of period	$72	$39	$72	$39

(1)	The changes in unrealized losses included in income from continuing operations during the nine months ended September 30, 2009 relate to assets no longer held on our balance sheet at either September 30, 2009 or 2008.

Assets recorded at fair value on a recurring basis at September 30, 2009 and December 31, 2008 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities and at December 31, 2008, our entire portfolio of perpetual preferred equity securities which was sold during the first half of 2009. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test, which is described more fully below, with a variance greater than 5 percent.

During the three months ended September 30, 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended September 30, 2009, we transferred $54 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $36 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) for the	(Losses) for the
	of September 30, 2009				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2009	September 30, 2009

	(in millions)

Real estate secured	$-	$-	$6	$6	$(1)	$(8)
Auto finance	-	-	538	538	(1)	(39)
Credit cards	-	-	556	556	(3)	(331)

Total receivables held for sale at fair value	$-	$-	$1,100	$1,100	$(5)	$(378)

Real estate owned(2)	$-	$684	$-	$684	$(41)	$(189)

Repossessed vehicles(2)	$-	$37	$-	$37	$ -(4)	$ -(4)

Goodwill(3)	$-	$-	$-	$-	$-	$(2,294)

Intangible assets(3)	$-	$-	$-	$-	$-	$(14)

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) for the	(Losses) for the
	of September 30, 2008				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2008	September 30, 2008

	(in millions)

Real estate secured	$-	$-	$322	$322	$(7)	$(16)
Auto finance	-	-	2,786	2,786	(281)	(281)
Credit cards	-	-	1,550	1,550	(30)	(278)

Total receivables held for sale at fair value(1)	$-	$-	$4,658	$4,658	$(318)	$(575)

Real estate owned(2)	$-	$1,281	$-	$1,281	$(78)	$(288)

Repossessed vehicles(2)	$-	$48	$-	$48	$ -(4)	$ -(4)

(1)	Excludes $6.3 billion of receivables held for sale at September 30, 2008 for which the fair value exceeds carrying value and therefore not recorded at fair value.

(2)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transactions costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(3)	Goodwill with a carrying amount of $260 million allocated to our Insurance Services business and $2,034 million allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million and $1,641 million, respectively, during the three months ended March 31, 2009. Additionally, technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million during the three months ended March 31, 2009. No write down of goodwill or intangible assets occurred during the three and nine months ended September 30, 2008. During the three months ended June 30, 2009, goodwill with a carrying amount of $1,641 million allocated to our Card and Retail Services business was written down to its implied fair value of $0 million.

(4)	Repossessed vehicles are typically sold within two months of repossession. As a result, fair value adjustments subsequent to repossession are not significant.

HSBC Finance Corporation

Fair Value of Financial Instruments

The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$255	$255	$255	$255
Interest bearing deposits with banks	26	26	25	25
Securities purchased under agreements to resell	4,766	4,766	1,025	1,025
Securities	3,135	3,135	3,094	3,094
Consumer receivables (net of credit loss reserves):
Mortgage Services:
First lien	16,002	9,483	18,512	11,527
Second lien	2,487	750	3,238	981

Total Mortgage Services	18,489	10,233	21,750	12,508
Consumer Lending:
First lien	34,137	22,099	37,986	25,085
Second lien	4,132	1,271	4,824	1,570

Total Consumer Lending real estate secured receivables	38,269	23,370	42,810	26,655
Non-real estate secured receivables	10,095	5,945	13,187	6,386

Total Consumer Lending	48,364	29,315	55,997	33,041
Credit card	9,618	8,863	11,130	9,968
Auto Finance	4,092	3,849	6,872	5,900

Total consumer receivables (net of credit loss reserves)	80,563	52,260	95,749	61,417
Receivables held for sale	1,100	1,100	16,680	16,812
Due from affiliates	131	131	310	310
Derivative financial assets	89	89	8	8
Financial liabilities:
Due to affiliates	9,551	9,753	13,543	12,054
Commercial paper	4,621	4,621	9,639	9,639
Long term debt carried at fair value	28,377	28,377	28,338	28,338
Long term debt not carried at fair value	45,868	43,745	61,686	54,147
Insurance policy and claim reserves	999	1,144	1,010	1,134
Derivative financial liabilities	7	7	461	461

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The unprecedented developments in the mortgage lending industry and the current economic conditions have resulted in a significant reduction in the secondary market demand for assets not guaranteed or eligible for guarantee by the Federal government or a governmental agency. The estimated

HSBC Finance Corporation

fair values at September 30, 2009 and December 31, 2008 for our receivables reflect these market conditions. For certain consumer receivables, potential investors often assume a higher charge-off level and lower overall cash flows than what we, as the servicer of these receivables, believe will ultimately be the case, and most asset values reflect a significant pricing discount resulting from the lack and/or high cost of leverage available to most buyers of whole loan assets. This resulting value may be substantially lower than would otherwise be reported under more normal marketplace conditions.

Valuation Techniques The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.

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

Securities: Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Preferred equity securities – In general, for perpetual preferred securities, fair value is calculated using an appropriate spread over a comparable U.S. Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Money market funds – Carrying value approximates fair value due to the asset’s liquid nature.

HSBC Finance Corporation

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

Receivables: The estimated fair value of our receivables was determined by developing an estimated range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, among other items, value estimates from an HSBC affiliate which reflect over-the-counter trading activity and where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; and general discussions held directly with potential investors.

Model inputs include estimates of future interest rates, prepayment speeds, default and loss curves, and market discount rates reflecting management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we will engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers and other market participants. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

Real estate owned: Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Within three months on the market, the carrying value is further reduced, if necessary, to reflect observable local market data, including local area sales data.

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

HSBC Finance Corporation

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

Counterparty credit risk is considered in determining the fair value of a financial asset. The Fair Value Framework specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

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

We accrue for litigation-related liabilities when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, we believe, in light of all information known to us at September 30, 2009, that our litigation reserves are adequate at such date. We review litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. We believe that our defenses to the claims asserted against us in our currently active litigation have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that we will either prevail on our outstanding motions or that the Seventh Circuit will reverse the trial Court verdict upon appeal. As such, it is not probable a loss has been incurred as of September 30, 2009 and, therefore, no loss accrual resulting from this verdict has been established.

HSBC Finance Corporation

19.  New Accounting Pronouncements

Business combinations in consolidated financial statements

In December 2007, the FASB issued guidance on the accounting and reporting of business combinations which requires recognition of all assets acquired, liabilities assumed and any noncontrolling interest in an acquiree at fair value as of the date of acquisition. This guidance also changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases and is effective for business combinations with an effective date beginning January 1, 2009 or later.

Non-controlling interests in consolidated financial statements

In December 2007, the FASB issued guidance on the accounting and reporting of noncontrolling interests in consolidated financial statements which requires entities report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. The guidance also requires new and expanded disclosure and is effective from fiscal years beginning on or after December 15, 2008. Our adoption on January 1, 2009 did not have a material impact on our financial position or results of operations.

Transfers of financial assets

In February 2008, the FASB issued guidance on the accounting for transfers of financial assets and repurchase financing transactions. Under this guidance, the initial transfer of a financial asset and a repurchase financing involving the same asset that is entered into contemporaneously with, or in contemplation of, the initial transfer, is presumptively linked and are considered part of the same arrangement. This guidance was effective for new transactions entered into in fiscal years beginning after November 15, 2008. Our adoption on January 1, 2009 did not have a material impact on our financial position or results of operations.

Disclosures about derivative instruments and hedging activities

In March 2008, the FASB issued guidance which amended the existing derivative and hedging disclosure requirements, requiring increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. We adopted the guidance effective January 1, 2009. See Note 11, “Derivative Financial Instruments,” in these consolidated financial statements.

Financial guarantee contracts

In May 2008, the FASB issued guidance on the accounting and reporting for financial guarantee insurance contracts which applies to certain financial guarantee insurance (and reinsurance) contracts issued by enterprises that are not accounted for as derivative instruments. This guidance also requires expanded disclosures about financial guarantee insurance contracts and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Our adoption on January 1, 2009 did not have an impact on our financial position or our results of operations as we do not have any contracts within the scope of this guidance.

Employers’ disclosures about postretirement benefit plan assets

In December 2008, the FASB issued guidance which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. These new disclosures are applicable for the first fiscal year ending after December 15, 2009.

HSBC Finance Corporation

Interim disclosures about fair value of financial instruments

In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements effective January 1, 2009. See Note 17, “Fair Value Measurements,” in these consolidated financial statements.

Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. We adopted this guidance effective January 1, 2009. See Note 17, “Fair Value Measurements,” in these consolidated financial statements for the expanded disclosure.

The recognition and presentation of other-than-temporary impairment

In April 2009, the FASB issued guidance which amends the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not we will not be required to sell the debt security, we are required to segregate the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings and other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The guidance also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that the investment is not other-than-temporarily impaired and is effective for all reporting periods ending after June 15, 2009, with earlier adoption permitted. We adopted this guidance effective January 1, 2009. Adoption did not have an impact on our financial position or results of operations. See Note 5, “Securities,” in these consolidated financial statements for additional information on other-than-temporary impairments.

Subsequent events

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption did not have an impact on our financial position or results of operations.

Accounting for transfers of financial assets

In June 2009, the FASB issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and providing additional guidance with regard to accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. We believe the adoption of this guidance will not have a material impact on our financial position and results of operations.

Accounting for consolidation of variable interest entities

In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. On the effective date, certain VIEs which are not consolidated currently may be required to be consolidated. The guidance is effective for

HSBC Finance Corporation

all interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. We believe the adoption of this guidance will not have a material impact on our financial position and results of operations.

Determination of fair value of financial liabilities

In August 2009, the FASB issued guidance to clarify how the fair value of liabilities should be determined when a quoted price for an identical liability is not available. The guidance requires in these circumstances that the fair value of financial liabilities be determined using either the quoted price of a similar liability, the quoted price of an identical or similar liability when traded as an asset or any other valuation methodology consistent with the Fair Value Framework. This guidance is effective for fiscal years beginning after the issuance of this guidance with early adoption encouraged. We adopted this guidance during the third quarter of 2009. Adoption did not have an impact on our financial position or results of operations.

20.  Subsequent Event

In November 2009, we entered into an agreement with Santander Consumer USA Inc. (“SC USA”) to sell our auto loan servicing operations as well as $1.0 billion in both delinquent and non-delinquent auto loans currently held for sale (approximately $400 million of which we will purchase from an affiliate, HSBC USA Inc. prior to close) for $904 million in cash and enter into a loan servicing agreement for the remainder of our U.S. auto loan portfolio, including those auto loans serviced for HSBC USA Inc. The transaction is currently expected to close in the first quarter of 2010. Under the terms of the sale, our auto loan servicing facilities in San Diego, California and Lewisville, Texas will be assigned to SC USA and the majority of the 700 employees from those locations will be offered the opportunity to transfer to SC USA at the time of close. SC USA will provide servicing for the auto loans it purchases, as well as for the remaining HSBC auto loan portfolio we had previously serviced. Costs expected to be incurred as a result of this decision are not expected to be material.

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

Current Environment

During the first nine months of 2009, economic conditions in the U.S. continued to deteriorate as a result of continued declines in the housing market, rising unemployment, tighter credit conditions and reduced economic growth. While the on-going financial market disruptions continued to impact credit spreads and liquidity during the period, beginning in the second quarter and continuing into the third quarter of 2009, we have seen improvement in marketplace liquidity and credit spreads have continued to narrow considerably due to increased market confidence stemming largely from various government actions taken to restore faith in the capital markets. The narrowing of credit spreads enabled many businesses to issue debt and raise new capital resulting in improving capital markets and a recovery in the stock market which is bolstering consumer and business sentiment.

U.S. unemployment rates, which have been and will continue to be a major factor in the deterioration of credit quality in the U.S., increased to 9.8 percent in September 2009, an increase of 30 basis points during the quarter and 260 basis points since December 2008. Unemployment rates in 14 states are greater than the U.S. national average of 9.8 percent and unemployment rates in 7 states are at or above 11 percent. Additionally, personal bankruptcy filings in the U.S. have continued to increase throughout the year. Concerns about the future of the U.S. economy, including the length and depth of the current economic downturn, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the stability of both the U.S. economy and the capital markets.

During the first nine months of 2009, mortgage lending industry trends continued to deteriorate, including:

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or decline in property values;

>	Increases in the period of time properties remain unsold in most markets;

HSBC Finance Corporation

>	Increased loss severities on homes that are foreclosed and remarketed due to the increasing inventory of homes for sale and the declining property values in certain markets as discussed above;

>	Low secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Continuation of tightened lending standards by mortgage lenders which impacts borrowers’ ability to refinance existing mortgage loans.

The combination of the above factors, including the previous closure or merger of a number of mortgage lenders, has further reduced the ability of many of our real estate loan customers to make payments on or to refinance their loans. Accessing any equity in their homes is no longer an option as either there is no equity in their homes or if there is, few institutions are willing to finance its withdrawal. It is generally believed that the slowdown in the housing market will continue to impact housing prices well into 2010 or beyond.

Improvement in unemployment rates and a recovery of the housing market, including stabilization in home prices, continue to remain critical components for a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and increased delinquencies and charge-off rates in loan portfolios across the industry, including our own. Although consumer confidence has improved since earlier in 2009, it remains very low consistent with weak consumer fundamentals including declines in wage income, declines in wealth and a difficult job market.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy in 2009. On June 17, 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. Draft legislation implementing all of these initiatives has been released by the Administration, with the portions implementing the CFPA supervision of OTC derivatives transactions under active consideration in the House Financial Services Committee. It is likely that some portion of the financial regulatory reform proposals will be adopted and that reform is expected to have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. It is not possible to assess the impact of financial regulatory reform, however, until final legislation has been enacted and related regulations have been adopted.

Business Focus

As discussed in prior filings, beginning in 2007 and continuing into 2009 we engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry and the continued deterioration of U.S. economic conditions, beginning in mid-2007 and continuing into 2009, we made strategic decisions designed to lower the risk profile and reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet while maximizing efficiencies.

As previously disclosed, this evaluation resulted in the discontinuation of new customer account originations for all products by our Consumer Lending business, the closure of our Consumer Lending branch offices as well as the decisions in 2009 to close or consolidate certain back office and collection facilities in Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Virginia Beach, Virginia; and Tampa, Florida. As a result of these decisions, during the nine months ended September 30, 2009, we recorded closure costs, predominately related to one-time termination and other employee benefit costs. In addition, during the nine months ended September 30, 2009, we incurred related non-cash charges for the impairment of fixed assets and

HSBC Finance Corporation

other capitalized costs. See Note 4, “Strategic Initiatives” for additional detail regarding these costs. We continue to service and collect the existing Auto Finance, Consumer Lending and Mortgage Services receivable portfolios as they run off and continue our efforts to reach out and assist mortgage customers utilizing appropriate modification and other account management programs in accordance with their financial needs, to maximize collection and home preservation.

As a result of these decisions as well as those made from mid-2007 and through 2009, our lending products currently include MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our credit card receivable portfolios totaled $11.5 billion at September 30, 2009 reflecting a decrease of 13 percent since December 31, 2008 as a result of lower consumer spending levels as well as the impact of numerous actions taken to manage risk beginning in the fourth quarter of 2007 and continuing through 2009.

Additionally, our product offerings also include specialty insurance products in the United States and Canada as well as tax refund anticipation loans and other related products in the United States. However, as a result of the closure of our Consumer Lending loan origination operations, we no longer offer credit insurance products to new customers in the United States.

As previously reported, in January 2009, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our AFL-CIO Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) to HSBC Bank USA at fair value in order to maximize the efficient use of liquidity at each entity. We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the subprime credit card industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, additional asset sales and further alterations or refinement of product offerings as we work to reposition our active businesses for long-term success. Although nothing is currently contemplated, we continue to evaluate additional ways to leverage liquidity and identify funding opportunities with HSBC Bank USA, subject to regulatory approval.

As a result of the strategic changes in our business focus since mid-2007, our real estate secured, auto finance and personal non-credit card receivable portfolios, which totaled $81.7 billion at September 30, 2009 are currently liquidating. The timeframe in which these portfolios will liquidate is dependent upon numerous factors some of which are beyond our control. The rate at which receivables pay off prior to their maturity fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values as well as individual borrowers’ employment and credit histories. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs which are designed to maximize cash collections and avoid foreclosure or repossession if economically expedient, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and net charge-off rates, based on current experience we expect our run-off portfolios to decline between 55 percent and 65 percent over the next four to five years and be comprised primarily of real estate secured receivables at the end of this period. Attrition will not be linear during this period. Over the next two years, receivable run-off is expected to remain high as charge-offs are expected to grow to levels consistent with current delinquencies. Run-off will later slow as charge-offs decline and the remaining real estate secured receivables will stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

Performance, Developments and Trends

Net loss from continuing operations was $(1.1) billion and $(6.2) billion during the three and nine months ended September 30, 2009, respectively, compared to $(220) million and $(1.4) billion during the three and nine months ended September 30, 2008, respectively. Loss from continuing operations before income tax was $(2.3) billion and $(8.1) billion during the three and nine months ended September 30, 2009, respectively, compared to $(308) million and $(2.1) billion during the three and nine months ended September 30, 2008, respectively. Our results in both

HSBC Finance Corporation

periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option and, during the 2009 periods, goodwill and other intangible asset impairment charges which distort the underlying performance trends of our business.

The following table summarizes the collective impact of these items on our loss before income tax for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Loss from continuing operations before income tax, as reported	$(2,309)	$(308)	$(8,056)	$(2,134)
Change in value of fair value option debt	1,247	(1,711)	1,904	(2,024)
Goodwill and other intangible asset impairment charges	-	-	2,308	-

Loss from continuing operations before income tax, excluding above items(1)	$(1,062)	$(2,019)	$(3,844)	$(4,158)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the impact of these items, our 2009 results improved in both periods as lower net interest income and lower other revenues were more than offset by a lower provision for credit losses and lower operating expenses. However, should economic conditions continue to perform in line with our current forecasts, we would expect to continue to generate losses through 2010 and likely longer.

The decrease in net interest income in the three and nine months ended September 30, 2009 was due to lower average receivables reflecting lower origination volumes due to risk mitigation efforts, including our decision to stop all new account originations in our Auto Finance and Consumer Lending businesses, as well as lower consumer spending levels. The decrease in net interest income also reflects lower levels of performing receivables and lower overall yields on our receivable portfolios, partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality including growth in non-performing assets, lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements, partially offset by the impact of interest rate floors in portions of our credit card receivable portfolio. Overall yields were also negatively impacted by a shift in receivable mix to higher levels of real estate secured receivables as a result of the sale of the $12.4 billion of credit card receivables and $3.0 billion of auto finance receivables in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. We also experienced lower yields on our non-insurance investment portfolio reflecting lower rates on overnight investments. Lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. Our net interest margin decreased to 5.72 percent for the three months ended September 30, 2009 compared to 6.44 percent in the prior year quarter. Net interest margin decreased to 5.77 percent for the nine months ended September 30, 2009 compared to 6.40 percent for the year-ago period. The decrease in both periods was due to the lower overall yields on our receivable portfolio discussed above, partially offset by lower funding costs due to lower average interest rates for short-term borrowings which reflect actions taken by the Federal Reserve Bank which decreased Federal Fund Rates by 175 basis points since September 30, 2008.

Other revenues, which decreased in both periods, was significantly impacted by the loss on debt designated at fair value and related derivatives. The loss on debt designated at fair value and related derivatives increased significantly during both periods due to a continuing narrowing of our credit spreads during these periods. Changes in the credit component of fair value optioned debt decreased other revenues by $1.5 billion during the three months ended September 30, 2009 compared to increasing other revenues by $1.6 billion in the prior year quarter. During the nine months ended September 30, 2009, changes in the credit component of fair value optioned debt decreased other revenues by $2.8 billion compared to increasing other revenues by $1.9 billion in the year-ago period. Excluding the loss on fair value optioned debt and related derivatives, other revenues remained lower in both periods due to lower

HSBC Finance Corporation

fee income and enhancement services revenue primarily due to lower credit card receivable levels and changes in credit card customer behavior, lower taxpayer financial services revenue and, in the three months ended September 30, 2009, lower derivative income. Lower taxpayer financial services revenue reflects the decision to discontinue all partner relationships except for H&R Block as well as a shift in mix to lower revenue and lower risk products. Lower derivative income in the current quarter reflects falling U.S. interest rates which were more pronounced during the current quarter than in the year-to-date period. These decreases in other revenues were partially offset by higher gains on daily sales of receivables to HSBC Bank USA, higher servicing and other fees from HSBC affiliates due to higher volumes of receivables as a result of the sale of the GM and UP Portfolios as previously discussed and, during the three months ended September 30, 2009, a decrease in the lower of cost or fair market value adjustments for receivables held for sale. Additionally, the year-to-date period includes a gain of $57 million on the bulk sale to an HSBC affiliate of the credit card and auto finance receivables previously discussed.

The provision for credit losses decreased during the three and nine months ended September 30, 2009 as a result of a lower provision for credit losses in our Mortgage Services real estate secured, credit card and auto finance receivable portfolios and during the three months ended September 30, 2009, a lower provision for credit losses in our Consumer Lending business due to the following:

•	Provision for credit losses in our Mortgage Services business decreased as compared to the year-ago periods as the portfolio continues to become more fully seasoned and runs off, resulting in lower charge-off levels. While loss severities have continued to increase as compared to the prior year periods, we have experienced a shift in the mix of charge-offs to first lien loans which generally have lower loss severities than second lien loans.

•	Provision for credit losses in our credit card receivable portfolio decreased significantly in both periods due to lower receivable levels, including the impact of the transfer of the UP Portfolio to receivables held for sale in November 2008 and, in the year-to-date period the impact of the transfer of the GM Portfolio and $2.0 billion of non-prime receivables to receivables held for sale in June 2008. Excluding the impact of these transferred receivables from the prior year periods as applicable, our provision for credit losses remained significantly lower due to lower non-prime receivable levels as a result of lower consumer spending and actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk as well as an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated.

•	Provision for credit losses in our auto finance receivable portfolio decreased in both periods as a result of lower receivable levels reflecting the discontinuation of auto finance originations in July 2008 and the transfer of $3.0 billion of auto finance receivables to receivables held for sale in September 2008. Additionally, we have experienced lower loss severities driven by improvements in prices on repossessed vehicles. The year-to-date period was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 which increased the provision for credit losses by $36 million.

•	Provision for credit losses in our Consumer Lending business increased during the nine months ended September 30, 2009 primarily in first lien real estate secured receivables driven by an accelerated deterioration which began in the second half of 2007 and accelerated in the second half of 2008 for portions of that portfolio. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision. However, the provision for credit losses decreased during the three months ended September 30, 2009 as compared to the year-ago quarter as the factors discussed above were more than offset by a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio increased during both periods due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower receivable levels.

HSBC Finance Corporation

The provision for credit losses for all products was negatively impacted by rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy and housing markets, higher levels of personal bankruptcy filings and portfolio seasoning. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During the three months ended September 30, 2009, the provision for credit losses was $228 million lower than net charge-offs compared to provision in excess of net charge-offs of $1,129 million in the prior year quarter. During the nine months ended September 30, 2009, we recorded provision in excess of net charge-offs of $247 million compared to $2,127 million in excess of net charge-offs during the year-ago period. Consequently, while aggregate credit loss reserve levels have increased modestly during 2009, they have decreased in both the second and third quarters of 2009 as the rate of deterioration in credit quality slowed, receivable balances declined and the impact of higher unemployment rates on losses has not been as severe as previously anticipated. Credit loss reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for our credit card receivables can be further analyzed as follows:

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables
Three Months Ended September 30,	2009	2008	2009	2008	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$4,283	$1,731	$3,529	$3,837	$2,067	$2,249
Provision for credit losses	467	992	552	893	421	958
Charge-offs	(487)	(340)	(587)	(848)	(583)	(742)
Recoveries	12	3	9	7	51	90
Reserves on receivables transferred to held for sale	-	-	-	(9)	-	-

Credit loss reserves at end of period	$4,275	$2,386	$3,503	$3,880	$1,956	$2,555

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables
Nine Months Ended September 30,	2009	2008	2009	2008	2009	2008

	(in millions)

Credit loss reserves at beginning of period	$3,392	$1,386	$3,726	$3,573	$2,249	$2,635
Provision for credit losses	2,218	1,939	1,556	2,776	1,350	2,651
Charge-offs	(1,357)	(915)	(1,803)	(2,442)	(1,800)	(2,459)
Recoveries	22	7	24	30	157	299
Reserves on receivables transferred to held for sale	-	(31)	-	(47)	-	(571)
Release of credit loss reserves related to loan sales	-	-	-	(10)	-	-

Credit loss reserves at end of period	$4,275	$2,386	$3,503	$3,880	$1,956	$2,555

Total operating expenses in the first nine months of 2009 were negatively impacted by the following:

•	Restructuring charges totaling $152 million, primarily recorded during the first quarter of 2009, related to the decision to discontinue all new customer account originations for our Consumer Lending business and to close the Consumer Lending branch offices. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision.

•	Goodwill impairment charges of $2.3 billion during the year-to-date period related to our Card and Retail Services and Insurance Services businesses. All of our goodwill has now been fully written off.

HSBC Finance Corporation

•	Impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items, total operating expenses decreased $402 million, or 31 percent, and $1,083 million, or 27 percent, during the three and nine months ended September 30, 2009, respectively, due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs.

The financial information set forth below summarizes selected financial highlights for continuing operations of HSBC Finance Corporation as of September 30, 2009 and 2008 and for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(dollars are in millions)

Loss from continuing operations	$(1,129)	$(220)	$(6,216)	$(1,430)
Return on average owned assets	(4.44)%	(.62)%	(7.60)%	(1.29)%
Return on average common shareholder’s equity	(49.80)	(6.81)	(72.18)	(14.88)
Net interest margin	5.72	6.44	5.77	6.40
Consumer net charge-off ratio, annualized	10.07	8.47	9.69	7.53
Efficiency ratio(1)	119.71	26.31	110.67	33.44

	September 30,	December 31,
	2009	2008

Receivables(2)	$93,202	$108,244
Two-month-and-over contractual delinquency ratio	16.40%	12.52%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Excludes receivables held for sale.

Our efficiency ratio from continuing operations was 119.71 percent for the three months ended September 30, 2009 compared to 26.31 percent in the prior year quarter. Our efficiency ratio from continuing operations was 110.67 percent for the nine months ended September 30, 2009 compared to 33.44 percent in the prior year period. Our efficiency ratio in both periods was significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the year-to-date period the impact of the goodwill and intangible asset impairment charges and restructuring costs associated with the closure of our Consumer Lending branch network, as discussed above. Excluding these items in these periods, our efficiency ratio deteriorated 139 basis points during the third quarter of 2009 and 108 basis points in the year-to-date period largely due to lower net interest income and lower fee and enhancement services revenues as a result of the sale of the GM and UP Portfolios, partially offset by increased revenues associated with the bulk gain and daily sales of receivables to HSBC Bank USA.

Our return on average common shareholder’s equity (“ROE”) was (49.80) percent and (6.81) percent, for the three months ended September 30, 2009 and 2008, respectively. ROE was (72.18) percent and (14.88) percent for the nine months ended September 30, 2009 and 2008, respectively. Our return on average assets (“ROA”) was (4.44) percent and (.62) percent for the three months ended September 30, 2009 and 2008, respectively. ROA was (7.60) percent and (1.29) percent for the nine months ended September 30, 2009 and 2008, respectively. ROE and ROA were significantly impacted in all periods by the change in the fair value of debt for which we have elected fair value option and the related derivatives and by the goodwill and other intangible asset impairment charges during the nine months ended September 30, 2009. Excluding these items, ROE improved 2,479 basis points and ROA improved 244 basis points as compared to prior year quarter. The improvement was a result of the lower provisions for credit

HSBC Finance Corporation

losses and lower operating expenses due to the closure of the Consumer Lending branch offices during the first quarter of 2009 as well as the impact of entity-wide initiatives to reduce costs, partially offset by lower net interest income, including lower overall yields on our receivable portfolios due to changes in mix, lower other revenues and for ROE, higher average common shareholder’s equity. As compared to the year-ago periods, excluding these items, ROE deteriorated 330 basis points and ROA deteriorated 84 basis points as the improvements during the quarter were more than offset by the impact of operating costs related to the Consumer Lending branch offices which were closed during the first quarter of 2009 as well as the restructuring costs related to the closure. Additionally, ROA for both the current quarter and year-to-date periods was negatively impacted by lower average assets as a result of the decision to reduce the size of our balance sheet and lower our risk profile as previously discussed.

Our effective tax rate was (51.1) percent and (22.8) percent during the three and nine months ended September 30, 2009 compared to (28.6) percent and (33.0) percent during the year-ago periods. The difference in the effective tax rate for the three months ended September 30, 2009 as compared to the prior year quarter reflects an adjustment to the valuation allowance and a relatively higher pre-tax loss in the current quarter. The effective tax rate for the nine months ended September 30, 2009 was significantly impacted by the non-tax deductible impairment of goodwill. Additionally, the effective tax rate for the nine months ended September 30, 2009 was impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

Receivables were $93.2 billion at September 30, 2009, $98.1 billion at June 30, 2009 and $108.2 billion at December 31, 2008. The decrease is a result of our decision to reduce the size of our balance sheet and lower our risk profile as previously discussed. We have made significant changes to our product offerings and implemented other risk mitigation efforts since mid-2007 which have resulted in lower originations throughout 2008 and continuing into 2009, including the recent decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. Decreases in credit card receivable balances also reflect lower consumer spending levels, partially offset by the transfer in the first nine months of 2009 of $590 million of receivables previously held for sale to receivables held for investment as we now have the intent to hold these receivables for the foreseeable future. Decreases in real estate secured receivable balances at September 30, 2009 have been slowed by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale were $1.1 billion at September 30, 2009, $1.1 billion at June 30, 2009 and $16.7 billion at December 31, 2008. As compared to December 31, 2008, the decrease largely reflects the sale of our GM and UP credit card portfolios and certain auto finance receivables to HSBC Bank USA in January 2009. Additionally, this decrease includes the transfer of $216 million and $590 million of real estate secured and credit card receivables, respectively, from held for sale to receivables held for investment during the nine months ended September 30, 2009, as we now have the intent to hold these receivables for the foreseeable future. These decreases were partially offset by the transfer of $83 million and $533 million of auto finance receivables to receivables held for sale during the three and nine months ended September 30, 2009, respectively, as we no longer have the intent to hold these receivables for the foreseeable future.

Two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) increased as compared to both June 30, 2009 and December 31, 2008 as a result of higher delinquency levels in our Consumer Lending real estate secured receivable portfolio and lower receivable levels for all products as discussed above. Although dollars of delinquency in our Mortgage Services real estate secured receivable, auto finance, credit card and personal non-credit card receivable portfolios declined, the receivables related to these portfolios declined at a faster pace than delinquencies. The higher overall dollars of delinquency in our Consumer Lending real estate secured receivable portfolio reflect continued weakening in the housing and mortgage industry as well as continuing delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states which have lengthened the foreclosure process, partially offset by lower delinquency levels for all other receivable products. Additionally, as compared to December 31, 2008, the trend in dollars of delinquency and delinquency ratios were impacted by the

HSBC Finance Corporation

sale of the GM and UP Portfolios and certain auto finance receivables to HSBC Bank USA in January 2009. As compared to both June 30, 2009 and December 31, 2008, delinquency for all products was negatively impacted by the continued deterioration in the U.S. economy, including higher unemployment rates and portfolio seasoning. See “Credit Quality-Delinquency” for a more detailed discussion of two-months-and-over contractual delinquency ratios.

Net charge-offs as a percentage of average consumer receivables (“net charge-off ratio”) increased compared to both June 30, 2009 and September 30, 2008 due to lower average receivables as discussed above, partially offset by lower overall dollars of net charge-offs as receivables declined at a faster rate than dollars of net charge-offs. As compared to June 30, 2009, lower dollars of charge-off in our credit card portfolio reflects lower receivable levels and higher levels of personal bankruptcy filings during the first half of 2009 which resulted in accounts migrating to charge-off more quickly in that period. Additionally, as compared to the prior quarter, lower dollars of charge-offs in our Mortgage Services business reflect the portfolio continuing to become more fully seasoned and run-off, including lower charge-off of second lien loans which generally have higher loss severities than first lien loans. Dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending businesses were impacted by the continuing delays in processing foreclosures as discussed above. Additionally, as compared to September 30, 2008, dollars of net charge-offs for our real estate secured receivables were impacted by increases in the volume of receivable re-ages and modifications and for our credit card receivable portfolio were impacted by the transfer of the UP Portfolio to receivables held for sale in November 2008 and the transfer of the GM Portfolio to held for sale in June 2008. Dollars of charge off in both periods were negatively impacted by the continued deterioration in the U.S. economy and housing markets, higher unemployment rates, portfolio seasoning, and higher levels of personal bankruptcy filings. See “Credit Quality- Net Charge-offs of Consumer Receivables” for a more detailed discussion of net charge-offs as a percentage of average consumer receivables.

Funding and Capital During the nine months ended September 30, 2009, HSBC Investments (North America) Inc. (“HINO”) made four capital contributions to us totaling $2.4 billion. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we will remain dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios.

As discussed previously, in February 2009 we decided to discontinue new customer account originations for all products offered by our Consumer Lending business and close all branch offices. This action resulted in two of the three primary credit rating agencies electing to lower the ratings on our senior debt, commercial paper and Series B preferred stock. Prior to our February 2009 decision, these agencies had designated HSBC Finance Corporation as a “core” business within the HSBC Group. Following this decision, these agencies felt that we had diminished strategic importance to the overall HSBC Group, resulting in the lower ratings as described above. HSBC remains fully committed to providing the capital support, and has the capacity to provide such support, to ensure our remaining business operations continue, all maturing debt obligations are repaid and selected capital ratios are maintained at prudent levels. See “Liquidity and Capital Resources” in this MD&A for a schedule showing our credit ratings as of September 30, 2009 and December 31, 2008.

The balance sheet and credit dynamics described above will have a significant impact on our liquidity and risk management processes. Lower cash flow resulting from declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, will not provide sufficient cash to fully cover maturing debt over the next four to five years. Required funding will be generated through a combination of capital infusions from HSBC, selected debt issuances, a robust cash management process and potential opportunistic receivable portfolio sales. In the event a portion of this gap was met through issuances of unsecured term debt to either retail or institutional investors, these issuances would better match the projected cash flows of the remaining

HSBC Finance Corporation

real estate secured receivable portfolio and partly reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purpose of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, in 2008 and continuing into 2009 the U.S. Department of the Treasury and the federal banking and thrift regulatory agencies have announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. As of September 30, 2009, the only program under the EESA in which we are participating is the Commercial Paper Funding Facility (“CPFF”) which provides a liquidity backstop to U.S. issuers of commercial paper. See “Liquidity and Capital Resources” in this MD&A for a further discussion of our participation in the CPFF. We will evaluate additional initiatives to enhance liquidity and provide other market support if and when the details of new programs become available.

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

Equity Ratios Tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets are non-U.S. GAAP financial measures that are used by HSBC Finance Corporation management and certain rating agencies to evaluate capital adequacy. These ratios exclude the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments and interest-only strip receivables as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus any loans which we may have sold and service with limited recourse. These ratios may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to owned assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to owned assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(in millions)

Net loss – U.S. GAAP basis	$(1,129)	$(271)	$(6,216)	$(1,461)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(3)	(6)	6	(1)
Intangible assets	11	12	32	45
Loan origination	13	19	44	50
Loan impairment	(10)	7	10	41
Loans held for sale	(110)	46	(84)	293
Interest recognition	-	-	4	(11)
Other-than-temporary impairments on available-for-sale securities	-	(6)	9	(6)
Securities	3	-	(65)	-
Changes in present value of in-force long term insurance contracts	5	-	48	-
Goodwill and intangible asset impairment charges	-	-	(615)	-
Loss on sale of U.K. and Canadian businesses to affiliates	-	(70)	-	(432)
Other	(13)	17	(4)	38

Net loss – IFRSs basis	(1,233)	(252)	(6,831)	(1,444)
Tax benefit – IFRSs basis	1,238	16	1,763	425

Loss before tax – IFRSs basis	$(2,471)	$(268)	$(8,594)	$(1,869)

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Derivatives and hedge accounting (including fair value adjustments) – The historical use of the “shortcut” and “long haul” hedge accounting methods for U.S. GAAP resulted in different cumulative adjustments to the hedged item for both fair value and cash flow hedges. These differences are recognized in earnings over the remaining term of the hedged items. All of the hedged relationships which previously qualified under the shortcut method provisions of derivative accounting principles have been redesignated and are now either hedges under the long-haul method of hedge accounting or included in the fair value option election.

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

HSBC Finance Corporation

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IFRS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that management intends to sell to be transferred to a held for sale category at the lower of cost or fair value.

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

Other-than-temporary impairment on available-for-sale securities – Under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential other-than-temporary impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs as all perpetual preferred securities are evaluated for other-than-temporary impairment as equity securities. Under IFRSs all impairments are reported in other operating income.

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

Present value of long-term insurance contracts – Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contracts is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk premium attributable to the respective long-term insurance business. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

HSBC Finance Corporation

During the second quarter of 2009, we refined the income recognition methodology in respect to long-term insurance contracts. This resulted in the recognition of a revenue item on an IFRSs basis of $66 million ($43 million after-tax). Approximately $43 million ($28 million after-tax) would have been recorded prior to January 1, 2009 if the refinement in respect of income recognition had been applied at that date.

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

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are also summarized in Note 16, “Business Segments,” in the accompanying consolidated financial statements.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measure For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at September 30, 2009 and increases (decreases) over prior periods:

		Increases (Decreases) From
		June 30,		December 31,
	September 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)(3)	$64,527	$(2,527)	(3.8)%	$(7,139)	(10.0)%
Auto finance(5)	4,598	(792)	(14.7)	(3,023)	(39.7)
Credit card(4)	11,471	(467)	(3.9)	(1,760)	(13.3)
Private label(2)	-	-	-	(65)	(100.0)
Personal non-credit card(2)	12,552	(1,088)	(8.0)	(3,016)	(19.4)
Commercial and other	54	(2)	(3.6)	(39)	(41.9)

Total receivables	$93,202	$(4,876)	(5.0)%	$(15,042)	(13.9)%

Receivables held for sale:
Real estate secured(3)	$6	$(35)	(85.4)%	$(317)	(98.1)%
Auto finance(5)	538	88	19.6	(2,248)	(80.7)
Credit card(4)	556	(53)	(8.7)	(13,015)	(95.9)

Total receivables held for sale	$1,100	$-	-%	$(15,580)	(93.4)%

Total receivables and receivables held for sale:
Real estate secured	$64,533	$(2,562)	(3.8)%	$(7,456)	(10.4)%
Auto finance	5,136	(704)	(12.1)	(5,271)	(50.6)
Credit card	12,027	(520)	(4.1)	(14,775)	(55.1)
Private label(2)	-	-	-	(65)	(100.0)
Personal non-credit card(2)	12,552	(1,088)	(8.0)	(3,016)	(19.4)
Commercial and other	54	(2)	(3.6)	(39)	(41.9)

Total receivables and receivables held for sale	$94,302	$(4,876)	(4.9)%	$(30,622)	(24.5)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		June 30,		December 31,
	September 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$21,973	$(1,132)	(4.9)%	$(3,481)	(13.7)%
Consumer Lending	42,545	(1,394)	(3.2)	(3,657)	(7.9)
All other	9	(1)	(10.0)	(1)	(10.0)

Total real estate secured	$64,527	$(2,527)	(3.8)%	$(7,139)	(10.0)%

(2)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $20 million and $28 million as of September 30, 2009 and June 30, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

HSBC Finance Corporation

(3)	During the first and third quarters of 2009, $214 million and $2 million of real estate secured receivables held for sale, respectively, were reclassified to held for investment.

(4)	During the second quarter of 2009, $590 million of credit card receivables held for sale were reclassified to held for investment.

(5)	During the second and third quarters of 2009, auto finance receivables with a fair value of $450 million and $83 million, respectively, were transferred to receivables held for sale.

Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		June 30,		December 31,
	September 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$55,786	$(1,895)	(3.3)%	$(5,464)	(8.9)%
Second lien	6,617	(495)	(7.0)	(1,263)	(16.0)
Revolving:
First lien	219	(7)	(3.1)	(20)	(8.4)
Second lien	1,905	(130)	(6.4)	(392)	(17.1)

Total real estate secured(1)	$64,527	$(2,527)	(3.8)%	$(7,139)	(10.0)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $6 million, $41 million and $323 million primarily of closed-end, first lien receivables at September 30, 2009, June 30, 2009 and December 31, 2008, respectively. During the first and third quarters of 2009, $214 million and $2 million, respectively, of Consumer Lending real estate secured receivables held for sale were reclassified to held for investment.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or decline in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below.

	Refreshed LTVs(1)(2)
	Consumer Lending(3)		Mortgage Services
	First Lien	Second Lien	First Lien	Second Lien

LTV<80%	32%	18%	24%	8%
80%≤LTV<90%	18	14	19	13
90%≤LTV<100%	21	24	27	22
LTV≥100%	29	44	30	57
Average LTV for portfolio	89%	99%	93%	108%

(1)	Refreshed LTVs for first liens are calculated as a percentage of the current receivable balance. Refreshed LTVs for second liens are calculated as a percentage of the current receivable balance plus the senior lien amount at origination. Property values are derived from the properties appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Areas (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

(2)	Refreshed LTVs are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics. Therefore, the information in the table above reflects HPIs and outstanding receivable balance as of June 30, 2009.

(3)	Excludes the Consumer Lending receivable portfolios serviced by HSBC Bank USA which had a total outstanding principal balance of $1.7 billion at June 30, 2009.

HSBC Finance Corporation

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	September 30, 2009				June 30, 2009				December 31, 2008
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(In millions)

Fixed rate(3)	$12,805	(1)	$40,435	(2)	$13,344	(1)	$41,765	(2)	$14,340	(1)	$43,882	(2)
Adjustable rate(3)	9,168		2,110		9,762		2,174		11,114		2,320

Total	$21,973		$42,545		$23,106		$43,939		$25,454		$46,202

First lien	$18,590		$37,420		$19,417		$38,496		$21,198		$40,297
Second lien	3,383		5,125		3,689		5,443		4,256		5,905

Total	$21,973		$42,545		$23,106		$43,939		$25,454		$46,202

Adjustable rate(3)	$7,997		$2,110		$8,418		$2,174		$9,319		$2,320
Interest only(3)	1,171		-		1,344		-		1,795		-

Total adjustable rate(3)	$9,168		$2,110		$9,762		$2,174		$11,114		$2,320

Total stated income	$4,278		$-		$4,625		$-		$5,237		$-

(1)	Includes fixed rate interest-only receivables of $305 million, $318 million and $337 million at September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

(2)	Includes fixed rate interest-only receivables of $39 million, $41 million and $44 million at September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications which may have occurred.

Receivable decreases since December 31, 2008 Real estate secured receivables decreased from December 31, 2008. Lower receivable balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken since mid-2007 to reduce risk going forward as well as the decision in late February 2009 to discontinue new customer account originations for all loan products in our Consumer Lending operations. The balance of this portfolio will continue to decline going forward as the receivable balances liquidate. The decreases in real estate secured receivables slowed in both our Mortgage Services and Consumer Lending businesses due to a decline in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry.

Auto finance receivables decreased as a result of our decision to discontinue auto loan originations in July 2008. Additionally, during the first nine months of 2009, we transferred auto finance receivables with a fair value at the date of transfer of $533 million to receivables held for sale because we no longer had the intent to hold them for the foreseeable future. The balance of the auto finance portfolio will continue to decline going forward as the receivable balances liquidate. Personal non-credit card receivables decreased as a result of the actions taken throughout 2008 to reduce risk as well as the decision in late February 2009 to cease new customer account originations for all products in our Consumer Lending business.

Credit card receivables decreased due to lower consumer spending as well as numerous actions taken to manage risk beginning in the fourth quarter of 2007 and continuing through September 2009, including tightening initial credit lines and sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures. We continue limited direct marketing mailings and new customer account originations in portions of our portfolio to maintain the value and functionality of our receivable origination platform as well as to collect marketplace knowledge. However, we have also

HSBC Finance Corporation

identified certain segments of our credit card portfolio which have been the most impacted by the current housing and economic conditions and have stopped all new account originations in these market segments. These actions have resulted in an on-going decline in our credit card receivable portfolio. These decreases were partially offset by the transfer of $590 million of credit card receivables previously held for sale to receivables held for investment during the second quarter of 2009. Based on recent performance trends, we have resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio.

Receivable decreases since June 30, 2009 Real estate secured receivables have decreased since June 30, 2009. Our Mortgage Services real estate secured portfolio and our auto finance receivable portfolio have continued to liquidate during the third quarter of 2009. Lower real estate secured receivables in our Consumer Lending business and personal non-credit card receivables reflect the decision to discontinue new originations for all loan products in late February 2009, as discussed above. The decreases in our real estate secured portfolio were slowed by a decline in loan prepayments which has continued during the third quarter of 2009. Decreases in our credit card receivables were due to the aforementioned actions taken to reduce risk as well as lower consumer spending levels.

Receivables Held for Sale As compared to December 31, 2008, the decrease largely reflects the sale of our GM and UP Portfolios and certain auto finance receivables which were classified as held for sale at December 31, 2008 as well as the transfer of $590 million and $216 million of credit card and real estate secured receivables, respectively, from receivables held for sale to receivables held for investment at fair value, partially offset by auto finance receivables with a fair value at the date of transfer of $83 million and $533 million which were transferred to receivables held for sale in the three and nine months ended September 30, 2009, respectively, as we no longer have the intent to hold these receivables for the foreseeable future.

We currently have no intent to execute bulk sales of our run-off receivables portfolio beyond the auto finance receivables that we have classified as held for sale. Market pricing continues to value the cash flows associated with these receivables in the currently distressed market environment at amounts which are significantly lower than what we as servicer believe will ultimately be realized and we do not expect pricing that would typically be seen under more normal marketplace conditions for the foreseeable future. Therefore, we have decided to hold these run-off receivables for investment. However, should market pricing improve in the future, our intent may change, which could result in the reclassification of a significant portion of the run-off receivables into receivables held for sale.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2009	2009	2009	2008	2008

Number of REO properties at end of period	6,266	7,105	8,643	9,350	10,887
Number of properties added to REO inventory in the period	3,448	3,463	4,143	3,313	5,416
Average loss on sale of REO properties(1)	8.4%	13.0%	16.9%	13.3%	11.0%
Average total loss on foreclosed properties(2)	51.6%	52.4%	52.0%	46.8%	42.2%
Average time to sell REO properties (in days)	184	194	201	180	174

(1)	The average loss on sale of REO properties is calculated based on cash proceeds, after deducting selling costs, minus the unpaid loan principal balance after write downs as well as any other ancillary amounts owed (e.g., real estate tax advances). This amount is divided by the unpaid loan principal balance plus any other ancillary amounts.

HSBC Finance Corporation

(2)	The average total loss on REO properties sold each quarter includes both the loss on sale and the cumulative write-downs recognized on the loans up to and upon classification as “Real Estate Owned.” This average total loss on foreclosed properties is expressed as a percentage of the unpaid loan principal balance prior to writedown plus any other ancillary amounts owed (e.g., real estate tax advances).

The number of REO properties at September 30, 2009 decreased as compared to June 30, 2009 due to continuing delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states that have lengthened the foreclosure process. We anticipate the number of REO properties to increase in future periods when the backlogs in foreclosure proceedings are reduced. The average loss on sale of REO properties declined during the current quarter as the stabilization of home prices during the quarter has resulted in less deterioration in value between the time we take title to the property and when the property is ultimately sold. The average total loss on foreclosed properties improved modestly during the third quarter of 2009 as a result of some stabilization of home prices during the quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts reported in our consolidated statement of loss for continuing operations.

Net interest income The following table summarizes net interest income:

					Increase
	2009		2008		(Decrease)
	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Three months ended September 30,
Finance and other interest income	$2,441	9.54%	$3,691	10.80%	$(1,250)	(33.9)%
Interest expense	978	3.82	1,491	4.36	(513)	(34.4)

Net interest income	$1,463	5.72%	$2,200	6.44%	$(737)	(33.5)%

Nine months ended September 30,
Finance and other interest income	$7,881	9.72%	$11,690	10.93%	$(3,809)	(32.6)%
Interest expense	3,207	3.95	4,843	4.53	(1,636)	(33.8)

Net interest income	$4,674	5.77%	$6,847	6.40%	$(2,173)	(31.7)%

(1)	% Columns: comparison to average interest-earning assets.

The decrease in net interest income during the quarter and year-to-date periods was due to lower average receivables reflecting lower origination volumes due to risk mitigation efforts, including our decision to stop all new account originations in our Auto Finance and Consumer Lending businesses, as well as lower consumer spending levels. The decrease in net interest income also reflects lower levels of performing receivables and lower overall yields on our receivable portfolio, partially offset by lower interest expense. With the exception of credit card receivables, yields on our receivable portfolio decreased for all products due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets, lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements, partially offset by the impact of interest rate floors in portions of our credit card receivable portfolio. Overall yields were also negatively impacted by a shift in mix to higher levels of real estate secured receivables as a result of the sale of $12.4 billion and $3.0 billion of credit card and auto finance receivables, respectively, in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. The higher yields on our credit card receivable portfolio during 2009 were due to a significant shift in mix to higher levels of non-prime receivables which carry higher rates as a result of the sale of GM and UP Portfolios. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect decreasing rates on overnight investments. The lower interest expense was due to lower average rates for

HSBC Finance Corporation

floating rate borrowings on lower average borrowings. The lower average rates for floating rate borrowings reflect actions taken by the Federal Reserve Bank which decreased short-term interest rates by 175 basis points since September 30, 2008.

Net interest margin was 5.72 percent during the three months ended September 30, 2009 compared to 6.44 percent in the prior year quarter. Net interest margin was 5.77 percent during the nine months ended September 30, 2009 compared to 6.40 percent in the prior year period. Net interest margin decreased during both periods due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs. The following table shows the impact of these items on net interest margin for the three and nine month periods:

	2009	2008

Net interest margin – Three months ended September 30, 2008 and 2007, respectively	6.44%	6.55%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.33)	(.34)
Receivable mix	(.49)	.11
Impact of non-performing assets	(.31)	(.50)
Non-insurance investment income	(.24)	(.08)
Cost of funds	.65	.70

Net interest margin – Three months ended September 30, 2009 and 2008, respectively	5.72%	6.44%

	2009	2008

Net interest margin – Nine months ended September 30, 2008 and 2007, respectively	6.40%	6.40%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.28)	(.10)
Receivable mix	(.34)	.15
Impact of non-performing assets	(.46)	(.49)
Non-insurance investment income	(.24)	(.06)
Cost of funds	.69	.50

Net interest margin – Nine months ended September 30, 2009 and 2008, respectively	5.77%	6.40%

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

Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(Decrease)
	2009	2008	Amount	%

	(dollars are in millions)

Three months ended September 30,	$2,172	$3,759	$(1,587)	(42.2)%
Nine months ended September 30,	7,553	9,776	(2,223)	(22.7)

Our provision for credit losses decreased in both periods as a result of lower provisions for credit losses in our Mortgage Services real estate secured, credit card and auto finance receivable portfolios, and, during the three

HSBC Finance Corporation

months ended September 30, 2009, a lower provision for credit losses in our Consumer Lending business due to the following:

•	Provision for credit losses in our Mortgage Services business decreased as compared to the year-ago periods as the portfolio continues to become more fully seasoned and run-off resulting in lower charge-off levels. Additionally, there has been a shift in the mix of charge-offs to first lien loans which generally have lower loss severities than second lien loans. However, loss severities have continued to increase compared to the prior year periods due to declines in real estate values. Rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy were also significant factors partially offsetting the lower credit loss provision.

•	Provision for credit losses in our credit card receivable portfolio decreased significantly in both periods due to lower receivable levels including the impact of the transfer of the UP Portfolio to receivables held for sale in November 2008 and, in the year-to-date period, the impact of the transfer of the GM Portfolio and $2.0 billion of non-prime receivables to receivables held for sale in June 2008. Excluding the impact of these transferred receivables from the prior year periods as applicable, our provision for credit losses remained significantly lower due to lower non-prime receivable levels as a result of lower consumer spending and actions taken beginning in the fourth quarter of 2007 and continuing through September 2009 to manage risk, as well as an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated. These lower credit loss estimates have been partially offset by the continued deterioration in the U.S. economy and housing markets, portfolio seasoning and higher levels of personal bankruptcy filings.

•	Provision for credit losses in our auto finance receivable portfolio decreased in both periods as a result of lower receivable levels reflecting the discontinuation of auto finance originations and the transfer of $3.0 billion of non-delinquent auto finance receivables to held for sale in September 2008. Additionally, we have experienced lower loss severities driven by improvements in prices on repossessed vehicles. The year-to-date period was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 which increased the provision for credit losses by $36 million. The improvement was partially offset by continued deterioration in the U.S. economy, including significantly higher unemployment rates.

•	Provision for credit losses in our Consumer Lending business increased during the nine months ended September 30, 2009 primarily in first lien, real estate secured receivables driven by an accelerated deterioration which began in the second half of 2007 and accelerated in the second half of 2008 for portions of that portfolio. Charge-off and delinquency, including early stage delinquency, continued to increase during the first nine months of 2009 due to the marketplace deterioration as previously discussed. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy. These increases were partially offset by lower receivable levels as compared to the year-ago period as a result of our decision in late February 2009 to cease all new customer account originations. However, the provision for credit losses decreased during the three months ended September 30, 2009 as compared to the year-ago quarter as the factors discussed above were more than offset by a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize. Credit loss provision for Consumer Lending’s personal non-credit card portfolio increased during both periods due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions and continued deterioration in the U.S. economy which was partially offset by lower receivable levels.

Net charge-off dollars totaled $2,400 million and $7,306 million during the three and nine months ended September 30, 2009, respectively, as compared to $2,630 million and $7,649 million in the year-ago periods. Dollars of net charge-offs decreased in both periods due to the impact of lower receivable levels, a shift in charge-off mix in real estate secured receivables to higher levels of first lien loans which generally have lower loss severities

HSBC Finance Corporation

than second lien loans and local government delays in processing foreclosures, which were partially offset by the continued deterioration in the U.S. economy and housing markets, rising unemployment rates, higher levels of personal bankruptcy filings and portfolio seasoning. We continue to experience delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states that have lengthened the foreclosure process resulting in higher levels of late stage delinquency. For further discussion see “Credit Quality” in this Form 10-Q.

We anticipate delinquency and charge-off will remain under pressure during the remainder of 2009 as the U.S. economic environment continues to adversely impact our businesses. However, the magnitude of these negative trends will largely be dependent on the length and depth of the U.S. economic downturn, including unemployment rates and the recovery of the housing market, which to some extent will be offset by the impact of actions we have already taken to reduce risk in these portfolios.

Other revenue The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Insurance revenue	$83	$107	$(24)	(22.4)%
Investment income (loss)	31	(20)	51	100	+
Derivative income (expense)	(179)	30	(209)	(100	+)
Gain (loss) on debt designated at fair value and related derivatives	(1,247)	1,711	(2,958)	(100	+)
Fee income	172	461	(289)	(62.7)
Enhancement services revenue	116	175	(59)	(33.7)
Taxpayer financial services revenue	2	11	(9)	(81.8)
Gain on bulk sale of receivables to HSBC Bank USA	-	-	-	-
Gain on receivable sales to HSBC affiliates	101	65	36	55.4
Servicing and other fees from HSBC affiliates	185	123	62	50.4
Lower of cost or fair value adjustment on receivables held for sale	-	(97)	97	100.0
Other income (expense)	18	(31)	49	100	+

Total other revenues	$(718)	$2,535	$(3,253)	(100	+)%

HSBC Finance Corporation

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Insurance revenue	$261	$320	$(59)	(18.4)%
Investment income (loss)	63	25	38	100 +
Derivative income (expense)	67	61	6	9.8
Gain (loss) on debt designated at fair value and related derivatives	(1,904)	2,024	(3,928)	(100 +)
Fee income	551	1,353	(802)	(59.3)
Enhancement services revenue	375	532	(157)	(29.5)
Taxpayer financial services revenue	95	166	(71)	(42.8)
Gain on bulk sale of receivables to HSBC Bank USA	57	-	57	100.0
Gain on receivable sales to HSBC affiliates	319	187	132	70.6
Servicing and other fees from HSBC affiliates	572	374	198	52.9
Lower of cost or fair value adjustment on receivables held for sale	(343)	(298)	45	15.1
Other income (expense)	82	46	36	78.3

Total other revenues	$195	$4,790	$(4,595)	(95.9)%

Insurance revenue decreased during both periods as a result of lower credit related premiums due to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we will no longer issue credit insurance policies in this business segment but will continue to collect premiums on existing policies. The decreases in insurance revenue were partially offset by growth in a new term life insurance product that was introduced in 2007.

Investment income includes income on securities available for sale, realized gains and losses from the sale of securities and the recording of other-than temporary impairment charges, as required. Other-than-temporary impairment charges totaled $0 million and $20 million during the three and nine months ended September 30, 2009, respectively, as compared to $38 million and $53 million in the year-ago periods. Excluding the impact of other-than-temporary impairment charges from all periods, investment income increased in both periods due to higher gains on sales of securities in the current and year-to-date period, partially offset by the impact of lower yields and lower average investment balances.

Derivative income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles as well as the ineffectiveness on derivatives which are qualifying hedges. Derivative income (expense) is summarized in the table below:

Three Months Ended September 30,	2009	2008

	(in millions)

Net realized losses	$(39)	$(3)
Mark-to-market on derivatives which do not qualify as effective hedges	(141)	5
Ineffectiveness	1	28

Total	$(179)	$30

HSBC Finance Corporation

Nine Months Ended September 30,	2009	2008

	(in millions)

Net realized losses	$(92)	$2
Mark-to-market on derivatives which do not qualify as effective hedges	79	18
Ineffectiveness	80	41

Total	$67	$61

As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates and higher delinquency levels. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”), $6.2 billion of interest rate swaps were outstanding during the current quarter of which $5.8 billion were longer dated pay fixed, receive variable interest rate swaps and $425 million were shorter dated receive fixed, pay variable interest rate swaps. While these positions acted as economic hedges by lowering our overall interest rate risk, they did not qualify as effective hedges under hedge accounting principles. The mark-to-market on derivatives which do not qualify as effective hedges in the third quarter of 2009 was negatively impacted by falling U.S. interest rates resulting in a loss during the current quarter. The impact of falling U.S interest rates in the current quarter partially offset the overall positive impact of rising U.S. interest rates during the year-to-date period. Net realized losses in both the current and year-to-date period reflect losses on non-qualifying hedges due to falling short-term interest rates, which were more pronounced in the current quarter. Ineffectiveness income during the nine months ended September 30, 2009 was primarily driven by changes in the market value of our cross currency cash flow hedges due to the increase in long term U.S. and foreign interest rates in the first half of 2009.

Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative income for the nine months ended September 30, 2009 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three Months Ended September 30,	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(156)	$(263)
Credit risk component	(1,468)	1,592

Total mark-to-market on debt designated at fair value	(1,624)	1,329
Mark-to-market on the related derivatives	194	279
Net realized gains on the related derivatives	183	103

Total	$(1,247)	$1,711

HSBC Finance Corporation

Nine Months Ended September 30,	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$732	$(300)
Credit risk component	(2,799)	1,912

Total mark-to-market on debt designated at fair value	(2,067)	1,612
Mark-to-market on the related derivatives	(291)	267
Net realized gains on the related derivatives	454	145

Total	$(1,904)	$2,024

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative income associated with debt designated at fair value was a loss of $(160) million and a gain of $395 million for the three months ended September 30, 2009 and 2008, respectively, and a loss of $(152) million and a gain of $90 million for the nine months ended September 30, 2009 and 2008, respectively. Offsetting gains (losses) recorded in derivative income associated with the related derivatives was a gain of $160 million and a loss of $(395) million for the three months ended September 30, 2009 and 2008, respectively, and a gain of $152 million and a loss of $(90) million for the nine months ended September 30, 2009 and 2008, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – In the third quarter of 2009, the U.S. LIBOR curve shifted down resulting in losses in the interest rate component of the mark-to-market on debt designated at fair value and gains in the mark-to-market on the related derivatives in the current quarter. The year-to-date period was impacted by a simultaneous steepening and rising of the U.S. LIBOR curve since the beginning of the year which resulted in gains on the mark-to-market of the debt designated at fair value and losses on the mark-to-market of the related derivative. In the three and nine months ended September 30, 2008, falling long-term U.S. interest rates resulted in a loss in the interest rate component on debt designated at fair value and an increase in the value of the related derivative in both periods. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by the differences in cash flows and valuation methodologies for the debt and related derivative. Cash flows on debt are discounted using a single discount rate from the bond yield curve while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates change relative to each other. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives which increases the net difference between the change in the value of the interest rate component of the debt and the change in the value of the derivatives. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our credit spreads tightened in the second and third quarters of 2009 due to increased market confidence and improvements in marketplace liquidity which resulted in an overall tightening in the year-to-date period. For the three and nine months ended September 30, 2008, changes in the credit risk component of the debt were impacted by a widening of our credit spreads as new issue and secondary bond market credit spreads across all domestic bond market sectors widened as well as a general lack of liquidity in the secondary bond market during the prior year periods. The fair value benefit from the change of our credit spreads is a result of having historically raised debt at credit spreads which were not available under 2008 market conditions.

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2009 should not be considered indicative of the results for any future periods.

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

Gain on bulk sale of receivables to HSBC Bank USA for the nine months ended September 30, 2009 reflects gains on sale of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion at the time of sale, and $3.0 billion of auto finance receivables to HSBC Bank USA that occurred in January 2009. These gains were partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions.

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

Lower of cost or fair value adjustment on receivables held for sale reflects the impact of current market conditions on pricing for real estate secured, credit card and auto finance receivables held for sale which resulted in additional lower of cost or fair value adjustments of $332 million during nine months ended September 30, 2009. Additionally, as previously discussed, we transferred auto finance receivables with a fair value of $533 million to receivables held for sale during the nine months ended September 30, 2009 which resulted in a lower of cost or fair value adjustment of $11 million during year-to-date period.

Other income increased during both periods as a result of a $20 million gain on sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA during the third quarter of 2009 as well as a reduction in losses from low income housing tax credits during the current and year-to-date quarter as a result of this sale. Other income during the year-ago period included a gain of $11 million related to the sale of a portion of our Visa Class B shares as well as higher securitization related revenue as we repaid the remaining securitized credit card receivable trust in February 2008.

HSBC Finance Corporation

Operating expenses

The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$262	$486	$(224)	(46.1)%
Sales incentives	-	9	(9)	(100.0)
Occupancy and equipment expenses	12	50	(38)	(76.0)
Other marketing expenses	50	72	(22)	(30.6)
Real estate owned expenses	29	75	(46)	(61.3)
Other servicing and administrative expenses	197	248	(51)	(20.6)
Support services from HSBC affiliates	242	250	(8)	(3.2)
Amortization of intangibles	40	42	(2)	(4.8)
Policyholders’ benefits	50	52	(2)	(3.8)

Total costs and expenses	$882	$1,284	$(402)	(31.3)%

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$947	$1,361	$(414)	(30.4)%
Sales incentives	5	45	(40)	(88.9)
Occupancy and equipment expenses	125	160	(35)	(21.9)
Other marketing expenses	127	287	(160)	(55.7)
Real estate owned expenses	175	265	(90)	(34.0)
Other servicing and administrative expenses	633	811	(178)	(21.9)
Support services from HSBC affiliates	778	772	6	.8
Amortization of intangibles	121	139	(18)	(12.9)
Policyholders’ benefits	153	155	(2)	(1.3)
Goodwill and other intangible asset impairment charges	2,308	-	2,308	100.0

Total costs and expenses	$5,372	$3,995	$1,377	34.5%

Salaries and employee benefits for the year-to-date period included severance costs and other employee benefits of $55 million related to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business and close the Consumer Lending branch offices. Excluding the severance costs and other items related to this decision from the year-to-date period, salaries and employee benefits were even lower reflecting the reduced scope of our business operations, including the change in headcount from the strategic decisions implemented throughout 2008, the impact of entity-wide initiatives to reduce costs as well as lower salary costs derived from an increase in customer service, systems, collections and accounting services provided by an HSBC affiliate located outside the U.S. partially offsetting these decreases were higher salary expense resulting from increased collection capacity.

Sales incentives decreased in both periods due to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business as well as lower origination volumes in our Consumer

HSBC Finance Corporation

Lending business resulting from the changes in product offerings and the tightening of underwriting criteria throughout 2008 and the economic and market conditions described above.

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

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in both periods reflects the decision to continue to reduce credit card and personal non-credit card receivable marketing expenses in an effort to manage risk in these portfolios as well as the decision in late February 2009 to discontinue originations of personal non-credit card receivables. As previously discussed, based on recent performance trends in our non-prime receivable portfolio, we have resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio. Accordingly, current marketing expense levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses decreased in three and nine months ended September 30, 2009 as a result of lower levels of real estate owned due to local government delays in foreclosure proceedings as certain states and municipalities have implemented new rules which lengthen the foreclosure process and lower loss on sale.

Other servicing and administrative expenses decreased during both periods primarily as a result of the reduction of the scope of our business operations since June 2008. These decreases were partially offset by lower origination cost deferrals due to lower origination volumes, higher third party collection costs and for the year-to-date period, the write- off of miscellaneous assets related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates decreased during the three months ended September 30, 2009 as a result of the reduction in the scope of our business operations, partially offset by the increased costs associated with the new shared services beginning in 2009. Support services from HSBC increased during the year-to-date period as a result of the human resources, corporate affairs and other shared services which began being provided by HTSU in January 2009, partially offset by the previously discussed reduction in the scope of our business operations.

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

Policyholders’ benefits were essentially flat during both periods due to declines in life and disability claims on credit insurance policies as we are no longer issuing these policies in the Consumer Lending business, which were offset by both higher unemployment claims due to rising unemployment rates and higher claims on a new term life product due to growth in this product offering since its introduction in 2007.

Goodwill and other intangible asset impairment charges for the nine months ended September 30, 2009 includes goodwill impairment charges of $2.3 billion representing all of the goodwill previously allocated to our Card and Retail Services and Insurance Services businesses. See Note 10, “Goodwill,” in the accompanying consolidated financial statements for further discussion of the goodwill impairment. Additionally during the first quarter of 2009, we recorded impairment charges of $14 million for intangible assets associated with our Consumer Lending

HSBC Finance Corporation

business as a result of our decision to discontinue new customer account originations for all products. See Note 4, “Strategic Initiatives,” and Note 9, “Intangible Assets,” in the accompanying consolidated financial statements for further discussion of the impairment.

Efficiency ratio The following table summarizes our efficiency ratio:

	2009	2008

Three months ended September 30,	119.71%	26.31%
Nine months ended September 30,	110.67	33.44

Our efficiency ratio in both periods was significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the year-to-date period the impact of the goodwill and intangible asset impairment charges and restructuring costs associated with the closure of our Consumer Lending branch network, as discussed above. Excluding these items in these periods, our efficiency ratio deteriorated 139 basis points during the third quarter of 2009 and 108 basis points in the year-to-date period largely due to lower net interest income and lower fee and enhancement services revenues as a result of the sale of the GM and UP Portfolios, partially offset by increased revenues associated with the bulk gain and daily sales of receivables to HSBC Bank USA.

Segment Results – IFRS Management Basis

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet.

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

HSBC Finance Corporation

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

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$1,302	$1,263	$39	3.1%
Other operating income	582	807	(225)	(27.9)

Total operating income	1,884	2,070	(186)	(9.0)
Loan impairment charges	1,172	1,490	(318)	(21.3)

	712	580	132	22.8
Operating expenses(1)	460	525	(65)	(12.4)

Profit before tax(1)	$252	$55	$197	100 +%

Net interest margin, annualized	12.79%	10.71%	-	-
Efficiency ratio	24.44	25.36	-	-
Return (after-tax) on average assets	1.62	.27	-	-
Balances at end of period:
Customer loans	$39,323	$46,506	$(7,183)	(15.5)%
Assets	37,192	44,230	(7,038)	(15.9)

HSBC Finance Corporation

			Increase
			(Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$3,940	$3,828	$112	2.9%
Other operating income	1,810	2,424	(614)	(25.3)

Total operating income	5,750	6,252	(502)	(8.0)
Loan impairment charges	3,891	3,750	141	3.8

	1,859	2,502	(643)	(25.7)
Operating expenses, excluding goodwill impairment charges	1,404	1,643	(239)	(14.6)

Profit before tax and goodwill impairment charges	455	859	(404)	(47.0)
Goodwill impairment charges(1)	530	-	530	100.0

Profit (loss) before tax(1)	$(75)	$859	$(934)	(100 +)

Net interest margin, annualized	12.38%	10.77%	-	-
Efficiency ratio	33.64	26.27	-	-
Return (after-tax) on average assets	(.88)	1.57	-	-

(1)	No goodwill impairment charges were recorded during the three months ended September 30, 2009. Goodwill impairment charges of $530 million recorded during the nine months ended September 30, 2009 were not deductible for tax purposes.

Our Card and Retail Services segment reported a higher profit before tax during the three months ended September 30, 2009 as compared to the prior year quarter due to lower loan impairment charges, lower operating expenses and higher net interest income, partially offset by lower other operating income. Excluding the impact of goodwill impairment charges recorded during the year-to-date period, our Card and Retail Services segment reported a lower profit before tax during the nine months ended September 30, 2009 as compared to the year-ago period due to lower other operating income and higher loan impairment charges, partially offset by lower operating expenses and higher net interest income.

Loan impairment charges were higher during the nine months ended September 30, 2009 due to higher delinquency and charge-off levels as a result of portfolio seasoning, continued deterioration in the U.S. economy and higher levels of personal bankruptcy filings. The higher credit loss estimates in the year-to-date period were partially offset by lower customer loan levels and more stable credit conditions as well as an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated. Customer loan levels are lower as a result of lower consumer spending and actions taken beginning in the fourth quarter of 2007 and continuing through September 2009 to manage risk. Lower loan impairment charges during the three months ended September 30, 2009 were driven by the lower customer loan levels discussed above as well as declines in delinquency levels during the quarter. During the first nine months of 2009, we decreased credit loss reserves to $4.1 billion as loan impairment charges were $228 million lower than net charge-offs. During the first nine months of 2008, we increased credit loss reserves to $4.1 billion as loan impairment charges were $714 million greater than net charge-offs.

Net interest income increased in both periods due to lower interest expense, partially offset by lower interest income. The lower interest income reflects the impact of lower overall loan levels partially offset in the three month period by higher yields. Yields were higher during the three months ended September 30, 2009 as compared to the prior year quarter as a result of repricing initiatives, the impact of interest rate floors in portions of the loan portfolio and lower levels of promotional balances. Loan yields during the year-to-date period were essentially flat as the impact of repricing initiatives, interest rate floors and lower levels of promotional balances during the first nine months of 2009 were offset by the impact of deterioration in credit quality. Net interest margin increased during both periods primarily due to a lower cost of funds, repricing initiatives, the impact of interest rate floors in portions

HSBC Finance Corporation

of the loan portfolio and lower levels of promotional balances, partially offset by the impact of deterioration in credit quality. The decrease in other operating income in both periods was primarily due to lower cash advance, interchange fees, late and overlimit fees and enhancement services revenue due to lower volumes and changes in customer behavior. Operating expenses decreased in both periods due to lower marketing expenses in our effort to manage risk in our credit card receivable portfolio as well as lower salary expenses. These decreases were partially offset during the year-to-date period by $8 million in restructuring costs resulting from our decision in the second quarter of 2009 to close and consolidate additional facilities. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information on this decision.

The efficiency ratio for the nine months ended September 30, 2009 was impacted by the goodwill impairment charges. Excluding the goodwill impairment charges recorded in the year-to-date period, the efficiency ratio improved in both periods as a result of lower marketing expenses and other cost-containment measures, higher interest income and during the three months ended September 30, 2009, lower loan impairment charges.

The increase in the ROA ratio during the three months ended September 30, 2009 was primarily due to lower loan impairment charges and lower average assets, partially offset by lower other operating income. For the nine months ended September 30, 2009, the decrease in the ROA ratio was primarily a result of the goodwill impairment charge, lower total operating income and higher loan impairment charges, partially offset by lower average assets.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. The CARD Act modifies and expands upon the amendments to Regulation AA (Unfair or Deceptive Acts or Practices) (“UDAP”) and Regulation Z (Truth in Lending) adopted by the Federal Reserve in December 2008, which among other things, place restrictions on applying interest rate increases on new and existing balances, prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and penalty rates may be charged on past due balances, and limits certain fees. Most of the requirements of the CARD Act become effective in February 2010, however, some provisions became effective in August 2009 and a few will not become effective until August 2010. New restrictions introduced by the CARD Act include requiring customers to opt-in to over limit fee assessments and requiring re-priced accounts be evaluated for interest rate decreases every six months. The CARD Act also requires the Federal Reserve to conduct rulemaking to ensure penalty fees are reasonable and requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. Although we are already compliant with some provisions, other provisions such as those addressing limitations on interest rate increases, over limit fees and payment allocation will require us to make changes to our business practices. This may require us and our competitors to manage risk differently than has historically been the case. We are compliant with the provisions of the CARD Act that took effect in August 2009. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. We are currently in the process of making changes to processes and systems to comply with remaining provisions of the new rules and will be fully compliant by the applicable February and August 2010 effective dates. Although we currently believe the implementation of these new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act on us at this time is uncertain as it ultimately depends upon the Federal Reserve and other government agencies interpretations of some of the provisions discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors. Further changes to this legislation are being considered that would, among other things, accelerate the February and August 2010 effective dates to December 1, 2009. We are currently assessing our ability to accelerate process and system changes currently underway to meet a December 1, 2009 compliance date should this legislative effort be successful.

On June 1, 2009, General Motors announced its plan to restructure, filing for bankruptcy protection under the Chapter 11 reorganization provisions. While we provide credit under the GM Card Program, GM owns and operates the Earnings/Rewards Program. Concurrently with its bankruptcy filing, GM filed a motion with the bankruptcy court requesting authority to honor the GM Card Program in the ordinary course of business, including allowing the continued redemption of earned rewards points as well as authorizing the continued performance by GM under the card agreements. The court approved this motion on June 2, 2009. In July 2009, the bankruptcy court approved

HSBC Finance Corporation

GM’s plan to transfer substantially all of GM’s assets to New GM, including the assignment and assumption of the GM Card Agreement, and GM was granted permission to exit from bankruptcy.

Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
		June 30,		December 31,
	September 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Credit card	$23,950	$(1,137)	(4.5)%	$(4,696)	(16.4)%
Private label	15,261	(511)	(3.2)	(2,680)	(14.9)
Other	112	(10)	(8.2)	(31)	(21.7)

Total loans	$39,323	$(1,658)	(4.0)%	$(7,407)	(15.9)%

Compared to December 31, 2008, customer loans decreased 16 percent due to the actions taken to continue to manage risk, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures as well as lower consumer spending levels. We continue limited direct marketing mailings and new customer account originations in portions of our non-prime portfolio to maintain the value and functionality of our receivable origination platform as well as to collect marketplace knowledge. However, we have also identified certain segments of our credit card portfolio which have been the most impacted by the current housing and economic conditions and have stopped all new account originations in these market segments. These actions have resulted in an on-going decline in our non-prime credit card receivable portfolio. Lower private label receivable levels also reflect the termination of unprofitable retail partners. Based on recent performance trends, we have resumed direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio.

Customer loans decreased 4 percent to $39.3 billion at September 30, 2009 compared to $41.0 billion at June 30, 2009, primarily due to the actions taken to manage risk and lower consumer spending levels as discussed above.

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

HSBC Finance Corporation

The following table includes key financial metrics for our Card and Retail Services business:

					Change between
	Quarter Ended				Sept. 30, 2009
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	and
	2009	2009	2009	2008	Dec. 31, 2008

	(dollars are in millions)

Receivables:
Non-prime	$9,951	$10,426	$11,164	$12,247	(18.7)%
Prime	26,753	27,760	28,805	31,344	(14.6)
Other	2,619	2,795	2,898	3,139	(16.6)

Total	$39,323	$40,981	$42,867	$46,730	(15.9)%

Net Interest Margin:
Non-prime	20.17%	19.57%	20.36%	17.96%	12.3%
Prime	9.71	9.00	9.10	7.75	25.3
Other	15.77	17.88	8.71	11.49	37.2

Total	12.79%	12.33%	12.04%	10.76%	18.9%

Delinquency Ratio:
Non-prime	10.11%	10.02%	11.04%	9.69%	4.3%
Prime	4.67	4.49	4.54	4.00	16.8
Other	9.21	8.54	9.43	8.48	8.6

Total	6.35%	6.17%	6.57%	5.79%	9.7%

As previously discussed, customer loans have decreased by 16 percent as compared to December 31, 2008. The Prime Portfolio has decreased at a slower rate than the Non-prime Portfolio due to the need to maintain approval rates as a result of merchant obligations and absolute levels of charge-offs.

Net interest margin for both the Non-prime and Prime Portfolios remains strong, primarily due to lower cost of funds, lower promotional balances, incremental pricing actions and the impact of interest rate floors in portions of the loan portfolio.

While we have seen deterioration in performance across the Cards and Retail Services segment as compared to the prior year quarter, the Non-prime Portfolio performance has deteriorated to a lesser degree through this stage of the economic cycle. Delinquency in the Non-prime Portfolio has deteriorated at a lower rate than our Prime Portfolio as non-prime customers typically have lower home ownership, smaller credit lines which have lower minimum payment requirements and lower incidences of interest rate increases and credit line decreases. While dollars of net charge-offs and net charge-off ratios have improved in both our Non-prime and Prime Portfolios, the improvement in the Non-prime Portfolio was more pronounced during the quarter.

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$898	$1,357	$(459)	(33.8)%
Other operating income	47	(13)	60	100 +

Total operating income	945	1,344	(399)	(29.7)
Loan impairment charges	1,836	2,679	(843)	(31.5)

	(891)	(1,335)	444	33.3
Operating expenses	275	491	(216)	(44.0)

Loss before tax	$(1,166)	$(1,826)	$660	36.1%

Net interest margin, annualized	4.05%	5.08%	-	-
Efficiency ratio	29.01	36.53	-	-
Return (after-tax) on average assets	(3.53)	(4.49)	-	-
Balances at end of period:
Customer loans	$85,441	$104,210	$(18,769)	(18.0)%
Assets	83,589	99,168	(15,579)	(15.7)

			Increase (Decrease)
Nine Months Ended September 30,	2009	2008	Amount	%

	(dollars are in millions)

Net interest income	$2,910	$4,401	$(1,491)	(33.9)%
Other operating income	77	(15)	92	100 +

Total operating income	2,987	4,386	(1,399)	(31.9)
Loan impairment charges	6,425	6,987	(562)	(8.0)

	(3,438)	(2,601)	(837)	(32.2)
Operating expenses	1,094	1,403	(309)	(22.0)

Loss before tax	$(4,532)	$(4,004)	$(528)	(13.2)%

Net interest margin, annualized	4.16%	5.26%	-	-
Efficiency ratio	36.61	31.99	-	-
Return (after-tax) on average assets	(4.36)	(3.17)	-	-

Our Consumer segment reported a higher loss before tax during the nine months ended September 30, 2009 due to lower net interest income, partially offset by lower loan impairment charges, lower operating expenses and higher other operating income. Our Consumer segment reported lower losses during the three months ended September 30, 2009 as the rate of improvement in loan impairment charges during the quarter was significantly higher than during the year-to-date period.

Loan impairment charges decreased during both periods as a result of lower impairment charges in our Mortgage Services real estate secured and auto finance loan portfolios and during the three months ended September 30, 2009, lower loan impairment charges in our Consumer Lending business due to the following:

•	Loan impairment charges in our Mortgage Services business decreased as compared to the year-ago periods as the portfolio continues to become more fully seasoned and run-off resulting in lower charge-off levels. Additionally, there has been a shift in the mix of charge-offs to first lien loans which generally have lower

HSBC Finance Corporation

loss severities than second lien loans. However, loss severities have continued to increase compared to the prior year periods due to declines in real estate values. Rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy were also significant factors partially offsetting the lower credit loss provision.

•	Loan impairment charges in our auto finance loan portfolio decreased in both periods as a result of lower loan levels reflecting the sale of $3.0 billion of non-delinquent auto finance loans to HSBC Bank USA in January 2009, as previously discussed, and lower loss severities driven by improvements in prices on repossessed vehicles, partially offset by continued deterioration in the U.S. economy, including significantly higher unemployment rates. The year-to-date period was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 which increased loan impairment charges by $11 million.

•	Loan impairment charges in our Consumer Lending business increased during the nine months ended September 30, 2009 primarily in first lien, real estate secured receivables driven by an accelerated deterioration which began in the second half of 2007 and accelerated in the second half of 2008 for portions of that portfolio. Charge-off and delinquency, including early stage delinquency, continued to increase during the first nine months of 2009 due to the marketplace deterioration as previously discussed. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy. These increases were partially offset by lower receivable levels as compared to the year-ago period as a result of our decision in late February 2009 to cease all new customer account originations. However, the provision for credit losses decreased during the three months ended September 30, 2009 as compared to the year-ago quarter as the factors discussed above were more than offset by a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize. Loan impairment charges for Consumer Lending’s personal non-credit card portfolio increased during both periods due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions and continued deterioration in the U.S. economy which was partially offset by lower receivable levels.

During the first nine months of 2009, credit loss reserves increased as loan impairment charges were $500 million greater than net charge-offs. During the first nine months of 2008, credit loss reserves increased as loan impairment charges were $1.4 billion greater than net charge-offs.

The decrease in net interest income was due to lower average customer loans, lower origination volumes, lower levels of performing receivables and lower overall yields partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality, including growth in non-performing assets, and lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes. The decrease in net interest margin in both periods was primarily a result of lower overall yields as discussed above. Other operating income increased in both periods primarily due to lower losses on sales of REO properties, partially offset by lower credit insurance commissions.

Operating expenses for the nine months ended September 30, 2009 also included $134 million of costs, net of a curtailment gain of $34 million related to other post-retirement benefits, related to the decision to discontinue new originations for all products in our Consumer Lending business and close the Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during the nine months ended September 30, 2009. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information. Excluding these items, operating expenses decreased during both periods due to the reductions in the scope of our business operations as well as other cost containment measures, and lower REO expenses.

HSBC Finance Corporation

The efficiency ratio for the three months ended September 30, 2009 improved as compared to the prior year as the decrease in operating expenses due to ceasing all auto finance and Consumer Lending new account originations and the closure of the Consumer Lending branch network out paced the decrease in net interest income as discussed above. The deterioration in the year-to-date period reflects the impact of $134 million in restructuring charges recorded during the nine months ended September 30, 2009 related to the decision to cease new account originations and close the branch network in our Consumer Lending business.

The decrease in the ROA ratio during the nine months ended September 30, 2009 was primarily due to lower net interest income, partially offset by lower loan impairment charges and lower average assets. The increase in ROA during the three months ended September 30, 2009 reflects a lower loss during the quarter as loan impairment charges improved at a higher rate during the quarter than during the year-to-date period.

U.S. Treasury sponsored programs in the mortgage lending environment have recently been introduced which are focused on reducing the number of foreclosures and potentially making it easier for some customers to refinance loans. One such program intends to help certain at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program provides certain incentives to lenders to modify all eligible loans that fall under the guidelines of the program. Another program focuses on homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac and provides assistance to eligible homeowners to refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable rate mortgages into more stable fixed rate mortgages. We continue to evaluate our consumer relief programs and account management practices to ensure our programs benefit our customers in accordance with their financial needs and our stakeholders as the economy recovers. As a result, to date we have elected to not participate in the U.S. Treasury sponsored programs but to focus on expanding and improving our current programs.

Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		June 30,		December 31,
	September 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$66,157	$(2,581)	(3.8)%	$(7,662)	(10.4)%
Auto finance	6,629	(1,107)	(14.3)	(4,074)	(38.1)
Private label(2)	-	-	-	(51)	(100.0)
Personal non-credit card	12,655	(1,068)	(7.8)	(2,948)	(18.9)

Total customer loans	$85,441	$(4,756)	(5.3)%	$(14,735)	(14.7)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		June 30,		December 31,
	September 30,	2009		2008
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$23,821	$(1,198)	(4.8)%	$(3,806)	(13.8)%
Consumer Lending	42,336	(1,383)	(3.2)	(3,856)	(8.3)

Total real estate secured	$66,157	$(2,581)	(3.8)%	$(7,662)	(10.4)%

(2)	Private label receivables consisted primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $20 million and $28 million as of September 30, 2009 and June 30, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

HSBC Finance Corporation

Customer loans decreased 15 percent to $85.4 billion at September 30, 2009 as compared to $100.2 billion at December 31, 2008. Real estate secured loans decreased from December 31, 2008. Lower loan balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured loan levels in our Consumer Lending business resulted from the actions taken beginning in the second half of 2007 throughout 2008 to reduce risk going forward as well as the decision in late February 2009 to discontinue all new originations for all loan products in our Consumer Lending operations. The decrease in real estate secured loans was partially offset by a continued decline in loan prepayments due to fewer refinancing opportunities for our customers due to the trends impacting the mortgage lending industry. Our auto finance portfolio decreased as a result of the transfer of $166 million and $999 million of auto finance loans during the three and nine months ended September 30, 2009, respectively, to loans held for sale as we no longer have the intent to hold these loans for the foreseeable future as well as decisions made in 2008 to reduce and ultimately discontinue new auto loan originations. Personal non-credit card loans decreased as a result of the actions taken throughout 2008 to reduce risk and limit growth going forward. Additionally as previously discussed, originations of personal non-credit card loans have been terminated as a result of the decision in late February 2009 to discontinue originations of all products in our Consumer Lending business.

Customer loans decreased 5 percent at September 30, 2009 as compared to $90.2 billion at June 30, 2009. Real estate secured loans have decreased since June 30, 2009. As discussed above, our Mortgage Services real estate secured portfolio has continued to liquidate. Lower real estate secured, auto finance and personal non-credit card loans reflect the decisions to discontinue new loan originations as discussed above. These decreases in the real estate secured portfolio were partially offset by a decline in loan prepayments as discussed above. The decrease in auto finance loans also reflects the transfer of $166 million of auto finance loans to loans held for sale during the three months ended September 30, 2009.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves

We maintain credit loss reserves to cover probable inherent losses of principal, interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.

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

The following table sets forth credit loss reserves and related ratios for the periods indicated:

	September 30,		June 30,		December 31,
	2009		2009		2008

	(dollars are in millions)

Credit loss reserves	$12,596		$12,834		12,415
Reserves as a percent of:
Receivables	13.51%		13.09%		11.47%
Net charge-offs(1)	131.2	(2)	127.4	(2)	131.5	(2)
Nonperforming loans	105.5	(2)	110.9	(2)	108.2	(2)

(1)	Net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Credit loss reserves at September 30, 2009 decreased as compared to June 30, 2009 as the provision for credit losses was $228 million lower than net charge-offs during the current quarter primarily as a result of lower receivable levels for all products due to lower origination volumes as a result of changes in our product offerings and actions taken beginning in the fourth quarter of 2007 to slow credit card receivable growth as well as lower consumer spending. With the exception of Consumer Lending real estate secured receivables, all products reported lower delinquency dollars during the quarter. The decrease in credit loss reserves also reflects lower loss estimates in our credit card receivable portfolio due to more stable credit conditions and an improved outlook for future losses as the impact of higher unemployment rates on losses has not been as severe as previously anticipated. Although delinquency levels in our Consumer Lending real estate secured receivable portfolio increased $616 million during the quarter due largely to increases in the later vintages, the increased reserve requirement relating to these higher delinquency levels were largely offset by a reduction in portfolio risk factors, principally an improved outlook for current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize.

The decrease in overall credit loss reserves was partially offset during the current quarter by a combination of the following factors:

•	Higher early stage delinquency since June 30, 2009 for later vintage Consumer Lending real estate secured receivable originations;

•	Continued deterioration of the U.S. economy and housing markets;

HSBC Finance Corporation

•	Higher unemployment rates;

•	Portfolio seasoning;

•	Continuing local government delays in processing foreclosures for real estate secured receivables due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states that have lengthened the foreclosure process.

At September 30, 2009 and going forward, credit loss estimates for our credit card receivable portfolio relate primarily to non-prime credit card receivables as a result of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The credit quality of the non-prime credit card portfolio has deteriorated at a lower rate relative to our GM and UP Portfolios which were sold to HSBC Bank USA in January 2009. The continued deterioration of the housing markets in the U.S. has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who are, on the whole, demonstrating a better payment history on their loans than homeowners in that portfolio. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through September 30, 2009 increases in unemployment rates have resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. However, there can be no certainty that these trends will continue.

Credit loss reserves at September 30, 2009 increased as compared to December 31, 2008 primarily related to our Consumer Lending real estate secured receivable portfolio due to continued deterioration in the U.S economy and housing markets, significantly higher unemployment rates, portfolio seasoning, higher loss severities and delays in processing foreclosures for real estate secured receivables due to backlogs in foreclosure proceedings by local governments and actions of certain states that have lengthened the foreclosure process. The delays in processing foreclosures for real estate secured receivables have resulted in significantly higher late stage delinquency since December 31, 2008. Lower credit loss reserves for other products as compared to December 31, 2008 reflects lower dollars of delinquency and receivable levels in our Mortgage Services real estate secured, credit card, personal non-credit card and auto finance receivable portfolios.

In establishing reserve levels, given the continuing housing market trends in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. The current housing market trends are exacerbated by the current economic downturn, including rising levels of unemployment. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off in our receivable portfolio. It is generally believed that recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until well into 2010 or beyond. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

Reserves as a percentage of receivables at September 30, 2009 was higher than at June 30, 2009 as the impact of lower receivable levels outpaced the lower reserve levels previously discussed. Reserves as a percentage of receivables was higher as compared to December 31, 2008, due to the lower receivable levels discussed above as well as the impact of additional reserve requirements in our Consumer Lending business due to growing late stage delinquency in our real estate secured receivable portfolios resulting from the current economic conditions and actions by local government which has resulted in delays in processing foreclosures. Additionally, as compared to December 31, 2008, reserves as a percentage of receivables were higher as a result of a shift in mix to higher levels of non-prime credit card receivables which carry a higher reserve requirement than prime credit card receivables.

HSBC Finance Corporation

Reserves as a percentage of net charge-offs was higher at September 30, 2009 as compared to June 30, 2009 as the decrease in charge-offs outpaced the decrease in reserve levels as the growing late stage delinquency in our real estate secured receivable portfolios as discussed above will migrate to charge-off in future periods. Reserves as a percentage of net charge-offs were relatively flat as compared to December 31, 2008 as the higher reserve requirements in our Consumer Lending business due to growing late stage delinquency in our real estate secured receivable portfolios resulting from the current economic conditions and actions by local government which has resulted in delays in processing foreclosures were offset by higher charge-off resulting from higher delinquency levels in prior quarters in our Consumer Lending real estate secured receivable portfolio.

Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) was lower at September 30, 2009 as compared to both June 30, 2009 and December 31, 2009 as the majority of the increase in non-performing loans was in the first lien real estate secured receivable portfolio in our Consumer Lending business. First lien real estate secured receivables typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

The following table summarizes the changes in credit loss reserves by product during the three and nine months ended September 30, 2009 and 2008:

	Real Estate Secured					Personal	Comm’l
	First	Second	Auto	Credit	Private	Non-credit	and
	Lien	Lien	Finance	Card	Label	Card	Other	Total

	(in millions)

Three months ended September 30, 2009:
Balances at beginning of period	$5,848	$1,961	$312	$2,067	$-	$2,646	$-	$12,834
Provision for credit losses	587	433	55	421	-	676	-	2,172
Charge-offs	(574)	(500)	(129)	(583)	-	(763)	-	(2,549)
Recoveries	10	11	17	51	-	60	-	149

Net charge-offs	(564)	(489)	(112)	(532)	-	(703)	-	(2,400)
Receivables transferred to held for sale		-	(10)	-	-	-	-	(10)
Release of credit loss reserves related to loan sales	-	-	-	-	-	-	-	-

Balance at end of period	$5,871	$1,905	$245	$1,956	$-	$2,619	$-	$12,596

Three months ended September 30, 2008:
Balance at beginning of period	$2,808	$2,753	$339	$2,249	$18	$2,593	$1	$10,761
Provision for credit losses	1,177	708	426	958	4	486	-	3,759
Charge-offs	(576)	(611)	(189)	(742)	(9)	(679)	-	(2,806)
Recoveries	1	8	17	90	2	58	-	176

Net charge-offs	(575)	(603)	(172)	(652)	(7)	(621)	-	(2,630)
Receivables transferred to held for sale	(9)	-	(240)	-	-	-	-	(249)
Release of credit loss reserves related to loan sales	-	-	-	-	-	-	-	-

Balance at end of period	$3,401	$2,858	$353	$2,555	$15	$2,458	$1	$11,641

Nine months ended September 30, 2009:
Balances at beginning of period	$4,998	$2,115	$401	$2,249	$-	$2,652	$-	$12,415
Provision for credit losses	2,602	1,173	372	1,350	-	2,056	-	7,553
Charge-offs	(1,744)	(1,413)	(511)	(1,800)	-	(2,259)	-	(7,727)
Recoveries	15	30	49	157	-	170	-	421

Net charge-offs	(1,729)	(1,383)	(462)	(1,643)	-	(2,089)	-	(7,306)
Receivables transferred to held for sale		-	(66)	-	-	-	-	(66)
Release of credit loss reserves related to loan sales	-	-	-	-	-	-	-	-

Balance at end of period	$5,871	$1,905	$245	$1,956	$-	$2,619	$-	$12,596

Nine months ended September 30, 2008:
Balance at beginning of period	$2,350	$2,604	$286	$2,635	$26	$2,511	$1	$10,413
Provision for credit losses	2,650	2,061	774	2,651	12	1,628	-	9,776
Charge-offs	(1,518)	(1,837)	(519)	(2,459)	(29)	(1,850)	-	(8,212)
Recoveries	7	30	52	299	6	169	-	563

Net charge-offs	(1,511)	(1,807)	(467)	2,160	(23)	1,681	-	(7,649)
Receivables transferred to held for sale	(78)	-	(240)	(571)	-	-	-	(889)
Release of credit loss reserves related to loan sales	(10)	-	-	-	-	-	-	(10)

Balance at end of period	$3,401	$2,858	$353	$2,555	$15	$2,458	$1	$11,641

HSBC Finance Corporation

Delinquency

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“Delinquency Ratio”):

	September 30,	June 30,	December 31,
	2009	2009	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Continuing operations:
Real estate secured(1)(2)	$11,290	$10,694	$10,197
Auto finance(3)	281	298	537
Credit card(3)	1,242	1,280	1,908
Private label(4)	-	-	16
Personal non-credit card	2,641	2,675	2,968

Total consumer – continuing operations(3)	15,454	14,947	15,626
Discontinued Operations	-	-	-

Total consumer	$15,454	$14,947	$15,626

Delinquency Ratio:
Continuing operations:
Real estate secured(1)(2)	17.50%	15.94%	14.17%
Auto finance(3)	5.46	5.11	5.16
Credit card(3)	10.33	10.20	7.12
Private label(4)	-	-	24.71
Personal non-credit card	21.04	19.61	19.06

Total consumer – continuing operations(3)	16.40	15.08	12.52
Discontinued Operations	-	-	-

Total consumer	16.40%	15.08%	12.52%

HSBC Finance Corporation

(1)	Real estate secured dollars of contractual delinquency and Delinquency Ratios for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Mortgage Services:
First lien	$3,599	$3,567	$3,838
Second lien	560	612	782

Total Mortgage Services	$4,159	$4,179	$4,620

Consumer Lending:
First lien	$6,241	$5,641	$4,724
Second lien	890	874	853

Total Consumer Lending	$7,131	$6,515	$5,577

Delinquency Ratio:
Mortgage Services:
First lien	19.35%	18.34%	18.07%
Second lien	16.54	16.59	18.37

Total Mortgage Services	18.92%	18.05%	18.11%

Consumer Lending::
First lien	16.68%	14.65%	11.64%
Second lien	17.37	16.06	14.45

Total Consumer Lending	16.76%	14.82%	12.00%

(2)	The following reflects dollars of contractual delinquency and the Delinquency Ratio for interest-only loans, ARM loans and stated income real estate secured receivables:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(dollars are in millions)

Dollars of Contractual Delinquency:
Interest only loans	$543	$589	$721
ARM loans	3,224	3,216	3,545
Stated income loans	1,170	1,246	1,493
Delinquency Ratio:
Interest only loans	35.84%	34.59%	33.13%
ARM loans	28.59	26.94	26.39
Stated income loans	27.35	26.94	28.51

HSBC Finance Corporation

(3)	The trend in dollars of contractual delinquency and the Delinquency Ratio for our credit card and auto finance portfolios as of September 30, 2009 and June 30, 2009 as compared to December 31, 2008 was significantly impacted by the sale of our GM and UP Portfolios as well as the sale of certain non-delinquent auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the delinquency dollars and Delinquency Ratios for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(dollars are in millions)

Dollars of contractual delinquency excluding the sold credit card and auto finance receivables from all periods:
Auto finance	$281	$298	$537
Credit card	1,242	1,280	1,447
Total consumer – continuing operations	15,454	14,947	15,165
Delinquency Ratio excluding the sold credit card and auto finance receivables from all periods:
Auto finance	5.46%	5.11%	7.25%
Credit card	10.33	10.20	10.12
Total consumer – continuing operations	16.40	15.08	13.87

(4)	On a continuing operations basis, private label receivables consisted primarily of the retail sales contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio.

The consumer delinquency ratio for continuing operations increased 132 basis points as compared to the prior quarter largely due to higher delinquency levels in our Consumer Lending real estate secured receivable portfolio and lower receivable levels for all products as a result of lower origination volumes due to changes in our product offerings, including the discontinuation of auto finance originations and the cessation of all Consumer Lending originations as receivable levels in our Mortgage Services real estate secured, auto finance, credit card and personal non-credit card portfolios declined at a faster pace than delinquency. Decreases in real estate secured receivable levels were partially offset by a decline in loan prepayments. Although dollars of delinquency in our Mortgage Services real estate secured, auto finance, credit card and personal non-credit card receivable portfolios declined, the receivables related to these portfolios declined at a faster pace than delinquencies.

Overall dollars of delinquency increased $507 million during the current quarter as a result of higher delinquency levels in our Consumer Lending real estate secured receivable portfolio, partially offset by lower delinquency levels for all other receivable products. The increased delinquency in the Consumer Lending real estate secured receivable portfolio was primarily in the first lien portion of the 2006, 2007 and 2008 real estate secured receivable originations. These increased delinquency levels reflect portfolio seasoning and lower modification levels in the current quarter, partially due to the revision of documentation requirements in our foreclosure avoidance programs as discussed below, as well as continued weakness in the housing and mortgage industry. Also contributing to the increase were continuing local government delays in processing foreclosures due to backlogs in foreclosure proceedings as a result of actions by local governments and actions of certain states which have lengthened the foreclosure process. As a result, contractually delinquent receivables which would have normally proceeded to foreclosure and reported as real estate owned continue to be reported as contractually delinquent.

Increases in overall dollars of delinquency in the current quarter were partially offset by lower delinquency levels in all of our other receivable products reflecting the lower receivable levels discussed above. Lower delinquency levels for our Mortgage Services real estate secured, personal non-credit card and auto finance receivable portfolios reflect the continued maturation of liquidating portfolios. Additionally, we believe the decrease in dollars of delinquency in our credit card and personal non-credit card receivable portfolios is a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios. Lower dollars of delinquency in our credit card and personal non-credit card receivable portfolios also reflect higher levels of personal bankruptcy filings during the first half of 2009 which resulted in accounts migrating to charge-off more quickly.

HSBC Finance Corporation

Delinquency levels for all receivable products were negatively impacted by the following:

•	Seasonal trends for higher delinquency levels in the second half of the year;

•	Continued deterioration in the U.S. economy; and

•	Higher unemployment rates during the quarter;

Compared to December 31, 2008, our Delinquency Ratio from continuing operations increased 388 basis points at September 30, 2009 for the reasons discussed above. As compared to December 31, 2008, the trend in dollars of contractual delinquency and delinquency ratios for our credit card receivable portfolio was also significantly impacted by the sale of the GM and UP Portfolios and certain auto finance receivables to HSBC Bank USA in January 2009 as discussed in Note 3 to the table above.

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

	September 30,	June 30,	September 30,
	2009	2009	2008

	(dollars are in millions)

Net Charge-off dollars:
Continuing operations:
Real estate secured(1)(2)	$1,053	$1,081	$1,178
Auto finance(3)	112	102	172
Credit card(3)	532	612	652
Private label(4)	-	-	7
Personal non-credit card	703	723	621

Total consumer – continuing operations(3)	2,400	2,518	2,630
Discontinued Operations	-	-	48

Total consumer	$2,400	$2,518	$2,678

Net Charge-off Ratio:
Continuing operations:
Real estate secured(1)(2)	6.40%	6.33%	6.22%
Auto finance(3)	8.87	6.51	5.68
Credit card(3)	18.77	20.77	13.06
Private label(4)	-	-	33.63
Personal non-credit card	21.46	20.35	15.19

Total consumer – continuing operations(3)	10.07	10.01	8.47
Discontinued Operations	-	-	4.79

Total consumer	10.07%	10.01%	8.35%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	6.58%	6.56%	6.62%

HSBC Finance Corporation

(1)	Real estate secured net charge-off dollars and the Net Charge-off Ratio for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	September 30,	June 30,	September 30,
	2009	2009	2008

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$331	$355	$421
Second lien	247	259	420

Total Mortgage Services	$578	$614	$841

Consumer Lending:
First lien	$233	$234	$154
Second lien	242	233	183

Total Consumer Lending	$475	$467	$337

Net Charge-off Ratio:
Mortgage Services:
First lien	6.96%	7.16%	7.37%
Second lien	28.09	27.02	33.05

Total Mortgage Services	10.27%	10.38%	12.04%

Consumer Lending::
First lien	2.46%	2.39%	1.48%
Second lien	18.20	16.59	11.59

Total Consumer Lending	4.39%	4.18%	2.81%

(2)	Net charge off dollars for ARM loans totaled $311 million, $341 million and $453 million during the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively. The Net Charge-off Ratio for ARM loans was 11 percent, 11 percent and 12 percent during the three months ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively.

(3)	The trend in net charge-off dollars and the net charge-off ratio for our credit card and auto finance portfolios as of September 30, 2009 and June 30, 2009 as compared to the year-ago period was significantly impacted by the sale of our GM and UP Portfolios as well as the sale of certain non-delinquent auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the net charge-off dollars and the Net Charge-off Ratio for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	September 30,	June 30,	September 30,
	2009	2009	2008

	(dollars are in millions)

Net charge-off dollars excluding the sold credit card and auto finance receivables from all periods:
Auto finance	$112	$102	$172
Credit card	532	612	553
Total consumer – continuing operations	2,400	2,518	2,532
Net Charge-off Ratio excluding the sold credit card and auto finance receivables from all periods:
Auto finance	8.87%	6.51%	7.53%
Credit card	18.77	20.77	16.05
Total consumer – continuing operations	10.07	10.01	8.80

(4)	On a continuing operations basis, private label receivables consisted primarily of the retail sales contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio

HSBC Finance Corporation

Our net charge-off ratio for continuing operations increased 6 basis points compared to the prior quarter primarily due to lower average consumer receivables, partially offset by lower overall dollars of net charge-offs as receivables declined at a faster rate than dollars of charge-offs. Lower average consumer receivables reflect lower origination volumes due to reductions in credit appetite and changes in our product offerings, including the discontinuation of auto finance originations and the cessation of all Consumer Lending originations, partially offset by a decline in loan prepayments for our real estate secured receivables. With the exception of our auto finance receivable portfolio, all products reported lower dollars of charge-offs as compared to the prior quarter. Lower dollars of real estate receivable net charge-off was driven by our Mortgage Services business as the portfolio continues to become more fully seasoned and run-off including lower charge-off of second lien loans which generally have higher loss severities than first lien loans. Dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending businesses were impacted by continuing delays in processing foreclosures as discussed above, partially offset by continued weakening in the housing and mortgage industry. Lower dollars of charge-off in our credit card and personal non-credit card receivable portfolios reflect higher levels of personal bankruptcy filings during the first half of 2009 which resulted in accounts migrating to charge-off more quickly in that period as well as the impact of lower receivable levels. The higher charge-offs in our auto finance portfolio reflect normal seasonal trends for higher charge-offs in the second half of the year, partially offset by improvements in loss severities from continuing improvement in pricing for used vehicles and lower receivable levels.

Dollars of net charge-offs for all products were negatively impacted by the following:

•	Continued deterioration in the U.S. economy and housing markets;

•	Higher unemployment rates;

•	Higher levels of personal bankruptcy filings; and

•	Portfolio seasoning.

Our net charge-off ratio for continuing operations increased 160 basis points compared to the prior year quarter as a result of the lower average receivables discussed above, partially offset by lower dollars of net charge-off both of which are discussed above. As compared to the prior year quarter, dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending business were also impacted by increases in the volume of receivable re-ages and modifications, partially offset by higher loss severities. Net charge-off dollars and ratios for our credit card receivable portfolio as compared to the prior year quarter were also impacted by the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively, as discussed in Note 3 to the table above. Charge-off dollars and ratios in our personal non-credit card receivable portfolio reflect the continuing deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions as well the impact of higher levels of personal bankruptcy filings previously discussed. Dollars of net charge-offs for all products were negatively impacted by the continued weakening in the U.S. economy, including rising unemployment rates, higher levels of personal bankruptcy filings and continued home price depreciation in certain markets. For our credit card portfolio, the impact has been the highest for non-prime customers who are also homeowners and typically carry higher balances.

HSBC Finance Corporation

Nonperforming Assets

	September 30,	June 30,	December 31,
	2009	2009	2008

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$11,121	$10,800	$10,641
Nonaccrual receivables held for sale	48	55	33
Accruing credit card receivables 90 or more days delinquent(2)	820	776	829
Accruing credit card receivables 90 or more days delinquent held for sale(2)	71	169	504

Total nonperforming receivables	12,060	11,800	12,007
Real estate owned	582	629	885

Total nonperforming assets – continuing operations	12,642	12,429	12,892
Discontinued operations	-	-	-

Total nonperforming assets	$12,642	$12,429	$12,892

Credit loss reserves as a percent of nonperforming receivables – continuing operations(3)	105.5%	110.9%	108.2%

(1)	Nonaccrual receivables are comprised of the following:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(in millions)

Real estate secured:
Closed-end:
First lien	$7,610	$7,179	$6,419
Second lien	810	850	931
Revolving:
First lien	3	5	8
Second lien	281	297	314

Total real estate secured	8,704	8,331	7,672
Auto finance	247	272	537
Private label	-	-	12
Personal non-credit card	2,170	2,197	2,420

Total nonaccrual receivables	$11,121	$10,800	$10,641

(2)	Consistent with industry practice, accruing credit card receivables 90 or more days delinquent includes credit card receivables.

(3)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Compared to June 30, 2009, the increase in total nonperforming receivables primarily reflects the higher delinquency levels of real estate secured receivables in our Consumer Lending business at September 30, 2009 as previously discussed. Total nonperforming receivables were essentially flat as compared to December 31, 2008 as the impact of higher levels of real estate secured nonaccrual receivables at our Consumer Lending business were largely offset by lower levels of accruing credit card receivables 90 or more days delinquent primarily resulting from the sale of the GM and UP Portfolios in January 2009 and lower levels of auto finance and personal non-credit card nonperforming receivables due to lower receivable levels. Total nonperforming real estate secured receivables and real estate owned at September 30, 2009 has also been impacted by the continuing local government delays in

HSBC Finance Corporation

foreclosure activities as previously discussed. Real estate secured nonaccrual loans includes stated income loans at our Mortgage Services business of $1.0 billion, $1.1 billion and $1.3 billion at September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates (“TDR Loans”).

The following table summarizes TDR Loans, including nonperforming receivables included in receivables held for sale, which are shown as nonperforming assets for continuing operations in the table above:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(in millions)

Real estate secured(1)	$1,449	$760	$848
Auto finance	18	15	18
Credit card	5	6	11
Personal non-credit card	163	146	61

Total	$1,635	$927	$938

(1)	The increase in TDR Loans for real estate secured receivables primarily reflects a change in the way in which TDR Loans are reported. Beginning in the third quarter of 2009 we now have the ability to report TDR Loans that are considered “active” modifications, as well as certain accounts related to customers who received modifications which qualified as a TDR, but did not remain in compliance with the modified loan terms and were subsequently removed from the modification program. As disclosed in the 2008 Form 10-K, we previously did not have the ability to track and report such loans as TDR Loans once they left a qualifying modification status. These additional accounts represented substantially all of the increase since June 2009 in real estate secured TDR Loans being reported. This change in reporting real estate secured TDR Loans did not significantly impact our overall reserve levels. There remains a portion of loans which have not yet been appropriately captured by the tracking and reporting enhancements implemented to date for which tracking enhancements continue.

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

As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices particularly in light of the current needs of our customers. In the past, the majority of our customers were best served by re-aging their loan either with or without a modification of the loan terms. In the current marketplace, we have determined that certain customers may be better served by a modification of the loan terms, which may or may not also include a re-aging of the account. As a result of these reviews, beginning in the fourth quarter of 2006, we significantly increased our use of modifications in response to what we expect will be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, at our Mortgage Services and Consumer Lending businesses we are actively using account modifications to modify the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an

HSBC Finance Corporation

expectation of continued real estate appreciation or whose income has subsequently temporarily declined. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through loan modification and/or re-aging.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging off best practices in our Mortgage Services business to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we have expanded our Foreclosure Avoidance/Account Modification Programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program includes certain documentation requirements as well as receipt of two qualifying payments before the account may be re-aged. As a result of the current marketplace conditions and our outlook for a slow return to more normal marketplace conditions, we have increased the use of longer term modifications to provide assistance in accordance with the needs of our customers. Additionally, for Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required for a modified account before the account would be re-aged. During the first quarter of 2008, we began to offer this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. In February 2009, we suspended this proactive relief program as we attempted to better understand and evaluate the U.S. Treasury sponsored debt relief programs. During the third quarter of 2009, we increased certain of the documentation requirements for participation in these programs. As of the date of this filing, we continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs and our stakeholders as the economy recovers. To date we have elected to not participate in the U.S. Treasury sponsored programs but to focus on expanding and improving our current programs.

A loan modified under these programs is only included in the re-aging statistics table (“Re-age Table”) below if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified under the Foreclosure Avoidance/Account Modification Programs during the nine months ended September 30, 2009, some of which may have also been re-aged:

Outstanding Receivable
	Number of		Balance at Time of
	Accounts Modified		Modification
	Consumer	Mortgage	Consumer	Mortgage
Nine Months Ended September 30, 2009	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

Foreclosure Avoidance/Account Modification Programs(1)(2)	49.4	45.0	$7,100	$6,100

(1)	Includes all loans modified under these programs during the first nine months of 2009 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in modification totals once in an annual period and not for each separate modification.

Beginning in October 2006 we also established a program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate reset and payment reset that we expected would be negatively impacted by the rate adjustment. Under the Proactive ARM Reset Modification Program, we proactively contacted these customers and, as appropriate and in accordance with defined policies, we modified the loans allowing time for the customer to seek alternative financing or improve their individual situation. At the end of the modification

HSBC Finance Corporation

period, we will re-evaluate the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, typically the modification may be extended for an additional twelve-month period at a time provided the customer demonstrates an ongoing need for assistance. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the Re-age Table below. While this program is on-going, the volume of new modifications under the Proactive ARM Reset Modification Program has significantly decreased as we ceased offering ARM loans in 2007 and the majority of our existing ARM loan portfolio has passed the loan’s initial reset date. Since the inception of the Proactive ARM Reset Modification Program in October 2006, we have modified approximately 13,200 loans with an aggregate outstanding principal balance of $2.2 billion at the time of the modification.

As a result of the expansion of our modification and re-age programs in response to the marketplace condition previously described, modification and re-age volumes since January 2007 for real estate secured receivables have significantly increased and we anticipate this trend of higher modification and re-age volumes will continue in the foreseeable future. Since January 2007, we have cumulatively modified and/or re-aged approximately 311,500 real estate secured loans with an aggregate outstanding principal balance of $37.0 billion at the time of modification and/or re-age under the Foreclosure Avoidance/Account Modification Programs and the Proactive ARM Modification Programs described above. These totals include approximately 49,800 real estate secured loans with an outstanding principal balance of $7.8 billion that received two or more modifications since January 2007. The following provides information about the post-modification performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
Status as of September 30, 2009	of Loans	Modification

Current or less than 30-days delinquent	49%	48%
30- to 59-days delinquent	11	11
60-days or more delinquent	21	24
Paid-in-full	5	5
Charged-off	10	6
Transferred to real estate owned or sold	4	6

	100%	100%

In the first quarter of 2008, we also conducted a further strategic review of our receivable collection efforts. As a result, beginning late in the first quarter of 2008, we expanded our customer contact strategies in an effort to reach more customers. We have increased collection staffing particularly during the morning and evening hours when our customers are more likely to be available. We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the re-aging and modification programs available and are able to advise each customer of the best solutions for their individual circumstance.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

HSBC Finance Corporation

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending(5)(6)	Services	Lending(5)(6)	Services

	(accounts are in thousands)		(dollars are in millions)

September 30, 2009:
Loans re-aged only	92.6	37.6	$8,011	$3,597
Loans modified only(2)	17.2	11.3	2,313	1,486
Loans modified and re-aged	66.4	53.7	9,096	7,535

Total loans modified and/or re-aged(3)	176.2	102.6	$19,420	$12,618

June 30, 2009:
Loans re-aged only	91.7	39.3	$7,908	$3,805
Loans modified only(2)	17.0	11.4	2,309	1,547
Loans modified and re-aged	60.9	51.7	8,290	7,308

Total loans modified and/or re-aged(3)	169.6	102.4	$18,507	$12,660

December 31, 2008:
Loans re-aged only	78.7	46.4	$6,955	$4,697
Loans modified only(2)	12.3	13.8	1,686	2,031
Loans modified and re-aged	43.8	33.8	5,876	4,906

Total loans modified and/or re-aged(3)	134.8	94.0	$14,517	$11,634

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 6, “Receivables,” to our accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

(3)	The following table provides information at September 30, 2009 regarding the delinquency status of loans granted modifications of loan terms and/or re-ages of the account:

			Outstanding
			Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

Current or less than 30-days delinquent	62%	65%	57%	62%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	24	29	27

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(5)	Prior to June 30, 2009, the modification and re-age totals we reported for our Consumer Lending business excluded any modifications or re-ages related to the Consumer Lending purchased receivable portfolios. Beginning in the second quarter of 2009, the table above includes modifications and re-ages related to these purchased receivable portfolios. At September 30, 2009 and June 30, 2009, approximately 11,400

HSBC Finance Corporation

accounts and 11,500 accounts, respectively, in the Consumer Lending purchased receivable portfolios have been modified and/or re-aged with an outstanding receivable balance of $723 million and $725 million at September 30, 2009 and June 30, 2009, respectively.

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

Re-age Table(1)

	September 30,	June 30,	December 31,
	2009	2009	2008

Never re-aged	62.5%	65.0%	75.2%
Re-aged:
Re-aged in the last 6 months	12.5	14.0	9.7
Re-aged in the last 7-12 months	13.4	10.6	7.9
Previously re-aged beyond 12 months	11.6	10.4	7.2

Total ever re-aged(2)	37.5	35.0	24.8

Total	100.0%	100.0%	100.0%

Total Re-aged by Product(1)(3)
Real estate secured(2)	$28,363	$27,513	$23,350
Auto finance	2,156	2,275	2,450
Credit card	523	531	785
Private label	-	-	16
Personal non-credit card	4,269	4,367	4,408

Total	$35,311	$34,686	$31,009

(As a percent of receivables and receivables held for sale)
Real estate secured	44.0%	41.0%	32.4%
Auto finance	42.0	39.0	23.5
Credit card	4.4	4.2	2.9
Private label	-	-	24.2
Personal non-credit card	34.0	32.0	28.3

Total(2)	37.5%	35.0%	24.8%

(1)	Excludes commercial and other.

HSBC Finance Corporation

(2)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	September 30,	June 30,	December 31,
	2009	2009	2008

	(in millions)

Mortgage Services	$11,491	$11,502	$10,016
Consumer Lending	16,872	16,011	13,334

Total real estate secured	$28,363	$27,513	$23,350

(3)	The outstanding receivable balance included in the Re-age Table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

The increase in re-aged loans during the third quarter of 2009 was primarily attributable to higher contractual delinquency in our real estate secured portfolio as we continue to work with our customers who, in our judgment, evidence continued payment probability as well as changes to our collection strategies as described above. As we expect economic conditions, particularly unemployment, to worsen in 2009, we anticipate re-aged loans will continue to increase during the remainder of 2009. At September 30, 2009, June 30, 2009, December 31, 2008 and September 30, 2008, $9.6 billion (27 percent of total re-aged loans in the Re-age Table), $8.7 billion (25 percent of total re-aged loans in the Re-age Table), $8.0 billion (26 percent of total re-aged loans in the Re-age Table) and $6.1 billion (21 percent of total re-aged loans in the Re-age Table), respectively, of re-aged receivable balances have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

The amount of receivables subject to forbearance, non-real estate secured receivable modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $158 million or .2 percent of receivables and receivables held for sale at September 30, 2009 and $141 million or .1 percent at December 31, 2008.

HSBC Finance Corporation

Geographic Concentrations The following table reflects the percentage of consumer receivables and receivables held for sale in states which individually account for 5 percent or greater of our portfolio as of September 30, 2009 as well as the unemployment rate for these states as of September 30, 2009.

					Unemployment
	Percentage of Portfolio			Percent of	Rates as of
	Credit	Real Estate		Total	September 30,
	Cards	Secured	Other	Receivables	2009(1)

California	11.48%	10.99%	8.09%	10.84%	12.2%
Florida	7.39	7.29	6.04	7.28	11.0
New York	7.39	6.40	6.47	6.31	8.9
Ohio	4.12	5.47	5.50	5.29	10.1
Pennsylvania	4.04	5.60	5.97	5.27	8.8

(1)	The U.S. national unemployment rates as of September 30, 2009 was 9.8 percent.

Liquidity and Capital Resources

HSBC Related Funding Debt due to affiliates and other HSBC related funding are summarized in the following table:

	September 30,	December 31,
	2009	2008

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$9.6	$13.2
Preferred securities issued by Household Capital Trust VIII to HSBC	-	.3

Total debt outstanding to HSBC subsidiaries	9.6	13.5

Debt outstanding to HSBC clients:
Euro commercial paper	1.0	.4
Term debt	1.2	.5

Total debt outstanding to HSBC clients	2.2	.9
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	10.6	-
Cash received on bulk sales of auto finance receivables to HSBC Bank USA, net (cumulative)	2.4	-
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	16.2	19.3
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.0)	(5.8)

Total real estate secured receivable activity with HSBC Bank USA	1.9	2.1

Cash received from sale of U.K. Operations to HOHU	.4	.4
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Cash received from sale of U.K. credit card business to HBEU	2.7	2.7
Capital contribution by HSBC Investments (North America) Inc. (cumulative)	8.6	5.9

Total HSBC related funding	$54.9	$45.1

HSBC Finance Corporation

At September 30, 2009 and December 31, 2008, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 11 percent and 12 percent, respectively, of our total debt and preferred stock funding.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA of $26.8 billion and the proceeds from the bulk sale of certain auto finance receivables of $2.4 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and during the first half of 2009, to pay down maturing long-term debt. Proceeds from each of these transactions were also used to fund ongoing operations.

At December 31, 2008, we had $1.0 billion and $1.2 billion in outstanding short-term debt drawn under previously uncommitted money market facilities from HBEU and a subsidiary of HSBC Asia Pacific (“HBAP”), respectively. The HBEU and HBAP borrowings matured in February 2009 and April 2009, respectively, and we chose not to renew the borrowings at those dates. We also have a $1.5 billion uncommitted credit facility and a $1.0 billion committed credit facility from HSBC Bank USA. In May 2009, we borrowed $500 million under the $1.5 billion uncommitted credit facility and repaid the amount in June 2009. At September 30, 2009 and December 31, 2008, there were no balances outstanding under either of these lines.

We had derivative contracts with a notional value of $66.2 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2009 and $77.9 billion, or approximately 98 percent at December 31, 2008.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $26 million and $25 million at September 30, 2009 and December 31, 2008, respectively. Securities purchased under agreements to resell totaled $4.8 billion and $1.0 billion at September 30, 2009 and December 31, 2008, respectively. The increase in the amount of securities purchased under agreements to resell is due to the generation of additional liquidity as a result of recent issuances of long term debt as well as the run-off of our liquidating receivable portfolios.

Commercial paper totaled $4.6 billion and $9.6 billion at September 30, 2009 and December 31, 2008, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $964 million and $353 million at September 30, 2009 and December 31, 2008, respectively. Commercial paper balances were higher at December 31, 2008 as a result of higher short term funding requirements until the completion of the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009. Euro commercial paper balances were higher at September 30, 2009 due to improved pricing and expanded foreign currency offerings. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York will finance the purchase of highly-rated, U.S. dollar-denominated, unsecured and asset-backed three-month commercial paper from eligible issuers through its primary dealers. The program will terminate on February 1, 2010 unless extended by the Federal Reserve Board. On October 28, 2008, we became eligible to participate in the program in an amount of up to $12.0 billion. At September 30, 2009, there were no balances outstanding under this program. At December 31, 2008, we had $520 million outstanding under this program.

We had committed back-up lines of credit totaling $7.8 billion and $9.8 billion at September 30, 2009 and December 31, 2008, respectively, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. During April 2009, $3.8 billion in third party lines matured. We replaced $1.8 billion of these matured facilities in May 2009. The $2.5 billion credit facility with an HSBC affiliate was renewed in September 2009 for an additional 364 days. Additionally, during the third quarter of 2009, we amended the financial covenants associated with our third party back-up line agreements. As part of this process, we eliminated a financial covenant

HSBC Finance Corporation

which required us to maintain a minimum total shareholder’s equity plus the outstanding trust preferred securities of at least $11.0 billion or $10 billion depending on the agreement in order to more closely align the run-off nature of our balance sheet with our financial covenants. Effective September 30, 2009, the new financial covenants require us to maintain a minimum tangible common equity to tangible managed assets ratio of 6.75 percent. Additionally, we are required to maintain a minimum of $7.5 billion of debt extended to us from affiliates thru March 2010 and then a minimum of $6.0 billion after that. At September 30, 2009, we were in compliance with both of these financial covenants. During 2010, $4.3 billion in back-up lines with third parties are scheduled to mature. Based on current market conditions, we do not anticipate renewing all of our third party back-up lines in 2010. Given the overall reduction in our balance sheet, we expect the lower level of back-up lines will support a commercial paper issuance program that is consistent with our reduced funding requirements.

Long-term debt decreased to $74.2 billion at September 30, 2009 from $90.0 billion at December 31, 2008 as we have reduced the size of our balance sheet due to the sale of $15.4 billion of receivables to HSBC Bank USA, lower origination volumes and receivable run-off during the first nine months of 2009. We are focused on achieving the most effective cost of funding for HSBC’s assets across North America. The following table summarizes issuances and retirements of long term debt during the nine months ended September 30, 2009 and 2008:

Nine Months Ended September 30,	2009	2008

	(in millions)

Long-term debt issued	$3,118	$4,181
Long-term debt retired(1)	(15,153)	(22,902)

Net long term debt retired	$(12,035)	$(18,721)

(1)	Additionally, during the first quarter of 2009, long term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

Issuances of long term debt during the first nine months of 2009 included the following:

•	$746 million of foreign currency denominated bonds

•	$477 million of InterNotessm (retail-oriented medium-term notes)

•	$1.9 billion of securities backed by credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

Common Equity During the first nine months of 2009, HINO made four capital contributions to us totaling $2.4 billion. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII, which were included as a component of due to affiliates, to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last two years and has indicated that they remain fully committed and have the capacity to continue that support.

Selected capital ratios In managing capital, we develop targets for tangible shareholders’ equity plus owned loss reserves to tangible managed assets (“TETMA + Owned Reserves”) and tangible common equity to tangible managed assets. These ratio targets are based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. These ratios exclude the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments and interest-only strip receivables as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option. Preferred securities issued by certain non-

HSBC Finance Corporation

consolidated trusts are also considered equity in the TETMA + Owned Reserves calculations because of their long-term subordinated nature and our ability to defer dividends. Managed assets include owned assets plus any loans which we may have sold and service with limited recourse. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2009	2008

TETMA + Owned Reserves(1)	22.14%	17.86%
Tangible common equity to tangible managed assets(1)	8.01	6.68
Common and preferred equity to owned assets	9.38	10.27

(1)	TETMA + Owned Reserves and tangible common equity to tangible managed assets represent non-U.S. GAAP financial ratios that are used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

As previously discussed, subsequent to the announcement of our discontinuation of all new customer account originations in our Consumer Lending business and the closure of substantially all Consumer Lending branch offices two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. The following summarizes our credit ratings at September 30, 2009 and December 31, 2008:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of September 30, 2009:
HSBC Finance Corporation
Senior debt	A	A3	AA−
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2008:
HSBC Finance Corporation
Senior debt	AA−	Aa3	AA−
Commercial paper	A-1+	P-1	F-1+
Series B preferred stock	A-2	A2	A+

Secured financings Secured financings (collateralized funding transactions which do not receive sale treatment) of consumer receivables have been a source of funding and liquidity for us. Collateralized funding transactions have been used to limit our reliance on the unsecured debt markets and can be a more cost-effective source of alternative funds.

Secured financings issued during the three and nine months ended September 30, 2009 and 2008 are summarized in the following table:

Three Months Ended September 30,	2009	2008

	(in millions)

Auto finance	$-	$400
Credit card	300	375
Personal non-credit card	-	775

Total	$300	$1,550

HSBC Finance Corporation

Nine Months Ended September 30,	2009	2008

	(in millions)

Auto finance	$-	$600
Credit card	300	875
Personal non-credit card	1,600	775

Total	$1,900	$2,250

Secured financings of $6.1 billion at September 30, 2009 were secured by $9.2 billion of real estate secured, auto finance and credit card receivables. Secured financings of $15.0 billion at December 31, 2008 were secured by $21.4 billion of real estate secured, auto finance, credit card and personal non-credit card receivables. At December 31, 2008, secured financings were also secured by $144 million of money market securities. Secured financings, including conduit credit facilities, represented 7 percent of the funding associated with our managed funding portfolio at September 30, 2009 and 13 percent at December 31, 2008.

The following table shows by product type the receivables which secure our secured financings:

	September 30,	December 31,
	2009	2008

	(in billions)

Real estate secured	$7.0	$7.6
Auto finance	1.5	3.4
Credit card	.7	10.2
Personal non-credit card	-	.2

Total	$9.2	$21.4

At September 30, 2009 and December 31, 2008, we had conduit credit facilities with commercial banks under which we may issue securities backed with up to $400 million and $8.2 billion of receivables, respectively. Of the amounts available under these facilities, $300 million and $5.8 billion were utilized at September 30, 2009 and December 31, 2008, respectively. The decrease in availability of these facilities in the first nine months of 2009 reflects the transfer of conduit credit facilities totaling $4.1 billion to HSBC Bank USA in conjunction with its purchase of the GM and UP Portfolios as previously discussed, as well as the expiration and reduction of conduit credit facilities totaling $3.7 billion. The facilities are renewable at the banks’ option.

Commitments We enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements.

	September 30,	June 30,	December 31,
	2009	2009	2008

	(in billions)

Private label and credit cards(1)	$99	$106	$123
Other consumer lines of credit	1	1	1

Open lines of credit(2)	$100	$107	$124

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to September 30, 2009 and December 31, 2008, respectively.

In January 2009, we extended a line of credit to H&R Block for up to $2.5 billion to fund the purchase of a participation interest in refund anticipation loans. In April 2009, no balances were outstanding under this line and the line was closed.

HSBC Finance Corporation

2009 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the table that follows.

	Actual		Estimated
	January 1		October 1
	through		through			Estimated
	September 30,		December 31,			Full Year
	2009		2009			2009

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(7)		$(3)	-	(1)	$(10)	-	(8)
Commercial paper maturities	10		0	-	1	10	-	11
Term debt maturities	12		5	-	6	17	-	18
Secured financings, including conduit facility maturities	9	(2)	0	-	1	9	-	10
Other	(6)		0	-	2	(6)	-	(4)

Total funding needs	$18		$2	-	9	$20	-	27

Funding sources:
Commercial paper issuances(1)	$0		$2	-	4	$2	-	4
Term debt issuances	1		0	-	1	1	-	2
Asset transfers and loan sales	15	(2)	0	-	1	15	-	16
Secured financings, including conduit facility renewals	0		0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	2		0	-	2	2	-	4

Total funding sources	$18		$2	-	9	$20	-	27

(1)	For the period January 1 through September 30, 2009, domestic and Euro commercial paper outstandings were $4.6 billion offset by $4.7 billion in short-term liquid investments.

(2)	Includes proceeds of $15.0 billion from the sale of credit card and auto finance receivables to HSBC Bank USA, which included the transfer of approximately $6.1 billion of indebtedness.

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

For the remainder of 2009, portfolio attrition will again provide a key source of liquidity. The combination of attrition, proceeds received from the sale of credit card and certain auto finance receivables to HSBC Bank USA in the first quarter of 2009, cash generated from operations, the issuance of term debt and planned capital infusions from HSBC will generate the liquidity necessary to meet our maturing debt obligations. These sources of liquidity may be supplemented with HSBC affiliate funding and opportunistic sales of selected receivable portfolios.

Commercial paper outstanding for the remainder of 2009 is expected to be lower than 2008 balances. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2009 should not be considered indicative of the results for any future period.

HSBC Finance Corporation

Control Over Valuation Process and Procedures

A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for debt securities and long-term debt for which we have elected fair value option are determined by a third-party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. An independent price validation process is also utilized. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible. We consider the following factors in determining fair values:

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

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Derivative Model Review Group of an affiliate, HSBC Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

Fair Value Hierarchy

Accounting principles related to fair value measurements establishes a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The

HSBC Finance Corporation

determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2009 and December 31, 2008, our Level 3 instruments recorded at fair value on a recurring basis include $72 million and $175 million, respectively, of U.S. corporate debt, mortgage-backed and perpetual preferred securities. As of September 30, 2009 and December 31, 2008, our Level 3 instruments recorded at fair value on a non-recurring basis included the following:

	September 30,	December 31,
	2009	2008

	(in millions)

Receivables held for sale	$1,100	$10,763
Card and Retail Services goodwill	-	2,034

Transfers Into (Out of) Level 3 Measurements

Assets recorded at fair value on a recurring basis at September 30, 2009 and December 31, 2008 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities and at December 31, 2009, our entire portfolio of perpetual preferred equity securities which was sold during the first half of 2009. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

During the nine months ended September 30, 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended

HSBC Finance Corporation

September 30, 2009, we transferred $54 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $36 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above. During the nine months ended September 30, 2009, we transferred $173 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $121 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above during the year-to-date period. As a result, we reported a total of $72 million and $175 million of available-for-sale securities, or approximately 2 percent and 6 percent of our securities portfolio as Level 3 at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 1 percent and 3 percent, respectively.

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

HSBC Finance Corporation

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

Debt securities, including mortgage-backed securities and other asset-backed securities represented approximately 79 percent and 76 percent of our total investment securities portfolio at September 30, 2009 and December 31, 2008, respectively.

Derivatives Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant as of the reporting date. The values are determined by the HSBC Finance Valuation Committee using a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available, principally for exchange-traded options. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

Counterparty credit risk is considered in determining the fair value of a financial asset. The Fair Value Framework specifies that the fair value of a liability should reflect the entity’s non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

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

HSBC Finance Corporation

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

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $36 million and $26 million at September 30, 2009 and December 31, 2008, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.3 billion and $2.9 billion at September 30, 2009 and December 31, 2008, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

Liquidity Risk The balance sheet and credit dynamics described above will have a significant impact on our liquidity risk management processes. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to increased charge-offs, will not provide sufficient cash to fully cover maturing debt over the next four to five years. Required funding will be generated through a combination of capital infusions from HSBC, selected debt issuances, a robust cash management process and potential opportunistic receivable portfolio sales. In the event a portion of this gap was met through issuances of unsecured term debt to either retail or institutional investors, these issuances would better match the projected cash flows of the remaining run-off portfolio and partly reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.

During 2007 and 2008 and continuing into 2009, the capital markets have been severely disrupted, highly risk averse and reactionary. Until the second quarter of 2009, institutional fixed income investors remained reluctant to commit significant levels of liquidity to the financial sector of the market unless the corresponding debt issuance was in conjunction with a government guarantee program. Traditional providers of credit to the subprime originators have reduced their exposure to this asset class and markedly tightened the credit standards necessary to receive financing for subprime assets. This has reduced the availability of third party liquidity while increasing the cost of this liquidity.

Other conditions that could negatively affect our liquidity include unforeseen cash or capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

HSBC Finance Corporation

Lastly, maintaining our credit ratings is an important part of maintaining our overall liquidity profile. A credit ratings downgrade could potentially increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting and permit termination of certain contracts material to us.

Following our decision in late February 2009 to discontinue new customer account originations for all products offered by our Consumer Lending business and to close substantially all branch offices, two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. Following these rating agency actions, we identified several investors that had placed a hold on any additional purchases of our commercial paper. During the third quarter, a number of these investors have returned to providing us liquidity through the purchase of commercial paper.

The rating actions discussed above also resulted in a widening of the credit spreads quoted on our senior debt trading in the secondary market and a reduction in the number of potential institutional investors willing to purchase this debt. Consistent with the experience of most other financial sector issuers, the quoted spread on our secondary market debt has tightened significantly during the second and third quarters of 2009. Additionally, demand for our senior debt from both retail and institutional investors increased during the third quarter of 2009 and we selectively issued new debt to meet this demand. Should our 2009 funding plans change and we elect to issue institutionally-placed senior debt, we would likely experience a reduction in the size of the debt transaction that could be issued when compared to historical issuances and an increase in the corresponding credit spread.

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

The progression of the credit crisis over the last 2 years is impacting this risk profile. Originally modeled as 3 years, the duration assumption for our real estate portfolio is extending as a higher percentage of the remaining loans stay on the books longer due to the impact of modification programs and/or lack of refinancings alternatives. At the same time, the duration of our liability portfolio is declining due to the passage of time and the absence of new term debt issuance. To reduce the interest rate risk arising from this changing balance sheet profile, we have and will continue to take those actions necessary to maintain risk within HSBC approved limits.

HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. Our absolute PVBP limit was $2.30 million at September 30, 2009 and $2.35 million at December 31, 2008 which includes the risk associated with hedging instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet for September 30, 2009 and December 31, 2008 shall not increase or decrease by more than $2.30 million and $2.35 million, respectively. At September 30, 2009 and December 31, 2008 we had an absolute PVBP position of $1.127 million and $2.396 million, respectively. Although the PVBP was above the limits as of December 31, 2008, ALCO elected not to take immediate action as the sale of the credit card and auto finance receivables to HSBC Bank USA which occurred in January 2009 brought this risk measure back within established limits. As the assumed duration of our real estate secured portfolio has extended, we have executed additional economic hedge positions in the third quarter of 2009 to further adjust our PVBP position and our corresponding exposure to rising interest rates. The following table

HSBC Finance Corporation

shows the components of absolute PVBP at September 30, 2009 and December 31, 2008 broken down by currency risk:

	September 30,	December 31,
	2009	2008

	(in millions)

USD	$.999	$2.175
JPY	.128	.221

Absolute PVBP risk	$1.127	$2.396

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2009 and 2008 a declining balance sheet and the current interest rate risk profile. Our December 31, 2008 estimate included assumptions for the sale of the GM Portfolio, UP Portfolio and Auto Finance receivables to HSBC Bank USA which occurred in early January 2009 and the discontinuation of all new customer account originations for all products by our Consumer Lending business all occurred prior to December 31, 2008. These estimates also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The following table summarizes such estimated impact:

	September 30,	December 31,
	2009	2008

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$58	$77
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	61	87

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

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2009	2008

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$8,916	$12,862
Exclude:
Fair value option adjustment	(819)	(2,494)
Unrealized (gains) losses on cash flow hedging instruments	776	1,316
Postretirement benefit plan adjustments, net of tax	(19)	(4)
Unrealized gains on investments and interest-only strip receivables	(40)	55
Intangible assets	(787)	(922)
Goodwill	-	(2,294)

Tangible common equity	$8,027	$8,519

Tangible shareholders’ equity:
Tangible common equity	$8,027	$8,519
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,275

Tangible shareholders’ equity	$9,602	$10,369

Tangible shareholder’s(s’) equity plus owned loss reserves:
Tangible shareholders’ equity	$9,602	$10,369
Credit loss reserves	12,596	12,415

Tangible shareholders’ equity plus owned loss reserves	$22,198	$22,784

Tangible assets:
Total assets	$101,133	$130,830
Exclude:
Intangible assets	(787)	(922)
Goodwill	-	(2,294)
Derivative financial assets	(89)	(8)

Tangible assets	$100,257	$127,606

Equity ratios:
Common and preferred equity to owned assets	9.38%	10.27%
Tangible common equity to tangible managed assets	8.01	6.68
Tangible shareholders’ equity to tangible managed assets	9.58	8.13
Tangible shareholders’ equity plus owned loss reserves to tangible managed assets	22.14	17.86

HSBC Finance Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Risk Management – Market Risk” of this Form 10-Q.

Item 4. Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

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

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

General

We are party to various legal proceedings, including actions that are or purport to be class actions, resulting from ordinary business activities relating to our current and/or former operations. These actions generally assert violations of laws and/or unfair treatment of consumers. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. We believe that our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future period depending on our income level for that period. Where appropriate, insurance carriers have been notified.

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

Loan Discrimination Litigation

Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries has been named as a defendant in five class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial,

HSBC Finance Corporation

(N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL), Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al.  (D. Mass., C.A. 07-11669) and Doiron, et al. v. HSBC Mortgage Services Inc., et al., (E.D. Ca., 2:08-CV-00605- FCD). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. The Zamudio case was voluntarily dismissed by the plaintiff on July 7, 2008 and may not be reinitiated. In the NAACP case, the Court granted HSBC Finance Corporation’s motion to dismiss for lack of personal jurisdiction on January 9, 2009. Settlement proposals are being discussed that, if successful, will not result in a material loss. If trial proceeds, at this time we are unable to quantify the potential impact from the remaining actions, if any.

City of Cleveland Litigation

On January 10, 2008, a suit captioned, City of Cleveland v. Deutsche Bank Trust Company, et al. was filed in the Cuyahoga County Common Pleas Court against numerous financial services entities. HSBC Finance Corporation was a defendant. The City of Cleveland (“City”) sought damages it allegedly incurred as a result of defendants’ creation of a public nuisance in the City through their respective involvement as lenders and/or securitizers of sub-prime mortgages on properties located in Cleveland. On January 16, 2008, the case was removed to the United States District Court for the Northern District of Ohio. On August 22, 2008, the City filed a new complaint, City of Cleveland v. JP Morgan Chase Bank, NA et al, in the Court of Common Pleas, Cuyahoga County Ohio, in which it made virtually identical allegations as in the Federal Court complaint, alleges violations of the Ohio Corrupt Practices Act and named additional defendants. The two courts approved the parties’ agreements regarding the defendants in these two actions. HSBC Finance Corporation was dismissed with prejudice from the Federal Court action. Subsidiaries of HSBC Finance Corporation, namely Household Realty Corporation and HSBC Mortgage Services Inc. were defendants in the State Court action, which has been subsequently dismissed by the City. This matter will not be reported in future filings.

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

HSBC Finance Corporation

Index

Account management policies and practices 106
Assets:
     by business segment 45
     fair value of financial assets 52
     non-performing 105
Balance sheet (consolidated) 4
Basis of reporting 8, 68
Business performance review (consolidated) 61
Capital:
     2009 funding strategy 117
     common equity movements 114
     consolidated statement of changes 5
     selected capital ratios 114
Cards and retail services business segment 43, 87
Cash flow (consolidated) 6
Cautionary statement regarding forward-looking
     statements 59
Consumer business segment 43, 92
Contingent liabilities 55, 116
Controls and procedures 126
Credit quality 95
Credit risk:
     component of fair value option 33, 81
     concentration 22
     management 122
Current environment 59
Derivatives:
     cash flow hedges 29
     fair value hedges 28
     income (expense) 80
     non-qualifying hedges 30
     notional value 32
Discontinued operations 9
Equity:
     consolidated statement of changes 5
     ratios 115
Equity securities available for sale 16
Estimates and assumptions 8
Executive overview 59
Fair value measurements:
     assets and liabilities recorded at fair value on a
          recurring basis 49
     assets and liabilities recorded at fair value on a
          non-recurring basis 51
     control over valuation process 118
     financial instruments 52
     hierarchy 118
     transfers into (out of) level three 50, 119
     valuation techniques 53, 120
Fee income 83
Financial highlights metrics 65
Financial liabilities:
     designated at fair value 32, 81
     fair value of financial liabilities 52
Forward looking statements 59
Geographic concentration of receivables 112
Goodwill impairment 26, 85
Impairment:
     available-for-sale securities 17
     credit losses 23, 63, 77
     non-performing loans 105
Income (loss) from financial instruments designated at
     fair value 33, 81
Income statement (consolidated) 3
Insurance:
     policyholders benefits expense 85
     revenue 80
Intangible assets 25
Interest income:
     net interest income 76
     sensitivity 124
Legal proceedings 126
Liabilities:
     commercial paper 113
     commitments, lines of credit 113, 116
     financial liabilities designated at fair value 32, 49
     long-term debt 114
Liquidity and capital resources 112
Litigation 55, 126
Loans and advances — see Receivables
Loan impairment charges — see Provision for
     credit losses
Market risk 123
Market turmoil — see Current Environment
Mortgage lending products 20, 72
Net interest income 76
New accounting pronouncements 56
Operating expenses 84
Operational risk 124
Other revenue 79

HSBC Finance Corporation

Pension and other postretirement benefits 37
Profit (loss) before tax:
     by segment — IFRSs management basis 45, 86
     consolidated 3
Provision for credit losses 63, 77
Ratios:
     capital 114
     charge-off (net) 102
     credit loss reserve related 96
     earnings to fixed charges — Exhibit 12
     efficiency 65, 86
     financial 65
Re-aged receivables 110
Real estate owned 75
Receivables:
     by category 20, 72
     by charge-off 102
     by delinquency 99
     geographic concentration 112
     held for sale 23, 72
     modified or re-aged 106
     non-performing 105
     overall review 72
     portfolio sales to HSBC Bank USA 10, 61
     risk concentration 22
     troubled debt restructure 21
Reconciliation to U.S. GAAP financial measures 125
Reconciliation of U.S. GAAP results to IFRSs 69
Refreshed loan-to-value 73
Related party transactions 38
Results of operations 76
Risks and uncertainties 8
Risk elements in the loan portfolio by product 22
Risk management:
     credit 122
     compliance 124
     liquidity and capital 112, 122
     market, (turmoil) 59, 117, 123
     operational 124
     reputational 124
Securities:
     fair value 16
     maturity analysis 19
Segment results — IFRSs management basis:
     card and retail services 87
     consumer 92
     other grouping 86
     overall summary 43
Sensitivity — projected net interest income 124
Statement of changes in shareholders’ equity
     (consolidated) 5
Statement of loss (consolidated) 3
Strategic initiatives and focus 11, 60, 67
Table of contents 2
Tangible common equity to tangible managed
     assets 115, 125
Tax expense 34
Troubled debt restructurings 21

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2009

HSBC FINANCE CORPORATION
(Registrant)

/s/  Edgar Ancona
Edgar Ancona
Senior Executive Vice President and
Chief Financial Officer

HSBC Finance Corporation

Exhibit Index

12	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002