Form 10-K
period 2009-12-31
HSBC Finance Corp
filed 2010-03-01
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 26, 2010, there were 65 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

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

HSBC North America Operations

HSBC North America was the holding company for HSBC’s operations in the United States and Canada at December 31, 2009. The principal subsidiaries of HSBC North America at December 31, 2009 were HSBC Finance Corporation, HSBC Bank Canada, a Federal bank chartered under the laws of Canada (“HBCA”), HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for investment banking and markets subsidiaries and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, corporate affairs and other services shared among the subsidiaries of HSBC North America which beginning in 2010, will also include tax, finance, compliance and legal. In late January 2010, HBCA was sold to an affiliate and is no longer a subsidiary of HSBC North America. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. Historically, HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., has led or participated as underwriter of any domestic issuances of HSBC Finance Corporation’s term corporate and asset backed securities. While HSBC Finance Corporation has not received advantaged pricing, any underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC Finance Corporation – General

HSBC Finance Corporation’s subsidiaries provide lending products to middle-market consumers in the United States and HSBC Finance Corporation is the principal fund raising vehicle for the operations of its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”

HSBC Finance Corporation

Our lending products currently include MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA. We also offer specialty insurance products in the United States and Canada as well as tax refund anticipation loans and other related products in the United States. Historically, we have also provided several other types of loan products in the United States including real estate secured, personal non-credit card loans and auto finance loans, all of which we no longer originate.

In early March 2009, we announced the discontinuation of new customer account originations for all products offered by our Consumer Lending business and closed approximately 800 Consumer Lending branch offices. In November 2009, we entered into an agreement to sell our auto loan servicing operations to Santander Consumer USA Inc. (“SC USA”) as well as an aggregate $1.0 billion of delinquent and non-delinquent auto loans. Approximately $400 million of these auto loans will be purchased by us from HUSI prior to the closing. We also entered into an agreement under which SC USA will service the remainder of our U.S. auto loan portfolio, including those auto loans serviced for HSBC Bank USA. The transaction is currently expected to close in the first quarter of 2010. For a full discussion, see the “2009 Events” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements.

Additionally, in January 2009, we sold our GM Card® (“GM”) MasterCard receivable portfolio and our Union Plus® (“UP”) MasterCard/Visa receivable portfolios to HSBC Bank USA. We retained the customer account relationships and by agreement we sell additional receivable originations generated under existing and new accounts to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. We continue to service the receivables sold to HSBC Bank USA for a fee. In January 2009, we also sold certain auto finance receivables to HSBC Bank USA and will continue to service these auto finance receivables for a fee until the sale of our auto loan servicing operations to SC USA which is expected to occur in the first quarter of 2010.

Until May 2008, when we sold our United Kingdom business to an affiliate, we also offered consumer loans and insurance products in the United Kingdom and the Republic of Ireland. The insurance operations in the United Kingdom were sold November 1, 2007 to Aviva plc and its subsidiaries (“Aviva”) and from that time until May 2008, we distributed our insurance products in the United Kingdom through our branch network but they were underwritten by Aviva. Prior to the sale of our Canadian operations to an affiliate in November 2008, we also provided consumers several types of loan products in Canada. For a full discussion of the discontinued operations of the United Kingdom and Canadian businesses, see Note 3, “Discontinued Operations” in the accompanying consolidated financial statements. Prior to November 2006, when we sold our interests to an affiliate, we also offered consumer loans in Slovakia, the Czech Republic and Hungary.

Funding

Traditionally, we have funded our operations both domestically and globally, using a combination of capital market and affiliate debt, preferred equity, sales of consumer receivables, borrowings under secured financing facilities, cash generated from operations and, as necessary, through capital contributions from our parent. Our primary sources of funding in 2009 were collecting receivable balances, generating cash from operations, issuing commercial paper and medium-term debt, borrowing under secured financing facilities, selling consumer receivables and receiving capital contributions from HINO, our immediate parent.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purpose of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, in 2008 and throughout 2009, the U.S. Department of the Treasury and the federal banking and thrift regulatory agencies announced a series of

 (1) MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. The only program under the EESA in which we participated was the Commercial Paper Funding Facility (“CPFF”) which provided a liquidity backstop to U.S. issuers of commercial paper. We have not issued commercial paper under the CPFF since February 2009. See the “Liquidity and Capital Resources” section in the MD&A for a further discussion of our participation in the CPFF.

A detailed description of our sources of funding of our operations are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements and Secured Financings” sections of the MD&A.

We use the cash generated by these financing activities to service our debt obligations, to originate new credit card and private label receivables and to pay dividends to our preferred stockholders and, as available and appropriate, to our parent.

Our long-term debt, preferred stock and commercial paper have been assigned investment grade ratings by three of the nationally recognized statistical rating organizations. For a detailed listing of the ratings that have been assigned to HSBC Finance Corporation at December 31, 2009, see the “Liquidity and Capital Resources” section of the MD&A.

Employees and Customers

At December 31, 2009, we had approximately 11,900 employees. Effective as of January 1, 2010, we had approximately 10,400 employees as a result of the transfer of certain staff function employees to HTSU which provides shared, allocated support services to all HSBC North America subsidiaries, including HSBC Finance Corporation.

At December 31, 2009, we had over 37.2 million customers. Some of these customers are customers of more than one of our businesses. Consumers residing in the State of California accounted for 11 percent of our consumer receivables. We also have significant concentrations of domestic consumer receivables in Florida (7 percent), New York (7 percent), Pennsylvania (5 percent) and Ohio (5 percent).

Operations

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes and locations. Our segment results are reported on a continuing operations basis. For additional financial information relating to our business and our operating segments, see the section “Segment Results – IFRS Management Basis” in the MD&A and Note 24, “Business Segments” in the accompanying consolidated financial statements.

Our Card and Retail Services segment includes our MasterCard, Visa, American Express and Discover credit card as well as our private label credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet.

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, through our Mortgage Services business we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. The Auto Finance business originated auto loans through its dealer and direct-to-consumer origination channels until these originations were discontinued in 2008. Originations and refinancings of auto loans through the autos-in-branches program in our Consumer Lending branch offices were discontinued in January 2009. As a result of these discontinuations, no new loans have been originated by the Auto Finance business since the beginning of 2009. While these businesses are operating in run-off mode, they have not been reported as discontinued operations

HSBC Finance Corporation

because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

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

Corporate goals and individual goals of executives are currently calculated in accordance with International Financial Reporting Standards (“IFRSs”) under which HSBC prepares its consolidated financial statements. As a result, operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources, such as employees, are made almost exclusively on an IFRS Management basis (a non-U.S. GAAP financial measure). Accordingly, in conformity with applicable accounting standards, our segment reporting is on an IFRS Management basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and operating segments as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 24, “Business Segments” in the accompanying consolidated financial statements.

Card and Retail Services Our Card and Retail Services business includes our MasterCard, Visa, American Express and Discover receivables (“Cards”) in the United States originated under various brands, including The GM Card®, the Union Plus® (“UP”) credit card, Household Bank, Orchard Bank and HSBC branded credit cards. Our Card and Retail Services business also originates private label receivables. The private label receivables, along with the GM and UP receivables are sold daily to HSBC Bank USA, which we continue to service for a fee.

The Cards business has approximately $11.7 billion in receivables and approximately 16 million active customer accounts. According to The Nilson Report, we are the sixth largest issuer of MasterCard and Visa credit cards in the United States (based on receivable balances).

GM, a co-branded credit card issued as part of our alliance with General Motors Company, enables customers to earn discounts on the purchase or lease of a new GM vehicle. The UP card program provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank credit cards offer specialized credit card products to consumers underserved by traditional providers or are marketed in conjunction with certain merchant relationships established through our private label business. The credit card portfolio of our Card and Retail Services business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card) and merchant relationships. In January 2009, we sold our GM and UP MasterCard and Visa portfolios with an outstanding principal balance of $12.4 billion to HSBC Bank USA. All new originations under these programs are sold to HSBC Bank USA on a daily basis. The Card and Retail Services business continues to service the receivables on behalf of HSBC Bank USA for a fee. The Card and Retail Services business also services an additional $2.1 billion of credit card receivables for HSBC Bank USA.

On December 29, 2004, our private label credit card portfolio (“PLCC”) was sold to HSBC Bank USA, and agreements were entered into to sell substantially all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we sell all new private label receivables upon origination, but service the entire portfolio on behalf of HSBC Bank USA.

The PLCC business has approximately 14 million active customer accounts and 32 active merchant relationships. The Nilson Report also lists our private label servicing portfolio as the third largest portfolio in the United States. At December 31, 2009, our PLCC receivables were sourced from the following business lines: approximately 45 percent in consumer electronics, 24 percent in power sport vehicles (snowmobiles, personal watercraft, all terrain vehicles and motorcycles), 16 percent in department stores, and 7 percent of receivables in furniture stores. The private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications.

HSBC Finance Corporation

Consumer As discussed above, we decided in late February 2009 to discontinue all originations by our Consumer Lending business. Under the HFC, Beneficial and HSBC Credit Centers, our Consumer Lending business offered secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans, personal non-credit card loans, and prior to January 2009, auto finance loans. The bulk of the mortgage lending products originated in the branch network were for refinancing and debt consolidation rather than home purchases. We are servicing the remaining portfolio as it runs off while helping qualifying customers in need of assistance with appropriate loan modifications and other account management programs. At December 31, 2009, our Consumer Lending business had $50.2 billion in receivables, including real estate secured receivables with a balance of $39.6 billion, of which approximately 95 percent are fixed rate loans and 88 percent are in a first lien position. Additionally, our Consumer Lending business had $10.6 billion in personal non-credit card and auto finance receivables. In total, our Consumer Lending business had approximately 1.6 million active customer accounts at December 31, 2009.

Prior to the first quarter of 2007 when we ceased new purchase activity, our Mortgage Services business purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business included the operations of Decision One Mortgage Company (“Decision One”) which historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. As a result of the deterioration in the subprime mortgage lending industry, in September 2007 we announced that Decision One originations would cease. We are servicing the remaining Mortgage Services portfolio as it runs off. At December 31, 2009, our Mortgage Services business has $20.0 billion in receivables remaining. Approximately 60 percent of the Mortgage Services portfolio is fixed rate loans and 85 percent is in a first lien position. In total, our Mortgage Services business had approximately 200,000 active customer accounts at December 31, 2009.

As a result of strategic decisions made in 2008, our Auto Finance business discontinued its dealer and direct-to-consumer loan origination channels. In January 2009, a decision was made to discontinue originating and refinancing auto finance loans in our Consumer Lending branch offices through the autos-in-branches program. As a result of these actions, the Auto Finance business is no longer originating new loans. In January 2009, we sold auto finance receivables with an outstanding principal balance of $3.0 billion to HSBC Bank USA. In November 2009, we agreed to sell our auto loan servicing operations, and $1.0 billion of delinquent and non-delinquent auto finance receivables to SC USA. Approximately $400 million will be purchased by us from HUSI prior to the closing. We also entered into an agreement under which SC USA will service all auto finance receivables in both our and HSBC Bank USA’s auto finance receivable portfolios. These transactions are scheduled to close in the first quarter of 2010. In total, our Auto Finance business had approximately 516,000 customers at December 31, 2009.

All Other Our Insurance business designs and distributes term life, credit life, unemployment, accidental death and disability, whole life, annuities, disability, long term care and a variety of other specialty protection products to our customers and the customers of affiliated financial institutions, such as HSBC Bank USA and HSBC Bank Canada. Such products currently are offered throughout the United States and Canada to customers based upon their particular needs. The Insurance business has approximately 8.1 million customers, which includes customers of our other businesses and of our affiliated financial institutions. Insurance distributed to our customers is directly written by or reinsured with one or more of our subsidiaries. Insurance sold to customers of HSBC Bank USA and certain other affiliates is written primarily by unaffiliated insurance companies.

The Taxpayer Financial Services (“TFS”) business is a U.S. provider of tax-related financial products to consumers through unaffiliated H&R Block tax preparer locations. Serving around 7.6 million customers, this business leverages the annual U.S. income tax filing process to provide products that offer consumers quick and convenient access to funds based on the amount of their anticipated tax refund. Our TFS business processes refund anticipation products that are originated by HSBC Bank USA and HSBC Trust Company (Delaware), N.A. In 2009, this business generated a loan volume of approximately $9.0 billion.

Prior to 2010, we provided all of the funding required by the TFS business. Beginning in 2010, a portion of the funding for the TFS business will be provided by HSBC Bank USA. We do not anticipate this change will have a material impact on the revenues or expenses of the TFS business.

HSBC Finance Corporation

Regulation and Competition

Regulation

Consumer The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy in 2009. On June 17, 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. In December 2009, the House of Representatives passed The Wall Street Reform and Consumer Protection Act, which addresses many of the Administration’s proposed reforms. Similar legislation is under consideration by the U.S. Senate Committee on Banking, Housing and Urban Affairs. On January 14, 2010, the Administration announced its intention to propose a Financial Crisis Responsibility Fee to be assessed against financial institutions with more than $50 billion in consolidated assets for at least 10 years. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and related regulations have been adopted.

Our businesses already operate in a highly regulated environment. They are subject to laws relating to consumer protection including, without limitation, fair lending, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory agencies continue efforts to address perceived problems with the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative activity, nationally, locally and at the state level, aimed at curbing certain lending practices. They are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. For consumer loans still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law with likely significant impact on the credit card industry. The CARD Act, which through Federal Reserve Board rulemaking becomes effective in three stages (i.e., August 2009, February 2010 and August 2010), primarily amends the Truth in Lending Act by adding a number of new substantive and disclosure requirements building upon the Regulation AA and Regulation Z requirements adopted by the Federal Reserve Board in January 2009 (the “January 2009 rules”). The February 2010 rulemaking implemented the majority of the CARD Act provisions which, among other things, restrict application of interest rate increases on new and existing balances, prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and when penalty rates may be charged on past due balances, and require customers to opt-in to over limit fee assessments. Because many of the requirements of the January 2009 Regulation AA and Regulation Z rules are included in the February 2010 CARD Act rule, the Federal Reserve Board has issued notices withdrawing the January 2009 rules. The Federal Reserve is expected in the near term to promulgate rules that will interpret and implement the provisions of the CARD Act which take effect in August 2010. The August 2010 CARD Act rules

HSBC Finance Corporation

will address the reasonableness and proportionality of penalty fees and charges and require that accounts subjected to prior interest rate increases be periodically re-evaluated for interest rate decreases. The CARD Act also requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. We are compliant with the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. Although we currently believe the implementation of these new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act on us at this time remains uncertain as it ultimately depends upon interpretations of the Federal Reserve Board and other government agencies of some of the provisions discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors.

Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and Federal examinations and periodic inquiries from state attorneys general for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers needs and continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by industry participants, regulators and consumer advocates.

Banking Institutions In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). The final rule became effective April 1, 2008, and requires large bank holding companies to adopt its provisions no later than April 1, 2011. Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions. HSBC North America has established comprehensive Basel II implementation project teams comprised of finance and risk management specialists representing all risk disciplines. We anticipate that the implementation of Basel II may impact our product offerings, funding of products and capital requirements. However, any impact will be based on our prevailing risk profile. Basel II also requires that HSBC North America precede its adoption of the Basel II provisions by initiating a parallel run period for at least four quarters, which was initiated in January 2010 by HSBC North America. As a result, we will support the parallel run period by supplying data related to risk to HSBC North America.

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

Our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), is a federally chartered ‘credit card bank’ and a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). Any deposits held by HSBC Bank Nevada are insured by the Federal Deposit Insurance Corporation (“FDIC”) which renders it subject to relevant FDIC regulation.

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

HSBC Finance Corporation

relation to their balance sheet assets (measured on a non-risk-weighted basis). HSBC Bank Nevada is subject to these capital requirements.

As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. This company, HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America are registered as financial holding companies under the Gramm-Leach-Bliley Act amendments to the BHCA, enabling them to offer a broad range of financial products and services. HSBC North America, as a financial holding company, is supervised and examined by the Federal Reserve Bank of Chicago. We are also regularly examined and reviewed by the Federal Reserve Bank of Chicago. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take prompt corrective action with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2009, HSBC Bank Nevada was well-capitalized under applicable OCC and FDIC regulations.

Competition The credit card industry in which we operate is been highly fragmented and intensely competitive with a broad range of institutions offering both bank cards and private label cards. Terms such as annual percentage rates, fees, and credit lines as well as other card benefits and/or features are normally what lead customers to apply for one particular card over another. With ample competition in the credit card industry and low costs for a customer to switch to another card issuer, consumer loyalty in this industry tends to be minimal. Competitive pressure, particularly in the prime credit card market, may increase as credit card issuers increase origination activities since the demand for credit and levels of customer spending are expected to remain below historical levels for the foreseeable future.

As more fully discussed in the MD&A, in the current market conditions, sub-prime lending is curtailed and is likely to continue to be curtailed for some time. The ultimate impact on competitive conditions of the upheaval in the marketplace, negative economic conditions and the resulting increased regulation over our industry generally at the Federal and state level and specifically over the credit card industry is unclear at this time. The ultimate impact on competition as the economy recovers is also unclear.

Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit and Executive Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. You can find our Statement of Business Principles and Code of Ethics on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. You can request printed copies of this information at no charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Certifications In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”)

HSBC Finance Corporation

certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of March 1, 2010.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may”, “will”, “should”, “would”, “could”, “appears”, “believe”, “intends”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Item 1A.  Risk Factors

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed or furnished with the SEC could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that we may face.

The unprecedented current market and economic conditions may continue to affect our business, results of operations and financial condition. Due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to the continued turmoil in the economy, housing downturn, high unemployment, tighter credit conditions and reduced economic growth that have occurred over the past two years and appear likely to continue in 2010. General business, economic and market conditions that could continue to affect us include:

•	short-term and long-term interest rates;

•	a continuing recessionary economy;

•	unemployment levels:

•	inflation;

•	monetary supply;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	availability of liquidity;

•	market value of residential real estate throughout the United States;

•	tighter consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory initiatives.

In a poor economic environment such as currently being experienced in the United States, more of our customers are likely to, and have in fact become delinquent on their loans or other obligations as many of our customers are

HSBC Finance Corporation

experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have resulted in higher levels of provision for credit losses and charge-offs, which have adversely affected our earnings and resulted in significant losses from the third quarter of 2007, to date. The problems in the housing markets in the United States in the last three years, including home price depreciation in many markets, have been exacerbated by the significantly higher unemployment rates. Unemployment rates have been rising in most markets. If unemployment rates continue to increase, additional losses are likely to be significant in all types of our consumer loans, including credit cards.

The dramatic decline in property values experienced throughout much of the United States continued through 2009, although housing prices experienced some stabilization in the second half of 2009. While we believe that the slowdown in the housing markets has started to stabilize, there is continuing concern that foreclosures may increase in 2010, which could result in further deterioration of property values and can be expected to result in increased delinquency and losses in our real estate portfolio.

The changes to the conditions described above were a significant factor in our decision to discontinue our auto and Consumer Lending and Mortgage Services lending operations.

Mortgage lenders have substantially tightened lending standards. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. The ability to refinance and extract equity from their homes is no longer an option to many of our customers. This impacted both credit performance and run-off rates and also was a significant factor in our decision to discontinue new real estate loan originations in 2009, and has resulted in significantly elevated delinquency rates for real estate secured loans in our portfolio. This tightening of lending standards and related impact is also expected to continue. Additionally, the high levels of inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed and is impacting the ability of some of our customers to continue to pay on their loans.

Beginning in 2008, we significantly increased the use of loan modifications in an effort to assist our customers who are currently experiencing longer term financial difficulties as discussed above. At December 31, 2009, greater than 30 percent of our real estate secured receivable portfolio has been modified. Given the large number of modified loans in our portfolio, it is unclear as to whether our historical performance patterns for modified loans will be consistent with past experience in the current economic environment.

In the event economic conditions continue to be depressed, unemployment rates increase or do not decline, or the performance of modified loans is significantly worse than historical performance patterns, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios leading to continued losses to be reported from operations.

The transition to Basel II in 2011 may continue to put significant pressure on earnings and capital. Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011. While Basel II does not apply directly to us, as a subsidiary of HBSC North America we will be required to meet the risk-based capital requirements of Basel II as if we were subject to its provisions. Whether any increase in capital will be required prior to the Basel II adoption date will be based on our prevailing risk profile.

Both our consumer lending and mortgage services’ real estate secured receivables will continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of loan modifications have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. In the event we are not successful in fully mitigating these risks and interest rates rise significantly, net interest income, and consequently, net income or loss, would be negatively affected. Also, with increased risks remaining on the balance sheet, there may be a further increase in our capital requirements as well as changes in our funding mix, reducing our return on capital and resulting in lower net income or continued shrinking of the balance sheet.

HSBC has demonstrated its support of HSBC Finance Corporation through significant capital contributions. In the last three years, our parent has contributed in total $950 million in 2007, $3.5 billion in 2008 and $2.7 billion in

HSBC Finance Corporation

2009. Capital infusions from HSBC have and will continue to be crucial to our continued operations. HSBC is committed to and has the capacity to fund the needs of the business. In the absence of HSBC support, our credit ratings would be downgraded and our cost of funding our operations would rise substantially, negatively impacting net interest income and net income or loss.

Newly-implemented Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the credit card industry and more recently, to additionally address problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, and the fees and charges that may be applied to accounts, which ultimately could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. Although we believe our loan modification programs are most appropriate and responsive to our customers’ needs, we cannot anticipate the response by national regulatory agencies and certain legislators or if changes to our operations and practices will be required as a result.

Specifically and of utmost relevance to our ongoing credit card operations and business, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law on May 22, 2009. The CARD Act, which through Federal Reserve Board rulemaking becomes effective in three stages (i.e., August 2009, February 2010 and August 2010), primarily amends the Truth in Lending Act by adding a number of new substantive and disclosure requirements building upon the Regulation AA and Regulation Z requirements adopted by the Federal Reserve Board in January 2009 (the “January 2009 rules”). The February 2010 rulemaking implemented the majority of the CARD Act provisions which, among other things, restrict application of interest rate increases on new and existing balances, prescribe the manner in which payments in excess of the minimum payment may be allocated to amounts due and when penalty rates may be charged on past due balances, and require customers to opt-in to over limit fee assessments. Because many of the requirements of the January 2009 Regulation AA and Regulation Z rules are included in the February 2010 CARD Act rule, the Federal Reserve Board has issued notices withdrawing the January 2009 rules. The Federal Reserve is expected in the near term to promulgate rules that will interpret and implement the provisions of the CARD Act which take effect in August 2010. The August 2010 CARD Act rules will address the reasonableness and proportionality of penalty fees and charges and require that accounts subjected to prior interest rate increases be periodically re-evaluated for interest rate decreases. The CARD Act also requires other government agencies to conduct studies on interchange, debt cancellation agreements and credit insurance products and present reports to Congress on these topics. We are compliant with the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. Although we currently believe the implementation of these new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act on us at this time remains uncertain as it ultimately depends upon interpretations of the Federal Reserve Board and other government agencies of some of the provisions discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors.

In 2009, the U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy and reform the financial services industry. For a description of the proposals, see the “Regulation – Consumer” section under the “Regulation and Competition” section of Item 1. Business. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and related regulations have been adopted.

HSBC Finance Corporation

Our inability to meet funding requirements could impact operations. Our liquidity is critical to our ability to operate our businesses. Restrictions on our liquidity could have a negative effect on our financial results and our operations. In the first half of 2009, domestic and international capital markets remained extremely volatile. Debt investors remained cautious, waiting to fully understand the level and specifics of Treasury intervention, as well as the impact of the U.S. government’s economic stimulus plans before returning to the markets. Beginning in the second quarter of 2009 and continuing through the end of the year, credit spreads narrowed due to the increased market confidence stemming largely from various government actions taken to restore faith in the capital markets. The narrowing of credit spreads enabled many businesses to issue debt and raise new capital resulting in improving capital markets and a recovery in the stock market which is bolstering consumer and business sentiment. Commercial paper markets remained open throughout 2009 and provided a valuable source of liquidity. To supplement our liquidity management process we participated in the CPFF program and issued $2.0 billion under the program during the first quarter of 2009. There were no outstanding balances at December 31, 2009 under this program.

Traditional providers of credit to the subprime market have reduced their exposure to subprime assets and tightened the credit standards necessary to receive financing supported by these assets. This has both raised our costs associated with various funding alternatives and reduced the availability of third party funding. Potential conditions that will negatively affect our liquidity include diminished access to capital markets, a reduction in committed credit, unforeseen cash or capital requirements, a further slow down in cash collections, an inability to sell assets and an inability to obtain expected funding from HSBC subsidiaries and clients. Capital infusions from our parent, HSBC, have been essential to our continued operations.

The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical in mitigating any liquidity risk. Lower cash flow resulting from declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, is currently not projected to provide sufficient cash to fully cover maturing debt over the next four to five years. Required funding will be generated through a combination of capital infusions from HSBC, selected debt issuances and sales of receivable portfolios held for sale. In the event a portion of this gap was met through issuances of unsecured term debt to either retail or institutional investors, these issuances would better match the projected cash flows of the remaining real estate secured receivable portfolio and partly reduce reliance on direct HSBC support.

HSBC has demonstrated its support through significant capital contributions in the last three years. HSBC is committed to and has the capacity to fund the needs of the business. In the absence of HSBC support, our credit ratings would be further downgraded and our cost of funding our operations would rise substantially, negatively impacting net interest income and net income or loss.

In 2010, $4.3 billion in back-up lines with third parties that support our commercial paper issuance will mature. Based on current market conditions and a declining need for liquidity as our receivable portfolio runs-off, we do not anticipate renewing all of our third party back-up lines in 2010. In addition, $400 million in conduit credit facilities will mature in the second quarter of 2010. If all or a significant portion of these expiring back-up lines or conduit credit facilities are not renewed, we would most likely issue institutional and retail debt at interest rates that would negatively impact our net interest income and consequently, net income or loss.

Our three third party committed bank credit facilities now each include two financial covenants which require us to maintain a minimum ratio of our tangible common equity to tangible managed assets and a minimum level of our debt held by HSBC affiliates. In the event we did not meet these tests and that noncompliance was not cured, we would be prohibited from drawing down on our liquidity facilities which would restrict our ability to issue commercial paper and further reduce available funding sources.

Our credit ratings are an important part of maintaining our liquidity. Any downgrade in credit ratings would increase borrowing costs to higher levels, impact the ability to issue commercial paper and, depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting, and permit termination of certain significant contracts.

HSBC Finance Corporation

Operational risks, such as systems disruptions or failures, breaches of security, human error, changes in operational practices or inadequate controls may adversely impact our business and reputation. Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our businesses are dependent on our ability to process a large number of complex transactions. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail or have other significant shortcomings, we could be materially adversely affected. HSBC North America will continue the implementation of several high priority systems improvements and enhancements and the centralization of corporate functions in 2010, each of which may present increased or additional operational risk that may not be known until their implementation is complete. Additionally, the closing of certain company sites and data center moves may increase operational risk to levels which may be unknown until such events are complete.

We may also be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses or electrical or telecommunications outages;

•	natural disasters such as hurricanes and earthquakes;

•	events arising from local or regional politics including terrorist acts;

•	unforeseen problems encountered while implementing major new computer systems; or

•	global pandemics which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.

Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.

We are similarly dependent on our employees. We could be materially adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability by us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.

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

In recent years, instances of identity theft and fraudulent attempts to obtain personal financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Use of the internet for these purposes has also increased. Such acts can have the following possible impacts:

•	threaten the assets of our customers;

•	negatively impact customer credit ratings;

•	impact customers’ ability to repay loan balances;

•	increase costs for us to respond to such threats and to enhance our processes and systems to ensure maximum security of data; or

•	damage our reputation from public knowledge of intrusion into our systems and databases.

In addition, there is the risk that our controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our

HSBC Finance Corporation

results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	raising the minimum payment or fees to be charged on credit card accounts;

•	determining to acquire or sell credit card, real estate secured or other receivables;

•	changing to our charge-off policies or customer account management and risk management/collection policies and practices;

•	increasing investment in technology, business infrastructure and specialized personnel; or

•	outsourcing of various operations.

Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and anticipated regulatory environment. HSBC Finance Corporation and our subsidiaries are named as defendants in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These or other future actions brought against us may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to us which could materially adversely affect our business, financial condition or results of operation, or cause us serious reputational harm. We saw a substantial increase in litigation in 2009 resulting from the deterioration of customers’ personal financial condition, the mortgage market downturn and general economic conditions as borrowers allege they obtained unaffordable loans or loans with terms that were unsuitable for that borrower. Although we believe the number of new cases should stabilize or even decrease in 2010, there is no certainty that this will occur, especially in the event of increased unemployment rates or a resurgent recession. With the increased regulatory environment, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking regulators, state attorneys general or state regulators which may cause financial or reputational harm.

Our reputation has a direct impact on our financial results and ongoing operations. Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or servicing practices;

•	anti-money laundering and economic sanctions:

•	privacy issues;

•	fraud issues;

•	data security issues;

•	record-keeping;

•	sales and trading practices;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in products offered; and

•	general company performance.

HSBC Finance Corporation

The failure to address these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory actions, which could adversely affect our results of operations.

Key employees may be difficult to retain due to the contraction of the business and limits on promotional opportunities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our business, including credit risk analysis, underwriting, servicing, collection, sales and executive management, our performance, including our competitive position, could be materially adversely affected. The significant losses we have recognized, reductions in variable compensation and other benefits, reductions of the size and scope of operations and the winding down of significant portions of the businesses could raise concerns about key employees’ future compensation and promotional opportunities. If key personnel were to leave HSBC Finance Corporation and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market to fill these roles, our ability to efficiently manage through the difficult economy and transformational changes may be hindered or impaired.

Unanticipated risks may impact our results. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage all significant risks we face is an important factor that can significantly impact our results.

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. In particular, loan loss reserve estimates are influenced by factors outside our control. Due to the unprecedented and sudden deterioration in performance of our loan portfolios over the past few years, judgment has become a more significant factor in the estimation of inherent probable losses in the portfolios as a component of HSBC Finance Corporation’s models for estimating inherent probable credit losses. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in the historical model, unexpected additional losses could result. In particular, the changes in the charge-off policies relating to our consumer and mortgage lending operations as discussed in this Form 10-K are significant. Prior experience with that policy does not exist within our portfolios. The impact of this change is likely to increase charge-offs and post charge-off recoveries, decrease modification volumes and the impact on our customer behavior is uncertain. In addition, our historical performance trends for modified loans may not be reflective of the performance of loans modified since January 2007 as a result of the current economic environment, including among other things, higher unemployment rates and home price depreciation.

Another example in which management judgment is significant is in the evaluation of the recognition of deferred tax assets and in the determination of whether there is a need for a valuation allowance. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC as a necessary part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws. Included in our forecasts are assumptions regarding our estimate of future expected credit losses which include

HSBC Finance Corporation

assumptions about further home price depreciation and future unemployment levels and their related impact on credit losses. The use of different assumptions can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 18, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets and the related valuation allowance.

Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Federal Reserve Board, change the financial accounting and reporting standards that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

Significant reductions in pension assets may require additional financial contributions from us. Effective January 1, 2005, HSBC Finance Corporation’s previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. We are responsible for providing approximately 40 percent of the financial support required by the plan. In 2008 and 2009, the plan had allocated assets between three primary strategies: domestic equities, international equities and fixed income securities. At December 31, 2009, plan assets were lower than projected plan liabilities resulting in an under-funded status. During this period, domestic and international equity indices increased between 20 percent and 30 percent while interest rates decreased. After expenses, the combination of positive equity returns and fixed income returns along with a $241 million contribution to the plan by HSBC North America in 2009 resulted in an overall increase in plan assets of eight percent in 2009. This increase, when combined with an increase in the projected benefit obligation continued to result in an under-funded status. At December 31, 2009, the projected benefit obligation exceeded the fair value of the plan assets by approximately $970 million and the accumulated benefit obligation exceeded the fair value of the plan assets by approximately $775 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit should be considered our responsibility. We and other HSBC North American affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, changes to the plan, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

Performance of modified loans in the current economic conditions may prove less predictable and result in higher losses. In an effort to provide assistance to our customers who are experiencing financial difficulties in the current weak economy, in the last three years we have agreed to modify the terms of a significant number of our loans. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that need and qualify for loan modifications is significantly higher than our historical experience. Under the current economic conditions, the credit performance of these modified loans may not conform to historical experience. In addition, further deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether loans have been restructured, re-written or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that they could change in either direction.

HSBC Finance Corporation

Item 1B.  Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2009.

Item 2.  Properties.

Our operations are located throughout the United States, with principal facilities located in New Castle, Delaware; Washington, D.C., District of Columbia; Brandon, Florida; Chesapeake, Virginia; Hanover, Maryland; Las Vegas, Nevada; Tulsa, Oklahoma; Tigard, Oregon; Chicago, Illinois; Mettawa, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Elmhurst, Illinois; Pomona, California; Salinas, California; London, Kentucky; and Sioux Falls, South Dakota. Our principal executive offices are located in Mettawa, Illinois. Upon the completion of the sale of our auto finance servicing operations, the Lewisville, Texas and San Diego, California facilities will be transferred to SC USA.

Substantially all corporate offices, regional processing and regional servicing center spaces are operated under lease with the exception of a credit card processing facility in Las Vegas, Nevada; a data processing center in Vernon Hills, Illinois; and servicing facilities in London, Kentucky and Chesapeake, Virginia. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

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

Loan Discrimination Litigation Since July of 2007, HSBC Finance Corporation and/or one or more of its subsidiaries was named as a defendant in five class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial, (N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL), Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669) and Doiron, et al. v. HSBC Mortgage Services Inc., et al., (E.D. Ca., 2:08-CV-00605- FCD). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. The Zamudio case was voluntarily dismissed by the plaintiff on July 7, 2008 and may not be reinitiated. In the NAACP case, the Court granted HSBC Finance Corporation’s motion to dismiss for lack of personal jurisdiction on January 9, 2009. Settlement proposals are being discussed that, if successful, will not result in a material loss. The remaining three cases have been consolidated for settlement in the District of Massachusetts. An order preliminarily approving the settlement was entered on December 9, 2009, with a final fairness hearing scheduled for May 10, 2010. The amount of the proposed settlement is not material to HSBC Finance Corporation. These cases will no longer be reported.

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

HSBC Finance Corporation

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

A second phase of the case will proceed to determine the actual damages, if any, due to the plaintiff class. Although the jury determined that the loss per common share attributable to the alleged misstatements varied by day and ranged from -$4.60 (no loss) to $23.94, how this stage of the case will proceed has not been determined by the Court. Matters to be determined include, but are not limited to, whether there will be discovery to determine if shareholders actually relied upon statements found to be misleading, the process for determining which shareholders purchased securities on or after March 23, 2001 and sold during the relevant period (the sale window potentially extending up to 90 days after October 11, 2002), as well as other procedural matters and eligibility criteria. The parties have submitted briefs outlining each side’s proposed structure for this second phase of the case. Given the complexity associated with this phase of the case, it is impossible at this time to determine whether any damages will eventually be awarded, or the amount of any such award.

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

HSBC Finance Corporation

Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers engaged in any wrongdoing and that we will either prevail on our outstanding motions or that the Seventh Circuit will reverse the trial Court verdict upon appeal.

Governmental and Regulatory Matters. HSBC Finance and certain of its affiliates and current and former employees are or may be subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to our business activities. In all such cases, HSBC Finance and its affiliates cooperate fully and engage in efforts to resolve these matters.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable

HSBC Finance Corporation

Item 6. Selected Financial Data

In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company of our Canadian business (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our former U.K. and Canadian Operations are now reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2009	2008	2007	2006	2005

	(in millions)

Statement of Income (Loss)
Net interest income	$5,499 (1)	$8,850	$9,795	$9,459	$7,620
Provision for credit losses	10,065 (1)	13,430	10,470	6,012	3,977
Other revenues excluding the change in value of fair value optioned debt and related derivatives	3,050	3,027	4,693	4,769	4,154
Change in value of fair value optioned debt and related derivatives	(2,125)	3,160	1,270	-	-
Operating expenses, excluding goodwill and other intangible asset impairment charges	4,121	5,195	6,066	5,894	5,135
Goodwill and other intangible asset impairment charges	2,308	329	4,513	-	-

Income (loss) from continuing operations before income tax benefit (expense)	(10,070)	(3,917)	(5,291)	2,322	2,662
Income tax benefit (expense)	2,620	1,166	913	(837)	(891)

Income (loss) from continuing operations	(7,450)	(2,751)	(4,378)	1,485	1,771
Income (loss) from discontinued operations, net of tax	-	(32)	(528)	(42)	1

Net income (loss)	$(7,450)	$(2,783)	$(4,906)	$1,443	$1,772

As of December 31,	2009	2008	2007	2006	2005

	(in millions)

Balance Sheet Data
Total assets	$94,553	$130,830	$154,974	$168,431	$145,973
Receivables:
Real estate secured(2)	$59,535	$71,666	$84,381	$92,592	$78,069
Auto finance(3)	3,961	7,621	12,899	12,194	10,434
Credit card(4)	11,626	13,231	30,091	27,499	23,963
Private label	-	65	147	289	356
Personal non-credit card(2)	10,486	15,568	18,045	18,244	15,900
Commercial and other	50	93	144	181	208

Total receivables	$85,658	$108,244	$145,707	$150,999	$128,930

Credit loss reserves(1)	$9,264	$12,415	$10,413	$6,241	$4,209
Receivables held for sale:
Real estate secured	$3	$323	$80	$1,741	$1,723
Auto finance	533	2,786	-	-	-
Credit card	-	13,571	-	-	-

Total receivables held for sale(5)	$536	$16,680	$80	$1,741	$1,723

Real estate owned	$592	$885	$1,008	$661	$506
Commercial paper and short-term borrowings	4,291	9,639	7,725	10,797	10,957
Due to affiliates(6)	9,043	13,543	11,359	10,887	11,309
Long-term debt	69,658	90,024	118,955	123,953	101,698
Preferred stock	575	575	575	575	575
Common shareholder’s equity(7)	7,804	12,862	13,584	19,515	18,905

HSBC Finance Corporation

Year Ended December 31,	2009		2008	2007	2006	2005

Selected Financial Ratios
Return on average assets	(6.99)%		(1.90)%	(2.67)%	0.93%	1.40%
Return on average common shareholder’s equity	(68.26)		(20.82)	(26.57)	8.14	11.62
Net interest margin	5.21		6.35	6.39	6.51	6.76
Efficiency ratio	100.08		35.89	66.65	40.37	42.43
Consumer net charge-off ratio	13.38	(8)	7.73	4.20	2.79	2.93
Consumer two-month-and-over contractual delinquency	14.27	(8)	12.52	7.69	4.55	3.69
Reserves as a percent of net charge-offs	70.4	(8)	130.7	165.9	156.9	131.0
Reserves as a percent of receivables	10.82	(8)	11.47	7.15	4.13	3.22
Reserves as a percent of nonperforming loans	101.8	(8)	108.2	121.2	116.4	112.8
Common and preferred equity to total assets	8.86		10.27	8.56	11.21	12.44
Tangible common equity to tangible assets(9)	7.60		6.68	6.09	6.11	6.24

(1)	In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables due to changes in customer payment behavior. As a result of these changes, real estate secured receivables are now written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent and personal non-credit card receivables are now charged-off generally no later than the end of the month in which the account becomes 180 days contractually delinquent. These changes resulted in a reduction to net interest income of $351 million, an increase to our provision for credit losses of $1 million which collectively increased our loss before tax by $352 million and our net loss by $227 million in 2009. These changes also resulted in a significant reduction in our credit loss reserve levels. See “Executive Overview” and “Credit Quality” in this MD&A as well as Note 8, “Changes in Charge-off Policies,” in the accompanying consolidated financial statements for additional discussion.

(2)	The overall trend in real estate secured and personal non-credit card receivables reflects our decision to reduce the size of our balance sheet and lower our risk profile beginning in 2007 as well as the decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. The decline in the balances in 2009 also reflects the impact associated with the charge-off policy changes implemented in December 2009 discussed above. The trend in real estate secured receivables also reflects our decision to discontinue correspondent channel acquisitions by our Mortgage Services business in 2007. During 2008 and 2007, we sold approximately $1.2 billion and $2.7 billion, respectively, of real estate secured receivables. In November 2006, we purchased $2.5 billion of real estate secured receivables from Champion Mortgage. For further discussion of the trends in our real estate secured and personal non-credit card receivable portfolios, see “Receivables Review” in this MD&A.

(3)	The trend in auto finance receivables reflects our decision in July 2008 to discontinue new auto loan originations as well as the transfer of receivables with a fair value at the time of transfer of $533 million and $2.8 billion in 2009 and 2008, respectively, to receivables held for sale. For further discussion of the trends in our auto finance receivable portfolio, see “Receivables Review” in this MD&A.

(4)	The trend in credit card receivables in 2009 reflects lower consumer spending as well as the continued impact of numerous actions taken to manage risk beginning in the fourth quarter of 2007 and continuing through 2009, partially offset by the transfer of receivables held for sale with a fair value of $1,078 million to receivables held for investment. The trend in credit card receivables in 2008 reflects the transfer of receivables with an outstanding principal balance of $14.7 billion at the time of transfer to receivables held for sale. In 2005, we acquired $5.3 billion in credit card receivables in conjunction with our acquisition of Metris Companies, Inc. For further discussion of the trends in our credit card receivable portfolio, see “Receivables Review” in this MD&A.

(5)	The decrease in receivables held for sale in 2009 largely reflects the sale in January 2009 of credit card and auto finance receivables with an outstanding principal balance of $15.4 billion at the time of sale, partially offset by the transfer of $533 million of auto finance receivables to held for sale during 2009. For further discussion of the trends in receivables held for sale, see “Receivables Review” in this MD&A.

(6)	We received $55.0 billion, $45.1 billion, $41.0 billion, $40.3 billion and $39.9 billion in HSBC related funding as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively. See “Liquidity and Capital Resources” for the components of this funding.

(7)	In 2009, 2008 and 2007, we received capital contributions of $2.7 billion, $3.5 billion and $950 million, respectively, from HINO to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. In 2006, we received a capital contribution of $163 million from HINO to fund a portion of the purchase of our acquisition of the Champion portfolio. In 2005, we received a capital contribution of $1.2 billion from HINO to fund a portion of the purchase of our acquisition of Metris.

(8)	The aforementioned charge-off policy changes implemented in December 2009 significantly impacted these ratios and the comparability of such ratios to prior periods. Excluding the impact of the changes in our charge-off policies for real estate secured and personal non-credit card receivables in December 2009, our consumer net charge-off ratio was 9.85 percent, our consumer two-months-and-over contractual delinquency ratio was 17.59 percent, reserves as a percent of net charge-offs was 131.6 percent, reserves as a percent of receivables was 14.29 percent and reserves as a percent of nonperforming loans was 101.3 percent. See “Credit Quality” for discussion of these ratios and related trends. Reserve ratios for all periods exclude loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(9)	Tangible common equity to tangible assets is a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

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

We currently provide MasterCard(1), Visa(1), American Expressand Discover(1) credit cards as well as private label cards to customers in the United States. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada as well as tax refund anticipation loans and other related products in the United States. Historically, we also provided several other types of loan products in the United States including real estate secured, personal non-credit card loans and auto finance loans. Prior to November 2008, we also offered consumer loans in Canada and prior to May 2008 we offered loans and specialty insurance products in the United Kingdom and the Republic of Ireland. Prior to 2007, we also offered consumer loans in Slovakia, the Czech Republic and Hungary (“European Operations”).

We generate cash to fund our businesses primarily by collecting receivable balances, issuing commercial paper, selling certain credit card and all private label receivables to HSBC Bank USA on a daily basis, borrowing from HSBC affiliates and customers of HSBC, issuing retail notes, medium and long-term debt and borrowing under secured financing facilities. We also receive capital contributions as necessary from HSBC which serve as an additional source of funding. We use the cash generated to invest in and originate new credit card receivables, to service our debt obligations and to pay dividends to our parent, when possible.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations” in the accompanying consolidated financial statements for further discussion of these transactions.

Current Environment During 2009, challenging economic conditions in the U.S. continued, marked by declines in the housing markets, rising unemployment, tight credit conditions and reduced economic growth. Although the economic recession continued to deepen into the first half of 2009, signs of stabilization and improvement began to appear in the second half of the year. While the on-going financial market disruptions continued to impact credit and liquidity during the year, marketplace improvements beginning in the second quarter and continuing through the end of the year strengthened liquidity and narrowed credit spreads due to improving market confidence stemming largely from various government actions taken to restore faith in the capital markets and stimulate consumer spending. The improving capital markets and a recovery in the stock market have enabled many businesses to issue debt and raise new capital which is bolstering consumer and business sentiment. While the easing pace of job losses in the second half of 2009 is helping the housing markets, the first-time homebuyer tax credit as well as low interest rates resulting from government actions have been the main forces driving up home sales and shrinking home inventories, which has resulted in some home price stabilization in the latter half of 2009, particularly in the middle and lower price sectors.

U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., increased to 10.0 percent in December 2009, an increase of 260 basis points since December 2008. Unemployment rates in 16 states are greater than the U.S. national average and unemployment rates in 10 states are at or above 11 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. In addition, a significant number of U.S. residents are no longer looking for work and are not included in the reported percentages. Personal bankruptcy filings in the U.S. have also increased throughout the year.

 (1) MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

This has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the timing and extent of any recovery from the current U.S. economic downturn, consumer confidence, volatility in energy prices, adverse developments in the credit markets and mixed corporate earnings continue to negatively impact the stability of both the U.S. economy and the capital markets.

During 2009, mortgage lending industry trends continued to deteriorate, including:

>	Mortgage loan originations from 2005 to 2008 continued to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continued to be affected by stagnation or decline in property values;

>	Increases in the period of time properties remain unsold in most markets;

>	Increased loss severities in many markets on homes that were foreclosed and remarketed due to a higher inventory of homes for sale and the declining property values in certain markets as discussed above;

>	Low secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Continuation of tightened lending standards by mortgage lenders which impacted borrowers’ ability to refinance existing mortgage loans.

The combination of the above factors, including the closure or consolidation of a number of mortgage lenders, has further reduced the ability of many of our real estate loan customers to make payments on or to refinance their loans. Accessing any equity in their homes is no longer an option as either there is no equity in their homes or if there is, few institutions are willing to finance its withdrawal. It is generally believed that the slowdown in the housing market will continue to impact housing prices in 2010.

In our credit card business, we saw lower consumer spending in 2009 generally as a result of the downturn in the U.S economy, increased savings levels and reduced credit available to our customers as a result of actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk which resulted in a decline in outstanding receivable balances, favorably impacted overall credit quality in 2009.

Improvement in unemployment rates and a sustained recovery of the housing markets, including stabilization in home prices, continue to remain critical components for a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and increased delinquencies and charge-off rates in loan portfolios across the industry, including our own. Although consumer confidence has improved since early 2009, it remains low on a historical basis. Weak consumer fundamentals including declines in wage income, lower consumer spending, declines in wealth and a difficult job market are depressing confidence. Additionally, there is uncertainty as to the impact to the economy and consumer confidence when the actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. As a result, the above conditions, together with weakness in the overall economy and proposed regulatory changes, will likely continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of an economic recovery and any further regulatory changes.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy and reform the financial markets in 2009. On June 17, 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services;

HSBC Finance Corporation

and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. In December 2009, the House of Representatives passed The Wall Street Reform and Consumer Protection Act, which addresses many of the Administration’s proposed reforms. Similar legislation is under consideration by the U.S. Senate Committee on Banking, Housing and Urban Affairs. On January 14, 2010, the Administration announced its intention to propose a Financial Crisis Responsibility Fee to be assessed against financial institutions with more than $50 billion in consolidated assets for at least 10 years. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and the related regulations have been adopted.

U.S. Treasury sponsored programs in the mortgage lending environment have also been introduced which are focused on reducing the number of foreclosures and potentially making it easier for some customers to refinance loans. One such program intends to help certain at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. This program provides certain incentives to lenders to modify all eligible loans that fall under the guidelines of the program. Another program focuses on homeowners who have a proven payment history on an existing mortgage owned by Fannie Mae or Freddie Mac and provides assistance to eligible homeowners to refinance their mortgage loans to take advantage of current lower mortgage rates or to refinance adjustable rate mortgages into more stable fixed rate mortgages. We continue to evaluate our consumer relief programs and account management practices to ensure our programs benefit both our customers in accordance with their financial needs and our stakeholders as the economy recovers. As a result, to date we have elected to not participate in the U.S. Treasury sponsored programs but to focus on expanding and improving our current programs.

Business Focus As discussed in prior filings, beginning in 2007 and continuing through 2009 we engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry and the continued deterioration of U.S. economic conditions, we made strategic decisions during this period designed to lower the risk profile and reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. As discussed more fully below, in 2009 this evaluation resulted in the discontinuation of new customer account originations for all products by our Consumer Lending business and the closure of our Consumer Lending branch offices, the decisions to close or consolidate certain back office and collection facilities in Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota; Virginia Beach, Virginia; and Tampa, Florida as well as the decision in November 2009 to sell our auto loan servicing operations to Santander Consumer USA, Inc. (“SC USA”).

As a result of these decisions and those made from mid-2007 through 2008, our lending products currently include MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our credit card receivable portfolio totaled $11.6 billion at December 31, 2009 reflecting a decrease of 12 percent since December 31, 2008 as a result of lower consumer spending levels as well as the impact of numerous actions taken by us to manage risk beginning in the fourth quarter of 2007 through 2009.

As a result of the strategic changes in our business focus since mid-2007, our real estate secured, auto finance and personal non-credit card receivable portfolios, which totaled $74.0 billion at December 31, 2009 are currently liquidating. The timeframe in which these portfolios will liquidate is dependent upon numerous factors some of which are beyond our control. The rate at which receivables pay off prior to their maturity fluctuates for a variety of reasons outside of our control such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs which are designed to maximize cash collections and avoid foreclosure or repossession if economically reasonable, are contributing to these slower loan prepayment rates.

HSBC Finance Corporation

While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off portfolios to decline between 55 percent and 65 percent over the next four to five years and be comprised primarily of real estate secured receivables at the end of this period. Attrition will not be linear during this period. Over the next two years, charge-off related receivable run-off is expected to remain high due to the continued economic slowdown. Run-off will later slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the subprime credit card industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, additional asset sales and further alterations or refinement of product offerings as we work to reposition our active businesses for long-term success. Although nothing is currently contemplated beyond what is classified as held for sale, we continue to evaluate additional ways to leverage liquidity and identify funding opportunities with HSBC Bank USA, within the regulatory framework.

2009 Events

•	Due to the impact of the marketplace conditions described above on the performance of our receivable portfolios, we have incurred significant losses in 2009, 2008 and 2007. If our forecasts hold true, we expect to continue to generate losses at least for the next two years. While our 2010 funding strategy includes a mix of balance sheet attrition, cash generated from operations and proceeds from sales of receivables and other actions to meet our current obligations, we will remain dependent on capital infusions from HSBC to fully meet our funding requirements and maintain capital at levels we believe are prudent until we return to profitability. HSBC has indicated it is fully committed and has the capacity to continue to provide such support. In 2009 and 2008, HINO made capital contributions to us totaling $2.7 billion and $3.5 billion, respectively.

•	We have historically maintained charge-off policies within our Consumer Lending and Mortgage Services businesses that were developed in consideration of the historical consumer finance customer profile. As such, these policies focused on maximizing the amount of cash collected while avoiding excessive collection expenses on loans which would likely become uncollectible. Our historical real estate secured charge-off policies reflected consideration of customer behavior in that initiation of foreclosure or repossession activities often served to prompt repayment of delinquent balances and, therefore, were designed to avoid ultimate foreclosure or repossession whenever it was economically reasonable. Charge-off policies for our personal non-credit card receivables were designed to be responsive to customer needs and collection experience which justified a longer collection and work out period for the consumer finance customer. Therefore, the charge-off policies for these products were historically longer than bank competitors who served a different market.

The impact of the recent economic turmoil has resulted in a change to the customer behavior patterns described above and it became clear in 2009 that the historical behavior patterns will not be re-established for the foreseeable future, if at all. Recent delays in our ability to foreclose on properties which secure real estate secured receivables due to backlogs in foreclosure proceedings and actions by local governments and certain states have lengthened the foreclosure process. These delays will likely continue for the foreseeable future. In the current environment, many of our customers are experiencing longer term reductions in cash flow available to service their debt. Furthermore due to the slowdown in the housing market, initiation of foreclosure or repossession activities no longer have the same impact of triggering repayment of delinquent balances as property values in many markets have declined, leaving customers with little or no equity in their homes and no prospect for significant appreciation in values in the near term. Additionally, there has been lower demand for securitized subprime loans which resulted in reduced liquidity in the marketplace for subprime mortgages. These factors have reduced the ability or have eliminated the incentive for many of our customers to make payments or refinance their loans as accessing any home equity is either no longer an

HSBC Finance Corporation

option or if there is equity, few institutions are willing to finance its withdrawal. For personal non-credit card receivables, customer payment patterns in later stage delinquency compared to historical experience have continued to decline significantly due to the impact of an increasingly prolonged period of high unemployment which many believe will remain elevated for an extended period of time. As a result, later stage delinquency recoveries within the extended charge-off timeframe have decreased significantly in the current environment.

As a result of these changes in customer behavior and resultant payment patterns, in December 2009 we elected to adopt more bank-like charge-off policies for our real estate secured and personal non-credit card receivables. As a result, real estate secured receivables are now written down to net realizable value less estimated cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent.

The impact of the changes in our charge-off policies adopted during the fourth quarter of 2009 (the “December 2009 Charge-off Policy Changes”) resulted in an increase to our net loss of $227 million. For a summary of the components of this net income impact see “Credit Quality” in this MD&A and Note 8, “Changes in Charge-off Policies,” in the accompanying consolidated financial statements.

•	Under our non-accrual policies, when a real estate secured receivable balance becomes more than three months contractually past due, we no longer accrue interest. Prior to October 1, 2009, if a non-accrual loan was subsequently re-aged, all interest that was not accrued (unrecorded interest) was recognized at an estimated collectible amount. As part of our decision to move to policies which more accurately reflect the underlying performance of our real estate secured receivable portfolio, in the fourth quarter of 2009 we also elected to adopt a more bank-like income recognition policy relating to unrecorded interest on real estate secured receivables placed on non-accrual which were subsequently re-aged under our standard criteria. Effective October 1, 2009, we no longer recognize unrecorded interest at the time a loan is re-aged. Rather, we now only recognize unrecorded interest at an estimated collectible amount when the customer has made six consecutive qualifying payments under the terms of the loan while maintaining a current payment status at the time of the sixth payment. Separately, as it relates to personal homeowner loans (“PHLs”) which, although technically secured by real estate were historically underwritten, priced, serviced and reported like an unsecured loan, effective October 1, 2009 we no longer follow the real estate secured policy for income recognition upon re-age. Rather, we follow our historical policy for other personal non-credit card loans that have been re-aged which generally results in the recognition of interest when collected. The combination of these changes has resulted in a decrease to finance and other interest income during the fourth quarter of 2009 of $108 million for real estate secured receivables and $82 million for PHL receivables compared to what would otherwise have been recognized under the prior practice.

•	The trend in credit performance of our real estate secured and personal non-credit card receivable portfolios was significantly impacted by the December 2009 Charge-off Policy Changes described above which resulted in $2.4 billion and $1.1 billion of real estate secured and personal non-credit card receivables, respectively, being charged-off, a substantial portion of which would otherwise have occurred in future periods. Excluding the impact of the incremental charge-off, dollars of two-months-and-over contractual delinquency increased $1.1 billion at December 31, 2009 as compared to December 31, 2008 as a result of higher delinquency levels in our Consumer Lending real estate secured receivable portfolio, partially offset by lower delinquency dollars in personal non-credit card receivables and Mortgage Services’ real estate secured receivables. The majority of the increase in Consumer Lending real estate secured receivable delinquency was primarily in the first lien portion of the 2006, 2007 and 2008 originations reflecting the continued weakening in the housing and mortgage industry. This deterioration in credit quality was partially offset by lower receivable levels as our real estate secured receivable portfolios continue to liquidate. Excluding the impact of the change in charge-off policy, dollars of net charge-offs for real estate secured receivables decreased in 2009 as lower net charge-offs in our Mortgage Services business were partially offset by higher net charge-offs in our Consumer Lending real estate secured receivable portfolio.

HSBC Finance Corporation

The credit performance of our credit card receivable portfolio improved during 2009 as dollars of two-months-and-over contractual delinquency decreased 37 percent from December 31, 2008 to $1.2 billion at December 31, 2009 as a result of lower receivable levels, including the impact of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009 and lower consumer spending levels during 2009. Excluding two-months-and-over contractual delinquency in 2008 for the sold GM and UP Portfolios, credit card delinquency in 2009 remained lower. We believe the decrease in dollars of two-months-and-over contractual delinquency in our credit card receivable portfolio is, in part, a result of the risk mitigation actions we have taken since 2007 to manage risk. Excluding net charge-offs in 2008 for the sold GM and UP Portfolios, dollars of credit card net charge-offs decreased by $89 million in 2009.

We anticipate delinquency and charge-off will remain under pressure during 2010 as the U.S. economic environment continues to adversely impact our businesses. However, the magnitude of these negative trends will largely be dependent on the timing and extent of any recovery from the current U.S. economic downturn, including unemployment rates and a sustained recovery of the housing market, which to some extent will be offset by the impact of actions we have already taken to reduce risk in these portfolios.

•	Beginning in 2008, we significantly increased the use of loan modifications in an effort to assist our customers who are currently experiencing financial difficulties. As a result, troubled debt restructures (“TDR Loans”) have also increased. As described in Note 7, “Receivables,” in the accompanying consolidated financial statements, a portion of this increase was attributable to enhanced tracking capabilities under which certain loans previously not reported as TDR Loans are now reported as such. For additional discussion of TDR Loan balances as well as the associated credit loss reserves, see “Credit Quality” in this MD&A.

•	As a result of the continued deterioration of the economic conditions in the United States, during the first and second quarters of 2009 we performed interim goodwill impairment tests. As a result of these interim impairment tests, we recorded goodwill impairment charges of $2.3 billion which represented all of the goodwill previously allocated to our Card and Retail Services and Insurance Services businesses. Accordingly, all of our goodwill has now been fully written-off. See Note 14, “Goodwill,” in the accompanying consolidated financial statements for further discussion of the goodwill impairment.

•	In January 2009, we sold our General Motors MasterCard receivable portfolio (the “GM Portfolio”) and our Union Plus MasterCard/Visa receivable portfolio (the “UP Portfolio”) with aggregate outstanding principal balances of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. At December 31, 2008, the GM and UP Portfolios were included in receivables held for sale. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. As a result, in the first quarter of 2009 we recorded a gain of $130 million ($84 million after-tax) on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million ($(51) million after-tax) recorded upon the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement we sell additional receivable originations generated under existing and future accounts to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. We continue to service the receivables sold to HSBC Bank USA for a fee.

•	In January 2009, we also sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of $2.8 billion. As a result, in the first quarter of 2009 we recorded a gain of $7 million ($4 million after-tax) on the sale of these auto finance receivables. We continue to service these auto finance receivables for HSBC Bank USA for a fee.

Immediately prior to the sale of the auto finance receivables discussed above, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”)

HSBC Finance Corporation

for our entire auto finance receivable portfolio. The adoption of FFIEC charge-off policies for our auto finance portfolio resulted in an increase in our net loss in the first quarter of 2009 of $23 million.

•	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices. We continue to service and collect the existing receivable portfolio as it runs off, while continuing to assist our mortgage customers by using appropriate modification and other account management programs to maximize collection and home preservation. As a result of this decision, we recorded closure costs of $151 million, primarily related to one-time termination and other employee benefit costs. Additionally, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible assets which resulted in an impairment charge of $14 million during the first quarter of 2009 which represented all of the remaining intangible assets associated with this business. See Note 5, “Strategic Initiatives,” for additional details regarding these costs.

•	During 2009, we announced the decision to exit certain lease arrangements and consolidate a variety of locations across the United States to increase our operating efficiencies and reduce operating expenses. As a result, we have or will exit certain facilities and/or significantly decrease our occupancy space over the next 12 to 18 months in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota and Tampa, Florida. Additionally, we have decided to consolidate our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility. See Note 5, “Strategic Initiatives,” for details regarding these costs.

•	In November 2009, we entered into an agreement with Santander Consumer USA Inc. (“SC USA”) to sell our auto loan servicing operations as well as $1.0 billion in both delinquent and non-delinquent auto loans currently held for sale (approximately $400 million of which we will purchase from an affiliate, HUSI, prior to close) for $904 million in cash and entered into a loan servicing agreement for the remainder of our U.S. auto loan portfolio, including those auto loans serviced for HSBC USA Inc. The transaction is currently expected to close in the first quarter of 2010. Under the terms of the sale, our auto loan servicing facilities in San Diego, California and Lewisville, Texas will be assigned to SC USA and the majority of the 700 employees from those locations will be offered the opportunity to transfer to SC USA at the time of close. SC USA will provide servicing for the auto loans it purchases, as well as for the remaining HSBC auto loan portfolio we had previously serviced. Costs to be incurred as a result of this decision are not expected to be material.

•	As discussed above, in February 2009 we decided to discontinue new customer account originations for all products offered by our Consumer Lending business and close all branch offices. This action resulted in two of the three primary credit rating agencies electing to lower the ratings on our senior debt, commercial paper and Series B preferred stock. Prior to our February 2009 decision, these agencies had designated HSBC Finance Corporation as a “core” business within HSBC Group. Following this decision, these agencies felt that we had diminished strategic importance to the overall HSBC Group, resulting in the lower ratings as described above. HSBC remains fully committed to providing the capital support, and has the capacity to provide such support, to ensure our remaining business operations continue and selected capital ratios are maintained. See “Liquidity and Capital Resources,” in this MD&A for our credit ratings as of December 31, 2009.

Performance, Developments and Trends Loss from continuing operations was $7.5 billion in 2009 compared to a loss from continuing operations of $2.8 billion in 2008 and a loss from continuing operations of $4.4 billion in 2007. Loss from continuing operations before income tax was $10.1 billion in 2009 compared to $3.9 billion in 2008 and $5.3 billion in 2007. Our results in these periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option, goodwill and other intangible asset impairment charges and, in 2009, the impact of the December 2009 Charge-off Policy Changes described above, which alters

HSBC Finance Corporation

the underlying performance trends of our business. The following table summarizes the collective impact of these items on our loss before income tax for all periods presented:

Year Ended December 31,	2009	2008	2007

	(in millions)

Loss from continuing operations before income tax, as reported	$(10,070)	$(3,917)	$(5,291)
(Gain) loss in value of fair value option debt and related derivatives	2,125	(3,160)	(1,270)
Goodwill and other intangible asset impairment charges	2,308	329	4,513
Impact of the December 2009 Charge-off Policy Change	352	-	-
Policy change for unrecorded interest on re-aged receivables	190	-	-

Loss from continuing operations before income tax, excluding above items(1)	$(5,095)	$(6,748)	$(2,048)

(1) Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the above table, our 2009 results improved compared to 2008 as lower net interest income was more than offset by a lower provision for credit losses, higher other revenues and lower operating expenses.

Net interest income during 2009 includes the impact of the December 2009 Charge-off Policy Changes and the impact of the adoption of a more bank-like income recognition policy in the fourth quarter of 2009 relating to unrecorded interest on re-aged real estate secured receivables and PHLs which reduced net interest income by $351 million and $190 million, respectively, as discussed in “Executive Overview – 2009 Events,” in this MD&A. Excluding the impact of these items, net interest income remained lower in 2009 due to lower average receivables reflecting lower origination volumes due to our risk mitigation efforts, including our decision to stop all new account originations in our Auto Finance, Mortgage Services and Consumer Lending businesses, as well as lower consumer spending levels. The decrease in net interest income also reflects lower levels of performing receivables and lower overall yields on our receivable portfolios, partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality including the impact of lower performing receivables, lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflect market rate movements. The decrease in overall yields was partially offset by higher yields on credit card receivables as a result of the impact of interest rate floors in portions of our credit card receivable portfolio which have now been removed and a higher mix of non-prime credit card receivables. Overall yields were also negatively impacted by a shift in receivable mix to higher levels of real estate secured receivables as a result of the sale of the $12.4 billion of credit card receivables and $3.0 billion of auto finance receivables in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables. We also experienced lower yields on our non-insurance investment portfolio reflecting lower rates on overnight investments. Lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. Our net interest margin decreased to 5.21 percent in 2009 compared to 6.35 percent in 2008. The decrease was due to the lower overall yields on our receivable portfolio discussed above, partially offset by lower funding costs due to lower average interest rates for short-term borrowings which reflect actions taken by the Federal Reserve Bank resulting in daily average Federal Fund Rates being 184 basis points lower during 2009 as compared to 2008.

Other revenues in 2009 was significantly impacted by a loss on debt designated at fair value and related derivatives due to a narrowing of our credit spreads during 2009. The loss on debt designated at fair value and related derivatives decreased other revenues by $2.1 billion during 2009 compared to a gain which increased other revenues by $3.2 billion in 2008. Excluding the gain (loss) on debt designated at fair value and related derivatives, other revenues increased modestly during 2009 as lower fee income and enhancement services revenue, primarily due to lower credit card receivable levels and changes in credit card customer behavior, and lower taxpayer financial services revenue were more than offset by higher derivative related income, higher gains on daily sales of receivables to HSBC Bank USA, higher servicing and other fees from HSBC affiliates due to higher volumes of

HSBC Finance Corporation

receivables serviced as a result of the sale of the GM and UP Portfolios as previously discussed and lower fair value adjustments on receivables held for sale. Lower taxpayer financial services revenue reflects the decision to discontinue all partner relationships except for H&R Block as well as a shift in mix to lower revenue and lower risk products. Higher derivative related income reflects the impact of rising long term U.S. interest rates on our portfolio of pay fixed/receive variable non-qualifying hedges. Lower fair value adjustments on receivables held for sale reflect a smaller portfolio of held for sale receivables during 2009 and less volatile pricing as compared to the prior year. Additionally, in 2009 we recorded a gain of $57 million on the bulk sale to an HSBC affiliate of the credit card and auto finance receivables previously discussed.

Our provision for credit losses declined significantly in 2009 as a result of a lower provision for credit losses in our Mortgage Services real estate secured, credit card and auto finance receivable portfolios, partially offset by a higher provision for credit losses in our Consumer Lending business as discussed in further detail below. The provision for credit losses in 2009 reflects an incremental provision of $1 million as a result of the December 2009 Charge-off Policy Changes.

•	The provision for credit losses in our Mortgage Services business decreased $1.5 billion in 2009 as the portfolio continues to liquidate, resulting in lower charge-off levels. While loss severities increased as compared to the prior year, a higher percentage of charge-offs were on first lien loans which generally have lower loss severities than second lien loans. The lower provision also reflects a reduction to provision of $179 million as a result of the December 2009 Charge-off Policy changes discussed above which includes the reserve impact of this policy change relating to accrued interest. Accrued interest written off as part of this policy change is reflected as a reduction of finance and other interest income, while the release of loss reserves associated with principal and accrued interest is reflected in provision. These decreases were partially offset by increased levels of troubled debt restructures including higher reserve requirements associated with these receivables.

•	Provision for credit losses in our credit card receivable portfolio decreased significantly in 2009 due to lower receivable levels primarily due to the impact of the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively, as well as $2.0 billion of non-prime credit card receivables to receivables held for sale in June 2008. Excluding the impact of these transferred receivables from the prior year periods as applicable, our provision for credit losses remained significantly lower due to lower non-prime receivable levels as a result of lower consumer spending levels and actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk. In addition, an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. These lower credit loss estimates have been partially offset by lower recovery rates on defaulted receivables.

•	Provision for credit losses in our auto finance receivable portfolio decreased as a result of lower receivable levels reflecting the discontinuation of auto finance originations and the transfer of $3.0 billion of non-delinquent auto finance receivables to held for sale in September 2008. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles. The provision for credit losses was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 for auto finance receivables which increased the provision for credit losses by $36 million.

•	The provision for credit losses in our Consumer Lending business in 2009 increased $296 million in 2009 reflecting higher provisions for credit losses for personal non-credit card receivables and to a lesser extent for first lien real estate secured receivables, partially offset by lower provisions for second lien real estate secured receivables. The lower provision for credit losses for real estate secured receivables reflects a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize. Also contributing to the decrease was a reduction to provision for real estate secured receivables of $13 million as a result of the December 2009 Charge-off Policy Changes discussed above which includes the reserve impact of this policy change to accrued interest. Accrued interest written off as part of this policy

HSBC Finance Corporation

change is reflected as a reduction of finance and other interest income while the release of loss reserves associated with principal and accrued interest is reflected in provision. These decreases were partially offset by lower receivable prepayments, portfolio seasoning, higher loss severities relative to 2008 due to deterioration in real estate values in some markets and increased levels of troubled debt restructures including higher reserve requirements associated with these receivables. Excluding the impact of the December 2009 Charge-off Policy Changes discussed above, which increased our provision for credit losses on personal non-credit card receivables by $193 million, our provision for credit losses in Consumer Lending’s personal non-credit card portfolio remained higher in 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower receivable levels. The impact of the December 2009 Charge-off Policy Changes on personal non-credit card receivables includes the reserve impact of this policy change to accrued interest as discussed above and also reflects, unlike real estate secured receivables which are written down to net realizable value, charge-off of the total receivable balance which ignores future recoveries while the corresponding release of credit loss reserves considered future recoveries.

The provision for credit losses for all products in 2009 was negatively impacted by rising unemployment rates in an increasing number of markets, continued deterioration in the U.S. economy and housing markets, higher levels of personal bankruptcy filings and portfolio seasoning. See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During 2009, the provision for credit losses was $3.1 billion lower than net charge-offs. Lower credit loss reserve levels primarily reflect the impact of the December 2009 Charge-off Policy Changes as a result of the acceleration of charge-off of $3.5 billion, a substantial portion of which would otherwise have charged-off in future periods. Excluding the impact of the December 2009 Charge-off Policy Changes, the provision for credit losses was $385 million greater than net charge-offs in 2009 compared to provision in excess of charge-offs of $3.4 billion in 2008 reflecting a slowing in the rate of deterioration of credit quality, lower receivable levels and the impact of higher unemployment rates on losses not being as severe as previously anticipated. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Consumer Lending		Mortgage Services		Credit Cards
Year Ended December 31,	2009	2008	2009	2008	2009	2008

			(in millions)

Credit loss reserves at beginning of period	$3,392	$1,386	$3,726	$3,573	$2,258	$2,646
Provision for credit losses(1)	2,997	3,264	1,917	3,399	1,756	3,346
Charge-offs(2)	(3,371)	(1,237)	(3,296)	(3,082)	(2,397)	(3,161)
Recoveries	29	11	38	38	207	371
Reserves on receivables transferred to held for sale	-	(32)	-	(192)	-	(944)
Release of credit loss reserves related to loan sales	-	-	-	(10)	-	-

Credit loss reserves at end of period	$3,047	$3,392	$2,385	$3,726	$1,824	$2,258

(1)	Provision for credit losses for Consumer Lending and Mortgage Services real estate secured receivables in 2009 was reduced by $13 million and $179 million, respectively, related to the December 31, 2009 Charge-off Policy Changes

(2)	Charge-offs for Consumer Lending and Mortgage Services real estate secured receivables in 2009 includes $1.4 billion and $979 million, respectively, related to the December 2009 Charge-off Policy Changes.

Total operating expenses increased in 2009 and were negatively impacted by the following:

•	Restructuring charges totaling $151 million, primarily recorded during the first quarter of 2009, related to the decision to discontinue all new customer account originations for our Consumer Lending business and to

HSBC Finance Corporation

close the Consumer Lending branch offices. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision.

•	Goodwill impairment charges of $2.3 billion related to our Card and Retail Services and Insurance Services businesses. All of our goodwill has now been fully written off.

•	Impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items in 2009 as well as the goodwill and other intangible asset impairment charges recorded in 2008, total operating expenses decreased $1.2 billion, or 24 percent during 2009 due to lower salary expense, lower marketing expenses, lower branch related expenses due to the closure of the Consumer Lending branch offices, lower real estate owned expenses and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs.

Our efficiency ratio from continuing operations was 100.08 percent in 2009 compared to 35.89 percent in 2008 and 66.65 percent in 2007. Our efficiency ratio from continuing operations was significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting and the impact of goodwill and intangible asset impairment charges. Our efficiency ratio in 2009 was also significantly impacted by the implementation of changes to our charge-off policies in December 2009 as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated 230 basis points during 2009 largely due to lower net interest income and lower fee and enhancement services revenues as a result of the sale of the GM and UP Portfolios in January 2009, partially offset by increased revenues associated with the bulk gain and daily sales of receivables to HSBC Bank USA. Excluding the items discussed above from the periods presented, in 2008 our efficiency ratio increased 185 basis points as a result of lower net interest income and other revenues due to lower receivable levels and the deterioration in credit quality discussed above which contributed to net income and fee income decreasing more rapidly than the decrease in operating expenses.

Our return on average common shareholder’s equity (“ROE”) was (68.26) percent in 2009 compared to (20.82) percent in 2008 and (26.57) percent in 2007. Our return on average assets (“ROA”) was (6.99) percent in 2009 compared to (1.90) percent in 2008 and (2.67) percent in 2007. ROE and ROA were significantly impacted in 2009 and 2008 by the change in the fair value of debt for which we have elected fair value option accounting, the impact of goodwill and intangible asset impairment charges and in 2009 the December 2009 Charge-off Policy Changes as discussed above. Excluding these items, ROE decreased 76 basis points and ROA decreased 26 basis points as compared to 2008 as a result of lower average assets partially offset by a lower loss from continuing operations during 2009.

Our effective income tax rate for continuing operations was (26.0) percent in 2009, (29.8) percent in 2008 and (17.3) percent in 2007. The effective tax rate for continuing operations in 2009 was significantly impacted by the non-tax deductible impairment of goodwill, the relative level of pretax book loss, increase in the state and local income tax valuation allowance which is included in the state and local taxes, and a decrease in low income housing credits. The effective income tax rate for continuing operations in 2008 as compared to 2007 was significantly impacted by the higher non-deductible goodwill impairment recorded in 2007, increase in the state and local income tax valuation allowance which is included in the state and local taxes, as well as a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

2008 as compared to 2007 Loss from continuing operations in 2008 was significantly impacted by goodwill impairment charges of $329 million (after-tax) relating to our Card and Retail Services business, partially offset by the change in the fair value of debt and related derivatives for which we elected fair value option. Excluding the impact of these items, the net loss in 2008 increased due to significantly higher provisions for credit losses, lower of cost or fair value adjustments recorded for receivables transferred to held for sale in 2008, lower net interest income and lower other revenues, partially offset by lower operating expenses.

HSBC Finance Corporation

The increase in the provision for credit losses primarily reflected higher loss estimates in our Consumer Lending and Mortgage Services business as well as in our credit card receivable portfolio largely due to the following:

•	Higher overall levels of contractual delinquency, including higher early stage delinquency levels, in our real estate secured and credit card receivable portfolios, with delinquency in our real estate secured receivable portfolios increasing most significantly in the first lien portion of this portfolio;

•	Portfolio seasoning;

•	Lower real estate secured receivable prepayments;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets;

•	Lower recovery rates on credit card receivables;

•	Increased levels of personal bankruptcy filings; and

•	Higher delinquency levels in our credit card receivable portfolio, particularly in the geographic regions most impacted by the housing market downturn and rising unemployment rates.

Provision for credit losses in 2008 was also impacted by the transfer of real estate secured, auto finance and credit card receivables with an outstanding principal balance of $19.3 billion at the time of transfer and the related transfer of credit loss reserves of $1.4 billion to receivables held for sale. These receivables are carried at the lower of cost or fair value which resulted in a lower of cost or fair value adjustment of $974 million during 2008, of which $415 million was recorded as a component of provision for credit losses and $559 million was recorded as a component of other revenues. See Note 10, “Receivables Held for Sale” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale and the composition of these receivables. Excluding the lower of cost or fair value adjustment for the transfer of receivables held for sale, we recorded provision in excess of net charge-offs of $3.4 billion during 2008 compared to $4.2 billion during 2007. Consequently, our credit loss reserve levels increased significantly during 2008.

The decrease in net interest income in 2008 was due to lower average receivables, lower origination volumes and lower overall yields, partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality including growth in non-performing assets, lower amortization of net deferred fees due to lower loan prepayments and lower loan origination volumes as well as decreases in rates on variable rate products which reflected market rate movements. Decreases in the overall yield were partially offset by a shift in mix to higher yielding credit card and auto finance receivables resulting from attrition in the lower yielding real estate secured receivable portfolios. Our net interest margin decreased slightly to 6.35 percent in 2008 compared to 6.39 percent in 2007 as the lower overall yields on our receivable portfolio discussed above were largely offset by lower funding costs due to lower average interest rates for short-term borrowings which reflected actions taken by the Federal Reserve Bank which decreased Federal Fund Rates by 400 basis points in 2008.

Excluding the gain on fair value optioned debt and related derivatives as previously discussed, in 2008 other revenues decreased due to lower fee income, the lower of cost or fair value adjustment on receivables held for sale as discussed above, higher derivative expense, lower investment income due to higher other-than-temporary impairment charges and lower gain on receivable sales to HSBC Bank USA. These decreases in other revenues were partially offset by lower losses on Decision One receivables held for sale due to the closing of Decision One in the third quarter of 2007. Additionally, 2007 benefited from the $113 million gain recorded on the sale of our portfolio of MasterCard Class B shares. Fee income decreased due to changes in credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008 as well as higher charge-offs due to increased loan defaults and lower cash advance and interchange fees due to lower volumes. Derivative expense increased in 2008 due to changes in the interest rates in 2008 and higher unrealized losses on our non-qualifying derivatives. Lower gain on

HSBC Finance Corporation

receivable sales to HSBC affiliates primarily reflected lower premiums and origination volumes on private label receivable sales to HSBC Bank USA reflecting the deteriorating economic environment.

Excluding goodwill impairment charges recorded in 2008 and 2007 as well as the other intangible asset impairment charges recorded in 2007, total operating expense in 2008 decreased due to lower salary expense, lower marketing expenses, lower sales incentives and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs. Additionally, 2007 was also impacted by restructuring charges totaling $93 million, primarily related to the decisions in 2007 to discontinue correspondent channel acquisitions, cease Decision One operations, reduce our Consumer Lending branch network and close the Carmel, Indiana servicing facility.

Receivables Receivables decreased to $85.7 billion at December 31, 2009, a 21 percent decrease from December 31, 2008. The decrease is a result of our decision to reduce the size of our balance sheet and lower our risk profile as well as the impact of the December 2009 Charge-off Policy Changes discussed above which resulted in a reduction in outstanding receivables of $3.5 billion. Excluding the impact of the December 2009 Charge-Off Policy Changes, receivables decreased 18 percent since the prior year due to lower receivable originations in 2009 as a result of the decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business and the decision to discontinue auto loan originations in July 2008 as well as lower consumer spending levels in our credit card receivable portfolio and actions taken to mitigate risk. Decreases in credit card receivable balances were partially offset by the transfer in 2009 of receivables previously held for sale with a fair value of $1.1 billion to receivables held for investment as we now have the intent to hold these receivables for the foreseeable future. Decreases in real estate secured receivable balances at December 31, 2009 have been slowed by a decline in loan prepayments resulting from fewer refinancing opportunities for our customers due to the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale decreased to $536 million at December 31, 2009 compared to $16.7 billion at December 31, 2008 largely reflecting the sale of our GM and UP credit card portfolios and certain auto finance receivables to HSBC Bank USA in January 2009. Additionally, this decrease includes the transfer of $216 million and $1.1 billion of real estate secured and credit card receivables, respectively, from held for sale to receivables held for investment during 2009, as we now have the intent to hold these receivables for the foreseeable future. These decreases were partially offset by the transfer of $533 million of auto finance receivables to receivables held for sale during 2009 as we have entered into an agreement with SC USA to sell these receivables during the first quarter of 2010.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) increased to 14.27 percent at December 31, 2009 as compared 12.52 percent at December 31, 2008. The 2009 delinquency ratio was favorably impacted by the December 2009 Charge-off Policy Changes discussed above which resulted in an acceleration in charge-off of certain delinquent real estate secured and personal non-credit card receivables. Excluding the impact to delinquency associated with these charge-off policy changes which reduced two-months-and over contractual delinquency by $3.5 billion, our delinquency ratio increased 507 basis points since December 31, 2008 to 17.59 percent, driven by higher delinquency levels in our Consumer Lending real estate secured receivable portfolio and lower receivable levels for all products. Excluding the impact of the December 2009 Charge-off Policy Changes, higher overall dollars of delinquency were driven by our Consumer Lending real estate secured receivable portfolio, partially offset by lower dollars of delinquency in our Mortgage Services real estate secured, auto finance, credit card and personal non-credit card receivable portfolios. Dollars of delinquency in our real estate secured receivable portfolios were negatively impacted by portfolio seasoning, lower modification levels and continued weakness in the housing and mortgage industry. The negative impact of these items resulted in higher dollars of delinquency for our Consumer Lending real estate secured receivable portfolio while the impact of these items on our Mortgage Services portfolio was more than offset by the continued liquidation and seasoning of the portfolio during 2009. Lower dollars of delinquency in our credit card and personal non-credit card receivable portfolios reflect higher levels of personal bankruptcy filings and lower receivable levels. Additionally, we believe the decrease in dollars of delinquency in our credit card and personal non-credit card receivable portfolios is, in part, a result of the risk mitigation actions we

HSBC Finance Corporation

have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios. Lower delinquency levels for our personal non-credit card and auto finance receivable portfolios reflect the continued maturation of liquidating portfolios. Delinquency for all products was negatively impacted by the continued deterioration in the U.S. economy, including higher unemployment rates and portfolio seasoning. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Net charge-off of consumer receivables as a percentage of average consumer receivables (“net charge-off ratio”) increased to 13.38 percent for 2009 as compared to 7.73 percent for 2008. The net charge-off ratio for 2009 was significantly impacted by the December 2009 Charge-off Policy Changes which increased dollars of net charge-off by $3.5 billion in 2009. Excluding the impact of this charge-off policy change, our net charge-off ratio increased 212 basis points to 9.85 percent during 2009 due to lower average consumer receivables, partially offset by lower overall dollars of net charge-offs as receivable levels declined at a faster pace than dollars of net charge-offs. Excluding incremental charge-offs associated with policies change, with the exception of personal non-credit card receivables, all products reported lower dollars of charge-offs in 2009 as compared to the prior year. Lower dollars of real estate receivable net charge-offs were driven by our Mortgage Services business as the portfolio continues to liquidate including lower charge-off of second lien loans which generally have higher loss severities than first lien loans. The lower dollars of real estate secured receivable charge-offs in our Mortgage Services business were partially offset by higher dollars of real estate secured receivable net charge-offs in our Consumer Lending business as a result of the continued weakening in the housing market and higher loss severities. Excluding the impact of the policy changes, dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending businesses were impacted by the volume of receivable re-ages and modifications, as well as continuing delays in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. Lower dollars of charge-off in our credit card portfolio reflects lower receivable levels, partially offset by higher levels of personal bankruptcy filings and lower recovery rates on defaulted receivables. Additionally, dollars of net charge-offs for our credit card receivable portfolio were impacted by the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively. Higher levels of net charge-offs for personal non-credit card receivables (excluding the impact of the December 2009 Charge-off Policy Changes) reflects higher levels of bankruptcy filings as well as the impact of the higher delinquency levels in late 2008 that have migrated to charge-off during 2009. Overall dollars of charge-off in 2009 for all products were negatively impacted by the continued deterioration in the U.S. economy, including higher unemployment rates, portfolio seasoning, higher levels of personal bankruptcy filings and for our real estate secured receivables continued weakening in the housing and mortgage industry. See “Credit Quality- Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

Funding and Capital During 2009, HSBC Investments (North America) Inc. (“HINO”) made four capital contributions to us totaling $2.4 billion. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These transactions served to support ongoing operations and to maintain capital above the minimum levels we believe are prudent. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. Until we return to profitability, we will remain dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios.

During 2009, we retired $20.5 billion of term debt as it matured. Through planned balance sheet attrition, cash generated from operations, asset sales, capital contributions from HSBC, the issuance of cost effective retail debt and the acquisition of debt by HSBC institutional clients, we did not need to issue any underwritten institutional term debt in this turbulent funding environment.

The balance sheet and credit dynamics described above will have a significant impact on our liquidity and risk management processes. Lower cash flow resulting from declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. Required funding will be generated through a combination of capital

HSBC Finance Corporation

infusions from HSBC and receivable portfolio sales. In the event a portion of this gap was met through issuances of unsecured term debt to either retail or institutional investors, these issuances would better match the projected cash flows of the remaining real estate secured receivable portfolio and partly reduce reliance on direct HSBC funding support. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.

The tangible common equity to tangible assets ratio was 7.60 percent and 6.68 percent at December 31, 2009 and 2008, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. Effective September 30, 2009, we are required by our credit providing banks to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

On October 3, 2008, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”) with the stated purpose of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers. Pursuant to or in conjunction with the EESA, in 2008 and continuing into 2009 the U.S. Department of the Treasury and the federal banking and thrift regulatory agencies announced a series of initiatives intended to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. As of December 31, 2009, the only program under the EESA in which we participated is the Commercial Paper Funding Facility (“CPFF”) which provided a liquidity backstop to U.S. issuers of commercial paper. The program terminated on February 1, 2010. See “Liquidity and Capital Resources” in this MD&A for a further discussion of our participation in the CPFF. Given current market conditions, the elimination of this program will not have a material impact on our ability to continue to issue commercial paper.

Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011. While Basel II does not apply to us, as a subsidiary of HBSC North America we will be required to meet the risk-based capital requirements of Basel II as if we were subject to its provisions. Whether any increased capital will be required prior to the Basel II adoption date will be based on our prevailing risk profile.

Future Prospects Our operations are limited to our Card and Retail Services, Insurance Services and, at present, our Taxpayer Financial Services businesses. The receivables of our Consumer Lending, Mortgage Services and Auto Finance businesses will continue to run-off over several years.

Funding of our operations will continue to be dependent on balance sheet attrition, capital contributions from our parent and, to a lesser extent, access to the global capital markets. Numerous factors, both internal and external, may impact our access to, and the costs associated with, these markets. These factors may include the success of our efforts to restructure the risk profile of our operations, our debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.

In 2008 and continuing into the early part of 2009, financial markets continued to be extremely volatile. New issue term debt markets were extremely challenging with issues attracting higher rates of interest than had historically been experienced and credit spreads for all issuers continuing to trade at historically wide levels. While the on-going financial market disruptions continued to impact credit spreads and liquidity, we have seen significant improvements in liquidity beginning in the second quarter of 2009 which continued through the end of the year. Credit spreads have narrowed due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets As a result, capital markets have stabilized permitting unsecured term debt issuances and selected asset backed securities issuances.

Our results are also impacted by general economic conditions, primarily unemployment, weakness in the housing market and property valuations and interest rates which are largely out of our control. Because we have historically lent to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, our customers are generally more susceptible to economic slowdowns than other consumers. When unemployment increases or changes in the rate of home value appreciation or depreciation occur, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates

HSBC Finance Corporation

generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2009, the interest rates that we paid on our short-term debt decreased. We also experienced lower yields on our receivables in 2009 as a result of increased levels of loan modifications, deterioration in credit quality including lower levels of performing receivables, and decreases in rates on variable rate products which reflected market rate movements. The primary risks to our performance in 2010 are largely dependent upon macro-economic conditions which include a weak housing market, high unemployment rates, the nature and timing of any economic recovery, the performance of modified loans, reduced consumer spending and consumer confidence, all of which could impact loan volume, delinquencies, charge-offs, net interest income and ultimately our results of operations.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible common equity to tangible assets is a non-U.S. GAAP financial measures that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy. This ratio excludes the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains (losses) on investments and interest-only strip receivables as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Net loss – U.S. GAAP basis	$(7,450)	$(2,783)	$(4,906)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	2	1	3
Intangible assets	43	58	102
Loan origination	76	65	6
Loan impairment	195	42	(6)
Loans held for resale	(98)	173	(24)
Interest recognition	3	(15)	52
Other-than-temporary impairments on available-for-sale securities	2	(9)	-
Securities	(63)	(64)	-
Changes in present value of in-force long term insurance contracts	54	-	-
Loss on sale of U.K. and Canadian businesses to affiliates	-	(598)	-
Goodwill and other intangible asset impairment charges	(615)	(509)	(1,616)
Other	(35)	66	240

Net loss – IFRSs basis	(7,886)	(3,573)	(6,149)
Tax benefit – IFRSs basis	2,443	977	557

Loss before tax – IFRSs basis	$(10,329)	$(4,550)	$(6,706)

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

Loan impairment provisioning – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the incorporation of the time value of money relating to recovery estimates. Also under IFRSs, future recoveries on charged-off loans are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted

HSBC Finance Corporation

against the recovery asset under IFRSs. As a result, the impact of the December 2009 charge-off policy changes was lower on an IFRSs basis as a portion of the impact under IFRSs was offset by the establishment of the recovery asset. Interest is recorded based on collectibility under IFRSs.

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

Certain receivables that were previously classified as held for sale under U.S. GAAP have now been transferred to held for investment as we now intend to hold for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of cost or fair value (“LOCOM”) adjustments while held for sale and have been transferred to held for investment at LOCOM. Under IFRSs, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges are now being recorded under IFRSs which were essentially included as a component of the lower of cost or fair value adjustments under U.S. GAAP.

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

HSBC Finance Corporation

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

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are also summarized in Note 24, “Business Segments,” in the accompanying consolidated financial statements.

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

The significant accounting policies used in the preparation of our financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience, observable market data, inputs derived from or corroborated by observable market data by correlation or other means, and on various other assumptions including those based on unobservable inputs that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. In addition, to the extent we use certain modeling techniques to assist us in measuring the fair value of a particular asset or liability, we strive to use such techniques which are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.

We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed these critical accounting policies with the Audit Committee of our Board of Directors, including the underlying estimates and assumptions, and the Audit Committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable incurred losses of principal, interest and fees, including late, over-limit and annual fees, in the existing portfolio. Loss reserves are set at each business unit in consultation with the Finance and Risk Strategy Departments. Loss reserve estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period when they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

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

Because our loss reserve estimates involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions, which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, the ability of customers to refinance their adjustable rate mortgages, the performance of modified loans, unemployment levels, delinquency rates and the flow of loans through the various stages of delinquency, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $1.0 billion in our credit loss reserves for receivables at December 31,

HSBC Finance Corporation

2009. The reserve for credit losses is a critical accounting estimate for both our Consumer and Card and Retail Services segments.

We maintain credit loss reserves to cover probable inherent losses of principal, accrued interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately be charged-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rates statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing loss reserves on consumer receivables include recent growth, product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products and for certain products their vintages, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves as a percentage of nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-over contractual delinquency, and number of months charge-off coverage in developing our loss reserve estimate. In addition to the above procedures for the establishment of our credit loss reserves, our Risk Strategy and Finance Departments independently assess and approve the adequacy of our loss reserve levels.

For more information about our charge-off and customer account management policies and practices, see “Credit Quality – Delinquency and Charge-off Policies and Practices,” “Credit Quality – Changes to Real Estate Secured and Personal Non-Credit Card Receivable Charge-off Policies” and “Credit Quality – Customer Account Management Policies and Practices.”

Goodwill and Intangible Assets Goodwill and intangible assets with indefinite lives are not subject to amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets and goodwill recorded on our balance sheet are reviewed annually on July 1 for impairment using discounted cash flows, but impairment may also be reviewed at other interim dates if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties.

The impairment testing of our goodwill and intangibles has historically been a critical accounting estimate due to the level of goodwill and intangible assets recorded and the significant judgment required in the use of discounted

HSBC Finance Corporation

cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants, which involves management judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimates could change. When management’s judgment is that the anticipated cash flows have decreased and/or the risk adjusted cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge may be recorded and net income will be negatively impacted.

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

We performed an interim goodwill impairment test of our Card and Retail Services business during both the first and second quarter of 2009 as a result of the continuing deterioration of the economic conditions in the United States. In the interim goodwill impairment test performed during the first quarter of 2009, a review of cost of capital requirements resulted in the use of a higher discount rate in our discounted cash flow model which, when combined with the changes in fair value of certain reporting unit assets and liabilities, resulted in a partial impairment of the goodwill allocated to our Card and Retail Services reporting unit. As a result, during the first quarter of 2009, we recorded an impairment charge of $393 million relating to this business. For the interim impairment test during the second quarter of 2009, the continued deterioration in economic and credit conditions, including rising unemployment rates, as well as the consideration of various legislative and regulatory actions (e.g., CARD Act), resulted in a significant reduction in our estimated future cash flows. When combined with the changes in fair value of certain reporting unit assets and liabilities, these changes have resulted in the impairment of all of the remaining goodwill allocated to our Card and Retail Services reporting unit. As a result, during the second quarter of 2009, we recorded an additional impairment charge of $1,641 million.

During the first quarter of 2009 we also performed an interim goodwill impairment test of our Insurance Services business. The discontinuance of Consumer Lending new customer account originations resulted in a substantial decrease in projected credit insurance policies sold which significantly impacted our cash flow forecasts for the Insurance Services reporting unit. Therefore, during the first quarter of 2009 we recorded an impairment charge of $260 million which represented all of the goodwill allocated to our Insurance Services business.

At December 30, 2009 all of our previously recorded goodwill has been fully written-off.

Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. As a result of the decision to discontinue all new customer account originations for all receivable products in our Consumer Lending business in late February 2009, during the first quarter of 2009 we performed an interim impairment test for our technology, customer list and loan related relationship intangible assets. As a result of these tests, we concluded that the carrying value of the technology, customer list and loan related relationship intangible assets exceeded their fair value and we recorded an impairment charge of $14 million to reduce these assets to their current fair value. For all other intangible assets, at July 1, 2009, the estimated fair value of each intangible asset exceeded its carrying value and, as such, none of our other intangible assets were impaired.

Valuation of Financial Instruments A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations.

HSBC Finance Corporation

Derivative Financial Assets and Liabilities and Derivative Related Income – We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes where a master netting arrangement with the counterparty exists that provides for the net settlement of all contracts through a single payment in a single currency in the event of default or termination on any one contract. We believe the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of observable market value quotes for identical or similar assets or liabilities in active and inactive markets. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows and utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates, where available. Where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows and credit spreads. These estimates are susceptible to significant changes in future periods as market conditions evolve.

We may adjust certain fair value estimates determined using valuation models to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, are generally required to reflect factors such as market liquidity and counterparty credit risk. Assessing the appropriate level of liquidity adjustment requires management judgment and is often affected by the product type, transaction-specific terms and the level of liquidity for the product in the market. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk mitigants including, but not limited to, master netting and collateral arrangements. We also consider the effect of our own non-performance credit risk on fair values. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

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

HSBC Finance Corporation

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives which do not qualify as effective hedges would have reduced revenue by approximately $150 million at December 31, 2009.

For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 17, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.

Other significant assets and liabilities recorded at fair value include the following:

Receivables Held for Sale – Receivables held for sale are carried at the lower of amortized cost or fair value. Accordingly, fair value for such receivables must be estimated to determine any required write down to fair value when the amortized cost of the receivables exceeds their current fair value. Where available, quoted market prices are used to estimate the fair value of these receivables. Where market quotes are not available, fair value is estimated using observable market prices of similar instruments, including bonds, credit derivatives, and receivables with similar characteristics. Where quoted market prices and observable market parameters are not available, the fair value of receivables held for sale is based on contractual cash flows adjusted for management’s estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Management attempts to corroborate its estimates of prepayments, defaults, and recoveries using observable data by correlation or other means. Continued lack of liquidity in credit markets has resulted in a significant decrease in the availability of observable market data, which has in turn resulted in an increased level of management judgment required to estimate fair value for receivables held for sale. In certain cases, an independent third party is utilized to substantiate management’s estimate of fair value.

Long-Term Debt Carried at Fair Value – Effective January 1, 2007, we elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. We believe the valuation of this debt is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets are not active, the prices are not current, or such price quotations vary substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value could have resulted in a change to our reported mark-to-market of approximately $2.7 billion at December 31, 2009.

Debt Securities – Debt securities, which include mortgage-backed securities and other asset-backed securities, are measured at fair value based on a third party valuation source using quoted market prices and if not available, based on observable quotes for similar securities or other valuation techniques (e.g., matrix pricing). Otherwise, for non-callable corporate securities, a credit spread scale is created for each issuer and these spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. The fair value measurements for mortgage-backed securities and other asset-backed securities are primarily obtained from independent pricing sources taking into account differences in the characteristics and the performance of the underlying collateral, such as prepayments and defaults. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing sources.

We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in

HSBC Finance Corporation

common shareholder’s equity recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the methodologies used to determine fair value for individual financial assets and liabilities carried at fair value see “Fair Value” in this MD&A.

Deferred Tax Assets We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $4.3 billion and $5.1 billion as of December 31, 2009 and 2008, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

Since recent market conditions have created significant downward pressure on our near-term pretax book income, our analysis of the realizability of deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued liquidity and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America’s consolidated Federal income tax return and in various combined state tax returns. As we have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities, we look at HSBC North America and its affiliates, together with the tax planning strategies identified, in reaching conclusions on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would be required to record a valuation allowance against our deferred tax assets.

The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be established or adjusted, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 can be found in Note 18, “Income Taxes” of this Form 10-K.

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

Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether its is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings

HSBC Finance Corporation

may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

Receivables Review

The table below summarizes receivables at December 31, 2009 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)(2)	$59,535	$(12,131)	(16.9)%	$(24,846)	(29.4)%
Auto finance(4)	3,961	(3,660)	(48.0)	(8,938)	(69.3)
Credit card(3)	11,626	(1,605)	(12.1)	(18,465)	(61.4)
Private label(5)	-	(65)	(100.0)	(147)	(100.0)
Personal non-credit card	10,486	(5,082)	(32.6)	(7,559)	(41.9)
Commercial and other	50	(43)	(46.2)	(94)	(65.3)

Total receivables	$85,658	$(22,586)	(20.9)%	$(60,049)	(41.2)%

Receivables held for sale:
Real estate secured(2)	$3	$(320)	(99.1)%	$(77)	(96.3)%
Auto finance(4)	533	(2,253)	(80.9)	533	100.0
Credit card(3)	-	(13,571)	(100.0)	-	-

Total receivables held for sale	$536	$(16,144)	(96.8)%	$456	100 +%

Total receivables and receivables held for sale:
Real estate secured	$59,538	$(12,451)	(17.3)%	$(24,923)	(29.5)%
Auto finance	4,494	(5,913)	(56.8)	(8,405)	(65.2)
Credit card	11,626	(15,176)	(56.6)	(18,465)	(61.4)
Private label	-	(65)	(100.0)	(147)	(100.0)
Personal non-credit card	10,486	(5,082)	(32.6)	(7,559)	(41.9)
Commercial and other	50	(43)	(46.2)	(94)	(65.3)

Total receivables and receivables held for sale	$86,194	$(38,730)	(31.0)%	$(59,593)	(40.9)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$19,941	$(5,513)	(21.7)%	$(13,894)	(41.1)%
Consumer Lending	39,586	(6,616)	(14.3)	(10,947)	(21.7)
All other	8	(2)	(20.0)	(5)	(38.5)

Total real estate secured	$59,535	$(12,131)	(16.9)%	$(24,846)	(29.4)%

(2)	During 2009, $216 million of Consumer Lending real estate secured receivables held for sale were reclassified to held for investment.

HSBC Finance Corporation

(3)	During 2009, $12.4 billion of credit card receivables held for sale were sold to HSBC Bank USA in January 2009 and $1.1 billion of credit card receivables held for sale were reclassified to held for investment.

(4)	During 2009, $3.0 billion of auto finance receivables held for sale were sold to HSBC Bank USA in January 2009 and auto finance receivables with a fair value of $533 million were transferred to receivables held for sale.

(5)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $12 million, $51 million and $139 million at December 31, 2009, 2008 and 2007, respectively. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Real estate secured receivables Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien(1)	$51,777	$(9,473)	(15.5)%	$(18,588)	(26.4)%
Second lien(1)	5,865	(2,015)	(25.6)	(4,731)	(44.6)
Revolving:
First lien(1)	211	(28)	(11.7)	(222)	(51.3)
Second lien(1)	1,682	(615)	(26.8)	(1,305)	(43.7)

Total real estate secured(2)	$59,535	$(12,131)	(16.9)%	$(24,846)	(29.4)%

(1)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

(2)	Excludes receivables held for sale. Real estate secured receivables held for sale included $3 million, $323 million and $80 million primarily of closed-end, first lien receivables at December 31, 2009, 2008 and 2007, respectively. During 2009, $216 million of Consumer Lending real estate secured receivables held for sale were reclassified to held for investment.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher credit losses for us. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of December 31, 2009 and 2008.

	Refreshed LTVs(1)(2)				Refreshed LTVs(1)(2)
	at December 31, 2009				at December 31, 2008

	Consumer Lending(3)		Mortgage Services		Consumer Lending(3)		Mortgage Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	35%	18%	30%	8%	33%	19%	25%	9%
80%≤LTV<90%	18	12	18	12	19	15	19	13
90%≤LTV<100%	19	22	23	20	22	26	29	23
LTV≥100%	28	48	29	60	26	40	27	55
Average LTV for portfolio	88	100	91	109	88	97	92	106

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date. Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The

HSBC Finance Corporation

estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the 2009 information in the table above reflects current estimated property values using HPIs as of September 30, 2009. For 2008, the information in the table above reflects estimated property values using HPIs as of December 31, 2008.

(3)	Excludes the Consumer Lending receivable portfolios serviced by HSBC Bank USA which had a total outstanding principal balance of $1.5 billion and $2.0 billion at December 31, 2009 and 2008, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	As of December 31,
	2009				2008				2007
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

					(in millions)

Fixed rate(3)	$11,962	(1)	$37,717	(2)	$14,340	(1)	$43,882	(2)	$18,308	(1)	$47,554	(2)
Adjustable rate(3)	7,979		1,869		11,114		2,320		15,527		2,979

Total	$19,941		$39,586		$25,454		$46,202		$33,835		$50,533

First lien	$16,979		$35,014		$21,198		$40,297		$27,168		$43,636
Second lien	2,962		4,572		4,256		5,905		6,667		6,897

Total	$19,941		$39,586		$25,454		$46,202		$33,835		$50,533

Adjustable rate(3)	$6,895		$1,869		$9,319		$2,320		$11,904		$2,979
Interest only(3)	1,084		-		1,795		-		3,623		-

Total adjustable rate(3)	$7,979		$1,869		$11,114		$2,320		$15,527		$2,979

Total stated income	$3,677		$-		$5,237		$-		$7,943		$-

(1)	Includes fixed rate interest-only receivables of $283 million, $337 million and $411 million at December 31, 2009, 2008 and 2007, respectively.

(2)	Includes fixed rate interest-only receivables of $36 million, $44 million and $48 million at December 31, 2009, 2008 and 2007, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications which may have occurred.

Real estate secured receivables were impacted by the December 2009 Charge-off Policy Changes which contributed $2.4 billion to the overall reduction in outstanding real estate secured receivables in 2009. Lower receivable balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured receivable levels in our Consumer Lending business resulted from the actions taken since mid-2007 to reduce risk going forward as well as the decision in late February 2009 to discontinue new customer account originations for all loan products in our Consumer Lending operations. The balance of our real estate secured receivable portfolio will continue to decline going forward as the receivable balances liquidate. The decreases in real estate secured receivables were slowed in both our Mortgage Services and Consumer Lending businesses due to a decline in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. The decreases in real estate secured receivables reflect reductions of $1.0 billion and $1.4 billion for Mortgage Services and Consumer Lending real estate secured receivables, respectively, related to the aforementioned changes in charge-off policies. These decreases were partially offset by the reclassification of $216 million of real estate secured receivables previously held for sale to held for investment during 2009 as we currently have the intent to hold these receivables for the foreseeable future.

HSBC Finance Corporation

Auto finance receivables Auto finance receivables continued to decrease as a result of our decision to discontinue auto loan originations in July 2008. Additionally, during 2009, we transferred auto finance receivables with a fair value at the date of transfer of $533 million to receivables held for sale because we no longer had the intent to hold them for the foreseeable future. These receivables (plus an additional $400 million that we will purchase from HSBC Bank USA prior to the completion of this transaction) are expected to be sold to SC USA during the first quarter of 2010. The balance of the auto finance portfolio will continue to decline going forward as the receivable balances liquidate.

Credit card receivables Credit card receivables decreased due to lower consumer spending as well as numerous actions taken to manage risk beginning in the fourth quarter of 2007 and continuing through 2009, including tightening initial credit lines and sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures. While we continued limited direct marketing mailings and new customer account originations in portions of our portfolio to maintain the value and functionality of our receivable origination platform as well as to collect marketplace knowledge, in 2008 we also identified certain segments of our credit card portfolio which have been the most impacted by the current housing and economic conditions and have stopped all new account originations in these market segments. These actions have resulted in an on-going decline in our credit card receivable portfolio. These decreases were partially offset by the transfer of $1,078 million of credit card receivables previously held for sale to receivables held for investment during 2009. Based on recent performance trends, in the second half of 2009 we resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio which will likely result in lower run-off of credit card receivables in 2010.

Private label receivables On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $12 million as of December 31, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Personal non-credit card	$8,096	$(4,398)	(35.2)%	$(6,058)	(42.8)%
Personal homeowner loans (“PHLs”)	2,390	(684)	(22.3)	(1,501)	(38.6)

Total personal non-credit card receivables	$10,486	$(5,082)	(32.6)%	$(7,559)	(41.9)%

Personal non-credit card receivables were impacted by the December 2009 Charge-off Policy Changes which contributed $1.1 billion to the overall reduction in outstanding personal non-credit card receivables in 2009. Personal non-credit card receivables continued to decrease in 2009 as a result of the actions taken throughout 2008 to reduce risk as well as the decision in late February 2009 to cease new customer account originations for all products in our Consumer Lending business.

PHLs typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrote, priced and service like unsecured loans. The average PHL principal balance in our portfolio at December 31, 2009 is approximately $19,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we did not consider the collateral as a source for repayment in our underwriting or in the establishment of credit loss reserves.

Receivables Held for Sale The decrease in receivables held for sale largely reflects the sale of our GM and UP Portfolios and certain auto finance receivables which were classified as held for sale at December 31, 2008 as well as the transfer of $1,078 million and $216 million of credit card and real estate secured receivables, respectively, from receivables held for sale to receivables held for investment at fair value. These decreases were partially offset

HSBC Finance Corporation

by auto finance receivables with a fair value at the date of transfer of $533 million which were transferred to receivables held for sale during 2009 as we no longer have the intent to hold these receivables for the foreseeable future.

We currently have no intent to execute bulk sales of our run-off receivables portfolio beyond the auto finance receivables that we have classified as held for sale. Market pricing continues to value the cash flows associated with these receivables in the currently distressed market environment at amounts which are significantly lower than what we believe will ultimately be realized and we do not expect a return of pricing that would typically be seen under more normal marketplace conditions for the foreseeable future. Therefore, we have decided to hold these run-off receivables for investment purposes. However, should market pricing improve in the future, our intent may change, which could result in the reclassification of a significant portion of the run-off receivables into receivables held for sale.

Distribution and Sales As discussed above, our current product offering primarily consists of credit card and private label receivables. Credit card receivables are generated primarily through direct mail, telemarketing, Internet applications, promotional activity associated with our co-branding and affinity relationships, mass media advertisements and merchant relationships. A portion of our new credit card receivables are sold on a daily basis to HSBC Bank USA and do not remain on our balance sheet. Private label receivables are generated through point of sale, merchant promotions, application displays, Internet applications, direct mail and telemarketing. All new private label originations are sold on a daily basis to HSBC Bank USA and do not remain on our balance sheet.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available-for-sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

		Three Months Ended
	Full Year	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009	2009

Number of REO properties at end of period	6,060	6,060	6,266	7,105	8,643
Number of properties added to REO inventory in the period	14,476	3,422	3,448	3,463	4,143
Average loss on sale of REO properties(1)	11.6%	5.4%	8.4%	13.0%	16.9%
Average total loss on foreclosed properties(2)	51.6%	49.8%	51.6%	52.4%	52.0%
Average time to sell REO properties (in days)	193	172	184	194	201

(1)	The average loss on sale of REO properties is calculated based on cash proceeds, after deducting selling costs, minus the unpaid loan principal balance after the initial write downs as well as any other ancillary amounts owed (e.g., real estate tax advances). This amount is divided by the unpaid loan principal balance plus any other ancillary amounts.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property and the cumulative write-downs recognized on the loans up to and upon classification as “Real Estate Owned.” This average total loss on foreclosed properties is expressed as a percentage of the unpaid loan principal balance prior to writedown plus any other ancillary amounts owed (e.g., real estate tax advances).

The number of REO properties at December 31, 2009 decreased as compared to December 31, 2008 due to continuing delays in processing foreclosures as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. We anticipate the number of REO properties will increase in future periods if the backlogs in foreclosure proceedings are reduced. The average loss on sale of REO properties declined during 2009 as the stabilization of home prices during the second half of 2009 has resulted in less deterioration in value between the time we take title to the property and when the property is ultimately sold. The average total loss on foreclosed properties declined in the second half of 2009 as a result of some stabilization of home prices during this period in certain markets. Delays in foreclosure proceedings do not

HSBC Finance Corporation

delay loss recognition as such losses are reflected as part of the allowance for credit losses prior to the write down to net realizable value.

Results of Operations

Net interest income The following table summarizes net interest income:

Year Ended December 31,	2009	(1)	2008	(1)	2007	(1)

	(dollars are in millions)

Finance and other interest income	$9,631	9.13%	$15,124	10.85%	$17,506	11.42%
Interest expense	4,132	3.92	6,274	4.50	7,711	5.03

Net interest income	$5,499	5.21%	$8,850	6.35%	$9,795	6.39%

(1)	% Columns: comparison to average interest-earning assets.

Net interest income during 2009 includes the impact of the December 2009 Charge-off Policy Changes and the impact of the adoption of a more bank-like income recognition policy in the fourth quarter of 2009 relating to unrecorded interest on re-aged real estate secured receivables and PHLs which reduced net interest income by $351 million and $190 million, respectively, as discussed in “Executive Overview – 2009 Events,” in this MD&A. Excluding the impact of these items, net interest income remained lower in 2009 due to lower average receivables reflecting lower origination volumes due to our risk mitigation efforts, including our decisions to stop all new account originations in our Auto Finance, Mortgage Services and Consumer Lending businesses, as well as lower consumer spending levels. The decrease in net interest income also reflects lower levels of performing receivables and lower overall yields on our receivable portfolio, partially offset by lower interest expense. Overall receivable yields were negatively impacted by a shift in mix to higher levels of real estate secured receivables as a result of the sale of $12.4 billion and $3.0 billion of credit card and auto finance receivables, respectively, in January 2009 as credit card and auto finance receivables generally have higher yields than real estate secured receivables.

Our real estate secured and personal non-credit card receivable portfolios reported lower yields during 2009, while our credit card receivable portfolio reported higher yields. Lower yields in our real estate secured and personal non-credit card receivable portfolios reflect high volumes of loan modifications, the impact of deterioration in credit quality, including the impact of lower levels of performing receivables, lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes. The higher yields on our credit card receivable portfolio during 2009 were due to a significant shift in mix to higher levels of non-prime receivables which carry higher rates as a result of the sale of GM and UP Portfolios. The higher credit card yields also reflect the impact of interest rate floors in portions of our credit card receivable portfolio which have now been removed, partially offset by decreases in rates on variable rate products which reflect market rate movements. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect decreasing rates on overnight investments. The lower interest expense was due to lower average rates for floating rate borrowings on lower average borrowings. The lower average rates for floating rate borrowings reflect actions taken by the Federal Reserve Bank resulting in daily average Federal Fund Rates being 184 basis points lower during 2009 as compared to 2008.

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

HSBC Finance Corporation

for floating rate borrowings reflect actions taken by the Federal Reserve Bank which decreased short-term interest rates by 400 basis points during 2008.

Net interest margin was 5.21 percent in 2009, 6.35 percent in 2008 and 6.39 percent in 2007. Net interest margin was negatively impacted by the December 2009 Charge-off Policy Change as well as the adoption of more bank-like income recognition policies related to unrecorded interest on re-aged receivables as previously discussed. Excluding these items, net interest margin remained lower in 2009 due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs. Net interest margin decreased slightly in 2008 as the lower overall yields on our receivable portfolio as discussed above, were largely offset by lower funding costs. The following table shows the impact of these items on net interest margin:

	2009	2008

Net interest margin – December 31, 2008 and 2007, respectively	6.35%	6.39%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	.32	.10
Receivable mix	(.44)	.15
Impact of non-performing assets	(.46)	(.56)
Impact of loan modifications	(.46)	(.20)
Impact of the December 2009 Charge-off Policy Changes	(.35)	-
Policy change for unrecorded interest	(.19)	-
Non-insurance investment income	(.23)	(.07)
Cost of funds	.67	.53
Other	-	.01

Net interest margin – December 31, 2009 and 2008, respectively	5.21%	6.35%

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

Provision for credit losses The provision for credit losses includes current period net credit losses and an amount which we believe is sufficient to maintain reserves for losses of principal, accrued interest and fees, including late, overlimit and annual fees, at a level that reflects estimated inherent losses in the portfolio. The provision for credit losses may vary from year to year depending on a variety of factors including product mix and the credit quality of the loans in our portfolio including historical delinquency roll rates, portfolio seasoning, customer account management policies and practices, risk management/collection policies and practices related to our loan products, economic conditions such as national and local trends in housing markets and interest rates, changes in laws and regulations.

HSBC Finance Corporation

The following table summarizes provision for credit losses:

Year Ended December 31,	2009	2008	2007

	(in millions)

Provision for credit losses:
Mortgage Services	1,916	3,399	3,051
Credit card	1,756	3,346	2,850
Auto finance	381	968	514
Consumer Lending	6,013	5,717	4,053
Other	(1)	–	2

	$10,065	$13,430	$10,470

Our provision for credit losses declined significantly in 2009 as a result of a lower provision for credit losses in our Mortgage Services real estate secured, credit card and auto finance receivable portfolios, partially offset by a higher provision for credit losses in our Consumer Lending business as discussed in further detail below. The provision for credit losses in 2009 reflects an incremental provision of $1 million as a result of the December 2009 Charge-off Policy Changes.

•	The provision for credit losses in our Mortgage Services business decreased $1.5 billion in 2009 as the portfolio continues to liquidate, resulting in lower charge-off levels. While loss severities increased as compared to the prior year, a higher percentage of charge-offs were on first lien loans which generally have lower loss severities than second lien loans. The lower provision for credit losses also reflects a reduction to provision of $179 million as a result of the December 2009 Charge-off Policy Changes discussed above which includes the reserve impact of this policy change relating to accrued interest. Accrued interest written off as part of this policy charge is reflected as a reduction to finance and other interest income, while the release of loss reserves associated with principal and accrued interest is reflected in provision. These decreases were partially offset by increased levels of troubled debt restructures including higher reserve requirements associated with these receivables.

•	Provision for credit losses in our credit card receivable portfolio decreased significantly in 2009 due to lower receivable levels primarily due to the impact of the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively, as well as $2.0 billion of non-prime credit card receivables to receivables held for sale in June 2008. Excluding the impact of these transferred receivables from the prior year periods as applicable, our provision for credit losses for our non-prime credit card portfolio remained significantly lower due to lower non-prime receivable levels as a result of lower consumer spending levels and actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk. In addition, an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. These lower credit loss estimates have been partially offset by lower recovery rates on defaulted receivables.

•	Provision for credit losses in our auto finance receivable portfolio decreased as a result of lower receivable levels reflecting the discontinuation of auto finance originations and the transfer of $3.0 billion of non-delinquent auto finance receivables to held for sale in September 2008. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles. The provision for credit losses was also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 for auto finance receivables which increased the provision for credit losses by $36 million.

•	The provision for credit losses in our Consumer Lending business in 2009 increased $296 million in 2009 reflecting higher provisions for credit losses for personal non-credit card receivables and to a lesser extent for first lien real estate secured receivables, partially offset by lower provisions for second lien real estate secured receivables. The lower provision for credit losses for real

HSBC Finance Corporation

estate secured receivables reflects a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize. Also contributing to the decrease was a reduction to provision for real estate secured receivables of $13 million as a result of the December 2009 Charge-off Policy Changes discussed above which includes the reserve impact of this policy change to accrued interest. Accrued interest written off as part of this policy change is reflected as a reduction of finance and other interest income while the release of loss reserves associated with principal and accrued interest is reflected in provision. These decreases were partially offset by lower receivable prepayments, portfolio seasoning, higher loss severities relative to 2008 due to deterioration in real estate values in some markets and increased levels of troubled debt restructures including higher reserve requirements associated with these receivables. Excluding the impact of the December 2009 Charge-off Policy Changes discussed above, which increased our provision for credit losses on personal non-credit card receivables by $193 million, our provision for credit losses in Consumer Lending’s personal non-credit card portfolio remained higher in 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower receivable levels. The impact of the December 2009 Charge-off Policy Changes on personal non-credit card receivables includes the reserve impact of this policy change to accrued interest as discussed above and also reflects, unlike real estate secured receivables which are written down to net realizable value, charge-off of the total receivable balance which ignores future recoveries while the corresponding release of credit loss reserves considers future recoveries.

The provision for credit losses for all products in 2009 was negatively impacted by rising unemployment rates in an increasing number of markets, continued deterioration in the U.S. economy and housing markets, higher levels of personal bankruptcy filings and portfolio seasoning.

Net charge-off dollars totaled $13.2 billion during 2009, including incremental charge-offs of $3.5 billion related to the December 2009 Charge-off Policy Changes as previously discussed, compared to $10.0 billion in 2008. Excluding these incremental charge-offs, dollars of net charge-offs decreased to $9.7 billion due to the impact of lower receivable levels, a shift in charge-off mix in real estate secured receivables to higher levels of first lien loans which generally have lower loss severities than second lien loans and local government delays in processing foreclosures, which were partially offset by the continued deterioration in the U.S. economy and housing markets, rising unemployment rates, higher levels of personal bankruptcy filings and portfolio seasoning. Excluding the impact associated with the December 2009 Charge-off Policy Changes, we continued to experience delays in processing foreclosures as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process resulting in higher levels of late stage delinquency. The impact of these delays on charge-off trends has been minimized as a result of the aforementioned charge-off policy changes. See “Credit Quality” for further discussion of our net charge-offs.

For further discussion of the changes to our charge-off policies implemented in December 2009, see “Executive Overview” and “Credit Quality” in this MD&A as well as Note 8, “Changes in Charge-off Policies,” in the accompanying consolidated financial statements.

We anticipate delinquency and charge-off levels will remain under pressure during 2010 as the U.S. economic environment continues to adversely impact our businesses. However, the magnitude of these negative trends will largely be dependent on the timing and nature of any recovery from the current U.S. economic downturn, including unemployment rates and a substantial recovery in the housing markets, which to some extent will be offset by the impact of actions we have already taken to reduce risk in these portfolios.

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

HSBC Finance Corporation

in the second half of 2007. Charge-off and delinquency continued to increase, including higher roll rates due to the marketplace deterioration as previously discussed. Lower receivable prepayments, portfolio seasoning and higher loss severities due to continued deterioration in real estate values also resulted in a higher real estate secured credit loss provision, as did rising unemployment rates in an increasing number of markets and continued deterioration in the U.S. economy. The magnitude of the higher delinquency trends increased significantly in the second half of 2008, particularly in the first-lien portions of Consumer Lending’s 2006 and 2007 real estate secured receivable originations and to a lesser extent the real estate secured originations in the first half of 2008 due to the current economic conditions which resulted in higher early stage delinquency levels. As a result, dollars of two-months-and-over contractual delinquency in our Consumer Lending real estate secured receivable portfolio at December 31, 2008 were $5.6 billion, an increase of 166 percent, compared to $2.1 billion at December 31, 2007. Credit loss estimates for Consumer Lending’s personal non-credit card portfolio increased slightly in 2008 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, increased levels of personal bankruptcy filings and continued deterioration in the U.S. economy.

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

The provision for credit losses was also higher in 2008 as a result of the transfer of real estate secured, auto finance and credit card receivables to receivables held for sale. Upon transfer, these receivables are carried at the lower of cost or fair value which resulted in a cumulative lower of cost or fair value adjustment of $974 million in 2008. Of this amount, $415 million was recorded as a component of provision for credit losses. See Note 10, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for these receivables held for sale.

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

HSBC Finance Corporation

In 2009, we decreased our credit loss reserves as the provision for credit losses was $3.1 million less than net charge-offs primarily as a result of the December 2009 Charge-off Policies Changes discussed above. Excluding the impact of the December 2009 Charge-off Policies Changes, the provision for credit losses was $385 million in excess of net charge-offs. The modest increase in 2009 compared to the prior year was driven by increased levels of troubled debt restructures and the higher reserve requirements associated with these receivables as well as higher dollars of delinquency driven by our Consumer Lending real estate secured receivables. These increases were partially offset by lower receivable levels for all products due to lower origination volumes as a result of changes in our product offerings and actions taken to slow credit card receivable growth, lower consumer spending levels, an improved outlook for future loss estimates on credit card receivables as the impact of higher unemployment rates has not been as severe as previously anticipated as well as an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as current trends in delinquencies and charge-offs in these vintages have begun to stabilize. In 2008 we increased our credit loss reserves as the provision for credit losses (excluding additional provisions of $415 million recorded as part of the lower of cost or fair value adjustment recorded on receivables transferred to held for sale) was $3.0 billion greater than net charge-offs in 2008. The increase in 2008 reflects higher loss estimates at our Consumer Lending and Mortgage Services business as well as in our credit card receivable portfolio as discussed above, including higher dollars of delinquency. The provision as a percent of average receivables was 10.2 percent in 2009, 12.3 percent in 2008 and 7.0 percent in 2007.

See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 9, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.

Other revenues The following table summarizes other revenues:

Year Ended December 31,	2009	2008	2007

	(in millions)

Insurance revenue	$334	$417	$467
Investment income	109	124	128
Net other-than-temporary impairment losses	(25)	(54)	-
Derivative related income (expense)	300	(306)	(68)
Gain (loss) on debt designated at fair value and related derivatives	(2,125)	3,160	1,270
Fee income	703	1,755	2,343
Enhancement services revenue	485	701	634
Taxpayer financial services revenue	104	168	247
Gain on bulk sale of receivables to HSBC affiliate	57	-	-
Gain on receivable sales to HSBC affiliates	469	260	419
Servicing and other fees from HSBC affiliates	806	549	537
Lower of cost or fair value adjustment on receivables held for sale	(385)	(571)	(55)
Other income (expense)	93	(16)	41

Total other revenues	$925	$6,187	$5,963

Insurance revenue decreased in 2009 as a result of lower credit related premiums due largely to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we no longer issue credit insurance policies in this business segment but continue to collect premiums on existing policies. In 2008, insurance revenues decreased primarily as a result of lower credit related premiums due to reduced loan origination volumes.

Investment income includes interest income on securities available-for-sale as well as realized gains and losses from the sale of securities. Investment income decreased in 2009 due to the impact of lower yields and lower average

HSBC Finance Corporation

investment balances, partially offset by higher gains on sales of securities. Investment income decreased slightly in 2008 due to lower yields, partially offset by lower amortization of fair value adjustments.

Net other-than temporary impairment (“OTTI”) losses in 2009 reflects $20 million of OTTI recorded during the first quarter of 2009 on our portfolio of perpetual preferred securities which was subsequently sold during the second quarter of 2009. Additionally, during the fourth quarter of 2009, $16 million of gross other-than-temporary impairment (“OTTI”) losses on securities available-for-sale were recognized, of which $5 million was recorded as a component of other revenues in the consolidated income statement and $11 million was recognized in accumulated other comprehensive income (loss) (“AOCI”) in accordance with new accounting guidance adopted effective January 1, 2009 for OTTI associated with debt securities. Net OTTI losses during 2008 reflect the economic conditions during 2008. For further information regarding the other-than-temporary impairment recognized during the fourth quarter of 2009, see Note 6, “Securities,” in the accompanying consolidated financial statements.

Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles as well as the ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. Derivative related income (expense) is summarized in the table below:

	2009	2008	2007

	(in millions)

Net realized gains (losses)	$(290)	$(31)	$(24)
Mark-to-market on derivatives which do not qualify as effective hedges	487	(305)	5
Ineffectiveness	103	30	(49)

Total	$300	$(306)	$(68)

The increase in derivative related income in 2009 primarily reflects the impact of rising long term U.S. interest rates on a larger portfolio of non-qualifying hedges during 2009. As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates and higher delinquency levels. To offset a portion of the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”), during 2009 an average of $5.6 billion of interest rate swaps were outstanding of which $5.1 billion relates to longer dated pay fixed, receive variable interest rate swaps and $407 million relates to shorter dated receive fixed, pay variable interest rate swaps. While these positions acted as economic hedges by lowering our overall interest rate risk, they did not qualify as effective hedges under hedge accounting principles. Net realized losses increased significantly in 2009 as a result of the termination of $2.6 billion in notional of non-qualifying hedges in a loss position and losses resulting from falling short-term interest rates. These terminated positions were replaced with longer duration pay fixed swaps to offset the risk created by the increase in duration realized in our real estate secured receivable portfolio. The favorable mark-to-market results reflected above are attributable to these positions in combination with a rise in intermediate and long term interest rates during the latter half of 2009. Ineffectiveness income was primarily driven by changes in the market value of our cross currency cash flow hedges due to the increase in long term U.S. and foreign interest rates throughout 2009.

Derivative expense increased in 2008 due to the general reduction in interest rates in the U.S. and an increase in our non-qualifying hedge portfolio. In 2008, we entered into $4.3 billion of pay fixed, receive variable rate interest rate swaps during 2008 of which $1.2 billion were terminated in the fourth quarter of 2008. While these risk management positions lowered our overall interest rate risk, they did not qualify as effective hedges. As a result of the declining interest rates, we reported a significantly lower value on these non-qualifying hedges at December 31, 2008. Ineffectiveness on our cash flow and fair value hedges was higher in 2008 due largely to overall changes in the U.S. and foreign interest rates.

HSBC Finance Corporation

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income for the year ended December 31, 2009 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Year Ended December 31,	2009	2008	2007

	(in millions)

Gain (Loss)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$1,063	$(1,957)	$(987)
Credit risk component	(3,334)	3,106	1,601

Total mark-to-market on debt designated at fair value	(2,271)	1,149	614
Mark-to-market on the related derivatives	(609)	1,775	969
Net realized gains (losses) on the related derivatives	755	236	(313)

Total	$(2,125)	$3,160	$1,270

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a loss of $(75) million in 2009, a gain $47 million in 2008 and a loss of $(333) million in 2007. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a gain of $75 million in 2009, a loss of $(47) million in 2008 and a gain of $333 million in 2007.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – An increase in long-term U.S. interest rates during 2009 resulted in gains in the interest rate component on the mark-to-market of the debt and losses on the mark-to-market of the related derivative. In 2008, falling long-term U.S. interest rates resulted in a loss in the interest rate component on the debt and an increase in the value of the related derivatives. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and related derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt do not have any corresponding derivative at December 31, 2009. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our credit spreads tightened during 2009 due to increased market confidence and improvements in marketplace liquidity resulting in a loss in the credit component of debt recorded at a fair value. In 2008, changes in the credit risk component of the debt were impacted by a widening of our credit spreads as new issue and secondary bond market credit spreads across all domestic bond market sectors widened as well as a general lack of liquidity in the secondary bond market during the prior year period. The fair value benefit from the change of our credit spreads is a result of having historically issued debt at narrower credit spreads than were available in 2008.

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the year ended December 31, 2009 should not be considered indicative of the results for any future periods.

HSBC Finance Corporation

Fee income, which includes revenues from fee-based products such as credit cards, decreased in 2009 primarily as a result of the sale of the GM and UP Portfolios as previously discussed, higher fee charge-offs due to increased loan defaults and lower late, overlimit and interchange fees due to lower volumes and customer behavior changes. The decrease in fee income in 2008 reflects changes in our credit card fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008, higher fee charge-offs due to increased loan defaults and lower cash advance and interchange fees due to lower volumes.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, decreased in 2009 primarily as a result of the sale of the GM and UP Portfolios as previously discussed as well as the impact of lower new origination volumes. Enhancement services revenue was higher in 2008 primarily as a result of higher customer acceptance levels.

Taxpayer financial services (“TFS”) revenue decreased in 2009 as H&R Block was the only third-party preparer during the 2009 tax season with whom we had a relationship. Additionally, during the 2009 tax season we, in conjunction with H&R Block, made changes in our product offerings which resulted in a shift to lower revenue and lower risk products. The decrease in 2008 was a result of discontinuing pre-season and pre-file loan products for the 2008 tax season and fewer relationships with third-party preparers for the 2008 tax season as we elected to not renew contracts with certain third-party preparers and negotiated early termination with others.

Gain on bulk sale of receivables to HSBC Bank USA during 2009 reflects gains on the January 2009 sales of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion at the time of sale, and $3.0 billion of auto finance receivables to HSBC Bank USA. These gains were partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions.

Gains on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA. The increase in 2009 is primarily a result of higher sales volumes as a result of the sales of new receivable originations in the GM and UP Portfolios beginning in January 2009 and higher premiums on co-brand credit card accounts. The decrease in 2008 is primarily due to lower premiums on our private label receivables reflecting the deteriorating credit environment, partially offset by higher originations and premiums on co-brand credit card accounts.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card and private label receivables and in 2009, auto finance receivables for HSBC affiliates as well as rental revenue from HTSU for certain office and administrative costs. The increases in 2009 primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA as a result of the sale of the GM and UP Portfolios as well as certain auto finance receivables to HSBC Bank USA in January 2009 which we continue to service. Servicing and other fees from HSBC affiliates increased in 2008 primarily due to increases in servicing rates for the credit card portfolio as a result of higher collection costs.

Lower of cost or fair value adjustment on receivables held for sale includes the non-credit portion of the lower of cost or fair value adjustment recorded on receivables at the date they are transferred to held for sale as well as the credit and non-credit portion of all lower of cost or fair value adjustments recorded on receivables held for sale subsequent to the transfer. In 2009, we transferred auto finance receivables with a fair value of $533 million to receivables held for sale and the non-credit portion of the lower of cost or fair market adjustment related to these receivables totaled $11 million. In 2008, we transferred real estate secured, auto finance and credit card receivables with a fair value of $17.7 billion to receivables held for sale and the non-credit portion of the lower of cost or fair market adjustment related to these receivables totaled $257 million. As a result of the current market conditions on fair value, during 2009 and 2008 we recorded lower of cost or fair value adjustments of $374 million and $314 million, respectively, subsequent to being transferred to held for sale.

HSBC Finance Corporation

Other income increased during 2009. The following table summarizes significant components of other income for the years presented:

Year Ended December 31,	2009	2008	2007

	(in millions)

Gains (loss) on real estate secured receivable sales	$-	$(13)	$(228)
Gains (loss) on miscellaneous asset sales, including real estate investments	38	65	50
Gain on sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	20	-	-
Gain on sale of Visa Class B shares in 2008 and MasterCard Class B shares in 2007	-	11	113
Securitization related revenue	-	9	70
Other, net	35	(88)	36

	$93	$(16)	$41

The increase in other income during 2009 reflects the $20 million gain on the sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA as well as a reduction in losses from low income housing tax credits as a result of this sale which is included as a component of other, net. This was partially offset by lower gains on miscellaneous asset sales during 2009 and lower securitization revenue. Lower securitization revenue in 2009 and 2008 reflects the decision in the third quarter of 2004 to structure all new collateralized funding transactions as secured financings which do not receive sale treatment. Other, net in 2008 includes a $82 million translation loss on affiliate preferred stock received in the sale of the U.K. credit card business which is denominated in pound sterling. Losses on real estate secured receivable sales in 2007 reflect the downturn in the mortgage lending industry and its impact on our former Decision One mortgage company which ceased operations during the third quarter of 2007.

Operating expenses The following table summarizes operating expenses:

Year Ended December 31,	2009	2008	2007

	(in millions)

Salaries and employee benefits	$1,178	$1,680	$2,086
Sales incentives	6	55	186
Occupancy and equipment expenses	188	256	359
Other marketing expenses	186	354	727
Real estate owned expenses	199	342	333
Other servicing and administrative expenses	984	1,099	769
Support services from HSBC affiliates	1,023	1,029	1,122
Amortization of intangibles	160	181	253
Policyholders’ benefits	197	199	231
Goodwill and other intangible asset impairment charges	2,308	329	4,513

Operating expenses	$6,429	$5,524	$10,579

Salaries and employee benefits included severance costs and other employee benefits of $82 million, $29 million and $32 million in 2009, 2008 and 2007, respectively related to various strategic decisions to lower the risk profile of our operations, reduce our capital and liquidity requirements and to rationalize and maximize certain operational efficiencies. The severance and other employee benefits recorded in 2009 includes $73 million related to our decision in February 2009 to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for a complete description of the decisions made in each year. Excluding these severance costs from all periods presented, lower salaries and employee benefits in 2009 and 2008 reflect the reduced scope of our business operations, including the change in headcount from the strategic decisions implemented, and the impact of

HSBC Finance Corporation

entity-wide initiatives to reduce costs partially offset by higher salary expense resulting from increased collection capacity. Salary and employee benefits in 2008 also reflects lower salary costs derived from an increase in customer service, systems, collections and accounting services provided by an HSBC affiliate located outside the U.S., the impact of entity-wide initiatives to reduce costs as well as the impact of a review of our benefit accruals which increased salaries and employee benefits by $52 million.

Sales incentives decreased in 2009 due to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. Lower sales incentives in 2008 reflect lower origination volumes in our Consumer Lending business resulting from the changes in product offerings and the tightening of underwriting criteria throughout 2008 and the economic and market conditions described above.

Occupancy and equipment expenses included lease termination and associated costs of $56 million, $14 million and $44 million in 2009, 2008 and 2007, respectively, as well as fixed asset write offs of $32 million, 2 million and $17 million in 2009, 2008 and 2007, respectively related to the strategic decisions discussed above. In 2009, $53 million of these lease termination and associated costs related to our decision in February 2009 to close all Consumer Lending branch offices. Excluding the impact of these strategic decisions, occupancy and equipment expenses remained lower in both years as a result of the reduction of the scope of our business operations since mid-2007.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. The decrease in marketing expense in 2009 and 2008 reflects the decision to reduce credit card and personal non-credit card receivable marketing expenses in an effort to manage risk in these portfolios as well as the decision in late February 2009 to discontinue originations of personal non-credit card receivables. As previously discussed, based on recent performance trends in our non-prime receivable portfolio, we have resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio. Accordingly, current marketing expense levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses decreased in 2009 as a result of lower levels of real estate owned due to backlogs in foreclosures proceedings and actions taken by local governments and certain states that lengthen the foreclosure process. The decrease also reflects lower losses on sales of REO properties during 2009 as stabilization of home prices during the second half of 2009 resulted in less deterioration in value between the date we take title to the property and when the property is ultimately sold. The increase in 2008 reflects higher levels of real estate owned due to increases in foreclosure activities as well as higher average loss on sale of REO properties.

Other servicing and administrative expenses decreased in 2009 primarily as a result of the reduction of the scope of our business operations since mid-2007. These decreases were partially offset by lower origination cost deferrals due to lower origination volumes, higher third party collection costs and the write-off of miscellaneous assets related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices. Other servicing and administrative expenses increased in 2008 primarily as a result of lower deferred origination costs due to lower origination volumes as well as higher third party collection costs and lower estimates of interest on taxes receivable. In 2008, we decreased our estimate of interest receivable by approximately $40 million due to changes related to various contingent tax items with the taxing authority as compared to 2007 where we had increased our estimate of interest receivable of approximately $72 million.

Support services from HSBC affiliates includes technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates was essentially flat during 2009 as the reduction in the scope of our business operations discussed above was largely offset by the human resources, corporate affairs and other shared services which began being provided by HTSU in January 2009. Support services from HSBC affiliates decreased during 2008 as a result of reductions in support services due to reducing the scope of our business operations, partially

HSBC Finance Corporation

offset by an increase in the use of services provided by an HSBC affiliate located outside of the United States. Effective January 1, 2010, additional shared services in North America, including among other things legal, tax and finance, will also be centralized within HTSU.

Amortization of intangibles decreased in 2009 due to lower amortization for technology and customer lists due to the write off of a portion of these intangibles as a result of the decision in late February 2009 to discontinue all new customer account originations for all products in our Consumer Lending business. Additionally, lower amortization of intangibles in both 2009 and 2008 reflects amortization on retail sales merchant agreements which became fully amortized during the first quarter of 2008. In 2008, lower amortization of intangibles reflects the write off in the fourth quarter of 2007 of certain relationships related to our acquisition by HSBC.

Policyholders’ benefits were essentially flat in 2009 as declines in life and disability claims on credit insurance policies since we are no longer issuing these policies in relation to Consumer Lending loans were largely offset by both higher unemployment claims due to rising unemployment rates and higher claims on a new term life product due to growth in this product offering since its introduction in 2007. Policyholders’ benefits decreased during 2008 primarily due to lower claims on credit life and disability insurance policies, partially offset by higher involuntary unemployment claims and claims incurred on the new term life product discussed above.

Goodwill and other intangible asset impairment charges The following table summarizes the impairment charges for our Mortgage Services, Consumer Lending, Card and Retail Services, Auto Finance and Insurance businesses as previously discussed:

		Intangible
	Goodwill	Assets	Total

	(in millions)

Year Ended December 31, 2009
Card and Retail Services	$2,034	$-	$2,034
Insurance Services	260	-	260
Consumer Lending	-	14	14

	$2,294	$14	$2,308

Year Ended December 31, 2008
Card and Retail Services	$329	$-	$329

Year Ended December 31, 2007
Mortgage Services	$881	$-	$881
Consumer Lending	2,462	858	3,320
Auto Finance	312	-	312

	$3,655	$858	$4,513

As previously discussed, during 2009, we wrote-off all the remaining recorded goodwill as a result of interim goodwill impairment testing performed during the first and second quarters of 2009. See “Critical Accounting Policies and Estimates” in this MD&A for a full discussion of these impairment tests.

Efficiency ratio Our efficiency ratio from continuing operations was 100.08 percent in 2009 compared to 35.89 percent in 2008 and 66.65 percent in 2007. Our efficiency ratio from continuing operations in 2009 and 2008 was significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting and the impact of goodwill and intangible asset impairment charges as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated 230 basis points during 2009 largely due to lower net interest income and lower fee and enhancement services revenues as a result of the sale of the GM and UP Portfolios in January 2009, partially offset by increased revenues associated with the bulk gain and daily sales of receivables to HSBC Bank USA. Excluding these items from the periods presented, our efficiency ratio increased 185 basis points in 2008 as a result of lower net interest income and other revenues due to lower receivable levels

HSBC Finance Corporation

and the deterioration in credit quality discussed above which contributed to net income and fee income decreasing more rapidly than the decrease in operating expenses.

Income taxes Our effective tax rates were as follows:

Year Ended December 31,	Effective Tax Rate

2009	(26.0)%
2008	(29.8)
2007	(17.3)

The effective tax rate for continuing operations in 2009 was significantly impacted by the non-tax deductible impairment of goodwill, the relative level of pretax book loss, increase in the state and local income tax valuation allowance, and a decrease in low income housing credits. The effective income tax rate for continuing operations in 2008 as compared to 2007 was significantly impacted by the higher non-deductible goodwill impairment recorded in 2007, increase in the state and local income tax valuation allowance, as well as a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates. See Note 18, “Income Taxes,” for a reconciliation of our effective tax rate.

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

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The “All Other” caption includes our Insurance, Taxpayer Financial Services and Commercial businesses, each of which falls below the quantitative threshold tests under segment reporting rules for determining reportable segments, as well as our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. Goodwill which was established as a result of our acquisition by HSBC was not allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments, consistent with management’s view of our reportable segment results. Such goodwill of $2.4 billion was impaired during 2009. Goodwill relating to acquisitions subsequent to our acquisition by HSBC were included in the reported respective segment results as those acquisitions specifically related to the business, consistent with management’s view of the segment results.

In the first quarter of 2009, we began allocating a majority of the costs of our corporate and treasury activities to our reportable segments. These allocated costs had previously not been considered in determining segment profit (loss) and are now reported as intersegment revenues in the “All Other” caption and operating expenses for our reportable

HSBC Finance Corporation

segments. There have been no other changes in our measurement of segment profit (loss) and there have been no changes in the basis of segmentation as compared with the presentation in our 2008 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. Accordingly, our segment reporting is on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 24, “Business Segments,” in the accompanying consolidated financial statements.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment for the years ended December 31, 2009, 2008 and 2007.

Year Ended December 31,	2009	2008	2007

	(dollars are in millions)

Net interest income	$5,201	$5,083	$4,776
Other operating income	2,367	3,185	3,793

Total operating income	7,568	8,268	8,569
Loan impairment charges	5,064	5,292	3,873

	2,504	2,976	4,696
Operating expenses, excluding goodwill impairment charges	1,863	2,139	2,437

Profit before tax and goodwill impairment charges	641	837	2,259
Goodwill impairment charges(1)	530	-	-

Profit before tax(1)	$111	$837	$2,259

Net interest margin	12.49%	10.74%	10.17%
Efficiency ratio	31.63	25.87	28.44
Return (after-tax) on average assets	(.37)	1.15	3.09
Intersegment revenue	$5	$35	$71
Balances at end of period:
Customer loans	$38,873	$46,730	$49,733
Assets	37,178	44,160	48,931

(1)	Goodwill impairment charges of $530 million recorded in 2009 were not deductible for tax purposes which resulted in a net loss of $148 million during 2009.

2009 profit before tax compared to 2008 Our Card and Retail Services segment reported a lower profit before tax during 2009 due to lower other operating income and higher goodwill impairment charges, partially offset by lower loan impairment charges, lower operating expenses and higher net interest income.

Loan impairment charges decreased during 2009 due to lower loan levels and more stable credit conditions as well as an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been

HSBC Finance Corporation

as severe as previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. Lower loan levels reflect lower consumer spending and actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk. These decreases in loan impairment charges were partially offset by portfolio seasoning, continued deterioration in the U.S. economy including higher unemployment levels, higher levels of personal bankruptcy filings and lower recovery rates on defaulted receivables. In 2009, we decreased credit loss reserves to $4.0 billion as loan impairment charges were $361 million lower than net charge-offs.

Net interest income increased due to lower interest expense, partially offset by lower interest income. The lower interest income reflects the impact of lower overall loan levels, partially offset by higher loan yields. Loan yields during 2009 were positively impacted by repricing initiatives, interest rate floors and lower levels of promotional balances, partially offset by the impact of deterioration in credit quality. Net interest margin increased primarily due to a lower cost of funds, repricing initiatives, the impact of interest rate floors in portions of the loan portfolio which have now been removed and lower levels of promotional balances, partially offset by the impact of deterioration in credit quality. The decrease in other operating income was primarily due to lower cash advance, interchange fees, late and overlimit fees and enhancement services revenue due to lower volumes and changes in customer behavior. Operating expenses decreased in both periods due to lower marketing expenses in our effort to manage risk in our credit card receivable portfolio as well as lower salary expenses. These decreases were partially offset by restructuring costs in 2009 and 2008 of $4 million and $15 million, respectively. Goodwill impairment charges in 2009 reflect the impairment of all remaining goodwill recorded at the segment level in the first half of the year as a result of continual deterioration of economic and credit conditions in the United States. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information on the restructuring activities in 2009 and 2008.

The efficiency ratio for 2009 was impacted by the goodwill impairment charges. Excluding the goodwill impairment charges, the efficiency ratio improved as the decrease in operating expenses and the higher net interest income more than offset the impact of lower other revenues.

The decrease in the ROA ratio during 2009 was primarily a result of the goodwill impairment charge and lower total operating income, partially offset by the impact of lower loan impairment charges and lower average assets.

As discussed under “Regulation and Competition” in Item 1. Business of this Form 10-K, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. Although we are already compliant with some provisions, other provisions such as those addressing limitations on interest rate increases, over limit fees and payment allocation will require us to make changes to our business practices. This will likely require us and our competitors to manage risk differently than has historically been the case. We are compliant with the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. Pricing, underwriting and product changes in response to the new legislation have either been implemented or are under analysis. Although we currently believe the implementation of these new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act is uncertain at this time as it will ultimately depend upon the Federal Reserve and other government agencies interpretations of some of the provisions discussed above, successful implementation of our strategies, consumer behavior and the actions of our competitors.

2008 profit before tax compared to 2007 Our Card and Retail Services segment reported lower profit before tax in 2008. The lower profit before tax was primarily due to higher loan impairment charges and lower other operating income, partially offset by higher net interest income and by lower operating expenses. Loan impairment charges were higher due to higher delinquency and charge-off levels as a result of portfolio seasoning, increased levels of personal bankruptcy filings, continued deterioration in the U.S. economy including rising unemployment rates and lower recovery rates on defaulted loans. In the second half of 2008, the significant increase in unemployment rates resulted in accelerated deterioration in our delinquency levels, including significant increases in early stage delinquency and higher roll rates. In 2008, we increased credit loss reserves to $4.4 billion as loan impairment charges were $1.1 billion greater than net charge-offs.

HSBC Finance Corporation

Net interest income increased due to lower interest expense, partially offset by higher interest charge-off due to the impact of credit deterioration. The increase in net interest margin reflects lower cost of funds, partially offset by the lower overall yields.

Decreases in other operating income were primarily due to changes in fee practices implemented during the fourth quarter of 2007 and the second quarter of 2008, higher fee charge-offs due to credit deterioration, and lower cash advance and interchange fees due to lower volumes, partially offset by increased late fees due to higher delinquencies, higher enhancement services revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plans and from an $11 million gain recorded on the sale of our Visa Class B shares. Additionally, 2007 benefited from the $113 million gain recorded on the sale of our portfolio of MasterCard Class B shares. Operating expenses reflect lower marketing expenses in our effort to slow receivable growth in our credit card portfolio and lower salaries expenses, partially offset by higher third party collection expenses. Operating expenses also include $9 million of one-time termination and other employee benefits and $6 million of lease termination and associated costs as a result of decisions in 2008 to close two servicing facilities and reduce headcount. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information on these decisions.

The efficiency ratio for 2008 improved as operating expenses decreased at a faster pace than total operating income.

The decrease in ROA in 2008 is due to lower net income as discussed above, partially offset by lower average assets.

Customer loans Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Credit card	$23,144	$(5,502)	(19.2)%	$(7,840)	(25.3)%
Private label	15,625	(2,316)	(12.9)	(2,932)	(15.8)
Other	104	(39)	(27.3)	(88)	(45.8)

Total loans	$38,873	$(7,857)	(16.8)%	$(10,860)	(21.8)%

Customer loans decreased 17 percent to $38.9 billion at December 31, 2009 compared to $46.7 billion at December 31, 2008 due to the actions taken to manage risk, including tightening initial credit line sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing expenditures as well as lower consumer spending levels. We continued limited direct marketing mailings and new customer account originations in portions of our non-prime portfolio in 2009 to maintain the value and functionality of our receivable origination platform as well as to collect marketplace knowledge. However, we also identified certain segments of our credit card portfolio which have been the most impacted by the current housing and economic conditions and stopped all new account originations in these market segments. These actions have resulted in an on-going decline in our non-prime credit card receivable portfolio. Lower private label receivable levels also reflect the termination of certain unprofitable retail partners. Based on recent performance trends, we have resumed direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio which we believe will likely result in lower run-off of credit card receivables in 2010.

Customer loans decreased 6 percent to $46.7 billion at December 31, 2008 compared to $49.7 billion at December 31, 2007 reflecting the aforementioned actions taken in the fourth quarter of 2007 and continuing into 2008 to manage risk. Additionally lower private label receivable levels reflect the termination of certain unprofitable retail partners.

See “Receivables Review” for additional discussion of the decreases in our receivable portfolios.

HSBC Finance Corporation

The following is additional key performance data related to our Card and Retail Services portfolios. The information is based on IFRS Management Basis results.

Our Cards and Retail Services portfolios consist of three key segments. The non-prime portfolios are primarily originated through direct mail channels (the “Non-prime Portfolio”). The prime portfolio consists primarily of General Motors, Union Privilege and Retail Services receivables (the “Prime Portfolio”). These receivables are primarily considered prime at origination, however the credit profile of some customers will subsequently change due to changes in customer circumstances. The other portfolio is comprised of several run-off portfolios and receivables originated under alternative marketing programs such as third party turndown programs (the “Other Portfolio”). The Other Portfolio includes certain adjustments not allocated to either the Non-prime or Prime Portfolios. The Other Portfolio contains both prime and non-prime receivables.

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
						Dec. 31, 2009
	Quarter Ended					and
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Dec. 31, 2008

	(dollars are in millions)

Receivables:
Non-prime	$9,462	$9,951	$10,426	$11,164	$12,247	(22.7)%
Prime	26,806	26,753	27,760	28,805	31,344	(14.5)
Other	2,605	2,619	2,795	2,898	3,139	(17.0)

Total	$38,873	$39,323	$40,981	$42,867	$46,730	(16.8)%

Net Interest Margin:
Non-prime	20.18%	20.17%	19.57%	20.36%	17.96%	12.4%
Prime	9.67	9.71	9.00	9.10	7.75	24.8
Other	17.68	15.77	17.88	8.71	11.49	53.9

Total	12.85%	12.79%	12.33%	12.04%	10.76%	19.4%

Delinquency Ratio:
Non-prime	10.30%	10.11%	10.02%	11.04%	9.69%	6.3%
Prime	4.56	4.67	4.49	4.54	4.00	14.1
Other	9.24	9.21	8.54	9.43	8.48	9.0

Total	6.27%	6.35%	6.17%	6.57%	5.79%	8.3%

As previously discussed, customer loans have decreased by 17 percent as compared to December 31, 2008. The Prime Portfolio has decreased at a slower rate than the Non-prime Portfolio due to the need to maintain approval rates as a result of merchant obligations and absolute levels of charge-offs.

Net interest margin for both the Non-prime and Prime Portfolios remains strong, primarily due to lower cost of funds, lower promotional balances, incremental pricing actions and the impact of interest rate floors in portions of the loan portfolio which have now been removed.

While we have seen deterioration in performance across the Cards and Retail Services segment as compared to the prior year, the Non-prime Portfolio performance has deteriorated to a lesser degree through this stage of the economic cycle. Delinquency and net charge-offs in the Non-prime Portfolio have deteriorated at a lower rate than our Prime Portfolio as non-prime customers typically have lower home ownership, smaller credit lines which have lower minimum payment requirements.

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment for the years ended December 31, 2009, 2008 and 2007.

Year Ended December 31,	2009	2008	2007

	(dollars are in millions)

Net interest income	$3,295	$5,527	$7,100
Other operating income	136	(19)	(207)

Total operating income	3,431	5,508	6,893
Loan impairment charges	8,466	10,019	7,695

	(5,035)	(4,511)	(802)
Operating expenses	1,470	1,838	2,447

Profit (loss) before tax	$(6,505)	$(6,349)	$(3,249)

Net interest margin	3.62%	5.06%	5.78%
Efficiency ratio	42.84	33.37	35.50
Return (after-tax) on average assets	(4.80)	(3.89)	(1.68)
Intersegment revenues	$127	$186	$205
Balances at end of period:
Customer loans	$77,725	$100,176	$117,464
Assets	79,817	93,614	113,675

2009 profit (loss) before tax compared to 2008 Our Consumer segment reported a higher loss before tax during 2009 due to lower net interest income, partially offset by lower loan impairment charges, lower operating expenses and higher other operating income. As previously discussed, in December 2009 we changed our charge-off policies for our real estate secured and personal non-credit card loans. On an IFRSs Management Basis the impact of these policy changes was not material to net interest income, loan impairment charges or loss before tax.

Loan impairment charges decreased significantly in 2009 as a result of a lower loan impairment charges in our Mortgage Services real estate secured, credit card and auto finance receivable portfolios, partially offset by a higher loan impairment charges in our Consumer Lending business due to the following:

•	Loan impairment charges in our Mortgage Services business decreased in 2009 as the portfolio continues to liquidate, resulting in lower charge-off levels. While loss severities increased as compared to the prior year, a higher percentage of charge-offs were on first lien loans which generally have lower charge-offs than second lien loans. These decreases were partially offset by increased levels of troubled debt restructures including higher reserve requirements associated with these receivables.

•	Loan impairment charges in our auto finance loan portfolio decreased as a result of lower loan levels reflecting the discontinuation of auto finance originations in July 2008. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles. Loan impairment charges were also impacted by the adoption of FFIEC charge-off policies during the first quarter of 2009 which increased loan impairment charges by $11 million.

•	Loan impairment charges in our Consumer Lending business increased $211 million in 2009 reflecting higher loan impairment charges for personal non-credit card loans and to a lesser extent for first lien real estate secured receivables, partially offset by lower loan impairment charges for second lien real estate secured loans. The lower loan impairment charges for real estate secured loans reflects a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured loans originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize. The decrease was partially offset by lower loan prepayments, portfolio seasoning, higher loss severities relative to 2008 due to deterioration in real estate values in some markets and increased levels of troubled debt restructures including higher reserve requirements associated with these loans. Loan impairment charges in the personal non-credit card portfolio

HSBC Finance Corporation

were higher in 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower loan levels.

Loan impairment charges for all products in 2009 were negatively impacted by rising unemployment rates in an increasing number of markets, continued deterioration in the U.S. economy and housing markets, higher levels of personal bankruptcy filings and portfolio seasoning. On an IFRS Management Basis, the impact of the December 2009 Charge-off Policy Changes was not material.

Excluding the impact of the December 2009 Charge-off Policy Changes, credit loss reserves decreased during 2009 as loan impairment charges were $2.6 billion lower than net charge-offs reflecting lower loan levels as discussed below, partially offset by higher reserve requirements in our Consumer Lending real estate secured loan portfolio including higher levels of troubled debt restructurings in both Consumer Lending and Mortgage Services.

Net interest income decreased due to lower average customer loans, lower origination volumes, lower levels of performing receivables, the impact of changes in the income recognition policy related to unrecorded interest on re-aged real estate secured and personal non-credit card receivables as discussed previously, and lower overall yields partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality and lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes. The decrease in net interest margin was primarily a result of lower overall yields as discussed above.

Other operating income increased primarily due to lower losses on sales of REO properties, partially offset by lower credit insurance commissions. Lower losses on sales during 2009 reflect a stabilization of home prices during the second half of 2009 which resulted in less deterioration in value between the date we take title to the property and when the property is ultimately sold. Operating expenses in 2009 included $133 million of costs, net of a curtailment gain of $34 million related to other post-retirement benefits, related to the decision to discontinue new originations for all products in our Consumer Lending business and close the Consumer Lending branch offices. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during 2009. Excluding these items, operating expenses decreased by 28 percent due to the reductions in the scope of our business operations as well as other cost containment measures, and lower REO expenses.

The efficiency ratio in 2009 was impacted by $133 million in restructuring charges related to the decision to cease new account originations and close the Consumer Lending branch network. Excluding the impact of the restructuring charges, the efficiency ratio increased 560 basis points due to the decrease in total operating income during the year as discussed above.

ROA decreased during 2009 primarily due to lower net interest income, partially offset by lower loan impairment charges and lower average assets.

2008 profit (loss) before tax compared to 2007 Our Consumer segment reported a higher loss before tax in 2008 as compared to the year-ago period due to higher loan impairment charges and lower net interest income, partially offset by higher other operating income and lower operating expenses.

Loan impairment charges for the Consumer segment increased significantly in 2008 reflecting higher credit loss estimates due to the following:

•	Higher overall levels of charge-off and contractual delinquency including higher roll rates due to the continued weakening of the U.S. economy and rising unemployment, with delinquency increasing most significantly in the first-lien portion of our Consumer Lending and Mortgage Services real estate secured receivable portfolios;

•	Increases in loss severities for real estate secured receivables due to continued deterioration of real estate values in certain markets;

•	Portfolio seasoning;

HSBC Finance Corporation

•	Lower real estate secured receivable prepayments;

•	Increased levels of personal bankruptcy filings in our personal non-credit card receivable portfolio; and

•	Higher delinquency levels in the early stage delinquency buckets and higher roll rates in our real estate secured receivable portfolios.

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

The efficiency ratio improved during 2008 as the reductions in operating expenses as discussed above outpaced the decreases in total operating income.

ROA was (3.89) percent in 2008 compared to (1.68) percent in 2007. The decrease in the ROA ratio was primarily due to the increase in loan impairment charges as discussed above, partially offset by lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$61,261	$(12,558)	(17.0)%	$(25,173)	(29.1)%
Private label	-	(51)	(100.0)	(139)	(100.0)
Auto finance	5,754	(4,949)	(46.2)	(7,159)	(55.4)
Personal non-credit card	10,710	(4,893)	(31.4)	(7,268)	(40.4)

Total customer loans	$77,725	$(22,451)	(22.4)%	$(39,739)	(33.8)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2008		2007
	2009	$	%	$	%

	(dollars are in millions)

Mortgage Services	$21,764	$(5,863)	(21.2)%	$(14,452)	(39.9)%
Consumer Lending	39,497	(6,695)	(14.5)	(10,721)	(21.3)

Total real estate secured	$61,261	$(12,558)	(17.0)%	$(25,173)	(29.1)%

Customer loans decreased 22 percent to $77.7 billion at December 31, 2009. Real estate secured loans decreased from December 31, 2008. Lower loan balances in our Mortgage Services business reflect the continuing liquidation of the portfolio. The lower real estate secured loan levels in our Consumer Lending business resulted from the

HSBC Finance Corporation

actions taken beginning in the second half of 2007 throughout 2008 to reduce risk going forward as well as the decision in late February 2009 to discontinue all new originations for all loan products in our Consumer Lending operations. Real estate secured receivables also decreased for both Mortgage Services and Consumer Lending from the year-ago period due in part to the December 2009 Charge-off Policy Changes previously discussed which resulted in an incremental $2.4 billion of delinquent accounts being charged-off. The decrease in real estate secured loans was partially offset by a continued decline in loan prepayments due to fewer refinancing opportunities for our customers due to the trends impacting the mortgage lending industry. Our auto finance portfolio decreased as a result of the transfer of $1.0 billion of auto finance loans during 2009 to loans held for sale as we no longer have the intent to hold these loans for the foreseeable future as well as decisions made in 2008 to reduce and ultimately discontinue new auto loan originations. Personal non-credit card loans decreased in part to the December 2009 Charge-off Policy Changes previously discussed which resulted in an incremental $914 million of delinquent accounts being charged-off. The decrease in personal non-credit card loans also reflects the actions taken throughout 2008 to reduce risk and limit growth going forward. Additionally as previously discussed, originations of personal non-credit card loans have been terminated as a result of the decision in late February 2009 to discontinue originations of all products in our Consumer Lending business.

Customer loans decreased 15 percent to $100.2 billion at December 31, 2008 as compared to $117.5 billion at December 31, 2007. Real estate secured receivables decreased for the reasons discussed above as well as portfolio sales of approximately $640 million from our Mortgage Services business and approximately $600 million from our Consumer Lending real estate secured portfolio during 2008.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Reconciliation of Segment Results As previously discussed, segment results are reported on an IFRS Management Basis. See Note 24, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 24, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Management Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

Delinquency and Charge-off Policies and Practices Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, changes to our charge-off policies in 2009 and significant catastrophic events such as natural disasters and global pandemics. Levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

Our credit and portfolio management procedures focus on risk-based pricing and ethical and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous marketing, credit and risk management tests. However, beginning in 2007 and continuing through 2009 we found consumer behavior has deviated from historical patterns due to the housing market deterioration, rising unemployment rates and pressures from the economic downturn, creating increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers, as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.

HSBC Finance Corporation

Changes to Real Estate Secured and Personal Non-credit Card Receivable Charge-off Policies We have historically maintained charge-off policies within our Consumer Lending and Mortgage Services businesses that were developed in consideration of the historical consumer finance customer profile. As such, these policies focused on maximizing the amount of cash collected while avoiding excessive collection expenses on loans which would likely become uncollectible. Our historical real estate secured charge-off policies reflected consideration of customer behavior in that initiation of foreclosure or repossession activities often served to prompt repayment of delinquent balances and, therefore, were designed to avoid ultimate foreclosure or repossession whenever it was economically possible. Charge-off policies for our personal non-credit card receivables were designed to be responsive to customer needs and collection experience which justified a longer collection and work out period for the consumer finance customer. Therefore, the charge-off policies for these products were historically longer than bank competitors who served a different market.

The impact of the recent economic turmoil has resulted in a change to the customer behavior patterns described above and it became clear in 2009 that the historical behavior patterns will not be re-established for the foreseeable future, if at all. Recent delays in our ability to foreclose on properties which secure real estate secured receivables due to backlogs in foreclosure proceedings and actions by local governments and certain states have lengthened the foreclosure process. These delays will likely continue in the near term. In the current environment, many of our customers are experiencing longer term reductions in cash flow available to service their debt. Furthermore, due to the slowdown in the housing market, initiation of foreclosure or repossession activities no longer have the same impact of triggering repayment of delinquent balances as property values in many markets have declined, leaving customers with little or no equity in their homes and no prospect for significant appreciation in values in the near term. Additionally, there has been lower demand for securitized subprime loans which resulted in reduced liquidity in the marketplace for subprime mortgages. These factors have reduced the ability or have eliminated the incentive for many of our customers to make payments or refinance their loans as accessing any home equity is either no longer an option or if there is equity, few institutions are willing to finance its withdrawal. For personal non-credit card receivables, customer payment patterns in later stage delinquency compared to historical experience have continued to decline significantly due to the impact of an increasingly prolonged period of high unemployment which many believe will remain elevated for an extended period of time. As a result, later stage delinquency recoveries within the extended charge-off timeframe have decreased significantly in the current environment.

As a result of these changes in customer behavior and resultant payment patterns, in December 2009 we elected to adopt more bank-like charge-off policies for our real estate secured and personal non-credit card receivables. As a result, real estate secured receivables are now written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent.

HSBC Finance Corporation

The impact of the December 2009 Charge-off Policy Changes resulted in an increase to our net loss of $227 million as summarized below:

	Real Estate	Personal
	Secured	Non-Credit Card	Total

	(in millions)

Net interest income:
Reversal of accrued interest income on charged-off accounts(1)	$246	$105	$351
Provision for credit losses:
Charge-offs to comply with charge-off policy changes	2,402	1,071	3,473
Release of credit loss reserves associated with principal and accrued interest income	(2,594)	(878)	(3,472)
Tax benefit	(19)	(106)	(125)

Increase to net loss	$35	$192	$227

(1)	Accrued interest income is reversed against finance and other interest income.

Delinquency Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account that is two-months-and-over contractually delinquent to current (a “re-age”), based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if reasonably and economically possible. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	2009				2008
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of contractual delinquency:
Continuing operations:
Real estate secured(1)(2)(5)(6)	$9,395	$11,290	$10,694	$10,658	$10,197	$8,022	$6,969	$6,899
Auto finance(3)	252	281	298	245	537	508	441	366
Credit card(3)	1,211	1,242	1,280	1,503	1,908	1,772	1,609	1,692
Private label(4)	-	-	-	-	16	17	19	23
Personal non-credit card(5)	1,432	2,641	2,675	2,816	2,968	2,728	2,591	2,632

Total consumer – continuing operations(3)(5)	12,290	15,454	14,947	15,222	15,626	13,047	11,629	11,612
Discontinued operations	-	-	-	-	-	211	204	579

Total consumer(5)	$12,290	$15,454	$14,947	$15,222	$15,626	$13,258	$11,833	$12,191

Delinquency ratio:
Continuing operations:
Real estate secured(1)(2)(5)	15.78%	17.50%	15.94%	15.31%	14.17%	10.76%	8.87%	8.42%
Auto finance(3)	5.62	5.46	5.11	3.70	5.16	4.42	3.52	2.87
Credit card(3)	10.41	10.33	10.20	11.22	7.12	6.45	5.79	5.90
Private label(4)	-	-	-	-	24.71	22.07	20.08	19.39
Personal non-credit card(5)	13.65	21.04	19.61	19.07	19.06	16.99	15.51	15.14

Total consumer – continuing operations(3)(5)	14.27	16.40	15.08	14.58	12.52	10.06	8.57	8.24
Discontinued operations	-	-	-	-	-	5.34	4.46	5.88

Total consumer(5)	14.27%	16.40%	15.08%	14.58%	12.52%	9.92%	8.44%	8.09%

HSBC Finance Corporation

(1)	Real estate secured two-months-and-over contractual delinquency dollars and as a percent of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are as follows:

	2009
	Dec. 31
	Before Policy	As				2008
	Change	Reported	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of contractual delinquency:
Mortgage Services:
First lien	$3,799	$2,992	$3,599	$3,567	$3,747	$3,838	$3,354	$3,301	$3,392
Second lien	553	381	560	612	707	782	801	891	1,020

Total Mortgage Services	$4,352	$3,373	$4,159	$4,179	$4,454	$4,620	$4,155	$4,192	$4,412

Consumer Lending:
First lien	$6,541	$5,380	$6,241	$5,641	$5,323	$4,724	$3,176	$2,195	$1,954
Second lien	904	642	890	874	881	853	690	582	530

Total Consumer Lending	$7,445	$6,022	$7,131	$6,515	$6,204	$5,577	$3,866	$2,777	$2,484

Delinquency ratio:
Mortgage Services:
First lien	21.36%	17.62%	19.35%	18.34%	18.46%	18.07%	15.13%	13.79%	13.19%
Second lien	17.65	12.87	16.54	16.59	17.64	18.37	16.64	16.66	17.01

Total Mortgage Services	20.80%	16.91%	18.92%	18.05%	18.33%	18.11%	15.39%	14.31%	13.90%

Consumer Lending:
First lien	18.08%	15.37%	16.68%	14.65%	13.45%	11.64%	7.67%	5.13%	4.49%
Second lien	18.70	14.03	17.37	16.06	15.33	14.45	11.20	8.97	7.91

Total Consumer Lending	18.15%	15.21%	16.76%	14.82%	13.69%	12.00%	8.13%	5.64%	4.95%

(2)	The following reflects dollars of contractual delinquency and the Delinquency Ratio for interest-only loans, ARM loans and stated income real estate secured receivables:

	2009
	Dec. 31
	Before Policy	As				2008
	Change	Reported	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of contractual delinquency:
Interest-only loans	$611	$416	$543	$589	$657	$721	$679	$804	$897
ARM loans	3,321	2,536	3,224	3,216	3,388	3,545	2,825	2,946	2,967
Stated income loans	861	861	1,170	1,246	1,398	1,493	1,413	1,589	1,717
Delinquency ratio:
Interest-only loans	38.24%	29.63%	35.84%	34.59%	34.76%	33.13%	26.35%	26.67%	25.07%
ARM loans	31.23	25.76	28.59	26.94	26.84	26.39	19.82	18.82	17.43
Stated income loans	23.42	23.42	27.35	26.94	28.16	28.51	24.30	24.16	23.25

(3)	The trend in dollars of contractual delinquency and the delinquency ratio for our credit card and auto finance portfolios in 2009 as compared to 2008 was significantly impacted by the sale of our GM and UP Portfolios as well as the sale of certain non-delinquent auto finance receivables to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the delinquency dollars and delinquency

HSBC Finance Corporation

ratios for the credit card and auto finance portfolios and for total consumer-continuing operations excluding these receivables from all periods presented:

	2009				2008
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	(dollars are in millions)

Dollars of contractual delinquency excluding the sold auto finance and credit card receivables from all periods:
Auto finance	$252	$281	$298	$245	$537	$508	$441	$366
Credit card	1,211	1,242	1,280	1,503	1,447	1,377	1,256	1,330
Total consumer – continuing operations	12,290	15,454	14,947	15,222	15,165	12,652	11,276	11,250
Delinquency ratio excluding the sold auto finance and credit card receivables from all periods:
Auto finance	5.62%	5.46%	5.11%	3.70%	7.25%	5.98%	4.63%	3.75%
Credit card	10.41	10.33	10.20	11.22	10.12	9.24	8.38	8.42
Total consumer – continuing operations	14.27%	16.40%	15.08%	14.58%	13.87%	11.08%	9.40%	9.00%

(4)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio.

(5)	The December 2009 Charge-off Policy Changes as discussed above, have resulted in an acceleration of charge-off for certain real estate secured and personal non-credit card receivables which impacted dollars of delinquency and delinquency ratio at December 31, 2009. Had these policy changes not occurred, real estate secured, personal non-credit card and total consumer dollars of delinquency and the delinquency ratio would have been as follows:

	December 31, 2009
	As	Excluding Policy
	Reported	Changes

	(dollars are in millions)

Dollars of contractual delinquency:
Real estate secured	$9,395	$11,797
Personal non-credit card	1,432	2,503
Total consumer-continuing operations	12,290	15,763
Delinquency ratio:
Real estate secured	15.78%	19.05%
Personal non-credit card	13.65	21.66
Total consumer-continuing operations	14.27	17.59

(6)	At December 31, 2009, real estate secured delinquency includes $3.3 billion of receivables that are carried at the lower of cost or net realizable value.

Dollars of delinquency at December 31, 2009 was positively impacted by the December 2009 Charge-off Policy Changes discussed above which resulted in incremental charge-offs in the fourth quarter of 2009 and a corresponding decrease in dollars of delinquency of $3.5 billion. Excluding the impact to delinquency resulting from this charge-off policy change, dollars of delinquency increased $309 million in the fourth quarter of 2009 driven largely by higher real estate secured receivable delinquency, partially offset by lower dollars of delinquency in our auto finance, credit card and personal non-credit card receivable portfolios. Excluding the impact of the December 2009 Charge-off Policy Changes, the increase in dollars of delinquency in our real estate secured receivable portfolio reflects portfolio seasoning, lower modification levels, higher unemployment rates and continued weakness in the housing and mortgage industry. Also contributing to the increase were backlogs in foreclosure proceedings and actions by local governments and certain states which resulted in delays in processing foreclosures. The majority of the real estate secured receivable delinquency increase was in the Consumer Lending portion of our portfolio, primarily in first lien originations in 2006 to 2008. The increases in dollars of delinquency for real estate secured receivables were partially offset by lower receivable levels, including continued maturation of a liquidating portfolio. Excluding the reduction to personal non-credit card dollars of delinquency of $1.1 billion resulting from the December 2009 Charge-off Policy Changes, dollars of contractual delinquency for our credit card, auto finance and personal non-credit card receivables decreased during the fourth quarter of 2009. Lower dollars of contractual delinquency in our credit card and personal non-credit card receivable portfolios reflect higher levels of personal

HSBC Finance Corporation

bankruptcy filings earlier in 2009 and lower receivable levels. Additionally, we believe the decrease in dollars of delinquency in our credit card and personal non-credit card receivable portfolios is, in part, a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios and, as it relates to credit card receivables, lower customer spending. Lower delinquency levels for our personal non-credit card and auto finance receivable portfolios also reflect the continued maturation of liquidating portfolios.

Delinquency levels for all products as compared to the prior quarter were negatively impacted by the following:

•	Seasonal trends for higher delinquency levels in the second half of the year;

•	Continued weakness in the U.S. economy; and

•	Higher unemployment rates during the fourth quarter of 2009;

Excluding the decrease in delinquency associated with the December 2009 Charge-off Policy Change, our delinquency ratio at December 31, 2009 increased 119 basis points as compared to September 30, 2009 largely due to higher delinquency levels in our real estate secured receivable portfolio and lower receivable levels for all products. Although dollars of delinquency in our auto finance, credit card and personal non-credit card receivable portfolio declined, the delinquency ratio for these products increased as the receivables related to these portfolios declined at a faster pace than delinquencies. Lower receivable levels reflect lower origination volumes due to changes in our product offerings, including the discontinuation of auto finance originations and the cessation of all Consumer Lending originations as well as lower consumer spending, partially offset by a decline in loan prepayments for our real estate secured receivables.

Excluding the decrease in delinquency associated with the December 2009 Charge-off Policy Changes, dollars of delinquency increased $137 million and our delinquency ratio increased 507 basis points as compared to December 31, 2008. This increase was primarily due to higher delinquency levels in our Consumer Lending real estate secured receivable portfolio as discussed above. Additionally, the trend in dollars of contractual delinquency and delinquency ratios for our credit card and auto finance receivable portfolios were also significantly impacted by the sale of the GM and UP Portfolios and certain auto finance receivables to HSBC Bank USA in January 2009 as discussed in Note 3 in the table above.

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables The following table summarizes net charge-off of consumer receivables both in dollars and as a percent of average consumer receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, for periods following the transfer to the held for sale classification, the receivables are no longer included in average consumer receivable balance as such loans are carried at the lower of cost or fair value and there are no longer any charge-offs reported associated with these receivables.

	2009					2008					2007
	Full	Quarter Ended(5)				Full	Quarter Ended(5)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net charge-off dollars:
Continuing operations:
Real estate secured(1)(2)(6)	$6,598	$3,485	$1,053	$1,081	$979	$4,270	$951	$1,178	$1,175	$966	$2,127
Auto finance(3)	562	101	112	102	247	680	213	173	135	159	515
Credit card(3)	2,179	536	532	612	499	2,778	619	652	774	733	2,080
Private label(4)	-	-	-	-	-	29	5	7	8	9	36
Personal non-credit card(6)	3,813	1,724	703	723	663	2,253	572	621	562	498	1,518

Total consumer – continuing operations(4)	13,152	5,846	2,400	2,518	2,388	10,010	2,360	2,631	2,654	2,365	6,276
Discontinued operations	-	-	-	-	-	265	29	48	87	101	440

Total consumer(6)	$13,152	$5,846	$2,400	$2,518	$2,388	$10,275	$2,389	$2,679	$2,741	$2,466	$6,716

Net charge-off ratio:
Continuing operations:
Real estate secured(1)(2)(6)	9.85%	22.09%	6.40%	6.33%	5.54%	5.47%	5.22%	6.22%	5.85%	4.64%	2.37%
Auto finance(3)	9.90	9.37	8.87	6.51	13.88	5.94	10.48	5.68	4.29	4.94	4.10
Credit card(3)	18.20	18.84	17.95	20.77	15.48	12.00	17.02	13.06	10.85	9.91	7.32
Private label(4)	-	-	-	-	-	29.61	29.76	33.63	29.23	27.36	16.56
Personal non-credit card(6)	27.96	57.54	21.46	20.35	17.37	13.46	14.49	15.19	13.18	11.23	8.28

Total consumer – continuing operations(3)	13.38	25.75	10.02	10.01	9.02	7.73	8.47	8.47	7.66	6.59	4.20
Discontinued operations	-	-	-	-	-	4.34	5.03	4.79	4.33	4.02	4.47

Total consumer(6)	13.38%	25.75%	10.02%	10.01%	9.02%	7.58%	8.40%	8.35%	7.47%	6.42%	4.22%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables – continuing operations(6)	10.14%	22.24%	6.58%	6.56%	6.14%	5.91%	5.64%	6.62%	6.17%	5.25%	2.74%

HSBC Finance Corporation

(1)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables for our Mortgage Services and Consumer Lending businesses are as follows:

	2009					2008					2007
	Full	Quarter Ended				Full	Quarter Ended				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$2,204	$1,126	$331	$355	$392	$1,391	$301	$421	$389	$280	$521
Second lien	1,052	353	247	259	193	1,653	333	420	474	426	1,018

Total Mortgage Services	$3,256	$1,479	$578	$614	$585	$3,044	$634	$841	$863	$706	$1,539

Consumer Lending:
First lien	$2,152	$1,500	$233	$234	$185	$555	$134	$154	$143	$124	$332
Second lien	1,190	506	242	233	209	671	183	183	169	136	256

Total Consumer Lending	$3,342	$2,006	$475	$467	$394	$1,226	$317	$337	$312	$260	$588

Net charge-off ratio:
Mortgage Services:
First lien	11.35%	24.89%	6.96%	7.16%	7.56%	5.82%	5.58%	7.37%	6.25%	4.24%	1.60%
Second lien	28.72	43.84	28.09	27.02	18.83	30.52	29.01	33.05	33.45	26.90	12.15

Total Mortgage Services	14.11%	27.75%	10.27%	10.38%	9.42%	10.38%	9.67%	12.04%	11.29%	8.62%	3.77%

Consumer Lending:
First lien	5.60%	16.33%	2.46%	2.39%	1.85%	1.31%	1.32%	1.48%	1.33%	1.14%	0.79%
Second lien	21.93	40.61	18.20	16.59	14.45	10.41	12.15	11.59	10.20	7.95	3.79

Total Consumer Lending	7.62%	19.23%	4.39%	4.18%	3.44%	2.52%	2.72%	2.81%	2.50%	2.06%	1.20%

As previously discussed, the December 2009 Charge-off Policy Changes as discussed above, has significantly impacted these ratios. Had these charge-offs not been accelerated, net charge-off dollars and ratio for the quarter ended December 31, 2009 and for the full year 2009 would have been as follows:

	As Reported		Excluding Policy Changes
		Qtr Ended		Qtr Ended
	Full year 2009	Dec. 31, 2009	Full year 2009	Dec. 31, 2009

Net charge-off dollars:
Mortgage Services:
First lien	$2,204	$1,126	$1,397	$319
Second lien	1,052	353	880	181

Total Mortgage Services	$3,256	$1,479	$2,277	$500

Consumer Lending:
First lien	$2,152	$1,500	$991	$339
Second lien	1,190	506	928	244

Total Consumer Lending	$3,342	$2,006	$1,919	$583

Net charge-off ratio:
Mortgage Services:
First lien	11.35%	24.89%	7.19%	7.05%
Second lien	28.72	43.84	24.02	22.48

Total Mortgage Services	14.11%	27.75%	9.86%	9.38%

Consumer Lending:
First lien	5.60%	16.33%	2.58%	3.69%
Second lien	21.93	40.61	17.10	19.58

Total Consumer Lending	7.62%	19.23%	4.38%	5.59%

HSBC Finance Corporation

(2)	Net charge off dollars and the net charge-off ratio for ARM loans are as follows:

	2009					2008					2007
	Full	Quarter Ended				Full	Quarter Ended				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net charge-off dollars – ARM Loans	$2,114	$1,070	$311	$341	$392	$1,705	$322	$453	$452	$478	$802
Net charge-off ratio – ARM Loans	18.51%	40.52%	10.73%	11.10%	12.03%	11.29%	9.30%	12.10%	11.06%	12.29%	14.87%

As previously discussed, the December 2009 Charge-off Policy Changes has significantly impacted these ratios. Had these policy changes not occurred, net charge-off dollars and ratio for ARM loans would have been $285 million and 10.79 percent for the quarter ended December 31, 2009 and $1,329 million and 11.64 percent for the full year 2009.

(3)	The trend in net charge-off dollars and ratios for our auto finance and credit card receivable portfolios was significantly impacted by the sale of certain non-delinquent auto finance receivables as well as the sale of our GM and UP Portfolios to HSBC Bank USA in January 2009. The following table presents on a proforma basis, the net charge-off dollars and the net charge-off ratio for the auto finance and credit card receivable portfolios and for total consumer-continuing operations excluding these receivables from all periods presented.

	2009					2008					2007
	Full	Quarter Ended(4)				Full	Quarter Ended(4)				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net Charge-off Dollars excluding the sold auto finance and credit card receivables:
Auto finance	$562	$101	$112	$102	$247	$680	$213	$173	$135	$159	$515
Credit card	2,179	536	532	612	499	2,267	584	553	581	549	1,505
Total consumer – continuing operations	13,152	5,846	2,400	2,518	2,388	9,499	2,325	2,532	2,461	2,181	5,701
Net Charge-off Ratio excluding the sold auto finance and credit card receivables:
Auto finance	9.90%	9.37%	8.87%	6.51%	13.88%	7.39%	10.48%	7.53%	5.63%	6.44%	5.38%
Credit card	18.20	18.84	17.95	20.77	15.48	15.51	18.71	16.04	14.81	13.29	9.98
Total consumer – continuing operations	13.38	25.75	10.02	10.01	9.02	8.00	8.50	8.80	8.02	6.53	4.28

(4)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio.

(5)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(6)	The December 2009 Charge-off Policy Changes as discussed above, have resulted in an acceleration of charge-off for certain real estate secured and personal non-credit card receivables during December 2009. Had these charge-offs not been accelerated, net charge-off dollars, the net charge-off ratio and real estate charge-offs and REO expense as a percentage of average real estate secured receivables would have been as follows:

HSBC Finance Corporation

	As Reported		Excluding Policy Changes
	Full year	Qtr Ended	Full year	Qtr Ended
	2009	Dec. 31, 2009	2009	Dec. 31, 2009

Net charge-off dollars:
Real estate secured	$6,598	$3,485	$4,196	$1,083
Personal non-credit card	3,813	1,724	2,742	653
Total consumer – continuing operations	13,152	5,846	9,679	2,373
Net charge-off ratio:
Real estate secured	9.85%	22.09%	6.26%	6.87%
Personal non-credit card	27.96	57.54	20.11	21.82
Total consumer – continuing operations	13.38	25.75	9.85	10.46
Real estate charge-offs and REO expense as a percentage of average real estate secured receivables – continuing operations	10.14%	22.24%	6.56%	7.02%

Our net charge-off ratio for continuing operations for the fourth quarter and full year 2009 was significantly impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables as discussed above, which resulted in $2.4 billion and $1.1 billion of incremental real estate secured and personal non-credit card receivable charge-offs during the fourth quarter of 2009. Excluding the impact of these policy changes, our net charge of ratio remained higher, increasing 212 basis points for the full year of 2009 as compared to the full year of 2008 due to lower average consumer receivables, partially offset by lower overall dollars of net charge-offs as receivables declined at a faster rate than dollars of net charge-offs. Lower average consumer receivables reflect lower origination volumes due to changes in our product offerings, including the discontinuation of auto finance originations and the cessation of all Consumer Lending originations as well as lower consumer spending, partially offset by a decline in loan prepayments for our real estate secured receivables.

Excluding the incremental charge-offs associated with the December 2009 Charge-off Policy Changes, with the exception of personal non-credit card receivables, all products reported lower dollars of charge-offs for the full year 2009 as compared to the prior year. Lower dollars of real estate receivable net charge-off was driven by our Mortgage Services business as the portfolio continues to liquidate including lower charge-off of second lien loans which generally have higher loss severities than first lien loans. This decrease was partially offset by higher dollars of net charge-offs for Consumer Lending real estate secured receivables due to the continued weakness in the U.S. economy and higher loss severities. Dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending businesses were impacted by the volume of receivable re-ages and modifications, as well as continuing delays in processing foreclosures as discussed above, partially offset by higher loss severities. Lower dollars of charge-off in our credit card receivable portfolio reflect the impact of lower receivable levels as previously discussed, partially offset by lower recovery rates on defaulted receivables. Net charge-off dollars and ratios for our credit card receivable portfolio were also impacted by the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively, as discussed in Note 3 to the table above. Lower charge-offs in our auto finance portfolio reflect improvements in loss severities from continuing improvement in pricing for used vehicles as well as lower receivable levels as the portfolio continues to liquidate. Higher dollars of net charge-offs for personal non-credit card receivables (excluding the impact of the December 2009 Charge-off Policy Changes) reflects higher levels of bankruptcy filings as well as the impact of the higher delinquency levels we experienced in late 2008 that have migrated to charge-off during 2009, partially offset by lower receivable levels as the portfolio continues to liquidate.

Dollars of net charge-offs for all products in 2009 were negatively impacted by the following:

•	Continued weakness in the U.S. economy and housing markets;

•	Higher unemployment rates:

•	Higher levels of personal bankruptcy filings; and

•	Portfolio seasoning.

HSBC Finance Corporation

For our credit card portfolio, the impact from the items above has been the highest for customers who are also homeowners and typically carry higher balances.

Net charge-offs ratios for continuing operations increased 353 basis points for the full year of 2008 as compared to the full year of 2007 due to higher dollars of net charge-offs and lower average consumer receivables as discussed above. Additionally, the transfer of $17.7 billion at the date of transfer of auto finance and credit card receivables to receivables held for sale had a significant impact on the charge-off trends for these products. See Note 3 to the table for trends excluding these receivables. The increase in the net charge-off ratio was partially offset due to run-off and charge-off of second lien loans which resulted in a higher percentage of first lien Mortgage Services loans, which generally have lower loss severities than second lien loans.

Higher dollars of net charge-offs during 2008 were primarily in our real estate secured, credit card and personal non-credit card portfolios as a result of the following:

•	Higher delinquency levels migrating to charge-off due to:

–	Continued deterioration in the U.S economy and housing markets, including marked decreases in home values in certain markets;

–	Significantly higher unemployment rates; and

–	Portfolio seasoning;

•	Higher levels of bankruptcy filings; and

•	Higher loss severities for secured receivables.

Real estate charge-offs and REO expense as a percent of average real estate secured receivables was impacted by incremental real estate secured receivable charge-offs of $2.4 billion during the fourth quarter of 2009 as a result of the December 2009 Charge-off Policy Changes. Excluding these incremental charge-offs, real estate charge-offs and REO expense as a percent of average real estate secured receivables remained higher in 2009 largely due to real estate secured receivables decreasing at a faster pace than charge-offs, as discussed above. This was partially offset by the impact of lower REO expense during 2009 due to lower levels of owned REO properties as a result of the backlogs and delays in foreclosure proceedings previously discussed as well as lower losses on sales of REO properties reflecting the stabilization of home prices which occurred during the second half of 2009 and less deterioration in value between the date we take title to the property and when the property is ultimately sold. Real estate charge-offs and REO expense as a percent of average real estate secured receivables increased in 2008 primarily due to higher charge-offs in our real estate secured portfolios as discussed above, as well as higher REO expense in 2008 due to higher levels of owned REO properties and higher losses on sales due to home value depreciation.

HSBC Finance Corporation

Nonperforming Assets Nonperforming assets are summarized in the following table.

At December 31,	2009	2008	2007

	(dollars are in millions)

Continuing operations:
Nonaccrual receivables(1)	$8,206	$10,641	$7,322
Nonaccrual receivables held for sale	39	33	27
Accruing consumer receivables 90 or more days delinquent(2)	890	829	1,240
Accruing consumer receivables 90 or more days delinquent held for sale(2)	-	504	-

Total nonperforming receivables	9,135	12,007	8,589
Real estate owned	592	885	1,008

Total nonperforming assets – continuing operations	9,727	12,892	9,597
Discontinued operations	-	-	491

Total nonperforming assets(4)	$9,727	$12,892	$10,088

Credit loss reserves as a percent of nonperforming receivables — continuing operations(3)(5)	101.8%	108.2%	121.2%

(1)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgement, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

The following table shows the components of the nonaccrual receivables for the periods presented. Additionally, for 2009 it includes nonaccrual receivables before the December 2009 Charge-off Policy Changes and as reported:

	2009
	Before Policy	As
At December 31,	Change	Reported	2008	2007

Real estate secured:
Closed-end:
First lien	$8,263	$6,298	$6,419	$3,556
Second lien	840	510	931	801
Revolving:
First lien	5	2	8	19
Second lien	283	179	314	349

Total real estate secured	9,391	6,989	7,672	4,725
Auto finance	219	219	537	480
Private label	-	-	12	25
Personal non-credit card	2,069	998	2,420	2,092

Total nonaccrual receivables	$11,679	$8,206	$10,641	$7,322

(2)	Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes credit card receivables.

(3)	Ratio excludes nonperforming loans associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(4)	Total nonperforming assets were impacted by the increase in charge-offs resulting from the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit cards. Excluding these incremental charge-offs, total nonperforming assets would have been $13.2 billion at December 31, 2009.

(5)	Excluding the impact of the December 2009 Charge-off Policy Changes, credit loss reserves as a percentage of nonperforming receivables – continuing operations would have been 101.3 percent at December 31, 2009.

Total nonperforming receivables decreased at December 31, 2009 due to the impact of the December 2009 Charge-off Policy Changes as previously discussed, which resulted in incremental real estate secured and personal non-credit card receivable charge-offs of $2.4 billion and $1.1 billion, respectively, which otherwise would have been

HSBC Finance Corporation

reported as nonperforming. Excluding the impact of these incremental charge-offs, total nonperforming receivables increased at December 31, 2009 primarily reflecting higher delinquency levels for real estate secured receivables in our Consumer Lending business at December 31, 2009 as previously discussed, partially offset by lower levels of accruing consumer receivables 90 or more days delinquent as a result of the sale of the GM and UP Portfolios in January 2009 and lower levels of auto finance and personal non-credit card nonperforming receivables due to lower receivable levels. Lower levels of real estate owned at December 31, 2009 reflects continuing local government delays in foreclosure activities as previously discussed.

Real estate secured nonaccrual loans includes stated income loans at our Mortgage Services business of $683 million, $1.3 billion and $1.2 billion at December 31, 2009, 2008 and 2007, respectively.

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

At December 31,	2009	2008	2007

	(in millions)

Real estate secured	$1,607	$848	$129
Auto finance	20	18	16
Credit card	36	-	-
Personal non-credit card	106	11	11

Total	$1,769	$877	$156

Non-accrual TDR Loans reported in 2009 reflect the impact of the December 2009 Charge-off Policy Changes as well as enhanced tracking capabilities under which certain loans previously not reported as TDR Loans are now reported as such. See Note 7, “Receivables,” to our accompanying consolidated financial statements for further details regarding TDR Loan balances reported in 2009.

Credit Loss Reserves We maintain credit loss reserves to cover probable inherent losses of principal, accrued interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio

HSBC Finance Corporation

seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios in developing our overall loss reserve estimate, including reserves to nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-over contractual delinquency and months coverage ratios. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

In establishing reserve levels, given the continuing housing market trends in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For some of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. The current housing market trends are exacerbated by the current economic downturn, including rising levels of unemployment. As a result, the impact of these industry trends on our portfolio has worsened, resulting in higher charge-off in our receivable portfolio. It is generally believed that a sustained recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until well into 2010 or beyond. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

The following table summarizes credit loss reserves for our continuing operations for the periods indicated:

At December 31,	2009		2008	2007	2006	2005

	(dollars are in millions)

Credit loss reserves	$9,264	(3)	$12,415	$10,413	$6,241	$4,209
Reserves as a percentage of:
Receivables	10.82	%(3)	11.47%	7.15%	4.13%	3.22%
Net charge-offs(1)	70.4	(3)	130.7	165.9	156.9	131.0	(2)
Nonperforming loans(1)	101.8	(3)	108.2	121.2	116.4	112.8
Two-months-and-over contractual delinquency	75.4	(3)	79.5	93.0	89.9	87.4

(1)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(2)	The acquisition of Metris in December 2005 positively impacted this ratio. Reserves as a percentage of net charge-offs at December 31, 2005, excluding Metris was 118.2 percent.

HSBC Finance Corporation

(3)	The December 2009 Charge-off Policy Changes as discussed above, have resulted in an acceleration of charge-off for certain real estate secured and personal non-credit card receivables. Had these charge-offs not been accelerated, credit loss reserves and the related ratios would have been as follows:

	As	Excluding
December 31, 2009	Reported	Policy Change

Credit loss reserves	$9,264	$12,736
Reserves as a percentage of:
Receivables	10.82%	14.29%
Net charge-offs(1)	70.4	131.6
Nonperforming loans(1)	101.8	101.3
Two-months-and-over contractual delinquency	75.4	80.8

Credit loss reserves decreased significantly in 2009, largely as a result of the December 2009 Charge-off Policy Changes which reduced loss reserve levels by $3.5 billion. Excluding the impact of this policy change, reserve levels would have increased modestly to $12.7 billion in 2009, driven by higher loss estimates for Consumer Lending real estate secured receivables driven by higher delinquency levels and the impact of higher real estate secured troubled debt restructurings and higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Excluding the impact of the December 2009 Charge-off Policy Changes, we recorded provision in excess of charge-off of $385 million in 2009. Excluding the impact of the December 2009 Charge-off Policy Changes, with the exception of our Consumer Lending real estate secured receivable portfolio, credit loss reserves were lower for all products as compared to December 31, 2008 reflecting lower dollars of delinquency and lower receivable levels in our Mortgage Services real estate secured, credit card, personal non-credit card and auto finance receivable portfolios as previously discussed. The decrease in credit loss reserves also reflects lower loss estimates in our credit card receivable portfolio due to more stable credit conditions and an improved outlook for future losses as the impact of higher unemployment rates on losses has not been as severe as previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. The decrease also reflects lower loss estimates in our Mortgage Services portfolio as this portfolio, which ceased all receivable originations in 2007, continues to liquidate and contains a higher percentage of first lien receivables. These decreases were partially offset by higher credit loss reserves in our Consumer Lending real estate secured receivable portfolio due to continued deterioration in the U.S economy and housing markets, significantly higher unemployment rates, portfolio seasoning, higher loss severities and delays in processing foreclosures for real estate secured receivables as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. Prior to the acceleration of charge-offs in December 2009, delays in processing foreclosures for real estate secured receivables resulted in significantly higher late stage delinquency since December 31, 2008. This was partially offset by an improved outlook for current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have begun to stabilize.

Credit loss reserve levels in 2009 reflect higher loss estimates related to TDR Loans. We use certain assumptions and estimates to compile our TDR balances and future cash flow estimates. In the fourth quarter of 2009, we received updated performance data on loan modifications which included activity associated with the recent increases in volume since late 2008 through mid-2009. Based on this data, we completed an update of the assumptions reflected in the cash flow models used to estimate credit losses associated with TDR Loans, including payment speeds and default rates. The update of these assumptions resulted in an increase to the provision for credit losses and an increase in the component of credit loss reserves specifically related to TDR of approximately $400 million net of reclassifications from other components of credit loss reserves.

Overall credit loss reserves in 2009 were impacted by a combination of the following factors:

•	Higher early stage delinquency for later vintage Consumer Lending real estate secured receivable originations;

•	Continued deterioration of the U.S. economy and housing markets;

HSBC Finance Corporation

•	Higher unemployment rates;

•	Higher personal bankruptcy filings;

•	Portfolio seasoning; and

•	For our real estate secured receivable portfolio, a higher percentage of first lien receivables which resulted in a decrease in reserve levels.

At December 31, 2009 and going forward, credit loss estimates for our credit card receivable portfolio relate primarily to non-prime credit card receivables as a result of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The credit quality of the non-prime credit card portfolio has deteriorated at a lower rate relative to our GM and UP Portfolios which were sold to HSBC Bank USA in January 2009. The continued deterioration of the housing markets in the U.S. has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who are, on the whole, demonstrating a better payment history on their loans than homeowners in the portfolio as a whole. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through December 31, 2009 increases in unemployment rates have resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. However, there can be no certainty that these trends will continue.

Credit loss reserves at December 31, 2008 increased significantly as compared to December 31, 2007 as we recorded loss provision in excess of net charge-offs of $3.0 billion (excluding additional provision recorded as part of the lower of cost or fair value adjustment recorded on receivables transferred to held for sale). The increase was primarily as a result of the following:

•	Higher delinquency and credit loss estimates in our real estate secured, credit card and personal non-credit card receivable portfolios;

•	Continued deterioration of the U.S economy and housing markets;

•	Significantly higher unemployment rates;

•	Portfolio seasoning;

•	Higher personal bankruptcy filings; and

•	Delays in foreclosure activity as discussed above.

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

HSBC Finance Corporation

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

Reserves as a percentage of receivables were lower as compared to December 31, 2008 as a result of the December 2009 Charge-off Policy Changes described above. Excluding the impact of the December 2009 Charge-off Policy Changes, reserves as a percentage of receivables increased 282 basis points at December 31, 2009, due to the lower receivable levels discussed above as well as the impact of additional reserve requirements in our Consumer Lending business due to higher delinquency levels in our real estate secured receivable portfolios resulting from the current economic conditions and backlogs in foreclosure proceedings and actions by local governments and certain states which have resulted in delays in processing foreclosures. Also contributing to the increase was the impact of higher real estate secured troubled debt restructures including higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Additionally, as compared to December 31, 2008, reserves as a percentage of receivables (excluding the December 2009 Charge-off Policy Changes) were higher as a result of a shift in mix to higher levels of non-prime credit card receivables which carry a higher reserve requirement than prime credit card receivables. Reserves as a percentage of receivables at December 31, 2008 were higher than at December 31, 2007 due to the impact of additional reserve requirements as discussed above. Additionally, reserves as a percentage of receivables at December 31, 2008 was impacted in 2008 by the transfer of receivables, with an outstanding principal balance of $19.3 billion at the time of transfer, to receivables held for sale as these were primarily current receivables with lower associated reserves at the time of transfer. Reserves as a percentage of receivables at December 31, 2007 were higher than at December 31, 2006 due to the impact of additional reserve requirements primarily in our Mortgage Services, Consumer Lending and Card and Retail Services business as a result of the deterioration of the marketplace conditions in 2007. Reserves as a percentage of receivables at December 31, 2006 were higher than at December 31, 2005 due to the impact of the additional reserve requirements in our Mortgage Services business, partially offset by lower levels of personal bankruptcy filings in the United States and a reduction in the estimated loss exposure estimates relating to Hurricane Katrina.

Reserves as a percentage of net charge-offs in 2009 were significantly lower as compared to December 31, 2008 largely as a result of the December 2009 Charge-off Policy Changes described above. Excluding the impact of the December 2009 Charge-off Policy Changes, reserves as a percentage of net charge-offs increased 90 basis points in 2009 as compared to 2008 as the increase in reserve requirements in our Consumer Lending business discussed above outpaced the increase in charge-offs in our Consumer Lending real estate secured receivable portfolio largely due to the delays and backlogs in foreclosure proceedings discussed above. Reserves as a percentage of net charge-offs were lower in 2008 than 2007 as the increase in charge-offs outpaced the increase in reserve levels. This is primarily due to a significant increase in reserves during 2007 due to growing delinquency in our Consumer Lending and Mortgage Services real estate secured portfolios which migrated to charge-off in 2008. This decrease in 2008 was partially offset by the impact of the transfer of $1.4 billion of credit loss reserves to receivables held for sale as previously discussed. Reserves as a percentage of net charge-offs were higher in 2007 as the increase in reserve levels outpaced the increase in net charge-off during the year primarily due to the significant increases in reserve levels in 2007 as discussed above. Reserves as a percentage of net charge-offs increased in 2006 as compared to 2005 as reserve levels grew more rapidly than charge-offs primarily due to the higher charge-offs expected in 2007 related to the deterioration in certain mortgage loans acquired in 2005 and 2006.

HSBC Finance Corporation

Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) were lower as compared to December 31, 2008 as the majority of the increase in non-performing loans was in the first lien portion of Consumer Lending’s real estate secured receivable portfolio. First lien real estate secured receivables typically carry lower reserve requirements than second lien real estate secured and unsecured receivables. The decrease also reflects the impact of lower levels of nonperforming credit card receivables as a result of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) decreased in 2008 as compared to 2007 as the majority of the increase in nonperforming loans was from the first lien real estate secured receivable portfolios in our Consumer Lending and Mortgage Services businesses which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables. Reserves as a percentage of nonperforming loans increased in 2007 as reserve levels increased at a higher rate than the increase in nonperforming loans driven by higher loss estimates in our Consumer Lending and Mortgage Services business and in our credit card receivable portfolios due to the marketplace and broader economic conditions. Reserves as a percentage of nonperforming loans increased in 2006 attributable to higher reserve levels primarily as a result of higher loss estimates in our Mortgage Services business.

Reserves as a percentage of two-months-and-over contractual delinquency (excluding delinquency on receivables held for sale which do not have any associated reserves) were significantly lower as compared to December 31, 2008 as a result of the December 2009 Charge-off Policy Changes described above. Excluding the impact of the December 2009 Charge-off Policy Changes, reserves as a percentage of two-months-and-over contractual delinquency in 2009 increased 130 basis points due the increase in reserve requirements in our Consumer Lending business discussed above, partially offset by the lower dollars of delinquency for Mortgage Services real estate secured, credit card, auto finance and personal non-credit card receivables. Reserves as a percentage of two-months-and-over contractual delinquency (excluding delinquency on receivables held for sale which do not have any associated reserves) were 80.6 percent and 93.2 percent at December 31, 2008 and 2007, respectively. The decrease in 2008 reflects the shift to significantly higher levels of contractually delinquent first lien real estate secured receivables which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product during the years ended December 31, 2009, 2008 and 2007:

	Real Estate Secured					Personal
	First	Second	Auto	Credit	Private	Non-Credit	Comm’l
	Lien	Lien	Finance	Card	Label	Card	and Other	Total

	(in millions)

Year ended December 31, 2009:
Balances at beginning of period	$4,998	$2,115	$401	$2,249	$-	$2,652	$-	$12,415
Provision for credit losses	3,354	1,557	399	1,746	-	3,009	-	10,065
Charge-offs(1)	(4,381)	(2,282)	(639)	(2,385)	-	(4,040)	-	(13,727)
Recoveries	26	40	77	206	-	226	-	575

Net charge-offs	(4,355)	(2,242)	(562)	(2,179)	-	(3,814)	-	(13,152)
Receivables transferred to held for sale	-	-	(64)	-	-	-	-	(64)

Balance at end of period	$3,997	$1,430	$174	$1,816	$-	$1,847	$-	$9,264

Year ended December 31, 2008:
Balance at beginning of period	$2,350	$2,604	$286	$2,635	$26	$2,511	$1	$10,413
Provision for credit losses	4,684	1,978	1,036	3,334	18	2,380	-	13,430
Charge-offs	(1,956)	(2,362)	(753)	(3,147)	(35)	(2,474)	(1)	(10,728)
Recoveries	10	39	72	368	7	222	-	718

Net charge-offs	(1,946)	(2,323)	(681)	(2,779)	(28)	(2,252)	(1)	(10,010)
Receivables transferred to held for sale	(80)	(144)	(240)	(944)	-	-	-	(1,408)
Release of credit loss reserves related to loan sales	(10)	-	-	-	-	-	-	(10)

Balance at end of period	$4,998	$2,115	$401	$2,246	$16(2)	$2,639	$-	$12,415

Year ended December 31, 2007:
Balances at beginning of period	$1,343	$1,022	$261	$1,864	$38	$1,712	$1	$6,241
Provision for credit losses	1,882	2,856	540	2,851	24	2,317	-	10,470
Charge-offs	(899)	(1,300)	(595)	(2,463)	(45)	(1,729)	-	(7,031)
Recoveries	46	26	80	383	9	211	-	755

Net charge-offs	(853)	(1,274)	(515)	(2,080)	(36)	(1,518)	-	(6,276)
Release of credit loss reserves related to loan sales	(22)	-	-	-	-	-	-	(22)

Balance at end of period	$2,350	$2,604	$286	$2,635	$26	$2,511	$1	$10,413

(1)	Includes $2.0 billion for first lien real estate secured receivables, $434 million for second lien real estate secured receivables and $1.1 billion for personal non-credit card receivables related to the December 2009 Charge-off Policy Changes.
(2)	As discussed above, in the first quarter of 2009, we began reporting our liquidating private label receivable portfolio, which consists primarily of the liquidating retail sales contracts in our Consumer Lending business, prospectively within our personal non-credit card portfolio. Accordingly, beginning in the first quarter of 2009, we have also begun reporting the associated credit loss reserves for these receivables with the appropriate receivable product, primarily personal non-credit card receivables.

See the “Analysis of Credit Loss Reserves Activity,” “Reconciliations to U.S. GAAP Financial Measures” and Note 9, “Credit Loss Reserves,” to the accompanying consolidated financial statements for additional information regarding our loss reserves.

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

HSBC Finance Corporation

practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if economically expedient. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent.

As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices particularly in light of the current needs of our customers. In the past, the majority of our customers were best served by re-aging their loan either with or without a modification of the loan terms. More recently, we determined that certain customers may be better served by a modification of the loan terms, which may or may not also include a re-aging of the account. As a result of these reviews, beginning in the fourth quarter of 2006, we significantly increased our use of modifications in response to what we expected would be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, our Mortgage Services and Consumer Lending businesses actively use account modifications to modify the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently temporarily declined. We also expanded the use of a Foreclosure Avoidance Program for delinquent Consumer Lending customers designed to provide relief to qualifying homeowners through loan modification and/or re-aging.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices in our Mortgage Services business to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our Foreclosure Avoidance/Account Modification Programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program requires certain documentation as well as receipt of two qualifying payments before the account may be re-aged. As a result of the current marketplace conditions and our outlook for a slow return to more normal marketplace conditions, we increased the use of longer term modifications to provide assistance in accordance with the needs of our customers. Additionally, for Consumer Lending customers, prior to July 2008, receipt of one qualifying payment was required for a modified account before the account would be re-aged. During the first quarter of 2008, we began to offer this expanded program to customers who had contacted us and requested payment relief as well as for customers who had not qualified for assistance under one of the existing programs. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. In the second quarter of 2008, we established a pre-approved payment relief program for customers who may not yet have requested payment relief. In February 2009, we suspended this proactive relief program as we focused on other customer relief programs. During the third quarter of 2009, we increased certain of the documentation requirements for participation in these programs. By late 2009, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loan. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected to not participate in the U.S. Treasury sponsored programs as we believe our programs provide more meaningful assistance to our customers.

A loan modified under these programs is only included in the re-aging statistics table (“Re-age Table”) on page 101 if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

HSBC Finance Corporation

The following table summarizes loans modified under the Foreclosure Avoidance/Account Modification Programs during 2009, some of which may have also been re-aged:

	Number of		Outstanding Receivable
	Accounts Modified		Balance at Time of
	During 2009		Modification
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

(dollars are in billions)

Foreclosure Avoidance/Account Modification Programs(1)(2)	55,900	48,400	$8.0	$6.6

(1)	Includes all loans modified under these programs during 2009 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification.

Beginning in October 2006 we also established a program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate reset and payment reset that we expected would be negatively impacted by the rate adjustment. Under the Proactive ARM Reset Modification Program, we proactively contacted these customers and, as appropriate and in accordance with defined policies, we modified the loans allowing time for the customer to seek alternative financing or improve their individual situation. At the end of the modification period, we will re-evaluate the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, typically the modification may be extended for an additional twelve-month period at a time provided the customer demonstrates an ongoing need for assistance. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the Re-age Table. While this program is on-going, the volume of new modifications under the Proactive ARM Reset Modification Program has significantly decreased as we ceased offering ARM loans in 2007 and the majority of our existing ARM loan portfolio has passed the loan’s initial reset date. Since the inception of the Proactive ARM Reset Modification Program in October 2006, we have modified approximately 13,200 loans with an aggregate outstanding principal balance of $2.2 billion at the time of the modification.

As a result of the expansion of our modification and re-age programs in response to the marketplace condition previously described, modification and re-age volumes since January 2007 for real estate secured receivables have significantly increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 324,100 real estate secured loans with an aggregate outstanding principal balance of $38.4 billion at the time of modification and/or re-age under the Foreclosure Avoidance/Account Modification Programs and the Proactive ARM Modification Programs described above. These totals include approximately 57,100 real estate secured loans with an outstanding principal balance of $8.8 billion that received two or more modifications since January 2007. The following provides information about the post-modification performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
Status as of December 31, 2009	of Loans	Modification

Current or less than 30-days delinquent	47%	46%
30- to 59-days delinquent	10	11
60-days or more delinquent	20	24
Paid-in-full	5	5
Charged-off, transferred to real estate owned or sold	18	14

	100%	100%

In the first quarter of 2008, we also conducted a further strategic review of our receivable collection efforts. As a result, beginning late in the first quarter of 2008, we expanded our customer contact strategies in an effort to reach

HSBC Finance Corporation

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

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending(5)(6)	Services	Lending(5)(6)	Services

	(accounts are in thousands)		(dollars are in millions)

December 31, 2009:
Loans re-aged only	91.3	36.5	$7,779	$3,331
Loans modified only(2)	16.6	10.6	2,096	1,274
Loans modified and re-aged	67.5	53.1	8,805	6,917

Total loans modified and/or re-aged(3)	175.4	100.2	$18,680	$11,522

December 31, 2008:
Loans re-aged only	78.7	46.4	$6,955	$4,697
Loans modified only(2)	12.3	13.8	1,686	2,031
Loans modified and re-aged	43.8	33.8	5,876	4,906

Total loans modified and/or re-aged	134.8	94.0	$14,517	$11,634

December 31, 2007:
Loans re-aged only	78.7	50.5	$6,829	$5,353
Loans modified only(2)	1.3	8.5	122	1,360
Loans modified and re-aged	16.0	12.2	1,742	1,760

Total loans modified and/or re-aged	96.0	71.2	$8,693	$8,473

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve. For additional information related to our troubled debt restructurings, see Note 7, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

(3)	The following table provides information at December 31, 2009 regarding the delinquency status of loans granted modifications of loan terms and/or re-ages of the account:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

Current or less than 30-days delinquent	62%	64%	59%	65%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	25	27	24

	100%	100%	100%	100%

HSBC Finance Corporation

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(5)	Prior to June 30, 2009, the modification and re-age totals we reported for our Consumer Lending business excluded any modifications or re-ages related to the Consumer Lending purchased receivable portfolios. The information included in the table above at December 31, 2009 includes modifications and re-ages related to these purchased receivable portfolios. At December 31, 2009, approximately 11,300 accounts in the Consumer Lending purchased receivable portfolios have been modified and/or re-aged with an outstanding receivable balance of approximately $700 million.

(6)	Prior to July 2008, for Consumer Lending customers receipt of one qualifying payment was required before an account would be re-aged. Beginning in July 2008, receipt of two qualifying payments was generally required before an account would be re-aged.

We continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 81 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

Our re-aging policies and practices vary by product and are described in the table that follows and reflect the changes to our re-aging policies that were implemented in the third quarter of 2003 as well as revisions from the adoption of FFIEC charge-off and account management policies for our credit card receivables in December 2004. The fact that the re-aging criteria may be met for a particular account does not require us to re-age that account, and the extent to which we re-age accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account re-aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

In the policies summarized below for our continuing operations, “hardship re-ages” and “workout re-ages” refer to situations in which the payment and/or interest rate may be modified on a temporary or permanent basis. In each case, the contractual delinquency status is reset to current generally after two payments are made in accordance with the revised terms. “External debt management plans” refers to situations in which consumers receive assistance in negotiating or scheduling debt repayment through public or private agencies.

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

Real Estate – Consumer Lending	Real Estate – Mortgage Services(5),(6)

• Accounts whose borrowers agree to pay by automatic withdrawal are generally re-aged upon receipt of one qualifying payment after initial authorization for automatic withdrawal	• Accounts will generally not be eligible for re-age until nine months after origination • Qualifying accounts may be re-aged if less than 30 days delinquent

HSBC Finance Corporation

Re-aging Policies and Practices
Historical Re-aging Policies	Following Changes Implemented
and Practices(1),(2)	In the Third Quarter 2003 and in December 2004(1),(2)

Auto finance	Auto finance

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

• Accounts will be limited to one re-age every six months

• Accounts will be limited to four collection re-ages in a rolling sixty-month period

• Accounts will not be eligible for re-age until six months after origination

(1)	We employ account re-aging and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess re-aging criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account re-aging policies or practices provided in this table should be taken only as general guidance to the re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be re-aged, that every account meeting these criteria will in fact be re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

(2)	Historically, policy changes are not applied to the entire portfolio on the date of implementation but are applied to new, or recently originated or acquired accounts. However, the policies adopted in the third quarter of 2003 for the Mortgage Services business and the fourth quarter of 2004 for the domestic credit card portfolio were applied more broadly. The policy changes for the Mortgage Services business which occurred in the third quarter of 2003, unless otherwise noted, were generally applied to accounts originated or acquired after January 1, 2003 and the historical re-aging policies and practices are effective for all accounts originated or acquired prior to January 1, 2003. Implementation of this uniform policy had the effect of only counting re-ages occurring on or after January 1, 2003 in assessing re-age eligibility for the purpose of the limitation that no account may be re-aged more than four times in a rolling sixty-month period. These policy changes adopted in the third quarter of 2003 did not have a significant impact on our business model or results of operations as the changes are, in effect, phased in as receivables were originated or acquired. At December 31, 2009, $1.0 billion of receivables in our Mortgage Services business were subject to the historical re-aging policies and procedures as they were originated or acquired prior to January 1, 2003. For the adoption of FFIEC policies which occurred in the fourth quarter of 2004, the policies were effective immediately for all receivables in the domestic credit card portfolio. Other business units may also elect to adopt uniform policies in future periods.

(3)	In some cases, as part of the Consumer Lending Foreclosure Avoidance Program implemented in 2003, accounts could be re-aged on receipt of one qualifying payment. In the fourth quarter of 2006, this treatment was extended to accounts that qualified for the Mortgage Services account modification plan, as long as it had been at least six months since such account was originated, even if the account had been re-aged in the last twelve months. Such re-ages could be in addition to the four collection re-ages in a rolling sixty-month period. Accounts received these re-ages after proper verification of the customer’s ability to make continued payments, including the determination and verification of the customer’s financial situation. In June 2008, as a result of the expansion of the foreclosure avoidance/account modification programs, all programs require the receipt of two qualifying payments before the account can be re-aged. Prior to July 2008, certain customer’s accounts could be re-aged upon receipt of one qualifying payment.

(4)	Our Mortgage Services business implemented this policy for all accounts effective March 1, 2004. Effective January 1, 2008 for real estate overall, the program that allowed accounts whose borrowers agree to pay by automatic withdrawal to be re-aged upon receipt of one qualifying payment after initial authorization for automatic withdrawal was discontinued.

HSBC Finance Corporation

(5)	Prior to January 1, 2003, accounts that had made at least six qualifying payments during the life of the loan and that agreed to pay by automatic withdrawal were generally re-aged with one qualifying payment.

(6)	Prior to August 2006, Mortgage Services accounts could not be re-aged until nine months after origination and six months after the loan was acquired.

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

Re-age Table(1)

At December 31,	2009	2008

Never re-aged	61.6%	75.2%
Re-aged:
Re-aged in the last 6 months	12.2	9.7
Re-aged in the last 7-12 months	13.6	7.9
Previously re-aged beyond 12 months	12.6	7.2

Total ever re-aged	38.4	24.8

Total	100.0%	100.0%

Re-aged by Product(1)(3)

At December 31,	2009		2008

	(dollars are in millions)

Real estate secured(2)	$27,036	45.4%	$23,350	32.4%
Auto finance	2,021	45.0	2,450	23.5
Credit card	527	4.5	785	2.9
Private label	-	-	16	24.2
Personal non-credit card	3,678	35.1	4,408	28.3

Total	$33,262	38.4%	$31,009	24.8%

(1)	Excludes commercial and other.

(2)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

At December 31,	2009	2008

	(dollars are in millions)

Mortgage Services	$10,699	$10,016
Consumer Lending	16,337	13,334

Total real estate secured	$27,036	$23,350

(3)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

The overall increase in re-aged loans during 2009 was primarily in our real estate secured receivable portfolio reflecting our continuing efforts to work with our customers who, in our judgment, evidence continued payment probability, as well as changes to our collection strategies as described above. The increase in re-aged real estate

HSBC Finance Corporation

secured receivables was partially offset by the impact of the December 2009 Charge-off Policy Changes as many previously re-aged loans were charged-off. While the December 2009 Charge-off Policy Changes also had a significant impact on the re-age totals for personal non-credit card receivables, had the policy change not occurred re-aged personal non-credit card receivable would still have been lower as compared to the prior year as the outstanding balances continue to run-off. As we expect economic conditions, particularly unemployment, to continue to be challenging for our customers well into 2010, we anticipate re-aged real estate secured loans may increase in the future. At December 31, 2009 and 2008, $9.6 billion (29 percent of total re-aged loans in the Re-age Table) and $8.0 billion (26 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

When we use a customer account management technique, we may treat the account as being contractually current and will not reflect it as a delinquent account in our delinquency statistics. However, if the account subsequently experiences payment defaults, it will again become contractually delinquent. Re-aged accounts are specifically considered in the reserving process. We generally consider loan rewrites to involve an extension of a new loan, and such new loans are not reflected in our delinquency or re-aging statistics. Our account management actions vary by product and are under continual review and assessment to determine that they meet the goals outlined above.

The amount of receivables subject to forbearance, non-real estate secured receivable modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $153 million or .2 percent of receivables and receivables held for sale at December 31, 2009 and $141 million or .1 percent at December 31, 2008.

See “Credit Quality Statistics” for further information regarding owned basis delinquency, charge-offs and nonperforming loans.

Geographic Concentrations The following table reflects the percentage of consumer receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of December 31, 2009 as well as the unemployment rate for these states as of December 2009.

	Percentage of Portfolio
	Receivables			Percent of	Unemployment
	Credit	Real Estate		Total	Rates as of
	Cards	Secured	Other	Receivables	December 31, 2009(1)

California	11.3%	10.8%	7.1%	10.6%	12.4%
Florida	7.3	6.6	5.9	6.8	11.8
New York	7.4	6.6	6.7	6.5	9.0
Pennsylvania	4.1	5.6	6.2	5.3	8.9
Ohio	4.2	5.3	5.7	5.2	10.9

(1)	The U.S. national unemployment rate as of December 31, 2009 was 10.0 percent.

HSBC Finance Corporation

Because our underwriting, collections and processing functions are centralized, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Liquidity and Capital Resources

During both 2008 and 2009, financial markets were extremely volatile. Through the first half of 2009, term debt markets were extremely challenging. New issues attracted higher rates of interest than had historically been experienced and credit spreads for many issuers traded at historically wide levels. We began to experience improvements in liquidity in the second quarter of 2009 which continued through the end of the year. Credit spreads narrowed due to increased market confidence stemming largely from the various government actions taken to restore faith in the capital markets and stimulate the economy. As a result, credit markets stabilized in the latter half of 2009 permitting the issuance of unsecured term debt and selected categories of asset backed securities. .

HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In 2009 and 2008, HSBC Finance Corporation received cash dividends from its subsidiaries of $156 million and $306 million, respectively.

HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock and may pay dividends on its common stock. With the exception of the dividends we paid to our immediate parent, HINO, related to the capital associated with the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009, we did not pay any dividends on our common stock to HINO in 2009 or 2008. When paying dividends we will maintain our capital at levels that we perceive to be consistent with our current ratings either by limiting the dividends to or through capital contributions from our parent.

HSBC Finance Corporation manages all of its operations directly and in 2009, funded these businesses primarily through the collection of receivable balances; cash generated from operations, issuing commercial paper and medium-term debt; borrowing under secured financing facilities; selling consumer receivables and receiving capital contributions from our parent. HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. Our domestic medium-term notes are generally marketed through subsidiaries of HSBC. Medium-term debt may also be marketed through unaffiliated investment banks.

Advances from subsidiaries of HSBC totaled $9.0 billion and $13.2 billion at December 31, 2009 and 2008, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2009, capital contribution to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation as a result of the sale of the GM and UP Portfolios in January 2009 as well as a return of capital resulting from the dissolution of certain nonoperating subsidiaries. This resulted in a net return of capital to HSBC Finance Corporation from certain subsidiaries of $2.2 billion. During 2008, HSBC Finance Corporation made capital contributions to certain subsidiaries of $3.2 billion.

HSBC Finance Corporation

HSBC Related Funding Debt due to affiliates and other HSBC related funding are summarized in the following table:

At December 31,	2009	2008

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$9.0	$13.2
Preferred securities issued by Household Capital Trust VIII to HSBC	-	.3

Total debt outstanding to HSBC subsidiaries	9.0	13.5

Debt outstanding to HSBC clients:
Euro commercial paper	.7	.4
Term debt	1.8	.5

Total debt outstanding to HSBC clients	2.5	.9
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	10.3	-
Cash received on bulk sale of auto finance receivables to HSBC Bank USA, net (cumulative)	2.8	-
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	16.6	19.3
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.1)	(5.8)

Total real estate secured receivable activity with HSBC Bank USA	1.8	2.1

Cash received from sale of U.K. Operations to HOHU	.4	.4
Cash received from sale of U.K. credit card business to HSBC Bank plc (“HBEU”)	2.7	2.7
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Capital contributions by HSBC Investments (North America) Inc. (cumulative)	8.6	5.9

Total HSBC related funding	$55.0	$45.1

At December 31, 2009 and 2008, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 15 percent and 13 percent of our total debt and preferred stock funding, respectively.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA of $26.9 billion and the proceeds from the bulk sale of certain auto finance receivables of $2.8 billion were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and during the first half of 2009, to pay down maturing long-term debt. Proceeds from each of these transactions were also used to fund ongoing operations.

At December 31, 2008, we had $1.0 billion and $1.2 billion in outstanding short-term debt drawn under previously uncommitted money market facilities from HBEU and a subsidiary of HSBC Asia Pacific (“HBAP”), respectively. The HBEU and HBAP borrowings matured in February 2009 and April 2009, respectively, and we chose not to renew the borrowings at those dates. We also have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. In May 2009, we borrowed $500 million

HSBC Finance Corporation

under the $1.5 billion uncommitted secured credit facility and repaid the amount in June 2009. At December 31, 2009 and 2008, there were no balances outstanding under either of these lines.

We had derivative contracts with a notional value of $58.6 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2009 and $77.9 billion, or approximately 98 percent at December 31, 2008. Such arrangements reduce the counterparty risk exposure related to the derivatives portfolio.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $17 million and $25 million at December 31, 2009 and 2008, respectively. Securities purchased under agreements to resell totaled $2.9 billion and $1.0 billion at December 31, 2009 and 2008, respectively. The increase in the amount of securities purchased under agreements to resell is due to the generation of additional liquidity as a result of recent issuances of long-term debt as well as the run-off of our liquidating receivable portfolios.

Commercial paper totaled $4.3 billion and $9.6 billion at December 31, 2009 and 2008, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $674 million and $353 million at December 31, 2009 and 2008, respectively. Commercial paper balances were lower at December 31, 2009 as a result of the continuing run-off of our liquidating receivable portfolios and the higher short term funding requirements at December 31, 2008 until the completion of the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009 as discussed above. Euro commercial paper balances were higher at December 31, 2009 due to improved pricing and expanded foreign currency offerings. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

On October 7, 2008, the Federal Reserve Board announced the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. Under the CPFF, the Federal Reserve Bank of New York purchased highly-rated, U.S. dollar-denominated, unsecured and asset-backed three-month commercial paper from eligible issuers through its primary dealers. The program terminated on February 1, 2010. On October 28, 2008, we became eligible to participate in the program in an amount of up to $12.0 billion. At December 31, 2009, there were no balances outstanding under this program. At December 31, 2008, we had $520 million outstanding under this program.

We had committed back-up lines of credit totaling $7.8 billion at December 31, 2009 and $9.8 billion at December 31, 2008, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. During April 2009, $3.8 billion in third party lines matured. We replaced $1.8 billion of these matured facilities in May 2009. The $2.5 billion credit facility with an HSBC affiliate was renewed in September 2009 for an additional 364 days. Additionally, during the third quarter of 2009, we amended the financial covenants associated with our third party back-up line agreements to more closely align the run-off nature of our balance sheet with our financial covenants and with the agreement of our lenders by replacing a requirement to maintain a minimum total shareholder’s equity plus the outstanding trust preferred securities of at least $10 billion or $11 billion, depending on the agreement with a minimum tangible common equity to tangible assets ratio requirement. Effective September 30, 2009, the new financial covenants in each of these back-up line agreements require us to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Additionally, we are required to maintain a minimum of $7.5 billion of debt extended to us from affiliates through March 2010 and then a minimum of $6.0 billion thereafter. At December 31, 2009, we were in compliance with all applicable financial covenants. During 2010, $4.3 billion in back-up lines with third parties are scheduled to mature. Based on current market conditions and a declining need for liquidity as our receivable portfolio runs-off, we do not anticipate renewing all of our third party back-up lines in 2010. However, given the overall reduction in our balance sheet, the lower level of back-up lines in support of our current commercial paper issuance program is consistent with our reduced 2010 funding requirements.

Long-term debt decreased to $69.7 billion at December 31, 2009 from $90.0 billion at December 31, 2008 as we have reduced the size of our balance sheet due to the sale of $15.4 billion of receivables to HSBC Bank USA, lower

HSBC Finance Corporation

origination volumes and receivable run-off during 2009. The following table summarizes issuances and retirements of long-term debt during 2009 and 2008:

Year Ended December 31,	2009	2008

	(in millions)

Long-term debt issued	$4,078	$4,675
Long-term debt retired(1)	(20,507)	(30,906)

Net long-term debt retired	$(16,429)	$(26,231)

(1)	Additionally, during the first quarter of 2009, long-term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

Issuances of long-term debt during 2009 included the following:

•	$817 million of foreign currency denominated bonds
•	$683 million of foreign medium-term notes denominated in U.S. dollars
•	$692 million of InterNotessm (retail-oriented medium-term notes)
•	$1.9 billion of securities backed by credit card and personal non-credit card receivables. For accounting purposes, these transactions were structured as secured financings.

In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes issued.

At December 31, 2009 and 2008, we had secured conduit credit facilities with commercial banks of $400 million and $8.2 billion of receivables, respectively. Of the amounts available under these facilities, no amounts were utilized at December 31, 2009 and $5.8 billion were utilized at December 31, 2008. The decrease in availability of these facilities in 2009 reflects the transfer of conduit credit facilities totaling $4.1 billion to HSBC Bank USA in conjunction with its purchase of the GM and UP Portfolios as previously discussed, as well as the expiration and/or intentional reduction of conduit credit facilities totaling $3.7 billion. The facilities will mature in the second quarter of 2010 and are renewable at the banks’ option.

Preferred Shares In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010. In 2009 and 2008, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

Common Equity In 2009, HINO made four capital contributions to us totaling $2.4 billion. Each contribution was in exchange for one share of common stock. Additionally, in late February 2009 we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII, which were included as a component of due to affiliates, to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. These capital contributions occurred subsequent to the dividend of $1.0 billion paid to HINO in January 2009 relating to the capital associated with the receivables sold to HSBC Bank USA. In 2008, HINO made three capital contributions to us totaling $3.5 billion. These transactions serve to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last three years and has indicated that they remain fully committed and have the capacity to continue that support.

Selected capital ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. Additionally, effective September 30, 2009, we are required by our credit providing banks to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. This ratio excludes the equity impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains (losses) on investments and interest-only strip receivables as well as

HSBC Finance Corporation

subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

At December 31,	2009	2008

Tangible common equity to tangible assets(1)	7.60%	6.68%
Common and preferred equity to total assets	8.86	10.27

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

As previously discussed, subsequent to the announcement of our discontinuation of all new customer account originations in our Consumer Lending business and the closure of substantially all Consumer Lending branch offices two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. The following summarizes our credit ratings at December 31, 2009 and 2008:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of December 31, 2009:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2008:
Senior debt	AA-	Aa3	AA-
Commercial paper	A-1+	P-1	F-1+
Series B preferred stock	A-2	A2	A+

In January 2010, Fitch, Inc downgraded the Series B preferred stock rating from A+ to A.

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2010 are summarized in the following table:

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(5)	-	(3)
Commercial paper maturities	1	-	2
Term debt maturities	15	-	17
Secured financings, including conduit facility maturities	1	-	2
Other(1)	(7)	-	(4)

Total funding needs	$5	-	14

Funding sources:
Commercial paper issuances	$3	-	5
Term debt issuances	0	-	2
Asset transfers and loan sales	1	-	3
Secured financings, including conduit facility renewals	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	1	-	3

Total funding sources	$5	-	14

(1)	Primarily reflects cash provided by operating activities.

HSBC Finance Corporation

For 2010, portfolio attrition will again provide a key source of liquidity. The combination of attrition, cash generated from operations, tax refunds as a result of legislative changes including the extension of NOL carryback periods, asset sales, planned capital infusions from HSBC and the possible issuance of debt will generate the liquidity necessary to meet our maturing debt obligations. These sources of liquidity may be supplemented with HSBC affiliate funding and sales of receivable portfolios.

Commercial paper outstanding for 2010 is expected to be lower than the 2009 balances. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Capital Expenditures We made purchases of property and equipment of $51 million and $77 million in 2009 and 2008, respectively. Capital expenditures in 2010 are not expected to be significant.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2009:

As of December 31,	2009	2008

	(in billions)

Private label and credit cards(1)	$96	$123
Other consumer lines of credit	1	1

Open lines of credit(2)	$97	$124

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2009 and 2008.

We have historically extended a line of credit to H&R Block to fund the purchase of a participation interest in refund anticipation loans. However in January 2010, this line of credit was extended to H&R Block by HSBC Bank USA.

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2009 by period due:

	2010	2011	2012	2013	2014	Thereafter	Total

	(in millions)

Principal balance of debt:
Due to affiliates	$1,548	$615	$1,250	$1,325	$1,805	$2,500	$9,043
Long-term debt (including secured financings)	14,068	12,471	11,439	7,001	2,795	21,768	69,542

Total debt	15,616	13,086	12,689	8,326	4,600	24,268	78,585

Operating leases:
Minimum rental payments	52	37	26	22	21	96	254
Minimum sublease income	(3)	(3)	(3)	(3)	(3)	(5)	(20)

Total operating leases	49	34	23	19	18	91	234

Obligations under merchant and affinity programs	48	45	44	36	11	1	185
Obligation to the HSBC North America Pension Plan(1)	17	17	16	15	15	360	440
Non-qualified postretirement benefit liability(2)	55	57	65	64	63	-	304

Total contractual cash obligations	$15,785	$13,239	$12,837	$8,460	$4,707	$24,720	$79,748

HSBC Finance Corporation

(1)	Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the third quarter of 2009 and established required annual contributions by HSBC North America through 2014. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2009. The Pension Funding Policy adopted during the third quarter of 2009 does not take into consideration any changes to future benefit accruals subsequent to December 31, 2009. See Note, 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(2)	Expected benefit payments calculated include future service component.

These cash obligations could be funded primarily through cash collections on receivables, capital infusions from HBSC, the issuance of new unsecured debt or through secured financings of receivables.

Our purchase obligations for goods and services at December 31, 2009 were not significant.

Off Balance Sheet Arrangements and Secured Financings

Securitizations and Secured Financings Securitizations (collateralized funding transactions structured to receive sale treatment) and secured financings (collateralized funding transactions which do not receive sale treatment) of consumer receivables have historically been a source of funding and liquidity for us.

Collateralized funding transactions have been used to limit our reliance on the unsecured debt markets and have been a more cost-effective source of alternative funds. As of the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings. In February 2008, we repaid the remaining securitized credit card receivable trust and, as a result, we no longer have any outstanding securitizations.

In a secured financing, a designated pool of receivables is conveyed to a wholly-owned limited purpose subsidiary which in turn transfers the receivables to a trust which sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings. Therefore, the receivables and the underlying debt of the trust remain on our balance sheet. We do not recognize a gain in a secured financing transaction. Because the receivables and the debt remain on our balance sheet, revenues and expenses are reported consistently with our owned balance sheet portfolio. Using this source of funding results in similar cash flows as issuing debt through alternative funding sources.

Secured financings issued during the years ended December 31, 2009, 2008 and 2007 are summarized in the following table:

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Real estate secured	$-	$-	$3,283
Auto finance	-	600	1,596
Credit card	300	1,350	4,168
Personal non-credit card	1,600	775	1,310

Total	$1,900	$2,725	$10,357

HSBC Finance Corporation

Secured financings of $5.5 billion at December 31, 2009 are secured by $8.0 billion of closed-end real estate secured and auto finance receivables. Secured financings of $15.0 billion at December 31, 2008 are secured by $21.4 billion of closed-end real estate secured, auto finance, credit card and personal non-credit card receivables. The following table shows by product type the receivables which secure our secured financings:

As of December 31,	2009	2008

	(in billions)

Real estate secured	$6.8	$7.6
Auto finance	1.2	3.4
Credit card	-	10.2
Personal non-credit card	-	.2

Total	$8.0	$21.4

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. For certain auto and personal non-credit card transactions, early payoff of securities may also occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through issuance of various types of debt or an increase in our commercial paper program. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

We may use secured financings of consumer receivables as a source of funding and liquidity should markets return. However, if the market for securities backed by receivables does not change, we will be unable to enter into new secured financings or to do so at favorable pricing levels. Factors affecting our ability to structure collateralized funding transactions as secured financings or to do so at cost-effective rates include the overall credit quality of our securitized loans, the stability of the securitization markets, the securitization market’s view of our desirability as an investment, and the legal, regulatory, accounting and tax environments governing collateralized funding transactions.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2009 should not be considered indicative of the results for any future period.

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

HSBC Finance Corporation

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

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an affiliate, HSBC Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

We have various controls over our valuation process and procedures for receivables held for sale. As these fair values are generally determined using modeling techniques, the controls may include independent development or validation of the logic within the valuation models, the inputs to those models, and adjustments required to outside valuation models. The inputs and adjustments to valuation models are reviewed with management and reconciled to inputs and assumptions used in other internal valuation processes. In addition, from time to time, certain portfolios are valued by independent third parties, primarily for related party transactions, which are used to validate our internal models.

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

HSBC Finance Corporation

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2009 and 2008, our Level 3 instruments recorded at fair value on a recurring basis include $49 million and $175 million, respectively, of U.S. corporate debt, mortgage-backed securities and at December 31, 2008, perpetual preferred securities. As of December 31, 2009 and 2008, our Level 3 assets recorded at fair value on a non-recurring basis included the following:

At December 31,	2009	2008

	(in millions)

Receivables held for sale	$3	$10,763
Card and Retail Services goodwill	-	2,034

Transfers Into (Out of) Level 3 Measurements Assets recorded at fair value on a recurring basis at December 31, 2009 and 2008 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities and at December 31, 2008, our entire portfolio of perpetual preferred equity securities which was sold during the first half of 2009. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test, which is described more fully below, with a variance greater than 5 percent.

During 2009, transfers out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During 2009, we transferred $212 million of individual corporate debt securities and mortgage-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $138 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above. During 2008, we transferred $52 million of perpetual preferred equity securities from Level 2 to Level 3 as the value we obtained from our third party valuation sourced varied by greater than 5 percent from the fair value determined by our validation process. Additionally, during 2008 we transferred approximately $120 million from Level 2 to Level 3 of individual corporate debt securities and mortgage-backed securities which met one or both of the conditions described above. As a result, we reported a total of $49 million and $175 million of available-for-sale securities, or approximately 2 percent and 6 percent of our securities portfolio as Level 3 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 1 percent and 3 percent, respectively.

In 2008 we transferred loans held for sale of approximately $4.7 billion from Level 2 to Level 3 given the reduction in demand in the secondary market and lack of recent observable transactions.

HSBC Finance Corporation

Valuation Techniques for Major Assets and Liabilities

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

Debt securities, including mortgage-backed securities and other asset-backed securities represented approximately 80 percent and 76 percent of our total investment securities portfolio at December 31, 2009 and 2008, respectively.

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

HSBC Finance Corporation

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

We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs to a fair value measurement may result in a reclassification between hierarchy levels. Imprecision in estimating unobservable market inputs can impact the amount of revenue, loss or changes in common shareholder’s equity recorded for a particular financial instrument. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. See Note 25, “Fair Value Measurements” for further details including the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Some degree of risk is inherent in virtually all of our activities. Accordingly, we have comprehensive risk management policies and practices in place to address potential financial risks, which include credit, liquidity, market (which includes interest rate and foreign currency exchange risks), reputational risk, operational risk (which includes compliance and technology risks) and strategic risk. Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by

HSBC Finance Corporation

means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in markets and products and to better overall risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk.

Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board which consists of senior executives throughout the HSBC organization. In addition, due to the increasingly complex business environment and the evolution of improved risk management tools and standards, HSBC Finance Corporation has significantly upgraded, and continues to upgrade, its risk management function. New practices and techniques have been implemented to enhance data analysis, modeling, stress testing, management information systems, risk self-assessment, and independent oversight. Senior managers independently ensure risks are appropriately identified, measured, reported and managed. In the first quarter of 2009, significant steps were undertaken to further strengthen our risk management organization, including the appointment of a HSBC North America Chief Risk Officer and the creation of a distinct, cross-disciplinary risk organization and integrated risk function.

Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its Audit Committee. Management oversight is provided by corporate and business unit risk management committees with the participation of the Chief Executive Officer or his staff. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Executive Officer, focuses on credit, operational and reputational risk management strategies. In addition, the HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review liquidity and market risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board and approved by our Audit Committee. In 2009, additional steps were taken to enhance our risk management framework through the formation of a number of specialized cross-functional North America risk management subcommittees, including the Risk Management Review Meeting, Operational Risk and Internal Control Committee, Credit Risk Analytics Oversight Committee, Capital Management Review Meeting, and Stress Testing and Scenario Oversight Committee.

Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.

Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to our Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. In the fourth quarter of 2009, all business unit retail risk management functions were consolidated and now report directly into the HSBC North America Chief Retail Credit Officer. While our product offerings have been significantly reduced as a result of our decision to discontinue all new customer account originations in our Consumer Lending and Auto Finance businesses, there have not been significant changes to our credit risk management process. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See “Credit Quality” for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to our consolidated financial statements for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

HSBC Finance Corporation

A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The Credit Review function provides an ongoing independent assessment of credit risk, the quality of credit risk management and in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The Credit Review functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending unit. Selective capital markets based functions are included within this scope. Beginning in 2010, CRRI also independently assesses the retail and wholesale credit risk models to determine if they are fit for purpose and consistent with regulatory requirements and HSBC Group Policy.

Credit risk is also inherent in our investment securities portfolio, particularly in relation to the corporate debt securities we hold in our investment securities portfolio. Prior to acquiring any investment securities, individual securities are subjected to our investment policies and to the requirements in our co-insurance agreements for securities purchased by our Insurance Services business. Our investment policies specify minimum rating levels as well as limitations on the total amount of investment in a particular industry or entity. For investment securities that have been acquired and have experienced an unrealized loss since the date of acquisition, we have established the Investment Impairment Assessment Committee to assess whether there have been any events or changes in economic circumstances to indicate that the investment security is impaired on an other-than-temporary basis. The Investment Impairment Assessment Committee, which meets on a quarterly basis or more frequently if warranted, includes individuals from a variety of areas of our operations, including investment portfolio management, treasury and corporate finance. The committee determines which securities in an unrealized loss position should be reviewed, performs an analysis of these investment securities on an individual basis, forms a conclusion as to whether an other-than-temporary impairment has occurred and, if so, recommends the impairment amount to be recorded. The committee considers many factors in their analysis including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for recovery in value; recent events specific to the issuer or industry; and for corporate debt securities, external credit ratings and recent downgrades. For securities not deemed other-than-temporarily impaired, the committee verifies that we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities.

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

Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $46 million and $26 million at December 31, 2009 and 2008, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $3.4 billion and $2.9 billion at December 31, 2009 and 2008, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

HSBC Finance Corporation

See Note 17, “Derivative Financial Instruments,” to the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 25, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

Liquidity Risk The balance sheet and credit dynamics described above will have a significant impact on our liquidity risk management processes. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to increased charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through a combination of capital infusions from HSBC, selected debt issuances and receivable portfolio sales. In the event a portion of this incremental funding was met through issuances of unsecured term debt to either retail or institutional investors, these issuances would better match the projected cash flows of the remaining run-off portfolio and partly reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.

Beginning in 2007 and continuing into 2009, the capital markets have been severely disrupted, highly risk averse and reactionary. Until the second quarter of 2009, institutional fixed income investors remained reluctant to commit significant levels of liquidity to the financial sector of the market unless the corresponding debt issuance was in conjunction with a government guarantee program. Traditional providers of credit to the subprime originators reduced their exposure to this asset class and tightened the credit standards necessary to receive financing for subprime assets. This reduced the availability of third party liquidity while increasing the cost of this liquidity.

Maintaining our credit ratings is an important part of maintaining our overall liquidity profile. A credit ratings downgrade would increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting and permit termination of certain contracts material to us. Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

The measurement and management of liquidity risk is a primary focus for us. Three standard analyses are utilized to accomplish this goal. First, a rolling 90 day funding plan is updated daily to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annual) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next twelve months are updated at least weekly and monthly funding plans for the next two years are maintained. These plans compare funding inflows from projected balance sheet attrition and cash generated from operations with debt maturities and determine both the timing and size of potential funding requirements. Lastly, contingency funding plans are maintained as part of the liquidity management process. Multiple funding scenarios are regularly evaluated for a variety of time horizons and assume limited or no access to secured and unsecured sources of liquidity. These alternative scenarios are designed to enable us to identify funding shortfalls well in advance of their occurrence and execute alternate liquidity management strategies to fund these shortfalls. The results of these analyses are presented to both our Asset/Liability Management Committee and HSBC’s risk management function at least monthly.

Following our decision in late February 2009 to discontinue new customer account originations for all products offered by our Consumer Lending business and to close substantially all branch offices, two of the three primary credit rating agencies elected to lower the ratings on our senior debt, commercial paper and Series B preferred stock. Subsequent to these rating agency actions, we identified a number of investors that had placed a hold on any additional purchases of our commercial paper. During the second half of 2009, many of these investors have returned to providing us liquidity through the purchase of commercial paper.

The rating actions discussed above also resulted in a widening of the credit spreads quoted on our senior debt trading in the secondary market and a reduction in the number of potential institutional investors willing to purchase this debt. Consistent with the experience of most other financial sector issuers, the quoted spreads on our primary and secondary market debt have tightened significantly during the second half of 2009. Additionally, demand for our

HSBC Finance Corporation

senior debt from both retail and institutional investors increased during this same period and we selectively issued new debt to meet this demand. Should our 2010 funding plans change and we elect to issue institutionally-placed senior debt, we anticipate a reduction in the size of the debt transactions that could be issued when compared to historical issuances.

See “Liquidity and Capital Resources” for further discussion of our liquidity position.

Market Risk The objective of our market risk management process is to manage and control market risk exposures in order to optimize return on risk while maintaining a market profile as a provider of financial products and services. Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios. Management of market risk is administered by the Regional Head of Market Risk.

Our exposure to interest rate risk is also changing as the balance sheet declines and a growing percentage of our remaining real estate receivables are modified and/or re-aged. Prior to the credit crisis, our real estate portfolio was assumed to have a duration (average life) of approximately 3 years. While the loans had original maturities of 30 years, active customer refinancing resulted in the shorter duration assumption used in the risk management process. Debt was typically issued in intermediate and longer term maturities to maximize the liquidity benefit. The interest rate risk created by combining short duration assets with long duration liabilities was reduced by entering into hedge positions that reduced the duration of the liabilities portfolio.

The progression of the credit crisis over the last 2 years is impacting this risk profile. Originally modeled as 3 years, the duration assumption for our real estate portfolio was increased to 5.3 years in 2009 to reflect the impact of a higher percentage of loans staying on our balance sheet longer due to the impact of modification programs and/or lack of refinancings alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new term debt issuance. As our receivable portfolio becomes smaller, our ability to more accurately project exposure will increase as well as our ability to manage that risk.

We maintain an overall risk management strategy that primarily uses standard interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps, but also use forwards, futures, options, and other risk management instruments. We do not use leveraged derivative financial instruments.

We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We currently offer specialty insurance products in Canada. Accordingly, our financial statements are affected by movements in exchange rates between the Canadian dollar and the U.S. dollar. Prior to the sale of our foreign subsidiaries in 2008, we did not enter into foreign exchange contracts to hedge our investment in foreign subsidiaries.

Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, reductions in loan pricing due to loan modifications, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we can not precisely predict our earnings due to the uncertainty inherent in the macro economic environment. We use derivative financial instruments, principally interest rate swaps, to manage these exposures.

HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At December 31, 2008, our absolute PVBP limit was $2.35 million which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at December 31, 2008 dictated that the value of the balance sheet could not increase or decrease by more than $2.35 million.

HSBC Finance Corporation

As described above, the duration assumptions for our real estate secured receivable portfolios formally increased in 2009 from 3 years to 5.3 years resulting in a large increase in our absolute PVBP position. To fully offset this increased risk would require a significant increase in economic hedges which would be subject to mark-to-market accounting and result in net income and capital volatility. Because our receivables are carried at amortized cost, there would be no offset to this potential increase in net income volatility. A portion of this increased risk has been offset through previously executed economic hedges. In consultation with HSBC Group, we also elected to increase the absolute PVBP limit to $8.95 million, accepting a higher level of interest rate risk while pursuing alternative risk reduction strategies. Thus, for a one basis point change in interest rates, the policy at December 31, 2009 dictates that the value of the balance sheet can not increase or decrease by more than $8.95 million.

At December 31, 2009 and 2008 we had an absolute PVBP position of $6.756 million and $2.396 million, respectively. Although the PVBP was above the limits as of December 31, 2008, with approval from HSBC Group, ALCO elected not to take immediate action as the sale of the credit card and auto finance receivables to HSBC Bank USA which occurred in January 2009 brought this risk measure back within established limits. The following table shows the components of absolute PVBP at December 31, 2009 and 2008 broken down by currency risk:

At December 31,	2009	2008

	(in millions)

USD	$6.657	$2.175
JPY	.099	.221

Absolute PVBP risk	$6.756	$2.396

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

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2010 and 2009 a declining balance sheet and the current interest rate risk profile. Our December 31, 2008 estimate included assumptions for the sale of the GM Portfolio, UP Portfolio and Auto Finance receivables to HSBC Bank USA which occurred in early January 2009 and the discontinuation of all new customer account originations for all products by our Consumer Lending business all occurred prior to December 31, 2008. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The following table summarizes such estimated impact:

At December 31,	2009	2008

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$66	$77
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	70	87

A principal consideration supporting both of the PVBP and margin of risk analyses is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification program and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic

HSBC Finance Corporation

environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

Operational Risk Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal and compliance risk, but excluding strategic and reputation risk. It is inherent in every business organization and covers a wide spectrum of issues.

We employ an independent, Executive Vice President level, Head of Operational Risk and Control reporting directly to the HSBC North America Chief Risk Officer and functionally to the Global Head of Operational Risk Management for HSBC. The Operational Risk and Internal Control function provides independent, firm-wide oversight by managing the following activities:

•	developing Operational Risk Management polices and procedures;

•	developing and managing operational risk identification, scoring and assessment tools and databases;

•	providing firm-wide operational risk and control reporting and facilitating resulting action plan development;

•	assessing emerging risk areas and monitoring operational risk internal controls to reduce loss exposure;

•	perform root-cause analysis on large operational risk losses;

•	providing general and/or specific operational risk training and awareness programs for employees throughout the firm;

•	maintaining a network of business line operational risk coordinators;

•	independently reviewing and reporting the assessments of operational risks; and

•	modeling operational risk losses and scenarios for capital management purposes.

A HSBC North America Operational Risk and Internal Control Committee (“ORIC”) is responsible is responsible for oversight of operational risk management, including internal controls, to mitigate risk exposure and comprehensive reporting. Business unit line management is responsible for identifying, managing and controlling all risks and for communicating and implementing all control standards. This is supported by an independent program of periodic reviews undertaken by Internal Audit. We also monitor external operational risk events which take place to ensure that we remain in line with best practice and takes into account lessons learned from publicized operational failures within the financial services industry. We also maintain and test emergency policies and procedures to support operations and our personnel in the event of disasters.

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

HSBC Finance Corporation

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

Strategic Risk Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. This risk is a function of the compatibility of an organization’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation. The resources needed to carry out business strategies are both tangible and intangible. They include communication channels, operating systems, delivery networks and managerial capacities and capabilities.

Strategic risk focuses on more than an analysis of the written strategic plan. It focuses on how plans, systems and implementation affect our value. It also incorporates how we analyze external factors that impact our strategic direction.

We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC Group levels. This process is monitored by the Strategic Initiatives Group to ensure compliance with our policies and standards.

HSBC Finance Corporation

New Accounting Pronouncements to be Adopted in Future Periods

Accounting for transfers of financial assets In June 2009, the FASB issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provides additional guidance with regard to the accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance will not have a material impact on our future financial position and results of operations.

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. On the effective date, certain VIEs which are not consolidated currently will be required to be consolidated. The guidance is effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material impact on our future financial position and results of operations.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010.

HSBC Finance Corporation

GLOSSARY OF TERMS

Affinity Credit Card – A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the Union Plus® credit card program).

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

Collateralized Funding Transaction – A transaction in which we use a pool of our consumer receivables as a source of funding and liquidity through either a Secured Financing or Securitization. Collateralized funding transactions allow us to limit our reliance on unsecured debt markets and can be a more cost-effective source of funding.

Contractual Delinquency – A method of determining aging of past due accounts based on the status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.

Delinquency Ratio – Two-months-and-over contractual delinquency expressed as a percentage of receivables and receivables held for sale at a given date.

Effective Hedge or Qualifying Hedge – A hedging relationship which qualifies for fair value or cash flow hedge accounting treatment.

Efficiency Ratio – Total operating expenses less policyholders’ benefits expressed as a percentage of the sum of net interest income and other revenues less policyholders’ benefits.

Enhancement Services Income – Ancillary credit card revenue from products such as Account Secure (debt protection) and Identity Protection Plan.

Federal Reserve – The Federal Reserve Board, our principal regulator.

Fee Income – Income associated with interchange on credit cards and late and other fees from the origination, acquisition or servicing of loans.

Forbearance – The act of refraining from taking legal actions against a borrower despite the fact that the borrower is in arrears and is usually only granted when a borrower makes satisfactory arrangements to pay the amounts owed. Depending on state law, the borrower may be required to execute an agreement.

Foreign Exchange Contract – A contract used to minimize our exposure to changes in foreign currency exchange rates.

Futures Contract – An exchange-traded contract to buy or sell a stated amount of a financial instrument or index at a specified future date and price.

GM Portfolio – Our General Motors MasterCard receivable portfolio that was sold to HSBC Bank USA in January 2009 with new General Motors MasterCard receivable originations sold to HSBC Bank USA on a daily basis.

Goodwill – The excess of purchase price over the fair value of identifiable net assets acquired, reduced by liabilities assumed in a business combination.

HBEU – HSBC Bank plc, a U.K. based subsidiary of HSBC Holdings plc.

HINO – HSBC Investments (North America) Inc., which is the immediate parent of HSBC Finance Corporation.

HSBC Finance Corporation

HMUS – HSBC Markets (USA) Inc.; an indirect wholly-owned subsidiary of HSBC North America and a holding company for investment banking and markets subsidiaries in the U.S.

HSBC or HSBC Group – HSBC Holdings plc.; HSBC North America’s U.K. parent company.

HSBC Affiliate – Any direct or indirect subsidiary of HSBC outside of our consolidated group of entities.

HSBC Bank USA – HSBC Bank USA, National Association and its subsidiaries; the principal banking subsidiary of HSBC North America.

HSBC North America – HSBC North America Holdings Inc., a wholly-owned subsidiary of HSBC. HSBC’s top-tier bank holding company in North America and the immediate parent of HINO.

HOHU – HSBC Overseas Holdings (UK) Limited, a U.K. based subsidiary of HSBC.

HTCD – HSBC Trust Company (Delaware); a wholly-owned banking subsidiary of HSBC USA Inc.

HTSU – HSBC Technology & Services (USA) Inc., an indirect wholly-owned subsidiary of HSBC North America which provides information technology and some centralized operational services, as well as human resources, corporate affairs and other services shared among HSBC Affiliates, primarily in North America.

IFRS Management Basis – A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes that the GM and UP Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain in our income statement. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation.

Intangible Assets – Assets (excluding financial assets) which lack physical substance. Our acquired intangibles include purchased credit card relationships and related programs, other loan related relationships, technology and customer lists.

Interchange Fees – Fees received for processing a credit card transaction through the MasterCard, Visa, American Express or Discover network.

Interest-only Strip Receivables – Represents a contractual right to receive interest and other cash flows from a securitization trust after the investors receive their contractual return.

Interest Rate Swap – Contract between two parties to exchange interest payments on a stated principal amount (notional principal) for a specified period. Typically, one party makes fixed rate payments, while the other party makes payments using a variable rate.

LIBOR – London Interbank Offered Rate; A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

Liquidity – A measure of how quickly we can convert assets to cash or raise additional cash by issuing debt.

Loan-to-Value (“LTV”) Ratio – The appraised property value at the time of origination expressed as a percentage of the receivable balance at time of origination.

MasterCard, Visa, American Express and Discover Receivables – Receivables generated through customer usage of MasterCard, Visa, American Express and Discover credit cards.

Net Charge-off Ratio – Net charge-offs of consumer receivables expressed as a percentage of average consumer receivables outstanding for a given period.

Net Interest Income – Interest income from receivables and noninsurance investment securities reduced by interest expense.

Net Interest Margin – Net interest income expressed as a percentage of average interest-earning assets.

Nonaccrual Receivables – Receivables which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual

HSBC Finance Corporation

delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables also do not include credit card receivables which, consistent with industry practice, continue to accrue until charge-off.

Non-prime receivables – Receivables which have been priced above the standard interest rates charged to prime customers due to a higher than average risk for default as a result of the customer’s credit history and the value of collateral, if applicable.

Non-qualifying hedge – A hedging relationship that does not qualify for hedge accounting treatment but which may be an effective economic hedge.

Options – A contract giving the owner the right, but not the obligation, to buy or sell a specified item at a fixed price for a specified period.

Personal Homeowner Loan (“PHL”) – A high loan-to-value real estate loan that has been underwritten and priced as an unsecured loan. These loans are included as a component of personal non-credit card receivables.

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

Refreshed Loan-to-Value – For first liens, the current property value expressed as a percentage of the current receivable balance. For second liens, the current property value expressed as a percentage of the current receivable balance plus the senior lien amount at origination. Current property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated current value of the home could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

Return on Average Assets – Net income as a percentage of average assets.

Return on Average Common Shareholder’s Equity – Net income less dividends on preferred stock as a percentage of average common shareholder’s equity.

SEC – The Securities and Exchange Commission.

Secured Financing – A type of Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the pool of consumer receivables are sold to a special purpose entity which then issues securities that are sold to investors. Secured Financings do not receive sale treatment for accounting purposes and, as a result, the receivables and related debt remain on our balance sheet.

Securitization – A type of Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically credit card, auto or personal non-credit card receivables, are sold to investors. Generally, the pool of consumer receivables are sold to a special purpose entity which then issues securities that are sold to investors. Securitizations are structured to receive sale treatment for accounting purposes and, as a result, the receivables are then removed from our balance sheet.

Stated Income (Low Documentation) – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.

HSBC Finance Corporation

Tangible Assets – Total assets less intangible assets, goodwill and derivative financial assets.

Tangible Common Equity – Common shareholder’s equity excluding unrealized gains and losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments and interest-only strip receivables, as well as subsequent changes in fair value recognized in earnings associated with debt and related derivatives for which we elected fair value option accounting, less intangible assets and goodwill.

Tangible Shareholders’ Equity – Tangible common equity plus preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates).

Taxpayer Financial Services (“TFS”) Revenue – Our taxpayer financial services business provides consumer tax refund lending in the United States. This income primarily consists of fees received from the consumer for a short term loan which will be repaid from their Federal income tax return refund.

UP Portfolio – A Union Plus MasterCard/Visa receivable portfolio that was sold to HSBC Bank USA in January 2009 with new Union Plus MasterCard/Visa receivable originations sold to HSBC Bank USA on a daily basis.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2009		2008	2007	2006	2005

	(dollars are in millions)

Two-Month-and-Over Contractual Delinquency Ratios
Continuing operations:
Real estate secured(1)	15.78	%(8)	14.17%	7.49%	3.65%	2.64%
Auto finance	5.62		5.16	3.72	3.19	3.07
Credit card	10.41		7.12	5.81	4.60	3.68	(2)
Private label(7)	-		24.71	20.05	13.19	10.81
Personal non-credit card	13.65	(8)	19.06	14.48	9.91	9.26

Total consumer – continuing operations	14.27		12.52	7.69	4.55	3.69
Discontinued operations	-		-	5.68	6.72	6.74

Total consumer	14.27	%(8)	12.52%	7.56%	4.68%	3.89	%(2)

Ratio of Net Charge-offs to Average Receivables for the Year
Continuing operations:
Real estate secured(3)	9.85	%(8)	5.47%	2.37%	1.01%	0.77%
Auto finance	9.90		5.94	4.10	3.68 (6)	3.28
Credit card	18.20		12.00	7.32	5.59	7.56
Private label(7)	-		29.61	16.56	8.67	8.19
Personal non-credit card	27.96	(8)	13.46	8.28	7.24	8.52

Total consumer – continuing operations	13.38		7.73	4.20	2.79	2.93
Discontinued operations	-		4.34	4.47	5.75	3.70

Total	13.38	%(8)	7.58%	4.22%	2.97%	3.03%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	10.14	%(8)	5.91%	2.74%	1.25%	0.88%

Nonaccrual Receivables (Including Nonaccrual Receivables Held For Sale)
Continuing operations:
Real estate secured(5)	$6,995	(8)	$7,705	$4,752	$2,604	$1,601
Auto finance	252		537	480	389	320
Private label	-		12	25	31	32
Personal non-credit card	998	(8)	2,420	2,092	1,444	1,190

Total consumer – continuing operations	8,245		10,674	7,349	4,468	3,143
Commercial and other	-		-	-	-	3
Discontinued operations	-		-	439	482	462

Total	$8,245	(8)	$10,674	$7,788	$4,950	$3,608

Accruing Consumer Receivables 90 or More Days Delinquent
Credit Card – continuing operations	$890		$1,333	$1,240	$894	$585
Discontinued operations	-		-	37	35	38

Total	$890		$1,333	$1,277	$929	$623

Real Estate Owned
Continuing operations	$592		$885	$1,008	$661	$506
Discontinued operations	-		-	15	9	4

Total	$592		$885	$1,023	$670	$510

Renegotiated Commercial Loans	$-		$-	$-	$1	$-

(1)	Real estate secured two-months-and-over contractual delinquency ratios for our Mortgage Services and Consumer Lending businesses are below.

	2009	2008	2007	2006	2005

Mortgage Services:
First lien	17.62%	18.07%	11.70%	4.50%	3.21%
Second lien	12.87	18.37	15.61	5.74	1.94

Total Mortgage Services	16.91%	18.11%	12.47%	4.75%	2.98%

Consumer Lending:
First lien	15.37	11.64	3.72	2.07	2.14
Second lien	14.03	14.45	6.93	3.06	3.03

Total Consumer Lending	15.21%	12.00%	4.15%	2.21%	2.26%

HSBC FINANCE CORPORATION AND SUBSIDIARIES

CREDIT QUALITY STATISTICS (CONTINUED)

(2)	In December 2005, we completed the acquisition of Metris which included receivables of $5.3 billion. This event had a significant impact on this ratio. Excluding the receivables from the Metris acquisition from this calculation, our consumer delinquency ratio for our credit card portfolio was 4.01% and total consumer delinquency was 3.89%.

(3)	Real estate secured net charge-off ratios for our Mortgage Services and Consumer Lending businesses are below.

	2009	2008	2007	2006	2005

Mortgage Services:
First lien	11.35%	5.82%	1.60%	.77%	.68%
Second lien	28.72	30.52	12.15	2.38	1.11

Total Mortgage Services	14.11%	10.38%	3.77%	1.12%	.75%

Consumer Lending:
First lien	5.60	1.31	.79	.85	.74
Second lien	21.93	10.41	3.79	1.12	1.21

Total Consumer Lending	7.62%	2.52%	1.20%	.89%	.80%

(5)	Real estate nonaccrual receivables are comprised of the following:

	2009	2008	2007	2006	2005

Real estate secured:
Closed-end:
First lien	$6,304	$6,452	$3,583	$2,023	$1,359
Second lien	510	931	801	535	148
Revolving:
First lien	2	8	19	22	31
Second lien	179	314	349	24	63

Total real estate secured	$6,995	$7,705	$4,752	$2,604	$1,601

(See “Credit Quality” in this MD&A for components of real estate nonaccrual receivables assuming the December 2009 Charge-off Policy Changes had not occurred.)

(6)	In December 2006, our Auto Finance business changed its charge-off policy to provide that the principal balance of auto loans in excess of the estimated net realizable value will be charged-off 30 days (previously 90 days) after the financed vehicle has been repossessed if it remains unsold, unless it becomes 150 days contractually delinquent, at which time such excess will be charged off. This resulted in a one-time acceleration of charge-offs in December 2006, which totaled $24 million. Excluding the impact of this change the auto finance net charge-off ratio would have been 4.19 percent in the quarter ended December 31, 2006 and 3.46 percent for the year ended December 31, 2006.

(7)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio slight changes in dollars of delinquency, the outstanding principal balance of the portfolio, net charge-off dollars or the average principal balance of the portfolio can result in significant changes in these ratios. In the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

(8)	In December 2009 we changed our charge-off policy for real estate secured and personal non-credit card receivables. See Note 8, “Changes in Charge-off Policies,” in the accompanying consolidated financial statements for detailed discussion of these changes. This resulted in incremental charge-offs in December 2009 of $2.4 billion and $1.1 billion for real estate secured and personal non-credit card receivables, respectively. The following table presents credit quality statistics as reported as well as assuming the charge-off policy changes had not occurred:

	As Reported	Excluding Policy Change

	(dollars are in millions)

Credit loss reserves	$9,264	$12,736
Reserves as a percentage of:
Receivables	10.82%	14.29%
Net charge-offs(1)	70.4	131.6
Nonperforming loans(1)	101.8	101.3
Two-months-and-over contractual delinquency	75.4	80.8
Contractual Delinquency Ratios:
Real estate secured	15.78%	19.05%
Personal non-credit card	13.65	21.66
Total consumer – continuing operations	14.27	17.59
Net Charge-off Ratios:
Real estate secured	9.85%	6.26%
Personal non-credit card	27.96	20.11
Total consumer – continuing operations	13.38	9.85
Nonaccrual Receivables (Excluding Nonaccrual Receivables Held For Sale):
Real estate secured	$6,989	$9,391
Personal non-credit card	998	2,069
Total consumer – continuing operations	8,206	11,679
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables	10.14%	6.56%

HSBC FINANCE CORPORATION AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS

	2009	2008	2007	2006	2005

	(dollars are in millions)

Total Credit Loss Reserves at January 1	$12,415	$10,413	$6,241	$4,209	$3,309

Provision for Credit Losses	10,065	13,430	10,470	6,012	3,977

Charge-offs:
Real estate secured(1)(8)	(6,663)	(4,318)	(2,199)	(931)	(569)
Auto finance	(639)	(753)	(595)	(467)	(311)
Credit card(2)	(2,385)	(3,147)	(2,463)	(1,665)	(1,339)
Private label(2)	-	(35)	(45)	(43)	(33)
Personal non-credit card(8)	(4,040)	(2,474)	(1,729)	(1,455)	(1,333)

Total consumer	(13,727)	(10,727)	(7,031)	(4,561)	(3,585)
Commercial and other	-	(1)	-	(2)	(6)

Total receivables charged off	(13,727)	(10,728)	(7,031)	(4,563)	(3,591)

Recoveries:
Real estate secured(3)	66	49	72	33	27
Auto finance	77	72	80	49	18
Credit card	206	368	383	274	157
Private label	-	7	9	13	6
Personal non-credit card	226	222	211	216	171

Total consumer	575	718	755	585	379
Commercial and other	-	-	-	-	-

Total recoveries on receivables	575	718	755	585	379

Reserves on Receivables Transferred to Held For Sale:
Real estate secured	-	(224)	-	-	-
Auto finance	(64)	(240)	-	-	-
Credit card	-	(944)	-	-	-

Total consumer	(64)	(1,408)	-	-	-
Commercial and other	-	-	-	-	-

Total reserves on receivables transferred to held for sale	(64)	(1,408)	-	-	-

Other, net	-	(10)	(22)	(2)	135

Credit Loss Reserves:
Real estate secured	5,427	7,113	4,954	2,365	718
Auto finance	174	401	286	261	239
Credit card	1,816	2,246	2,635	1,864	1,576
Private label	-	16	26	38	36
Personal non-credit card	1,847	2,639	2,511	1,712	1,635

Total consumer	9,264	12,415	10,412	6,240	4,204
Commercial and other	-	-	1	1	5

Total Credit Loss Reserves at December 31	$9,264	$12,415	$10,413	$6,241	$4,209

Ratio of Credit Loss Reserves to:
Net charge-offs(6)(7)	70.4%	130.7%	165.9%	156.9%	131.0	%(4)
Receivables:
Consumer(6)	10.82	11.47	7.15	4.09	3.22
Commercial	.8	1.06	0.76	0.60	8.90

Total(6)	10.82%	11.47%	7.14%	4.09%	3.22%

Nonperforming loans:
Consumer(6)(7)	101.8%	108.2%	121.2%	116.4%	112.8%
Commercial	-	-	-	100.0	166.7

Total(7)	101.8%	108.2%	121.2%	116.4%	112.8%

(1)	Real estate secured charge-offs can be further analyzed as follows:

	2009	2008	2007	2006	2005

Closed end:
First lien	$(4,373)	$(1,942)	$(879)	$(582)	$(421)
Second lien	(1,787)	(1,822)	(928)	(256)	(105)
Revolving:
First lien	(8)	(14)	(20)	(17)	(22)
Second lien	(495)	(540)	(372)	(76)	(21)

Total	$(6,663)	$(4,318)	$(2,199)	$(931)	$(569)

HSBC FINANCE CORPORATION AND SUBSIDIARIES

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS (CONTINUED)

(3)	Real estate recoveries can be further analyzed as follows:

	2009	2008	2007	2006	2005

Closed end:
First lien	$23	$9	$45	$11	$11
Second lien	30	30	20	15	10
Revolving:
First lien	3	1	2	2	2
Second lien	10	8	5	5	4

Total	$66	$48	$72	$33	$27

(4)	The acquisition of Metris in December 2005 has positively impacted this ratio. Reserves as a percentage of net charge-offs excluding Metris was 118.2 percent.

(6)	See “Credit Quality” section included in this MD&A for further discussion of ratios and trends including 2009 ratios excluding the impact of the December 2009 Charge-off Policy Changes.

(7)	Ratio excludes nonperforming loans and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(8)	Charge-offs during 2009 include $2.4 billion and $1.1 billion for real estate secured and personal non-credit card receivables, respectively, related to changes to our charge-off policies in December 2009.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

NET INTEREST MARGIN – CONTINUING OPERATIONS 2009 COMPARED TO 2008

					Finance and
	Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Average Rate		Interest Expense			Volume	Rate
	2009	2008	2009	2008	2009	2008	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$67,083	$78,280	6.25%	7.66%	$4,196	$5,994	$(1,798)	$(788)	$(1,010)
Auto finance	5,991	12,157	12.35	12.37	740	1,504	(764)	(762)	(2)
Credit card	13,183	28,243	20.84	16.19	2,748	4,572	(1,824)	(2,893)	1,069
Private label	-	97	-	20.62	-	20	(20)	(20)	-
Personal non-credit card	13,634	16,735	14.05	17.34	1,916	2,902	(986)	(487)	(499)
Commercial and other(6)	(28)	63	36.17	12.69	(10)	8	(18)	(21)	3

Total receivables	99,863	135,575	9.60	11.06	9,590	15,000	(5,410)	(3,604)	(1,806)
Noninsurance investments	5,637	3,859	.73	3.21	41	124	(83)	41	(124)

Total interest-earning assets (excluding insurance investments)	$105,500	$139,434	9.13%	10.85%	$9,631	$15,124	$(5,493)	$(3,328)	$(2,165)
Insurance investments	2,062	2,200
Other assets	(971)	3,000

Total Assets	$106,591	$144,634

Debt:
Commercial paper	$5,412	$7,853	.90%	2.64%	$49	$207	$(158)	$(51)	$(107)
Due to related party	10,942	11,946	2.25	4.18	246	499	(253)	(39)	(214)
Long-term debt	75,380	107,679	5.09	5.17	3,837	5,568	(1,731)	(1,645)	(86)

Total debt	$91,734	$127,478	4.50%	4.92%	$4,132	$6,274	$(2,142)	$(1,644)	$(498)
Other liabilities	3,314	3,193

Total liabilities	95,048	130,671
Preferred securities	575	575
Common shareholder’s equity	10,968	13,388

Total Liabilities and Shareholder’s Equity	$106,591	$144,634

Net Interest Margin(3)			5.21%	6.35%	$5,499	$8,850	$(3,351)	$(1,684)	$(1,667)

Interest Spreads(4)			4.62	5.93%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	Average rate does not recompute from the dollar figures presented due to rounding.

(6)	Includes commercial receivables as well as purchase accounting adjustments.

HSBC FINANCE CORPORATION AND SUBSIDIARIES
NET INTEREST MARGIN – CONTINUING OPERATIONS 2008 COMPARED TO 2007

					Finance and
	Average		Average		Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Rate		Interest Expense			Volume	Rate
	2008	2007	2008	2007	2008	2007	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$78,280	$89,836	7.66%	8.38%	$5,994	$7,527	$(1,533)	$(918)	$(615)
Auto finance	12,157	12,573	12.37	12.29	1,504	1,545	(41)	(51)	10
Credit card	28,243	28,397	16.19	16.54	4,572	4,698	(126)	(25)	(101)
Private label	97	218	20.62	23.39	20	51	(31)	(26)	(5)
Personal non-credit card	16,735	18,335	17.34	19.15	2,902	3,512	(610)	(293)	(317)
Commercial and other(6)	63	97	12.61	(47.42)	8	(46)	54	12	42

Total receivables	135,575	149,456	11.06	11.57	15,000	17,287	(2,287)	(1,558)	(729)
Noninsurance investments	3,859	3,717	3.21	5.89	124	219	(95)	8	(103)

Total interest-earning assets (excluding insurance investments)	$139,434	$153,173	10.85%	11.42%	$15,124	$17,506	$(2,382)	$(1,519)	$(863)
Insurance investments	2,200	2,443
Other assets	3,000	8,484

Total Assets	$144,634	$164,100

Debt:
Commercial paper	$7,853	$10,578	2.64%	5.57%	$207	$589	$(382)	$(125)	$(257)
Due to related parties	11,946	11,112	4.18%	5.65%	499	628	(129)	44	(173)
Long-term debt	107,679	122,294	5.17%	5.31%	5,568	6,494	(926)	(760)	(166)

Total debt	$127,478	$143,984	4.92%	5.36%	$6,274	$7,711	$(1,437)	$(842)	$(595)
Other liabilities	3,193	2,922

Total liabilities	130,671	146,906
Preferred securities	575	575
Common shareholder’s equity	13,388	16,619

Total Liabilities and Shareholder’s Equity	$144,634	$164,100

Net Interest Margin(3)			6.35%	6.39%	$8,850	$9,795	$(945)	$(677)	$(268)

Interest Spreads(4)			5.93%	6.06%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets

(5)	Average rate does not recompute from the dollar figures presented due to rounding.

(6)	Includes commercial receivables as well as purchase accounting adjustments.

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

IFRS Management Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes GM and UP credit card portfolios as well as the private label, auto finance and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that all purchase accounting fair value adjustments reflecting our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. For a reconciliation of IFRS Management Basis results to the comparable owned basis amounts, see Note 24, “Business Segments,” to the accompanying consolidated financial statements.

Equity Ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. We, certain rating agencies and our credit providing banks monitor ratios excluding the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments and interest-only strip receivables as well as subsequent changes in fair value recognized in earnings associated with debt and the related derivatives for which we elected the fair value option. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures Reconciliations of selected equity ratios follow.

HSBC FINANCE CORPORATION AND SUBSIDIARIES

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
EQUITY RATIOS – CONTINUING OPERATIONS

	2009	2008	2007	2006	2005

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$7,804	$12,862	$13,584	$19,515	$18,904
Exclude:
Fair value option adjustment	(518)	(2,494)	(545)	-	-
Unrealized (gains) losses on cash flow hedging instruments	633	1,316	718	61	(260)
Postretirement benefit plan adjustments, net of tax	(8)	(4)	3	1	-
Unrealized (gains) losses on investments and interest-only strip receivables	(31)	55	13	23	3
Intangible assets	(748)	(922)	(1,107)	(2,218)	(2,480)
Goodwill	-	(2,294)	(2,827)	(7,010)	(7,003)

Tangible common equity	$7,132	$8,519	$9,839	$10,372	$9,164

Tangible shareholder’s(s’) equity:
Tangible common equity	$7,132	$8,519	$9,839	$10,372	$9,164
Preferred stock	575	575	575	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,275	1,275	1,275	1,679

Tangible shareholder’s(s’) equity	$8,707	$10,369	$11,689	$12,222	$11,418

Tangible assets:
Total assets	$94,553	$130,830	$165,504	$179,218	$156,522
Exclude:
Intangible assets	(748)	(922)	(1,107)	(2,218)	(2,480)
Goodwill	-	(2,294)	(2,827)	(7,010)	(7,003)
Derivative financial assets	-	(8)	(48)	(298)	(87)

Tangible assets	$93,805	$127,606	$161,522	$169,692	$146,952

Equity ratios:
Common and preferred equity to total assets	8.86%	10.27%	8.56%	11.21%	12.44%
Tangible common equity to tangible assets	7.60	6.68	6.09	6.11	6.24
Tangible shareholder’s(s’) equity to tangible assets	9.28	8.13	7.24	7.20	7.77

(1)	Prior to 2008, this calculation was performed using managed assets. Managed assets include owned assets plus loans which we have sold and service with limited recourse. As previously disclosed, beginning in the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings which results in the receivables and related debt remaining on our balance sheet. Receivables serviced with limited recourse were reduced to zero during the first quarter of 2008 and, as a result, tangible managed assets and owned assets converged. The following table shows the tangible managed asset balances prior to 2008 as well as the ratios above calculated using total managed assets:

	2007	2006	2005
	(dollars are in millions)

Total owned assets	$165,504	$179,218	$156,522
Receivables serviced with limited recourse	124	949	4,074

Total managed assets	165,628	180,167	160,596
Exclude:
Intangible assets	(1,107)	(2,218)	(2,480)
Goodwill	(2,827)	(7,010)	(7,003)
Derivative financial assets	(48)	(298)	(87)

Tangible managed assets	$161,646	$170,641	$151,026

Equity ratios:
Tangible common equity to tangible managed assets	6.09	6.08	6.07
Tangible shareholder’s(s’) equity to tangible managed assets	7.23	7.16	7.56

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

Item 8. Financial Statements and Supplementary Data.

Our 2009 Financial Statements meet the requirements of Regulation S-X. The 2009 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 1, 2010

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HSBC Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the HSBC Finance Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, HSBC Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSBC Finance Corporation (a Delaware corporation), an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 1, 2010

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2009	2008	2007

	(in millions)

Finance and other interest income	$9,631	$15,124	$17,506
Interest expense on debt held by:
HSBC affiliates	246	499	628
Non-affiliates	3,886	5,775	7,083

Net interest income	5,499	8,850	9,795
Provision for credit losses	10,065	13,430	10,470

Net interest income (loss) after provision for credit losses	(4,566)	(4,580)	(675)

Other revenues:
Insurance revenue	334	417	467
Investment income	109	124	128
Net other-than-temporary impairment losses(1)	(25)	(54)	-
Derivative related income (expense)	300	(306)	(68)
Gain (loss) on debt designated at fair value and related derivatives	(2,125)	3,160	1,270
Fee income	703	1,755	2,343
Enhancement services revenue	485	701	634
Taxpayer financial services revenue	104	168	247
Gain on bulk receivable sales to HSBC affiliates	57	-	-
Gain on receivable sales to HSBC affiliates	469	260	419
Servicing and other fees from HSBC affiliates	806	549	537
Lower of cost or fair value adjustment on receivables held for sale	(385)	(571)	(55)
Other income (expense)	93	(16)	41

Total other revenues	925	6,187	5,963

Operating expenses:
Salaries and employee benefits	1,178	1,680	2,086
Sales incentives	6	55	186
Occupancy and equipment expenses, net	188	256	359
Other marketing expenses	186	354	727
Real estate owned expenses	199	342	333
Other servicing and administrative expenses	984	1,099	769
Support services from HSBC affiliates	1,023	1,029	1,122
Amortization of intangibles	160	181	253
Policyholders’ benefits	197	199	231
Goodwill and other intangible asset impairment charges	2,308	329	4,513

Operating expenses	6,429	5,524	10,579

Loss from continuing operations before income tax benefit	(10,070)	(3,917)	(5,291)
Income tax benefit	2,620	1,166	913

Loss from continuing operations	(7,450)	(2,751)	(4,378)
Discontinued Operations (Note 3);
Loss from discontinued operations before income tax benefit	-	(6)	(560)
Income tax benefit (expense)	-	(26)	32

Loss from discontinued operations	-	(32)	(528)

Net loss	$(7,450)	$(2,783)	$(4,906)

(1)	During 2009, $36 million of gross other-than-temporary impairment losses on securities available-for-sale were recognized, of which $11 million were recognized in accumulated other comprehensive income (loss) (“AOCI”).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

December 31,	2009	2008

	(in millions,
	except share data)

Assets
Cash	$311	$255
Interest bearing deposits with banks	17	25
Securities purchased under agreements to resell	2,850	1,025
Securities available-for-sale	3,187	3,094
Receivables, net	78,131	98,021
Receivables held for sale	536	16,680
Intangible assets, net	748	922
Goodwill	-	2,294
Properties and equipment, net	201	201
Real estate owned	592	885
Derivative financial assets	-	8
Deferred income taxes, net	3,014	3,318
Other assets	4,966	4,102

Total assets	$94,553	$130,830

Liabilities
Debt:
Due to affiliates	$9,043	$13,543
Commercial paper	4,291	9,639
Long-term debt (including $26.7 billion and $28.3 billion at December 31, 2009 and 2008, respectively, carried at fair value)	69,658	90,024

Total debt	82,992	113,206

Insurance policy and claim reserves	996	1,010
Derivative related liabilities	60	461
Liability for postretirement benefits	268	298
Other liabilities	1,858	2,418

Total liabilities	86,174	117,393

Shareholders’ equity
Redeemable preferred stock (1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued)	575	575
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 65 shares and 60 shares issued at December 31, 2009 and 2008, respectively)	-	-
Additional paid-in capital	23,119	21,485
Accumulated deficit	(14,732)	(7,245)
Accumulated other comprehensive loss	(583)	(1,378)

Total common shareholder’s equity	7,804	12,862

Total liabilities and shareholders’ equity	$94,553	$130,830

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2009	2008	2007

	(dollars are in millions)

Preferred stock
Balance at beginning and end of period	$575	$575	$575

Common shareholder’s equity
Common stock
Balance at beginning and end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$21,485	$18,227	$17,279
Excess of book value over consideration received on sale of U.K. Operations to an HSBC affiliate	-	(196)	-
Excess of book value over consideration received on sale of Canadian Operations to an HSBC affiliate	-	(46)	-
Capital contribution from parent	2,685	3,500	950
Return of capital to parent	(1,043)	-	(18)
Employee benefit plans, including transfers and other	(8)	-	16

Balance at end of period	$23,119	$21,485	$18,227

(Accumulated deficit) retained earnings
Balance at beginning of period	$(7,245)	$(4,423)	$1,877
Adjustment to initially apply the fair value option method of accounting, net of tax	-	-	(538)

Balance at beginning of period, as adjusted	(7,245)	(4,423)	1,339
Net loss	(7,450)	(2,783)	(4,906)
Dividend equivalents on HSBC’s Restricted Share Plan	-	(2)	(7)
Dividends:
Preferred stock	(37)	(37)	(37)
Common stock	-	-	(812)

Balance at end of period	$(14,732)	$(7,245)	$(4,423)

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(1,378)	$(220)	$359
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	684	(610)	(657)
Securities available-for-sale, not other-than temporarily impaired, and interest-only strip receivables	92	(53)	10
Other-than-temporarily impaired debt securities available-for-sale (includes $36 million of gross OTTI losses less $25 million of gross losses recognized in other revenues (losses))	(7)	-	-
Postretirement benefit plan adjustment, net of tax	4	(1)	(2)
Foreign currency translation adjustments, net of tax	22	(120)	70

Other comprehensive income (loss), net of tax	795	(784)	(579)
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. Operations	-	(380)	-
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of Canadian Operations	-	6	-

Balance at end of period	$(583)	$(1,378)	$(220)

Total common shareholder’s equity	$7,804	$12,862	$13,584

Comprehensive income ( loss)
Net loss	$(7,450)	$(2,783)	$(4,906)
Other comprehensive income (loss)	795	(784)	(579)

Comprehensive income (loss)	$(6,655)	$(3,567)	$(5,485)

Preferred stock
Balance at beginning and end of period	575	575	575

Common stock
Issued
Balance at beginning of period	60	57	55
Issuance of common stock to parent	5	3	2

Balance at end of period	65	60	57

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2009	2008	2007

	(in millions)

Cash flows from operating activities
Net loss	$(7,450)	$(2,783)	$(4,906)
Loss from discontinued operations	-	(32)	(528)

Loss from continuing operations	(7,450)	(2,751)	(4,378)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10,065	13,430	10,470
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	(57)	-	-
Gain on receivable sales to HSBC affiliates	(469)	(260)	(419)
Goodwill and other intangible impairment charges	2,308	329	4,513
Loss on sale of real estate owned, including lower of cost or market adjustments	101	229	234
Insurance policy and claim reserves	(18)	(41)	4
Depreciation and amortization	205	246	335
Mark-to-market on debt designated at fair value and related derivatives	2,880	(2,924)	(1,583)
Gain on sale of Visa Class B shares in 2008 and MasterCard Class B shares in 2007	-	(11)	(113)
Deferred income tax (benefit) provision	(171)	(127)	(1,058)
Net change in other assets	(764)	(309)	(988)
Net change in other liabilities	(590)	(546)	(301)
Originations of loans held for sale	(38,089)	(24,884)	(27,977)
Sales and collections on loans held for sale	38,803	25,114	30,001
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(594)	(161)	3,329
Change in accrued finance income related to December 2009 charge-off policy changes and nonaccrual policy change for re-aged loans	541	-	-
Excess tax benefits from share-based compensation arrangements	-	-	(8)
Other-than-temporary impairment on securities	25	54	-
Lower of cost or fair value adjustments on receivables held for sale	385	571	55
Other, net	263	250	229

Cash provided by operating activities – continuing operations	7,374	8,209	12,345
Cash provided by operating activities – discontinued operations	-	420	523

Net cash provided by (used in) operating activities	7,374	8,629	12,868

Cash flows from investing activities
Securities:
Purchased	(536)	(452)	(1,109)
Matured	363	538	750
Sold	166	175	173
Net change in short-term securities available-for-sale	52	(510)	1,324
Net change in securities purchased under agreements to resell	(1,825)	481	(1,335)
Net change in interest bearing deposits with banks	8	251	(106)
Proceeds from sale of affiliate preferred shares to HSBC Holdings Plc	242	-	-
Proceeds from sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	106	-	-
Proceeds from sale of Visa Class B shares in 2008 and MasterCard Class B shares in 2007	-	11	113
Receivables:
Net (originations) collections	8,621	5,892	(6,103)
Purchases and related premiums	(43)	(48)	(220)
Proceeds from sales of real estate owned	1,467	1,591	1,558
Net change in interest-only strip receivables	-	-	6
Proceeds from bulk sale of receivables to HSBC Bank USA	8,821	-	-
Proceeds from sales of real estate secured receivables held in portfolio to a third party	-	1,116	2,692
Net cash received in sale of U.K. operations to an affiliate	-	259	-
Net cash received in sale of Canada operations to an affiliate	-	277	-
Properties and equipment:
Purchases	(51)	(77)	(52)
Sales	-	50	38

Cash provided by (used in) investing activities – continuing operations	17,391	9,554	(2,271)
Cash provided by (used in) investing activities – discontinued operations	-	646	(159)

Net cash provided by (used in) investing activities	17,391	10,200	(2,430)

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2009	2008	2007

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(5,348)	1,914	(3,082)
Net change in due to affiliates	(4,225)	2,184	472
Long-term debt issued	4,078	4,675	18,072
Long-term debt retired	(20,507)	(30,906)	(25,691)
Insurance:
Policyholders’ benefits paid	(95)	(95)	(97)
Cash received from policyholders	58	54	49
Capital contribution from parent	2,410	3,500	950
Return of capital to parent	(1,043)	-	-
Shareholder’s dividends	(37)	(37)	(849)
Excess tax benefits from share-based compensation arrangements	-	-	8

Cash provided by (used in) financing activities – continuing operations	(24,709)	(18,711)	(10,168)
Cash provided by (used in) financing activities – discontinued operations	-	(620)	(350)

Net cash provided by (used in) financing activities	(24,709)	(19,331)	(10,518)

Effect of exchange rate changes on cash	-	(26)	(8)

Net change in cash	56	(528)	(88)
Cash at beginning of period(1)	255	783	871

Cash at end of period(2)	$311	$255	$783

Supplemental Cash Flow Information:
Interest paid	$4,487	$7,042	$8,034

Income taxes paid	$98	$46	$690

Supplemental Noncash Activities:
Fair value of properties added to real estate owned	$1,275	$2,137	$2,195

Transfer of receivables to held for sale	$609	$19,335	$-

Transfer of receivables to held for investment	$1,294	$-	$-

Extinguishment of indebtedness related to bulk receivable sale	$(6,077)	$-	$-

Redemption of junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$(275)	$-	$-

(1)	Cash at beginning of period includes $171 million and $150 million for discontinued operations as of December 31, 2008 and 2007, respectively.

(2)	Cash at end of period includes $171 million for discontinued operations as of December 31, 2007.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page

1	Organization	143
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	143
3	Discontinued Operations	153
4	Receivable Portfolio Sales to HSBC Bank USA	154
5	Strategic Initiatives	155
6	Securities	160
7	Receivables	164
8	Changes in Charge-off Policies	168
9	Credit Loss Reserves	170
10	Receivables Held for Sale	170
11	Asset Securitizations and Secured Financings	172
12	Properties and Equipment, Net	173
13	Intangible Assets	174
14	Goodwill	175
15	Commercial Paper	176
16	Long-Term Debt	177
17	Derivative Financial Instruments	180
18	Income Taxes	185
19	Redeemable Preferred Stock	190
20	Accumulated Other Comprehensive Loss	190
21	Share-Based Plans	191
22	Pension and Other Postretirement Benefits	195
23	Related Party Transactions	203
24	Business Segments	208
25	Fair Value Measurements	214
26	Commitments and Contingent Liabilities	220
27	Concentration of Credit Risk	221

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States. Our lending products currently include MasterCard*(, Visa*, American Express* and Discover* credit card receivables (“Credit Card”) as well as private label receivables. A portion of new credit card and all new private label originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada as well as tax refund anticipation loans and other related products in the United States. Historically, our lending products have also included real estate secured, auto finance and personal non-credit card receivables in the United States, the United Kingdom and Canada. Additionally, we also previously offered credit and specialty insurance in the United Kingdom. We have two reportable segments: Card and Retail Services and Consumer. Our Card and Retail Services segment includes our domestic MasterCard, Visa, private label and other credit card operations. Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses.

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

(* MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities in which we are the primary beneficiary. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-K as “we,” “us,” or “our.”

We assess whether an entity is a variable interest entity and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity. Our involvement is subsequently reassessed only upon the occurrence of certain changes in the entity’s governing documents or planned operations that result in changes to the entity’s equity structure or its expected losses. A variable interest entity (“VIE”) is defined as an entity in which the equity investment at risk is not sufficient to finance the entity’s activities, where the equity investors lack certain characteristics of a controlling financial interest, or where voting rights are not proportionate to the economic interests of a particular equity investor and the entity’s activities are conducted primarily on behalf of that investor. A VIE must be consolidated by its primary beneficiary, which is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. We are involved with VIEs primarily in connection with our collateralized funding transactions. See Note 11, “Asset Securitizations and Secured Financings,” for additional discussion of those activities and the use of VIEs.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current period presentation. Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2008, we completed the sale of our United Kingdom and Canadian operations to HSBC affiliates. See Note 3, “Discontinued Operations,” for further details. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Subsequent events have been evaluated through the time this Form 10-K was issued and filed with the U.S. Securities and Exchange Commission on March 1, 2010.

Securities purchased under agreements to resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which the securities were acquired plus accrued interest. Interest income earned on these securities is included in net interest income.

Securities We maintain investment portfolios of debt securities (comprised primarily of corporate debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio is classified as available-for-sale. Available-for-sale investment securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value with changes in fair value recorded as adjustments to common shareholder’s equity in accumulated other comprehensive income (loss), net of income taxes.

When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. To the extent that such a decline is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s cost and its fair value except that beginning in 2009, only the credit loss component of such a decline is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. A new cost basis is established for the security that reflects the amount of the other-than-temporary impairment loss recognized in earnings.

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

For cash flow presentation purposes, we consider available-for-sale securities with original maturities less than 90 days as short term, and thus any purchases, sales and maturities are presented on a net basis.

Receivables Held for Sale Receivables are classified as held for sale when management does not have the intent to hold the receivable for the foreseeable future. Such receivables are carried at the lower of aggregate cost or fair value with any subsequent write downs or recoveries charged to other income. Unearned income, unamortized deferred fees and costs on originated receivables, and premiums or discounts on purchased receivables are recorded as an adjustment of the cost of the receivable and are not reflected in earnings until the receivables are sold.

Receivables Finance receivables are carried at amortized cost, which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risk on our consumer receivables. Finance income, which includes interest income, unamortized deferred fees and cost on originated receivables and premiums or discounts on purchased receivables, is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs.

Provision and Credit Loss Reserves Provision for credit losses on receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees, including late, over limit and annual fees, in the existing loan portfolio. We estimate probable incurred losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been restructured, rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. Delinquency status may be affected by customer account management policies and practices, such as the restructure of accounts, forbearance agreements, extended payment plans, modification arrangements, loan rewrites and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products, and for certain products their vintages, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-over contractual delinquency and months coverage ratios in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

Provisions for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment analysis. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered TDR Loans as it is generally believed that the borrower is experiencing financial difficulty and a concession has been granted. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR, it continues to be reported as such until it is paid off or charged-off.

Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate secured(2)	Beginning in December 2009, carrying value in excess of net realizable values are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Beginning in October 2009, interest accruals are resumed and suspended interest is recognized when the customer makes six consecutive qualifying payments under the terms of the loan, while maintaining a current payment status at the point of the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months is reversed.
	Prior to December 2009, carrying values in excess of net realizable value are charged-off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), generally the account will be charged-off no later than by the end of the month in which the account becomes eight months contractually delinquent.	Prior to October 2009, upon re-age interest accruals were resumed and all suspended interest was recognized. For Consumer Lending, if the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months is reversed.
Auto finance(4)	Carrying values in excess of net realizable value are charged off at the earlier of the following:

• the collateral has been repossessed and sold,

• the collateral has been in our possession for more than 30 days, or

	• the loan becomes 120 days contractually delinquent (prior to January 2009, 150 days contractually delinquent).	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Credit card	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Private label(3)	Retail sales contracts at our Consumer Lending business (reported as personal non-credit card receivables beginning in 2009), generally charge-off the month following the month in which the account becomes six months contractually delinquent.	Interest income accruals for retail sales contracts are suspended when principal or interest payments are more than three months contractually delinquent. After suspension, interest income is generally recorded as collected.
Prior to December 2009, retail sales contracts were generally charged-off the month following the month in which the account became nine months contractually delinquent and no payment was received in six months, but in no event to exceed 12 months contractually delinquent.
Personal non-credit card(3)	Beginning in December 2009, accounts are generally charged-off by the end of the month in which the account becomes six months contractually delinquent.

Prior to December 2009, accounts were generally charged-off the month following the month in which the account became nine months contractually delinquent and no payment was received in six months, but in no event exceeded 12 months contractually delinquent (except in our discontinued United Kingdom business which did not include a recency factor).	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest subsequently received is generally recorded as collected and accruals are not resumed upon a re-age when the receivable becomes less than three months contractually delinquent.

For PHL’s prior to October 2009 upon re-age, interest accruals were resumed and suspended interest accruals were recognized. If the receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months is reversed.

(1)	For our discontinued United Kingdom business, interest income accruals were suspended when principal or interest payments were more than three months contractually delinquent.
(2)	For our discontinued United Kingdom business, real estate secured carrying values in excess of net realizable value were charged-off at the time of sale.
(3)	For our discontinued United Kingdom business, delinquent private label receivables were charged-off the month following the month in which the account became nine months contractually delinquent. Retail sales contracts in the discontinued United Kingdom business for which bankruptcy notification had been received were charged off after five months of delinquency or in the month received if greater than five months delinquent at that time. For our discontinued Canadian business, delinquent private label and personal non-credit card receivables were charged off when no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent.
(4)	For our discontinued Canadian business, interest income accruals on auto loans were suspended and the portion of previously accrued interest expected to be uncollectible was written off when principal payments are more than three months contractually past due and resumed when the receivables become less than three months contractually past due.

Charge-off involving a bankruptcy for our domestic MasterCard and Visa receivables occurs by the end of the month 60 days after notification or 180 days delinquent, whichever is sooner. For auto finance receivables, bankrupt accounts are charged off at the earlier of 60 days after notification or the end of the month in which the account becomes 120 days contractually delinquent. Prior to January 2009, auto finance accounts involving a bankruptcy were charged-off no later than the end of the month in which the loan became 210 days contractually delinquent.

Transfers of Financial Assets and Securitizations Transfers of financial assets in which we surrender control over the transferred assets are accounted for as sales. Control is generally considered to have been surrendered when (i) the transferred assets are legally isolated from us and our consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is a QSPE, the holders of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests held, for a holder of a QSPE’s beneficial interests) without any constraints that would provide a benefit to us, and (iii) we have no obligation, right, or option to reclaim or repurchase the assets. If the sale criteria are met, the transferred assets are removed from our balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability (a “secured financing”). For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement such as servicing responsibilities, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.

We securitize certain credit card and personal non-credit card receivables where securitization provides an attractive source of funding. All credit card and personal non-credit card securitization transactions have been structured as secured financings using trusts that are not QSPEs.

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

Repossessed Collateral Collateral acquired in satisfaction of a loan is initially recognized at its fair value less estimated costs to sell and reported as either real estate owned or within other assets depending on the collateral. A valuation allowance is created to recognize any subsequent declines in fair value less estimated costs to sell. These values are periodically reviewed and adjusted against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.

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

Intangible Assets Intangible assets currently consist of purchased credit card relationships and related programs, other loan related relationships, technology and customer lists. Intangible assets are amortized over their estimated useful lives on a straight-line basis. These useful lives range from 7 years for certain technology and other loan related relationships to approximately 10 years for certain purchased credit card relationships and related programs. Intangible assets are reviewed for impairment using discounted cash flows annually, or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flows models, inputs and assumptions consistent with those used by market participants.

Goodwill Goodwill represents the excess purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. This methodology utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and revised economic projections at the review date and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment may be reviewed as of an interim date if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment.

The goodwill impairment analysis is a two step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying value including allocated goodwill exceeds fair value, the second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill, as determined using the same methodology as used in a business combination, is less than the carrying value of goodwill, an impairment charge is recorded for the excess. An impairment recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment are not permitted. As of December 31, 2009, all of the goodwill previously recorded has been written off.

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

Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged risk, are recorded as derivative related income (expense) in the current period. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative related income (expense) in the current period. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as Gain on debt designated at fair value and related derivatives in the current period.

For derivative instruments designated as qualifying hedges, we formally document all relationships between hedging instruments and hedged items. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative is not expected to continue to be highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.

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

Foreign Currency Translation Effects of foreign currency translation in the statements of cash flows, primarily a result of the specialty insurance products we offer in Canada, were offset against the cumulative foreign currency adjustment, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

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

Share-Based Compensation We account for all awards of HSBC stock granted to employees under various share option, restricted share, restricted stock units and employee stock purchase plans using the fair value based method of accounting. The fair value of the rewards granted is recognized as expense over the requisite service period (e.g., vesting period), generally three to five years for options and three or five years for restricted share awards. The fair value of each option granted, measured at the grant date, is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to restricted share awards is based upon the market value of the shares on the date of grant.

Pension and Other Postretirement Benefits We recognize the funded status of our postretirement benefit plans on the consolidated balance sheets with the offset to accumulated other comprehensive income (loss), net of tax. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

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

Income Taxes HSBC Finance Corporation is included in HSBC North America’s consolidated federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of tax credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated group, the proportionate share of the utilized attribute is allocated based on each affiliate’s percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction’s laws and regulations regarding the ordering of utilization. In addition, we file some unconsolidated state tax returns.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more-likely-than-not to be realized. Since we are included in HSBC North America’s consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level. We look at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.

Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.

Further evaluation is performed at the HSBC Finance Corporation legal entity level to evaluate the need for a valuation allowance where we file separate company state income tax returns. Investment tax credits generated by leveraged leases are accounted for using the deferral method. Changes in estimates of the basis in our assets and liabilities or other estimates recorded at the date of our acquisition by HSBC are recorded through earnings. Prior to the write-off of all of our goodwill during the second quarter of 2009, these changes in estimates were adjusted against goodwill. Prior to the adoption on January 1, 2009 of guidance issued by the FASB with respect to business combinations, these changes in estimates were adjusted against goodwill when it was determined that the difference pertained to a balance originating prior to our acquisition by HSBC.

Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, sales of businesses, servicing arrangements, information technology services, item processing and statement processing services, banking and other miscellaneous services and beginning in 2009 also included human resources, corporate affairs and other shared services in North America.

New Accounting Pronouncements Adopted

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight different areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. We began to use the Codification on the effective date and it had no impact on our financial statements. However, throughout this Form 10-K, all references to prior FASB, AICPA and EITF accounting pronouncements have been removed and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

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

Disclosures about derivative instruments and hedging activities In March 2008, the FASB issued guidance which amended the existing derivative and hedging disclosure requirements, requiring increased disclosures about derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. We adopted the guidance effective January 1, 2009. See Note 17, “Derivative Financial Instruments,” in these consolidated financial statements.

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

Employers’ disclosures about postretirement benefit plan assets In December 2008, the FASB issued guidance which requires more detailed disclosures about employers’ plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. These new disclosures are applicable for the first fiscal year ending after December 15, 2009. We adopted the new disclosure requirements effective December 31, 2009, which are presented in Note 22, “Pension and Other Postretirement Benefits,” in these consolidated financial statements.

Interim disclosures about fair value of financial instruments In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. We have adopted the disclosure requirements effective January 1, 2009. See Note 25, “Fair Value Measurements,” in these consolidated financial statements.

Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. We adopted this guidance effective January 1, 2009. See Note 25, “Fair Value Measurements,” in these consolidated financial statements for the expanded disclosure.

The recognition and presentation of other-than-temporary impairment In April 2009, the FASB issued guidance which amends the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not we will not be required to sell the debt security, we are required to segregate the difference between fair value and amortized cost into credit loss and other losses with only the credit loss recognized in earnings and other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The guidance also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that the investment is not other-than-temporarily impaired and is effective for all reporting periods ending after June 15, 2009, with earlier adoption permitted. We adopted this guidance effective January 1, 2009. Adoption did not have an impact on our financial position or results of operations. See Note 6, “Securities,” in these consolidated financial statements for additional information on other-than-temporary impairments.

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

Prior to the sale of our entire U.K. operations in May 2008, we had disposed of our U.K. insurance operations in November 2007 and our European operations in November 2006 which were part of our U.K. Operations as well as our U.K. credit card business in December 2005. None of these individual transactions previously qualified for discontinued operations presentation. However, as a result of reclassifying our entire remaining U.K. Operations as discontinued, the results of these previous dispositions are now included in our discontinued operation results for all historical periods.

The following summarizes the operating results of our U.K. Operations for the periods presented:

	Year Ended December 31,
Income (Expense)	2008(1)	2007

	(in millions)

Net interest income and other revenues, excluding insurance revenue	$153	$382
Insurance revenue	37	340
Provision for credit losses	(94)	(395)
Policyholder benefits	-	(189)
Operating expenses	(110)	(843)

Loss before income tax (expense) benefit	(14)	(705)
Income tax (expense) benefit	-	86

Loss from discontinued operation	$(14)	$(619)

(1)	Amounts shown for 2008 represent totals from January 1, 2008 through May 31, 2008.

Canada On November 30, 2008, we sold the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to HSBC Bank Canada. The sales price was approximately $279 million (based on the exchange rate on the date of sale). At the time of the sale, the assets of the Canadian Operations consisted primarily of net receivables of $3.1 billion, available-for-sale securities of $98 million and goodwill of $65 million. Liabilities at the time of the sale consisted primarily of long-term debt of $3.1 billion. As a result of this transaction, HSBC Bank Canada assumed the liabilities of our Canadian Operations outstanding at the time of the sale. However, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale. As of December 31, 2009, the outstanding balance of the guaranteed notes was $2.3 billion and the latest scheduled maturity of the notes is May 2012. Because the sale was between affiliates under common control, the book value of the investment in our Canadian Operations in excess of the consideration received at the time of sale which totaled $40 million was recorded as a decrease to common shareholder’s equity. Of this amount, $46 million was reflected as a decrease to additional paid-in-capital and $6 million was reflected as an increase to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our Canadian Operations were previously reported in the International Segment.

The following summarizes the operating results of our Canadian Operations for the periods presented:

	Year Ended December 31,
Income (Expense)	2008(1)	2007

	(in millions)

Net interest income and other revenues	$486	$554
Provision for credit losses	(199)	(162)
Operating expenses	(279)	(247)

Income before income tax expense	8	145
Income tax expense	(26)	(54)

Income (loss) from discontinued operation	$(18)	$91

(1)	Amounts shown for 2008 represent totals from January 1, 2008 through November 30, 2008.

4.	Receivable Portfolio Sales to HSBC Bank USA

General Motors and Union Plus Credit Card Receivable Portfolios In January 2009, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”) with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. At December 31, 2008, the GM and UP Portfolios were included in receivables held for sale with a lower of cost or fair value of $6.2 billion and $5.9 billion, respectively. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. The sales price was determined based on independent valuation opinions based on the fair values of the pool of receivables in late November and early December 2008, the dates the transaction terms were agreed upon, respectively. As a result, during the first quarter of 2009 we recorded a gain of $130 million ($84 million after-tax) on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million ($(51) million after-tax) recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement we sell additional receivable originations generated under existing and future accounts to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. We continue to service the receivables sold to HSBC Bank USA for a fee.

See Note 23, “Related Party Transactions,” for further discussion of the daily receivable sales to HSBC Bank USA and how fair value is determined.

Auto Finance Receivable Portfolio In January 2009, we also sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of

$2.8 billion. The sales price was based on an independent valuation opinion based on the fair values of the receivable in September 2008, the date the transaction terms were agreed upon. As a result, in the first quarter of 2009 we recorded a gain of $7 million ($4 million after-tax) on the sale of these auto finance receivables. We will continue to service these auto finance receivables for HSBC Bank USA for a fee.

5.	Strategic Initiatives

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities for our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken since mid-2007 and continued into 2009 which are summarized below:

2009 Strategic Initiatives

Auto Finance In November 2009, we entered into an agreement with Santander Consumer USA Inc. (“SC USA”) to sell our auto loan servicing operations as well as $1.0 billion in both delinquent and non-delinquent auto loans currently held for sale (approximately $400 million of which we will purchase from an affiliate, HSBC USA Inc. prior to close) for $904 million in cash and enter into a loan servicing agreement for the remainder of our U.S. auto loan portfolio, including those auto loans serviced for HSBC USA Inc. The transaction is currently expected to close in the first quarter of 2010. Under the terms of the sale, our auto loan servicing facilities in San Diego, California and Lewisville, Texas will be assigned to SC USA and the majority of the employees from those locations will be offered the opportunity to transfer to SC USA at the time of close. SC USA will provide servicing for the auto loans it purchases, as well as for the remaining HSBC auto loan portfolio we had previously serviced. As a result of this decision, in the fourth quarter of 2009, we recorded $3 million relating to one-time termination and other employee benefits. Additional costs incurred as a result of this decision are not expected to be material. While this business is currently operating in run-off mode, we will not report it as a discontinued operations after this transaction because we will continue to generate cash flow from the on-going collection of the receivables, including interest and fees.

Facility Closures During 2009, we decided to exit certain lease arrangements and consolidate a variety of locations across the United States to increase our operating efficiencies and reduce operating expenses. As a result, we have or will exit certain facilities and/or significantly reduce our occupancy space over the next 12 to 18 months in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota and Tampa, Florida. Additionally, we have decided to consolidate our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility. As a result of these decisions, during 2009 we recorded $3 million relating to one-time termination and other employee benefits, of which $2 million were paid to the affected employees during the fourth quarter of 2009. We also recorded $4 million related to lease termination and associated costs and $3 million related to impairment of fixed assets. The restructuring liability relating to these decisions was $5 million at December 31, 2009.

In the fourth quarter of 2009, we decided to consolidate certain servicing functions currently performed in Brandon, Florida to facilities in Buffalo, New York and Elmhurst, Illinois. As a result of this decision, we recorded $3 million relating to one-time termination and other employee benefits. At December 31, 2009, the restructuring liability relating to this decision was $2 million.

Consumer Lending Business In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices. We continue to service and collect the existing receivable portfolio as it runs off, while continuing to assist our mortgage customers by using appropriate modification and other account management programs to maximize collection and home preservation. The following summarizes the restructuring liability relating to our Consumer Lending business recorded in 2009.

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

	(in millions)

Restructuring liability at December 31, 2008	$-	$-	$-	$-
Restructuring costs recorded during the period	73	53	11	137
Restructuring costs paid during the period	(66)	(45)	(9)	(120)

Restructuring liability at December 31, 2009	$7	$8	$2	$17

During 2009, we also incurred $3 million primarily relating to the acceleration of stock based compensation expense and non-cash charges of approximately $29 million relating to the impairment of fixed assets and other capitalized costs. We also recorded a curtailment gain of $16 million for other post-retirement benefits as well as a reduction of pension expense of $2 million related to this decision. As a result, we have expensed a cumulative total of $151 million in restructuring costs. We anticipate additional closure costs may be recorded during 2010; however, such remaining costs are not expected to be material.

Separate from the reduction of pension expense discussed above, in the third quarter of 2009 we recorded our portion of the expense related to the partial plan termination associated with certain pension benefit plan participants who have left the employment of HSBC Finance Corporation since 2007, some of which were terminated as part of our decision to close the Consumer Lending branch offices. This cost is not reflected in the table above. See Note 22, “Pension and Other Postretirement Benefits,” for further details.

In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible assets which resulted in an impairment charge of $14 million during the first quarter of 2009 which represented all of the remaining intangible assets associated with this business. See Note 13, “Intangible Assets,” for additional information related to the intangible asset impairment.

While our Consumer Lending business is operating in a run-off mode, we have not reported this business as a discontinued operation because of our continuing involvement in servicing and collecting the receivables.

2008 Strategic Initiatives

Card and Retail Services Business In the third quarter of 2008 we closed our servicing facilities located in Jacksonville, Florida and White Marsh, Maryland (the “Servicing Facilities”). The servicing activities performed in the Servicing Facilities were redeployed to other facilities in our Card and Retail Services businesses. The restructure liability relating to the closure of the Servicing Facilities was $1 million at December 31, 2009 and $4 million at December 31, 2008. We do not anticipate additional restructuring charges will be incurred related to the closure of the Servicing Facilities. As a result of this decision, we have expensed a cumulative total of $8 million in restructuring costs through December 31, 2009.

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

In July 2008, we decided to discontinue new auto loan originations from our dealer and direct-to-consumer channels. We will continue to collect the existing auto loan portfolio as it pays down. As a result of this decision, we have expensed a cumulative total of $33 million in restructuring costs through December 31, 2009, which includes a

$2 million non-cash charge during 2008 relating to the impairment of fixed assets. We anticipate additional restructuring costs will be recorded during 2010, however such remaining costs are not expected to be material. The restructure liability relating to this decision was $3 million and $10 million at December 31, 2009 and December 31, 2008, respectively. We will continue to service these receivables until the sale of our auto loan servicing operations to SC USA which is expected to occur during the first quarter of 2010.

Solstice Capital Group, Inc. Operations In December 2008, we decided to cease operations of Solstice Capital Group, Inc., a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale. As a result of this decision, we recorded $1 million of one-time termination and other employee benefit costs during the fourth quarter of 2008 which was paid to the affected employees during the first quarter of 2009. No additional restructuring charges are anticipated in future periods.

Summary of Restructuring Liability Related to 2008 Strategic Initiatives The following summarizes the changes in the restructure liability during the years ended December 31, 2009 and 2008 relating to the actions implemented during 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2007	$-	$-	$-
Restructuring costs recorded during the period	36	13	49
Restructuring costs paid during the period	(26)	(3)	(29)

Restructure liability at December 31, 2008	10	10	20
Restructuring costs recorded during the period	1	1	2
Restructuring costs paid during the period	(10)	(5)	(15)
Adjustments to restructure liability during the period	(1)	(2)	(3)

Restructure liability at December 31, 2009	$-	$4	$4

2007 Strategic Initiatives

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

Summary of Restructuring Liability Related to 2007 Strategic Initiatives The following summarizes the changes in the restructure liability during the years ended December 31, 2009, 2008 and 2007 relating to the actions implemented during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Restructure liability at December 31, 2006	$-	$-	$-
Restructuring costs recorded during the period	32	44	76
Restructuring costs paid during the period	(15)	(7)	(22)

Restructure liability at December 31, 2007	17	37	54
Restructuring costs recorded during the period	-	4	4
Restructuring costs paid during the period	(9)	(21)	(30)
Adjustments to restructure liability during the period	(7)	(3)	(10)

Restructure liability at December 31, 2008	1	17	18
Restructuring costs recorded during the period	-	-	-
Restructuring costs paid during the period	(1)	(3)	(4)
Adjustments to restructure liability during the period	-	-	-

Restructure liability at December 31, 2009	$-	$14	$14

Summary of Strategic Initiatives The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the years ended December 31, 2009, 2008 and 2007:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(in millions)

Year ended December 31, 2009:
Expenses for 2009 Strategic Initiatives:
Auto Finance	$3	$-	$-	$-	$3
Facility closures	6	4	-	3	13
Consumer Lending closure(5)	73	53	11	14	151
Adjustments for 2008 Strategic Initiatives:
Card and Retail Services	-	(2)	-	-	(2)
Auto Finance	-	1	-	-	1

	$82	$56	$11	$17	$166

Year ended December 31, 2008:
Expenses for 2008 Strategic Initiatives:
Card and Retail Services	$9	$6	$-	$-	$15
Auto Finance	26	7	-	2	35
Solstice	1	-	-	-	1
Adjustments for 2007 Strategic Initiatives:
Mortgage Services	(4)	2	-	-	(2)
Consumer Lending	(1)	(1)	-	-	(2)
Carmel Facility	(2)	-	-	-	(2)

	$29	$14	$-	$2	$45

Year ended December 31, 2007:
Mortgage Services	$19	$25	$-	$11	$55
Consumer Lending	8	17	-	6	31
Carmel Facility	5	2	-	-	7

	$32	$44	$-	$17	$93

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income (loss).
(2)	Lease termination and associated costs and fixed assets write-downs are included as a component of Occupancy and equipment expenses in the consolidated statement of income (loss).
(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).
(4)	Includes $32 million, $2 million and $17 million of fixed asset write-offs during 2009, 2008 and 2007, respectively, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). Other expenses during 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of income (loss).
(5)	Excludes intangible asset impairment charges of $14 million recorded during the year ended December 31, 2009.

6.	Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities(6)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$196	-	$1	$(1)	$196
U.S. government sponsored enterprises(1)	95	-	3	(1)	97
U.S. government agency issued or guaranteed	20	-	1	-	21
Obligations of U.S. states and political subdivisions	31	-	1	-	32
Asset-backed securities(2)	94	(11)	2	(2)	83
U.S. corporate debt securities(3)	1,684	-	60	(20)	1,724
Foreign debt securities	351	-	15	-	366
Equity securities	12	-	-	-	12
Money market funds(5)	627	-	-	-	627

Subtotal	3,110	(11)	83	(24)	3,158
Accrued investment income	29	-	-	-	29

Total securities available-for-sale	$3,139	$(11)	$83	$(24)	$3,187

		Gross	Losses
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Gross	Value

	(in millions)

U.S. Treasury	$56	$1	$-	$57
U.S. government sponsored enterprises(1)	149	6	-	155
U.S. government agency issued or guaranteed	34	-	-	34
Obligations of U.S. states and political subdivisions	35	-	(1)	34
Asset-backed securities(2)	162	-	(34)	128
U.S. corporate debt securities(3)	1,702	22	(68)	1,656
Foreign debt securities	268	5	(4)	269
Equity securities(4)	64	1	(13)	52
Money market funds(5)	679	-	-	679

Subtotal	3,149	35	(120)	3,064
Accrued investment income	30	-	-	30

Total securities available-for-sale	$3,179	$35	$(120)	$3,094

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
(2)	At December 31, 2009 and 2008, the majority of our asset-backed securities are residential mortgage-backed securities.
(3)	At December 31, 2009 and 2008, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.
(4)	At December 31, 2008, substantially all of our equity securities were perpetual preferred equity investments in the utilities and financial services sectors which were sold in the first half of 2009.
(5)	Money market funds at December 31, 2008 include $144 million which is restricted for the sole purpose of paying down certain secured financings at the established payment date. There were no restricted money market funds at December 31, 2009.
(6)	For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of other-than-temporary impairment (“OTTI”) is recorded in accumulated other comprehensive income beginning in 2009.

A summary of gross unrealized losses and related fair values as of December 31, 2009 and 2008, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	17	$(1)	$97	-	$-	$-
U.S. government sponsored enterprises	1	-	5	1	(1)	4
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	1	-	-
Asset-backed securities	7	(1)	10	18	(12)	34
U.S. corporate debt securities	59	(3)	170	50	(17)	150
Foreign debt securities	12	-	33	-	-	-

	96	$(5)	$315	70	$(30)	$188

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2008	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. government sponsored enterprises	3	$-	$6	8	$-	$4
U.S. government agency issued or guaranteed	-	-	-	1	-	4
Obligations of U.S. states and political subdivisions	6	(1)	28	-	-	-
Asset-backed securities	30	(10)	90	15	(24)	19
U.S. corporate debt securities	331	(39)	755	83	(29)	255
Foreign debt securities	25	(3)	69	12	(1)	20
Equity securities	26	(6)	25	18	(7)	17

	421	$(59)	$973	137	$(61)	$319

Gross unrealized losses decreased during 2009 primarily due to the impact of lower credit spreads, partially offset by rising interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. Our decision in the first quarter of 2009 to discontinue new customer account originations in our Consumer Lending business adversely impacted certain insurance subsidiaries that held perpetual preferred securities. Therefore, during the first quarter of 2009 we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost and, therefore, these securities were deemed to be other-than-temporarily impaired. As a result, we recorded $20 million of impairment losses in the first quarter of 2009 related to these perpetual preferred securities as a component of investment income. The entire unrealized loss was recorded in earnings in accordance with new accounting guidance related to the recognition of other-than-temporary impairment which we early adopted effective January 1, 2009 and is described more fully below. We subsequently sold our entire portfolio of perpetual preferred securities during the second quarter of 2009. Additionally, during the fourth quarter of 2009, certain asset-backed securities were determined to be other-than-temporarily impaired in accordance with the new accounting guidance which resulted in an other-than-temporary impairment of $16 million being recognized on these investments. Consistent with the new accounting guidance described below, the credit loss component of the impairment on these debt securities which totaled $5 million was recorded as a component of other-than-temporary impairment losses in the consolidated statement of income (loss), while the remaining non-credit portion of the impairment loss which totaled $11 million was recognized in other comprehensive income (loss).

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

On-Going Assessment for Other-Than-Temporary Impairment

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

At December 31, 2009, approximately 91 percent of our corporate debt securities are rated A- or better. At December 31, 2009, approximately 69 percent of our asset-backed securities, which totaled $83 million, are rated “AAA.” However, without a sustained economic recovery in the near-term and liquidity fully returning to the markets, other-than-temporary impairments may occur in future periods.

Proceeds from the sale or call of available-for-sale investments totaled approximately $171 million in 2009, $229 million in 2008 and $253 million in 2007. We realized gross gains of $13 million in 2009, $5 million in 2008 and $1 million in 2007. We realized gross losses of $3 million in 2009, $14 million in 2008 and $2 million in 2007.

The $14 million loss in 2008 primarily represents the loss on the sale of our Fannie Mae and Freddie Mac preferred equity shares during the third quarter of 2008, which were deemed other-than-temporarily impaired prior to the sale.

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At December 31, 2009
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$11	$184	$1	$-	$196
Fair value	11	184	1	-	196
Yield(1)	2.65%	1.84%	4.95%	-%	1.90%
U.S. government sponsored enterprises:
Amortized cost	$-	$9	$42	$44	$95
Fair value	-	9	43	45	97
Yield(1)	-%	5.32%	4.72%	4.96%	4.89%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$20	$20
Fair value	-	-	-	21	21
Yield(1)	-%	-%	-%	5.06%	5.06%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$12	$19	$31
Fair value	-	-	12	20	32
Yield(1)	-%	-%	4.06%	4.09%	4.08%
Asset-backed securities:
Amortized cost	$-	$10	$26	$58	$94
Fair value	-	10	27	46	83
Yield(1)	-%	5.38%	4.81%	3.24%	3.90%
U.S. corporate debt securities:
Amortized cost	$172	$789	$224	$499	$1,684
Fair value	173	830	228	493	1,724
Yield(1)	3.21%	4.91%	4.72%	5.38%	4.85%
Foreign debt securities:
Amortized cost	$26	$237	$63	$25	$351
Fair value	26	250	63	27	366
Yield(1)	4.49%	4.45%	3.62%	6.52%	4.45%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

7.	Receivables

Receivables consisted of the following:

	At December 31,
	2009	2008

	(in millions)

Real estate secured	$59,535	$71,666
Auto finance	3,961	7,621
Credit card	11,626	13,231
Private label(1)	-	65
Personal non-credit card	10,486	15,568
Commercial and other	50	93

Total receivables	85,658	108,244
HSBC acquisition purchase accounting fair value adjustments	(11)	(26)
Accrued finance income	1,929	2,445
Credit loss reserve for owned receivables	(9,264)	(12,415)
Unearned credit insurance premiums and claims reserves	(181)	(227)

Total receivables, net	$78,131	$98,021

(1)	On a continuing basis, private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $12 million at December 31, 2009. Beginning in the first quarter of 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Secured financings of $5.5 billion at December 31, 2009 are secured by $8.0 billion of closed-end real estate secured and auto finance receivables. Secured financings of $15.0 billion at December 31, 2008 were secured by $21.4 billion of closed-end real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Net deferred origination fees, excluding MasterCard and Visa, for continuing operations totaled $317 million and $247 million at December 31, 2009 and 2008, respectfully. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, for continuing operations totaled $140 million and $149 million at December 31, 2009 and 2008, respectfully.

Purchased Receivable Portfolios In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. Receivables purchased for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit had been closed, if applicable, were recorded at an amount dependent upon the cash flows expected to be collected at the time of acquisition (“Purchased Credit-Impaired Receivables”). The difference between these expected cash flows and the purchase price represents an accretable yield which is amortized to interest income over the life of the receivable. The carrying amount of Champion real estate secured receivables subject to these accounting requirements was $36 million and $62 million at December 31, 2009 and 2008, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $66 million and $76 million at December 31, 2009 and 2008, respectively. Credit loss reserves of $31 million and $6 million as of December 31, 2009 and 2008, respectively, were held for the acquired Champion receivables subject to accounting requirements for Purchased Credit-Impaired Receivables due to a decrease in the expected future cash flows since the acquisition.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables some of which were also subject to the accounting requirements for Purchased Credit-

Impaired Receivables as described above. At December 31, 2009, the accretable yield has been fully amortized to interest income and there is no remaining difference between the carrying value and the outstanding contractual balances of these Purchased Credit-Impaired Receivable. At December 31, 2009, we no longer have any receivables acquired from Metris which are subject to these accounting requirements. The carrying amount of the credit card receivables acquired from Metris which were subject to these accounting requirements was $52 million at December 31, 2008, and is included in the credit card receivables in the table above. The outstanding contractual balance of these receivables was $77 million at December 31, 2008. At December 31, 2009 and 2008, no credit loss reserve for the acquired Metris receivables subject to accounting requirements for Purchased Credit-Impaired Receivables was established as there has been no decrease to the expected future cash flows since the acquisition.

The following summarizes the accretable yield on Champion and Metris receivables during 2009, 2008 and 2007:

For Year Ended December 31,	2009(1)(2)	2008(1)(2)	2007(1)(2)

	(in millions)

Accretable yield at beginning of period	$(28)	$(36)	$(76)
Accretable yield amortized to interest income during the period	29	34	49
Reclassification from non-accretable difference(3)	(14)	(26)	(9)

Accretable yield at end of period(4)	$(13)	$(28)	$(36)

(1)	For the Champion portfolio, there was a reclassification to accretable yield from non-accretable difference of $4 million, $6 million and $4 million during the years ended December 31 2009, 2008 and 2007, respectively.
(2)	For the Metris portfolio, there was a reclassification to accretable yield from non-accretable difference of $10 million, $20 million and $5 million during the years ended December 31 2009, 2008 and 2007, respectively.
(3)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.
(4)	At December 31, 2009, the entire remaining accretable yield is related to the Champion portfolio. The accretable yield related to the Metris portfolio was fully amortized to interest income during 2009.

Collateralized funding transactions We maintain a secured conduit credit facility with commercial banks which provides for secured financing of receivables on a revolving basis totaling $400 million. Of the amount available under this facility, no amounts were utilized at December 31, 2009. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and our general liquidity plans.

Contractual maturities Contractual maturities of our receivables were as follows:

	At December 31, 2009
	2010	2011	2012	2013	2014	Thereafter	Total

	(in millions)

Real estate secured	$176	$58	$77	$142	$197	$58,885	$59,535
Auto finance	1,618	1,159	716	361	104	3	3,961
Credit card(1)	7,156	2,518	1,005	433	210	304	11,626
Personal non-credit card	355	374	467	437	214	8,639	10,486
Commercial and other	7	15	1	-	-	27	50

Total	$9,312	$4,124	$2,266	$1,373	$725	$67,858	$85,658

(1)	As credit card receivables do not have stated contractual maturities, the table reflects estimates based on historical repayment patterns.

As a substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.

The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

	At December 31, 2009
	Over 1
	But Within	Over
	5 Years	5 Years

	(in millions)

Receivables at predetermined interest rates	$4,511	$56,979
Receivables at floating or adjustable rates	3,977	10,879

Total	$8,488	$67,858

Nonaccrual receivables

Nonaccrual consumer receivables reflect all non-credit card receivables which are 90 or more days contractually delinquent and totaled $8.2 billion and $10.7 billion at December 31, 2009 and 2008, respectively. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivable also do not include credit card receivables which, consistent with industry practice, continue to accrue until charge-off. A significant portion of the decrease at December 31, 2009 reflects the impact of the change in the charge-off policy for real estate secured and personal non-credit card receivables which occurred in December 2009. See Note 8, “Changes in Charge-off Policies,” for additional information regarding these policy changes. Interest income that would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $1.4 billion in 2009 and $1.2 billion in 2008. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $637 million in 2009 and $608 million in 2008. For an analysis of reserves for credit losses, see Note 9, “Credit Loss Reserves.”

Troubled Debt Restructurings

The following table presents information about our TDR Loans:

At December 31,	2009	2008

	(in millions)

TDR Loans(1):
Real estate secured:
Mortgage Services	$4,350	$2,662
Consumer Lending	4,776	1,674

Total real estate secured	9,126	4,336
Auto finance	284	191
Credit card	473	403
Personal non-credit card	726	590

Total TDR Loans	$10,609	$5,520

At December 31,	2009	2008

	(in millions)

Credit loss reserves for TDR Loans(2):
Real estate secured:
Mortgage Services	$1,137	$383
Consumer Lending	1,002	341

Total real estate secured	2,139	724
Auto finance	61	45
Credit card	158	80
Personal non-credit card	353	108

Total credit loss reserves for TDR Loans(1)	$2,711	$957

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Average balance of TDR Loans(1)	$7,010	$4,606	$2,236
Interest income recognized on TDR Loans(1)	420	347	142

(1)	Includes TDR balances reported as receivables held for sale for which there are no credit loss reserves as they are carried at lower of cost or fair value. At December 31, 2009, TDR loans include $0 million and $53 million of credit card and auto finance receivables, respectively, held for sale. At December 31, 2008, TDR loans include $138 million of credit card receivables held for sale.
(2)	Included in credit loss reserves.

As previously disclosed in our 2008 Form 10-K, modified loans which otherwise qualified as a TDR have historically continued to be reported as a TDR until such loans left a qualifying modification status. This was the result of our financial accounting systems not having the ability to track and report modified real estate secured loans which previously had been considered a TDR once they left a qualifying modification status. Beginning in the third quarter of 2009, we reported that we had developed enhanced tracking capabilities which enabled us to identify and report certain modified customer loans which had qualified as a TDR, but did not remain in compliance with the modified loan terms and were subsequently removed from modification status, which contributed to an increase in real estate secured TDR loans reported in the third quarter of 2009. In addition, we also reported that full development of these enhanced tracking capabilities had not yet been completed and a portion of modified real estate secured TDR loans were still not being captured by the enhanced tracking capabilities implemented to date.

As part of the process of completing these enhanced tracking capabilities during the fourth quarter of 2009 to identify and report all modified customer loans which qualify as a TDR, we also discovered that certain loans which should have been identified and reported as TDRs prior to the fourth quarter of 2009 were not being captured in our disclosure.

The combination of these items resulted in the identification of approximately $2.4 billion of additional real estate secured loans ($1.0 billion relating to Mortgage Services) and approximately $88 million of additional personal non-credit card loans which otherwise should have been reported as TDRs at September 30, 2009. The change in reporting these incremental loans as TDRs resulted in an increase to the component of reserves for TDR loans of approximately $440 million at September 30, 2009 which did not impact our overall reserve levels at September 30, 2009 as the credit performance associated with modified loans was a risk factor already considered in the establishment of our overall credit loss reserve levels and thus represents a reclassification of one component of loss reserves to another.

We use certain assumptions and estimates to compile our TDR balances and future cash flow estimates relating to these loans. In the fourth quarter of 2009, we experienced a significant increase in loans which qualify as TDRs as a result of the significant increase in modifications we initiated over the past several quarters and our decision to extend these modifications for longer periods. However, this incremental volume was largely offset by a significant run-off of TDR inventory associated with the December 2009 Charge-off Policy Changes. Also in the fourth quarter of 2009, we received updated performance data on loan modifications which included activity associated with the recent increases in modification volume since late 2008 through mid 2009. Based on this data, we completed an update of the assumptions reflected in the cash flow models used to estimate credit loss reserves associated with TDRs, including payment speeds and default rates. The update of these assumptions resulted in an increase to the provision for credit losses and an increase in the component of credit loss reserves specifically related to TDR loans of approximately $400 million net of reclassifications from other components of credit loss reserves.

8.	Changes in Charge-off Policies

Real Estate Secured and Personal Non-Credit Card Receivable Charge-off Policy Changes We have historically maintained charge-off policies within our Consumer Lending and Mortgage Services businesses that were developed in consideration of the historical consumer finance customer profile. As such, these policies focused on maximizing the amount of cash collected while avoiding excessive collection expenses on loans which would likely become uncollectible. Our historical real estate secured charge-off policies reflected consideration of customer behavior in that initiation of foreclosure or repossession activities often served to prompt repayment of delinquent balances and, therefore, were designed to avoid ultimate foreclosure or repossession whenever it was economically reasonable. Charge-off policies for our personal non-credit card receivables were designed to be responsive to customer needs and collection experience which justified a longer collection and work out period for the consumer finance customer. Therefore, the charge-off policies for these products were historically longer than bank competitors who served a different market.

The impact of the recent economic turmoil has resulted in a change to the customer behavior patterns described above and it became clear in 2009 that the historical behavior patterns will not be re-established for the foreseeable future, if at all. Recent delays in our ability to foreclose on properties which secure real estate secured receivables due to backlogs in foreclosure proceedings and actions by local governments and certain states lengthened the foreclosure process. In the current environment, many of our customers are experiencing longer term reductions in cash flow available to service their debt. Furthermore, due to the slowdown in the housing market, initiation of foreclosure or repossession activities no longer have the same impact of triggering repayment of delinquent balances as property values in many markets have declined, leaving customers with little or no equity in their homes and no prospect for significant appreciation in values in the near term. Additionally, there has been lower demand for securitized subprime loans which resulted in reduced liquidity in the marketplace for subprime mortgages. These factors have reduced the ability of or have eliminated the incentive for many of our customers to make payments or refinance their loans as accessing any home equity is either no longer an option or if there is equity, few institutions are willing to finance its withdrawal. For personal non-credit card receivables, customer payment patterns in later stage delinquency compared to historical experience have continued to decline significantly due to the impact of an increasingly prolonged period of high unemployment which many believe will remain elevated for an extended period of time. As a result, later stage delinquency recoveries within the extended charge-off timeframe have decreased significantly in the current environment.

As a result of these changes in customer behavior and resultant payment patterns, in December 2009 we elected to adopt more bank-like charge-off policies for our real estate secured and personal non-credit card receivables. As a result, real estate secured receivables are now written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent.

The impact of the changes in our charge-off policies adopted during the fourth quarter of 2009 resulted in an increase to our net loss of $227 million as summarized below:

		Personal
	Real Estate	Non-Credit
	Secured	Card	Total

	(in millions)

Net interest income:
Reversal of accrued interest income on charged-off accounts(1)	$246	$105	$351
Provision for credit losses:
Charge-offs to comply with charge-off policy changes	2,402	1,071	3,473
Release of credit loss reserves associated with principal and accrued interest income	(2,594)	(878)	(3,472)
Tax benefit	(19)	(106)	(125)

Reductions to net income	$35	$192	$227

(1)	Accrued interest income is reversed against finance and other interest income.

Auto Finance Charge-off Policy Changes In January 2009, we adopted charge-off and account management policies in accordance with the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council (“FFIEC Policies”) for our entire auto finance receivable portfolio immediately prior to the sale of certain auto finance receivables to HSBC Bank USA as discussed in Note 4, “Receivable Portfolio Sales to HSBC Bank USA.” Under the revised policy, the principal balance of auto loans in excess of the estimated net realizable value will be charged-off no later than the end of the month in which the auto loan becomes 120 days contractually delinquent. Additionally, auto loans subject to a bankruptcy will be charged-off at the earlier of (i) the end of the month 60 days after notice of filing and 60 days contractually delinquent, or (ii) the end of the month during which the loan becomes 120 days contractually delinquent. The adoption of FFIEC charge-off policies for our auto finance portfolio increased our provision for credit losses and reduced our net income in the first quarter of 2009 as summarized below:

Total

(in millions)

Provision for credit losses:
Charge-offs to comply with FFIEC policies	$(87)
Release of credit loss reserves	51
Tax benefit	13

Reduction to net income	$(23)

9.	Credit Loss Reserves

An analysis of credit loss reserves for continuing operations was as follows:

	At December 31,
	2009		2008	2007

	(in millions)

Credit loss reserves at beginning of period	$12,415		$10,413	$6,241
Provision for credit losses	10,065	(1)	13,430 (1)	10,470
Charge-offs	(13,727	)(2)	(10,728)	(7,031)
Recoveries	575		718	755
Reserves on receivables transferred to held for sale	(64)		(1,408)	-
Other, net	-		(10)	(22)

Credit loss reserves at end of period	$9,264		$12,415	$10,413

(1)	Includes $33 million in 2009 and $415 million in 2008 related to the lower of cost or fair value adjustment attributable to credit for receivables transferred to held for sale. See Note 10, “Receivables Held for Sale,” for further discussion.
(2)	Includes $3.5 billion related to the changes in charge-off polices for real estate secured and personal non-credit card receivables in December 2009. See Note 8, “Changes to Charge-off Policies,” for additional information.

Credit loss reserves at December 31, 2009 have been significantly impacted by changes in our charge-off policies for real estate secured, personal non-credit card and auto finance receivables. See Note 8, “Changes in Charge-off Policies,” for further discussion.

10.	Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	At December 31,
	2009	2008

	(in millions)

Real estate secured(1)	$3	$323
Auto finance	533	2,786
Credit card	-	13,571

Total receivables, net	$536	$16,680

(1)	Includes the following receivables which were originated with the intent to sell:

	At December 31,
	2009	2008

	(in millions)

Real estate secured receivables:
Consumer Lending	$-	$53
Mortgage Services	3	45

	$3	$98

The following table shows the activity in receivables held for sale during the 2009 and 2008:

	2009	2008

	(in millions)

Receivables held for sale at beginning of period	$16,680	$80
Transfers into receivables held for sale at the lower of cost or fair value:
Real estate secured	-	1,232
Auto finance	533	2,786
Credit card	-	13,652
Receivable sales	(14,885)	(1,430)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	(374)	(314)
Transfer into receivables held for investment at the lower of cost or fair value:
Real estate secured	(216)	-
Credit card	(1,078)	-
Net change in receivable balance	(124)	674

Receivables held for sale at end of period	$536	$16,680

In March and September 2009, we transferred real estate secured receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future, generally twelve months for real estate secured receivables. These receivables were transferred at their current fair market value of $216 million.

In June and December 2009, we transferred credit card receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future. These receivables were transferred at their current fair market value of $1,078 million.

In June and September 2009, we identified certain auto finance receivables with a combined fair value of $533 million for which we no longer have the intent to hold for the foreseeable future, generally twelve months for auto finance receivables. Accordingly, these receivables, which were previously held for investment purposes, were transferred to held for sale during 2009 which resulted in a lower of cost or fair value adjustment of $44 million at the date of transfer. See table below for the components of this adjustment.

In January 2009, we sold our GM and UP Portfolios as well as certain auto finance receivables to HSBC Bank USA. See Note 4, “Receivable Portfolio Sales to HSBC Bank USA,” and Note 23, “Related Party Transactions,” for details of these transactions. These receivables, as well as additional credit card portfolios and certain real estate secured receivables, which were primarily fixed rate, first lien, closed-end receivables to be sold to third parties, were transferred to receivables held for sale at varying dates during 2008 which resulted in a lower of cost or fair value adjustment of $672 million at the date of transfer during 2008. See table below for the components of this adjustment.

The following table summarizes the components of the lower of cost or fair value adjustments recorded at the date of transfer to receivables held for sale during 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

	(in millions)

Provision for credit losses(1)	$33	$415	$-
Lower of cost or fair value adjustment recorded as a component of other income(2)	11	257	-

Total lower of cost or fair value adjustment	$44	$672	$-

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale.
(2)	Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity.

As a result of the adverse economic conditions in the U.S., we have recorded a valuation allowance associated with receivables held for sale. The valuation allowance reflects the portion of the lower of cost or fair value adjustment recorded at the date of transfer attributable to current market place conditions, including changes in interest rates and illiquidity, as well as any lower of cost or fair value adjustments recorded subsequent to the initial transfer to receivables held for sale. The valuation allowance related to loans held for sale is presented in the following table:

	December 31,
	2009	2008	2007

	(in millions)

Valuation allowance at beginning of period	$556	$58	$32
Increase in allowance for net reductions in market value	385	571	55
Decreases in valuation allowance for loans sold, charged-off or transferred to held for investment	(923)	(73)	(29)

Valuation allowance at end of period	$18	$556	$58

11.	Asset Securitizations and Secured Financings

We have sold receivables in various collateralized funding transactions structured as either securitizations (collateralized funding transactions structured to receive sale treatment) or secured financings (collateralized funding transactions which do not receive sale treatment). Beginning in the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings which utilize entities that do not qualify as QSPEs. However, because existing public credit card securitization transactions required replenishments to support previously issued debt securities, we continued to sell receivables to those QSPEs until the revolving periods ended, the last of which occurred in the fourth quarter of 2007. Sales of replenishment receivables totaled $1.5 billion in 2007. We continued to service and receive servicing fees on the outstanding balance of these securitized receivables and retained the rights to future cash flows arising from these receivables after the investors received their contractual return. We also, in certain cases, retained other subordinated interests in these securitizations. These transactions resulted in the recording of an interest-only strip receivable which represented the value of the future residual cash flows from securitized receivables. The investors and the securitization trusts had only limited recourse to our assets for failure of debtors to pay. That recourse was limited to our rights to future cash flow and any subordinated interest we retained. Servicing assets and liabilities were not recognized in conjunction with our securitizations since we received adequate compensation relative to current market rates to service the receivables sold. In 2008, the last outstanding securitization was paid-off and receivables serviced with limited recourse were reduced to zero. Therefore, at December 31, 2009 and 2008 we no longer held any interest-only strips on the other subordinated interest related to securitization transactions. Additionally, at December 31, 2009 and 2008 we no longer had receivables serviced with limited recourse.

Securitization related revenue, which is included as a component of other income (expense) in our consolidated statement of loss, represents income associated with securitizations. Such income includes gains on sales of replenishment receivables net of our estimate of probable credit losses under recourse provisions, servicing income and excess spread on the receivables sold.

Securitization related revenue, which is included as a component of other income (expense), is summarized in the table below:

Year Ended December 31,	2009	2008	2007

	(in millions)

Net initial gains	$-	$-	$-
Net replenishment gains(1)	-	-	24
Servicing revenue and excess spread	-	9	46

Total securitization related revenue	$-	$9	$70

(1)	Net replenishment gains reflect inherent recourse provisions of $0 in 2009 and 2008 and $18 million in 2007.

Cash flows received from securitization trusts were as follows:

			Personal
	Auto	Credit	Non-Credit
Year Ended December 31,	Finance	Card	Card	Total

	(in millions)

2009
Servicing fees received	$-	$-	$-	$-
Other cash flow received on retained interests(1)	-	-	-	-
2008
Servicing fees received	$-	$-	$-	$-
Other cash flow received on retained interests(1)	-	11	-	11
2007
Servicing fees received	$3	$10	$1	$14
Other cash flow received on retained interests(1)	44	50	-	94

(1)	Other cash flows include all cash flows from interest-only strip receivables, excluding servicing fees.

As discussed above, beginning in the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings using entities that do not qualify as QSPEs. As a result, all receivables transferred in these secured financings remain on the balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings of $5.5 billion at December 31, 2009 are secured by $8.0 billion of closed-end real estate secured and auto finance receivables. Secured financings of $15.0 billion at December 31, 2008 are secured by $21.4 billion of closed-end real estate secured, auto finance, credit card and personal non-credit card receivables, which are reported as receivables in the consolidated balance sheet. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.

12.  Properties and Equipment, net

			Depreciable
At December 31,	2009	2008	Life

	(dollars are in millions)

Land	$13	$14	-
Buildings and improvements	233	226	10-40 years
Furniture and equipment	47	77	3-10

Total	293	317
Accumulated depreciation and amortization	(92)	(116)

Properties and equipment, net	$201	$201

Depreciation and amortization expense for continuing operations totaled $38 million in 2009, $56 million in 2008 and $103 million in 2007.

13.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
December 31, 2009	Gross	Charges	Amortization	Value

	(in millions)

Purchased credit card relationships and related programs(1)	$1,736	$-	$992	$744
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	269	4

Total	$2,351	$172	$1,431	$748

		Cumulative
		Impairment	Accumulated	Carrying
December 31, 2008	Gross	Charges	Amortization	Value

	(in millions)

Purchased credit card relationships and related programs(1)	$1,736	$-	$855	$881
Consumer loan related relationships	333	158	170	5
Technology, customer lists and other contracts	282	-	246	36

Total	$2,351	$158	$1,271	$922

(1)	Purchased credit card relationships are being amortized to their estimated residual value of $162 million at December 31, 2009 and 2008.

As a result of the decision to discontinue all new customer account originations for all receivable products in our Consumer Lending business in late February 2009, during the first quarter of 2009 we performed an interim impairment test for our technology, customer list and loan related relationship intangible assets. As a result of these tests, we concluded that the carrying value of the technology, customer list and loan related relationship intangible assets exceeded their fair value and we recorded an impairment charge of $14 million to reduce these assets to their current fair value. Additionally, during the third quarter of 2009, we completed our annual impairment test of intangible assets. As a result of this testing, we determined that the fair value of each remaining intangible asset exceeded its carrying value. Therefore we concluded that none of our intangible assets were impaired.

Weighted-average amortization periods for our intangible assets as of December 31, 2009 were as follows:

(in months)

Purchased credit card relationships and related programs	106
Technology, customer lists and other contracts	84

Intangible amortization expense totaled $160 million in 2009, $181 million in 2008 and $253 million in 2007.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2010	$142
2011	138
2012	135
2013	99
2014	72

14.  Goodwill

Changes in the carrying amount of goodwill for continuing operations are as follows:

	2009	2008

	(in millions)

Balance at beginning of year	$2,294	$2,635
Goodwill impairment related to the Insurance Services business	(260)	-
Goodwill impairment related to the Card and Retail Services business	(2,034)	(329)
Change in estimate of the tax basis of assets and liabilities(1)	-	(12)

Balance at end of year	$- (2)	$2,294

(1)	Changes in estimates of the tax basis in our assets and liabilities or other tax estimates recorded at the date of either our acquisition by HSBC or our acquisition of Metris have historically been adjusted against goodwill. As a result of the adoption of new accounting guidance in 2009, changes in such estimates are now recorded in earnings.

(2)	At December 31, 2009, accumulated impairment losses on goodwill totaled $6.3 billion.

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

During the third quarter of 2008 we completed our annual impairment test of goodwill. For purposes of this test, we assign the goodwill to our reporting units. The fair value of each of the reporting units to which goodwill was assigned exceeded its carrying value including goodwill, resulting in a conclusion that none of our goodwill is impaired. Goodwill is reviewed for impairment in interim periods if the circumstances indicate that the carrying amount assigned to a reporting unit may not be recoverable.

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

15.  Commercial Paper

Commercial
Paper

(in millions)

December 31, 2009
Balance	$4,291
Highest aggregate month-end balance	6,973
Average borrowings	5,412
Weighted-average interest rate:
At year-end	.4%
Paid during year	.9
December 31, 2008
Balance	$9,639
Highest aggregate month-end balance	11,901
Average borrowings	7,853
Weighted-average interest rate:
At year-end	1.0%
Paid during year	2.6
December 31, 2007
Balance	$7,725
Highest aggregate month-end balance	16,124
Average borrowings	10,578
Weighted-average interest rate:
At year-end	4.7%
Paid during year	5.6

Interest expense for commercial paper totaled $49 million in 2009, $207 million in 2008 and $589 million in 2007.

We maintain various bank credit agreements primarily to support commercial paper borrowings. We had committed back-up lines of credit totaling $7.8 billion and $9.8 billion at December 31, 2009 and 2008, respectively, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. During 2009, $3.8 billion in third party lines matured. We replaced $1.8 billion of these matured facilities. The $2.5 billion credit facility with an HSBC affiliate was renewed in September 2009 for an additional 364 days. Credit lines expire at various dates through 2011. Borrowings under these lines generally are available at a spread over LIBOR.

During the third quarter of 2009, we amended the financial covenants associated with our third party back-up line agreements to replace an existing financial covenant which required us to maintain a minimum total shareholder’s equity plus the outstanding trust preferred securities of at least $10.0 billion or $11.0 billion, depending on the agreement with a new financial covenant which requires us to maintain a minimum tangible common equity to tangible managed assets ratio of 6.75 percent. Additionally, we are required to maintain a minimum of $7.5 billion of debt extended to us from affiliates through March 2010 and a minimum of $6.0 billion thereafter. The new financial covenants in each of our back-up line agreements became effective September 30, 2009. At December 31, 2009, we were in compliance with all applicable financial covenants.

Annual commitment fee requirements to support availability of these lines at December 31, 2009 and 2008 totaled $18 million and $9 million, respectively, and included $9 million and $3 million, respectively, for the HSBC lines.

16.  Long-Term Debt

Long-term debt consisted of the following:

	At December 31,
	2009	2008

	(in millions)

Senior debt
Fixed rate:
Secured financings(1):
4.00% to 4.99%; due 2010	$89	$420
5.00% to 5.99%; due 2010 to 2021	1,177	2,731
Other fixed rate senior debt:
2.00% to 2.99%; due 2010 to 2032	1,269	-
3.00% to 3.99%; due 2010 to 2014	152	65
4.00% to 4.99%; due 2010 to 2023	6,442	9,660
5.00% to 5.49%; due 2010 to 2023	13,226	12,616
5.50% to 5.99%; due 2010 to 2024	8,972	9,846
6.00% to 6.49%; due 2010 to 2033	7,261	7,028
6.50% to 6.99%; due 2011 to 2033	2,162	3,797
7.00% to 7.49%; due 2011 to 2032	2,109	2,179
7.50% to 7.99%; due 2012 to 2032	1,646	2,582
8.00% to 9.00%; due 2010	1,178	1,281
Variable interest rate:
Secured financings(1) – .32% to 2.73%; due 2010 to 2021	4,190	11,843
Other variable interest rate senior debt – .33% to 5.89%; due 2010 to 2016	18,719	24,917
Junior subordinated notes issued to capital trusts	1,031	1,031
Unamortized discount	(99)	(120)
Obligation under capital lease	18	-
HSBC acquisition purchase accounting fair value adjustments	116	148

Total long-term debt	$69,658	$90,024

(1)	Secured financings are secured by $8.0 billion of closed-end real estate secured and auto finance receivables at December 31, 2009. At December 31, 2008, secured financings are secured by $21.4 billion of closed-end real estate secured, auto finance, credit card and personal non-credit card receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.

At December 31, 2009, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $55 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.3 billion. At December 31, 2008, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $50 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.5 billion.

Long-term debt at December 31, 2009 includes $26.7 billion of fixed rate debt accounted for under FVO. At December 31, 2009, we did not elect FVO for $19.0 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2009 had an aggregate unpaid principal balance of $25.9 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $488 million. Long-term debt at December 31, 2008 included $28.3 billion of fixed rate long-term debt accounted for under FVO. At December 31, 2008, we had not elected FVO for $23.9 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2008 has an aggregate unpaid principal balance of $29.8 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $413 million.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 25, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

	Year Ended December 31,
	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$1,063	$(1,957)
Credit risk component	(3,334)	3,106

Total mark-to-market on debt designated at fair value	(2,271)	1,149
Mark-to-market on the related derivatives(1)	(609)	1,775
Net realized gains on the related derivatives	755	236

Gain (loss) on debt designated at fair value and related derivatives	$(2,125)	$3,160

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a loss of $(75) million and a gain of $47 million during 2009 and 2008, respectively. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a gain of $75 million and a loss of $(47) million during 2009 and 2008, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $842 million at December 31, 2009 and decreased the value of our debt by $1.5 billion at December 31, 2008.

The change in the fair value of the debt and the change in value of the related derivatives reflects the following:

•	Interest rate curve – An increase in long term U.S. interest rates during 2009 resulted in gains in the interest rate component on the mark-to-market of the debt and losses on the mark-to-market of the related derivative. In 2008, falling long-term U.S. interest rates resulted in a loss in the interest rate component on the debt and an increase in the value of the related derivatives. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and related derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt do not have any corresponding derivative at December 31, 2009. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our credit spreads tightened during 2009 due to increased market confidence and improvements in marketplace liquidity resulting in a loss in the credit component of debt recorded at a fair value. In 2008, changes in the credit risk component of the debt were impacted by a widening of our credit spreads as new issue and secondary bond market credit spreads across all domestic bond market sectors widened as well as a general lack of liquidity in the secondary bond market during the prior year period. The fair value benefit from the change of our credit spreads is a result of having historically issued debt at narrower credit spreads than were available in 2008.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2009 should not be considered indicative of the results for any future periods.

Weighted-average interest rates on long-term debt were 4.1 percent and 4.6 percent at December 31, 2009 and 2008, respectively (excluding HSBC acquisition purchase accounting adjustments). Interest expense for long-term debt was $3.8 billion in 2009, $5.6 billion in 2008 and $6.5 billion in 2007. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 17, “Derivative Financial Instruments.”

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

The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by us, in whole or in part, beginning on the dates indicated above at which time the Preferred Securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at our option for up to five years. We cannot pay dividends on our preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security. Our obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of HSBC Finance Corporation with respect to HCT IX, constitute full and unconditional guarantees by us of HCT IX’s obligations under the Preferred Securities.

Maturities of long-term debt at December 31, 2009, including secured financings, conduit facility renewals and capital lease obligations were as follows:

(In millions)

2010(1)	$14,068
2011	12,475
2012	11,463
2013	7,000
2014	2,795
Thereafter	21,857

Total	$69,658

(1)	Weighted average interest rate on long-term debt maturing in 2010 is 4.3%.

Certain components of our long-term debt may be redeemed prior to its stated maturity.

17.  Derivative Financial Instruments

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

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an affiliate, HSBC Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

At December 31, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At December 31, 2009 and 2008, we provided third party swap counterparties with $46 million and $26 million of collateral, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At December 31, 2009 and 2008, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.4 billion and $2.9 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial asset or derivative related liabilities. At December 31, 2009, we had derivative contracts with a notional value of approximately $59.7 billion, including $58.6 billion outstanding with HSBC Bank USA. At December 31, 2008, we had derivative contracts with a notional value of approximately $79.7 billion, including $77.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $85 million and $124 million at December 31, 2009 and 2008, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

	Derivative			Derivative
Interest rate swaps	financial assets	$-	$19	related liabilities	$39	$18
	Derivative			Derivative
Currency swaps	financial assets	312	238	related liabilities	-	-

Total fair value hedges		$312	$257		$39	$18

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of loss as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain	Amount of Gain (Loss)			Amount of Gain (Loss)
		(Loss) Recognized	Recognized in Income			Recognized in Income
		in Income on Hedged	on the Derivative			on Hedged Item
	Hedged Item	Item and Derivative	2009	2008	2007	2009	2008	2007

					(in millions)

Interest rate swaps	Fixed rate	Derivative related
	borrowings	income	$(13)	$35	$22	$21	$(47)	$(22)

Currency swaps	Fixed rate borrowings	Derivative related income	35	112	(4)	(34)	(88)	11

Total			$22	$147	$18	$(13)	$(135)	$(11)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) net of tax and totaled a loss of $(490) million and $(1,193) million at December 31, 2009 and 2008, respectively. We expect $(470) million ($(304) million after tax) of currently unrealized net losses will be reclassified to earnings within one year, however, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(358)	$(1,056)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	1,362	1,164	Derivative related liabilities	-	-

Total cash flow hedges		$1,004	$108		$-	$-

The following table provides the gain or loss recorded on our cash flow hedging relationships.

				Location of Gain	Gain (Loss) Reclassed			Location of Gain
	Gain (Loss)			(Loss) Reclassified	From Accumulated OCI			(Loss) Recognized
	Recognized in OCI			from Accumulated	into Income			in Income	Gain (Loss)
	on Derivative (Effective Portion)			OCI into Income	(Effective Portion)			on the Derivative	Recognized In Income on Derivative (Ineffective Portion)
	2009	2008	2007	(Effective Portion)	2009	2008	2007	(Ineffective Portion)	2009	2008	2007

Interest rate swaps	$473	$(567)	$(417)	Interest expense Gain on bulk receivable sale to	$(24)	$(12)	$(4)	Derivative related income	$12	$(4)	$(35)
				HSBC affiliates	(80)	-	-
Currency swaps	441	(478)	(608)	Interest expense	(51)	(89)	(30)	Derivative related income	82	22	(21)

Total	$914	$(1,045)	$(1,025)		$(155)	$(101)	$(34)		$94	$18	$(56)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$188	$(324)	Derivative related liabilities	$12	$-

Currency swaps	Derivative financial assets	72	44	Derivative related liabilities	9	-

Total non-qualifying hedges		$260	$(280)		$21	$-

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized
	Recognized in	in Derivative Related Income (Expense)
	Income on Derivative	2009	2008	2007

		(in millions)

Interest rate contracts	Derivative related income	$200	$(361)	$7
Currency contracts	Derivative related income	(3)	25	(26)

Total		$197	$(336)	$(19)

In addition to the non-qualifying hedges described above, we have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are considered economic hedges and realized gains and losses are reported as “Gain on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 16, “Long Term Debt,” for further discussion.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2009	2008	Location	2009	2008

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$1,034	$1,746	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	752	574	Derivative related liabilities	-	-

Total non-qualifying hedges		$1,786	$2,320		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt due to changes in fair value, primarily due to changes in interest rates:

		Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Derivative Related Income (Expense)
	Recognized in Income on Derivative	2009	2008	2007

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$(39)	$1,703	$743
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	185	308	(87)

Total		$146	$2,011	$656

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

At December 31,	2009	2008

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$11,585	$26,105
Currency swaps	15,373	18,648

	26,958	44,753

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	7,081	3,610
Purchased caps	682	1,581
Foreign exchange:
Swaps	1,291	1,228
Forwards	349	2

	9,403	6,421

Derivatives associated with debt carried at fair value:
Interest rate swaps	19,169	25,104
Currency swaps	4,122	3,379

	23,291	28,483

Total	$59,652	$79,657

18.  Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2009	2008	2007

	(in millions)

Provision (benefit) for income taxes related to continuing operations	$(2,620)	$(1,166)	$(913)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, not other-than-temporarily impaired, and interest-only strip receivables, net	51	(31)	6
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale	(4)	-	-
Unrealized gains (losses) on cash flow hedging instruments	387	(370)	(379)
Changes in funded status of pension and post retirement benefit plans	2	(4)	(1)
Foreign currency translation adjustments	8	(46)	39
Exercise of stock based compensation	-	2	(11)
Valuation allowance	(2)	30	(5)

Total	$(2,178)	$(1,585)	$(1,264)

Provisions for income taxes related to our continuing operations were:

Year Ended December 31,	2009	2008	2007

	(in millions)

Current:
United States	$(2,450)	$(1,050)	$138
Foreign	1	11	7

Total current	(2,449)	(1,039)	145

Deferred:
United States	(171)	(127)	(1,058)

Total deferred	(171)	(127)	(1,058)

Total income taxes	$(2,620)	$(1,166)	$(913)

The significant components of deferred provisions attributable to income from continuing operations were:

Year Ended December 31,	2009	2008	2007

	(in millions)

Deferred income tax (benefit) provision (excluding the effects of other components)	$(130)	$(408)	$(1,170)
Increase in valuation allowance	209	316	121
Change in operating loss carryforwards	(282)	(107)	(11)
Adjustment to statutory tax rate	32	72	2

Deferred income tax provision	$(171)	$(127)	$(1,058)

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

Year Ended December 31,	2009		2008		2007

	(dollars are in millions)

Tax benefit at the U.S. federal statutory income tax rate	$(3,525)	(35.0)%	$(1,371)	(35.0)%	$(1,852)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	29	.3	(56)	(1.4)	(55)	(1.0)
State rate change effect on net deferred taxes	32	.3	72	1.8	2	-
Non-deductible goodwill	798	7.9	115	2.9	1,025	19.4
Low income housing and other tax credits	(19)	(.2)	(50)	(1.3)	(64)	(1.2)
Other	65	.7	124	3.2	31	.5

Total income tax benefit	$(2,620)	(26.0)%	$(1,166)	(29.8)%	$(913)	(17.3)%

The effective tax rate for continuing operations in 2009 was significantly impacted by the non-tax deductible impairment of goodwill, the relative level of pretax book loss, increase in the state and local income tax valuation allowance, and a decrease in low income housing credits. The effective income tax rate for continuing operations in 2008 as compared to 2007 was significantly impacted by the higher non-deductible goodwill impairment recorded in 2007, increase in the state and local income tax valuation allowance, as well as a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

	At December 31,
	2009	2008

	(in millions)

Deferred Tax Assets
Credit loss reserves	$2,917	$3,999
Unused tax benefit carryforwards	742	241
Market value adjustment	567	528
Other	740	814

Total deferred tax assets	4,966	5,582
Valuation allowance	(671)	(462)

Total deferred tax assets net of valuation allowance	4,295	5,120

Deferred Tax Liabilities
Fee income	651	805
Deferred loan origination costs	316	358
Intangibles	185	190
Receivables sold	-	96
Leveraged leases	73	30
Other	56	323

Total deferred tax liabilities	1,281	1,802

Net deferred tax asset	$3,014	$3,318

The decrease in the credit loss reserves component of the deferred tax asset in 2009 reflects increased levels of charge-offs recorded during the year.

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

At December 31,	2009	2008

State tax benefit loss limitations	$480	$343
Deferred capital loss on sale to affiliates	49	49
Foreign tax credit carryforward	127	61
Other	15	9

Total	$671	$462

Effective January 1, 2007, we adopted accounting guidance related to uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

	(in millions)

Balance at beginning of year	$199	$219
Additions based on tax positions related to the current year	6	3
Additions for tax positions of prior years	33	13
Reductions for tax positions of prior years	(21)	(27)
Settlements	(17)	(5)
Reductions for lapse of statute of limitations	(4)	(4)

Balance at end of year	$196	$199

The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $110 million and $107 million at December 31, 2009 and 2008, respectively.

We remain subject to Federal income tax examination for years 1998 and forward and State income tax examinations for years 1996 and forward. We do not anticipate that any significant tax positions have a reasonable possibility of being effectively settled within the next twelve months.

It is our policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $78 million and $79 million at December 31, 2009 and 2008, respectively. We decreased our accrual for the payment of interest and penalties associated with uncertain tax positions by $1 million during 2009 and increased it by $12 million during 2008.

HSBC North America Consolidated Income Taxes We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC’s commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets will be utilized.

Currently, it has been determined that the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of net deferred tax assets of approximately $5.5 billion currently recorded for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. In November 2009, President Obama signed into law “The Worker, Homeownership, and Business Assistance Act of 2009” which allowed for an extended carryback period for certain Federal tax net operating losses. This allows the HNAH Group to carry back the Federal tax net operating loss arising in 2009 that would otherwise have been carried forward, reducing the deferred tax asset related to such losses at December 31, 2009 by approximately $1.6 billion as compared to what it would have otherwise been absent the new legislation. The resulting, lower net deferred tax assets are fully supported by the aforementioned tax planning strategies.

As it relates to the growth in the HSBC North America consolidated deferred tax asset, in the second quarter of 2009 HSBC decided to limit the level and duration of excess HNAH Group capital it would reinvest in the U.S. operations in future years as part of the primary tax planning strategy supporting the deferred tax asset. As a result, it was determined at that time that for the residual portion of net deferred tax assets above $5.9 billion, it was not more-likely-than-not that the expected benefits to be generated by the various tax planning strategies were sufficient to ensure full realization. However, as a result of the impact of the extended Federal tax net operating loss carryback on the HSBC North America consolidated deferred tax asset in the fourth quarter combined with improved financial forecasts, HSBC no longer considers it necessary to limit the capital it would reinvest as part of the primary tax planning strategy at December 31, 2009.

Notwithstanding the above, the HNAH Group has valuation allowances against certain specific tax attributes such as foreign tax credits, certain state related deferred tax assets and certain tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.

HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded.

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

HSBC Finance Corporation Income Taxes As noted above, in November 2009, President Obama signed into law “The Worker, Homeownership, and Business Assistance Act of 2009” which allows for an extended carryback periods for certain federal tax net operating losses. Our deferred tax asset related to such losses was reduced by $1.6 billion as a result of this legislation.

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

At December 31, 2009, we had net operating loss carryforwards of $10.8 billion for state tax purposes which expire as follows: $0.1 billion in 2010-2014; $0.5 billion in 2015-2019; $1.1 billion in 2020-2024; and $9.1 billion in 2025 and forward.

At December 31, 2009, we had foreign tax credit carryforwards of $127 million for federal income tax purposes which expire as follows: $43 million in 2015; $36 million in 2016; and $21 million in 2017; and $27 million in 2018.

At December 31, 2009, we had general business tax credit carryforwards of $131 million for federal income tax purposes which expire as follows: $57 million in 2026; $5 million in 2027; $50 million in 2028; and $19 million in 2029.

19.  Redeemable Preferred Stock

In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent commencing September 15, 2005. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. In 2009 and 2008, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2009 and 2008.

20.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Year Ended December 31,	2009	2008	2007

	(in millions)

Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	(1,316)	(718)	(61)
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $329 million, $(381) million and $(372) million, respectively	585	(675)	(635)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $56 million, $36 million and $(13) million, respectively	99	65	(22)

Total other comprehensive income for period	684	(610)	(657)

Reclassification adjustment due to sale of Canadian Operations	-	12	-

Balance at end of period	(632)	(1,316)	(718)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired, and interest-only strip receivables:
Balance at beginning of period	$(54)	$(13)	$(23)
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax of $48 million, $(31) million and $6 million, respectively	85	(59)	10
Reclassification adjustment for (gains) losses realized in net income, net of tax of $3 million, $2 million and $- million, respectively	7	6	-

Total other comprehensive income for period	92	(53)	10

Reclassification adjustment due to sale of Canadian Operations	-	12	-

Balance at end of period	38	(54)	(13)

Year Ended December 31,	2009	2008	2007

	(in millions)

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$-	$-	$-
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $(6) million, $- million and $- million, respectively	(10)	-	-
Reclassification adjustment for (gains) losses realized in net income, net of tax of $2 million, $- million and $- million, respectively	3	-	-

Total other comprehensive loss for period	(7)	-	-

Balance at end of period	(7)	-	-

Pension liability:
Balance at beginning of period	4	(3)	(1)
Other comprehensive income for period:
Postretirement benefit plan adjustment, net of tax of $2 million, $(4) million and $(1) million, respectively	4	(1)	(2)

Total other comprehensive income for period	4	(1)	(2)
Reclassification adjustment due to sale of U.K. Operations	-	(10)	-
Reclassification adjustment due to sale of Canadian Operations	-	18	-

Balance at end of period	8	4	(3)

Foreign currency translation adjustments:
Balance at beginning of period	(12)	514	444
Other comprehensive loss for period:
Translation gains (losses), net of tax of $8 million, $(43) million and $40 million, respectively	22	(120)	70

Total other comprehensive income for period	22	(120)	70

Reclassification adjustment due to sale of U.K. Operations	-	(370)	-
Reclassification adjustment due to sale of Canadian Operations	-	(36)	-

Balance at end of period	10	(12)	514

Total accumulated other comprehensive loss at end of period	$(583)	$(1,378)	$(220)

21.  Share-Based Plans

Restricted Share Plans Subsequent to our acquisition by HSBC, key employees have been provided awards in the form of restricted shares (“RSRs”) and restricted stock units (“RSUs”) under HSBC’s Restricted Share Plan prior to 2005 and under the Group Share Plan beginning in 2005. These shares have been granted as both time vested (3 year vesting) and/or performance contingent (3 and 4 year vesting) awards. We also issue a small number of off-cycle grants each year for recruitment and retention. These RSR awards vest over a varying period of time depending on the nature of the award, the longest of which vests over a five year period. Annual awards to employees in 2004 vested over five years contingent upon the achievement of certain company performance targets.

Information with respect to RSR and RSUs awarded under HSBC’s Restricted Share Plan/Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

Year Ended December 31,	2009	2008	2007

RSR and RSUs awarded	4,618,923	3,566,510	4,028,913
Weighted-average fair market value per share	$8.78	$16.45	$17.67
RSR and RSUs outstanding at December 31	9,559,886	12,102,259	15,312,635
Compensation cost: (in millions)
Pre-tax	$27	$37	$92
After-tax	18	24	58

As a result of the sale of our U.K. Operations in May 2008, 257,528 RSRs with a fair value of $3 million were transferred to HOHU.

As a result of the sale of our Canadian Operations in November 2008, 468,111 RSRs with a weighted average grant date fair value of $7 million were transferred to HSBC Bank Canada.

Prior to the merger, Household’s executive compensation plans also provided for issuance of RSRs which entitled an employee to receive a stated number of shares of Household common stock if the employee satisfied the conditions set by the Compensation Committee of the Board of Directors for the award. Upon completion of the merger with HSBC, all RSRs granted under the former Household plan prior to November 2002 vested and became outstanding shares of HSBC. RSRs granted under the former Household plan subsequent to October 2002 were converted into rights to receive HSBC ordinary shares. Upon vesting, the employee can elect to receive either HSBC ordinary shares or American depository shares.

Information with respect to RSRs awarded under the pre-merger Household plan, all of which are in HSBC ordinary shares, is as follows:

Year Ended December 31,	2009	2008	2007

RSRs awarded	-	-	-
Weighted-average fair market value per share	$-	$-	$-
RSRs outstanding at December 31	-	-	55,612
Compensation cost: (in millions)
Pre-tax	$-	$1	$5
After-tax	-	1	3

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), allows eligible employees to enter into savings contracts to save up to $500 per month, with the option to use the savings to acquire ordinary shares of HSBC at the end of the contract period. There are currently three types of plans offered which allow the participant to select savings contracts of 1, 3 or 5 year length. The options for the 1 year plan are automatically exercised if the current share price is at or above the strike price, which is at a 15 percent discount to the fair market value of the shares on grant date. If the current share price is below the strike price, the participants have the ability to exercise the option during the three months following the maturity date if the share price rises. The options under the 3 and 5 year plans are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted. HSBC ordinary shares granted and the related fair value of the options for 2009, 2008 and 2007 are presented below:

	2009		2008		2007
	HSBC	Fair Value	HSBC	Fair Value	HSBC	Fair Value
	Ordinary	Per Share of	Ordinary	Per Share of	Ordinary	Per Share of
	Shares	Shares	Shares	Shares	Shares	Shares
	Granted	Granted	Granted	Granted	Granted	Granted

1 year vesting period	425,259	$2.07	305,147	$3.10	389,066	$3.71
3 year vesting period	738,859	2.41	660,727	3.93	894,149	4.25
5 year vesting period	379,170	2.19	208,019	4.18	214,600	4.09

Compensation expense related to the grants under the HSBC Sharesave Plan totaled $3 million in 2009, $3 million in 2008 and $7 million in 2007.

The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model. The significant assumptions used to estimate the fair value of the options granted by year are as follows:

	2009	2008	2007

Risk-free interest rate	.52 - 2.10%	1.85 - 3.03%	4.55% - 4.90%
Expected life	1, 3 or 5 years	1, 3 or 5 years	1, 3 or 5 years
Expected volatility	50%, 35%, 30%	25%	17%

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, the shareholders’ approved and HSBC adopted the HSBC Share Plan (“Group Share Plan”) to replace this plan. Since 2004, no further options have been granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. In lieu of options, these employees received grants of shares of HSBC stock subject to certain vesting conditions as discussed further above. If the performance conditions are not met by year 5, the options will be forfeited. Options granted to employees in 2004 vest 100 percent upon the attainment of certain company performance conditions which were met in 2009 and expire ten years from the date of grant. Such options were granted at market value. Compensation expense related to the Group Share Option Plan, which is recognized over the vesting period, totaled $0 million in 2009, $0 million in 2008 and $3 million in 2007.

Information with respect to the Group Share Option Plan is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	5,780,800	$14.96	6,060,800	$14.97	6,060,800	$14.97
Options granted due to HSBC plc rights issuance(1)	852,853	13.05	-	-	-	-
Exercised	-	-	-	-	-	-
Transferred	-	-	(175,000)	15.31	-	-
Expired or canceled	-	-	(105,000)	14.82	-	-

Outstanding at end of year	6,633,653	13.05	5,780,800	14.96	6,060,800	14.97

Exercisable at end of year	6,633,653	$13.05	3,654,800	$15.31	3,879,800	$15.31

(1)	As a result of the HSBC plc share rights offering, existing holders of share options were granted additional options of a value such that the rights offering would not be dilutive to their individual positions.

The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51 – 15.00	6,633,653	4.03	$13.05	6,633,653	$13.05

Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. Compensation expense related to the former Household plan totaled $0 million in 2009, $0 million in 2008 and $2 million in 2007. All shares under the former Household plan are now fully vested.

Information with respect to stock options granted under the former Household plan is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	19,525,710	$18.23	21,159,911	$18.04	25,995,589	$17.34
Options granted due to HSBC plc rights issuance(1)	2,880,667	15.88	-	-	-	-
Exercised	(20,000)	10.66	(262,437)	13.35	(4,877,586)	14.51
Transferred in/(out)	-	-	(719,846)	18.29	172,976	18.66
Expired or canceled	(5,284,402)	14.61	(651,918)	14.16	(131,068)	10.24

Outstanding at end of year	17,101,975	$16.28	19,525,710	$18.23	21,159,911	$18.04

Exercisable at end of year	17,101,975	$16.28	19,525,710	$18.23	21,159,911	$18.04

(1)	As a result of the HSBC plc share rights offering, existing holders of share options were granted additional options of a value such that the rights offering would not be dilutive to their individual positions.

The following table summarizes information about the number of HSBC ordinary shares subject to outstanding stock options under the former Household plan, at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$ 9.01 – $12.50	2,560,326	2.89	$9.36	2,560,326	$9.36
$12.51 – $15.00	30,807	.50	13.68	30,807	13.68
$15.01 – $17.50	6,236,912	.87	16.03	6,236,912	16.03
$17.51 – $20.00	8,273,931	1.87	18.62	8,273,931	18.62

22.  Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Effective January 1, 2005, HSBC Finance Corporation’s previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S.

The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to HSBC Finance Corporation and is recorded in our consolidated statement of income (loss).

Year Ended December 31,	2009	2008	2007

	(in millions)

Service cost – benefits earned during the period	$29	$49	$55
Interest cost on projected benefit obligation	68	71	66
Expected return on assets	(48)	(82)	(83)
Partial plan termination	10	-	-
Recognized losses	35	1	9

Pension expense	$94	$39	$47

The overall increase in pension expense during 2009 reflects the amortization of a portion of the actuarial losses incurred by the HSBC North America Pension Plan and reduced expectations of returns on Plan assets as a result of the volatile capital markets that occurred in 2008.

Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the Plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, Plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period will also be deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $10 million, representing our share of the partial plan termination cost, was recognized during 2009.

The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2009	2008	2007

Discount rate	7.15%	6.55%	5.90%
Salary increase assumption	3.50	3.75	3.75
Expected long-term rate of return on Plan assets	8.00	8.00	8.00

Long-term historical rates of return in conjunction with our current outlook of return rates over the term of the pension obligation are considered in determining an appropriate long-term rate of return on Plan assets. In this regard, a “best estimate range” of expected rates of return on Plan assets is established by actuaries based on a portfolio of passive investments considering asset mix upon which a distribution of compound average returns for such portfolio is calculated over a 20 year horizon. This approach, however, ignores the characteristics and performance of the specific investments the pension plan is invested in, their historical returns and their performance against industry benchmarks. In evaluating the range of potential outcomes, a “best estimate range” is established between the 25th and 75th percentile. In addition to this analysis, we also seek the input of the firm which provides us pension advisory services. This firm performs an analysis similar to that done by our actuaries, but instead uses real investment types and considers historical fund manager performance. In this regard, we also focus on the range of possible outcomes between the 25th and 75th percentile, with a focus on the 50th percentile. The combination of these analyses creates a range of potential long-term rate of return assumptions from which we determine an appropriate rate.

Given the Plan’s current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable.

Investment Strategy for Plan Assets The primary objective of the HSBC North America Pension Plan is to provide eligible employees with regular pension benefits. Since the plan is governed by the Employee Retirement Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. In this regard, an Investment Committee (the “Committee”) for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity, the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long-term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.

The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. In 2009, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension support staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension support staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension support staff and two members of the investment committee, including the chairman, are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. During the two strategic reviews in 2009, the Committee re-examined the Plan’s asset allocation levels, interest rate hedging strategy and investment menu options. As a result, the Committee unanimously approved a change to the Plan’s target asset allocation mix in 2009 from 70 percent equity securities, 29 percent fixed income securities and one percent cash to 60 percent equity securities, 39 percent fixed income securities and one percent cash. The strategic meetings also resulted in the Committee approving a dedicated 10 percent Treasury Inflation Protected Securities portfolio, while eliminating zero coupon Treasuries.

In order to achieve the return objectives of the Plan, investment diversification is employed to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire portfolio. Diversification is interpreted to include diversification by type, characteristic, and number of investments as well as investment style of investment managers and number of investment managers for a particular investment style. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international, global and emerging market stocks. Fixed income securities are invested in U.S. Treasuries (including Treasury Inflation Protected Securities), agencies, corporate bonds, and mortgage and other asset backed securities. Without sacrificing returns or increasing risk, the Committee prefers a limited number of investment manager relationships which improves efficiency of administration while providing economies of scale with respect to fees.

Prior to 2009, both third party and affiliate investment consultants were used to provide investment consulting services such as recommendations on the type of funds to be utilized, appropriate fund managers, and the monitoring of the performance of those fund managers. In 2009, the Committee approved the use of a third party investment consultant exclusively. Fund performance is measured against absolute and relative return objectives. Results are reviewed from both a short-term (less than 1 year) and intermediate term (three to five year i.e. a full market cycle) perspective. Separate account fund managers are prohibited from investing in all HSBC Securities, restricted stock (except Rule 144(a) securities which are not prohibited investments), short-sale contracts, non-financial commodities, investments in private companies, leveraged investments and any futures or options (unless used for hedging purposes and approved by the Committee). Commingled account fund managers however are allowed to invest in the preceding to the extent allowed in each of their offering memoranda. As a result of the current low interest rate environment and expectation that interest rates will rise in the future, the Committee mandated the suspension of its previously approved interest rate hedging strategy in June 2009. Outside of the approved interest rate hedging strategy, the use of derivative strategies by investment managers must be explicitly authorized by the Committee. Such derivatives may be used only to hedge an account’s investment risk or to replicate an investment that would otherwise be made directly in the cash market.

The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 7.8 percent;

•	A passive, blended index comprised of 19.5 percent S&P 500, 12 percent Russell 2000, 11 percent EAFE, 8 percent MSCI AC World Free Index, 2 percent S&P/Citigroup Extended Market World Ex-US, 7.5 percent MSCI Emerging Markets, 29 percent Barclays Long Gov/Credit, 10 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2009 are as follows:

Percentage of
Plan Assets at
December 31, 2009

Domestic Large/Mid-Cap Equity	19.5%
Domestic Small Cap Equity	12.0
International Equity	13.0
Global Equity	8.0
Emerging Market Equity	7.5
Fixed Income Securities	39.0
Cash or Cash Equivalents	1.0

Total	100.0%

Plan Assets A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2009	2008

	(in millions)

Fair value of net Plan assets at beginning of year	$1,978	$2,617
Cash contributions by HSBC North America	241	-
Actual return on Plan assets	129	(447)
Benefits paid	(207)	(192)

Fair value of net Plan assets at end of year	$2,141	$1,978

As a result of the capital markets improving since December 2008 as well as the $241 million contribution to the Plan during 2009, the fair value of Plan assets at December 31, 2009 increased approximately 8 percent compared to 2008.

The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements by January 1, 2015. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions. The revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the ratio of the Plan’s assets at the end of the year as compared to the Plan’s accrued benefit obligation is equal to or greater than 90 percent;

•	Pension expense for the year as determined under current accounting guidance; or

•	$100 million which approximates the actuarial present value of benefits earned by Plan participants on an annual basis.

As a result, during 2009 HSBC North America made a contribution to the Plan of $241 million. Additional contributions during 2010 are anticipated in accordance with the revised Pension Funding Policy.

The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2009.

	Fair Value Measurement at December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3)

		(in millions)

Investments at Fair Value:
Cash and short term investments	$78	$78	$-	$-
Equity Securities
U.S. Large-cap Growth(1)	518	510	8	-
U.S. Small-cap Growth(2)	317	205	112	-
International Equity(3)	287	158	129	-
Global Equity	180	166	14	-
Emerging Market Equity	46	-	46	-
U.S. Treasury	382	382	-	-
U.S. Government agency issued or guaranteed	41	2	39	-
Obligations of U.S. states and political subdivisions	13	-	11	2
Asset-backed securities	28	-	11	17
U.S. corporate debt securities(4)	274	-	273	1
Corporate stocks – preferred	3	2	1	-
Foreign debt securities	96	-	95	1
Accrued interest	13	5	8	-

Total investments	2,276	1,508	747	21

Receivables:
Receivables from sale of investments in process of settlement	20	20	-	-
Derivative financial asset(5)	21	-	21	-

Total receivables	41	20	21	-

Total Assets	2,317	$1,528	$768	$21

Liabilities(6)	(176)

Total Net Assets	$2,141

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

(3)	This category comprises actively managed investments in non-U.S. developed markets that generally track the MSCI EAFE index. MSCI EAFE is an equity market index of 21 developed market countries in Europe, Australia, Asia and the Far East.

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised completely of interest rate swaps.

(6)	Included in liabilities at December 31, 2009 was $154 million of derivative liabilities recorded at fair value under the Level 2 fair value hierarchy.

The following table summarizes additional information about changes in the fair value of Level 3 assets during the year ended December 31, 2009.

	International			U.S.	Obligations of U.S.		U.S.	Foreign
	Equity	Global		Government	States & Political	Asset	Corporate Debt	Debt
	Securities	Equity	U.S. Treasury	Agency	Subdivisions	Backed	Securities	Securities	Total

	(in millions)

Beginning balance at December 31, 2008	$12	$18	$13	$2	$2	$9	$10	$1	$67
Actual return on Plan assets:
Return on assets held at reporting date	-	-	-	-	-	-	-	1	1
Return on assets sold during period	-	-	-	-	-	-	-	-	-
Purchases, sales and settlements	(2)	(3)	(1)	-	2	5	(9)	(1)	(9)
Transfers in/out of Level 3	(10)	(15)	(12)	(2)	(2)	3	-	-	(38)

Ending balance at December 31, 2009	$-	$-	$-	$-	$2	$17	$1	$1	$21

Valuation Techniques for Plan Assets Following is a description of valuation methodologies used for significant categories of Plan assets recorded at fair value.

Securities:  Fair value of securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for the major security types of our pension plan assets:

•	Equity securities – Since most of our securities are transacted in active markets, fair value measurements are determined based on quoted prices for the identical security. Equity securities and derivative contracts that are non-exchange traded are primarily investments in common stock funds. The funds permit investors to redeem the ownership interests back to the issuer at end-of-day for the net asset value (“NAV”) per share and there are no significant redemption restrictions. Thus the end-of-day NAV is considered observable.

•	U.S. Government securities – U.S. Treasury, U.S. government agency issued or guaranteed – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Corporate stocks – preferred – In general, fair value for preferred securities is calculated using an appropriate spread over a comparable U.S. Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Derivatives – Derivatives are recorded at fair value. Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral are offset and presented net in accordance accounting principles which allow the offsetting of amounts relating to certain contracts. Derivatives traded on an exchange are valued using quoted prices. OTC derivatives, which comprise a majority of derivative contract positions, are valued using valuation techniques. The fair value for the majority of our derivative instruments are determined based on internally developed models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. For complex or long-dated derivative products where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about, among other things, the timing of cash flows and credit spreads. The fair values of certain structured derivative products are sensitive to unobservable inputs such as default correlations and volatilities. These estimates are susceptible to significant change in future periods as market conditions change.

Projected Benefit Obligation A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plan is shown below and reflects the projected benefit obligation of the merged HSBC North American plan.

	Year Ended
	December 31,
	2009	2008

	(in millions)

Projected benefit obligation at beginning of year	$3,018	$2,747
Service cost	83	104
Interest cost	182	174
Gain on curtailment	(24)	(13)
Actuarial losses	43	198
Special termination benefits	18	-
Benefits paid	(207)	(192)

Projected benefit obligation at end of year	$3,113	$3,018

The accumulated benefit obligation for the HSBC North America Pension Plan was $2.9 billion and $2.7 billion at December 31, 2009 and 2008, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.

The curtailment gain recognized in 2009 resulted from our decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices. The curtailment gain recognized in 2008 resulted from restructuring activities in our Mortgage Services ($7 million), Consumer Lending ($4 million), Auto Finance ($1 million) and Card and Retail Services ($1 million) businesses.

The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2009	2008	2007

Discount rate	5 95%	6.05%	6.55%
Salary increase assumption	3.50	3.50	3.75

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC
North America(1)

(in millions)

2010	$165
2011	168
2012	173
2013	177
2014	184
2015-2019	974

(1)	Future benefit payments for the HSBC North America Pension Plan included in this table take into consideration the plan to cease all future benefit accruals for legacy participants as discussed more fully below.

In November 2009, the Board of Directors of HSBC North America approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan effective January 1, 2011. Future accruals to legacy participants under the Plan will thereafter be provided under the cash balance based formula which is now used to calculate benefits for employees hired after December 31, 1999. Furthermore, all future benefit accruals under the Supplemental Retirement Income Plan described above will also cease effective January 1, 2011. Affected employees were informed of this decision in February 2010. These changes are expected to reduce pension costs for HSBC North America in future periods.

Supplemental Retirement Plan We also offer a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $80 million and $91 million at December 31, 2009 and 2008, respectively. Pension expense related to the supplemental retirement plan was $11 million in 2009, $27 million in 2008 and $29 million in 2007.

Foreign Defined Benefit Pension Plans Prior to the sale of our U.K. and Canadian operations, we sponsored defined benefit pension plans for our foreign based employees. Pension expense for our foreign operations was $3 million in 2008 and $3 million in 2007 and is reflected as a component of Loss from discontinued operations in our consolidated statement of loss. These plans were transferred as part of the sale of our U.K. and Canadian operations.

Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $34 million in 2009, $55 million in 2008 and $69 million in 2007.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following:

Year Ended December 31,	2009	2008	2007

	(in millions)

Service cost – benefits earned during the period	$2	$2	$4
Interest cost	11	12	12
Gain on curtailment	(16)	(4)	-
Recognized gains	(3)	(3)	(1)

Net periodic postretirement benefit cost (income)	$(6)	$7	$15

During 2009, we recorded a curtailment gain of $16 million due to a reduction in the benefits to be provided by the postretirement benefit plan as a result of the decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices. The curtailment gain recognized in 2008 resulted from restructuring activities in our Mortgage Services ($2 million) and Consumer Lending ($2 million) businesses during 2008.

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2009	2008	2007

Discount rate	7.15%	5.90%	5.70%
Salary increase assumption	3.50	3.75	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	Year Ended
	December 31,
	2009	2008

	(in millions)

Accumulated benefit obligation at beginning of year	$207	$203
Service cost	2	2
Interest cost	11	12
Transferred to HTSU(1)	(4)	(20)
Actuarial losses	3	26
Gain on curtailment	(16)	(4)
Benefits paid, net	(14)	(12)

Accumulated benefit obligation at end of year	$189	$207

(1)	Reflects the impact of the transfer of certain support functions to HTSU. See Note 23, “Related Party Transactions,” for additional information on the centralization of support functions within HTSU.

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $17 million relating to our postretirement benefit plans in 2010. The funded status of our postretirement benefit plans was a liability of $189 million and $207 million at December 31, 2009 and 2008, respectively.

Estimated future benefit payments for our postretirement benefit plans are as follows:

(in millions)

2010	$17
2011	17
2012	16
2013	15
2014	15
2015-2019	70

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2009	2008	2007

Discount rate	5.60%	6.05%	6.55%
Salary increase assumption	3.50	3.50	3.75

A 7.9 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and a 7.4 percent annual rate for participants over the age of 65 was assumed for 2009. This rate of increase is assumed to decline gradually to 4.50 percent in 2027.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)

Effect on total of service and interest cost components	$.2	$(.1)
Effect on postretirement benefit obligation	3	(3)

23.  Related Party Transactions

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

At December 31,	2009	2008

	(in millions)

Assets and (Liabilities):
Cash	$295	$237
Securities purchased under agreements to resell	1,550	1,025
Derivative financial assets (liability), net	(56)	(461)
Affiliate preferred stock received in sale of U.K. credit card business	-	219
Other assets	123	310
Due to affiliates	(9,043)	(13,543)
Other liabilities	(194)	(272)

For the Year Ended December 31,	2009	2008	2007

Income/(Expense):
Interest expense paid to HSBC affiliates(1)	$(1,104)	$(1,027)	$(776)
Interest income from HSBC affiliates	7	33	43
Net gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	57	-	-
Dividend income from affiliate preferred stock	-	17	21
HSBC affiliate income:
Gain (loss) on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	90	115	331
Daily sales of credit card receivables	377	142	104
Sales of real estate secured receivables	2	3	(16)

Total gain (loss) on receivable sales to HSBC affiliates	469	260	419

Loss on sale of affiliate preferred stock	(6)	-	-
Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	7	6	8
Private label and card receivable servicing and related fees	635	436	423
Auto finance receivable servicing and related fees	57	2	3
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	47	41	42
HTSU servicing fees and rental revenue	60	64	61

Total servicing and other fees from HSBC affiliates	806	549	537

Taxpayer financial services loan origination and other fees	(11)	(13)	(19)
Support services from HSBC affiliates:
HTSU	(815)	(812)	(935)
HSBC Global Resourcing (UK) Ltd.	(170)	(171)	(148)
Other HSBC affiliates	(38)	(46)	(39)

Total support services from HSBC affiliates	(1,023)	(1,029)	(1,122)

Stock based compensation expense with HSBC	(29)	(36)	(102)
Insurance commission paid to HSBC Bank Canada	(18)	(7)	(6)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In January 2009, we also sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million. We continue to service these auto finance receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new originations on these credit card receivables to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis substantially all new private label receivable originations and new originations on these credit card receivables to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

•	The following table summarizes the private label, credit card (including the GM and UP Portfolios), auto finance and real estate secured receivables we are servicing for HSBC Bank USA at December 31, 2009 and 2008 as well as the receivables sold on a daily basis during 2009, 2008 and 2007:

		Credit Cards

	Private	General	Union		Auto	Real Estate
	Label	Motors	Privilege	Other	Finance	Secured	Total

			(in billions)

Receivables serviced for HSBC Bank USA:
December 31, 2009	$15.6	$5.4	$5.3	$2.1	$2.1	$1.8	$32.3
December 31, 2008	18.0	-	-	2.0	-	2.1	22.1
Total of receivables sold on a daily basis to HSBC Bank USA during:
2009	$15.7	$14.5	$3.5	$4.3	$-	$-	$38.0
2008	19.6	-	-	4.8	-	-	24.4
2007	21.3	-	-	4.2	-	-	25.5

Fees received for servicing these loan portfolios totaled $697 million, $444 million and $434 million during 2009, 2008 and 2007, respectively.

•	The GM and UP credit card receivables as well as the private label receivables that are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusting for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.5 billion and $2.0 billion at December 31, 2009 and 2008, respectively. Fees paid relating to the servicing of this portfolio totaled $6 million in 2009, $12 million in 2008 and $10 million in 2007 and are reported in Support services from HSBC affiliates.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $15 million (after-tax).

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2009, we recorded net servicing fees of $2 million for services we had provided by for HSBC Bank USA.

•	HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) are the originating lenders for loans initiated by our Taxpayer Financial Services business for clients of various third party tax preparers. We purchase the loans originated by HSBC Bank USA and HTCD daily for a fee. Origination fees paid for these loans totaled $11 million in 2009, $13 million in 2008 and $19 million in 2007. These origination fees are included as an offset to taxpayer financial services revenue and are reflected as Taxpayer financial services loan origination and other fees in the above table.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either December 31, 2009 or 2008.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2009. There were no balances outstanding at December 31, 2009 or 2008.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2009. There were no balances outstanding at December 31, 2009 or 2008.

•	In 2007, we sold approximately $645 million of real estate secured receivables originated by our subsidiary, Decision One, to HSBC Bank USA and recorded a pre-tax loss on these sales of $16 million.

Transactions with HSBC Holdings plc:

•	During the second quarter of 2009, we sold to HSBC $248 million of affiliate preferred stock which we had received on the sale of our U.K. credit card business. As a result, we recorded a loss on sale of $6 million which is included as a component of other income.

•	At December 31, 2009 and 2008, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at December 31, 2009 or 2008. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense — HSBC affiliates in the consolidated statement of loss.

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HINO. Interest expense recorded on the underlying junior subordinated notes totaled $3 million in 2009 and $18 million in 2008 and 2007.

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits in the consolidated statement of loss. As of December 31, 2009, our share of future compensation cost related to grants which have not yet fully vested is approximately $24 million. This amount is expected to be recognized over a weighted-average period of 1.3 years.

Transactions with HTSU:

•	We had extended a revolving line of credit to HTSU which was terminated in May 2008 and replaced by a line of credit from another affiliate in 2008. Interest income associated with this line of credit was recorded in interest income and reflected as Interest income from HSBC affiliates in the table above.

•	Technology and some centralized operational services and beginning in January 2009, human resources, corporate affairs and other shared services in North America are centralized within HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU was $47 million, $48 million and $48 million during 2009, 2008 and 2007, respectively. Effective in January 2010, additional shared services in North America, including among other things legal, tax and finance, will also be centralized within HTSU.

•	During the fourth quarter of 2008, we sold miscellaneous assets to HTSU for a purchase price equal to the book value of these assets of $41 million.

Transactions with other HSBC affiliates:

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $58.6 billion and $77.9 billion at December 31, 2009 and 2008, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $3.4 billion and $2.9 billion at December 31, 2009 and 2008, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $5 million in 2009 and $11 million in 2008.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $19 million in 2009 and $16 million in 2008.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $5 million in 2009, $16 million in 2008 and $11 million in 2007 and is reflected as Interest income from HSBC affiliates in the table above.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $170 million in 2009, $171 million in 2008 and $148 million in 2007 are included as a component of Support services from HSBC affiliates in the table above. During 2009, billing for these services were processed by HTSU.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 22, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	As previously discussed in Note 3, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). The results of operations for our U.K. Operations have been reclassified as income from discontinued operations for all periods presented.

•	As previously discussed in Note 3, “Discontinued Operations,” in November 2008 we sold all of the common stock of the holding company of our Canadian Operations to HSBC Bank Canada for approximately $279 million (based on the exchange rate on the date of sale). While HSBC Bank Canada assumed the liabilities of our Canadian Operations as a result of this transaction, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale for a fee. We recorded $6 million in 2009 and $10 million in 2008 for providing this guarantee. As of December 31, 2009, the outstanding balance of the guaranteed notes was $2.3 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $18 million in 2009, $7 million in 2008 and $6 million in 2007 and are included in Insurance Commission paid to HSBC Bank Canada. The results of operations for our Canadian Operations have been reclassified as Income from discontinued operations for all periods presented.

•	Through August 2008, our Canadian business originated and serviced auto loans for an HSBC affiliate in Canada. Fees received for these services are included in other income (expense) and are reflected in Servicing and other fees from other HSBC affiliates in the above table.

•	We utilize HSBC Markets (USA) Inc, (“HMUS”) to lead manage the underwriting of a majority of our ongoing debt issuances. There were no fees paid to the affiliate for such services during 2009 or 2008. During 2007, we paid fees to the affiliate for such services of approximately $14 million. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

•	In the second quarter of 2007, we sold $2.2 billion of loans from the Mortgage Services portfolio to third parties. HMUS assisted in the transaction by placing the loans with interested third parties. Fees paid for these services totaled $4 million and were included as a component of the approximately $20 million loss realized on the sale of this loan portfolio.

24.  Business Segments

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

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

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

Certain receivables that were previously classified as held for sale under U.S. GAAP have now been transferred to held for investment as we now intend to hold for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of cost or fair value adjustments while held for sale and have been transferred to held for investment at their current carrying value. Under IFRSs, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges are now being recorded under IFRSs which were essentially included as a component of the lower of cost or fair value adjustments under U.S. GAAP.

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP. During 2008, it was determined these shares were impaired and, as a result, the fair value loss recorded in other comprehensive income was reclassified to profit and loss under IFRSs.

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. The additional shares are not recorded under U.S. GAAP.

Other-than-temporary impairments – Under U.S. GAAP we are allowed to evaluate perpetual preferred securities for potential other-than-temporary impairment similar to a debt security provided there has been no evidence of deterioration in the credit of the issuer and record the unrealized losses as a component of other comprehensive income. There are no similar provisions under IFRSs as all perpetual preferred securities are evaluated for other-than-temporary impairment as equity securities.

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

REO Expense – Other revenues under IFRSs includes losses on sale and the lower of cost or fair value adjustments on REO properties which are classified as other expense under U.S. GAAP.

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

Operating expenses

Goodwill impairment under IFRSs was higher than that under U.S. GAAP due to higher levels of goodwill established under IFRSs as well as differences in how impairment is measured as U.S. GAAP requires a two-step impairment test which requires the fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. However, operating expenses under IFRSs are lower as policyholder benefits expenses are reported as an offset to other revenues as discussed above. There are other less significant differences between IFRSs and U.S. GAAP relating to pension expense and prior to 2009, changes in tax estimates.

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

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(4)	Adjustments(3)	ifications(6)	Totals

	(in millions)

Year Ended December 31, 2009:
Net interest income	$5,201	$3,295	$1,032	$2		$9,530	$(2,912)	$(379)	$(740)	$5,499
Other operating income (Total other revenues)	2,367	136	(2,302)	(26	)(1)	175	43	(420)	1,127	925

Total operating income (loss)	7,568	3,431	(1,270)	(24)		9,705	(2,869)	(799)	387	6,424
Loan impairment charges (Provision for credit losses)	5,064	8,466	15	-		13,545	(2,883)	(592)	(5)	10,065

	2,504	(5,035)	(1,285)	(24)		(3,840)	14	(207)	392	(3,641)
Operating expenses	2,393	1,470	2,653 (7)	(27)		6,489	11	(463)	392	6,429

Profit (loss) before tax	$111	$(6,505)	$(3,938)	$3	(1)	$(10,329)	$3	$256	$-	$(10,070)

Intersegment revenues	5	127	(106)	(26	)(1)	-	-	-	-	-
Deprecation and amortization	69	30	67	-		166	-	71	(32)	205
Expenditures for long-lived assets(5)	-	-	51	-		51	-	-	-	51
Balances at end of period:
Customer loans (Receivables)	$38,873	$77,725	$1,346	$-		$117,944	$(30,361)	$(625)	$(1,300)	$85,658
Assets	37,178	79,817	11,824	(1)		128,818	(29,903)	(4,211)	(151)	94,553
Goodwill	-	-	-	-		-	-	-	-	-

Year Ended December 31, 2008:
Net interest income	$5,083	$5,527	$225	$-		$10,835	$(1,419)	$(254)	$(312)	$8,850
Other operating income (Total other revenues)	3,185	(19)	2,685	(24	)(1)	5,827	(88)	(360)	808	6,187

Total operating income (loss)	8,268	5,508	2,910	(24)		16,662	(1,507)	(614)	496	15,037
Loan impairment charges (Provision for credit losses)	5,292	10,019	36	-		15,347	(1,650)	(230)	(37)	13,430

	2,976	(4,511)	2,874	(24)		1,315	143	(384)	533	1,607
Operating expenses	2,139	1,838	1,477 (7)	(28)		5,426	51	(486)	533	5,524

Profit (loss) before tax	$837	$(6,349)	$1,397	$4	(1)	$(4,111)	$92	$102	$-	$(3,917)

Intersegment revenues	35	186	(197)	(24	)(1)	-	-	-	-	-
Deprecation and amortization	65	31	78	-		174	-	90	(18)	246
Expenditures for long-lived assets(5)	-	2	75	-		77	-	-	-	77
Balances at end of period:
Customer loans (Receivables)	$46,730	$100,176	$109	$-		$147,015	$(36,533)	$(542)	$(1,696)	$108,244
Assets	44,160	93,614	17,896	-		155,670	(19,682)	(4,919)	(239)	130,830
Goodwill	530	-	2,385	-		2,915	-	(621)	-	2,294

Year Ended December 31, 2007:
Net interest income	$4,776	$7,100	$(804)	$-		$11,072	$(1,383)	$(183)	$289	$9,795
Other operating income (Total other revenues)	3,793	(207)	1,917	(14	)(1)	5,489	98	82	294	5,963

Total operating income (loss)	8,569	6,893	1,113	(14)		16,561	(1,285)	(101)	583	15,758
Loan impairment charges (Provision for credit losses)	3,873	7,695	(2)	4	(2)	11,570	(1,185)	85	-	10,470

	4,696	(802)	1,115	(18)		4,991	(100)	(186)	583	5,288
Operating expenses	2,437	2,447	6,128 (7)	(20)		10,992	14	(1,010)	583	10,579

Profit (loss) before tax	$2,259	$(3,249)	$(5,013)	$2(1	)(2)	$(6,001)	$(114)	$824	$-	$(5,291)

Intersegment revenues	71	205	(262)	(14	)(1)	-	-	-	-	-
Deprecation and amortization	64	53	98	-		215	-	162	(42)	335
Expenditures for long-lived assets(5)	-	16	36	-		52	-	-	-	52
Balances at end of period:
Customer loans (Receivables)	$49,733	$117,464	$159	$-		$167,356	$(21,729)	$84	$(4)	$145,707
Assets	48,931	113,675	19,524	-		182,130	(20,955)	(5,841)	(360)	154,974
Goodwill	530	-	3,284	-		3,814	-	(1,259)	80	2,635

(1)	Eliminates intersegment revenues.

(2)	Eliminates bad debt recovery sales between operating segments.

(3)	IFRS Adjustments, which have been described more fully above, consist of the following:

			Provision	Total	Profit
	Net		For	Costs	(Loss)
	Interest	Other	Credit	and	Before		Total
	Income	Revenues	Losses	Expenses	Tax	Receivables	Assets

	(in millions)

Year Ended December 31, 2009
Securitizations	$-	$-	$-	$-	$-	$-	$-
Derivatives and hedge accounting	6	-	-	-	6	-	(4,113)
Goodwill and intangible assets	-	-	-	(541)	541	-	258
Purchase accounting	8	(10)	(83)	-	81	105	68
Deferred loan origination costs and premiums	(139)	-	-	(15)	(124)	156	89
Credit loss impairment provisioning	(271)	28	8	49	(300)	(781)	(373)
Loans held for resale	21	(371)	(506)	-	156	(141)	(132)
Interest recognition	(6)	-	-	-	(6)	36	23
Other	2	(67)	(11)	44	(98)	-	(31)

Total	$(379)	$(420)	$(592)	$(463)	$256	$(625)	$(4,211)

Year Ended December 31, 2008
Securitizations	$(9)	$5	$1	$-	$(5)	$-	$-
Derivatives and hedge accounting	(30)	30	-	-	-	-	(4,426)
Goodwill and intangible assets	-	-	-	(481)	481	-	(140)
Purchase accounting	26	13	56	-	(17)	22	22
Deferred loan origination costs and premiums	(169)	1	-	(71)	(97)	283	261
Credit loss impairment provisioning	(96)	14	(51)	43	(74)	(567)	(278)
Loans held for resale	(2)	(504)	(236)	-	(270)	(230)	(271)
Interest recognition	27	-	-	-	27	(50)	(50)
Other	(1)	81	-	23	57	-	(37)

Total	$(254)	$(360)	$(230)	$(486)	$102	$(542)	$(4,919)

Year Ended December 31, 2007
Securitizations	$(63)	$35	$3	$-	$(31)	$(244)	$(495)
Derivatives and hedge accounting	(39)	36	-	-	(3)	-	(4,501)
Goodwill and intangible assets	-	-	-	(843)	843	-	(117)
Purchase accounting	48	28	66	(71)	81	31	284
Deferred loan origination costs and premiums	(150)	(7)	-	(143)	(14)	371	371
Credit loss impairment provisioning	(3)	13	21	36	(47)	(81)	(211)
Loans held for resale	57	(15)	-	3	39	6	(6)
Interest recognition	(17)	-	-	-	(17)	(78)	(78)
Other	(16)	(8)	(5)	8	(27)	79	(1,088)

Total	$(183)	$82	$85	$(1,010)	$824	$84	$(5,841)

(4)	Management Basis Adjustments, which represent the private label and real estate secured receivables transferred to HBUS, consist of the following:

			Provision	Total	Profit
	Net		For	Costs	(Loss)
	Interest	Other	Credit	and	Before		Total
	Income	Revenues	Losses	Expenses	Tax	Receivables	Assets

	(in millions)

Year Ended December 31, 2009
Credit card receivables	$(1,228)	$331	$(1,358)	$6	$455	$(11,213)	$(10,712)
Private label receivables	(1,378)	(69)	(1,351)	9	(105)	(15,618)	(15,435)
Real estate secured receivables	(50)	7	(75)	(1)	33	(1,768)	(1,744)
Auto finance receivables	(256)	(226)	(99)	(3)	(380)	(1,762)	(2,012)

Total	$(2,912)	$43	$(2,883)	$11	$3	$(30,361)	$(29,903)

Year Ended December 31, 2008
Credit card receivables	$28	$(16)	$(128)	$8	$132	$(13,465)	$(736)
Private label receivables	(1,400)	(86)	(1,395)	44	(135)	(17,934)	(17,102)
Real estate secured receivables	(45)	14	(127)	(1)	97	(2,071)	(2,011)
Auto finance receivables	-	-	-	-	-	(3,063)	-
Other	(2)	-	-	-	(2)	-	167

Total	$(1,419)	$(88)	$(1,650)	$51	$92	$(36,533)	$(19,682)

Year Ended December 31, 2007
Private label receivables	$(1,329)	$86	$(1,120)	$15	$(138)	$(19,256)	$(18,650)
Real estate secured receivables	(57)	12	(65)	(1)	21	(2,473)	(2,465)
Other	3	-	-	-	3	-	160

Total	$(1,383)	$98	$(1,185)	$14	$(114)	$(21,729)	$(20,955)

(5)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(6)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

(7)	In the first half of 2009, we recorded a goodwill impairment charge on an IFRSs basis of $2.4 billion which represents the entire remaining balance of goodwill. In the fourth quarter of 2008, we recorded a goodwill impairment charge on an IFRSs basis of $900 million which represents a portion of the goodwill allocated to our Credit and Retail Services business. In 2007, we recorded goodwill impairment charges of $5.5 billion on an IFRSs basis which represented all of the goodwill allocated to our Mortgage Services, Consumer Lending and Auto Finance businesses.

25.  Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in millions)

December 31, 2009:
Derivative financial assets(1)	$3,363	$-	$3,363	$-
Available-for-sale securities:
U.S. Treasury	196	196	-	-
U.S. government sponsored enterprises	97	21	74	2
U.S. government agency issued or guaranteed	21	-	21	-
Obligations of U.S. states and political subdivisions	32	-	31	1
Asset-backed securities	83	-	57	26
U.S. corporate debt securities	1,724	-	1,704	20
Foreign debt securities	366	10	356	-
Equity securities	12	-	12	-
Money market funds	627	627	-	-
Accrued interest	29	1	28	-

Total available-for-sale securities	3,187	855	2,283	49

Total assets	$6,550	$855	$5,646	$49

Long-term debt carried at fair value	(26,745)	-	(26,745)	-
Derivative related liabilities	(59)	-	(59)	-

Total liabilities	$(26,804)	$-	$(26,804)	$-

December 31, 2008:
Derivative financial assets(1)	$2,406	$-	$2,406	$-
Available-for-sale securities:
U.S. Treasury	57	57	-	-
U.S. government sponsored enterprises	155	25	130	-
U.S. government agency issued or guaranteed	34	-	34	-
Obligations of U.S. states and political subdivisions	34	-	34	-
Asset-backed securities	128	-	90	38
U.S. corporate debt securities	1,656	-	1,572	84
Foreign debt securities	269	22	247	-
Equity securities	52	-	1	51
Money market funds	679	679	-	-
Accrued interest	30	-	28	2

Total available-for-sale securities	3,094	783	2,136	175

Total assets	$5,500	$783	$4,542	$175

Long-term debt carried at fair value	$(28,338)	$-	$(28,338)	$-
Derivative related liabilities	(18)	-	(18)	-

Total liabilities	$(28,356)	$-	$(28,356)	$-

(1)	The fair value disclosed does not include swap collateral which was a net liability of $3.4 billion and $2.9 billion at December 31, 2009 and 2008, respectively, and that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” and is netted on the balance sheet with the fair value amount recognized for derivative instruments when certain conditions are met.

The following table reconciles the beginning and ending balances for assets recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009	2008

	(in millions)

Beginning balance at beginning of period	$175	$-
Transfers in (out) of Level 3, net	(74)	183
Purchases, sales, issuances and settlements (net)	(39)	-
Total gains or losses (realized/unrealized):
Included in income from continuing operations	(5)	-
Included in other comprehensive income	(7)	(10)
Net change in accrued interest	(1)	2

Ending balance at end of period	$49	$175

Amount of total gains or losses for the period included in income attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(5)	$(10)

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	December 31, 2009				December 31,

	Level 1	Level 2	Level 3	Total	2009

	(in millions)

Real estate secured	$-	$-	$3	$3	$(9)
Auto finance	-	533	-	533	(44)
Credit cards	-	-	-	-	(367)

Total receivables held for sale at fair value	$-	$533	$3	$536	$(420)

Real estate owned(2)	$-	$688	$-	$688	$(222)

Repossessed vehicles(2)	$-	$34	$-	$34	$- (4)

Goodwill(3)	$-	$-	$-	$-	$(2,294)

Intangible assets(3)	$-	$-	$-	$-	$(14)

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	December 31, 2008				December 31,

	Level 1	Level 2	Level 3	Total	2008

	(in millions)

Real estate secured	$-	$-	$269	$269	$(21)
Auto finance	-	-	2,786	2,786	(281)
Credit cards	-	-	7,708	7,708	(527)

Total receivables held for sale at fair value(1)	$-	$-	$10,763	$10,763	$(829)

Real estate owned(2)	$-	$1,035	$-	$1,035	$(351)

Repossessed vehicles(2)	$-	$56	$-	$56	$- (4)

Goodwill(3)	$-	$-	$2,034	$2,034	$(329)

Intangible assets(3)	$-	$-	$-	$-	$-

(1)	Excludes $5.9 billion of receivables held for sale at December 31, 2008 for which the fair value exceeds carrying value and therefore not recorded at fair value.

(2)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transactions costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(3)	During 2009, goodwill with a carrying amount of $260 million allocated to our Insurance Services business and $2,034 million allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million. Additionally, during 2009 technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million. During 2008, goodwill with a carrying amount of $2,363 million allocated to our Card and Retail Services business was written down to its implied fair value of $2,034 million.

(4)	Repossessed vehicles are typically sold within two months of repossession. As a result, fair value adjustments subsequent to repossession are not significant.

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

		(in millions)

Financial assets:
Cash	$311	$311	$255	$255
Interest bearing deposits with banks	17	17	25	25
Securities purchased under agreements to resell	2,850	2,850	1,025	1,025
Securities	3,187	3,187	3,094	3,094
Consumer receivables:
Mortgage Services:
First lien	15,244	8,824	18,512	11,527
Second lien	2,331	672	3,238	981

Total Mortgage Services	17,575	9,496	21,750	12,508
Consumer Lending:
First lien	32,751	20,918	37,986	25,085
Second lien	3,791	1,149	4,824	1,570

Total Consumer Lending real estate secured receivables	36,542	22,067	42,810	26,655

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

		(in millions)

Non-real estate secured receivables	8,776	5,848	13,187	6,386

Total Consumer Lending	45,318	27,915	55,997	33,041
Credit card	9,905	9,358	11,130	9,968
Auto Finance	3,556	3,348	6,872	5,900

Total consumer receivables	76,354	50,117	95,749	61,417
Receivables held for sale	536	536	16,680	16,812
Due from affiliates	123	123	310	310
Derivative financial assets	-	-	8	8
Financial liabilities:
Commercial paper	4,291	4,291	9,639	9,639
Due to affiliates	9,043	9,259	13,543	12,054
Long-term debt carried at fair value	26,745	26,745	28,338	28,338
Long-term debt not carried at fair value	42,913	41,144	61,686	54,147
Insurance policy and claim reserves	996	1,092	1,010	1,134
Derivative financial liabilities	60	60	461	461

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the deteriorating economic conditions during the past 3 years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in investor composition The estimated fair values at December 31, 2009 and 2008 reflect these market conditions. For certain consumer receivables, investors may assume a higher charge-off level and lower overall cash flows than what we, as the servicer of these receivables, believe will ultimately be the case. We believe most investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt, which yields a significant pricing discount resulting to the seller.

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

Receivables and Receivables held for sale: The estimated fair value of our receivables was determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, among other items, value estimates from an HSBC affiliate which reflect over-the-counter trading activity; forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors.

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

Commercial paper: The fair value of these instruments approximates existing carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

Due to affiliates: The estimated fair value of our fixed rate and floating rate debt due to affiliates was determined using discounted future expected cash flows at current interest rates and credit spreads offered for similar types of debt instruments.

Long-term debt: Fair value was primarily determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

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

26.  Commitments and Contingent Liabilities

Lease Obligations: We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $101 million in 2009 and 2008, and $168 million in 2007.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2010	$52	$3	$49
2011	37	3	34
2012	26	3	23
2013	22	3	19
2014	21	3	18
Thereafter	96	5	91

Net minimum lease commitments	$254	$20	$234

As a result of the strategic actions undertaken since mid-2007 and continuing in to 2009, we have recorded a liability of $30 million related to certain noncancelable leases for which are no longer using the properties. See Note 5, “Strategic Initiatives,” for further discussion of the various actions as well as the total restructuring liabilities outstanding.

Litigation: Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these activities are or purport to be class actions seeking damages in very large amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers.

We accrue for litigation-related liabilities when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, we believe, in light of all information known to us at December 31, 2009, that our litigation reserves are adequate at such date. We review litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. We believe that our defenses to the claims asserted against us in our currently active litigation have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that we will either prevail on our outstanding motions to dismiss or that the Seventh Circuit will reverse the trial Court verdict upon appeal. As such, it is not probable a loss has been incurred as of December 31, 2009 and, therefore, no loss accrual resulting from this verdict has been established.

Other Commitments: In January 2009, we extended a line of credit to H&R Block for up to $2.5 billion to fund the purchase of a participation interest in refund anticipation loans. In April 2009, the line was closed.

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

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at December 31, 2009 and 2008:

At December 31,	2009	2008

	(in billions)

Interest-only loans	$1.4	$2.2
ARM loans(1)(2)	9.8	13.4
Stated income loans	3.7	5.2

(1)	ARM loans with initial reset dates after 2009 are not significant. At December 31, 2008, $3.3 billion of our ARM loan portfolio were scheduled to experience their first interest rate reset during 2009 based on original contractual reset date and the outstanding receivable levels at the end of each period.

(2)	We do not have any option ARM loans in our portfolio.

At December 31, 2009 and 2008, interest-only, ARM and stated income loans comprise 20 percent and 22 percent of real estate secured receivables, including receivables held for sale, respectively.

Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2009 and 2008. We lend nationwide and our receivables, including receivables held for sale, are distributed as follows at December 31, 2009:

Percent of Total
State/Region	Receivables

California	11%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	22
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	8
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	17
Southwest (AZ, AR, LA, NM, OK, TX)	10
Northeast (CT, ME, MA, NH, NY, RI, VT)	11

The following table reflects the percentage of consumer receivables by state, including receivables held for sale, which individually account for 5 percent or greater of our portfolio.

	Percentage of Portfolio Receivables			Percent of
	Credit	Real Estate		Total
	Cards	Secured	Other	Receivables

California	11.3%	10.8%	7.1%	10.6%
Florida	7.3	6.6	5.9	6.8
New York	7.4	6.6	6.7	6.5
Pennsylvania	4.1	5.6	6.2	5.3
Ohio	4.2	5.3	5.7	5.2

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First

	(in millions)

Net interest income	$825	$1,463	$1,532	$1,679	$2,003	$2,200	$2,311	$2,336
Provision for credit losses	2,512	2,172	2,436	2,945	3,654	3,759	3,189	2,828

Net interest loss after provision for credit losses	(1,687)	(709)	(904)	(1,266)	(1,651)	(1,559)	(878)	(492)
Other revenues	694	(707)	(4,030)	4,968	1,361	2,547	(50)	2,329
Operating expenses	1,021	893	2,540	1,975	1,493	1,296	1,321	1,414

Income (loss) from continuing operations before income tax benefit (expense)	(2,014)	(2,309)	(7,474)	1,727	(1,783)	(308)	(2,249)	423
Income tax benefit (expense)(1)	780	1,180	1,515	(855)	462	88	801	(185)

Income (loss) from continuing operations	(1,234)	(1,129)	(5,959)	872	(1,321)	(220)	(1,448)	238
Income (loss) from discontinued operations	-	-	-	-	(1)	(51)	3	17

Net income (loss)	$(1,234)	$(1,129)	$(5,959)	$872	$(1,322)	$(271)	$(1,445)	$255

(1)	As previously reported, in the third quarter of 2009 an out of period adjustment originating in the second quarter of 2009 was recorded to increase our income statement tax benefit by $143 million. This adjustment related to the reclassification of a deferred tax asset to a current tax asset for the same amount due to a tax return filing adjustment. This resulted in a reduction in the required valuation allowance against deferred tax assets. The adjustment was not material to either the second quarter or the third quarter of 2009.

Separately, in the fourth quarter of 2009 subsequent to the filing of the September 30, 2009 Form 10-Q, further tax return filing adjustments were identified, primarily relating to tax deductions taken on bankrupt accounts in prior periods. Through March 31, 2009, the financial statement impact of these two items results in a balance sheet reclassification between current taxes and deferred taxes, causing an increase in deferred tax assets and current taxes payable. Since a valuation allowance was recorded against deferred tax assets in the second and third quarters of 2009, the balance sheet reclassification to increase deferred tax assets would have impacted the valuation allowance recorded in both periods. As a result, the valuation allowance was understated by $375 million at June 30, 2009 and by an incremental $52 million at September 30, 2009. Therefore, our income tax benefit was overstated and our net loss was understated by these amounts in those periods.

As explained in further detail in Note 18, “Income Taxes,” at December 31, 2009 HSBC North America does not require a valuation allowance against the general component of its deferred tax assets which includes the items described above. Therefore, the items described above do not impact the income statement for the twelve months ended December 31, 2009. Although we have concluded that all of the above items are not material individually or in the aggregate to the consolidated financial statements for the second quarter or third quarter of 2009, we nonetheless have decided to adjust the Selected Quarterly Financial Data presented in the table above for the second and third quarter of 2009 to reflect the impact on income tax benefit (expense) associated with the items discussed above, including the out-of-period item previously corrected in the third quarter. In addition, financial information for the second and third quarters of 2009 will be revised when such information is next presented in the Form 10-Qs for 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2009.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by HSBC Finance Corporation in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment performed, management concluded that as of December 31, 2009, HSBC Finance Corporation’s internal control over financial reporting was effective.

The effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by HSBC Finance Corporation’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 137, which expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2009.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors, descriptions of the specific experience, qualifications, attributes and skills that support such person’s service as a Director of HSBC Finance Corporation. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in choosing Board members.

All of our Directors are or have been either chief executive officers or senior executives in specific functional areas at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC Finance Corporation and its parent HSBC North America, for which each of our Directors also serve as a Director. Our Directors also have high levels of personal and professional integrity and unquestionable ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience each Director has demonstrated sound judgment and the ability to function in an oversight role.

Each director is elected annually. There are no family relationships among the directors.

Niall S. K. Booker, age 51, joined HSBC Finance Corporation’s Board in August 2007. Mr. Booker has served as Chief Executive Officer of HSBC Finance Corporation since February 2008. He has been a Director of HSBC North America Holdings Inc. since February 2008 and Deputy Chief Executive Officer of HSBC North America Holdings Inc. since May 2008. Prior to that, he was Chief Operating Officer of HSBC North America Holdings Inc. from February 2008. From April 2007 to February 2008 he was Chief Operating Officer of HSBC Finance Corporation and Group Executive of HSBC North America Holdings Inc. Mr. Booker was Deputy Chairman and Chief Executive Officer of HSBC Bank Middle East Limited from May 2006 to May 2007 and has served as a Group General Manager of HSBC since January 2004. Mr. Booker joined the HSBC Group in 1981 as an International Manager and has held several positions within the HSBC organization.

Mr. Booker is a member of the Executive Committee.

As Chief Executive Officer of HSBC Finance Corporation, Mr. Booker’s insight and particular knowledge of HSBC Finance Corporation’s operations are critical to an effective Board of Directors. The presence of the Chief Executive Officer is also critical to efficient and effective communication of the Board’s direction to management of HSBC Finance Corporation. He also has many years of experience in leadership positions with HSBC and extensive global experience with HSBC, which is highly relevant to the core businesses of HSBC Finance Corporation which are a part of the global strategic businesses of HSBC.

Robert K. Herdman, age 61, joined HSBC Finance Corporation’s Board in January 2004. Since March 2005, he has served as a member of the Board of Directors of HSBC North America Holdings Inc. and as Chair of its Audit Committee. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001. He also served as a director Westwood One, Inc. from 2005 to 2006.

Mr. Herdman is Chair of the Audit Committee.

Mr. Herdman’s membership on the Board is supported by his financial background. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.

George A. Lorch, age 68, joined HSBC Finance Corporation’s Board in September 1994 and served as the Chair of its Compensation Committee until the committee was disbanded in 2008. He also serves as a member of the Board of Directors of HSBC North America Holdings Inc. From May 2000 until August 2000, Mr. Lorch served as

Chairman, President and Chief Executive Officer of Armstrong Holdings Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of The Williams Companies, Inc., Autoliv, Inc., Pfizer Inc. and Masonite Inc., a privately held company.

Mr. Lorch is a member of the Executive and Audit Committees.

Mr. Lorch served as an executive officer with Armstrong Holdings Inc. and Armstrong Industries, a subsidiary, for 17 years. He served as Chief Executive Officer of Armstrong World Industries, Inc. for over 7 years. In addition, he has been Chairman of the Board at these companies. In these roles, Mr. Lorch was responsible for aspects of the operations of a public company, affording him experience in developing and executing strategic plans and motivating and managing the performance of his management team and the organization as a whole. Additionally, Mr. Lorch has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 1994, and, as a result, he is able to provide a historical perspective to the Board of the HSBC Finance Corporation.

Brendan P. McDonagh, age 51, joined HSBC Finance Corporation’s Board in August 2007 and was appointed as Chairman of the Board in May 2009. He also serves as Chairman of the Board of HUSI. Since February 2008, he has served as Chief Executive Officer and a member of the Board of Directors of HSBC North America Holdings Inc. In 2008 he was appointed as a Group Managing Director of HSBC Holdings plc and since August 2005, he has served as a Group General Manager of HSBC Holdings plc. He is a member of the HSBC Group Management Board. From February 2007 to February 2008, Mr. McDonagh served as Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc. Mr. McDonagh served as Chief Operating Officer of HSBC Finance Corporation prior to his appointment as Chief Executive Officer in February 2007. From September 2006 to February 2007, Mr. McDonagh held the title of Group Executive of HSBC Finance Corporation. From October 2004 to December 2006, he served as Chief Operating Officer of HSBC Bank USA. An international manager for the HSBC Group for more than twenty five years, Mr. McDonagh began his career with HSBC in 1979, completing various assignments throughout the world. In September 2002, he transferred to the United States to run the retail and commercial banking operations of HSBC Bank USA. Mr. McDonagh is a member of several U.S. and U.K. organizations including the Institute of Financial Services, the Chartered Management Institute and the Chicago Regional Board of the American Ireland Fund. Mr. McDonagh is a past Chairman of the Consumer Bankers Association.

Mr. McDonagh is a member of the Executive Committee.

Mr. McDonagh is the former Chief Executive Officer of HSBC Finance Corporation and the Chief Executive Officer of its parent, HSBC North America. In those capacities, Mr. McDonagh brings particular knowledge and insight into both HSBC Finance Corporation’s and HSBC North America’s strategies and operations as part of the global HSBC organization. Mr. McDonagh has held several roles with HSBC, including his current role as Group Managing Director. His extensive global experience with HSBC and his role as a senior executive of HSBC and HSBC North America are essential to the coordination of the core businesses of HSBC Finance Corporation which are part of HSBC’s global strategic operation.

Samuel Minzberg, age 60, joined HSBC Finance Corporation’s Board in May 2008. He has been a Director of HSBC North America Holdings Inc. since March 2005 and has served on its Audit Committee since 2005. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. From January 1, 1998 to December 31, 2002, he was President and Chief Executive Officer of Claridge Inc., a management and holding company. Until December 31, 1997, Mr. Minzberg was a partner at the Montreal predecessor firm to Davies Ward Phillips & Vineberg LLP. Mr. Minzberg is currently also a Director and Chair of the Audit Committee of HSBC Bank Canada, a Director of Reitmans (Canada) Limited, Quebecor Media Inc., and a Director and past President of the Sir Mortimer B. Davis – Jewish General Hospital Centre Board.

Mr. Minzberg is a member of the Audit Committee.

Mr. Minzberg’s experience as a tax attorney provides a unique expertise in evaluating and advising HSBC Finance Corporation on tax strategies and particularly with respect to transactional matters. As a partner with a firm with a diverse client base, he has had experience with a number of industries with varied considerations in effecting business and tax strategies. As a Canadian, he brings diverse perspectives and knowledge to the Boardroom, which is also relevant for understanding the prior cross-border operations of HSBC Finance Corporation and the continuing broader context of HSBC’s global operations, as well as the potential tax and other considerations of potential cross-border initiatives of HSBC Finance Corporation and its affiliates.

Beatriz R. Perez, age 40, joined HSBC Finance Corporation’s Board in May 2008. She has served on the Board of HSBC North America Holdings Inc. since April 2007. Ms. Perez has been employed by Coca-Cola since 1994. She became Senior Vice President, Integrated Marketing, for the North America Division of Coca-Cola in May 2007.

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

Ms. Perez’s leadership roles in the marketing functions at Coca-Cola brings a particular knowledge of mass and targeted marketing programs that are of value in HSBC’s efforts to promote its brand image and in its general product marketing efforts.

Larree M. Renda, age 51, joined HSBC Finance Corporation’s Board in September 2001. Since May 2008, she has served as a member of the Board of Directors of HSBC North America Holdings Inc. Ms. Renda has been employed by Safeway Inc. since 1974. She became Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. in November 2005. Prior to her current position she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations beginning in 1999. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda is a member of the Retailing Initiative Advisory Board of the Wharton School of Business and serves as a Trustee on the National Joint Labor Management Committee. In addition, she serves as Chair of the Board of Directors for the California Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association. She is also on the Board of Trustees for the University of Portland.

Ms. Renda is a member of the Executive and Audit Committees.

Ms. Renda has 16 years of experience as an executive officer at Safeway Inc. where she has held several roles critical to its operations. Ms. Renda’s responsibilities at Safeway Inc. included public affairs, human resources, government relations, strategy, labor relations, philanthropy, cost reduction, re-engineering, health initiatives and communications. Ms. Renda has also served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 2001, and, as a result, she is able to provide a historical perspective to the Board of the HSBC Finance Corporation.

Executive Officers

Information regarding the executive officers of HSBC Finance Corporation as of March 1, 2010 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Niall S. K. Booker	51	2008	Chief Executive Officer
Edgar D. Ancona	57	2009	Senior Executive Vice President and Chief Financial Officer
Andrew C. Armishaw	47	2008	Senior Executive Vice President and Chief Technology and Services Officer
Patrick J. Burke	48	2009	Senior Executive Vice President and Chief Executive Officer, Card and Retail Services
Jon N. Couture	44	2007	Senior Executive Vice President – Human Resources
Patrick A. Cozza	54	2008	Senior Executive Vice President – Insurance
Mark C. Gunton	53	2009	Senior Executive Vice President, Chief Risk Officer
Susan E. Artmann	55	2008	Executive Vice President, Taxpayer Financial Services
William H. Kesler	58	2008	Executive Vice President and Treasurer
Loren C. Klug	49	2008	Executive Vice President – Strategy & Planning
Kathryn Madison	48	2009	Executive Vice President and Chief Servicing Officer, Consumer and Mortgage Lending
John T. McGinnis	43	2008	Executive Vice President and Chief Accounting Officer
Satyabama S. Ravi	42	2009	Executive Vice President and Chief Auditor
Patrick D. Schwartz	52	2009	Executive Vice President, General Counsel and Corporate Secretary
Lisa M. Sodeika	46	2005	Executive Vice President – Corporate Affairs

Niall S. K. Booker, Director and Chief Executive Officer of HSBC Finance Corporation and Chief Operating Officer of HSBC North America Holdings Inc. See Directors for Mr. Booker’s biography.

Edgar D. Ancona, Senior Executive Vice President and Chief Financial Officer of HSBC Finance Corporation since September 2009. Prior to September 2009 and commencing in April 2006, he was the Chief Financial Officer of The Hongkong and Shanghai Banking Corporation Limited. From February 2004 to April 2006, he was Senior Vice President and Treasurer of HSBC Finance Corporation. He also held a succession of positions at HSBC Finance Corporation and HSBC North America, including working in the Asset and Liability Management unit and in Pensions as the Investment Committee Chairman. Mr. Ancona joined HSBC Finance Corporation in 1994, after having spent 17 years at Citicorp in various treasury and operational functions. He was a Director of Hang Seng Bank Limited from 2006 to 2009. He was also a member and Chairman of the Finance Committee of The Pathways Foundation Ltd. and Trustee and Executive Council Member of WWF Hong Kong.

Andrew C. Armishaw, Senior Executive Vice President and Chief Technology and Services Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. since May 2008. He was Chief Information Officer-North America of HSBC Finance Corporation and of HSBC North America Holdings Inc. from February 2008 to May 2008. From January 2004 to February 2008 he was Group Executive and Chief Information Officer of HSBC Finance Corporation and of HSBC North America Holdings Inc. From January 2001 to December 2003, Mr. Armishaw was Head of Global Resourcing for HSBC and from 1994 to 1999 was Chief Executive Officer of First Direct (a subsidiary of HSBC) and Chief Information Officer of First Direct. Mr. Armishaw is on the Board of the Chicago Horticultural Society.

Patrick J. Burke, Senior Executive Vice President and Chief Executive Officer, Card and Retail Services of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Senior Executive Vice President and Chief Operating Officer – Card & Retail Services of HSBC Finance Corporation. From December 2007 to

February 2008 he was Managing Director – Card and Retail Services of HSBC Finance Corporation. He was Managing Director – Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Mr. Burke was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.

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

Patrick A. Cozza, Senior Executive Vice President – Insurance of HSBC Finance Corporation since February 2008. From May 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. He also serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Somerset Business Partnership, The American Council of Life Insurers and The American Bankers Insurance Association. Mr. Cozza serves as a board member and Chief Executive Officer and President of Household Life Insurance Company, First Central National Life Insurance Company of New York and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation.

Mark C. Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation and HSBC North America Holdings Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide implementation of Basel II. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework. Mr. Gunton has been a Director of HSBC Insurance (Bermuda) Limited since November 2009.

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

William H. Kesler, Executive Vice President and Treasurer of HSBC Finance Corporation since February 2008 and Executive Vice President – Asset and Liability Management of HSBC North America Holdings Inc. since April 1, 2006. From April 2006 to February 2008, he was Senior Vice President — Treasurer of HSBC Finance Corporation. From May 2005 to April 2006, he was Vice President and Assistant Treasurer for HSBC Finance Corporation. Mr. Kesler joined HSBC Finance Corporation in 1992 and since that time has held various treasury management positions. He is a trustee of the Hospice of Northeastern Illinois Foundation and serves on the Foundation’s executive committee.

Loren C. Klug, Executive Vice President – Strategy & Planning of HSBC Finance Corporation and of HSBC North America Holdings Inc. since February 2008. From March 2004 to January 2008, he was Managing Director – Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group plc’s global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.

Kathryn Madison, Executive Vice President and Chief Servicing Officer, Consumer and Mortgage Lending of HSBC Finance Corporation since July 2009. From August 2005 through December 2008, she was Executive Vice President of originations for Consumer and Mortgage Lending. From 2003 through July 2005, Ms. Madison was the Managing Director of Strategic Planning and Development for the Consumer Lending business. Prior to such time, she held various leadership positions in the consumer and direct lending businesses. Ms. Madison joined HSBC Finance Corporation in 1988 as a Manager of Strategic Planning for Consumer Lending.

John T. McGinnis, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation since July 2008 and Executive Vice President and Controller of HSBC North America Holdings Inc. since March 2006. Mr. McGinnis has also been Executive Vice President, Chief Accounting Officer of HUSI since August 2009. Mr. McGinnis is responsible for accounting and financial reporting for HSBC Finance Corporation. Prior to joining HSBC, Mr. McGinnis was a partner at Ernst & Young LLP. Mr. McGinnis worked for Ernst & Young from August 1989 to March 2006 and practiced in the Chicago, San Francisco and Toronto offices. At Ernst & Young, he specialized in serving large financial services and banking clients. He is a C.P.A. and a member of the American Institute of Certified Public Accountants. While in Toronto, Mr. McGinnis also became a Chartered Accountant (Canada).

Satyabama S. Ravi, Executive Vice President and Chief Auditor of HSBC Finance Corporation since November 2009. Prior to November 2009 and since joining HSBC Finance Corporation in February 2004, Ms. Ravi has held various positions of increasing responsibility, including a rotation as Head of Professional Practices for HSBC North America. Prior to February 2004, Ms. Ravi was with PricewaterhouseCoopers in the Financial Services Practice for six years. She began her career with Citigroup in India and was in various management positions in the areas of Credit, Loan Operations, Branch Banking and Audit located in India and the U.S. Ms. Ravi is also a C.P.A.

Patrick D. Schwartz, Executive Vice President, General Counsel and Corporate Secretary of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Executive Vice President, Deputy General Counsel – Corporate and Corporate Secretary of HSBC Finance Corporation. He has also held that position with HSBC North America Holdings Inc. since February 2008. He has served as a senior legal advisor of HSBC Finance Corporation and HSBC North America Holdings Inc. since 2004 and as Corporate Secretary of each entity since 2007. Since August 2007, Mr. Schwartz has been the Senior Vice President and Secretary of HSBC USA Inc. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America Holdings Inc. with respect to corporate transactions, securities issuance and compliance, and corporate governance matters. Since joining HSBC in 1993, Mr. Schwartz has held various positions providing or managing legal support of securities law, asset-backed funding, public financial reporting and corporate governance, as well as serving as General Counsel to the Mortgage Services operations from 2000 to 2001.

Lisa M. Sodeika, Executive Vice President – Corporate Affairs of HSBC Finance Corporation since July 2005 and of HSBC North America Holdings Inc. since June 2005. Ms. Sodeika directs HSBC North America’s public affairs, employee communications, government relations, consumer affairs, community development and philanthropic activities. From January 2003 to June 2005, Ms. Sodeika was Senior Vice President – Corporate Affairs and Vice President – Consumer Affairs. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in the consumer finance and retail services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika served as member, vice chair, and then chairperson of the Federal Reserve Board’s Consumer Advisory Council from 2005 to 2007. Ms. Sodeika is also a board member of Junior Achievement USA.

Corporate Governance

Board of Directors – Board Structure The business of HSBC Finance Corporation is managed under the direction of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC Finance

Corporation to HSBC. The affairs of HSBC Finance Corporation are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	providing input and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating, funding and capital plans prepared by management;

•	monitoring the implementation of strategy by management and HSBC Finance Corporation’s performance relative to approved operating, funding and capital plans;

•	reviewing and advising as to the adequacy of the succession plans for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer’s performance;

•	reviewing and approving the Corporate Governance Standards and monitoring compliance with the standards;

•	assessing and monitoring the major risks facing HSBC Finance Corporation consistent with the Board of Director’s responsibilities to HSBC; and

•	monitoring the risk management structure designed by management to ensure compliance with HSBC policies, ethical standards and business strategies.

The Board of Directors has determined that it is in the best interest of HSBC Finance Corporation for the roles of the Chairman and Chief Executive Officer to be separated, and these positions are held by Messrs. McDonagh and Booker, respectively. As Chief Executive Officer and member of the Board of Directors of HSBC North America and a Group Managing Director of HSBC, Mr. McDonagh provides not only an HSBC North America perspective and guidance to the Board of Directors, but also a global strategic perspective to HSBC Finance Corporation. These perspectives promote the broader global nature of HSBC Finance Corporation’s core businesses within HSBC and HSBC’s particular strategic initiatives within North America. As Chief Executive Officer, Mr. Booker provides in-depth knowledge of the specific operational strengths and challenges of HSBC Finance Corporation.

Board of Directors – Committees and Charters The Board of Directors of HSBC Finance Corporation has two standing committees: the Audit Committee and the Executive Committee. The charters of the Audit Committee and the Executive Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Audit Committee The primary purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities relating to HSBC Finance Corporation’s system of internal controls over financial reporting and its accounting, auditing and financial reporting practices. The Audit Committee plays a principal role in oversight of risk management within HSBC Finance Corporation, including, but not limited to credit, liquidity, interest rate, market, operational, reputational and strategic risk. The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), George A. Lorch, Samuel Minzberg, Beatriz R. Perez and Larree M. Renda. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Robert K. Herdman qualifies as an Audit Committee financial expert.

Executive Committee The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HSBC Finance Corporation’s business and affairs during the intervals between meetings of the Board of Directors. Brendan P. McDonagh (Chair), Niall S. K. Booker, George A. Lorch and Larree M. Renda are members of the Executive Committee.

Board of Directors – Director Qualifications HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC Finance Corporation. HSBC and the

Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as executive search firms, may be considered, as the Board of Directors deems appropriate. Such advice was sought for the Board of Directors elected in 2008 to specifically seek highly qualified candidates who would also broaden the race and gender diversity of the Board of Directors. As a result of that search, Ms. Perez became a Board member and continues to sit on the Board.

The Board of Directors reviews all of these factors, and others considered pertinent by HSBC and the Board of Directors, in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director’s career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director’s status as an “independent director,” the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.

As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC Finance Corporation, each Director is expected to:

•	promote HSBC’s brand values and standards in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and senior executive succession planning of HSBC Finance Corporation;

•	carefully study all Board materials and provide active, objective and constructive participation at meetings of the Board and its committees;

•	assist in affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a good understanding of global economic issues and trends; and

•	seek clarification from experts retained by HSBC Finance Corporation (including employees of HSBC Finance Corporation) to better understand legal, financial or business issues affecting HSBC Finance Corporation.

Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC Finance Corporation. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC Finance Corporation.

Board of Directors – Risk Oversight by Board HSBC Finance Corporation has a comprehensive risk management framework to identify, measure, monitor and manage risk, including credit, liquidity, interest rate, market, operational, reputational and strategic risk. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC Finance Corporation commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to its Audit Committee. The Charter of the Audit Committee specifically states the Committee’s responsibilities related to risk, including meeting with the Chief Risk Officer and representatives of the Asset and Liability Committee (“ALCO”) and the Disclosure Committee and reviewing reports from management of steps taken to monitor and control risk exposures. At each quarterly Audit Committee, the Chief Risk Officer makes a presentation to the committee describing all areas of potential key risks for HSBC Finance Corporation, including operational and internal controls, market, credit, information security, capital management, liquidity, compliance and litigation. Each head of each Risk functional area also reports to the Audit Committee and provides a review of particular potential risks to HSBC Finance Corporation and management’s plan for mitigating these risks.

In addition, HSBC Finance Corporation maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC Finance, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Committee, which meets monthly is comprised of the function heads of each of these areas, as well as other control functions within the organization. Niall Booker, the Chief Executive Officer and a Director, is the Chair of this committee. On an annual basis, the Board reviews this committee’s charter and framework.

Certain other committees report to the Risk Management Committee, including ALCO, the New Product Committee and the Disclosure Committee. For 2010, the role of the New Product Review Committee will be assumed by the HSBC North America New Product Committee which will report to both the HSBC North America and HSBC Finance Corporation Risk Committees.

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

For further discussion of risk management generally, see the “Risk Management” section of the MD&A.

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2009 fiscal year.

Code of Ethics HSBC Finance Corporation has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC Finance Corporation also has a general code of ethics applicable to all employees, which is referred to as its Statement of Business Principles and Code of Ethics. That document is available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2009 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC Finance Corporation’s executive officers in 2009. Specific compensation information relating to HSBC Finance Corporation’s Chief Executive Officer (the “HSBC Finance Corporation CEO”), Chief Financial Officer, the next three most highly compensated executives, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer as of December 31, 2009 is contained in this portion of the Form 10-K (these officers are referred to collectively as the “Named Executive Officers”).

Oversight of Compensation Decisions

The Board of Directors of HSBC Finance Corporation did not play a role in establishing remuneration policy or determining executive officer compensation for 2009 or any of the comparative periods discussed in this 2009 CD&A.

Role of HSBC’S Remuneration Committee and HSBC CEO

The Board of Directors of HSBC has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors, and has established a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. Within the authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC. This includes the terms of bonus plans, share plans and other long-term incentive plans and the individual remuneration packages for the most senior HSBC executives. This includes those having an impact on the Group’s risk profile (“senior executives”).

As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC, and the HSBC Finance Corporation CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. Unless an executive is a “senior executive” as described above, REMCO delegates its authority for endorsement of base salaries and annual cash incentive awards to Michael F. Geoghegan, the HSBC Group Chief Executive (“Mr. Geoghegan”). Pursuant to a further delegation of authority from Mr. Geoghegan, Brendan P. McDonagh (“Mr. McDonagh”) as Chief Executive Officer of HSBC North America, has oversight and recommendation responsibility for HSBC North America and its subsidiaries, including HSBC Finance Corporation. Mr. Niall S. K. Booker is the HSBC Finance Corporation CEO (“Mr. Booker”).

The members of REMCO are Sir M Moody-Stuart (Chairman), J.D. Coombe, W.S.H. Laidlaw, G. Morgan and J.L. Thornton, the Chairman of HSBC North America. J.L. Thornton became a member of REMCO on April 24, 2009. All REMCO members are non-executive directors of HSBC. Deloitte LLP provided independent advice on executive compensation issues during the year. Towers Watson provides compensation data to REMCO.

Role of HSBC Finance Corporation’s Senior Management

In February 2009, Mr. Booker reviewed the compensation packages for Messrs. Mackay, Armishaw, Burke, Cozza, Menezes and Detelich, and recommended base salaries for 2009 and performance-based cash awards and equity-based long-term incentive awards for 2008 performance awarded in 2009. The recommendations were submitted to HSBC’s Group Managing Director of Human Resources in London for submission to Mr. Geoghegan. In the case of Messrs. Booker, Menezes and Detelich, Mr. Geoghegan recommended the final remuneration to REMCO and REMCO approved the recommendations, while Mr. Geoghegan exercised authority to approve final recommendations with respect to Messrs. Armishaw, Burke, Cozza and Mackay.

In February 2010 Mr. Geoghegan reviewed the recommendation for total 2009 compensation for Mr. Booker as provided by Mr. McDonagh in consultation with HSBC’s Group Managing Director of Human Resources. The recommendation included variable pay awards relating to 2009 performance. The recommendation was then submitted to REMCO for endorsement. In addition, Mr. McDonagh reviewed the 2009 total compensation recommendations from Mr. Booker with respect to Messrs. Ancona, Mackay, Burke, Cozza and Armishaw with HSBC’s Group Managing Director of Human Resources. Mr. McDonagh then forwarded the compensation proposals for these named executives to Mr. Geoghegan for review and approval.

The total compensation review includes year over year comparison for individual executives, together with comparative competitor information from Towers Watson based on a “Comparator Group” which is comprised of both U.S.-based organizations and our global peers with comparable business operations located within U.S. borders. Most of these organizations are publicly held companies that compete with us for business, customers and executive talent. The Comparator Group is reviewed annually with the assistance of Towers Watson. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives. The Comparator Group for 2009 consisted of:

Global Peers	U.S.-Based Organizations
Bank of America Barclays BNP Paribas Citigroup Deutsche Bank JPMorgan Chase Santander Standard Chartered UBS	American Express Capital One Financial Fifth Third Bancorp PNC Bank Regions Bank Suntrust US Bancorp Wells Fargo

Comparator Group market data was referenced by Mr. Geoghegan to evaluate the competitiveness of proposed executive compensation. As the determination of the variable pay awards relative to 2009 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2009, the final determination on total 2009 compensation was not made until February 2010. Common objectives for the Named Executive Officers included: decrease of risk-weighted assets; increase in customer recommendations; implementation of the OneHSBC, common systems template initiative; and increase in employee engagement. Each Named Executive Officer also had other financial, process, customer focus and employee related objectives. To make that evaluation, Mr. Geoghegan and Mr. McDonagh received reports from management concerning satisfaction of 2009 corporate, business unit and individual objectives as more fully described below. REMCO, Mr. Geoghegan or Mr. McDonagh, as appropriate, approved or revised the original recommendations.

Compensation Consultants

In 2009 REMCO retained Towers Watson to perform executive compensation services with regard to the highest level executives in HSBC Group, including the Named Executive Officers. Specifically, Towers Watson was requested to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC’s total direct compensation levels in relation to its peers. The aggregate fee paid to Towers Watson for services provided was $450,000. While the fee for services provided was paid by HSBC, the amount that may be apportioned to HSBC Finance Corporation is approximately $25,000.

Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. The aggregate fee paid to Towers Watson by HSBC North America for these other services was $722,137.

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

A global reward strategy for HSBC was approved by REMCO in November 2007. This strategy provided a framework for REMCO in carrying out its responsibilities during the year and includes the following key elements:

•	An assessment of reward with reference to clear and relevant objectives set within a balanced scorecard framework. This framework facilitates a rounded approach to objective setting. Under this framework, objectives are established under four categories — financial, process (including risk mitigation), customer and people. The individual financial objectives are established considering prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC Finance Corporation’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. Process objectives include consideration of risk mitigation and cost efficiencies. Customer objectives include standards for superior service and enhancement of HSBC’s brand. People objectives include employee engagement measures and development of skills and knowledge of our teams to sustain HSBC over the short and medium term. Certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive’s respective business unit, increasing employee engagement and achieving risk management objectives. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. For 2009, HSBC Finance Corporation’s qualitative objectives included process enhancements and improvements to customer experience. Each Named Executive Officer was evaluated against his or her respective individual objectives in each of these areas. Quantitative and qualitative objectives provided some guidance with respect to 2009 compensation. Furthermore, in keeping with HSBC’s compensation strategy, discretion played a considerable role in establishing the variable pay awards for HSBC Finance Corporation’s senior executives.

•	A focus on total compensation (salary, bonus and the value of long-term incentives) with the level of variable pay (namely cash bonus and the value of long-term equity incentives) differentiated by performance;

•	The use of considered discretion to assess the extent to which performance has been achieved rather than applying a formulaic approach which, by its nature, may encourage inappropriate risk taking and cannot consider results not necessarily attributable to the executive officer and is inherently incapable of considering all factors affecting results. In addition, environmental factors and strategic organizational goals that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, achievement of one or all of the objectives are just considerations in the final reward decision;

•	Delivery of a significant proportion of variable pay in deferred HSBC shares to align recipient interests to the future performance of HSBC, and to retain key talent; and

•	A total remuneration package (salary, bonus, long-term incentive awards and other benefits) which is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

REMCO also takes into account environmental, social and governance aspects when determining executive officers’ remuneration and oversees senior management incentive structures to ensure that such structures take account of possible inadvertent consequences from these aspects.

Internal Equity

HSBC Finance Corporation’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources at the macro level globally with a view to align treatment across countries, business lines and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective comparator group.

Link to Company Performance

HSBC’s compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in determining the amount of discretionary variable pay to be paid in cash and in HSBC equity-based award grants each year.

HSBC seeks to offer competitive base salaries with a significant portion of variable compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC. The discretionary cash awards are based on individual and business performance, as more fully described under Elements of Compensation — Annual Discretionary Bonus Awards, emphasizing efficiency, profits and key financial and non-financial performance measures.

Competitive Compensation Levels and Benchmarking

HSBC Finance Corporation endeavors to maintain a compensation program that is competitive, but utilizes the full market range for total compensation received by similarly situated executives in our Comparator Group. Executives may be rewarded with higher levels of compensation for differentiated performance.

When making compensation decisions, HSBC looks at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not supplant analyses of internal pay equity and individual performance of the executive officers that HSBC considers when making compensation decisions.

The comparative compensation information is just one of several data points used. Messrs. McDonagh and Booker also exercise judgment and discretion in recommending executive compensation packages. We have a strong orientation to pay for performance through variable pay. Consequently, variable pay makes up a significant proportion of total compensation while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive’s individual performance and business results.

Elements of Compensation

The primary elements of executive compensation are base salary and annual discretionary awards paid in cash and as long-term equity-based awards that vest based solely upon continued employment or also require satisfaction of certain performance conditions. HSBC conducts internal comparisons of its executives globally, and compares business performance relative to the Comparator Group. Base salary and variable compensation are sized within the context of a total compensation package that is intended to be appropriately market competitive in the U.S. for U.S. executives.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

Base Salary

Base salary helps HSBC attract and retain executive talent because it provides a degree of financial certainty since it is less subject to risk than most other pay elements. In establishing individual executive salary levels, consideration is given to market pay, the specific responsibilities and experience of the Named Executive Officer. Base salary is reviewed annually and may be adjusted based on performance and changes in the competitive market. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in the Comparator Group, targeting the 50th percentile. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives.

Salary increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development.

In 2009 salaries were reviewed and management determined that in most instances the market did not warrant adjustments to the salaries of our Named Executive Officers. Upon his appointment as Senior Executive Vice President & Chief Financial Officer HSBC North America and repatriation to the United States, Mr. Edgar D. Ancona received an increase in base salary.

Annual Discretionary Cash Awards

Annual discretionary cash awards vary from year to year and are offered as part of the total compensation package to Named Executive Officers to motivate and reward strong performance. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all.

Although HSBC Finance Corporation continues to face difficult business conditions, financial performance for 2009 exceeded expectations. The foresight, strategic planning and execution by our executive officers helped to preserve and protect HSBC’s interests and that of HSBC shareholders. Therefore, bonuses were recommended at levels slightly higher than those awarded for 2008, and approved to be awarded to Mr. Booker and each of the other Named Executive Officers. In addition, a substantial portion of the total discretionary variable pay component was deferred by awarding Restricted Share Units (defined below), subject to a three-year vesting period.

Long-term Equity Awards

Long-term awards are made in the form of equity-based compensation. The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC Finance Corporation’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, equity awards were made in the form of stock options and restricted stock right grants. Awarded options have an exercise price equal to the greater of the average market value of HSBC ordinary shares on the five business days prior to the grant of the option and the market value of HSBC ordinary shares on the grant date. Options without a performance condition typically vest in three, four or five equal installments, subject to continued employment, and expire ten years from the grant date. However, certain options awarded to key executives have a “total shareholder return” performance vesting condition and only vest if and when the condition is satisfied. No stock options have been granted to executive officers since 2004 as in 2005 HSBC shifted to Restricted Shares for equity-based compensation.

Restricted Shares and Restricted Share Units

Restricted Shares with a time vesting condition are generally awarded as variable deferred pay in recognition of past performance and to further motivate and retain executives. Dividend equivalents are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders. Starting in 2009, units of Restricted Shares (“Restricted Share Units”) are now awarded as the long-term incentive or deferred compensation component of variable, discretionary pay and also carry dividend rights.

Restricted Share awards comprise a number of shares to which the employee will become entitled, generally after three years, subject to the individual remaining in employment. The amount granted is based on general guidelines reviewed each year by Mr. Geoghegan and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth. In March 2009, HSBC Finance Corporation’s Named Executive Officers received Restricted Share Unit awards for 2008 performance.

In March 2010, certain HSBC Finance Corporation executives, including all of the Named Executive Officers, will be awarded Restricted Share Units for 2009 performance. For Mr. Booker, the Restricted Share Units will represent

60% of his total variable pay award. Messrs. Ancona, Burke, Cozza and Armishaw each receive 60%, 50%, 50% and 50%, respectively, in Restricted Share Units as a percent of their total variable pay awards.

Performance Shares

Performance Share awards may be granted to the most senior executives whose business units have the ability to have a direct impact on HSBC’s consolidated results and contain both time and corporate performance-based vesting conditions. The performance-based condition is evaluated under two independent measures, each comprising 50% of the total possible reward, HSBC’s Total Shareholder Return (“TSR”), which is ranked against a comparator group and growth in Earnings per Share (“EPS”), which is measured over a three-year performance period. Awards are forfeited to the extent that they have not been met.

The comparator group for the TSR award comprises the 28 banks based upon their market capitalization, geographic diversity and the nature of their activities:

ABN AMRO(1) Banco Santander Bank of America Bank of New York Barclays BBVA BNP Paribas Citigroup Credit Agricole Credit Suisse Group Deutsche Bank HBOS(1) JP Morgan Chase Lloyds Banking Group	Mitsubishi UFJ Financial Group
Mizuho Financial Group
Morgan Stanley
National Australia Bank
Royal Bank of Canada
Royal Bank of Scotland
Societe Generale
Standard Chartered
UBS
UniCredito Italiano
US Bancorp
Wachovia(1)
Wells Fargo
Westpac Banking Corporation

(1)	ABN AMRO, HBOS and Wachovia have delisted since the start of the performance period for the 2006 awards. These comparators have been replaced from the point of delisting by Fortis, Commonwealth Bank of Australia and Toronto Dominion Bank, respectively.

The extent to which the TSR award will vest will be determined on a sliding scale based on HSBC’s relative TSR ranking, measured over the three years, against the comparator group. No portion of the award may vest if HSBC’s TSR is lower than 14 entities in the comparator group.

The percentage of the EPS award that vests depends upon the absolute growth in EPS achieved over three years. Thirty percent of the shares will vest if the incremental EPS over three years is 24% or more of EPS in the “base year” (the EPS for the financial year preceding that of the award). The percentage of shares vesting will rise on a straight line proportionate basis to 100% if HSBC’s incremental EPS over the three years is 52% or more of EPS in the base year. Incremental EPS is calculated by expressing as a percentage of the EPS of the base year the difference each year of the three-year performance period between the EPS of that year and the EPS of the base year. These percentages are then aggregated to arrive at the total incremental EPS for the performance period.

REMCO maintains discretion to determine that a Performance Share award will not vest unless satisfied that HSBC’s financial performance has shown sustained improvement since the date of the award. REMCO may also waive, amend or relax performance conditions if it believes the performance conditions have become unfair or impractical and believes it appropriate to do so.

In April 2009, performance tests were conducted on Performance Shares granted in 2006. The EPS performance test failed. Consequently, the EPS portion of the award did not vest. HSBC’s TSR for the performance period was between the 13th- and 14th-ranked companies in the comparator group. Therefore, 39.49% of the 50% of the award (i.e. 19.75% of the total number of performance shares awarded) that was conditioned upon relative TSR was vested and distributed.

No Performance Shares have been awarded to HSBC Finance Corporation executive officers since 2006 as equity awards have been made in the form of Restricted Shares and Restricted Share Units.

Reduction or Cancellation of Long-Term Equity Awards, including “Clawbacks”

Long-term Equity awards granted after January 1, 2010, may be amended, reduced or cancelled by REMCO at any time at its sole discretion, before an award has vested. Amendments may include amending any performance conditions associated with the award or imposing additional conditions on the award. Further, the number of shares awarded may be reduced or the entire award may be cancelled outright.

Circumstances which may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; or evidence that the employee or the employee’s business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.

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

Mr. Booker participates in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to HSBC’s international managers. Compensation packages for international managers are modeled to be competitive globally and within the country of assignment, and attractive to the executive in relation to the significant commitment he/she must make in connection with a global posting. The additional benefits and perquisites that were significant when compared to other compensation received by other executive officers of HSBC Finance Corporation consist of housing expenses, children’s education costs, car allowance, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-placed HSBC international managers who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits are further described below in the Summary Compensation Table.

Retirement Benefits

HSBC North America offers a defined benefit pension retirement plan in which HSBC Finance Corporation executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with similar dates of hire. At present, both qualified and non-qualified defined benefit plans are maintained so that the level of pension benefit may be continued without regard to certain Internal Revenue Service limits. We also maintain a qualified defined contribution plan with a 401(k) feature and company matching contributions. At present, HSBC Finance Corporation also provides its executives and other highly compensated employees with the opportunity to participate in a defined contribution non-qualified deferred compensation plan that provides a benefit measured by a company contribution that on certain compensation exceeding Internal Revenue Code limits. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC Finance Corporation does not pay any above-market or preferential interest in connection with deferred amounts. As an international manager, Mr. Booker is accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Additional information concerning this plan is contained below in this 2009 CD&A in the table entitled Pension Benefits.

Employment Contracts and Severance Protection

There are no employment agreements between HSBC Finance Corporation and its executive officers. However, Messrs. Ancona, Burke and Cozza each has an agreement that only provides additional severance benefits upon a change in control of HSBC Finance Corporation. The terms of these agreements, which are identical, are as follows:

The employment protection agreement states that if, during the 18 month period following a change in control of HSBC Finance Corporation and employment is terminated due to a “qualifying termination” (which includes a termination other than for “cause” or disability, or resignation by such person for “good reason”), he will be entitled to receive a cash payment consisting of:

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

In addition, upon a qualifying termination following a change in control, each of Messrs. Ancona, Burke and Cozza will each be entitled to continue welfare benefit coverage for 18 months after the date of termination, 18 months of additional age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans, and outplacement services. If any amounts or benefits received under the employment protection agreement or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code, an additional payment will be made to restore such person to the after-tax position in which he would have been if the excise tax had not been imposed. However, if a small reduction in the amount payable would render the excise tax inapplicable, then this reduction will be made instead.

Mr. Detelich and Mr. Menezes each has a separation agreement with HSBC North America as described below.

On August 1, 2009, Mr. Detelich resigned as the President — Consumer & Mortgage Lending of HSBC Finance Corporation. Until that time, he participated in the same programs and generally received compensation based on the same factors as the other executive officers. On July 7, 2009, a separation agreement was entered into between Mr. Detelich and HSBC North America, as sponsor of the HSBC North America (U.S.) Severance Pay Plan (the “HSBC North America Severance Plan”). Mr. Detelich’s separation agreement contains provisions that he may not invest or engage in, accept employment with, or render services for any business in the consumer financial services industry in the United States or Canada that competes with HSBC North America or any of its affiliates, for a period of one year ending on July 31, 2010, with certain exceptions subject to HSBC North America’s reasonable consent. The agreement also includes a non-solicitation provision in effect for one year which prohibits Mr. Detelich from soliciting to hiring any employees of HSBC North America or its affiliates in order to join any company or organization in which he had an interest, financially or otherwise, or soliciting or hiring executive level employees with certain work experience which impacts default management.

Pursuant to the separation agreement, Mr. Detelich was eligible to receive up to $612,500 in cash payable in February 2010. Mr. Detelich actually received $587,500. He was also entitled to receive up to $612,500 in Restricted Share Units (“RSUs”), but received $237,500 to be released in March 2013 and $350,000 to be released in March 2014. Additional severance under severance and supplemental severance plans of $490,000 was payable in August 2009 and $160,000 is payable in February 2010, with a total aggregate amount of $650,000 to be ultimately paid to Mr. Detelich under these plans. Reimbursement for medical plan premiums of $7,500, as well as up to $30,000 for reimbursement of outplacement services used prior to July 31, 2011, are also provided for in the severance agreement.

The administration of Mr. Detelich’s outstanding equity awards at the time of separation varies based on the nature of the award. Mr. Detelich received a prorated portion of Restricted Shares previously awarded based upon the scheduled vesting date at the time of his separation. Additionally, the release of a portion of outstanding Restricted Shares was accelerated upon his leaving to assist Mr. Detelich in meeting related income tax obligations. Separately, Mr. Detelich was required to pay Medicare insurance taxes on the value of his outstanding RSUs. The tax liability relating to the RSUs awarded to Mr. Detelich was deducted from the $490,000 severance payment described above. All outstanding option awards that vested in 2000 through 2004 will be exercisable until their expiration dates.

Pursuant to the separation agreement, Mr. Detelich had the option to continue his existing medical, dental and vision coverage for a period of up to eighteen months under COBRA with the premium waived for the first three months. All supplemental 401(k) benefits were paid in a lump sum in February 2010. Mr. Detelich was eligible to receive any vested portion of his HSBC — North America (U.S.) Retirement Income Plan (“RIP”) and Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”). Mr. Detelich received a lump sum SRIP benefit which was in an amount equal to the benefit Mr. Detelich would have received on his “normal retirement date,” as defined under the plan.

On April 1, 2009, Mr. Menezes retired from HSBC Finance Corporation as President — Card & Retail Services and Auto Finance. Until that time, he participated in the same programs and generally received compensation based on the same factors as the other executive officers. On March 25, 2009, a separation agreement was entered into between Mr. Menezes and HSBC North America, as sponsor of the HSBC North America Severance Plan. Mr. Menezes’ separation agreement contains provisions that he may not invest or engage in, accept employment with, or render services for any business in the credit card industry in the United States or Canada, for a period of one year ending on March 31, 2010. The agreement also includes a non-solicitation provision in effect for one year which prohibits Mr. Menezes from soliciting to hiring any employees of HSBC North America or its affiliates in order to join any company or organization in which he had an interest, financially or otherwise.

Pursuant to the separation agreement, Mr. Menezes was eligible to receive an aggregate amount of $662,000 cash, $325,000 payable in April 2009 and $337,000 payable in March 2010. He was also entitled to receive $1,012,000, $506,000 in cash, payable in October 2009 and $506,000 payable in RSUs, awarded in March 2009 and released in March 2013.

The administration of Mr. Menezes’ outstanding equity awards at the time of separation varies based on the nature of the award. Mr. Menezes received a prorated portion of Restricted Shares previously awarded based upon the scheduled vesting date at the time of his separation. Additionally, the release of a portion of outstanding Restricted Shares was accelerated upon his leaving to assist Mr. Menezes in meeting related income tax obligations. Separately, Mr. Menezes was required to pay Medicare insurance taxes on the value of his outstanding RSUs. The tax liability relating to the RSUs awarded to Mr. Menezes was deducted from the $506,000 severance payment described above. All outstanding option awards that vested in 2000 through 2004 will be exercisable until their expiration dates.

Pursuant to the separation agreement, Mr. Menezes had the option to continue his existing medical, dental and vision coverage for a period of up to eighteen months under COBRA with the premium waived for the first three months. TRIP options were to be provided to Mr. Menezes after March 31, 2009. All supplemental 401(k) benefits were paid in a lump sum by the end of 2009. Mr. Menezes was eligible to receive any vested portion of RIP and SRIP. Mr. Menezes received a lump sum SRIP benefit which was in an amount equal to the benefit Mr. Menezes would have received on his “normal retirement date,” as defined under the plan.

The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his/her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts vary according to position; however, the benefit is limited for all employees to a 52-week maximum.

Repricing of Stock Options and Timing of Option Grants

For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a stock purchase plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or approximately $350) each month for one, three or five years under its Sharesave Plan. At the end of the term, the accumulated amount, plus interest, may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for each such option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HSBC Finance Corporation does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC Finance Corporation nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation

While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC’s shareholders in 2005.

Accounting Considerations

We account for all of our stock-based compensation awards including share options, Restricted Share and Restricted Share Unit awards and the employee stock purchase plan, using the fair value method of accounting under Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

The fair value of the rewards granted is recognized as expense over the vesting period. The fair value of each option granted, measured at the grant date, is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to Restricted Share and Restricted Share Unit awards is based upon the market value of the share on the date of grant.

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

Compensation of Officers Reported in the Summary Compensation Table

In determining compensation for each of our executives, senior management, Mr. Geoghegan and REMCO carefully considered the individual contributions of each executive to promote HSBC’s interests and those of its shareholders. The relevant comparisons considered for each executive were year-over-year company performance relative to year-over-year total compensation, individual performance against balanced score card objectives, and current trends in the market place. Another consideration was the current positioning of the executive and the role he or she would be expected to fulfill in the current challenging business environment. We believe incentives and rewards play a critical role, and that outstanding leadership as evidenced by positive results must be recognized. Consequently, variable pay recommendations were submitted for our executives to incent strong performance by HSBC Finance Corporation relative to plan and in effectively managing risk in recessionary economic conditions.

VARIABLE COMPENSATION

			Discretionary						Year over
	Base Salary		Annual Bonus(2)		Long Term Equity Award(3)		Total Compensation		Year %
	2008	2009(1)	2008	2009	2008	2009	2008	2009	Change

Niall S.K. Booker(4)(9)	$720,011	$664,986	$431,800	$720,000	$777,200	$1,080,000	$1,929,011	$2,464,986	27.8%
Chief Executive Officer
Edgar D. Ancona(5)(10)	N/A	145,385	N/A	440,000	N/A	660,000	N/A	1,245,385	N/A
Senior Executive Vice President & Chief Financial Officer HSBC-North America
Iain J. Mackay(6)	650,000	435,000	430,000	400,000	470,000	600,000	1,550,000	1,435,000	(7.4)%
(Former) Senior Executive Vice President & Chief Financial Officer
Andrew C. Armishaw(11)	450,000	467,308	372,500	387,500	372,500	387,500	1,195,000	1,242,308	4.0%
Senior Executive Vice President & Chief Technology and Services Officer
Patrick J. Burke	N/A	498,462	N/A	387,500	N/A	387,500	N/A	1,273,462	N/A
Senior Executive Vice President & Chief Executive Officer Cards & Retail Services
Patrick A. Cozza	N/A	467,308	N/A	387,500	N/A	387,500	N/A	1,242,308	N/A
Senior Executive Vice President & Regional Head of Insurance North America
Thomas M. Detelich(7)	650,000	412,500	330,000	237,500	370,000	237,500	1,350,000	887,500	(34.3)%
(Former) President — Consumer & Mortgage Lending
Walter G. Menezes(8)	650,000	192,500	392,400	0	619,600	0	1,662,000	192,500	(88.4)%
(Former) President — Card & Retail Services and Auto Finance

(1)	HSBC Finance Corporation administered twenty-seven (27) pay periods during 2009. Base salary amounts disclosed above reflect cash flow paid during the year.

(2)	Discretionary Annual Bonus amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year.

(3)	Long-term Equity Award amount disclosed above pertains to the performance year indicated and is awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Award indicated above for 2009 is earned in performance year 2009 but will be granted in March 2010. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in 2009 is disclosed for the 2009 fiscal year under the column of Stock Awards in that table.

(4)	Mr. Booker’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). The average SDR to USD conversion rate in effect for 2009 was lower than that for 2008. As such, it appears Mr. Booker incurred a decrease in base salary when in fact his annual rate denominated in SDR remained constant.

(5)	Mr. Ancona has been Senior Executive Vice President & Chief Financial Officer since September 2009 and his base salary reflects this.

(6)	Mr. Mackay served as Senior Executive Vice President & Chief Financial Officer until September 2009. The year-over-year decrease in total compensation reflects this.

(7)	Mr. Detelich resigned effective August 1, 2009. The year-over-year decrease in total compensation reflects this.

(8)	Mr. Menezes retired effective April 1, 2009. The year-over-year decrease in total compensation reflects this.

(9)	The year-over-year increase in total compensation for Mr. Booker is driven by the achievement of business results which were significantly better than plan.

(10)	Mr. Ancona was compensated by Hong Kong Shanghai Banking Corporation Limited as Chief Financial Officer of this company from January 1, 2009 to September 1, 2009.

(11)	Mr. Armishaw’s base salary remained constant in 2009. However, since HSBC Finance Corporation administered twenty-seven (27) pay periods during 2009, the base salary amount reflects increased cash paid during 2009.

Compensation Committee Interlocks and Insider Participation

As described in the 2009 CD&A, HSBC Finance Corporation is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above. The HSBC Finance Corporation CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. In 2009, the HSBC Finance Corporation CEO made recommendations to the HSBC North America CEO with respect to the compensation of HSBC Finance Corporation’s other Named Executive Officers. The Board of Directors was not engaged in deliberations for the purpose of determining executive officer compensation in 2009. Until May 1, 2008, HSBC Finance Corporation had a Compensation Committee which assisted the Board of Directors in discharging its responsibilities related to 2007 and prior years’ compensation of the HSBC Finance Corporation CEO, other officers of HSBC Finance Corporation holding a title of executive vice president and above and such other officers as were designated by the Board of Directors.

Compensation Committee Report

HSBC Finance Corporation does not have a Compensation Committee. The Board of Directors did not play a role in establishing remuneration policy or determining executive officer compensation for 2009. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2009 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2009 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive compensation in 2009. HSBC Finance Corporation senior management has advised us that they believe the 2009 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2009 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC Finance Corporation
Niall S.K. Booker
Robert K. Herdman
George A. Lorch
Brendan P. McDonagh
Samuel Minzberg
Beatriz R. Perez
Larree M. Renda

Executive Compensation

The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2009 to (i) Mr. Niall S. K. Booker, who has served as our Chief Executive Officer, (ii) Mr. Edgar D. Ancona, who has served as Senior Executive Vice President and Chief Financial Officer since September 1, 2009, (iii) Mr. Iain J. Mackay who served as Senior Executive Vice President and Chief Financial Officer through August 31, 2009, (iv) our three other most highly compensated executive officers who served as executive officers, and (v) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers as of December 31, 2009.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary	Bonus(2)	Awards(3)	Awards	Compensation	Earnings(4)	Compensation(5)	Total

Niall S. K. Booker(1)	2009	$664,986	$720,000	$777,200	$-	$-	$771,311	$427,127	$3,360,624
Chief Executive Officer	2008	$720,011	$431,800	$1,209,666	$-	$-	$0	$468,678	$2,830,155
	2007	$374,053	$1,161,035	$345,400	$-	$-	$579,077	$346,700	$2,806,265
Edgar D. Ancona(6)(7)	2009	$145,385	$440,000	$470,000	$-	$-	$357,810	$103,615	$1,516,810
Senior Executive Vice President and Chief Financial Officer
Iain J. Mackay(6)	2009	$435,000	$400,000	$470,000	$-	$-	$18,974	$829,240	$2,153,214
(former) Senior	2008	$650,000	$430,000	$600,000	$-	$-	$45,359	$17,688	$1,743,047
Executive Vice President and Chief Financial Officer
Andrew C. Armishaw(6)(8)	2009	$467,308	$387,500	$372,500	$-	$-	$21,028	$54,120	$1,302,456
Senior Executive Vice	2008	$450,000	$372,500	$500,000	$-	$-	$30,461	$85,229	$1,438,190
President and Chief
Technology and Services Officer
Patrick J. Burke(6)	2009	$498,462	$387,500	$442,500	$-	$-	$431,340	$39,069	$1,798,871
Senior Executive Vice President and Chief Executive Officer, Card & Retail Services
Patrick A. Cozza(6)	2009	$467,308	$387,500	$375,000	$-	$-	$1,057,871	$18,155	$2,305,834
Senior Executive Vice President — Insurance
Thomas M. Detelich(9)	2009	$412,500	$237,500	$370,000	$-	$-	$1,149,332	$573,651	$2,742,983
(former) President —	2008	$650,000	$330,000	$-	$-	$-	$190,402	$92,081	$1,262,483
Consumer & Mortgage	2007	$650,000	-	$440,000	$-	$520,000	$321,566	$174,906	$2,106,472
Lending
Walter G. Menezes(9)	2009	$192,500	$-	$1,125,600	$-	$-	$2,020,627	$1,024,912	$4,363,639
(former) President —	2008	$650,000	$392,400	$900,000	$-	$-	$781,596	$96,400	$2,820,396
Card & Retail Services	2007	$650,000	$-	$440,000	$-	$940,000	$994,560	$162,386	$3,186,946
and Auto Finance

(1)	Mr. Booker’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). The average SDR to USD conversion rate in effect for 2009 was lower than that for 2008. As such, it appears Mr. Booker incurred a decrease in base salary when in fact his annual rate denominated in SDR remained constant. Also, due to Mr. Booker’s position with HSBC, his bonus level additionally reflects his HSBC management position.

(2)	The amounts disclosed represent the discretionary cash bonus relating to 2009 performance but paid in February 2010.

(3)	Reflects the aggregate grant date fair value of awards granted during the year. With the exception of Messrs. Detelich and Menezes, the grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the named executive officer is still in the employ of HSBC Finance Corporation at the time of vesting. Under the separation agreements with Messrs. Detelich and Menezes discussed above, the vesting conditions of their awards have been amended. HSBC Finance Corporation records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of cash or additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(4)	The HSBC-North America (U.S.) Retirement Income Plan (“RIP”), the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”), the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Mr. Booker — $771,311 (ISRBS, net of mandatory 2009 contributions), increase is due to conversions of the benefits from GBP to USD and lump sum factors for purposes of this disclosure; Mr. Ancona — $94,901 (RIP), $262,909 (SRIP); Mr. Mackay — $5,243 (RIP), $13,731 (SRIP); Mr. Burke — $84,587 (RIP), $346,753 (SRIP); Mr. Cozza — $110,479 (RIP), $308,304 (SRIP), $639,088 (NQDCP); Mr. Armishaw — $5,777 (RIP), $15,251 (SRIP); Mr. Detelich — $90,581 (RIP), $604,819 (SRIP), $453,932 (NQDCP); and Mr. Menezes — $50,434 (RIP), $1,709,202 (SRIP), $260,991 (NQDCP).

(5)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as financial planning services, physical exams, club dues and membership fees, expatriate benefits and car allowance, to the extent such perquisites and other personal benefits exceeded $10,000 in 2009. The value of perquisites provided to Messrs. Burke and Cozza did not exceed $10,000. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services and/or Financial Planning for Messrs. Booker, Ancona, Detelich, Menezes, Armishaw and Mackay were $562, $562, $3,000, $3,500, $4,000 and $4,826 respectively; Executive Physical and Medical Expenses for Messrs. Booker, Ancona, Detelich, Menezes, Armishaw and Mackay were $7,582, $4,296, $2,725, $4,162, $2,339 and $2,725, respectively; Club Dues and Membership fees for Messrs. Booker and Armishaw were $15,624 and $9,568, respectively; Foreign Housing Allowance and Utilities for Messrs. Booker and Ancona were $151,751 and $50,804, respectively; Children’s Education Allowances for Mr. Booker in the amount of $68,116; Car Allowances were paid to Mr. Booker in the amount of $13,887; Executive Travel Allowances, for Mr. Booker were $69,551; Car and Driver Services for Messrs. Booker, Ancona, Detelich, Armishaw and Mackay in the amounts of $6,948, $83, $97, $406 and $2,457, respectively; Tax Equalization for Mr. Booker in the amount of $82,056. Additional Compensation for Messrs. Booker, Ancona, Detelich, Armishaw and Mackay in the amounts of $11,050, $10,677, $254, $262 and $256, respectively; Relocation Assistance for Messrs. Ancona and Mackay in the amounts of $985 and $769,251, respectively; Severance payments to Messrs. Detelich and Menezes in the amounts of $490,000 and $831,000, respectively; Payment in Lieu of Time Off (earned but unused) to Messrs. Detelich, Menezes and Mackay in the amounts of $45,625, $167,500 and $15,825.

The total in the All Other Compensation column also includes HSBC Finance Corporation’s contribution for the named executive officer’s participation in the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2009, as follows: Messrs. Ancona, Mackay, Armishaw, Burke, Detelich and Menezes each had a contribution of $14,700, and Mr. Cozza had a contribution of $10,939. In addition, the following had a company contribution in the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”): Mr. Ancona $21,508; Mr. Mackay $19,200; Mr. Armishaw $22,846; Mr. Burke $24,369; Mr. Cozza $7,216; Mr. Detelich $17,250; and Mr. Menezes $4,050 in 2009. TRIP and STRIP are described under Savings and Pension Plans — Deferred Compensation Plans.

(6)	This table reflects only those officers who were named executive officers for the particular referenced years above. Accordingly, Messrs. Mackay and Armishaw were not named executive officers for fiscal year 2007 so the table only reflects compensation for fiscal years 2008 and 2009. Similarly, Messrs. Ancona, Burke and Cozza were not named executive officers for the years 2007 and 2008, so the table only reflects their compensation for fiscal year 2009.

(7)	Mr. Ancona was compensated by Hong Kong Shanghai Banking Corporation Limited as Chief Financial Officer of this company from January 1, 2009 to September 1, 2009.

(8)	Mr. Armishaw’s base salary remained constant in 2009. However, since HSBC Finance Corporation administered twenty-seven (27) pay periods during 2009, the base salary amount reflects increased cash flow paid during 2009.

(9)	Compensation paid in 2010 to each of Messrs. Detelich and Menezes pursuant to the terms of their respective separation agreements is described in the tables under Potential Payments Upon Termination or Change-In-Control.

Grants Of Plan-Based Awards Table

								All Other	All Other
								Stock	Option
								Awards:	Awards:		Grant Date
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Exercise or	Fair Value
		Under Non-Equity			Under Equity			Shares of	Securities	Base Price	of Stock
		Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	of Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)(2)

Niall S. K. Booker	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	135,456	N/A	N/A	$777,200
Chief Executive Officer

Edgar D. Ancona	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	81,915	N/A	N/A	$470,000	(3)
Senior Executive Vice President and Chief Financial Officer

Iain J. Mackay	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	81,915	N/A	N/A	$470,000
(former) Senior Executive Vice President and Chief Financial Officer

Andrew C. Armishaw	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	64,922	N/A	N/A	$372,500
Senior Executive Vice President and Chief Technology and Services Officer

Patrick J. Burke	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	59,693	N/A	N/A	$342,500
Senior Executive Vice	06/30/2009	N/A	N/A	N/A	N/A	N/A	N/A	12,009	N/A	N/A	$100,000
President and Chief Executive Officer, Card & Retail Services

Patrick A. Cozza	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	65,358	N/A	N/A	$375,000
Senior Executive Vice President — Insurance

Thomas M. Detelich	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	64,486	N/A	N/A	$370,000
(former) President — Consumer & Mortgage Lending

Walter G. Menezes	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	107,989	N/A	N/A	$619,600
(former) President —	03/02/2009	N/A	N/A	N/A	N/A	N/A	N/A	88,189	N/A	N/A	$506,000
Card & Retail Services and Auto Finance

(1)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 2, 2009 (the date of grant) of GBP 3.99 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.438.

(2)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on June 30, 2009 (the date of grant) of GBP 5.025 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6571.

(3)	Mr. Ancona was awarded the shares by Hong Kong Shanghai Banking Corporation Limited as Chief Financial Officer of that company.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
										Equity	Equity
										Incentive Plan	Incentive Plan
										Awards:	Awards:
				Equity						Number	Market or
				Incentive					Market	of Unearned	Payout Value
				Plan Awards:			Number of		Value of	Shares,	of Unearned
	Number of		Number of	Number of			Shares or		Shares or	Units or	Shares,
	Securities		Securities	Securities			Units of		Units of	Other	Units or
	Underlying		Underlying	Underlying			Stock That		Stock That	Rights	Other Rights
	Unexercised		Unexercised	Unexercised	Option	Option	Have Not		Have Not	That Have	That Have
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Exercisable		Unexercisable	Options (#)	Price	Date	(#)(1)		($)(2)	(#)(1)	($)(2)

Niall S. K. Booker							19,759	(3)	227,181
Chief Executive Officer							78,257	(4)	899,767
							135,456	(5)	1,557,417

Edgar D. Ancona	98,228	(11)			$16.0344	11/13/2010	31,464	(3)	361,760
Senior Executive Vice	107,437	(11)			$18.6226	11/12/2011	33,333	(4)	383,249
President and Chief	153,482	(11)			$9.2895	11/20/2012	81,915	(5)	941,825
Financial Officer	117,048	(11)			GBP7.9606	11/03/2013
	58,524	(11)			GBP7.2181	04/30/2014

Iain J. Mackay							70,956	(6)	815,823
(former) Senior Executive Vice							36,267	(4)	416,983
President and Chief Financial							81,915	(5)	941,825
Officer

Andrew C. Armishaw	117,048	(11)			GBP7.2181	04/30/2014	13,443	(3)	154,562
Senior Executive Vice President							21,155	(4)	243,231
and Chief Technology and							8,872	(10)	102,007
Services Officer							64,992	(5)	746,446

Patrick J. Burke	46,044	(11)			$16.0344	11/13/2010	25,743	(3)	295,982
Senior Executive Vice President	46,044	(11)			$18.6226	11/12/2011	36,267	(4)	416,983
and Chief Executive Officer,	23,023	(11)			$9.2895	11/20/2012	59,693	(5)	686,325
Card & Retail Services	68,852	(11)			GBP7.9606	11/03/2013	12,009	(12)	138,075
	68,852	(11)			GBP7.2181	04/30/2014

Patrick A. Cozza	46,044	(11)			$16.0344	11/13/2010	9,439	(3)	108,526
Senior Executive Vice	61,392	(11)			$18.6226	11/12/2011	33,244	(4)	382,226
President — Insurance	92,089	(11)			$9.2895	11/20/2012	65,358	(5)	751,459
	143,442	(11)			GBP7.9606	11/03/2013
	143,422	(11)			GBP7.2181	04/30/2014

Thomas M. Detelich	76,741	(11)			$16.0344	11/13/2010	50,413	(7)	579,628
(former) President — Consumer	107,437	(11)			$18.6226	11/12/2011	64,486	(5)	741,433
& Mortgage Lending	306,964	(11)			$9.2895	11/20/2012
	234,097	(11)			GBP7.9606	11/03/2013
	117,048	(11)			GBP7.2181	04/30/2014

Walter G. Menezes	85,950	(11)			$18.40	11/13/2010	107,989	(5)	1,241,613
(former) President — Card &	122,785	(11)			$21.37	11/12/2011	50,413	(7)	579,628
Retail Services and Auto Finance	122,785	(11)			$10.66	11/20/2012	58,223	(8)	669,424
	172,130	(11)			GBP9.135	11/03/2013	88,189	(9)	1,013,961
	172,130	(11)			GBP7.2181	04/30/2014

(1)	Share amounts do not include additional awards accumulated over the vesting periods, including any adjustments for the HSBC share rights issue completed in April 2009.

(2)	The market value of the shares on December 31, 2009 was GBP 7.088 and the exchange rate from GBP to U.S. dollars was 1.62212.

(3)	This award will vest in full on March 30, 2010.

(4)	This award will vest in full on March 31, 2011.

(5)	This award will vest in full on March 5, 2012.

(6)	One-third of this award vested on July 31, 2009. One-third will vest on July 31, 2010 and one-third on July 31, 2011.

(7)	Twenty percent of this award vested on May 26, 2006, May 25, 2007, May 26, 2008 and May 26, 2009. Twenty percent of this award will vest on May 26, 2010.

(8)	This award will vest in full on March 3, 2011.

(9)	This award will vest in full on March 2, 2013.

(10)	This award will vest in full on March 30, 2011.

(11)	Reflects fully vested options adjusted for the HSBC share rights issue completed in April 2009.

(12)	This award will vest in full on June 30, 2012.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares		Value
	Acquired	Realized	Acquired		Realized
	on Exercise	on Exercise	on Vesting		on Vesting
Name	(#)	($)(1)	(#)(2)		($)(1)

Niall S. K. Booker			10,861	(3)	$70,145
Chief Executive Officer
Edgar D. Ancona			43,428	(10)	$247,919
Senior Executive Vice President and Chief Financial Officer
Iain J. Mackay			44,908	(4)	$465,973
(former) Senior Executive Vice President and Chief Financial Officer
Andrew C. Armishaw			17,240	(7)	$111,342
Senior Executive Vice President and Chief Technology and Services Officer
Patrick J. Burke			—		—
Senior Executive Vice President and Chief Executive Officer, Cards and Retail Services
Patrick A. Cozza			11,754	(8)	$75,911
Senior Executive Vice President — Insurance
Thomas M. Detelich			75,586	(5)	$629,501
(former) President — Consumer & Mortgage Lending			26,644	(6)	$172,077
			25,262	(11)	$310,878
			21,710	(14)	$231,195
Walter G. Menezes			96,603	(13)	$804,352
(former) President — Card & Retail Services and Auto Finance			26,644	(6)	$172,077
			18,491	(9)	$154,561
			22,591	(12)	$187,946

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the HSBC share rights issue completed in April 2009

(3)	Includes the release of 7,972 performance shares granted on March 6, 2006

(4)	Includes the release of 35,478 shares granted on July 31, 2007

(5)	Includes the release of 50,413 shares granted on May 25, 2005

(6)	Includes the release of 19,917 performance shares granted on March 31, 2006

(7)	Includes the release of 12,888 performance shares granted on March 31, 2006

(8)	Includes the release of 8,787 performance shares granted on March 31, 2006

(9)	Includes the release of 14,683 shares granted on March 31, 2006

(10)	Includes the release of 32,465 shares granted on March 31, 2006.

(11)	Includes the release of 19,577 shares granted on March 31, 2006

(12)	Represents the accelerated vesting and release of a portion of shares granted on March 3, 2008 to satisfy income tax obligations.

(13)	Includes the release of 50,413 shares granted on May 25, 2005 and the accelerated vesting and release of an additional 21,017 shares granted on May 25, 2005 to satisfy income tax obligations.

(14)	Represents the accelerated vesting and release of a portion of shares granted on May 25, 2005 to satisfy income tax obligations.

Pension Benefits

		Number of	Present Value		Payments
		Years Credited	of Accumulated		During Last
		Service	Benefit		Fiscal Year
Name	Plan Name(1)	(#)	($)		($)

Niall S.K. Booker(2)	ISRBS	27.8	$3,302,523	(7)	$0
Chief Executive Officer
Edgar D. Ancona(3)	RIP-Household	15.8	$517,062		$0
Senior Executive Vice President	SRIP-Household Financial	15.8	$1,772,234		$0
and Chief Financial Officer
Iain J. Mackay	RIP-Account Based	2.5	$14,547		$0
(former) Senior Executive Vice	SRIP-Account Based	2.5	$49,786		$0
President and Chief Financial Officer
Andrew C. Armishaw	RIP-Account Based	6.0	$29,556		$0
Senior Executive Vice President	SRIP-Account Based	6.0	$106,158		$0
and Chief Technology and Services Officer
Patrick J. Burke	RIP-Household	20.8	$330,007		$0
Senior Executive Vice President	SRIP-Household	20.8	$1,134,093		$0
and Chief Executive Officer, Cards & Retail Services
Patrick A. Cozza(4)	RIP-Household	11.5	$437,879		$0
Senior Executive Vice President —	SRIP-Household	11.5	$1,245,765		$0
Insurance
Thomas M. Detelich(5)	RIP-Household	33.4	$557,536		$0
(former) President — Consumer &	SRIP-Household	33.4	$4,541,267		$0
Mortgage Lending
Walter G. Menezes(6)	RIP-Household	13.2	$0		$582,064
(former) President — Card &	SRIP-Household	13.2	$5,934,252		$0
Retail Services and Auto Finance

(1)	Plan described under Savings and Pension Plans.

(2)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $3,535,300.

(3)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $679,312 (RIP) and $2,359,732 (SRIP).

(4)	The 11.5 years of credited service are for those years attributable to Household following its acquisition of Beneficial Corp.

(5)	Value of age 65 benefit for RIP and SRIP. Participant resigned from employment on August 1, 2009. Participant is scheduled to commence SRIP benefit on July 1, 2010.

(6)	Value of early retirement benefit. Participant commenced early retirement benefit for RIP on April 1, 2009. Participant is scheduled to commence early retirement benefit for SRIP on July 1, 2010.

(7)	The amounts were converted into USD from GBP utilizing the exchange rate of 1.62212 at December 31, 2009.

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

Supplemental Retirement Income Plan (SRIP)

The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by RIP due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2009 that can be used to determine a qualified plan benefit is $245,000, and the maximum annual benefit commencing at age 65 in 2009 is $195,000. SRIP benefits are calculated without regard to these limits but are reduced after January 1, 2008, for compensation deferred to the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by RIP so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits will accrue under SRIP after December 31, 2010.

Formulas for Calculating Benefits

Household Formula:  Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average compensation in excess of the integration amount. For this purpose, compensation includes total base wages and bonuses (as earned); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP, and are averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced. As further described in Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2011, a cash balance based formula will replace this formula and impact the calculation of these benefits as of January 1, 2011.

Account Based Formula:  Applies to executives who were hired by Household after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Retirement Income Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual compensation for each calendar year of employment. For this purpose, compensation includes total base wages and cash incentive payments (as paid); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP. At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas:  The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2009 is $245,000. The limit for years after 2009 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).

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

Present Value of Accumulated Benefits

For the Account Based formula:  The value of the notional account balances currently available on December 31, 2009.

For other formulas:  The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2009. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2009.

Deferred Compensation Plans

Tax Reduction Investment Plan:  HSBC North America maintains the HSBC-North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $16,500 (plus an additional $5,500 catch-up contribution for participants age 50 and over), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

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

Supplemental Tax Reduction Investment Plan:  HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeds limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants receive a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant.

Non-Qualified Deferred Compensation Plan:  HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. The named executive officers are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal, which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or, if the participant has over 10 years of service, installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

Non-Qualified Defined Contribution And Other Non-Qualified Deferred Compensation Plans

	Non-Qualified		Supplemental
	Deferred		Tax Reduction
	Compensation		Investment
	Plan(1)		Plan(2)
	Executive		Registrant	Aggregate	Aggregate	Aggregate
	Contributions		Contributions	Earnings	Withdrawals/	Balance at
Name	in 2009		in 2009	in 2009	Distributions	12/31/2009

Niall S. K. Booker	N/A		N/A	N/A	N/A	N/A
Chief Executive Officer
Edgar D. Ancona	N/A		$21,508	$63,656	N/A	$418,181
Senior Executive Vice President and Chief Financial Officer
Iain J. Mackay	N/A		$19,200	$6,036	$40,443	$0
(former) Senior Executive Vice President and Chief Financial Officer
Andrew C. Armishaw	N/A		$22,846	$4,396	N/A	$317,478
Senior Executive Vice President and Chief Technology and Services Officer
Patrick J. Burke	N/A		$24,369	$54,536	N/A	$246,887
Senior Executive Vice President and Chief Executive Officer, Cards and Retail Services
Patrick A. Cozza	$660,000	(3)	$7,216	$690,851	$0	$3,429,719
Senior Executive Vice President — Insurance
Thomas M. Detelich	$0		$17,250	$568,956	$758,841	$2,120,681
(former) President — Consumer & Mortgage Lending
Walter G. Menezes	$0		$4,050	$315,630	$554,705	$1,095,175
(former) President — Card & Retail Services and Auto Finance

(1)	The HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”) is described under Savings and Pension Plans.

(2)	The Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”) is described under Savings and Pension Plans. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

(3)	Mr. Cozza’s elective deferrals into the NQDCP consist of $360,000 of the 2009 base salary disclosed in the Summary Compensation Table and $300,000 of the 2008 bonus disclosed in the Summary Compensation Table.

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2009 to Messrs. Booker, Ancona, Armishaw, Burke and Cozza as a result of their termination, retirement, disability or death or a change in control of the company as of that date. Since Mr. Menezes retired and Mr. Detelich resigned, each prior to December 31, 2009, the tables for these two Named Executive Officers disclose only those payments applicable to the triggering event specific to such individual. Mr. Mackay voluntarily terminated employment with HSBC North America to transfer to another HSBC affiliate as of September 2009. Since Mr. Mackay continued employment with HSBC, this employment action did not trigger any payments of cash compensation or long-term incentive awards and, accordingly, there is no table included in this section for Mr. Mackay. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, employment protection agreements, and the particular terms of any equity-based awards.

Niall S. K. Booker

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary
Bonus
Long Term Award
Restricted Stock		$272,487	(1)	$272,487	(1)	$272,487	(1)		$272,487	(1)	$297,259	(2)	$297,259	(2)
Restricted Stock/Units		$3,000,686	(2)	$3,000,686	(2)	$3,000,686	(2)		$3,000,686	(2)	$3,000,686	(2)	$3,000,686	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Edgar D. Ancona

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$259,615	(3)						$675,000	(4)
Bonus													$1,875,000	(4)
Long Term Award
Restricted Stock		$711,516	(1)	$711,516	(1)	$711,516	(1)		$711,516	(1)	$949,252	(2)	$949,252	(2)
Restricted Stock/Units		$1,122,912	(2)	$1,122,912	(2)	$1,122,912	(2)		$1,122,912	(2)	$1,122,912	(2)	$1,122,912	(2)
Benefits and Perquisites
Defined Contribution Retirement Benefit													$54,312	(5)
Welfare Benefit Coverage													$6,080	(6)
Defined Benefit Retirement Benefit													$394,494	(7)
Outplacement Services													$9,000

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(3)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Mr. Ancona would receive 30 weeks of his current salary upon separation from the company.

(4)	Refer to the description of Mr. Ancona’s employment protection agreement. Mr. Ancona will be entitled to receive a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus.

(5)	Mr. Ancona’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.

(6)	Mr. Ancona’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Ancona’s current coverage election and assumes termination due to change in control occurred on December 31, 2009.

(7)	Mr. Ancona’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans. He would receive an additional $3,884 per month if termination due to a change in control occurred on December 31, 2009. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $394,494.

Andrew C. Armishaw

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$242,308	(3)
Bonus
Long Term Award
Restricted Stock		$361,567	(1)	$361,567	(1)	$361,567	(1)		$361,567	(1)	$504,261	(2)	$504,261	(2)
Restricted Stock/Units		$1,015,283	(2)	$1,015,283	(2)	$1,015,283	(2)		$1,015,283	(2)	$1,015,283	(2)	$1,015,283	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(3)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Mr. Armishaw would receive 28 weeks of his current salary upon separation from the company.

Patrick J. Burke

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$369,231	(3)						$720,000	(4)
Bonus													$2,250,000	(4)
Long Term Award
Restricted Stock		$657,054	(1)	$657,054	(1)	$657,054	(1)		$657,054	(1)	$905,067	(2)	$905,067	(2)
Restricted Stock/Units		$958,301	(2)	$958,301	(2)	$958,301	(2)		$958,301	(2)	$958,301	(2)	$958,301	(2)
Benefits and Perquisites
Defined Contribution Retirement Benefit													$58,604	(5)
Welfare Benefit Coverage													$15,508	(6)
Defined Benefit Retirement Benefit													$184,328	(7)
Outplacement Services													$9,000

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(3)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Mr. Burke would receive 40 weeks of his current salary upon separation from the company.

(4)	Refer to the description of Mr. Burke’s employment protection agreement. Mr. Burke will be entitled to receive a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus.

(5)	Mr. Burke’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.

(6)	Mr. Burke’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Burke’s current coverage election and assumes termination due to change in control occurred on December 31, 2009.

(7)	Mr. Burke’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans. He would receive an additional $3,588 per month if termination due to a change in control occurred on December 31, 2009. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $184,328.

Patrick A. Cozza

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary						$415,385	(3)						$675,000	(4)
Bonus													$1,750,000	(4)
Long Term Award
Restricted Stock		$407,024	(1)	$407,024	(1)	$407,024	(1)		$407,024	(1)	$616,616	(2)	$616,616	(2)
Restricted Stock/Units		$895,938	(2)	$895,938	(2)	$895,938	(2)		$895,938	(2)	$895,938	(2)	$895,938	(2)
Benefits and Perquisites
Defined Contribution Retirement Benefit													$32,874	(5)
Welfare Benefit Coverage													$21,759	(6)
Defined Benefit Retirement Benefit													$445,506	(7)
Outplacement Services													$9,000

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming a termination date of December 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

(3)	Under the terms of the HSBC-North America (U.S.) Severance Pay Plan, Mr. Cozza would receive 48 weeks of his current salary upon separation from the company.

(4)	Refer to the description of Mr. Cozza’s employment protection agreement. Mr. Cozza will be entitled to receive a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus.

(5)	Mr. Cozza’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.

(6)	Mr. Cozza’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Cozza’s current coverage election and assumes termination due to change in control occurred on December 31, 2009.

(7)	Mr. Cozza’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans. He would receive an additional $2,725 per month if termination due to a change in control occurred on December 31, 2009. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $445,506.

Thomas M. Detelich

				Involuntary
				Not for			Voluntary for		Change in
Executive Benefits and	Voluntary		Normal	Cause		For Cause	Good Reason		Control
Payments Upon Termination	Termination	Disability	Retirement	Termination		Termination	Termination	Death	Termination

Cash Compensation
Base Salary				$650,000	(2)
Bonus				$1,175,000	(3)
Long Term Award
Restricted Stock				$310,878	(4)
Restricted Stock/Units				$1,346,816	(5)

(1)	Mr. Detelich resigned from HSBC Finance Corporation effective August 1, 2009.

(2)	Amount includes $490,000 paid under the HSBC-North America (U.S.) Severance Pay Plan and $160,000 due under the HSBC-North America (U.S.) Supplemental Severance Pay Plan.

(3)	Amount includes $475,000 variable pay award for performance year 2009, to be split between cash and shares, and $700,000 ex-gratia variable compensation payment for 2010, to be payable 50% in cash and 50% as Restricted Share Units.

(4)	The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming “good leaver” status is granted by REMCO, a termination date of July 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on November 17, 2009.

(5)	The figures above represent a full vest of the outstanding restricted shares assuming a termination date of July 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Walter G. Menezes

					Involuntary
		Early			Not for		Voluntary for		Change in
Executive Benefits and	Voluntary	Retirement		Normal	Cause	For Cause	Good Reason		Control
Payments Upon Termination	Termination	Disability		Retirement	Termination	Termination	Termination	Death	Termination

Cash Compensation
Base Salary		$662,000	(2)
Bonus		$506,000	(3)
Long Term Award
Restricted Stock		$154,561	(4)
Restricted Stock/Units		$3,745,925	(5)

(1)	Mr. Menezes retired from employment with HSBC Finance Corporation April 1, 2009.

(2)	Amount includes $325,000 paid under the HSBC-North America (U.S.) Severance Pay Plan and $337,000 paid in lieu of base salary and health insurance continuation through March 31, 2010.

(3)	Amount represents the cash portion of an ex-gratia variable compensation payment for 2009, payable 50% in cash and 50% as Restricted Share Units.

(4)	The figures represent a pro-rata portion of the outstanding restricted share awards based on the number of months elapsed between the date of grant and date of termination assuming “good leaver” status is granted by REMCO, a termination date of March 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on June 8, 2009.

(5)	Amount includes the Restricted Share Unit portion of an ex-gratia variable compensation payment for 2009, payable 50% in cash and 50% as Restricted Share Units. The figures above represent a full vest of the outstanding restricted shares assuming a termination date of March 31, 2009, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2009.

Director Compensation

The following table and narrative text discusses the compensation awarded to, earned by or paid to our Non-executive Directors in 2009. Niall S. K. Booker and Brendan P. McDonagh, as executive directors, receive no additional compensation for their service on the Board of Directors. Former executive director Douglas J. Flint received no additional compensation for his service on the Board of Directors during 2009.

Director Compensation

				Change in
				Pension Value
				and Non-Qualified
	Fees Earned	Stock	Option	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Total
Name	Cash ($)(1)	($)(2)	($)(3)	Earnings ($)	($)(4)	($)

Niall S. K. Booker	$0	$0	$0	$0	$0	$0
Douglas J. Flint	$0	$0	$0	$0	$0	$0
Robert K. Herdman	$365,000	0	0	$0	$310	$365,310
George A. Lorch	$340,000	0	0	$157,112	$1,730	$498,842
Brendan P. McDonagh	$0	$0	$0	$0	$0	$0
Samuel Minzberg	$225,000	0	0	$0	$1,730	$226,730
Beatriz R. Perez	$225,000	0	0	$0	$1,730	$226,730
Larree M. Renda	$225,000	0	0	$389	$1,730	$227,119

(1)	$210,000 for board membership on HSBC Finance Corporation and HSBC North America. Mr. Herdman receives $25,000 as chair of the HSBC Finance Corporation Audit Committee. Mr. Herdman’s compensation is grandfathered at an amount equal to his 2007 Board and Committee compensation; he received an additional $130,000 accordingly. Mr. Lorch’s compensation is grandfathered at an amount equal to his 2007 Board and Committee compensation; he received an additional $130,000 accordingly. Mr. Minzberg receives $15,000 for service on the HSBC Finance Corporation Audit Committee. Ms. Perez and Ms. Renda each receive $15,000 for their membership on the HSBC Finance Corporation Audit Committee. HSBC Finance Corporation does not pay meeting attendance fees to its Directors. Directors who are employees of HSBC Finance Corporation or any of its affiliates do not receive any additional compensation related to their Board service.

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

(2)	HSBC Finance Corporation does not grant stock awards to its non-management directors nor do any portion of employee directors’ stock awards reflect services related to the Board. Prior to the merger with HSBC, non-management Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock (as reflected in Footnote 3 below). Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into a non-qualified deferred compensation plan for Directors, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2009, 26,714 American Depository Shares were held in the deferred compensation plan account for Directors. Of the current non-management directors, Mr. Lorch held 8,444 American Depository Shares and Ms. Renda held 26 American Depository Shares.

(3)	HSBC Finance Corporation does not grant stock option awards to its non-management directors. As referenced in Footnote 2 above, as of December 31, 2009, 118,181 Stock Options were outstanding which were granted pursuant to the historical Directors Deferred Fee Plan. Specifically, Mr. Lorch held options to purchase 72,137 HSBC ordinary shares and Ms. Renda held options to purchase 46,044 HSBC ordinary shares.

(4)	Components of All Other Compensation are disclosed in the aggregate. We provide each Director with $250,000 of accidental death and dismemberment (“AD&D”) insurance and a $10,000,000 personal excess liability insurance policy for which the company paid an aggregate premium of $1,730 per annum for each participating director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively. Under HSBC Finance Corporation’s Matching Gift Program, for all directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), with a double match for the first $500 donated to higher education institutions (both public and private) and eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations. Each current independent Director, other than Mr. Minzberg and Ms. Perez, who each joined the Board in 2008, may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

Compensation Policies and Practices Related to Risk Management

All HSBC Finance Corporation employees, including employees in Consumer Lending, Mortgage Services, and Card and Retail Services, are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on position held and individual and business performance. Employees participate in either the annual discretionary award plan, the primary incentive compensation plan for all employees, or in formulaic plans, which are maintained for specific groups of employees who are typically involved in production/call center or direct sales environments.

A key feature of HSBC’s compensation policy is that it is risk informed, seeking to ensure that risk based returns on capital are factored into the determination of variable compensation and that bonus pools are calculated only after appropriate risk based return has accrued on shareholders’ capital. We apply Economic Profit (calculated as the average annual difference between return on invested capital and HSBC’s benchmark cost of capital) and other metrics to develop variable compensation levels and target a 15% to 19% return on shareholder funds. These requirements are built into the balanced scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the balanced scorecard, ensuring that key risk measures are included.

The use of a balanced scorecard framework ensures an aligned set of objectives and impacts the level of individual compensation received, as achievement of objectives is an important determinant of the level of variable compensation awarded under the annual discretionary cash award plan. Objectives are set under four categories; financial, process (including risk mitigation), customer, and people. While the achievement of financial objectives is very important, the other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are also key measures of performance that influence reward levels.

Risk oversight of formulaic plans is ensured through formal policies of HSBC requiring that the HSBC North America Chief Credit Officer approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided at all times. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC Finance Corporation. Risk Appetite is annually reviewed and approved by the HSBC North America Risk Management Committee and HSBC North America Board Audit Committee.

Risk Adjustment of Incentive Compensation

HSBC Finance Corporation uses a number of techniques to ensure that the amount of incentive compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance. The techniques used vary depending on whether the incentive compensation is paid under the general discretionary cash award plan or a formulaic plan.

The discretionary plan is designed to allow managers to exercise judgment in making variable pay award recommendations, subject to appropriate oversight. A primary consideration when making award recommendations for an employee participating in the discretionary plan is performance against the objectives established in the balanced scorecard. Where objectives have been established with respect to risk and risk outcomes, managers consider performance against these objectives when making variable pay award recommendations.

Participants in the discretionary plan are subject to minimum deferral guidelines for variable pay awards. Deferral rates applicable to variable pay for performance year 2009, payable in 2010, range from 0-60% and increase relative to the level of total compensation earned. Variable pay is deferred through the use of Restricted Share Units with three-year graded vesting so that the economic value of amounts deferred will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Employees who terminate employment as “bad leavers” forfeit all unvested equity awards. A claw back provision has been added to all awards granted after January 1, 2010, as further described under the section Reduction or Cancellation of Long-Term Equity Awards, including “Clawbacks” under Compensation Discussion and Analysis.

Employees in formulaic plans are held to performance standards that may result in a loss of incentive compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in future commission payments if they commit a “reportable event” (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC Finance Corporation, is sufficient reason for disqualification or subject to a recapture provision if it is determined that commissions were paid in excess of the amount that should have been paid. Some formulaic incentive plans include limits or caps on the financial measures that are considered in the determination of incentive award amounts.

Performance periods for the formulaic plans are often one month or one quarter, with features that may reserve or hold back a portion of the incentive award earned until year-end. This design is a conscious effort to align the reward cycle to the successful performance of job responsibilities, as longer performance periods may fail to adequately reinforce the desired behaviors on the part of plan participants.

Incentive Compensation Monitoring

HSBC North America monitors and evaluates the performance of its incentive compensation arrangements, both the discretionary and formulaic plans, to ensure adequate focus and control.

The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on balanced scorecard achievements. Payments under the discretionary plan are not tied to formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Balanced scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC Finance Corporation. Additionally, the discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance, and a review of any unintended consequences (e.g., deteriorating service standards).

Formulaic programs are reviewed and revised annually by HSBC North America Human Resources using an incentive plan review template, which highlights basic identifiers for overall plan performance. The review includes: an examination of overall plan expenditures versus actual business performance versus planned expenditures; an examination of individual pay out levels within plans; a determination of whether payment levels align with expected performance levels and market indicators; and a determination of whether the compensation mix is appropriate for the role utilizing market practice and business philosophy.

In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of incentives and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on analysis of effectiveness. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2010, of HSBC ordinary shares or interests in ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the ordinary shares of HSBC and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of		HSBC Shares	HSBC
	Shares		That May Be	Restricted			Series B
	Beneficially		Acquired Within	Shares	Number of	Total	Preferred of
	Owned of		60 Days By	Released	Ordinary	HSBC	HSBC
	HSBC		Exercise of	Within	Share	Ordinary	Finance
	Holdings plc(1)(2)		Options(3)	60 Days(54)	Equivalents(5)	Shares	Corporation

Directors
Niall S.K. Booker(6)	71,700		-	25,854	-	97,554	-
Robert K. Herdman	410		-	-	-	410	-
George A. Lorch	13,605		62,863	-	-	76,468	-
Brendan P. McDonagh	142,327		-	47,177	-	189,504	-
Samuel Minzberg	-		-	-	-	-	-
Beatriz R. Perez	-		-	-	-	-	-
Larree M. Renda	1,650		40,125	-	26	41,801	10	(7)
Named Executive Officers
Edgar D. Ancona	394,397		534,719	41,170	-	970,286	-
Iain J. Mackay	-		-	-	-	-	-
Andrew C. Armishaw	-		117,048	17,590	-	134,638	-
Patrick J. Burke	4,516		229,792	33,685	-	267,993	-
Patrick A. Cozza	-		486,409	12,350	-	498,759	-
Thomas M. Detelich	369		842,287	-	-	842,656	-
Walter G. Menezes	128,419	(8)	675,780	-	-	804,199	-
All directors and executive officers as a group	846,783		3,528,013	310,406	284,517	4,987,719	10

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Lorch, 13,605; Mr. Booker, 29,000; and Mr. Menezes, 128,419; and Directors and executive officers as a group, 171,024.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(3)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2010 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2010 pursuant to the satisfaction of certain conditions.

(5)	Represents the number of ordinary share equivalents owned by executive officers under the HSBC-North America (U.S.) Tax Reduction Investment Plan (TRIP) and the HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under the HSBC North America Directors Non-Qualified Deferred Compensation Plan. Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(6)	Also a Named Executive Officer.

(7)	Represents 400 Depositary Shares, each representing one-fortieth of a share of 6.36% Non-Cumulative Preferred Stock, Series B.

(8)	Shares are pledged as collateral for a line of credit.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During our fiscal year ended December 31, 2009, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreements with Messrs. Detelich, Menezes, Ancona, Burke and Cozza described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.

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

Director Independence

The HSBC Finance Corporation Corporate Governance Standards, together with the charters of committees of the Board of Directors, provide the framework for our corporate governance. Director independence is defined in the HSBC Finance Corporation Corporate Governance Standards which are based upon the rules of the New York Stock Exchange. The HSBC Finance Corporation Corporate Governance Standards are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 N. Riverwoods Boulevard, Mettawa, IL 60045, Attention: Corporate Secretary.

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

Messrs. Herdman, Lorch, Minzberg, Ms. Perez and Ms. Renda are considered to be independent directors. Mr. McDonagh served as Chief Executive Officer until February 21, 2008 and currently serves as Chief Executive Officer of HSBC North America Holdings Inc.. Mr. Booker served as Chief Operating Officer of HSBC Finance Corporation until February 21, 2008 and currently serves as Chief Executive Officer of HSBC Finance Corporation. Because of the positions held by Messrs. McDonagh and Booker, they are not considered to be independent directors. Mr. Flint serves as Group Finance Director at HSBC. Because of the position held by Mr. Flint, he was not considered to be an independent director when he was a Director of HSBC Finance Corporation.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2009 and 2008 was $5,357,000 and $7,554,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2009 and 2008 was $383,000 and $1,082,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees. There were no fees billed by KPMG LLP for tax related services for the fiscal year ended December 31, 2009. For the fiscal year ended December 31, 2008, total fees billed by KPMG LLP for tax related services were $17,000. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other Fees. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2009 and December 31, 2008.

All of the fees described above were approved by HSBC Finance Corporation’s Audit Committee.

The Audit Committee has a written policy that requires pre-approval of all services to be provided by KPMG LLP, including audit, audit-related, tax and all other services. Pursuant to the policy, the Audit Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit Committee also approves a specified list of audit, audit-related, tax and permissible non-audit services deemed to be routine and recurring services. Any service not included on this list must be submitted to the Audit Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 1, 2010 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable.

(a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3	(ii)	Bylaws of HSBC Finance Corporation, as amended February 20, 2009 (incorporated by reference to Exhibit 3.3 of HSBC Finance Corporation’s Current Report on Form 8-K filed on February 24, 2009).
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2		Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).

4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3, Registration No. 333-156219).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120495).
4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining of the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Index

Accounting:
     new pronouncements 122, 151
     policies (critical) 44
     policies (significant) 143
Account management policies and practices 93
Assets:
     by business segment 212
     fair value of financial assets 217
     fair value measurements 214
     nonperforming 86
Audit committee 115, 231
Auditors’ report:
     financial statement opinion 136
     internal control opinion 137
Balance sheet:
     consolidated 139
Basel II 10, 13, 39
Basis of reporting 40, 143
Business:
     consolidated performance review 31
     focus 27
     operations 6
     organization history 4
Capital:
     2010 funding strategy 107
     common equity movements 106
     consolidated statement of changes 140
     selected capital ratios 106
Cards and Retail Services business segment 68, 208
Cash flow (consolidated) 141
Cautionary statement regarding forward-looking
     statements 12
Committees 115, 231
Competition 11
Consumer business segment 72, 208
Contingent liabilities:
     critical accounting policy 49
     litigation 20, 221
Controls and procedures 224
Corporate governance and controls 11, 230
Customers 6
Credit quality 37, 75
Credit risk:
     accounting policy 145
     component of fair value option 62, 178
     concentration 221
     critical accounting policy 44
     management 115
Critical accounting policies and estimates 44
Current environment 25
Deferred tax 49, 187
Derivatives:
     accounting policy 149
     cash flow hedges 182
     critical accounting policy 47
     fair value hedges 181
     income (expense) 61
     non-qualifying hedges 183
     notional value 185
Directors:
     biographies 224
     board of directors 224
     executive 228
     compensation (executives) 234
     responsibilities 230
Discontinued operations 153
Employees:
     compensation and benefits 234
     number of 6
Events after balance sheet date 144
Equity:
     consolidated statement of changes 140
     ratios 107
Equity securities available-for-sale 160
Estimates and assumptions 44, 144
Executive overview 25
Fair value measurements:
     assets and liabilities recorded at fair value on a
       recurring basis 215
     assets and liabilities recorded at fair value on a
       non-recurring basis 216
     control over valuation process 110
     financial instruments 217
     hierarchy 111
     transfers into (out of) level three 112, 216
     valuation techniques 113, 218
Fee income 63
Financial highlights metrics 23
Financial liabilities:
     designated at fair value 62, 177
     fair value of financial liabilities 215
Forward looking statements 12
Funding 5, 38, 103
Future prospects 39

Geographic concentration of receivables 102, 222
Goodwill:
     accounting policy 148
     critical accounting policy 45
     impairment 46, 66, 175
Impairment:
     accounting policy 148
     available-for-sale securities 61, 161
     credit losses 33, 56, 170
     critical accounting policy 45
     nonperforming receivables 86
Income (loss) from financial instruments designated at
     fair value 62, 178
Income taxes:
     accounting policy 150
     critical accounting policy — deferred taxes 49
     expense 185
Insurance:
     policyholders benefits expense 66
     revenue 60
Intangible assets:
     accounting policy 148
     critical accounting policy 45
Internal control 224
Interest income:
     net interest income 55
     sensitivity 119
Key performance indicators 23
Legal proceedings 20, 221
Liabilities:
     commercial paper 105, 176
     commitments, lines of credit 105, 176
     financial liabilities designated at fair value 62, 177
     long-term debt 105, 177
Lease commitments 108, 220
Liquidity and capital resources 103
Litigation 20, 221
Loans and advances — see Receivables
Loan impairment charges — see Provision for
     credit losses
Market risk 118
Market turmoil — see Current Environment
Mortgage lending products 50, 164
Net interest income 55
New accounting pronouncements 122, 151
Off balance sheet arrangements 109
Operating expenses 64
Operational risk 120
Other revenues 60
Pension and other postretirement benefits:
     accounting policy 150
Performance, developments and trends 31
Profit (loss) before tax:
     by segment — IFRSs management basis 212
     consolidated 138
Properties 20
Property, plant and equipment:
     accounting policy 148
Provision for credit losses 33, 56
Ratios:
     capital 107
     charge-off (net) 81
     credit loss reserve related 88
     earnings to fixed charges — Exhibit 12
     efficiency 35, 66
     financial 23
Re-aged receivables 96, 101
Real estate owned 54
Receivables:
     by category 50, 164
     by charge-off (net) 81
     by delinquency 77
     geographic concentration 102, 222
     held for sale 53, 170
     modified and/or re-aged 96
     nonperforming 86
     overall review 50
     portfolio sales to HSBC Bank USA 30, 154, 204
     risk concentration 102, 221
     troubled debt restructures 30, 87, 166
Reconciliation to U.S. GAAP financial measures 133
Reconciliation of U.S. GAAP results to IFRSs 41, 212
Refreshed loan-to-value 51
Regulation 9
Related party transactions 203
Results of operations 55
Risks and uncertainties 12
Risk elements in the loan portfolio by product 221
Risk factors 12
Risk management:
     credit 115
     compliance 120
     liquidity and capital 103, 117
     market, (turmoil) 25, 118
     operational 120
     reputational 121
     strategic 121

Securities:
     fair value 160, 215
     maturity analysis 163
Segment results — IFRSs management basis:
     card and retail services 68, 208
     consumer 72, 208
     “All Other” grouping 209
     overall summary 67, 208
Selected financial data 23
Senior management:
     biographies 228
Sensitivity:
     projected net interest income 119
Share-based payments:
     accounting policy 150
Statement of changes in shareholders’ equity
     (consolidated) 140
Statement of changes in comprehensive income
     (consolidated) 140
Statement of income (loss) (consolidated) 138
Strategic initiatives and focus 27, 155
Table of contents 2
Tangible common equity to tangible managed
     assets 107, 134
Tax expense 185
Troubled debt restructures 30, 87, 166
Unresolved staff comments 19

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 1st day of March, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 1st day of March, 2010.

Signature	Title

/s/ (N. S. K. BOOKER) (N. S. K. Booker)	Chief Executive Officer and Director (as Principal Executive Officer)

/s/ (R. K. HERDMAN) (R. K. Herdman)	Director

/s/ (G. A. LORCH) (G. A. Lorch)	Director

/s/ (B. P. MCDONAGH) (B. P. McDonagh)	Chairman and Director

/s/ (S. MINZBERG) (S. Minzberg)	Director

/s/ (B. R. PEREZ) (B. R. Perez)	Director

/s/ (L. M. RENDA) (L. M. Renda)	Director

/s/ (E. D. ANCONA) (E. D. Ancona)	Senior Executive Vice President and Chief Financial Officer

/s/ (J. T. MCGINNIS) (J. T. McGinnis)	Executive Vice President and Chief Accounting Officer

Exhibit Index

3 (i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005 and Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005).
3 (ii)	Bylaws of HSBC Finance Corporation, as amended February 20, 2009 (incorporated by reference to Exhibit 3.3 of HSBC Finance Corporation’s Current Report on Form 8-K filed on February 24, 2009).
4.1	Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3, Registration No. 333-156219).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120495).
4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.