Form 10-Q
period 2010-03-31
HSBC Finance Corp
filed 2010-05-07
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

As of April 30, 2010, there were 65 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2010	2009

	(in millions)

Finance and other interest income	$2,071	$2,846
Interest expense on debt held by:
HSBC affiliates	39	95
Non-affiliates	828	1,072

Net interest income	1,204	1,679
Provision for credit losses	1,919	2,945

Net interest income (loss) after provision for credit losses	(715)	(1,266)

Other revenues:
Insurance revenue	68	93
Investment income	27	27
Net other-than-temporary impairment losses	-	(20)
Derivative related income (expense)	(102)	38
Gain on debt designated at fair value and related derivatives	133	4,112
Fee income	89	228
Enhancement services revenue	103	135
Taxpayer financial services revenue	29	90
Gain on bulk receivable sales to HSBC affiliates	-	57
Gain on receivable sales to HSBC affiliates	116	128
Servicing and other fees from HSBC affiliates	238	204
Lower of cost or fair value adjustment on receivables held for sale	-	(170)
Other income	10	46

Total other revenues	711	4,968

Operating expenses:
Salaries and employee benefits	176	420
Occupancy and equipment expenses, net	29	102
Other marketing expenses	57	50
Real estate owned expenses	39	105
Other servicing and administrative expenses	249	266
Support services from HSBC affiliates	298	268
Amortization of intangibles	39	42
Policyholders’ benefits	42	55
Goodwill and other intangible asset impairment charges	-	667

Total operating expenses	929	1,975

Income (loss) before income tax expense (benefit)	(933)	1,727
Income tax benefit (expense)	330	(855)

Net income (loss)	$(603)	$872

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2010	2009

	(in millions, except
	share data)

Assets
Cash	$189	$311
Interest bearing deposits with banks	10	17
Securities purchased under agreements to resell	5,186	2,850
Securities available-for-sale	3,195	3,187
Receivables, net (including $7.5 billion and $8.0 billion at March 31, 2010 and December 31, 2009, respectively, collateralizing long-term debt)	73,516	78,131
Receivables held for sale	3	536
Intangible assets, net	709	748
Properties and equipment, net	198	201
Real estate owned	661	592
Derivative financial assets	-	-
Deferred income taxes, net	2,848	3,014
Other assets	3,561	4,966

Total assets	$90,076	$94,553

Liabilities
Debt:
Due to affiliates	$9,023	$9,043
Commercial paper	3,700	4,291
Long-term debt (including $26.7 billion at March 31, 2010 and December 31, 2009 carried at fair value and long-term debt collateralized by receivables of $5.1 billion and $5.5 billion at March 31, 2010 and December 31, 2009, respectively)	66,488	69,658

Total debt	79,211	82,992

Insurance policy and claim reserves	996	996
Derivative related liabilities	45	60
Liability for post-retirement benefits	263	268
Other liabilities	1,791	1,858

Total liabilities	82,306	86,174

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 65 shares issued at March 31, 2010 and December 31, 2009	-	-
Additional paid-in capital	23,120	23,119
Accumulated deficit	(15,344)	(14,732)
Accumulated other comprehensive loss	(581)	(583)

Total common shareholder’s equity	7,195	7,804

Total liabilities and shareholders’ equity	$90,076	$94,553

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2010	2009

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$23,119	$21,485
Capital contribution from parent company	-	1,155
Return of capital to parent company	-	(1,043)
Employee benefit plans, including transfers and other	1	(5)

Balance at end of period	$23,120	$21,592

Accumulated deficit
Balance at beginning of period	$(14,732)	$(7,245)
Net income (loss)	(603)	872
Dividends:
Preferred stock	(9)	(9)

Balance at end of period	$(15,344)	$(6,382)

Accumulated other comprehensive loss
Balance at beginning of period	$(583)	$(1,378)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(7)	270
Securities available-for-sale, not other-than-temporarily impaired	11	(22)
Other-than-temporarily impaired debt securities available-for-sale(1)	1	-
Postretirement benefit plan adjustment, net of tax	1	16
Foreign currency translation adjustments	(4)	(4)

Other comprehensive income, net of tax	2	260

Balance at end of period	$(581)	$(1,118)

Total common shareholder’s equity	$7,195	$14,092

Comprehensive income (loss)
Net income (loss)	$(603)	$872
Other comprehensive income	2	260

Comprehensive income (loss)	$(601)	$1,132

(1)	During the three months ended March 31, 2010, gross other-than-temporary impairment (“OTTI”) recoveries on available-for-sale securities totaled $1 million relating to the non-credit component of OTTI previously recorded in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2010	2009

	(in millions)

Cash flows from operating activities
Net income (loss)	$(603)	$872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1,919	2,945
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	-	(57)
Gain on receivable sales to HSBC affiliates	(116)	(128)
Goodwill and other intangible impairment	-	667
Loss on sale of real estate owned, including lower of cost or market adjustments	10	84
Insurance policy and claim reserves	(12)	(2)
Depreciation and amortization	45	55
Mark-to-market on debt designated at fair value and related derivatives	78	(3,992)
Originations of loans held for sale	(7,834)	(8,791)
Sales and collections on loans held for sale	7,950	9,043
Purchase of auto finance receivables from HSBC Bank USA for immediate sale	(379)	-
Cash proceeds from sale of auto finance receivables	379	-
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(844)	(1,342)
Other-than-temporary impairment on securities	-	20
Lower of cost or fair value on receivables held for sale	-	170
Net change in other assets	1,553	2,338
Net change in other liabilities	(70)	(15)
Other, net	181	126

Net cash provided by operating activities	2,257	1,993

Cash flows from investing activities
Securities:
Purchased	(304)	(179)
Matured	136	124
Sold	74	10
Net change in short-term securities available-for-sale	111	106
Net change in securities purchased under agreements to resell	(2,336)	(4,576)
Net change in interest bearing deposits with banks	7	3
Receivables:
Net (originations) collections	2,161	2,568
Purchases and related premiums	(11)	(10)
Proceeds from sales of real estate owned	293	399
Cash received from bulk sales of receivables to HSBC Bank USA	-	8,821
Cash received in sale of auto finance servicing operations and receivables held for sale	551	-
Purchases of properties and equipment	(5)	(9)

Net cash provided by investing activities	677	7,257

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2010	2009

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(591)	(4,366)
Net change in due to affiliates	(20)	(1,051)
Long-term debt issued	119	1,600
Long-term debt retired	(2,551)	(5,155)
Insurance:
Policyholders’ benefits paid	(19)	(21)
Cash received from policyholders	15	14
Capital contribution from parent	-	880
Return of capital to parent	-	(1,043)
Shareholder’s dividends	(9)	(9)

Net cash used in financing activities	(3,056)	(9,151)

Net change in cash	(122)	99
Cash at beginning of period	311	255

Cash at end of period	$189	$354

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$372	$363

Extinguishment of indebtedness related to bulk receivable sale	$-	$(6,077)

Redemption of the junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$-	$275

The accompanying notes are an integral part of the consolidated financial statements

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with respect to a sustainable return to profitability under prevailing economic conditions. HSBC continues to be fully committed and has the capacity and willingness to continue to provide the necessary capital and liquidity to fund our operations.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

During the first quarter of 2010, we adopted new accounting guidance on the consolidation of variable interest entities (“VIEs”) and new disclosure requirements relating to fair value measurements. See Note 19, “New Accounting Pronouncements” for further details and related impacts.

2.  Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables

In March 2010, we sold our auto finance receivable servicing operations as well as both delinquent and non-delinquent auto finance receivables with a carrying value of $927 million (par value of $1.0 billion), of which $379 million was purchased from HSBC Bank USA immediately prior to the sale at estimated fair value, to

HSBC Finance Corporation

Santander Consumer USA Inc. (“SC USA”) for $930 million in cash. Under the terms of the agreement, our auto finance receivable servicing facilities in San Diego, California and Lewisville, Texas were assigned to SC USA and the majority of the employees from those locations were offered the opportunity to transfer to SC USA at the time of close. SC USA will service the remainder of our auto finance receivable portfolio as well as the auto finance receivable portfolio we had previously serviced for HSBC Bank USA. As the receivables sold were previously classified as held for sale and written down to the lower of cost or fair value, we recorded a gain of $5 million ($3 million after-tax) during the first quarter of 2010 which primarily related to the sale of the auto servicing platform and reversal of certain accruals related to leases assumed by SC USA. While this business is currently operating in run-off mode, we will not report it as a discontinued operation after this transaction because we will continue to generate cash flow from the on-going collection of the receivables, including interest and fees.

3.  Strategic Initiatives

As discussed in prior filings, we have been engaged in a continuing, comprehensive evaluation of the strategies and opportunities of our operations. In light of the unprecedented developments in the retail credit markets, particularly in the residential mortgage industry, this evaluation resulted in decisions to lower the risk profile of our operations, to reduce our capital and liquidity requirements by reducing the size of our balance sheet and to rationalize and maximize the efficiency of our operations. As a result, a number of strategic actions have been undertaken beginning in mid-2007 which are summarized below:

2009 Strategic Initiatives During 2009, we undertook a number of actions including the following:

>	In November 2009, we entered into an agreement to sell our auto finance receivable serving operations and certain auto finance receivables. See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” for further discussion regarding this transaction.

>	Throughout 2009, we decided to exit certain lease arrangements and consolidate a variety of locations across the United States. As a result, we have or will exit certain facilities and/or significantly reduce our occupancy space over the next 9 to 15 months in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota and Tampa, Florida. Additionally, we have consolidated our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility and consolidated certain servicing functions currently performed in Brandon, Florida to facilities in Buffalo, New York and Elmhurst, Illinois.

>	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2009 Strategic Initiatives The following summarizes the changes in the restructure liability during the three months ended March 31, 2010 and 2009, respectively, relating to actions implemented during 2009:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

		(in millions)

Three months ended March 31, 2010
Restructuring liability at January 1, 2010	$13	$12	$2	$27
Restructuring costs recorded during the period	1	-	-	1
Restructuring costs paid during the period	(3)	(5)	-	(8)
Adjustments to the restructure liability during the period	-	1	-	1

Restructure liability at March 31, 2010	$11	$8	$2	$21

Three months ended March 31, 2009
Restructuring liability at January 1, 2009	$-	$-	$-	$-
Restructuring costs recorded during the period	87	54	14	155
Restructuring costs paid during the period	-	(4)	(1)	(5)

Restructure liability at March 31, 2009	$87	$50	$13	$150

2008 Strategic Initiatives During 2008, we undertook a number of actions including the following:

>	During the third quarter of 2008, closed servicing facilities located in Jacksonville, Florida and White Marsh, Maryland in our Card and Retail Services business and redeployed these activities to other facilities in our Card and Retail Services business.

>	Reduced headcount in our Card and Retail Services business during the fourth quarter of 2008;

>	In March 2008, reduced the size of our Auto Finance business and in July 2008 discontinued all new auto finance originations from our dealer and direct-to-consumer channels; and

>	Ceased operations of Solstice Capital Group, Inc, a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2008 Strategic Initiatives The following summarizes the changes in the restructure liability during the three months ended March 31, 2010 and 2009 relating to the actions implemented during 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended March 31, 2010:
Restructure liability at January 1, 2010	$-	$4	$4
Restructuring costs recorded during the period	-	-	-
Restructuring costs paid during the period	-	(1)	(1)
Liability assumed by third party(1)	-	(1)	(1)

Restructure liability at March 31, 2010	$-	$2	$2

Three months ended March 31, 2009:
Restructure liability at January 1, 2009	$10	$10	$20
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(8)	(1)	(9)

Restructure liability at March 31, 2009	$3	$9	$12

(1)	During the first quarter of 2010, certain leases of our auto finance operations were assumed by SC USA. See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” for additional information regarding this transaction.

2007 Actions Beginning in mid-2007 we undertook a number of actions including the following:

>	Discontinued correspondent channel acquisitions of our Mortgage Services business;

>	Ceased operations of Decision One Mortgage Company;

>	Reduced the Consumer Lending branch network to approximately 1,000 branches at December 31, 2007; and

>	Closed our loan underwriting, processing and collections center in Carmel, Indiana.

The following summarizes the changes in the restructure liability during the three months ended March 31, 2010 and 2009 relating to the actions implemented during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended March 31, 2010:
Restructure liability at January 1, 2010	$-	$14	$14
Restructuring costs recorded during the period	-	-	-
Restructuring costs paid during the period	-	-	-

Restructure liability at March 31, 2010	$-	$14	$14

Three months ended March 31, 2009:
Restructure liability at January 1, 2009	$1	$17	$18
Restructuring costs recorded during the period	-	-	-
Restructuring costs paid during the period	(1)	(1)	(2)

Restructure liability at March 31, 2009	$-	$16	$16

HSBC Finance Corporation

Summary of Restructuring Activities The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the three months ended March 31, 2010 and 2009:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(in millions)

Three months ended March 31, 2010:
Consumer Lending closure	$1	$1	$-	$-	$2
Three months ended March 31, 2009:
Auto Finance	$1	$-	$-	$-	$1
Consumer Lending closure(5)	87	54	14	14	169

	$88	$54	$14	$14	$170

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income (loss).

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).

(4)	Includes $29 million of fixed asset write offs during the three months ended March 31, 2009, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). The three months ended March 31, 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(5)	Excludes intangible asset impairment charges of $14 million recorded during the three months ended March 31, 2009.

4.  Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$425	$-	$1	$-	$426
U.S. government sponsored enterprises(1)	134	-	4	(1)	137
U.S. government agency issued or guaranteed	17	-	1	-	18
Obligations of U.S. states and political subdivisions	30	-	1	-	31
Asset-backed securities(2)	87	(10)	2	-	79
U.S. corporate debt securities(3)	1,621	-	68	(13)	1,676
Foreign debt securities	346	-	15	(1)	360
Equity securities	12	-	-	-	12
Money market funds	425	-	-	-	425

Subtotal	3,097	(10)	92	(15)	3,164
Accrued investment income	31	-	-	-	31

Total securities available-for-sale	$3,128	$(10)	$92	$(15)	$3,195

HSBC Finance Corporation

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$196	$-	$1	$(1)	$196
U.S. government sponsored enterprises(1)	95	-	3	(1)	97
U.S. government agency issued or guaranteed	20	-	1	-	21
Obligations of U.S. states and political subdivisions	31	-	1	-	32
Asset-backed securities(2)	94	(11)	2	(2)	83
U.S. corporate debt securities(3)	1,684	-	60	(20)	1,724
Foreign debt securities	351	-	15	-	366
Equity securities	12	-	-	-	12
Money market funds	627	-	-	-	627

Subtotal	3,110	(11)	83	(24)	3,158
Accrued investment income	29	-	-	-	29

Total securities available-for-sale	$3,139	$(11)	$83	$(24)	$3,187

(1)	Includes $55 million and $65 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of March 31, 2010 and December 31, 2009, respectively.

(2)	The majority of our asset-backed securities are residential mortgage-backed securities at March 31, 2010 and December 31, 2009.

(3)	At March 31, 2010 and December 31, 2009, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of other-than-temporarily impairment (“OTTI”) is recorded in accumulated other comprehensive income.

A summary of gross unrealized losses and related fair values as of March 31, 2010 and December 31, 2009, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number	Unrealized	Fair Value of
March 31, 2010	Securities	Losses	Investments	of Securities	Losses	Investments

			(dollars are in millions)

U.S. Treasury	16	$-	$174	-	$-	$-
U.S. government sponsored enterprises	8	-	36	1	(1)	4
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	1	-	-
Asset-backed securities	3	-	3	19	(10)	35
U.S. corporate debt securities	57	(3)	165	43	(10)	142
Foreign debt securities	14	(1)	51	-	-	-

	98	$(4)	$429	64	$(21)	$181

HSBC Finance Corporation

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	17	$(1)	$97	-	$-	$-
U.S. government sponsored enterprises	1	-	5	1	(1)	4
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	1	-	-
Asset-backed securities	7	(1)	10	18	(12)	34
U.S. corporate debt securities	59	(3)	170	50	(17)	150
Foreign debt securities	12	-	33	-	-	-

	96	$(5)	$315	70	$(30)	$188

Gross unrealized losses decreased during the first quarter of 2010 primarily due to the impact of lower credit spreads and interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment. Although no other-than-temporary impairments were recorded during the first quarter of 2010, we did recognize a $1 million recovery in accumulated other comprehensive income relating to the non-credit component of other-than-temporary impairment previously recognized in accumulated other comprehensive income.

Our decision in the first quarter of 2009 to discontinue new customer account originations in our Consumer Lending business adversely impacted certain insurance subsidiaries that hold perpetual preferred securities. Therefore, during the first quarter of 2009 we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost and, therefore, these securities were deemed to be other-than-temporarily impaired. We subsequently sold our entire portfolio of perpetual preferred securities during the second quarter of 2009. Prior to their sale, we recorded $20 million of impairment losses in the first quarter of 2009 related to these perpetual preferred securities as a component of investment income. The entire unrealized loss was recorded in earnings in accordance with new accounting guidance which we early adopted effective January 1, 2009 related to the recognition of other-than-temporary impairment and is described more fully below, as we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost.

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

HSBC Finance Corporation

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

At March 31, 2010, approximately 92 percent of our corporate debt securities are rated A- or better and approximately 66 percent of our asset-backed securities, which totaled $79 million are rated “AAA.” Although no other-than-temporary impairments were recorded during the first quarter of 2010, without a sustained economic recovery, other-than-temporary impairments may occur in future periods.

Proceeds from the sale or call of available-for-sale investments totaled $74 million and $10 million during the three months ended March 31, 2010 and 2009, respectively. We realized gross gains of $3 million and $1 million during the three months ended March 31, 2010 and 2009, respectively. We realized gross losses of less than $1 million during the three months ended March 31, 2010 and 2009.

HSBC Finance Corporation

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	At March 31, 2010
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$145	$279	$1	$-	$425
Fair value	145	280	1	-	426
Yield(1)	.20%	2.00%	4.96%	-	1.39%
U.S. government sponsored enterprises:
Amortized cost	$50	$7	$38	$39	$134
Fair value	50	7	40	40	137
Yield(1)	.26%	5.30%	4.74%	4.93%	3.15%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$17	$17
Fair value	-	-	-	18	18
Yield(1)	-	-	-	5.06%	5.06%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$12	$18	$30
Fair value	-	-	12	19	31
Yield(1)	-	-	4.07%	4.06%	4.06%
Asset-backed securities:
Amortized cost	$-	$20	$15	$52	$87
Fair value	-	22	15	42	79
Yield(1)	-	4.92%	5.13%	3.06%	3.85%
U.S. corporate debt securities:
Amortized cost	$120	$759	$211	$531	$1,621
Fair value	123	804	218	531	1,676
Yield(1)	4.50%	4.83%	4.71%	5.36%	4.96%
Foreign debt securities:
Amortized cost	$23	$235	$53	$35	$346
Fair value	23	247	53	37	360
Yield(1)	3.28%	4.36%	3.58%	6.43%	4.38%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

5.  Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Real estate secured	$56,900	$59,535
Auto finance	3,346	3,961
Credit card	10,597	11,626
Personal non-credit card	9,423	10,486
Commercial and other	48	50

Total receivables	80,314	85,658
HSBC acquisition purchase accounting fair value adjustments	(10)	(11)
Accrued finance charges	1,794	1,929
Credit loss reserve for receivables	(8,417)	(9,264)
Unearned credit insurance premiums and claims reserves	(165)	(181)

Total receivables, net	$73,516	$78,131

Secured financings of $5.1 billion at March 31, 2010 are secured by $7.5 billion of closed-end real estate secured and auto finance receivables. Secured financings of $5.5 billion at December 31, 2009 were secured by $8.0 billion of closed-end real estate secured and auto finance receivables.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Purchased Receivable Portfolios In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. Receivables purchased for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit had been closed, if applicable, were recorded at an amount dependent upon the cash flows expected to be collected at the time of acquisition (“Purchased Credit-Impaired Receivables”). The difference between these expected cash flows and the purchase price represents an accretable yield which is amortized to interest income over the life of the receivable. The carrying amount of Champion real estate secured receivables subject to these accounting requirements was $33 million and $36 million at March 31, 2010 and December 31, 2009, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $63 million and $66 million at March 31, 2010 and December 31, 2009, respectively. Credit loss reserves of $29 million and $31 million as of March 31, 2010 and December 31, 2009, respectively, were held for the acquired Champion receivables subject to accounting requirements for Purchased Credit-Impaired Receivables due to a decrease in the expected future cash flows since the acquisition.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables some of which were also subject to the accounting requirements for Purchased Credit- Impaired Receivables as described above. During the fourth quarter of 2009, the accretable yield was fully amortized to interest income and there was no remaining difference between the carrying value and the outstanding contractual balances of these Purchased Credit-Impaired Receivables. At March 31, 2010 and December 31, 2009, we no longer have any receivables acquired from Metris which are subject to these accounting requirements.

HSBC Finance Corporation

The following summarizes the accretable yield on Champion during the three months ended March 31, 2010 and for the Champion and Metris receivables during the three months ended March 31, 2009:

Three Months Ended March 31,	2010(1)(2)	2009(1)(2)

	(in millions)

Accretable yield at beginning of period	$(13)	$(28)
Accretable yield amortized to interest income during the period	1	7
Reclassification of non-accretable difference(3)	2	(8)

Accretable yield at end of period(4)	$(10)	$(29)

(1)	For the Champion portfolio, there was a reclassification of non-accretable difference of $2 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, there were no reclassifications of non-accretable difference.

(2)	For the Metris portfolio, there was a reclassification of non-accretable difference of $8 million during the three months ended March 31, 2009.

(3)	Reclassification (from) non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio and reclassification to non-accretable difference represents a decrease to the estimated cash flows to be collected on the underlying portfolio.

(4)	At March 31, 2010, the entire remaining accretable yield is related to the Champion portfolio. The accretable yield related to the Metris portfolio was fully amortized to interest income during the fourth quarter of 2009.

Collateralized funding transactions We maintain a secured conduit credit facility with commercial banks which provides for secured financing of receivables on a revolving basis totaling $400 million. Of the amount available under this facility, no amounts were utilized at March 31, 2010 or December 31, 2009. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and our general liquidity plans.

Troubled Debt Restructurings The following table presents information about our TDR Loans:

	March 31,	December 31,
	2010	2009

	(in millions)

TDR Loans(1):
Real estate secured(2):
Mortgage Services	$4,522	$4,350
Consumer Lending	5,244	4,776

Total real estate secured	9,766	9,126
Auto finance	217	284
Credit card	485	473
Personal non-credit card	751	726

Total TDR Loans	$11,219	$10,609

HSBC Finance Corporation

	March 31,	December 31,
	2010	2009

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$1,225	$1,137
Consumer Lending	1,081	1,002

Total real estate secured	2,306	2,139
Auto finance	57	61
Credit card	162	158
Personal non-credit card	448	353

Total credit loss reserves for TDR Loans(3)	$2,973	$2,711

(1)	Includes TDR balances reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of cost or fair value. At March 31, 2010, there were no TDR loans included in receivables held for sale. At December 31, 2009, TDR Loans included $53 million of auto finance receivables held for sale.

(2)	At March 31, 2010 and December 31, 2009, TDR Loans totaling $1.0 billion and $773 million, respectively, are recorded at net realizable value less cost to sell and, therefore, have no credit loss reserve associated with them.

(3)	Included in credit loss reserves.

Three Months Ended March 31,	2010	2009

	(in millions)

Average balance of TDR Loans(1)	$10,982	$5,528
Interest income recognized on TDR Loans	145	96

(1)	During the third and fourth quarters of 2009, we developed enhanced tracking capabilities to identify and report TDR Loans which impacts the comparability between the periods reported above. See Note 7, “Receivables,” in our 2009 Form 10-K for further discussion of these enhanced tracking capabilities.

Concentrations of Credit Risk We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables and receivables held for sale have high loan-to-value ratios. Our receivables and receivables held for sale portfolios include the following types of loans:

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

HSBC Finance Corporation

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

	(in billions)

Interest-only loans	$1.3	$1.4
ARM loans(1)(2)	9.3	9.8
Stated income loans	3.4	3.7

(1)	ARM loans with initial reset dates after March 31, 2010 are not significant.

(2)	We do not have any option ARM loans in our portfolio.

At March 31, 2010 and December 31, 2009, interest-only, ARM and stated income loans comprise 19 percent and 20 percent of real estate secured receivables, including receivables held for sale, respectively.

6.  Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three Months Ended March 31,	2010	2009

	(in millions)

Credit loss reserves at beginning of period	$9,264	$12,415
Provision for credit losses	1,919	2,945
Charge-offs	(2,963)	(2,523)
Recoveries	197	135

Credit loss reserves at end of period	$8,417	$12,972

Credit loss reserves since March 31, 2009 were significantly impacted by changes in our charge-off policies for real estate secured, personal non-credit card and auto finance receivables which impacts comparability between periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion.

7.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Real estate secured(1)	$3	$3
Auto finance	-	533

Total receivables held for sale, net	$3	$536

(1)	Consists of real estate secured receivables in our Mortgage Services which were originated with the intent to sell.

HSBC Finance Corporation

The following table shows the activity in receivables held for sale during the three months ended March 31, 2010 and 2009:

Three Months Ended March 31,	2010	2009

Receivables held for sale, beginning of period	$536	$16,680
Receivables purchased from HSBC USA Inc for immediate sale to SC USA(1)	379	-
Transfer of auto finance receivables into receivables held for sale at the lower of cost or fair value	15	-
Receivable sales	(927)	(14,850)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	-	(170)
Transfer of real estate secured receivables into receivables held for investment at the lower of cost or fair value	-	(214)
Net change in receivable balance	-	(37)

Receivables held for sale, end of period	$3	$1,409

(1)	See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” for additional information regarding this transaction.

In March 2010, we sold a portfolio of auto finance receivables to SC USA. See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” for details of this transaction.

In January 2009, we sold our GM and UP Portfolios as well as certain auto finance receivables to HSBC Bank USA. See Note 4, “Receivable Portfolio Sales to HSBC Bank USA,” in our 2009 Form 10-K for details of these transactions.

In March 2009, we transferred real estate secured receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future, generally twelve months for real estate secured receivables. These receivables were transferred at the fair market value as of the date of transfer of $214 million. The outstanding contractual balance of these receivables was $278 million at March 31, 2009.

The valuation allowance on receivables held for sale was $6 million and $18 million at March 31, 2010 and December 31, 2009, respectively.

HSBC Finance Corporation

8.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

		(in millions)

March 31, 2010
Purchased credit card relationships and related programs	$1,736	$-	$1,027	$709
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	273	-

Total	$2,351	$172	$1,470	$709

December 31, 2009
Purchased credit card relationships and related programs	$1,736	$-	$992	$744
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	269	4

Total	$2,351	$172	$1,431	$748

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2010	$142
2011	138
2012	135
2013	99
2014	72

During the first quarter of 2010, our intangible assets related to technology, customer lists and other contracts became fully amortized.

9.  Goodwill

Changes in the carrying amount of goodwill are as follows:

	2010		2009

	(in millions)

Balance at January 1,	$-		$2,294
Goodwill impairment related to our Insurance Services business	-		(260)
Goodwill impairment related to our Card and Retail Services business	-		(393)

Balance at March 31,	$-	(1)	$1,641

(1)	At March 31, 2010 and 2009, accumulated impairment losses on goodwill totaled $6.3 billion and $4.6 billion, respectively.

As a result of the continuing deterioration of economic conditions throughout 2008 and into 2009 as well as the adverse impact to our Insurance Services business which resulted from the closure of all of our Consumer Lending branches, we wrote off all of our remaining goodwill balance during 2009, of which $653 million was written off during the first quarter of 2009. See Note 14, “Goodwill,” in our 2009 Form 10-K for additional information.

HSBC Finance Corporation

10.  Derivative Financial Instruments

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

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Historically, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management strategy that utlizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. We do not use leveraged derivative financial instruments.

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

Control Over Valuation Process and Procedures A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an affiliate, HSBC Bank USA. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

Credit Risk By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits,

HSBC Finance Corporation

collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, as the primary provider of domestic derivative products. We have never suffered a loss due to counterparty failure.

At March 31, 2010 and December 31, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At March 31, 2010 and December 31, 2009, we provided third party swap counterparties with $37 million and $46 million of collateral, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At March 31, 2010 and December 31, 2009, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.5 billion and $3.4 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial asset or derivative related liabilities. At March 31, 2010, we had derivative contracts with a notional value of $57.6 billion, including $56.6 billion outstanding with HSBC Bank USA. At December 31, 2009, we had derivative contracts with a notional value of approximately $59.7 billion, including $58.6 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $96 million and $85 million at March 31, 2010 and December 31, 2009, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$-	$-	Derivative related liabilities	$38	$39
Currency swaps	Derivative financial assets	238	312	Derivative related liabilities	-	-

Total fair value hedges		$238	$312		$38	$39

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

						Amount of Gain
				Amount of Gain		(Loss)
				(Loss) Recognized in		Recognized in
		Location of	Location of	Income		Income
		Gain (Loss)	Gain (Loss)	On the		On the
		Recognized in	Recognized in	Derivative		Hedged Items
		Income on	Income on	Three Months Ended March 31,
	Hedged Item	Derivative	Hedged Item	2010	2009	2010	2009

					(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related income	Derivative related income	$2	$(4)	$(6)	$11
Currency swaps	Fixed rate borrowings	Derivative related income	Derivative related income	11	42	(10)	(33)

Total				$13	$38	$(16)	$(22)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into pay fixed debt of the appropriate functional currency. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) net of tax and totaled a loss of $514 million and $490 million at March 31, 2010 and December 31, 2009, respectively. We expect $446 million ($288 million after tax) of currently unrealized net losses will be reclassified to earnings within one year; however, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(388)	$(358)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	755	1,362	Derivative related liabilities	-	-

Total cash flow hedges		$367	$1,004		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

Gain (Loss)
Reclassed	Gain (Loss)
Gain (Loss)	from	Recognized
Recognized in	Accumulated	Location of Gain	in
OCI	Location of Gain	OCI into	(Loss) Recognized	Income on
on Derivative	(Loss) Reclassified	Income	in Income on	Derivative
(Effective	from Accumulated	(Effective	the Derivative	(Ineffective
Portion)	OCI into Income	Portion)	(Ineffective	Portion)
Three Months Ended March 31,	2010	2009	(Effective Portion)	2010	2009	Portion)	2010	2009

(in millions)

Interest rate swaps	$(28)	$138	Interest expense	$(19)	$(3)	Derivative related income	$-	$1
Interest rate swaps	-	-	Gain on bulk receivable sale to HSBC affiliates	-	(80)	-	-
Currency swaps	(7)	181	Interest expense	(9)	(19)	Derivative related income	3	38

Total	$(35)	$319	$(28)	$(102)	$3	$39

Non-Qualifying Hedging Activities We may enter into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates. The following table provides information related to the location and derivative fair values in the consolidated balance sheet for our non-qualifying hedges:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate contracts	Derivative financial assets	$150	$188	Derivative related liabilities	$11	$12
Currency contracts	Derivative financial assets	36	72	Derivative related liabilities	6	9

Total non-qualifying hedges		$186	$260		$17	$21

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

Amount of Gain(Loss)
Recognized in Income
On Derivative
Location of Gain (Loss)	Three Months Ended
Recognized in Income	March 31,
on Derivative	2010	2009

(in millions)

Interest rate contracts	Derivative related income	$(102)	$(16)
Currency contracts	Derivative related income	-	(1)

Total	$(102)	$(17)

HSBC Finance Corporation

In addition to the non-qualifying hedges described above, we have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are considered economic hedges and realized gains and losses are reported as “Gain on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 11, “Fair Value Option,” for further discussion.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2010	2009	Location	2010	2009
		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$1,085	$1,034	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	574	752	Derivative related liabilities	-	-

Total non-qualifying hedges		$1,659	$1,786		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

		Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	in Income On Derivative
	Recognized in Income	Three Months Ended March 31,
	on Derivative	2010	2009

		(in millions)

Interest rate swaps	Gain on debt designated at fair value and related derivatives	$233	$(14)
Currency swaps	Gain on debt designated at fair value and related derivatives	78	154

Total		$311	$140

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	March 31, 2010	December 31, 2009

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$9,670	$11,585
Currency swaps	14,520	15,373

	24,190	26,958

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	8,057	7,081
Purchased caps	544	682
Foreign exchange:
Swaps	1,291	1,291
Forwards	190	349

	10,082	9,403

Derivatives associated with debt carried at fair value:
Interest rate swaps	19,169	19,169
Currency swaps	4,122	4,122

	23,291	23,291

Total	$57,563	$59,652

11.  Fair Value Option

Long-term debt at March 31, 2010 of $66.5 billion includes $26.7 billion of fixed rate debt carried at fair value. At March 31, 2010, we did not elect FVO for $17.7 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at March 31, 2010 had an aggregate unpaid principal balance of $25.7 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $261 million. Long-term debt at December 31, 2009 includes $26.7 billion of fixed rate debt accounted for under FVO. At December 31, 2009, we did not elect FVO for $19.0 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2009 had an aggregate unpaid principal balance of $25.9 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $488 million.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 17, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

HSBC Finance Corporation

The components of “Gain on debt designated at fair value and related derivatives” are as follows:

	Three Months Ended March 31,
	2010	2009

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(143)	$181
Credit risk component	(35)	3,791

Total mark-to-market on debt designated at fair value	(178)	3,972
Mark-to-market on the related derivatives(1)	100	20
Net realized gains on the related derivatives	211	120

Gain on debt designated at fair value and related derivatives	$133	$4,112

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a gain of $227 million and $196 million for the three months ended March 31, 2010 and 2009, respectively. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a loss of $227 million and $196 million for the three months ended March 31, 2010 and 2009, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $1,020 million and $842 million at March 31, 2010 and December 31, 2009, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – A decrease in long term U.S. interest rates during the first quarter of 2010 resulted in a loss in the interest rate component on the mark-to-market of the debt and gain on the mark-to-market of the related derivative. In the first quarter of 2009, changes in the debt interest rate component and the derivative market value reflect a steepening in the U.S. LIBOR curve. During this period, interest rates for instruments with terms of three years or less decreased while interest rates for instruments with terms of greater than three years increased. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt does not have a corresponding derivative at March 31, 2010. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our secondary market credit spreads tightened during the first quarter of 2010 due to continued increases in market confidence and improvements in marketplace liquidity. During the first quarter of 2009, our credit spreads widened dramatically subsequent to the announcement of the discontinuation of all new customer account originations in our Consumer Lending business and closure of the Consumer Lending branch offices as well as the credit rating downgrades in early March 2009. In the first quarter of 2009, credit spreads also widened

HSBC Finance Corporation

as new issue and secondary bond market credit spreads widened due to a general lack of liquidity in the secondary bond market during the prior year period.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2010 should not be considered indicative of the results for any future periods.

12.  Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended March 31,	2010		2009

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(326)	(35.0)%	$604	35.0%
Increase (decrease) in rate resulting from:
Non-deductible goodwill	-	-	224	13.0
Bulk sale of receivable portfolios to an HSBC affiliate	-	-	(47)	(2.7)
State and local taxes, net of Federal benefit	(4)	(.4)	30	1.7
State rate change effect on net deferred taxes	-	-	32	1.9
Other	-	-	12	.6

Total income tax expense (benefit)	$(330)	(35.4)%	$855	49.5%

The effective tax rate for the three months ended March 31, 2010 was impacted by state and local taxes. The effective tax rate for the three months ended March 31, 2009 was significantly impacted by the non-tax deductible impairment of goodwill related to the Card and Retail Services and Insurance Services businesses. The effective tax rate for the three months ended March 31, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

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

HSBC Finance Corporation

deferred tax assets. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since the recent market conditions have created significant downward pressure and volatility on our near-term pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

Currently, it has been determined that the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy.

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

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.8 billion and $3.0 billion as of March 31, 2010 and December 31, 2009, respectively.

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from these audits on our uncertain tax positions at this time.

HSBC Finance Corporation

13.  Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

Three Months Ended March 31,	2010	2009

	(in millions)

Service cost – benefits earned during the period	$6	$9
Interest cost on projected benefit obligation	15	17
Expected return on assets	(14)	(12)
Recognized losses	9	9
Amortization of prior service cost	(1)	-

Pension expense	$15	$23

Pension expense decreased during the first quarter of 2010 due to lower service and interest costs as a result of reduced headcount from our previously discussed strategic decisions. Also contributing to lower pension expense was the realization of higher returns on plan assets solely due to higher asset levels.

During the first quarter of 2010, we announced that the Board of Directors of HSBC North America had approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan (the “Plan”) effective January 1, 2011. Future accruals to legacy participants under the Plan will thereafter be provided under the cash balance based formula which is now used to calculate benefits for employees hired after December 31, 1996. Furthermore, all future benefit accruals under the Supplemental Retirement Income Plan will also cease effective January 1, 2011.

The aforementioned changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision will be amortized to net periodic pension cost over future service periods of the affected employees. The changes to the Supplemental Retirement Income Plan have been accounted for as a plan curtailment, which resulted in no significant immediate recognition of income or expense.

Components of the net periodic benefit cost for our post-retirement medical plan benefits other than pensions are as follows:

Three Months Ended March 31,	2010	2009

	(in millions)

Service cost – benefits earned during the period	$1	$1
Interest cost	2	3
Gain on curtailment	-	(16)
Recognized gains	-	(1)

Net periodic post-retirement benefit cost (income)	$3	$(13)

During the three months ended March 31, 2009, we recorded a curtailment gain of $16 million as a result of the decision in late February 2009 to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

HSBC Finance Corporation

14.  Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology and some centralized support services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions:

	March 31, 2010	December 31, 2009

	(in millions)

Assets and (Liabilities):
Cash	$176	$295
Securities purchased under agreements to resell	3,485	1,550
Derivative related assets (liability), net	(33)	(56)
Other assets	136	123
Due to affiliates	(9,023)	(9,043)
Other liabilities	(56)	(194)

HSBC Finance Corporation

Three Months Ended March 31,	2010	2009

	(in millions)

Income/(Expense):
Interest expense paid to HSBC affiliates(1)	$(220)	$(297)
Interest income from HSBC affiliates	1	3
Net gain on bulk sale of receivables to HSBC Bank USA	-	57
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	38	17
Daily sales of credit card receivables	78	109
Sales of real estate secured receivables	-	2

Total gain on receivable sales to HSBC affiliates	116	128

Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	3	1
Private label and card receivable servicing and related fees	153	167
Auto finance receivable servicing and related fees	9	14
Taxpayer financial services loan servicing and other fees	56	-
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	3	9
HSBC Technology and Services (USA) Inc. (“HTSU”) servicing fees and rental revenue	14	13

Total servicing and other fees from HSBC affiliates	238	204

Taxpayer financial services loan origination and other fees	(4)	(10)
Support services from HSBC affiliates:
HTSU	(257)	(216)
HSBC Global Resourcing (UK) Ltd.	(34)	(44)
Other HSBC affiliates	(7)	(8)

Total support services from HSBC affiliates	(298)	(268)

Stock based compensation expense with HSBC	(4)	(15)
Insurance commission paid to HSBC Bank Canada	(5)	(5)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

HSBC Finance Corporation

•	In January 2009, we also sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” for further discussion of the transaction with SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new receivable originations on these credit card accounts to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis all new private label receivable originations and new receivable originations on these credit card accounts to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

The following table summarizes the private label, credit card (including the GM and UP Portfolios), auto finance and real estate secured receivables we are servicing for HSBC Bank USA at March 31, 2010 and December 31, 2009 as well as the receivables sold on a daily basis during the three months ended March 31, 2010 and 2009:

		Credit Cards
		General	Union		Auto	Real Estate
	Private Label	Motors	Privilege	Other	Finance	Secured	Total

	(in billions)

Receivables serviced for HSBC Bank USA:
March 31, 2010	$13.9	$4.7	$4.9	$1.9	$-	$1.7	$27.1
December 31, 2009	15.6	5.4	5.3	2.1	2.1	1.8	32.3
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended March 31, 2010	$3.0	$3.1	$.7	$1.0	$-	$-	$7.8
Three months ended March 31, 2009	3.6	3.4	.8	1.0	-	-	8.8

Fees received for servicing these loan portfolios totaled $164 million and $182 million during the three months ended March 31, 2010 and 2009, respectively.

•	The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and

HSBC Finance Corporation

sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.4 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively. Fees paid relating to the servicing of this portfolio totaled less than $1 million during the three months ended March 31, 2010 and $2 million during the three months ended March 31, 2009 and are reported in Support services from HSBC affiliates. The decrease during the first quarter of 2010 reflects a renegotiation of servicing fees for this portfolio.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $15 million (after-tax).

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three months ended March 31, 2010, we paid $2 million for services we received from HSBC Bank USA and received $1 million for services we had provided.

•	HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) are the originating lenders on our behalf for loans initiated by our Taxpayer Financial Services business for clients of a third party tax preparer. We historically purchased the loans originated by HSBC Bank USA and HTCD daily for a fee. During the first quarter of 2010, we began purchasing a smaller portion of these loans. The loans which we previously purchased are now held on HSBC Bank USA’s balance sheet. In the event any of the loans which HSBC Bank USA continues to hold on its balance sheet reach a defined delinquency status, we purchase the delinquent loans at par value as we have assumed all credit risk associated with this program. We receive a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $56 million for the three months ended March 31 2010. In the table above, these fees are shown as taxpayer financial services loan servicing and other fees. For the loans which we continue to purchase from HTCD, we receive taxpayer financial services revenue and pay an origination fee to HTCD. Fees paid for originations totaled $4 million and $10 million during the three months ended March 31, 2010 and 2009, respectively, and are included as an offset to taxpayer financial services revenue. In the table above, these origination fees are shown as taxpayer financial services loan origination and other fees.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either March 31, 2010 or December 31, 2009.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2009. There were no balances outstanding at March 31, 2010 or December 31, 2009.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2009. There were no balances outstanding at March 31, 2010 or December 31, 2009.

HSBC Finance Corporation

Transactions with HSBC Holdings plc:

•	At March 31, 2010 and December 31, 2009, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at March 31, 2010 or December 31, 2009. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million during the three months ended March 31, 2009. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with other HSBC affiliates:

•	Technology and some centralized support services including human resources, corporate affairs, risk management and other shared services and beginning in January 2010, legal, compliance, tax and finance, in North America are centralized within HTSU. Technology related assets are generally purchased and owned by HTSU but may also be capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities which are included in Support services from HSBC affiliates. We also receive revenue from HTSU for rent on certain office space, which has been recorded as a component of servicing and other fees from HSBC affiliates. Rental revenue from HTSU was $12 million and $11 million during the three months ended March 31, 2010 and 2009, respectively.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $56.6 billion and $58.6 billion at March 31, 2010 and December 31, 2009, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.5 billion and $3.4 billion at March 31, 2010 and December 31, 2009, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $5 million during the three months ended March 31, 2009.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $18 million during the three months ended March 31, 2009.

•	We purchase securities from HSBC Securities (USA) Inc. (“HSI”) under an agreement to resell. Interest income recognized on these securities totaled $1 million and $2 million during the three months ended March 31, 2010 and 2009, respectively, and is reflected as Interest income paid to HSBC affiliates in the table above.

HSBC Finance Corporation

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $34 million and $44 million during the three months ended March 31, 2010 and 2009, respectively, are included as a component of Support services from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also include banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 13, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	Historically, we have utilized HSBC Markets (USA) Inc, (“HMUS”) to lead manage the underwriting of term debt issuances. There were no fees paid to the affiliate for such services during 2010 or 2009. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

•	We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During the three months ended March 31, 2010 and 2009, we recorded fees of $1 million for providing this guarantee. As of March 31, 2010, the outstanding balance of the guaranteed notes was $2.4 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network during the three months ended March 31, 2010 and 2009 were $5 million and are included in insurance Commission paid to HSBC Bank Canada in the table above.

15.  Business Segments

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis. There have been no changes in our measurement of segment profit (loss) or the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

Our Card and Retail Services segment comprises our core operations and includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet.

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses which are no longer considered central to our core operations. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The All Other caption includes our Insurance business which continues to be a core part of our operations as well as our Taxpayer Financial Services and Commercial businesses which are no longer considered central to our core operations. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure including goodwill arising from our acquisition by HSBC.

HSBC Finance Corporation

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

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(3)	Adjustments(4)	ifications(5)	Totals

							(in millions)

Three months ended March 31, 2010
Net interest income	$1,279	$707	$285	$-		$2,271	$(741)	$(95)	$(231)	$1,204
Other operating income (Total other revenues)	391	(58)	(59)	(7	)(1)	267	95	46	303	711

Total operating income (loss)	1,670	649	226	(7)		2,538	(646)	(49)	72	1,915
Loan impairment charges (Provision for credit losses)	537	1,758	(1)	-		2,294	(309)	(66)	-	1,919

	1,133	(1,109)	227	(7)		244	(337)	17	72	(4)
Operating expenses	452	267	82	(7)		794	(11)	74	72	929

Profit (loss) before tax	$681	$(1,376)	$145	$-		$(550)	$(326)	$(57)	$-	$(933)

Intersegment revenues	3	18	(14)	(7	)(1)	-	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	34,987	73,143	1,745	-		109,875	(27,271)	(590)	(1,700)	80,314
Assets	33,519	71,558	15,002	-		120,079	(26,483)	(3,384)	(136)	90,076

Three months ended March 31, 2009
Net interest income	$1,340	$1,035	$256	$-		$2,631	$(724)	$(84)	$(144)	$1,679
Other operating income (Total other revenues)	660	(39)	4,030	(7	)(1)	4,644	103	(85)	306	4,968

Total operating income (loss)	2,000	996	4,286	(7)		7,275	(621)	(169)	162	6,647
Loan impairment charges (Provision for credit losses)	1,511	2,435	-	-		3,946	(839)	(162)	-	2,945

	489	(1,439)	4,286	(7)		3,329	218	(7)	162	3,702
Operating expenses	488	557	1,677	(7)		2,715	3	(905)	162	1,975

Profit (loss) before tax	$1	$(1,996)	$2,609	$-		$614	$215	$898	$-	$1,727

Intersegment revenues	2	34	(29)	(7	)(1)	-	-	-	-	-
Balances at end of period:				-
Customer loans (Receivables)	$42,867	$95,651	$1,076	$-		$139,594	$(33,686)	$(441)	$(2,409)	$103,058
Assets	40,976	92,139	13,609	(3	)(2)	146,721	(32,225)	(3,137)	(166)	111,193

(1)	Eliminates intersegment revenues.

HSBC Finance Corporation

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Management Basis Adjustments represent the GM and UP credit card Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Other operating income (Total other revenues)

Present value of long-term insurance contracts – Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contract is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk premium attributable to the respective long-term insurance business. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

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

HSBC Finance Corporation

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income and subsequently recognized in profit and loss as the shares vest. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP.

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

Operating expenses

Goodwill impairments – Goodwill impairment under IFRSs was higher than that under U.S. GAAP due to higher levels of goodwill established under IFRSs as well as differences in how impairment is measured as U.S. GAAP requires a two-step impairment test which requires the fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination.

Policyholder benefits – Operating expenses under IFRSs are lower as policyholder benefits expenses are reported as an offset to other revenues as discussed above.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor”. Furthermore, in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan

HSBC Finance Corporation

curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

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

Other – In addition to the differences discussed above, derivative financial assets are higher under IFRSs than under U.S. GAAP as U.S. GAAP permits the netting of certain items. No similar requirement exists under IFRSs.

16.  Variable Interest Entities

On January 1, 2010, we adopted the new guidance which amends the accounting for the consolidation of variable interest entities. The new guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative approach focusing on risk and reward to a qualitative approach focusing on the power to direct the activities of the VIE and the obligation to absorb losses and/or the right to receive benefits of the VIE. The adoption of the new guidance has not resulted in any changes to consolidated entities for us.

Variable Interest Entities We consolidate VIEs in which we hold a controlling financial interest as evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE and therefore are deemed to be the primary beneficiary. We take into account all of our involvements in a VIE in identifying (explicit or implicit) variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity facilities to support the VIE’s debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued, (iv) design, organize and structure the transaction and (v) retain a financial or servicing interest in the VIE.

We are required to evaluate whether to consolidate a VIE when we first become involved and on an ongoing basis. In almost all cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary beneficiary. In rare cases, a more detailed analysis to quantify the extent of variability to be absorbed by each variable interest holder is required to determine the primary beneficiary.

Consolidated VIEs In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to meet our own funding needs through collateralized funding transactions. We transfer certain receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. This has not changed as a result of the new accounting guidance effective January 1, 2010. As a result, all receivables transferred in these secured financings have remained and continue to remain on our balance sheet and the debt securities issued by them have remained and continue to be included in long-term debt.

HSBC Finance Corporation

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$6,244	$-	$6,404	$-
Available-for-sale investments	10	-	13	-
Long-term debt	-	4,482	-	4,678

Subtotal	6,254	4,482	6,417	4,678
Credit card collateralized funding vehicles:
Receivables, net	1,585	-	1,821	-
Long-term debt	-	-	-	-

Subtotal	1,585	-	1,821	-
Auto finance collateralized funding vehicles:
Receivables, net	838	-	1,145	-
Other assets	117	-	152	-
Long-term debt	-	586	-	778

Subtotal	955	586	1,297	778

Total	$8,794	$5,068	$9,535	$5,456

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general credit.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged leases and investments in community partnerships that were not consolidated at March 31, 2010 or December 31, 2009 because we are not the primary beneficiary. At March 31, 2010, we have assets totaling $37 million on our consolidated balance sheet which represents our maximum exposure to loss for these VIEs.

Additionally, we are involved with other VIEs which currently provide funding to HSBC Bank USA through collateralized funding transactions. We have not consolidated these VIEs at March 31, 2010 or December 31, 2009 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts.

17.  Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are disorderly, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Assets	Quoted Prices in
	(Liabilities)	Active Markets for	Significant Other	Significant
	Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(in millions)

March 31, 2010:
Derivative financial assets(1):
Interest rate swaps	$1,292	$-	$1,292	$-
Currency swaps	1,793	-	1,793	-
Derivative netting	(635)	-	(635)	-

Total derivative financial assets	2,450	-	2,450	-
Available-for-sale securities:
U.S. Treasury	426	426	-	-
U.S. government sponsored enterprises	137	21	116	-
U.S. government agency issued or guaranteed	18	-	18	-
Obligations of U.S. states and political subdivisions	31	-	31	-
Asset-backed securities	79	-	52	27
U.S. corporate debt securities	1,676	-	1,666	10
Foreign debt securities:
Government	81	9	72	-
Corporate	279	-	279	-
Equity securities	12	-	12	-
Money market funds	425	425	-	-
Accrued interest	31	2	29	-

Total available-for-sale securities	3,195	883	2,275	37
Total assets	$5,645	$883	$4,725	$37

Long-term debt carried at fair value	$(26,690)	$-	$(26,690)	$-
Derivative related liabilities(1):
Interest rate swaps	(494)	-	(494)	-
Currency swaps	(190)	-	(190)	-
Foreign Exchange Forward	(6)	-	(6)	-
Derivative netting	635	-	635	-

Total derivative related liabilities	(55)	-	(55)	-

Total liabilities	$(26,745)	$-	$(26,745)	$-

December 31, 2009:
Derivative financial assets(1)	$3,363	$-	$3,363	$-
Available-for-sale securities:
U.S. Treasury	196	196	-	-
U.S. government sponsored enterprises	97	21	74	2
U.S. government agency issued or guaranteed	21	-	21	-
Obligations of U.S. states and political subdivisions	32	-	31	1
Asset-backed securities	83	-	57	26
U.S. corporate debt securities	1,724	-	1,704	20
Foreign debt securities	366	10	356	-
Equity securities	12	-	12	-
Money market funds	627	627	-	-
Accrued interest	29	1	28	-

Total available-for-sale securities	3,187	855	2,283	49

Total assets	$6,550	$855	$5,646	$49

Long-term debt carried at fair value	$(26,745)	$-	$(26,745)	$-
Derivative related liabilities	(59)	-	(59)	-

Total liabilities	$(26,804)	$-	$(26,804)	$-

(1)	The fair value disclosed does not include swap collateral which was a net liability of $2.4 billion and $3.4 billion at March 31, 2010 and December 31, 2009, respectively, and that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” and is netted on the balance sheet with the fair value amount recognized for derivative instruments when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at March 31, 2010:

	Level 2	Level 3	Total

	(in millions)

AAA to AA(1)	$383	$-	$383
A+ to A-(1)	1,153	3	1,156
BBB+ to Unrated(1)	130	7	137

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Into/Out of Level 1 and Level 2 There were no transfers between Level 1 (quoted unadjusted prices in active markets for identical assets or liabilities) and Level 2 (using inputs that are observable for the identical asset or liability, either directly or indirectly) during the three months ended March 31, 2010.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and 2009.

		Total Gains and
		(Losses)					Transfers	Transfers
		Included in					Out of	Out of
			Other				Level 2	Level 3		Current Periods
	Jan. 1,		Comp.				and Into	and Into	Mar. 31	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 2	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Obligations of U.S. states and political subdivisions	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(1)	-	-	-	2	-	27	(10)
U.S. corporate debt securities	20	-	-	-	-	-	7	(17)	10	-

Total assets	$49	$-	$(1)	$-	$-	$(1)	$9	$(19)	$37	$(10)

		Total Gains and (Losses) Included in
			Other				Transfers	Transfers		Current Periods
	Jan. 1,		Comp.				Into	Out of	Mar. 31	Unrealized
	2009	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$2	$-	$2	$-
Asset-backed securities	38	-	(2)	-	-	-	12	(18)	30	(32)
U.S. corporate debt securities	84	-	-	4	-	-	16	(72)	32	(8)
Foreign debt securities	-	-	-	-	-	-	6	-	6	-
Equity Securities	51	(8)	-	-	-	(1)	-	-	42	-
Accrued interest	2	-	-	-	-	-	-	(1)	1	-

Total assets	$175	$(8)	$(2)	$4	$-	$(1)	$36	$(91)	$113	$(40)

HSBC Finance Corporation

The amount of total gains or losses for the three months ended March 31, 2010 and 2009 included in income attributable to the change in unrealized losses relating to assets still held at March 31, 2010 and 2009 was $0 million and $(8) million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) For the
	of March 31, 2010				Three Months Ended
	Level 1	Level 2	Level 3	Total	March 31, 2010

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$3	$3	$-

Real estate owned(1)	$-	$780	$-	$780	$(39)

Repossessed vehicles(1)	$-	$20	$-	$20	$ -(2)

					Total Gains
					(Losses) For the
	Non-Recurring Fair Value Measurements as				Three Months Ended
	of March 31, 2009				March 31,
	Level 1	Level 2	Level 3	Total	2009

	(in millions)

Real estate secured	$-	$-	$41	$41	$(2)
Credit cards	-	-	1,360	1,360	(167)

Total receivables held for sale at fair value(3)	$-	$-	$1,401	$1,401	$(169)

Goodwill(4)	$-	$-	$1,641	$1,641	$(653)

Intangible assets(4)	$-	$-	$20	$20	$(14)

Real estate owned(1)	$-	$888	$-	$888	$(97)

Repossessed vehicles(1)	$-	$47	$-	$47	$ -(2)

(1)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transaction costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	Repossessed vehicles are typically sold within two months of repossession. As a result, fair value adjustments subsequent to repossession are not significant.

(3)	Excludes $8 million of receivables held for sale at March 31, 2009 for which the fair value exceeds carrying value.

(4)	During the three months ended March 31, 2009, goodwill with a carrying amount of $260 million allocated to our Insurance Services business and $2,034 million allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million and $1,641 million, respectively. Additionally, technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million during the three months ended March 31, 2009. No write-down of goodwill or intangible assets occurred during the three months ended March 31, 2010.

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table

HSBC Finance Corporation

summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$189	$189	$311	$311
Interest bearing deposits with banks	10	10	17	17
Securities purchased under agreements to resell	5,186	5,186	2,850	2,850
Securities	3,195	3,195	3,187	3,187
Consumer receivables:
Mortgage Services:
First lien	14,510	9,190	15,244	8,824
Second lien	2,248	645	2,331	672

Total Mortgage Services	16,758	9,835	17,575	9,496
Consumer Lending:
First lien	31,546	21,725	32,751	20,918
Second lien	3,619	1,051	3,791	1,149

Total Consumer Lending real estate secured receivables	35,165	22,776	36,542	22,067
Non-real estate secured receivables	7,705	5,379	8,776	5,848

Total Consumer Lending	42,870	28,155	45,318	27,915
Credit card	9,197	8,685	9,905	9,358
Auto Finance	3,033	2,872	3,556	3,348

Total consumer receivables	71,858	49,547	76,354	50,117
Receivables held for sale	3	3	536	536
Due from affiliates	136	136	123	123
Derivative financial assets	-	-	-	-
Financial liabilities:
Commercial paper	3,700	3,700	4,291	4,291
Due to affiliates	9,023	9,131	9,043	9,259
Long-term debt carried at fair value	26,690	26,690	26,745	26,745
Long-term debt not carried at fair value	39,798	38,700	42,913	41,144
Insurance policy and claim reserves	996	1,112	996	1,092
Derivative financial liabilities	45	45	60	60

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of value we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant

HSBC Finance Corporation

pricing discount from our intrinsic value. The estimated fair values at March 31, 2010 and December 31, 2009 reflect these market conditions.

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

Significant inputs used in the valuation of our investment securities include selection of an appropriate risk-free rate, forward yield curve and credit spread which establish the ultimate discount rate used to determine the net present value of estimated cash flows. For asset-backed securities, selection of appropriate prepayment rates,

HSBC Finance Corporation

default rates and loss severities also serve as significant inputs in determining fair value. We perform validations of the fair values sourced from the independent pricing services at least quarterly. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes. The validation process provides us with information as to whether the volume and level of activity for a security has significantly decreased and assists in identifying transactions that are not orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

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

HSBC Finance Corporation

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

We accrue for litigation-related liabilities when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, we believe, in light of all information known to us at March 31, 2010, that our litigation reserves are adequate at such date. We review litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. We believe that our defenses to the claims asserted against us in our currently active litigation have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that we will either prevail on our outstanding motions to dismiss or that the Seventh Circuit will reverse the trial Court verdict upon appeal. As such, it is not probable a loss has been incurred as of March 31, 2010 as a result of this verdict. Therefore, no loss accrual was established as a result of the verdict.

HSBC Finance Corporation

19.  New Accounting Pronouncements

Accounting for transfers of financial assets In June 2009, the FASB issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provides additional guidance with regard to the accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have any impact on our financial position or results of operations.

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. Effective January 1, 2010, certain VIEs which are not consolidated currently will be required to be consolidated. The guidance is effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have an impact on our financial position or results of operations. See Note 16, “Special Purpose Entities,” in these consolidated financial statements for additional information.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in their entirety effective January 1, 2010. See Note 17, “Fair Value Measurements” in these consolidated financial statements.

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarifies an entity that either (a) is an SEC filer, or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminates the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification is not expected to have a material impact to our financial position or results of operations.

HSBC Finance Corporation

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in MD&A as “we”, “us”, or “our”.

Current Environment During the first quarter of 2010, economic conditions in the United States continued to improve. Liquidity has returned to the financial markets for all sources of funding except for mortgage securitization and companies are able to issue debt with credit spreads now approaching levels historically seen prior to the crisis, despite the U.S. government’s exit from some of its support programs. While the slowing pace of job losses is helping the housing markets, the first-time homebuyer tax credit as well as low interest rates resulting from government monetary policy actions have been the main forces driving up home sales and shrinking home inventories, which has resulted in home price stabilization, particularly in the middle and lower price sectors. How sustainable these improvements will be in the absence of these government actions remains to be seen.

Deterioration in the job market continued to ease in the first quarter of 2010 as job losses slowed in the first two months of the year and job gains of over 150,000 were reported for March 2010, the biggest monthly gain in the last three years. Despite the improving job picture, U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained stubbornly high at 9.7 percent in March 2010, a decrease of only 30 basis points since December 2009. In addition, a significant number of U.S. residents are no longer looking for work and are not reflected in the U.S. unemployment rates. Unemployment rates in 17 states are greater than the U.S. national average. The increases in unemployment rates have been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment rates in 11 states are at or above 11 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

HSBC Finance Corporation

Although we noted signs of improvement in mortgage lending industry trends during the first quarter of 2010, we continue to be affected by the following:

>	Overall levels of delinquencies remain elevated;

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

>	While home prices have begun to stabilize in most markets, including some parts of California, they remain under pressure due to elevated foreclosure levels;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts a borrower’s ability to refinance existing mortgage loans.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, previous volatility experienced by the credit markets and corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing market continue to remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis. Weak consumer fundamentals, including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market, continue to depress consumer confidence. Additionally there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with general economic weakness and recent and proposed regulatory changes will likely continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of an economic recovery and the impact of any further regulatory changes.

The U.S. Federal government and banking regulators continued their efforts to stabilize the U.S. economy and reform the financial markets throughout 2009 and into 2010. In June 2009, the Administration unveiled its proposal for a sweeping overhaul of the financial regulatory system. The Financial Regulatory Reform proposals are comprehensive and include the creation of an inter-agency Financial Services Oversight Council to, among other things, identify emerging risks and advise the Federal Reserve Board regarding institutions whose failure could pose a threat to financial stability; expand the Federal Reserve Board’s powers to regulate these systemically-important institutions and impose more stringent capital and risk management requirements; create a Consumer Financial Protection Agency (the “CFPA”) as a single primary Federal consumer protection supervisor, which will regulate credit, savings, payment and other consumer financial products and services and providers of those products and services; and impose comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, and prudent supervision of OTC derivatives dealers. In December 2009, the House of Representatives passed The Wall Street Reform and Consumer Protection Act, which addresses many of the Administration’s proposed reforms. Similar legislation was approved in March 2010 by the U.S. Senate Committee on Banking, Housing and Urban Affairs. In addition, on January 14, 2010, the Administration announced its intention to propose a Financial Crisis Responsibility Fee to be assessed against financial institutions with more than $50 billion in consolidated assets for at least 10 years. It is likely that some portion of the financial regulatory reform proposals will be adopted and enacted. The reforms may have a significant impact on the operations of financial institutions in the U.S., including us and our affiliates. However, it is not possible to assess the impact of financial regulatory reform until final legislation has been enacted and the related regulations have been adopted.

HSBC Finance Corporation

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. For a complete discussion of the CARD Act as well as the impact to our operations, see “Segment Results – IFRS Management Basis.”

Business Focus As discussed in this and prior filings, during the past few years we have made numerous strategic decisions regarding our operations, with the intent to lower the risk profile of our operations as well as reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. As a result of these strategic decisions, our core operations currently consist of our credit card and retail services business, as well as our insurance operations. Our lending products currently include primarily MasterCard and Visa credit cards and private label credit cards. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our core credit card receivable portfolio totaled $10.6 billion at March 31, 2010 reflecting a decrease of 9 percent since December 31, 2009 as a result of seasonal trends, numerous actions we have taken to manage risk beginning in the fourth quarter of 2007, including reduced marketing levels as well as an increased focus by consumers to reduce outstanding credit card debt which has resulted in a higher level of balance run-off compared to what we typically have seen in the first quarter due to seasonality.

Our Consumer Lending, Mortgage Services and Auto Finance businesses are not considered central to our core operations. As a result, the real estate secured, auto finance and personal non-credit card receivable portfolios of these non-core businesses, which totaled $69.7 billion at March 31, 2010 are currently liquidating. The timeframe in which these portfolios will liquidate is dependent upon numerous factors some of which are beyond our control. The rate at which receivables pay off prior to their maturity fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. However, we have experienced some improvements in overall loan payment rates during the first quarter of 2010 due to the impact of government stimulus programs which have targeted our customer base and seasonality. Additionally, our loan modification programs which are designed to maximize cash collections and avoid foreclosure or repossession if economically reasonable, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the receivable portfolios of our non-core businesses to decline between 55 percent and 65 percent over the next four to five years and be comprised primarily of real estate secured receivables at the end of this period. Attrition will not be linear during this period. Over the next two years, charge-off related receivable run-off is expected to remain high due to the economic environment. Run-off will later slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

During the first quarter of 2010 we completed the sale of both our auto finance receivable servicing operations as well as $927 million of auto finance receivables (of which $379 million was purchased from HSBC Bank USA immediately prior to the sale) to Santander Consumer USA, Inc. (“SC USA”). See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” in the accompanying consolidated financial statements for further details of this transaction.

We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the subprime credit card industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, asset levels and further alterations or refinement of product offerings as we work to reposition our active businesses for long-term success. Although nothing is currently contemplated, we continue to evaluate additional ways to identify funding opportunities with HSBC Bank USA, within the regulatory framework.

HSBC Finance Corporation

Performance, Developments and Trends Our net loss was $603 million during the three months ended March 31, 2010 compared to net income of $872 million in the prior year quarter. Our results in both periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option and in the three months ended March 31, 2009, goodwill and other intangible asset impairment charges, which need to be excluded to understand the underlying performance trends of our business. The following table summarizes the collective impact of these items on our income (loss) before income tax for the periods presented:

Three Months Ended March 31,	2010	2009

Income (loss) before income tax, as reported	$(933)	$1,727
Gain in value of fair value option debt and related derivatives	(133)	(4,112)
Goodwill and other intangible asset impairment charges	-	667

Income (loss) before income tax, excluding above items(1)	$(1,066)	$(1,718)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the above table, our results for the three months ended March 31, 2010 improved $652 million compared to the three months ended March 31, 2009 as lower net interest income and lower other revenues were more than offset by a lower provision for credit losses and lower operating expenses.

The underlying performance trends of our business have also been impacted by changes to our charge-off policies for our real estate secured and personal non-credit card receivables in December 2009 (the “December 2009 Charge-off Policy Changes”). Beginning in December 2009, we now write down real estate secured receivables to net realizable value less estimated cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent. As a result of these actions, delinquent real estate secured and personal non-credit card receivables charge-off earlier during the first quarter of 2010 than in the historical periods. See our 2009 Form 10-K for further discussion of these policy changes.

Net interest income decreased during the three months ended March 31, 2010 as compared to the prior year quarter primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts, an increased focus by consumers to reduce outstanding credit card debt and lower levels of performing receivables. The decrease also reflects lower overall yields on our receivable portfolio including the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card receivables now charge-off earlier than in the historical period and as a result all of the underlying accrued interest income is reversed against net interest income upon charge-off earlier as well. Net interest income was also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding credit card, auto finance and personal non-credit card receivables have run-off at a faster pace than real estate secured receivables. These decreases were partially offset by lower interest expense due to lower average rates for floating rate borrowings on lower average borrowings.

Our real estate secured and personal non-credit card receivable portfolios reported lower yields during the first quarter of 2010, while our credit card receivable portfolio reported higher yields. Lower yields in our real estate secured and personal non-credit card receivable portfolios reflect the higher levels of loan modifications since March 31, 2009 and the impact of the December 2009 Charge-off Policy Changes as discussed above. Yields on our credit card receivable portfolio increased during the first quarter of 2010 as a result of repricing initiatives during the fourth quarter of 2009 which were partially offset by the implementation of certain provisions of new credit card legislation including restrictions impacting repricings of delinquent accounts. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect decreasing rates on overnight investments. Net interest margin decreased to 5.42 percent during the three months ended March 31, 2010 compared to 5.87 percent during the three months

HSBC Finance Corporation

ended March 31, 2009 due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs.

Other revenues during the three months ended March 31, 2010 and 2009 were impacted by a gain on debt designated at fair value and related derivatives, although the impact was significantly greater during the year-ago quarter. Excluding the gain on debt designated at fair value and related derivatives from both periods, other revenues decreased during the three months ended March 31, 2010 due to lower fee income, lower enhancement services revenues, lower derivative income and lower taxpayer financial services (“TFS”) revenue, partially offset by higher servicing and other fees from HSBC affiliates and lower fair value write-downs on receivables held for sale. Lower fee income reflects lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from the implementation of certain provisions of new credit card legislation which resulted in lower overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. Lower enhancement services revenue reflects the impact of lower credit card receivable levels. Lower derivative related income reflects the impact of falling long term U.S. interest rates on our portfolio of pay fixed/receive variable non-qualifying hedges and the impact of changes in foreign currency rates on our cross currency hedges. Lower taxpayer financial services (“TFS”) revenues reflect changes in the way this program is jointly managed between us and HSBC Bank USA. Beginning in the first quarter of 2010, a portion of the loans we previously purchased are now retained by HSBC USA Inc. and we receive a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans. As a result, the decrease in TFS revenue during the first quarter of 2010 is largely offset by higher servicing and other fee revenue related to these loans which is recorded as a component of servicing and other fees from HSBC affiliates. Higher servicing and other fees from HSBC affiliates reflects the new servicing and other fees related to TFS loans as discussed above, partially offset by lower levels of other receivables being serviced for HSBC Bank USA and the transition of services we previously performed for HSBC affiliates to HSBC Technology & Services (USA) Inc. (“HTSU”). Lower fair value markdowns during the current quarter reflect a smaller portfolio of held for sale receivables than during the year-ago quarter.

Our provision for credit losses decreased significantly during the three months ended March 31, 2010 as compared to the year-ago quarter as a result of a lower provision for credit losses in our core credit card receivable portfolio as well as lower provision for credit losses on receivables in our non-core Mortgage Services, Consumer Lending and Auto Finance businesses.

•	Provision for credit losses in our core credit card receivable portfolio decreased $368 million during the three months ended March 31, 2010 due to lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including improved early stage delinquency roll rates as economic conditions improved. The impact of higher unemployment rates on credit card receivable losses has not been as severe due in part to improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. The lower provision for credit losses was partially offset by portfolio seasoning.

•	The provision for credit losses in our Mortgage Services business decreased $223 million in the first quarter of 2010 as a result of lower receivable levels as the portfolio continues to liquidate, delinquency levels continue to decrease, economic conditions improved and a higher percentage of charge-offs were on first lien loans which generally have lower charge-offs than second lien loans. These decreases were partially offset by the impact of higher levels of troubled debt restructurings (“TDR Loans”) as compared to the year-ago quarter and higher loss estimates associated with these receivables which are not prepaying as quickly as historically experienced as well as the impact of higher unemployment levels. While recent loss severities on foreclosed loans have been lower as compared to the year-ago quarter as home prices have begun to stabilize in most markets, the impact of lower severities was offset by a higher estimate of charge-offs related to loans where we have previously decided not to pursue foreclosure.

•	The provision for credit losses in our Consumer Lending business decreased $339 million in the first quarter of 2010 reflecting lower receivable levels as both the real estate secured and personal non-credit card

HSBC Finance Corporation

receivable portfolios continue to liquidate, delinquency levels continue to decrease and economic conditions improved. The decrease in provision for real estate secured receivables also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans as well as an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have stabilized. These decreases in the provision for credit losses for real estate secured receivables were partially offset by lower receivable prepayments, portfolio seasoning, higher levels of unemployment and increased levels of troubled debt restructures including higher reserve requirements associated with these receivables. While recent loss severities on foreclosed loans have been lower as compared to the year-ago quarter as home prices have begun to stabilize in most markets, the impact of lower severities was offset by a higher estimate of charge-offs related to loans where we have previously decided not to pursue foreclosure. The decrease in the provision for credit losses for personal non-credit card receivables reflects lower receivable levels, lower delinquency levels and improvements in economic conditions, partially offset by higher levels of TDR Loans including higher reserve requirements associated with these receivables.

•	The provision for credit losses in our auto finance receivable portfolio decreased as a result of lower receivable levels as the portfolio continues to liquidate. Lower receivable levels also reflect the transfer of $533 million of auto finance receivable to receivables held for sale subsequent to March 31, 2009. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles.

In recent years, the impact of seasonal patterns in our provision for credit losses has been masked by the impact of a sustained deterioration in credit quality across all of our receivable portfolios. As the credit quality in our portfolios stabilize, we anticipate that these seasonal patterns will re-emerge as a more significant component of our overall trend in loss provision.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During the three months ended March 31, 2010, the provision for credit losses was $847 million lower than net charge-offs. During the year-ago quarter, the provision for credit losses was higher than net charge-offs by $557 million. Lower credit loss reserves at March 31, 2010 reflect lower receivable levels, improved economic and credit conditions including lower delinquency levels and the continued stabilization of the housing markets. These conditions have resulted in an overall improved outlook on future loss estimates. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Real Estate Secured Receivables(1)				Credit Card
	Consumer Lending		Mortgage Services		Receivables
	2010	2009	2010	2009	2010	2009

	(in millions)

Credit loss reserves at January 1,	$3,047	$3,392	$2,385	$3,726	$1,824	$2,258
Provision for credit losses	587	860	455	678	201	569
Charge-offs	(861)	(398)	(655)	(593)	(592)	(557)
Recoveries	14	5	16	8	62	55

Credit loss reserves at March 31,	$2,787	$3,859	$2,201	$3,819	$1,495	$2,325

(1)	Credit loss reserves since March 31, 2009 were significantly impacted by changes in our charge-off policies for real estate secured receivables which impacts comparability between periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion.

HSBC Finance Corporation

Total operating expenses decreased significantly during the first quarter of 2010 as compared to three months ended March 31, 2009, due in part to the following items recorded during the year-ago period:

•	Restructuring charges totaling $169 million related to the decision to discontinue all new customer account originations for our Consumer Lending business and to close the Consumer Lending branch offices. See Note 3, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision;

•	Goodwill impairment charges of $653 million related to our Card and Retail Services and Insurance Services businesses;

•	Impairment charges of $14 million relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items in the year-ago quarter, total operating expenses remained lower, decreased 18 percent, due to lower salary expense, lower occupancy and equipment expenses and lower real estate owned expenses reflecting the further reduced scope of our business operations since March 31, 2009 and continued entity-wide initiatives to reduce costs, partially offset by higher collection costs.

Our effective income tax rate was 35.37 percent for the three months ended March 31, 2010 compared to 49.51 percent in the year-ago quarter. The effective tax rate for the three months ended March 31, 2009 was significantly impacted by the non-tax deductible impairment of goodwill related to the Card and Retail Services and Insurance Services businesses. The effective tax rate for the prior year quarter was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three month periods ended March 31, 2010 and 2009 and as of March 31, 2010 and December 31, 2009.

Three Months Ended March 31,	2010	2009

	(dollars are in millions)

Net income (loss)	$(603)	$872
Return on average owned assets (“ROA”)	(2.59)%	2.96%
Return on average common shareholder’s equity (“ROE”)	(32.74)	26.54
Net interest margin	5.42	5.87
Consumer net charge-off ratio, annualized	13.28	9.02
Efficiency ratio(1)	47.36	29.13

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Receivables:
Core(2)	$10,597	$11,626
Non-core(3)	69,717	74,032

Total	$80,314	$85,658

Receivables held for sale	$3	$536

Two-month-and-over contractual delinquency ratio	13.60%	14.58%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Core receivables consist of our credit card receivable portfolios.

(3)	Non-core receivables consists primarily of the liquidating receivable portfolios in our Consumer Lending, Mortgage Services and Auto Finance businesses.

HSBC Finance Corporation

Performance Ratios Our efficiency ratio was 47.36 percent for the three months ended March 31, 2010 compared to 29.13 percent in the year-ago quarter. Our efficiency ratio during the three months ended March 31, 2010 and 2009 was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three months ended March 31, 2009 was also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio increased 735 basis points during the first quarter of 2010 as receivable portfolio liquidation and declining overall yields on our receivable portfolio caused net interest income to decrease more rapidly than operating expenses. The volatility between periods in other revenues, including lower derivative income and lower fee income, partially offset by improved lower fair value write-downs on receivables held for sale also significantly impacted the efficiency ratio during the current period.

Our return on average common shareholder’s equity (“ROE”) was (32.74) percent for the three months ended March 31, 2010 compared to 26.54 percent in the year-ago quarter. Our return on average owned assets (“ROA”) was (2.59) percent for the three months ended March 31, 2010 compared to 2.96 percent in the year-ago quarter. ROE and ROA were impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three months ended March 31, 2009 were also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items, ROE decreased 603 basis points as compared to the year-ago quarter. Although our net loss improved significantly during the current quarter, our net loss in 2010 represented a higher percentage of average common shareholder’s equity for the three months ended March 31, 2010 than as compared to the year-ago quarter as our equity decreased as a result of the losses sustained. Excluding these items, ROA increased 47 basis points as compared to the year-ago quarter as the improvement in our results during the quarter outpaced the decrease in lower average assets.

Receivables Receivables were $80.3 billion at March 31, 2010 and $85.7 billion at December 31, 2009. The decrease in our core credit card receivable portfolio since December 31, 2009 reflects the continuing impact of actions taken to mitigate risk, including reduced marketing levels and an increased focus of consumers to reduce outstanding credit card debt. The decrease in our non-core receivable portfolios since December 31, 2009 reflects the continued liquidation of these portfolios which will continue to decline going forward and, as it relates to our real estate secured receivable portfolio, partially offset by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. All receivable portfolios were impacted by seasonal improvements in collection activities during the first quarter as some customers use their tax refunds to make payments. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale were $3 million at March 31, 2010 and $536 million at December 31, 2009. The decrease reflects the sale of auto finance receivables to SC USA in the first quarter of 2010. See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” in the accompanying consolidated financial statements for further details of this transaction.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) decreased to 13.60 percent at March 31, 2010 as compared to 14.27 percent at December 31, 2009. Lower dollars of contractual delinquency reflect lower receivable levels due to lower origination volumes in our core credit card receivable portfolio and continued liquidation of our non-core receivable portfolios as well as seasonal improvements in our collection activities during the first quarter as some customers use their tax refunds to make payments. We believe the seasonal improvements were higher than historically experienced during the first quarter due to an increased focus by consumers to reduce credit card debt due in part to higher tax refunds and the impact of the government stimulus programs which have targeted our customer base resulting in higher overall payment rates. Lower dollars of delinquency in our core credit card receivable portfolio also reflect improved early stage delinquency roll rates due to improvements in economic conditions and seasonal improvements in collection. The delinquency ratio decreased as compared to the prior quarter as the dollars of delinquency decreased at faster pace than receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

HSBC Finance Corporation

Net charge-offs of consumer receivables as a percentage of average consumer receivables (“net charge-off ratio”) decreased to 13.28 percent for the three months ended March 31, 2010 as compared to the quarter ended December 31, 2009 and increased as compared to the quarter ended March 31, 2009. The net charge-off ratio and net charge-off dollars for the three months ended December 31, 2009 were significantly impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables, which resulted in charge-offs being recognized sooner for these products and increased net charge-off dollars by $3.5 billion during the three months ended December 31, 2009. Excluding the one-time impact of the adoption of these policy changes during the prior quarter, net charge-off dollars and ratios were still higher compared to the prior quarter reflecting the new underlying charge-off trend for real estate secured and personal non-credit card receivables which will likely remain higher during the remainder of 2010 as compared to historical periods as well as the impact of higher levels of contractual delinquency in prior periods migrating to charge-off. Higher real estate secured receivable net charge-off dollars were partially offset by lower charge-offs of second lien loans which generally have higher charge-offs than first lien loans. Net charge-off dollars for all receivable products were positively impacted by lower average receivable levels, partially offset by portfolio seasoning and high unemployment levels. In addition to the impact of the charge-off policy changes discussed above, the increase in the net charge-off ratio also reflects the impact of lower average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

We anticipate delinquency and charge-off levels will remain elevated during the remainder of 2010. The extent to which delinquency and charge-off levels remain elevated will be determined by certain factors, including the pace and magnitude of recovery from the recent economic recession, unemployment levels, consumer confidence, volatility in energy and home prices and corporate earnings which will continue to influence the U.S. economic recovery and the capital markets.

Funding and Capital During the first quarter of 2010, we did not receive any capital contributions from HSBC Investments (North America) Inc. (“HINO”). We currently believe planned balance sheet attrition, cash generated from operations, potential asset sales and the issuance of cost effective retail debt will provide sufficient liquidity. However, until we return to profitability, HSBC’s continued support is required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that they are fully committed and have the capacity and willingness to continue that support.

The tangible common equity to tangible assets ratio was 7.39 percent and 7.60 percent at March 31, 2010 and December 31, 2009, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible common equity to tangible assets is a non-U.S. GAAP financial measures that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy. This ratio excludes the equity impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains (losses) on investments as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly

HSBC Finance Corporation

comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

Three Months Ended March 31,	2010	2009

	(in millions)

Net income – U.S. GAAP basis	$(603)	$872
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(3)	8
Intangible assets	11	12
Loan origination	5	15
Loan impairment	21	9
Loans held for sale	(52)	3
Interest recognition	3	2
Other-than-temporary impairments on available-for-sale securities	1	9
Securities	14	(75)
Goodwill and intangible asset impairment charges	-	(956)
Pension and other postretirement benefit costs	37	16
Other	3	(13)

Net income – IFRSs basis	(563)	(98)
Tax benefit – IFRSs basis	313	(927)

Loss before tax – IFRSs basis	$(876)	$829

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

Deferred loan origination costs and fees – Under IFRSs, loan origination cost deferrals are more stringent and result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis. As a result, in years with lower levels of receivable originations, net income is lower under U.S. GAAP as the higher costs deferred in prior periods are amortized into income without the benefit of similar levels of cost deferrals for current period originations.

HSBC Finance Corporation

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

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares are recorded at fair value through other comprehensive income and subsequently recognized in profit and loss as the shares vest. If it is determined these shares have become impaired, the fair value loss is recognized in profit and loss and any fair value loss recorded in other comprehensive income is reversed. There is no similar requirement under U.S. GAAP.

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

Goodwill and other intangible asset impairment charges – Goodwill levels established as a result of our acquisition by HSBC were higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflected higher levels of intangibles under U.S. GAAP. Consequently, the amount of goodwill allocated to our Card and Retail Services and Insurance Services businesses and written off during the three months ended March 31, 2009 was greater under IFRSs. Additionally, the intangible assets allocated to our Consumer Lending business and written off during the first quarter of 2009 were higher under U.S. GAAP. There are also differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

Pension and other postretirement benefit costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor.” Furthermore in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition. During the first quarter of 2009, the curtailment gain related to postretirement benefits during the first quarter of 2009 also resulted in a lower net income under U.S. GAAP than IFRSs.

Other – There are other differences between IFRSs and U.S. GAAP including purchase accounting and other miscellaneous items.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are also summarized in Note 15, “Business Segments,” in the accompanying consolidated financial statements.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at March 31, 2010 and increases (decreases) since December 31, 2009:

		Increases (Decreases) From
	March 31,	December 31, 2009
	2010	$	%

	(dollars are in millions)

Receivables:
Core receivable portfolios:
Credit card	$10,597	$(1,029)	(8.9)%
Non-core receivable portfolios:
Real estate secured(1)(2)	56,900	(2,635)	(4.4)
Auto finance	3,346	(615)	(15.5)
Personal non-credit card	9,423	(1,063)	(10.1)
Commercial and other	48	(2)	(4.0)

Total non-core receivable portfolios	69,717	(4,315)	(5.8)

Total receivables	$80,314	$(5,344)	(6.2)%

Receivables held for sale:
Real estate secured	$3	$-	-%
Auto finance	-	(533)	(100.0)

Total receivables held for sale	$3	$(533)	(99.4)%

Total receivables and receivables held for sale:
Core credit card receivables	$10,597	$(1,029)	(8.9)%
Non-core receivable portfolios:
Real estate secured	56,903	(2,635)	(4.4)
Auto finance	3,346	(1,148)	(25.5)
Personal non-credit card	9,423	(1,063)	(10.1)
Commercial and other	48	(2)	(4.0)

Total non-core receivable portfolios	69,720	(4,848)	(6.5)

Total receivables and receivables held for sale	$80,317	$(5,877)	(6.8)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	March 31,	December 31, 2009
	2010	$	%

	(dollars are in millions)

Mortgage Services	$18,943	$(998)	(5.0)%
Consumer Lending	37,949	(1,637)	(4.1)
All other	8	-	-

Total real estate secured	$56,900	$(2,635)	(4.4)%

HSBC Finance Corporation

(2)	At March 31, 2010 and December 31, 2009, real estate secured receivables includes $4.3 billion and $3.4 billion, respectively, of receivables that have been written down to their net realizable value less cost to sell in accordance with our existing charge-off policy.

Core credit card receivables Credit card receivables have decreased since December 31, 2009 as a result of actions taken beginning in the fourth quarter of 2007 to manage risk including tightening initial credit lines and sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing levels, as well as seasonal paydowns in credit card balances and an increased focus and ability on the part of consumers to reduce outstanding credit card debt. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on performance trends which began in the second half of 2009, we resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio which will likely result in lower run-off of credit card receivables through the remainder of 2010.

Non-core receivable portfolios Real estate secured receivables in our non-core receivable portfolios can be further analyzed as follows:

		Increases (Decreases) From
	March 31,	December 31, 2009
	2010	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$49,724	$(2,053)	(4.0)%
Second lien	5,413	(452)	(7.7)
Revolving:
First lien	206	(5)	(2.4)
Second lien	1,557	(125)	(7.4)

Total real estate secured(1)	$56,900	$(2,635)	(4.4)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $3 million primarily of closed-end, first lien receivables at March 31, 2010 and December 31, 2009.

As previously discussed, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher credit losses for us. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of March 31, 2010 and December 31, 2009. The trend in the ratio since December 31, 2009 reflects the continued stabilization in housing markets.

	Refreshed LTVs(1)(2)				Refreshed LTVs(1)(2)
	at March 31, 2010				at December 31, 2009
			Mortgage		Consumer		Mortgage
	Consumer Lending(3)		Services		Lending(3)		Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	36%	18%	31%	8%	35%	18%	30%	8%
80%≤LTV<90%	17	12	18	11	18	12	18	12
90%≤LTV<100%	19	21	22	20	19	22	23	20
LTV≥100%	28	49	29	61	28	48	29	60
Average LTV for portfolio	88%	100%	91%	109%	88%	100%	91%	109%

HSBC Finance Corporation

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2010 information in the table above reflects current estimated property values using HPIs as of December 31, 2009. For December 31, 2009, information in the table above reflects current estimated property values using HPIs as of September 30, 2009.

(3)	Excludes the Consumer Lending receivable portfolios serviced by HSBC Bank USA which had a total outstanding principal balance of $1.4 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	March 31, 2010				December 31, 2009
	Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending

Fixed rate(3)	$11,466	(1)	$36,176	(2)	$11,962	(1)	$37,717	(2)
Adjustable rate(3)	7,477		1,773		7,979		1,869

Total	$18,943		$37,949		$19,941		$39,586

First lien	$16,229		$33,705		$16,979		$35,014
Second lien	2,714		4,244		2,962		4,572

Total	$18,943		$37,949		$19,941		$39,586

Adjustable rate(3)	$6,455		$1,773		$6,895		$1,869
Interest-only(3)	1,022		-		1,084		-

Total adjustable rate(3)	$7,477		$1,773		$7,979		$1,869

Total stated income	$3,413		$-		$3,677		$-

(1)	Includes fixed rate interest-only loans of $268 million and $283 million at March 31, 2010 and December 31, 2009, respectively.

(2)	Includes fixed rate interest-only loans of $32 million and $36 million at March 31, 2010 and December 31, 2009, respectively.

(3)	Receivable classification between fixed rate, adjustable rate and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

All of our non-core receivable portfolio balances have decreased from December 31, 2009 reflecting the continued liquidation of these portfolios which will continue going forward as well as seasonal improvements in collection activities during the first quarter as some customers use their tax refunds to make payments. The decreases in our real estate secured receivable portfolios were partially offset by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

Receivables Held for Sale The decrease in receivables held for sale since December 31, 2009 reflects the sale of auto finance receivables to SC USA in the first quarter of 2010. See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” in the accompanying consolidated financial statements for further details of this transaction.

HSBC Finance Corporation

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2009	2009	2009	2009

Number of REO properties at end of period	6,826	6,060	6,266	7,105	8,643
Number of properties added to REO inventory in the period	4,143	3,422	3,448	3,463	4,143
Average loss on sale of REO properties(1)	3.9%	5.4%	8.4%	13.0%	16.9%
Average total loss on foreclosed properties(2)	49.0%	49.8%	51.6%	52.4%	52.0%
Average time to sell REO properties (in days)	170	172	184	194	201

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time of foreclosure. This average total loss on foreclosed properties is expressed as a percentage of the unpaid loan principal balance prior to write-down plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

The number of REO properties at March 31, 2010 increased as compared to December 31, 2009 due to reductions in the delays in processing foreclosures which began during 2008 as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that lengthened the foreclosure process. We anticipate the number of REO properties will increase in future periods if the backlogs in foreclosure proceedings continue to be reduced. The decline in both the average loss on sale of REO properties and the average total loss on foreclosed properties during the three months ended March 31, 2010 reflects the continued stabilization of home prices during this period in most markets. Delays in foreclosure proceedings do not delay loss recognition as such losses are reflected as part of the allowance for credit losses prior to the write-down to net realizable value.

Results of Operations

Net interest income The following table summarizes net interest income:

					Increase
	2010		2009		(Decrease)
Three Months Ended March 31,	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$2,071	9.33%	$2,846	9.95%	$(775)	(27.2)%
Interest expense	867	3.91	1,167	4.08	(300)	(25.7)

Net interest income	$1,204	5.42%	$1,679	5.87%	$(475)	(28.3)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three months ended March 31, 2010 as compared to the year-ago quarter primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts, an increased focus by consumers to reduce outstanding credit card debt and lower levels of performing receivables. The decrease also reflects lower overall yields on our receivable portfolio, including the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card receivables now charge-off earlier than in the

HSBC Finance Corporation

historical period which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Net interest income was also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding credit card, auto finance and personal non-credit card receivables have run-off at a faster pace than real estate secured receivables. These decreases were partially offset by lower interest expense due to lower average rates on lower average borrowings. The lower average rates reflect the impact of lower effective rates on floating rate debt.

Our real estate secured and personal non-credit card receivable portfolios reported lower yields during the first quarter of 2010, while our credit card receivable portfolio reported higher yields. Lower yields in our real estate secured and personal non-credit card receivable portfolios reflect the higher levels of loan modifications since March 31, 2009 and the impact of the December 2009 Charge-off Policy Changes as discussed above. Yields on our credit card receivable portfolio increased during the first quarter of 2010 as a result of repricing initiatives during the fourth quarter of 2009 which were partially offset by the implementation of certain provisions of new credit card legislation including restrictions impacting repricing of delinquent accounts. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect decreasing rates on overnight investments.

Net interest margin was 5.42 percent during the three months ended March 31, 2010 compared to 5.87 percent during the three months ended March 31, 2009. Net interest margin decreased during the first quarter of 2010 due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs. The following table shows the impact of these items on net interest margin:

	2010	2009

Net interest margin – March 31, 2009 and 2008, respectively	5.87%	6.31%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	.07	.27
Receivable mix	(.35)	(.22)
Impact of non-performing assets	(.16)	(.59)
Impact of loan modifications	(.17)	(.49)
Non-insurance investment income	(.03)	(.23)
Cost of funds	.19	.82

Net interest margin – March 31, 2010 and 2009, respectively	5.42%	5.87%

The varying maturities and repricing frequencies of both our assets and liabilities expose us to interest rate risk. When the various risks inherent in both the asset and the debt do not meet our desired risk profile, we use derivative financial instruments to manage these risks to acceptable interest rate risk levels. See the caption “Risk Management” for additional information regarding interest rate risk and derivative financial instruments.

HSBC Finance Corporation

Provision for credit losses The following table summarizes provision for credit losses:

			Increase
			(Decrease)
Three Months Ended March 31,	2010	2009	Amount	%

	(dollars are in millions)

Provision for credit losses:
Credit card	$201	$569	$(368)	(64.7)%
Mortgage Services	455	678	(223)	(32.9)
Consumer Lending	1,210	1,549	(339)	(21.9)
Auto Finance	53	149	(96)	(64.4)
Other	-	-	-	-

Total provision for credit losses	$1,919	$2,945	$(1,026)	(34.8)%

Our provision for credit losses decreased significantly during the three months ended March 31, 2010 as compared to the year-ago quarter as a result of a lower provision for credit losses in our core credit card receivable portfolio as well as lower provision for credit losses in our non-core Mortgage Services, Consumer Lending and Auto Finance businesses as discussed below.

•	Provision for credit losses in our core credit card receivable portfolio decreased $368 million during the three months ended March 31, 2010 due to lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including improved early stage delinquency roll rates as economic conditions improved. The impact of higher unemployment rates on credit card receivable losses has not been as severe due in part to improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. The lower provision for credit losses was partially offset by portfolio seasoning.

•	The provision for credit losses in our Mortgage Services business decreased $223 million in the first quarter of 2010 as a result of lower receivable levels as the portfolio continues to liquidate, delinquency levels continue to decrease, economic conditions improved and a higher percentage of charge-offs were on first lien loans which generally have lower charge-offs than second lien loans. These decreases were partially offset by the impact of higher levels of TDR Loans as compared to the year-ago quarter and higher loss estimates associated with these receivables which are not prepaying as quickly as historically experienced as well as the impact of higher unemployment levels. While recent loss severities on foreclosed loans have been lower as compared to the year-ago quarter as home prices have begun to stabilize in most markets, the impact of lower severities was offset by a higher estimate of charge-offs related to loans where we have previously decided not to pursue foreclosure.

•	The provision for credit losses in our Consumer Lending business decreased $339 million in the first quarter of 2010 reflecting lower receivable levels as both the real estate secured and personal non-credit card receivable portfolios continue to liquidate, delinquency levels continue to decrease and economic conditions improve. The decrease in provision for real estate secured receivables also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans as well as an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have stabilized These decreases in the provision for credit losses for real estate secured receivables were partially offset by lower receivable prepayments, portfolio seasoning, higher levels of unemployment and increased levels of TDR Loans including higher reserve requirements associated with these receivables. While recent loss severities on foreclosed loans have been lower as compared to the year-ago quarter as home prices have begun to stabilize in most markets, the impact of lower severities was offset by a higher estimate of charge-offs related to loans where we have previously decided not to pursue foreclosure. The decrease in the provision for credit losses for personal non-credit card receivables reflects lower receivable levels, lower delinquency levels and

HSBC Finance Corporation

improvements in economic conditions, partially offset by the impact of slightly higher levels of charge-off and higher levels of TDR Loans including higher reserve requirements associated with these receivables.

•	The provision for credit losses in our auto finance receivable portfolio decreased as a result of lower receivable levels as the portfolio continues to liquidate. Lower receivable levels also reflect the transfer of $533 million of auto finance receivable to receivables held for sale subsequent to March 31, 2009. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles.

In recent years, the impact of seasonal patterns in our provision for credit losses has been masked by the impact of a sustained deterioration in credit quality across all of our receivable portfolios. As the credit quality in our portfolios stabilize, we anticipate that these seasonal patterns will re-emerge as a more significant component of our overall trend in loss provision.

Net charge-off dollars totaled $2.8 billion and $2.4 billion during the three months ended March 31, 2010 and 2009. The increase reflects the impact of the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables. As a result of these policy changes, net charge-off dollars are higher during the first quarter of 2010 than they otherwise would have been and will likely remain higher during the remainder of 2010 as compared to historical periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion of this policy change. These increases were partially offset by the impact of lower receivable levels, the continued stabilization of the housing market including lower loss severities on foreclosed loans as well as a shift in charge-off mix in real estate secured receivables to higher levels of first lien loans which generally have lower charge-offs than second lien loans. Net charge-off dollars in our core credit card receivable portfolio were positively impacted by improvements in the U.S. economic conditions as well as an increased focus by consumers to reduce outstanding credit card debt. For further discussion see “Credit Quality” in this Form 10-Q.

Credit loss reserves at March 31, 2010 decreased as compared to December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $847 million during the current quarter. Credit loss reserves were lower for all products as compared to December 31, 2009 reflecting lower dollars of delinquency and lower receivable levels in all receivable portfolios. The decrease in credit loss reserves in our credit card receivable portfolio reflects lower loss estimates due to lower receivable levels due to the actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from improved early stage delinquency roll rates as economic conditions improved and seasonal improvements in our collection activities. The decrease in credit loss reserve levels in our real estate secured receivable portfolio also reflects lower receivable levels as the portfolio continues to liquidate and a significant decrease in delinquency as the delinquent balances continue to migrate to charge-off and are replaced by lower levels of new delinquency volume as the portfolio continues to season and loss severities on foreclosed loans continue to stabilize. Seasonal improvements in our collection activities as previously discussed also contributed to the decline in real estate delinquency levels. The decreases in real estate secured credit loss reserves were partially offset by higher loss estimates for TDR Loans driven by higher volumes and slower liquidation. Credit loss reserve levels in our personal non-credit card portfolio declined modestly in the quarter as lower reserve requirements due to lower delinquency levels and lower balances were partially offset by higher reserve requirements on TDR Loans due to an increase in volume and expected loss rates.

During the first quarter of 2010, we continued to experience increases in the level of TDR Loans, driven largely by increased levels of real estate secured TDR Loans. Beginning in 2008, we significantly increased the use of loan modifications in an effort to assist customers who are experiencing financial difficulties. As a result, TDR Loans are also increasing as these higher levels of modified loans become eligible to be reported as TDR Loans under our existing policy. Although TDR Loans generally carry a higher reserve requirement, in most cases their delinquency status was reset to current upon modification. Therefore, a significant portion of these balances will not be reported in two-months-and-over contractual delinquency and non-performing loans unless they subsequently experience payment defaults. For further discussion of credit loss reserves see “Credit Quality” in this Form 10-Q.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended March 31,	2010	2009	Amount	%

	(dollars are in millions)

Insurance revenue	$68	$93	$(25)	(26.9)%
Investment income	27	27	-	-
Net other-than-temporary impairment losses	-	(20)	20	100.0
Derivative related income (expense)	(102)	38	(140)	(100+ )
Gain on debt designated at fair value and related derivatives	133	4,112	(3,979)	(96.8)
Fee income	89	228	(139)	(61.0)
Enhancement services revenue	103	135	(32)	(23.7)
Taxpayer financial services revenue	29	90	(61)	(67.8)
Gain on bulk sale of receivables to HSBC Bank USA	-	57	(57)	(100.0)
Gain on receivable sales to HSBC affiliates	116	128	(12)	(9.4)
Servicing and other fees from HSBC affiliates	238	204	34	16.7
Lower of cost or fair value adjustment on receivables held for sale	-	(170)	170	100.0
Other income	10	46	(36)	(78.3)

Total other revenues	$711	$4,968	$(4,257)	(85.7)%

Insurance revenue decreased during the first quarter of 2010 as a result of lower credit related premiums due largely to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we no longer issue credit insurance policies in this business segment but continue to collect premiums on existing policies. The decreases in insurance revenue were partially offset by growth in the simplified issue term life insurance product that was introduced in 2007.

Investment income includes interest income on securities available-for-sale as well as realized gains and losses from the sale of securities. Investment income was flat as compared to the year-ago quarter as higher gains on sales of securities were offset by the impact of lower average investment balances and significantly lower yields on money market funds.

Net other-than temporary impairment (“OTTI”) losses During the first quarter of 2010, no OTTI losses on securities available-for-sale were recognized. During the first quarter of 2009, $20 million of OTTI was recorded on our portfolio of perpetual preferred securities which was subsequently sold during the second quarter of 2009. For further information, see Note 4, “Securities,” in the accompanying consolidated financial statements.

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

Three Months Ended March 31,	2010	2009

	(in millions)

Net realized losses	$(64)	$(20)
Mark-to-market on derivatives which do not qualify as effective hedges	(38)	3
Ineffectiveness	-	55

Total	$(102)	$38

HSBC Finance Corporation

As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”), $7.9 billion of interest rate swaps were outstanding during the first quarter of 2010. Of these, $5.5 billion were longer-dated pay fixed/receive variable interest rate swaps and $2.4 billion were shorter-dated receive fixed/pay variable rate interest rate swaps. While these hedge positions acted as economic hedges by lowering our overall interest rate risk, they did not qualify as effective hedges under hedge accounting principles. The results of these non-qualifying hedges in the first quarter of 2010 negatively impacted the net realized losses and mark-to-market on derivatives which do not qualify as effective hedges. The increase in net realized losses during the first quarter of 2010 reflects the impact of falling long term U.S. interest rates on our portfolio of pay fixed/received variable non-qualifying hedges. During the first quarter of 2010, ineffectiveness income was less than $1 million as the impact on our cross currency hedges of falling U.S. long term rates was offset by falling long term foreign interest rates. In the first quarter of 2009, ineffectiveness income reflects the impact of rising long-term foreign interest rates and falling long-term U.S. interest rates on our cross currency cash flow hedges.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income for the three months ended March 31, 2010 should not be considered indicative of the results for any future periods.

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. These components are summarized in the table below:

Three Months Ended March 31,	2010	2009

	(in millions)

Gain (loss)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$(143)	$181
Credit risk component	(35)	3,791

Total mark-to-market on debt designated at fair value	(178)	3,972
Mark-to-market on the related derivatives	100	20
Net realized gains on the related derivatives	211	120

Total	$133	$4,112

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative income associated with debt designated at fair value was a gain of $227 million and $196 million during the three months ended March 31, 2010 and 2009, respectively. Offsetting gains (losses) recorded in derivative income associated with the related derivatives was a loss of $227 million and $196 million during the three months ended March 31, 2010 and 2009, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – A decrease in long term U.S. interest rates during the first quarter of 2010 resulted in a loss in the interest rate component on the mark-to-market of the debt and gain on the mark-to-market of the related derivative. In the first quarter of 2009, changes in the debt interest rate component and the derivative market value reflect a steepening in the U.S. LIBOR curve. During this period, interest rates for instruments with terms of three years or less decreased while interest rates for instruments with terms of greater than three years increased. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for

HSBC Finance Corporation

each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt does not have a corresponding derivative at March 31, 2010. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our secondary market credit spreads tightened during the first quarter of 2010 due to continued increases in market confidence and improvements in marketplace liquidity. During the first quarter of 2009, our credit spreads widened dramatically subsequent to the announcement of the discontinuation of all new customer account originations in our Consumer Lending business and closure of the Consumer Lending branch offices as well as the credit rating downgrades in early March 2009. In the first quarter of 2009, credit spreads also widened as new issue and secondary bond market credit spreads widened due to a general lack of liquidity in the secondary bond market during the prior year period.

Net income volatility, whether based on changes in either the interest rate or credit risk components of the mark-to market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2010 should not be considered indicative of the results for any future periods.

Fee income, which includes revenues from fee-based products such as credit cards, decreased during the first quarter of 2010 as a result of lower late, overlimit and interchange fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from changes required by the new credit card legislation. As compared to the year-ago quarter, the new credit card legislation has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees as well as restrictions on fees charged to process on-line and telephone payments.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, decreased during the first quarter of 2010 as a result of the impact of lower new origination volumes.

Taxpayer financial services (“TFS”) revenue decreased during the first quarter of 2010 as a result of changes in the way the TFS program is jointly managed between us and HSBC USA Inc. Beginning in the first quarter of 2010, a portion of the loans we previously purchased are now retained by HSBC USA Inc. and we receive a fee for both servicing the loans and for assuming the credit risk associated with these loans. As a result, the decrease in TFS revenue during the first quarter of 2010 is largely offset by higher servicing and other fee revenue related to these loans which is recorded as a component of servicing and other fees from HSBC affiliates.

Gain on bulk sale of receivables to HSBC Bank USA during the first quarter of 2009 reflects the gain on the January 2009 sales of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion at the time of sale, and $3.0 billion of auto finance receivables to HSBC Bank USA. These gains were partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. No similar transaction occurred during the first quarter of 2010.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA. The decrease during the first quarter of 2010 was due to lower premiums on new GM and UP receivable originations reflecting the deteriorating credit environment since March 31, 2009 and projected impacts of changes required by the new credit card legislation as well as lower origination volumes for private label receivables. These decreases were partially offset by higher premiums on the

HSBC Finance Corporation

daily sales of private label receivable originations reflecting higher yields on private label receivables since March 2009 driven by the benefits from contract renegotiation with certain merchants.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card, auto finance, private label receivables and beginning in the first quarter of 2010, taxpayer financial services loans for HSBC affiliates. The increase during the three months ended March 31, 2010 reflects the servicing and other fees related to TFS loans as discussed above, partially offset by lower levels of other receivables being serviced for HSBC Bank USA as well as HSBC Technology & Services (USA) Inc. (“HTSU”) providing services that we previously provided to other HSBC affiliates.

Lower of cost or fair value adjustment on receivables held for sale includes the non-credit portion of the lower of cost or fair value adjustment recorded on receivables at the date they are transferred to held for sale as well as the credit and non-credit portion of all lower of cost or fair value adjustments recorded on receivables held for sale subsequent to the transfer. During the first quarter of 2009, we had higher levels of receivables held for sale and the lower of cost or fair value adjustments on receivables held for sale reflects the impact of current market conditions on pricing at the time.

Other income decreased in the three months ended March 31, 2010 due to lower gains on sales of miscellaneous commercial assets. During the first quarter of 2010, other income includes a gain of $5 million on the sale of our auto finance servicing operations and auto finance receivables to Santander Consumer USA (“SC USA”). See Note 2, “Sale of Auto Finance Servicing Operations and Certain Auto Finance Receivables,” in the accompanying consolidated financial statements for additional information regarding this transaction.

Operating expenses The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended March 31,	2010	2009	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$176	$420	$(244)	(58.1)%
Occupancy and equipment expenses	29	102	(73)	(71.6)
Other marketing expenses	57	50	7	14.0
Real estate owned expenses	39	105	(66)	(62.9)
Other servicing and administrative expenses	249	266	(17)	(6.4)
Support services from HSBC affiliates	298	268	30	11.2
Amortization of intangibles	39	42	(3)	(7.1)
Policyholders’ benefits	42	55	(13)	(23.6)
Goodwill and other intangible asset impairment charges	-	667	(667)	(100.0)

Total costs and expenses	$929	$1,975	$(1,046)	(53.0)%

Salaries and employee benefits was significantly lower during the first quarter of 2010 as a result of the reduced scope of our business operations, including the change in headcount from the strategic decisions implemented, the impact of entity-wide initiatives to reduce costs, and the centralization of additional shared services in North America, including, among other things, legal, compliance, tax and finance. Prior period costs included severance costs of $88 million during the three months ended March 31, 2009 primarily related to our decision in February 2009 to discontinue new account originations for all products in our Consumer Lending business and close all branch offices. See Note 3, “Strategic Initiatives,” in the accompanying consolidated financial statements for a complete description of these decisions.

Occupancy and equipment expenses included lease termination and associated costs of $54 million during the three months ended March 31, 2009 related to the decision to close the Consumer Lending branch offices. Excluding the impact of this item, occupancy and equipment expense was lower in the first quarter of 2010 due to lower

HSBC Finance Corporation

depreciation, utilities and repair and maintenance expenses as a result of the reduction of the scope of our business operations since March 2009.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. During the first quarter of 2010, marketing expenses increased slightly as we have resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio based on recent performance trends in this portfolio. Although other marketing expenses increased slightly during the quarter, overall marketing levels remain low. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses decreased in the first quarter of 2010 as a result of lower levels of real estate owned as compared to the year-ago quarter due to backlogs in foreclosure proceedings and actions taken by local governments and certain states that have lengthened the foreclosure process. The decrease also reflects lower losses on sales of REO properties during the first quarter of 2010 as compared to the year-ago quarter as home prices continued to stabilize during the first quarter of 2010 which results in less deterioration in value between the date we take title to the property and when the property is ultimately sold.

Other servicing and administrative expenses included fixed asset write-downs of $29 million during the three months ended March 31, 2009 related to the decision to close the Consumer Lending branch offices. Excluding the impact of this item, other servicing and administrative expenses increased during the first quarter of 2010 as a result of higher expenses associated with receivables in the process of foreclosure. Additionally, a portion of this increase related to a change in the classification of certain pre-foreclosure costs, which during the first quarter of 2009 were reported as part of charge-off. In the first quarter of 2010, such costs are recorded in other servicing and administrative expenses which resulted in an incremental $28 million being recorded in other servicing and administrative expenses during the three months ended March 31, 2010. These increases in other and servicing and administrative expenses were partially offset by the impact of entity wide initiatives to reduce costs.

Support services from HSBC affiliates increased during the three months ended March 31, 2010 as beginning in January 2010 it includes legal, compliance, tax and finance and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions.

Amortization of intangibles decreased in the first quarter of 2010 due to lower amortization for technology and customer lists due to the write off of a portion of these intangibles during the first quarter of 2009 as a result of the decision to discontinue all new account originations in our Consumer Lending business.

Policyholders’ benefits decreased during the first quarter of 2010 due to declines in life and disability claims on credit insurance policies since we are no longer issuing these policies in relation to Consumer Lending loans, partially offset by higher claims on a new term life product due to growth in this product offering.

Goodwill and other intangible asset impairment charges during the first quarter of 2009 include a goodwill impairment charge of $653 million related to our Card and Retail Services and Insurance Services businesses. All goodwill was written off prior to the first quarter of 2010. See Note 14, “Goodwill,” our 2009 Form 10-K for further discussion of the goodwill impairment. Additionally during the first quarter of 2009, we recorded impairment charges of $14 million for intangible assets associated with our Consumer Lending business as a result of our decision to discontinue new customer account originations for all products. See Note 3, “Strategic Initiatives,” and Note 8, “Intangible Assets,” in our 2009 Form 10-K for further discussion of the impairment. There were no intangible asset impairment charges during the first quarter of 2010.

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2010	2009

Three months ended March 31	47.36%	29.13%

HSBC Finance Corporation

Our efficiency ratio during the three months ended March 31, 2010 and 2009 was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three months ended March 31, 2009 was also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio increased 735 basis points during the first quarter of 2010 as receivable portfolio liquidation and declining overall yields on our receivable portfolio caused net interest income to decrease more rapidly than operating expenses. The volatility between periods in other revenues, including lower derivative income and lower fee income, partially offset by improved lower fair value write-downs on receivables held for sale also significantly impacted the efficiency ratio during the current period.

Segment Results – IFRS Management Basis

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment comprises our core operations and includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet.

Our Consumer segment consists of our run-off Consumer Lending, Mortgage Services and Auto Finance businesses which are no longer considered central to our core operations. The Consumer segment provided real estate secured, auto finance and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The “All Other” caption includes our Insurance operations which continue to be a core part of our operations as well as our Taxpayer Financial Services and Commercial businesses which are no longer considered central to our operations. Each of these businesses falls below the quantitative threshold tests under segment reporting rules for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. Goodwill which was established as a result of our acquisition by HSBC was not allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments, consistent with management’s view of our reportable segment results. Such goodwill of $1.6 billion was impaired during the first quarter of 2009. Goodwill relating to acquisitions subsequent to our acquisition by HSBC was included in the reported respective segment results as those acquisitions specifically related to the business, consistent with management’s view of the segment results.

There have been no changes in our measurement of segment profit (loss) or basis of segmentation as compared with the presentation in our 2009 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. Accordingly, our segment reporting is on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold

HSBC Finance Corporation

and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 15, “Business Segments,” in the accompanying consolidated financial statements.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended March 31:	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,279	$1,340	$(61)	(4.6)%
Other operating income	391	660	(269)	(40.8)

Total operating income	1,670	2,000	(330)	(16.5)
Loan impairment charges	537	1,511	(974)	(64.5)

	1,133	489	644	100+
Operating expenses	452	488	(36)	(7.4)

Profit (loss) before tax	$681	$1	$680	100+ %

Intersegment revenues	$3	$2	$1	50.0%
Net interest margin, annualized	13.97%	12.04%	-	-
Efficiency ratio	27.07	24.40	-	-
Return (after-tax) on average assets	4.99	(.07)	-	-
Balances at end of period:
Customer loans	$34,987	$42,867	$(7,880)	(18.4)%
Assets	33,519	40,976	(7,457)	(18.2)

Our Card and Retail Services segment reported a higher profit before tax for the three months ended March 31, 2010 as compared the year-ago quarter due to lower loan impairment charges and lower operating expenses, partially offset by lower operating income and lower net interest income.

Loan impairment charges decreased during the first quarter of 2010 as compared to the year-ago quarter due to lower loan levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk, lower consumer spending as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including improved early stage delinquency roll rates as economic conditions improved. The impact of higher unemployment rates on credit card receivable losses has not been as severe due in part to improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers and the aforementioned actions previously implemented to reduce risk. Lower loan impairment charges were partially offset by portfolio seasoning. During the three months ended March 31, 2010, we decreased credit loss reserves to $3.3 billion as loan impairment charges were $678 million lower than net charge-offs. During the three months ended March 31, 2009, we increased credit loss reserves to $4.6 billion as loan impairment charges were $203 million greater than net charge-offs.

Net interest income decreased due to lower interest income, partially offset by lower interest expense. The lower interest income reflects the impact of lower overall loan levels, partially offset by higher loan yields. Loan yields

HSBC Finance Corporation

increased during the first quarter of 2010 as a result of repricing initiatives during the fourth quarter of 2009 and higher yields on private label receivables since March 2009 driven by the benefits from contract renegotiation with certain merchants which were partially offset by the implementation of certain provisions of new credit card legislation including restrictions impacting repricing of delinquent accounts. Net interest margin increased due to higher loan yields as discussed above and lower cost of funds. The decrease in other operating income was primarily due to lower late and overlimit fees due to lower volumes, lower delinquency levels, changes in customer behavior and impacts from changes required by new credit card legislation. As compared to the year-ago quarter, the new credit card legislation has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees as well as restrictions on fees charged to process on-line and telephone payments. Additionally, other operating income reflects lower enhancement services revenue due to lower volumes. Operating expenses decreased due to lower salary and pension expenses, partially offset by higher collection costs and higher marketing expenses, although overall marketing levels remain low.

The efficiency ratio during the first quarter of 2010 deteriorated as the decrease in other operating income, primarily due to lower fee income as a result of the impact of the new credit card legislation and lower delinquency levels, more than offset the decreases in operating expenses.

The increase in the ROA ratio during the first quarter of 2010 was primarily due to the impact of the significantly higher profit before tax, driven by the lower loan impairment charges during the first quarter of 2010 as discussed above, partially offset by the impact of lower average receivable levels as discussed below.

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. We have implemented the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to comply with the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under analysis to partially mitigate the impact of the new legislation. Although we currently believe the implementation of these new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act continues to be uncertain at this time as it will ultimately depend upon the Federal Reserve and other government agencies interpretations of some of the provisions discussed above, including the proposed limits on late fees charged by card issuers which are not expected to be published until June 2010, successful implementation of our strategies, consumer behavior and the actions of our competitors. Although management’s estimates are subject to change as additional interpretations of the provisions are issued, we currently estimate that the impact of the CARD Act including the mitigating actions referred to above could be a reduction in revenue net of loss provision of approximately $200 million to $300 million during 2010.

Customer loans Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
	March 31,	December 31, 2009
	2010	$	%

	(dollars are in millions)

Credit card	$20,944	$(2,200)	(9.5)%
Private label	13,948	(1,677)	(10.7)
Other	95	(9)	(8.7)

Total loans	$34,987	$(3,886)	(10.0)%

Customer loans decreased 10 percent during the first quarter of 2010 reflecting lower consumer spending levels, primarily in our prime credit card and private label loan portfolios, the impact of actions taken to manage risk as well as seasonal paydowns in credit card balances. The decrease also reflects an increased focus by consumers to reduce outstanding credit card debt due in part to higher tax refunds and the impact of government stimulus

HSBC Finance Corporation

programs which have targeted our customer base resulting in higher overall payment rates. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on recent performance trends which began in the second half of 2009, we resumed limited direct marketing mailings and new customer account originations for portions of our non-prime credit card portfolio which will likely result in lower run-off of credit card loans through the remainder of 2010.

See “Receivables Review” for additional discussion of the decreases in our receivable portfolios.

Performance Trends The following is additional key performance data related to our Card and Retail Services portfolios. The information is based on IFRS Management Basis results.

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

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
	Quarter Ended					Mar. 31, 2010
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	and
	2010	2009	2009	2009	2009	Dec. 31, 2009

	(dollars are in millions)

Receivables:
Non-prime	$8,632	$9,462	$9,951	$10,426	$11,164	(8.8)%
Prime	24,068	26,806	26,753	27,760	28,805	(10.2)
Other	2,287	2,605	2,619	2,795	2,898	(12.2)

Total	$34,987	$38,873	$39,323	$40,981	$42,867	(10.0)%

Net Interest Margin:
Non-prime	21.04%	20.18%	20.17%	19.57%	20.36%	4.3%
Prime	10.84	9.67	9.71	9.00	9.10	12.1
Other	20.15	17.68	15.77	17.88	8.71	14.0

Total	13.97%	12.85%	12.79%	12.33%	12.04%	8.7%

Delinquency Dollars:
Non-prime	$787	$975	$1,006	$1,045	$1,233	(19.3)%
Prime	1,027	1,222	1,250	1,245	1,309	(16.0)
Other	195	241	241	239	273	(19.1)

Total	$2,009	$2,438	$2,497	$2,529	$2,815	(17.6)%

As previously discussed, customer loans have decreased by 10 percent as compared to December 31, 2009. The Prime Portfolio has decreased at a faster rate than the Non-Prime Portfolio due to a higher seasonal impact for the Prime Portfolio as loans in this portfolio tend to have higher spending levels in the fourth quarter which are paid off during the first quarter. Net interest margin for both the Non-prime and Prime Portfolios remains strong as a result of repricing initiatives during the fourth quarter of 2009, partially offset by the implementation of certain provisions of new credit card legislation.

While we have seen deterioration in performance across the Cards and Retail Services segment during the past 12 months, the Non-prime Portfolio performance has deteriorated to a lesser degree relative to our Prime Portfolio

HSBC Finance Corporation

through this stage of the economic cycle. Dollars of delinquency and net charge-off dollars in the Non-prime Portfolio have deteriorated at a lower rate than our Prime Portfolio as non-prime customers typically have lower home ownership, smaller credit lines which have lower minimum payment requirements and benefits from government stimulus programs.

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended March 31:	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$707	$1,035	$(328)	(31.7)%
Other operating income	(58)	(39)	(19)	(48.7)

Total operating income	649	996	(347)	(34.8)
Loan impairment charges	1,758	2,435	(677)	(27.8)

	(1,109)	(1,439)	330	22.9
Operating expenses	267	557	(290)	(52.1)

Profit (loss) before tax	$(1,376)	$(1,996)	$620	31.1%

Intersegment revenues	$18	$34	$(16)	(47.1)%
Net interest margin, annualized	3.70%	4.22%	-	-
Efficiency ratio	41.14	55.92	-	-
Return (after-tax) on average assets	(4.64)	(5.53)	-	-
Balances at end of period:
Customer loans	$73,143	$95,651	$(22,508)	(23.5)%
Assets	71,558	92,139	(20,581)	(22.3)

Our Consumer segment reported a lower net loss during the three months ended March 31, 2010 as compared to the year-ago quarter due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income.

Loan impairment charges decreased significantly during the three months ended March 31, 2010 as compared to the year-ago quarter as a result of a lower provision for credit losses in our non-core Mortgage Services, Consumer Lending businesses and Auto Finance businesses as discussed below.

•	Loan impairment charges in our Mortgage Services business decreased $264 million in the first quarter of 2010 as a result of lower loan levels as the portfolio continues to liquidate, delinquency levels continue to decrease, economic conditions improved and a higher percentage of charge-offs were on first lien loans which generally have lower charge-offs than second lien loans. These decreases were partially offset by the impact of higher levels of TDR Loans as compared to the year-ago quarter and higher loss estimates associated with these loans which are not prepaying as quickly as historically experienced as well as the impact of higher unemployment levels. While recent loss severities on foreclosed loans have been lower as compared to the year-ago quarter as home prices have begun to stabilize in most markets, the impact of lower severities was offset by a higher estimate of charge-offs related to loans where we have previously decided not to pursue foreclosure.

•	Loan impairment charges in our Consumer Lending business decreased $339 million in the first quarter of 2010 reflecting lower loan levels as both the real estate secured and personal non-credit card loan portfolios continue to liquidate, delinquency levels continue to decrease and economic conditions continue to improve.

HSBC Finance Corporation

The decrease in loan impairment charges for real estate secured loans also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans as well as an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages have stabilized. These decreases in loan impairment charges for real estate secured loans were partially offset by lower loan prepayments, portfolio seasoning, higher levels of unemployment and increased levels of TDR Loans including higher reserve requirements associated with these loans. While recent loss severities on foreclosed loans have been lower as compared to the year-ago quarter as home prices have begun to stabilize in most markets, the impact of lower severities was offset by a higher estimate of charge-offs related to loans where we have previously decided not to pursue foreclosure. The decrease in loan impairment charges for personal non-credit card receivables reflects lower loan levels, lower delinquency levels and improvements in economic conditions, partially offset by the impact of slightly higher levels of charge-off and higher levels of TDR Loans including higher reserve requirements associated with these loans.

•	Loan impairment charges in our auto finance receivable portfolio decreased as a result of lower loan levels as the portfolio continues to liquidate. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles.

During the first quarter of 2010, credit loss reserves decreased to $7.0 billion as loan impairment charges were $520 million lower than net charge-offs. During the first quarter of 2009, credit loss reserves increased to $10.7 billion as loan impairment charges were $414 million greater than net charge-offs. Credit loss reserves since March 2009 were significantly impacted by the December 2009 Charge-off Policy Changes.

Net interest income decreased due to lower average loans as a result of loan liquidation including lower levels of performing receivables. The decrease also reflects lower overall yields on our loan portfolio including the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card loans now charge-off earlier than in historical periods and as a result, all of the underlying accrued interest income is reversed against net interest income upon charge-off earlier as well. Net interest income was also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured loans as higher yielding auto finance and personal non-credit card receivables have run-off at a faster pace than real estate secured receivables. Lower yields in our real estate secured and personal non-credit card portfolios reflect the higher levels of loan modifications since March 31, 2009 and the impact of the December 2009 Charge-off Policy Changes as previously discussed. These decreases were partially offset by lower interest expense due to lower average borrowings. The decrease in net interest margin reflects the lower loan yields as discussed above.

Other operating income decreased as compared to the year-ago quarter primarily due to a loss of $77 million from the sale of the auto finance servicing operations and certain auto finance receivables to SC USA as previously discussed. Under U.S. GAAP we reported a gain on this transaction with SC USA as the receivables sold were transferred to receivables held for sale at the lower of cost or fair value during the fourth quarter of 2009. Other operating income also decreased due to lower credit insurance commissions, partially offset by lower losses on sales of REO properties. Lower losses on sales of REO properties during the first quarter of 2010 reflects the continued stabilization of home prices during the first quarter of 2010 which results in less deterioration in value between the date we take title to the property and when the property is ultimately sold.

Operating expenses during the prior year quarter included $159 million of costs related to the decision to discontinue new originations for all products in our Consumer Lending business and close the Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during the first quarter of 2009. See Note 5, “Strategic Initiatives,” in our 2009 Form 10-K for additional information regarding this decision. Excluding these items from the year-ago period, operating expenses remained lower, decreasing 32 percent due to the reductions in the scope of our business operations as well as other cost containment measures, lower REO expenses and lower pension expense.

HSBC Finance Corporation

The efficiency ratio during the first quarter of 2009 was impacted by the $164 million in restructuring and impairment charges discussed above. Excluding the impact of the restructuring charges from the year-ago period, the efficiency ratio increased 168 basis points as the decrease in net interest income due to lower loan levels and lower yields outpaced the decrease in operating expenses.

ROA increased during the first quarter of 2010 primarily due to a lower net loss than the prior year quarter reflecting the lower loan impairment charges and lower operating expenses, partially offset by lower net interest income due to lower loan levels and lower yields and the impact of lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From December 31,
	March 31,	2009
	2010	$	%

	(dollars are in millions)

Real estate secured(1)	$58,569	$(2,692)	(4.4)%
Auto finance	4,900	(854)	(14.8)
Personal non-credit card	9,674	(1,036)	(9.7)

Total customer loans	$73,143	$(4,582)	(5.9)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,
	March 31,	2009
	2010	$	%

	(dollars are in millions)

Consumer Lending	$37,857	$(1,640)	(4.2)%
Mortgage Services	20,712	(1,052)	(4.8)

Total real estate secured	$58,569	$(2,692)	(4.4)%

Customer loans decreased 5.9 percent as compared to December 31, 2009 reflecting the continued liquidation of these portfolios which will continue to decline going forward as well as seasonal improvements in collection activities during the first quarter as some customers use their tax refunds to make payments. The decreases in our real estate secured loan portfolios were partially offset by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

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

HSBC Finance Corporation

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

In establishing reserve levels, given the general decline in home prices that have occurred over the past three years in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. It is generally believed that a sustained recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until later during 2010 and possibly beyond. We have considered these factors in establishing our credit loss reserve levels, as appropriate. While we have noted signs of improvement in these industry and housing market trends during the first quarter of 2010 as previously discussed, it is impossible to predict whether such improvement will continue in future periods.

HSBC Finance Corporation

The following table sets forth credit loss reserves for the periods indicated:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Credit loss reserves	$8,417	$9,264
Reserves as a percent of:
Receivables	10.48%	10.82%
Net charge-offs(1)(2)	76.1	39.6	(3)
Nonperforming receivables(2)	100.2	101.8
Two-months-and-over contractual delinquency	77.1	75.4

(1)	Reserves as a percent of net charge-offs for the quarter, annualized.

(2)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(3)	The December 2009 Charge-off Policy Changes as previously discussed resulted in an acceleration of charge-off for certain real estate secured and personal non credit card receivables during the fourth quarter of 2009 which would have otherwise occurred during future periods.

Credit loss reserves at March 31, 2010 decreased as compared to December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $847 million during the current quarter. Credit loss reserves were lower for all products as compared to December 31, 2009 reflecting lower dollars of delinquency and lower receivable levels in all receivable portfolios as previously discussed. The decrease in credit loss reserves in our credit card receivable portfolio reflects lower loss estimates due to lower receivable levels as a result of the actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also reflect improved early stage delinquency roll rates as economic conditions improved and seasonal improvements in our collection activities. The decrease in credit loss reserve levels in our real estate secured receivable portfolio also reflects lower receivable levels as the portfolio continues to liquidate and a significant decrease in delinquency as the delinquent balances continue to migrate to charge-off and are replaced by lower levels of new delinquency volume as the portfolio continues to season and loss severities on foreclosed loans and economic conditions continue to improve. Seasonal improvements in our collection activities as previously discussed also contributed to the decline in real estate delinquency levels. The decreases in real estate secured credit loss reserves were partially offset by higher loss estimates for TDR Loans driven by higher volumes and slower liquidation rates. Credit loss reserve levels in our personal non-credit card portfolio declined modestly in the quarter as lower reserve requirements due to lower delinquency levels and lower balances were partially offset by higher reserve requirements on TDR Loans due to an increase in volumes and expected loss rates.

Credit loss estimates for our core credit card receivable portfolio relate primarily to our non-prime credit card receivable portfolio. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The deterioration of the housing markets in the U.S. over the past three years has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who are, on the whole, demonstrating a better payment history on their loans than homeowners in the portfolio as a whole. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through March 31, 2010 increases in unemployment rates have resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. However, there can be no certainty that these trends will continue.

At March 31, 2010, approximately $4.3 billion, or 8 percent of our real estate secured receivable portfolio has been written down to net realizable value less cost to sell. In addition, approximately $8.7 billion of real estate secured

HSBC Finance Corporation

loans which have not been written down to net realizable value less cost to sell are considered TDR Loans, which are reserved using a discounted cash flow analysis which generally results in a higher reserve requirement.

Reserves as a percentage of receivables decreased to 10.48 percent at March 31, 2010 compared to 10.82 percent at December 31, 2009 due to a significant decline in delinquency levels as discussed above as the decrease in credit loss reserves outpaced the decrease in receivable levels. In the current quarter, this ratio was also impacted by an increase in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value and do not require corresponding credit loss reserves.

Reserves as a percentage of net charge-offs (quarter net charge-offs, annualized) were 76.1 percent at March 31, 2010 compared to 39.6 percent at December 31, 2009. Reserves as a percentage of net charge-offs (quarter net charge-offs, annualized) at December 31, 2009 was significantly impacted by the December 31, 2009 Charge-off Policy Change. The ratio at March 31, 2010 reflects a revised trend for dollars of net charge-offs as under the new charge-off policy implemented in the fourth quarter of 2009, real estate secured and personal non-credit card receivables now charge-off earlier than under the previous practice, resulting in a need to hold less reserves.

Reserves as a percentage of nonperforming receivables decreased to 100.2 percent at March 31, 2010 from 101.8 percent at December 31, 2009. The decrease was driven by our credit card portfolio as decreases in credit loss reserves in this portfolio outpaced the decrease in nonperforming credit card receivables due to the improvements in early stage credit card delinquency as previously discussed, partially offset by increased reserves on TDR Loans in our Consumer Lending and Mortgage Services portfolios.

Reserves as a percentage of two-months-and-over contractual delinquency increased to 77.1 percent at March 31, 2010 from 75.4 percent at December 31, 2009 as the decrease in dollars of contractual delinquency outpaced the decrease in credit loss reserves due, in part, to seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments as well as increased reserves on TDR Loans.

The following table summarizes the changes in credit loss reserves by product during the three months ended March 31, 2010 and 2009:

	Real Estate Secured				Personal
	First	Second	Auto	Credit	Non-Credit	Comm’l
	Lien	Lien	Finance	Card	Card	and Other	Total

	(in millions)

Three months ended March 31, 2010:
Balances at beginning of period	$3,997	$1,430	$174	$1,816	$1,847	$-	$9,264
Provision for credit losses	919	126	56	199	619	-	1,919
Charge-offs	(1,046)	(470)	(93)	(588)	(766)	-	(2,963)
Recoveries	9	22	17	61	88	-	197

Net charge-offs	(1,037)	(448)	(76)	(527)	(678)	-	(2,766)

Balance at end of period	$3,879	$1,108	$154	$1,488	$1,788	$-	$8,417

Three months ended March 31, 2009:
Balances at beginning of period	$4,998	$2,115	$401	$2,249	$2,652	$-	$12,415
Provision for credit losses	1,222	318	150	567	688	-	2,945
Charge-offs	(579)	(412)	(264)	(553)	(715)	-	(2,523)
Recoveries	2	10	17	54	52	-	135

Net charge-offs	(577)	(402)	(247)	(499)	(663)	-	(2,388)

Balance at end of period	$5,643	$2,031	$304	$2,317	$2,677	$-	$12,972

HSBC Finance Corporation

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Core receivables:
Credit card receivables	$979	$1,211
Non-core receivable portfolios:
Real estate secured(1)(2)(3)	8,622	9,395
Auto finance	161	252
Personal non-credit card	1,159	1,432

Total non-core receivables	9,942	11,079

Total receivables	$10,921	$12,290

Delinquency Ratio:
Core receivables:
Credit card receivables	9.24%	10.41%
Non-core receivable portfolios:
Real estate secured(1)(2)(3)	15.15	15.78
Auto finance	4.82	5.62
Personal non-credit card	12.29	13.65

Total non-core receivables	14.27	14.87

Total receivables	13.60%	14.27%

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Mortgage Services:
First lien	$2,824	$2,992
Second lien	305	381

Total Mortgage Services	$3,129	$3,373

Consumer Lending:
First lien	$4,970	$5,380
Second lien	523	642

Total Consumer Lending	$5,493	$6,022

Delinquency Ratio:
Mortgage Services:
First lien	17.40%	17.62%
Second lien	11.22	12.87

Total Mortgage Services	16.51%	16.91%

Consumer Lending::
First lien	14.75%	15.37%
Second lien	12.32	14.03

Total Consumer Lending	14.47%	15.21%

HSBC Finance Corporation

(2)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, ARM and stated income real estate secured receivables:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Interest-only loans	$406	$416
ARM loans	2,369	2,536
Stated income loans	820	861
Delinquency Ratio:
Interest-only loans	30.70%	29.63%
ARM loans	25.61	25.76
Stated income loans	24.03	23.42

(3)	At March 31, 2010 and December 31, 2009, real estate secured delinquency includes $3.7 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.

Core credit card receivables Dollars of delinquency for our core credit card receivables decreased during the first quarter of 2010 reflecting lower receivable levels due to the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also reflect improved early stage delinquency roll rates as economic conditions improved as well as seasonal improvements in our collection activities during the first quarter as some customers use their tax refunds to make payments.

The delinquency ratio for our credit card receivable portfolio at March 31, 2010 decreased 117 basis points as compared to December 31, 2009 as dollars of credit card delinquency decreased at a faster pace than receivable levels during the first quarter of 2010. A significant portion of the improvements in collection activities during the first quarter of 2010 were on delinquent accounts as economic conditions continued to improve.

Non-core receivable portfolios Dollars of delinquency for our non-core receivable portfolios decreased $1.1 billion in the first quarter of 2010 as all products reported lower delinquency levels as the portfolios continue to liquidate and delinquent balances continue to migrate to charge-off. These balances are being replaced with lower levels of new delinquency volume as the portfolios continue to season and economic conditions improve. The lower delinquency levels also resulted from seasonal improvements in our collection activities during the first quarter as discussed above. We believe the decrease in dollars of delinquency in our personal non-credit card receivable portfolios is also, in part, a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of this portfolio.

The delinquency ratio for our non-core receivable portfolios at March 31, 2010 also decreased compared to December 31, 2009 due to the factors discussed above.

Net Charge-offs of Consumer Receivables The table below summarizes dollars of net charge-off of consumer receivables for the quarter and as a percent of average consumer receivables, annualized, (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, for periods following the transfer to the held for sale classification, the receivables are no longer included in average consumer receivable balance as such loans are carried at the lower of cost or fair value and there are no longer any charge-offs reported associated with these receivables.

The dollars of net charge-offs and the net-charge-off ratio for the three months ended March 31, 2010 are not comparable to the historical periods as comparability has been impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables. Charge-off for these receivables under the revised policy is recognized sooner for these products than during the historical periods. Additionally, dollars of net

HSBC Finance Corporation

charge-off and the net charge-off ratio for the three months ended December 31, 2009 include the one-time impact of the adoption of these policy changes which resulted in $3.5 billion of incremental net-charge offs during the fourth quarter of 2009.

	March 31,	December 31,	March 31,
Three Months Ended(1)	2010	2009	2009

	(dollars are in millions)

Net Charge-off dollars:
Core receivables:
Credit card receivables	$527	$536	$499
Non-core receivable portfolios:
Real estate secured(2)(3)	1,485	3,485	979
Auto finance	76	101	247
Personal non-credit card	678	1,724	663

Total non-core receivables	2,239	5,310	1,889

Total receivables	$2,766	$5,846	$2,388

Net Charge-off ratio:
Core receivables:
Credit card receivables	18.73%	18.84%	15.48%
Non-core receivable portfolios:
Real estate secured(2)(3)	10.17	22.09	5.54
Auto finance	8.22	9.37	13.88
Personal non-credit card	27.32	57.54	17.37

Total non-core receivables	12.44	26.76	8.12

Total receivables	13.28%	25.75%	9.02%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	10.43%	22.24%	6.14%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)	Real estate secured net charge-off dollars, annualized, as a percentage of average consumer receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

HSBC Finance Corporation

	March 31,	December 31,	March 31,
Three Months Ended	2010	2009	2009

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$441	$1,126	$392
Second lien	196	353	193

Total Mortgage Services	$637	$1,479	$585

Consumer Lending:
First lien	$597	$1,500	$185
Second lien	251	506	209

Total Consumer Lending	$848	$2,006	$394

Net charge-off ratio:
Mortgage Services:
First lien	10.56%	24.89%	7.56%
Second lien	27.46	43.84	18.83

Total Mortgage Services	13.04%	27.75%	9.42%

Consumer Lending::
First lien	6.93%	16.33	1.85%
Second lien	22.61	40.61	14.45

Total Consumer Lending	8.73%	19.23%	3.44%

(3)	Net charge-off dollars and the net charge-off ratio for ARM loans are as follows:

	March 31,	December 31,	March 31,
Three Months Ended	2010	2009	2009

	(dollars are in millions)

Net charge-off dollars — ARM Loans	$326	$1,070	$392
Net charge-off ratio — ARM Loans	13.67%	40.52%	12.03%

Core credit card receivables Dollars of net charge-offs for our core credit card receivables decreased slightly as compared to the quarter ended December 31, 2009, but increased as compared to the year-ago quarter. During the year-ago quarter, dollars of net charge-offs were positively impacted by the sale of $107 million of credit card receivables which occurred in December 2008 all of which were greater than 150 days contractually delinquent at the time of the sale. These receivables, which were charged-off immediately prior to the sale, would otherwise have migrated to charge-off during the first quarter of 2009. Excluding the impact of this transaction, dollars of net charge-offs also decreased as compared to the year-ago quarter. The decrease in dollars of net charge-off compared to both the prior quarter and prior year quarter reflects lower average receivable levels as previously discussed, including lower delinquency levels and improved economic conditions, partially offset by portfolio seasoning and continued high levels of unemployment.

HSBC Finance Corporation

The net charge-off ratio for our credit card receivable portfolio decreased 11 basis points as compared to the quarter ended December 31, 2009 and, excluding the impact of the transaction discussed above, decreased 7 basis points as compared to the year-ago quarter as the decrease in dollars of net charge-offs as slightly outpaced the decrease in average receivables.

Non-core receivable portfolios Excluding the one-time impact of the adoption of the December 2009 Charge-off Policy Changes in the fourth quarter of 2009 as discussed above, dollars of net charge-offs for our non-core receivable portfolio increased as compared to both the prior quarter and prior year quarter. The increase reflects higher dollars of net charge-offs in our real estate secured and personal non-credit card receivable portfolios as receivables now charge-off earlier under the new policy resulting in a new underlying charge-off trend as the portfolios continue to season as well as the impact of higher levels of contractual delinquency in prior periods which are now migrating to charge-off. The increase in net charge-off dollars for real estate secured receivables excluding the December 2009 Charge-off Policy Changes in both periods was partially offset by lower loss severities on foreclosed loans due to continued stabilization in the housing markets, and, as compared to the year-ago quarter, a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans. Lower net charge-off dollars for auto finance receivables reflects improvements in loss severities from continuing improvement in pricing for used vehicles as well as lower receivable levels as the portfolio continues to liquidate. Dollars of net charge-offs for all receivable products in our non-core receivable portfolios were negatively impacted by the continuing high levels of unemployment.

Excluding the impact of the charge-off policy changes discussed above, the net charge-off ratio for our non-core receivable portfolios increased as compared to both the prior quarter and prior year quarter. The increase reflects the impact of the new underlying charge-off trend as a result of the December 2009 Charge-off Policy Change as well as the impact of lower average receivable levels.

Nonperforming Assets Nonperforming assets are summarized in the following table:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Core receivables:
Credit card receivables (accruing receivables 90 or more days delinquent)(3)	$742	$890
Non-core nonaccrual receivable portfolios (nonaccrual receivables)(1):
Real estate secured(2)(5)	6,669	6,989
Auto finance	162	219
Personal non-credit card	824	998

Total non-core receivable portfolios	7,655	8,206
Nonaccrual receivables held for sale	2	39

Total nonperforming receivables	8,399	9,135
Real estate owned	661	592

Total nonperforming assets	$9,060	$9,727

Credit loss reserves as a percent of nonperforming receivables(4)	100.2%	101.8%

(1)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

HSBC Finance Corporation

(2)	Nonaccrual real estate secured receivables are comprised of the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Real estate secured:
Closed-end:
First lien	$6,111	$6,298
Second lien	385	510
Revolving:
First lien	3	2
Second lien	170	179

Total real estate secured	$6,669	$6,989

(3)	Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes credit card receivables.

(4)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(5)	At March 31, 2010 and December 31, 2009, non-accrual real estate secured receivables includes $3.7 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.

The decrease in total nonperforming receivables since December 31, 2009 reflects the lower delinquency levels for all receivable products as discussed above. Higher levels of real estate owned at March 31, 2010 reflects improvements in processing foreclosure activities following backlogs throughout 2009 in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. Real estate nonaccrual receivables include stated income loans at our Mortgage Services business of $661 million and $683 million at March 31, 2010 and December 31, 2009, respectively.

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates.

The following table summarizes TDR Loans which are shown as nonperforming assets in the table above:

	March 31,	December 31,
	2010	2009

	(in millions)

Real estate secured	$1,605	$1,607
Auto finance	10	20
Credit card	36	36
Personal non-credit card	101	106

Total	$1,752	$1,769

For additional information related to TDR Loans, see Note 5, “Receivables,” to our accompanying consolidated financial statements.

Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently, and/or to reset the contractual delinquency status of an account to current, based on indicia or criteria which, in our judgment, evidence continued payment probability as well as a continued desire for the borrower to stay in their home. Such policies and practices vary by product and are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if

HSBC Finance Corporation

economically expedient. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent.

Modification As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices particularly in light of the current needs of our customers. As a result of these reviews, beginning in the fourth quarter of 2006, we significantly increased our use of modifications in response to what we expected would be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, our Mortgage Services and Consumer Lending businesses actively use account modifications to modify the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently temporarily declined.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program requires certain documentation as well as receipt of two qualifying payments before the account may be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, we increased certain documentation requirements for participation in these programs. By late 2009, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loan. Additionally, volumes of new loan modifications are expected to decrease as we are no longer originating real estate secured receivables as well as the impact of the continued seasoning of a liquidating portfolio and improvements in economic conditions. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our programs provide more meaningful assistance to our customers.

A loan modified under these programs is only included in the re-aging statistics table (“Re-age Table”) on page 95 if the delinquency status of the loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified during the first quarter of 2010, some of which may have also been re-aged:

Outstanding Receivable
	Number of		Balance at Time of
	Accounts Modified		Modification
	Consumer	Mortgage	Consumer	Mortgage
Three Months Ended March 31, 2010	Lending	Services	Lending	Services

(dollars are in billions)

Foreclosure Avoidance Programs(1)(2)	11,000	7,700	$1.6	$1.0

HSBC Finance Corporation

(1)	Includes all loans modified under these programs during the three months ended March 31, 2010 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification.

In addition to the foreclosure avoidance program described above, beginning in October 2006 we also established a program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate reset and payment reset that we expected would be negatively impacted by the rate adjustment. Under the Proactive ARM Reset Modification Program, we proactively contacted these customers and, as appropriate and in accordance with defined policies, we modified the loans allowing time for the customer to seek alternative financing or improve their individual situation. At the end of the modification period, we re-evaluated the loan to determine if an extension of the modification term is warranted. If the loan is less than 30-days delinquent and has not received assistance under any other risk mitigation program, typically the modification may be extended for an additional twelve-month period at a time provided the customer demonstrates an ongoing need for assistance. A loan that has been modified under the Proactive ARM Modification Program for twelve-months or longer is generally considered a TDR Loan. Loans modified as part of this specific risk mitigation effort are not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it is included in the Re-age Table. While this program is on-going, the volume of new modifications under the Proactive ARM Reset Modification Program has significantly decreased as we ceased offering ARM loans in 2007 and the majority of our existing ARM loan portfolio has passed the loan’s initial reset date. Since the inception of the Proactive ARM Reset Modification Program in October 2006, we have modified approximately 13,200 loans with an aggregate outstanding principal balance of $2.2 billion at the time of the modification.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have significantly increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 333,600 real estate secured loans with an aggregate outstanding principal balance of $39.5 billion at the time of modification and/or re-age under the Foreclosure Avoidance/Account Modification Programs and the Proactive ARM Modification Programs described above. These totals include approximately 64,600 real estate secured loans with an outstanding principal balance of $9.9 billion that received two or more modifications since January 2007 and, therefore, may be classified as TDR Loans. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
Status as of March 31, 2010	of Loans	Modification

Current or less than 30-days delinquent	48%	47%
30- to 59-days delinquent	9	9
60-days or more delinquent	18	23
Paid-in-full	6	5
Charged-off, transferred to real estate owned or sold	19	16

	100%	100%

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

HSBC Finance Corporation

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that were either re-aged only, modified only or modified and re-aged:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

March 31, 2010:
Loans re-aged only	89.8	36.0	$7,687	$3,292
Loans modified only(2)	16.2	10.2	1,998	1,216
Loans modified and re-aged	68.3	52.1	8,824	6,669

Total loans modified and/or re-aged(3)	174.3	98.3	$18,509	$11,177

December 31, 2009:
Loans re-aged only	91.3	36.5	$7,779	$3,331
Loans modified only(2)	16.6	10.6	2,096	1,274
Loans modified and re-aged	67.5	53.1	8,805	6,917

Total loans modified and/or re-aged(3)	175.4	100.2	$18,680	$11,522

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 5, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under the Proactive ARM Modification program described above.

(3)	The following table provides information at March 31, 2010 regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

			Outstanding
			Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

March 31, 2010:
Current or less than 30-days delinquent	66%	67%	62%	67%
30- to 59-days delinquent	11	9	13	10
60-days or more delinquent	23	24	25	23

	100%	100%	100%	100%

December 31, 2009:
Current or less than 30-days delinquent	62%	64%	59%	65%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	25	27	24

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

HSBC Finance Corporation

Re-age Our re-aging policies and practices vary by product and are described in detail in the “Credit Quality” section of our 2009 Form 10-K. The fact that the re-aging criteria may be met for a particular account does not require us to re-age that account, and the extent to which we re-age accounts that are eligible under the criteria will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). We use account re-aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time. These policies and practices are continually under review and assessment to assure that they meet the goals outlined above, and accordingly, we modify or permit exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

We continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 83 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

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

Re-age Table(1)

	March 31,	December 31,
	2010	2009

Never re-aged	60.2%	61.6%
Re-aged:
Re-aged in the last 6 months	12.3	12.2
Re-aged in the last 7-12 months	12.2	13.6
Previously re-aged beyond 12 months	15.3	12.6

Total ever re-aged	39.8	38.4

Total	100.0%	100.0%

Re-aged by Product(1)(3)

	March 31,		December 31,
	2010		2009

	(dollars are in millions)

Real estate secured(2)	$26,724	47.0%	$27,036	45.4%
Auto finance	1,523	45.5	2,021	45.0
Credit card	497	4.7	527	4.5
Personal non-credit card	3,358	35.6	3,678	35.1

Total	$32,102	39.8%	$33,262	38.4%

HSBC Finance Corporation

(1)	Excludes commercial and other.

(2)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Mortgage Services	$10,419	$10,699
Consumer Lending	16,305	16,337

Total real estate secured	$26,724	$27,036

(3)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

The overall decrease in dollars of re-aged loans during the three months ended March 31, 2010 reflects the lower delinquency and receivable levels as discussed above including the impact of the sale of certain auto finance receivables to SC USA during the first quarter of 2010. At March 31, 2010 and December 31, 2009, $7.5 billion (23 percent of total re-aged loans in the Re-age Table) and $8.1 billion (24 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

Other Account Management Techniques In addition to our modification and re-aging policies and practices, we employ other customer account management techniques in respect of delinquent accounts that are similarly designed to manage customer relationships, maximize collection opportunities and avoid foreclosure or repossession if commercially sensible and reasonably possible. These additional customer account management techniques include, at our discretion, actions such as extended payment arrangements, approved external debt management plans, forbearance, loan rewrites and/or deferment pending a change in circumstances. We typically use these customer account management techniques with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for some period of time. For example, under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreement to pay us an additional amount with future required payments. In some cases, these additional customer account management techniques may involve us agreeing to lower the contractual payment amount and/or reduce the periodic interest rate.

The amount of receivables subject to forbearance, non-real estate secured receivable modification, rewrites or other customer account management techniques for which we have reset delinquency and that is not included in the re-aged or delinquency statistics was approximately $123 million or .2 percent of receivables and receivables held for sale at March 31, 2010 and $153 million or .2 percent at December 31, 2009.

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

HSBC Finance Corporation

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of March 31, 2010 as well as the unemployment rate for these states as of March 2010.

	Percentage of Portfolio				Unemployment
	Receivables			Percent of	Rates as of
	Credit	Real Estate		Total	March 31,
	Cards	Secured	Other	Receivables	2010(1)

California	11.2%	10.6%	6.8%	10.4%	12.6%
Florida	7.1	6.5	5.8	6.7	12.3
New York	7.5	6.7	6.7	6.6	8.6
Pennsylvania	4.1	5.7	6.3	5.4	9.0
Ohio	4.2	5.4	5.7	5.2	11.0

(1)	The U.S. national unemployment rate as of March 31, 2010 was 9.7 percent.

Because our underwriting, collections and processing functions are centralized, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Liquidity and Capital Resources

HSBC Related Funding Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,	December 31,
	2010	2009

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$9.0	$9.0

Debt outstanding to HSBC clients:
Euro commercial paper	.6	.7
Term debt	1.8	1.8

Total debt outstanding to HSBC clients	2.4	2.5
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	9.2	10.3
Cash received on bulk sale of auto finance receivables to HSBC Bank USA, net (cumulative)	2.4	2.8
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	14.8	16.6
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.2)	(6.1)

Total real estate secured receivable activity with HSBC Bank USA	1.7	1.8

Cash received from sale of U.K. Operations to HOHU	.4	.4
Cash received from sale of U.K. credit card business to HSBC Bank plc (“HBEU”)	2.7	2.7
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Capital contributions by HSBC Investments (North America) Inc. (cumulative)	8.6	8.6

Total HSBC related funding	$51.5	$55.0

HSBC Finance Corporation

At March 31, 2010 and December 31, 2009, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 14 percent of our total debt and preferred stock funding.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA and the proceeds from the bulk sale of certain auto finance receivables were used to pay down maturing long-term debt and short-term domestic borrowings, including outstanding commercial paper balances, and to pay down maturing long-term debt. Proceeds from each of these transactions as well as the ongoing daily sales were also used to fund ongoing operations.

We have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At March 31, 2010 and December 31, 2009, there were no balances outstanding under either of these lines.

We had derivative contracts with a notional value of $56.6 billion, or approximately 98 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2010 and $58.6 billion, or approximately 98 percent at December 31, 2009. Such arrangements reduce the counterparty risk exposure related to the derivatives portfolio.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $10 million and $17 million at March 31, 2010 and December 31, 2009, respectively. Securities purchased under agreements to resell totaled $5.2 billion and $2.9 billion at March 31, 2010 and December 31, 2009, respectively. The increase in the amount of securities purchased under agreements to resell is due to the generation of additional liquidity as a result of the receipt of tax related payments, issuances of long-term retail debt and the run-off of our liquidating receivable portfolios.

Commercial paper totaled $3.7 billion and $4.3 billion at March 31, 2010 and December 31, 2009, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $582 million and $664 million at March 31, 2010 and December 31, 2009, respectively. Commercial paper balances were lower at March 31, 2010 as a result of our higher short-term liquid investment portfolio and the continued run-off of our liquidating receivable portfolios. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

We had committed back-up lines of credit totaling $7.8 billion at March 31, 2010 and December 31, 2009, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. The $2.5 billion credit facility with an HSBC affiliate was renewed in September 2009 for an additional 364 days. We had $4.3 billion in back-up lines with third parties that were scheduled to mature in April and May of 2010. These lines were replaced in April 2010 with a new $3.2 billion back-up credit facility, split evenly between tenors of 364 days and 2 years. Given the overall reduction in our balance sheet, the new lower level of back-up lines in support of our current commercial paper issuance program is consistent with our reduced 2010 funding requirements.

Long-term debt decreased to $66.5 billion at March 31, 2010 from $69.7 billion at December 31, 2009. The following table summarizes issuances and retirements of long-term debt during 2010 and 2009:

Three Months Ended March 31,	2010	2009

	(in millions)

Long-term debt issued	$119	$1,600
Long-term debt retired(1)	(2,551)	(5,155)

Net long-term debt retired	$(2,432)	$(3,555)

(1)	Additionally, during the first quarter of 2009, long-term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

HSBC Finance Corporation

Issuances of long-term debt during the first quarter of 2010 included $119 million of InterNotessm (retail-oriented medium-term notes).

At March 31, 2010 and December 31, 2009, we had secured conduit credit facilities with commercial banks which provides for secured financings of receivables on a revolving basis totaling $400 million. Of the amounts available under these facilities, no amounts were utilized at March 31, 2010 or December 31, 2009. The facilities will mature in the second quarter of 2010 and are renewable at the banks’ option.

Common Equity During the first quarter of 2010, we did not receive any capital contributions from HINO. However, until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that they are fully committed and have the capacity and willingness to continue that support.

Selected capital ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. Additionally, effective September 30, 2009, we are required by our credit providing banks to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. This ratio excludes the equity impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains (losses) on investments as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2010	2009

Tangible common equity to tangible assets(1)	7.39%	7.60%
Common and preferred equity to total assets	8.63	8.86

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

The following summarizes our credit ratings at March 31, 2010 and December 31, 2009:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of March 31, 2010:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2009:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+

HSBC Finance Corporation

Secured financings Secured financings issued during the three months ended March 31, 2010 and 2009 are summarized in the following table:

Three Months Ended March 31,	2010	2009

	(in millions)

Auto finance	$-	$-
Credit card	-	-
Personal non-credit card	-	1,600

Total	$-	$1,600

Secured financings of $5.1 billion at March 31, 2010 are secured by $7.5 billion of closed-end real estate secured and auto finance receivables. Secured financings of $5.5 billion at December 31, 2009 are secured by $8.0 billion of closed-end real estate secured and auto finance receivables. The following table shows by product type the receivables which secure our secured financings:

	March 31,	December 31,
	2010	2009

	(in billions)

Real estate secured	$6.6	$6.8
Auto finance	.9	1.2

Total	$7.5	$8.0

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at March 31, 2010:

	March 31,	December 31,
	2010	2009

	(in billions)

Private label and credit cards(1)(2)	$99	$96
Other consumer lines of credit	1	1

Open lines of credit	$100	$97

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to March 31, 2010 and December 31, 2009.

HSBC Finance Corporation

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2009 are summarized in the table that follows.

	Actual	Estimated
	January 1	April 1
	through	through			Estimated
	March 31,	December 31,			Full Year
	2010	2010			2010

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(1)	$(4)	-	(2)	$(5)	-	(3)
Commercial paper maturities	1	0	-	1	1	-	2
Term debt maturities	2	13	-	15	15	-	17
Secured financings, including conduit facility maturities	-	1	-	2	1	-	2

Total funding needs	$2	$10	-	16	$12	-	18

Funding sources:
Commercial paper issuances	$(2)	$4	-	6	$2	-	4
Term debt issuances	-	0	-	2	0	-	2
Asset transfers and loan sales	1	0	-	2	1	-	3
Secured financings, including conduit facility renewals	-	0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	-	0	-	2	0	-	2
Other(1)	3	6	-	3	9	-	6

Total funding sources	$2	$10	-	16	$12	-	18

(1)	Primarily reflects cash provided by operating activities.

For the remainder of 2010, the combination of portfolio attrition, cash generated from operations, the receipt of tax related payments and the possible issuance of debt will generate the liquidity necessary to meet our maturing debt obligations. These sources of liquidity may be supplemented with HSBC affiliate funding and sales of receivable portfolios.

Commercial paper outstanding will continue to be lower throughout 2010. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2010 should not be considered indicative of the results for any future period.

Control Over Valuation Process and Procedures A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for debt securities and long-term debt for which we have elected fair value option are determined by a third-party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. An independent price validation process is also utilized. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible. We consider the following factors in determining fair values:

•	similarities between the asset or the liability under consideration and the asset or liability for which quotation is received;

•	whether the security is traded in an active or inactive market;

•	consistency among different pricing sources;

HSBC Finance Corporation

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

Fair Value Hierarchy Accounting principles related to fair value measurements establish a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants’ assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

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

HSBC Finance Corporation

Level 1 inputs are unadjusted quoted prices in active markets that the reporting entity has the ability to access for the identical assets or liabilities. A financial instrument is classified as a Level 1 measurement if it is listed on an exchange or is an instrument actively traded in the OTC market where transactions occur with sufficient frequency and volume. We regard financial instruments that are listed on the primary exchanges of a country, such as equity securities and derivative contracts, to be actively traded. Non-exchange-traded instruments classified as Level 1 assets include securities issued by the U.S. Treasury.

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2010 and December 31, 2009, our Level 3 instruments recorded at fair value on a recurring basis include $37 million and $49 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of March 31, 2010 and December 31, 2009, our Level 3 assets recorded at fair value on a non-recurring basis included the following:

	March 31,	December 31,
	2010	2009

	(in millions)

Receivables held for sale	$3	$3

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Into (Out of) Level 1 and 2 Measurements During the first quarter of 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

Transfers Into (Out of) Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at March 31, 2010 and 2009 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test, which is described more fully in Note 17, “Fair Value Measurements,” in the accompanying consolidated financial statements, with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the first quarter of 2010, we transferred $19 million of individual securities, primarily corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $9 million from Level 2 to Level 3 of individual corporate debt securities and asset-backed securities which met one or both of the conditions described above. During the first quarter of 2009, we transferred $91 million of individual corporate debt securities and asset-backed securities from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $36 million from Level 2 to Level 3 of individual securities, primarily corporate debt securities and asset-backed securities, which met one or both of the conditions described above. As a result, we reported a total of $37 million and $49 million of available-for-sale securities, or approximately 1 percent and 2 percent of our securities portfolio as Level 3 at March 31, 2010 and December 31, 2009, respectively. At

HSBC Finance Corporation

March 31, 2010 and December 31, 2009, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 1 percent.

See Note 17, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Credit Risk Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to our Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. The business unit retail risk management functions report directly to the HSBC North America Chief Retail Credit Officer. While our product offerings have been significantly reduced as a result of our decision to discontinue all new customer account originations in our Consumer Lending and Auto Finance businesses, there have not been significant changes to our credit risk management process. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See the captions “Credit Quality” and “Risk Management” in our 2009 Form 10-K for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2009 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $37 million and $46 million at March 31, 2010 and December 31, 2009, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.5 billion and $3.4 billion at March 31, 2010 and December 31, 2009, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 10, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 17, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

There have been no significant changes in our approach to credit risk management since December 31, 2009.

Liquidity Risk Continued success in reducing the size of our non-core receivable portfolio as well as further reductions in our core credit card portfolio will impact our liquidity management process going forward. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to elevated charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management

HSBC Finance Corporation

strategies, including selected debt issuances and receivable portfolio sales. In the event a portion of this incremental funding is met through issuances of unsecured term debt to either retail or institutional investors, these issuances would better match the projected cash flows of the remaining run-off portfolio and partly reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity and willingness to continue to provide such support.

Maintaining our credit ratings is an important part of maintaining our overall liquidity profile. As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit ratings downgrade would increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting and permit termination of certain contracts material to us. Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

There have been no significant changes in our approach to liquidity risk management since December 31, 2009.

Market Risk HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At March 31, 2010 and December 31, 2009, our absolute PVBP limit was $8.70 million and $8.95 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at March 31, 2010 and December 31, 2009 dictated that the value of the balance sheet could not increase or decrease by more than $8.70 million and $8.95 million, respectively.

The following table shows the components of absolute PVBP at March 31, 2010 and December 31, 2009 broken down by currency risk:

	March 31,	December 31,
	2010	2009

	(in millions)

USD	$6.668	$6.657
JPY	.096	.099

Absolute PVBP risk	$6.764	$6.756

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

	March 31,	December 31,
	2010	2009

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$68	$66
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	73	70

A principal consideration supporting both of the PVBP and margin of risk analyses is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification programs and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic

HSBC Finance Corporation

environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

There has been no significant change in our approach to market risk management since December 31, 2009.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2009.

Compliance Risk There has been no significant change in our approach to compliance risk management since December 31, 2009.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2009.

Strategic Risk There has been no significant change in our approach to strategic risk management since December 31, 2009.

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2010	2009

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$7,195	$7,804
Exclude:
Fair value option adjustment	(473)	(518)
Unrealized (gains) losses on cash flow hedging instruments	639	633
Postretirement benefit plan adjustments, net of tax	(9)	(8)
Unrealized (gains) losses on available-for-sale investments	(43)	(31)
Intangible assets	(709)	(748)

Tangible common equity	$6,600	$7,132

Tangible shareholder’s(s’) equity:
Tangible common equity	$6,600	$7,132
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholder’s(s’) equity	$8,175	$8,707

Tangible assets:
Total assets	$90,076	$94,553
Exclude:
Intangible assets	(709)	(748)
Derivative financial assets	-	-

Tangible assets	$89,367	$93,805

Equity ratios:
Common and preferred equity to total assets	8.63%	8.86%
Tangible common equity to tangible assets	7.39	7.60
Tangible shareholder’s(s’) equity to tangible assets	9.15	9.28

HSBC Finance Corporation

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” under the caption “Risk Management — Market Risk” of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

Item 6. Exhibits

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HSBC Finance Corporation

Index

Account management policies and practices  91
Assets:
       by business segment  39
       fair value of financial assets  46
       fair value measurements  43
       nonperforming  90
Balance sheet (consolidated)  4
Basis of reporting  8, 60
Business:
       consolidated performance review  55
       focus  54
Capital:
       2010 funding strategy  101
       common equity movements  99
       consolidated statement of changes  5
       selected capital ratios  99
Cards and Retail Services business segment  38, 77
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
       statements  52
Consumer business segment  38, 80
Contingent liabilities  50
Controls and procedures  108
Credit quality  59, 82
Credit risk:
       component of fair value option  29, 72
       concentration  19
       management  104
Current environment  52
Deferred tax assets  31
Derivatives:
       cash flow hedges  25
       fair value hedges  24
       income (expense)  71
       non-qualifying hedges  26
       notional value  28
Equity:
       consolidated statement of changes  5
       ratios  99
Equity securities available-for-sale  12
Estimates and assumptions  8
Executive overview  52
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  44
       assets and liabilities recorded at fair value on a
          non-recurring basis  46
       control over valuation process  101
       financial instruments  47
       hierarchy  102
       transfers into/out of level one and
          level two  45, 103
       transfers into/out of level two and
          level three  45, 103
       valuation techniques  48
Fee income  73
Financial highlights metrics  58
Financial liabilities:
       designated at fair value  28, 72
       fair value of financial liabilities  47
Forward looking statements  52
Funding  60, 101
Geographic concentration of receivables  97
Goodwill  22
Impairment:
       available-for-sale securities  14, 71
       credit losses  20, 56, 69
       nonperforming receivables  90
Income (loss) from financial instruments designated at
       fair value  29, 72
Income tax expense  30
Insurance:
       policyholders benefits expense  75
       revenue  71
Intangible assets  22
Internal control  108
Interest income:
       net interest income  67
       sensitivity  105
Key performance indicators  58
Legal proceedings  50, 108
Liabilities:
       commercial paper  98
       commitments, lines of credit  98
       financial liabilities designated at
          fair value  28, 72
       long-term debt  98
Liquidity and capital resources  97
Litigation  50, 108
Loans and advances — see Receivables
Loan impairment charges — see Provision for
       credit losses
Market risk  105
Market turmoil — see Current Environment
Mortgage lending products  17, 64
Net interest income  67
New accounting pronouncements  51
Operating expenses  74
Operational risk  106
Other revenues  71
Pension and other postretirement benefits  32
Performance, developments and trends  55
Profit (loss) before tax:
       by segment — IFRSs management basis  39

HSBC Finance Corporation

       consolidated  3
Provision for credit losses  56, 69
Ratios:
       capital  99
       charge-off (net)  88
       credit loss reserve related  84
       earnings to fixed charges — Exhibit 12
       efficiency  59, 75
       financial  58
Re-aged receivables  95
Real estate owned  67
Receivables:
       by category  17, 64
       by charge-off (net)  88
       by delinquency  86
       geographic concentration  97
       held for sale  20, 66
       modified and/or re-aged  94
       nonperforming  90
       overall review  64
       risk concentration  19, 97
       troubled debt restructures  18, 70, 91
Reconciliation to U.S. GAAP financial measures  107
Reconciliation of U.S. GAAP results to IFRSs  39, 61
Refreshed loan-to-value  65
Related party transactions  33
Results of operations  67
Risk elements in the loan portfolio by product  19
Risk management:
       credit  104
       compliance  106
       liquidity  104
       market  105
       operational  106
       reputational  106
       strategic  106
Securities:
       fair value  12, 44
       maturity analysis  16
Segment results — IFRSs management basis:
       card and retail services  38, 77
       consumer  38, 80
       “All Other” grouping  38
       overall summary  38, 76
Selected financial data  58
Sensitivity:
       projected net interest income  105
Special purpose entities  42
Statement of changes in shareholders’ equity  5
Statement of changes in comprehensive income  5
Statement of income (loss)  3
Strategic initiatives and focus  9, 54
Table of contents  2
Tangible common equity to tangible managed
       assets  60, 99, 107
Troubled debt restructures  18, 70, 91
Variable interest entities  42

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010

HSBC FINANCE CORPORATION
(Registrant)

/s/  Edgar D. Ancona
Edgar D. Ancona
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