Form 10-Q
period 2010-06-30
HSBC Finance Corp
filed 2010-08-02
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

As of July 30, 2010, there were 66 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

		(in millions)

Finance and other interest income	$1,897	$2,594	$3,968	$5,440
Interest expense on debt held by:
HSBC affiliates	35	60	74	154
Non-affiliates	808	1,002	1,636	2,075

Net interest income	1,054	1,532	2,258	3,211
Provision for credit losses	1,622	2,436	3,541	5,381

Net interest income (loss) after provision for credit losses	(568)	(904)	(1,283)	(2,170)

Other revenues:
Insurance revenue	76	85	144	178
Investment income	24	25	51	52
Net other-than-temporary impairment losses	-	-	-	(20)
Derivative related income (expense)	(496)	208	(598)	246
Gain (loss) on debt designated at fair value and related derivatives	470	(4,769)	603	(657)
Fee income	39	151	128	379
Enhancement services revenue	101	124	204	259
Taxpayer financial services revenue	-	3	29	93
Gain on bulk receivable sales to HSBC affiliates	-	-	-	57
Gain on receivable sales to HSBC affiliates	142	90	258	218
Servicing and other fees from HSBC affiliates	164	208	402	412
Lower of cost or fair value adjustment on receivables held for sale	2	(173)	2	(343)
Other income	16	18	26	64

Total other revenues	538	(4,030)	1,249	938

Operating expenses:
Salaries and employee benefits	161	270	337	690
Occupancy and equipment expenses, net	13	36	42	138
Other marketing expenses	79	27	136	77
Real estate owned expenses	40	41	79	146
Other servicing and administrative expenses	194	188	443	454
Support services from HSBC affiliates	263	250	561	518
Amortization of intangibles	35	39	74	81
Policyholders’ benefits	38	48	80	103
Goodwill and other intangible asset impairment charges	-	1,641	-	2,308

Total operating expenses	823	2,540	1,752	4,515

Loss before income tax benefit	(853)	(7,474)	(1,786)	(5,747)
Income tax benefit	332	1,140	662	285

Net loss	$(521)	$(6,334)	$(1,124)	$(5,462)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2010	2009

	(in millions, except
	share data)

Assets
Cash	$229	$311
Interest bearing deposits with banks	15	17
Securities purchased under agreements to resell	5,216	2,850
Securities available-for-sale	3,277	3,187
Receivables, net (including $7.4 billion and $8.0 billion at June 30, 2010 and December 31, 2009, respectively, collateralizing long-term debt)	69,671	78,131
Receivables held for sale	5	536
Intangible assets, net	674	748
Properties and equipment, net	193	201
Real estate owned	787	592
Derivative financial assets	18	-
Deferred income taxes, net	2,758	3,014
Other assets	2,135	4,966

Total assets	$84,978	$94,553

Liabilities
Debt:
Due to affiliates	$7,530	$9,043
Commercial paper	3,736	4,291
Long-term debt (including $25.6 billion and $26.7 billion at June 30, 2010 and December 31, 2009 carried at fair value and $4.9 billion and $5.5 billion at June 30, 2010 and December 31, 2009, respectively, collateralized by receivables)	62,969	69,658

Total debt	74,235	82,992

Insurance policy and claim reserves	995	996
Derivative related liabilities	218	60
Liability for post-retirement benefits	272	268
Other liabilities	1,842	1,858

Total liabilities	77,562	86,174

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 66 shares and 65 shares issued at June 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	23,323	23,119
Accumulated deficit	(15,874)	(14,732)
Accumulated other comprehensive loss	(608)	(583)

Total common shareholder’s equity	6,841	7,804

Total liabilities and shareholders’ equity	$84,978	$94,553

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2010	2009

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$23,119	$21,485
Capital contribution from parent company	200	2,285
Return of capital to parent company	-	(1,043)
Employee benefit plans, including transfers and other	4	(6)

Balance at end of period	$23,323	$22,721

Accumulated deficit
Balance at beginning of period	$(14,732)	$(7,245)
Net loss	(1,124)	(5,462)
Dividends:
Preferred stock	(18)	(18)

Balance at end of period	$(15,874)	$(12,725)

Accumulated other comprehensive loss
Balance at beginning of period	$(583)	$(1,378)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(62)	561
Securities available-for-sale, not other-than-temporarily impaired	52	36
Other-than-temporarily impaired debt securities available-for-sale(1)	1	-
Postretirement benefit plan adjustment, net of tax	(5)	15
Foreign currency translation adjustments	(11)	13

Other comprehensive income, net of tax	(25)	625

Balance at end of period	$(608)	$(753)

Total common shareholder’s equity	$6,841	$9,243

Comprehensive income (loss)
Net loss	$(1,124)	$(5,462)
Other comprehensive income (loss)	(25)	625

Comprehensive income (loss)	$(1,149)	$(4,837)

(1)	During the six months ended June 30, 2010, gross other-than-temporary impairment (“OTTI”) recoveries on available-for-sale securities totaled $1 million, all relating to the non-credit component of OTTI previously recorded in accumulated other comprehensive income (“AOCI”).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2010	2009

	(in millions)

Cash flows from operating activities
Net loss	$(1,124)	$(5,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	3,541	5,381
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	-	(57)
Gain on receivable sales to HSBC affiliates	(258)	(218)
Goodwill and other intangible impairment	-	2,308
Loss on sale of real estate owned, including lower of cost or market adjustments	15	99
Insurance policy and claim reserves	(28)	(5)
Depreciation and amortization	91	103
Mark-to-market on debt designated at fair value and related derivatives	(186)	928
Originations of loans held for sale	(16,580)	(18,365)
Sales and collections on loans held for sale	16,841	18,713
Purchase of auto finance receivables from HSBC Bank USA for immediate sale	(379)	-
Cash proceeds from sale of auto finance receivables	379	-
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(1,880)	(1,100)
Other-than-temporary impairment on securities	-	20
Lower of cost or fair value on receivables held for sale	(2)	343
Net change in other assets	3,044	1,282
Net change in other liabilities	(16)	(577)
Other, net	323	195

Net cash provided by operating activities	3,781	3,588

Cash flows from investing activities
Securities:
Purchased	(529)	(227)
Matured	176	250
Sold	112	10
Net change in short-term securities available-for-sale	231	81
Net change in securities purchased under agreements to resell	(2,366)	(1,586)
Net change in interest bearing deposits with banks	2	(8)
Proceeds from sale of affiliate preferred stock shares to HSBC plc	-	242
Receivables:
Net (originations) collections	3,812	4,774
Purchases and related premiums	(21)	(21)
Proceeds from sales of real estate owned	628	819
Cash received from bulk sales of receivables to HSBC Bank USA	-	8,821
Cash received in sale of auto finance servicing operations and receivables held for sale	551	-
Purchases of properties and equipment	(7)	(24)

Net cash provided by investing activities	2,589	13,131

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2010	2009

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(555)	(3,861)
Net change in due to affiliates	(1,513)	(2,232)
Long-term debt issued	353	1,600
Repayments of long-term debt	(4,913)	(13,017)
Insurance:
Policyholders’ benefits paid	(39)	(48)
Cash received from policyholders	33	26
Capital contribution from parent	200	2,010
Return of capital to parent	-	(1,043)
Shareholder’s dividends	(18)	(18)

Net cash used in financing activities	(6,452)	(16,583)

Net change in cash	(82)	136
Cash at beginning of period	311	255

Cash at end of period	$229	$391

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$834	$662

Transfer of receivables to held for sale	-	516

Transfer of receivables to held for investment	-	804

Extinguishment of indebtedness related to bulk receivable sale	$-	$(6,077)

Redemption of the junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$-	$275

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

As previously disclosed in the 2009 Form 10-K, subsequent to the filing of the June 30, 2009 Form 10-Q certain tax return filing adjustments were identified which resulted in an increase in the required valuation allowance against deferred tax assets at June 30, 2009 and a decrease in our income tax benefit for the three and six months ended June 30, 2009. Although we concluded that the impact of these items was not material individually or in the aggregate to the consolidated financial statements for the second quarter of 2009 as originally reported, we nonetheless decided to revise the consolidated statement of income (loss) for the three and six months ended June 30, 2009 previously reported in our quarterly report on Form 10-Q for the period ended June 30, 2009 as presented in this quarterly report on Form 10-Q. This resulted in a decrease to our income tax benefit and an increase in our net loss during the three and six months ended June 30, 2009 of $375 million as compared to what was previously reported.

HSBC Finance Corporation

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

2.  Sale of Auto Finance Servicing Operations and Auto Finance Receivables

In March 2010, we sold our auto finance receivable servicing operations as well as both delinquent and non-delinquent auto finance receivables with a carrying value of $927 million (par value of $1.0 billion), of which $379 million was purchased from HSBC Bank USA immediately prior to the sale at estimated fair value, to Santander Consumer USA Inc. (“SC USA”) for $930 million in cash. Under the terms of the agreement, our auto finance receivable servicing facilities in San Diego, California and Lewisville, Texas were assigned to SC USA, and the majority of the employees from those locations were offered the opportunity to transfer to SC USA at the time of close. SC USA is servicing the remainder of our auto finance receivable portfolio as well as the auto finance receivable portfolio we had previously serviced for HSBC Bank USA. As the receivables sold were previously classified as held for sale and written down to the lower of cost or fair value, we recorded a gain of $5 million ($3 million after-tax) during the first quarter of 2010 which primarily related to the sale of the auto servicing platform and reversal of certain accruals related to leases assumed by SC USA. While this business was operating in run-off mode at June 30, 2010, we have not reported it as a discontinued operation because we continued to generate cash flow from the on-going collection of the receivables, including interest and fees.

In July 2010, we agreed in principle to sell the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.9 billion at June 30, 2010 and other related assets to an unaffiliated third party, and to transfer approximately $490 million of indebtedness secured by auto finance receivables. See Note 20, “Subsequent Event,” for additional information regarding this transaction.

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

2009 Strategic Initiatives During 2009, we undertook a number of actions including the following:

>	In November 2009, we entered into an agreement to sell our auto finance receivable servicing operations and auto finance receivables. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” for further discussion regarding this transaction.

>	Throughout 2009, we decided to exit certain lease arrangements and consolidate a variety of locations across the United States. As a result, we have or will exit certain facilities and/or significantly reduce our occupancy space over the next 6 to 12 months in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota and Tampa, Florida. Additionally, we have consolidated our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility and consolidated certain servicing functions currently performed in Brandon, Florida to facilities in Buffalo, New York and Elmhurst, Illinois.

>	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2009 Strategic Initiatives The following summarizes the changes in the restructure liability during the three and six months ended June 30, 2010 and 2009, respectively, relating to actions implemented during 2009:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

		(in millions)

Three months ended June 30, 2010:
Restructuring liability at April 1, 2010	$11	$8	$2	$21
Restructuring costs recorded during the period	-	4	-	4
Restructuring costs paid during the period	(5)	(2)	-	(7)
Adjustments to the restructure liability during the period	-	(2)	(2)	(4)

Restructure liability at June 30, 2010	$6	$8	$-	$14

Three months ended June 30, 2009:
Restructuring liability at April 1, 2009	$87	$50	$13	$150
Restructuring costs recorded during the period	2	-	-	2
Restructuring costs paid during the period	(53)	(19)	(5)	(77)
Adjustments to the restructure liability during the period	(13)	-	-	(13)

Restructure liability at June 30, 2009	$23	$31	$8	$62

Six months ended June 30, 2010:
Restructuring liability at January 1, 2010	$13	$12	$2	$27
Restructuring costs recorded during the period	1	4	-	5
Restructuring costs paid during the period	(8)	(7)	-	(15)
Adjustments to the restructure liability during the period	-	(1)	(2)	(3)

Restructure liability at June 30, 2010	$6	$8	$-	$14

Six months ended June 30, 2009:
Restructuring liability at January 1, 2009	$-	$-	$-	$-
Restructuring costs recorded during the period	89	54	14	157
Restructuring costs paid during the period	(53)	(23)	(6)	(82)
Adjustments to the restructure liability during the period	(13)	-	-	(13)

Restructure liability at June 30, 2009	$23	$31	$8	$62

2008 Strategic Initiatives During 2008, we undertook a number of actions including the following:

>	During the third quarter of 2008, closed servicing facilities located in Jacksonville, Florida and White Marsh, Maryland in our Card and Retail Services business and redeployed these activities to other facilities in our Card and Retail Services business.

>	Reduced headcount in our Card and Retail Services business during the fourth quarter of 2008;

>	In March 2008, reduced the size of our Auto Finance business and in July 2008 discontinued all new auto finance originations from our dealer and direct-to-consumer channels; and

>	Ceased operations of Solstice Capital Group, Inc, a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2008 Strategic Initiatives The following summarizes the changes in the restructure liability during the three and six months ended June 30, 2010 and 2009 relating to the actions implemented during 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended June 30, 2010:
Restructure liability at April 1, 2010	$-	$2	$2
Restructuring costs paid during the period	-	-	-
Liability assumed by third party(1)	-	-	-

Restructure liability at June 30, 2010	$-	$2	$2

Three months ended June 30, 2009:
Restructure liability at April 1, 2009	$3	$9	$12
Restructuring costs paid during the period	(2)	(1)	(3)
Adjustments to the restructure liability during the period	(1)	-	(1)

Restructure liability at June 30, 2009	$-	$8	$8

Six months ended June 30, 2010:
Restructure liability at January 1, 2010	$-	$4	$4
Restructuring costs paid during the period	-	(1)	(1)
Liability assumed by third party(1)	-	(1)	(1)

Restructure liability at June 30, 2010	$-	$2	$2

Six months ended June 30, 2009:
Restructure liability at January 1, 2009	$10	$10	$20
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(10)	(2)	(12)
Adjustments to the restructure liability during the period	(1)	-	(1)

Restructure liability at June 30, 2009	$-	$8	$8

(1)	During the first quarter of 2010, certain leases of our auto finance operations were assumed by SC USA. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” for additional information regarding this transaction.

2007 Actions Beginning in mid-2007 we undertook a number of actions including the following:

>	Discontinued correspondent channel acquisitions of our Mortgage Services business;

>	Ceased operations of Decision One Mortgage Company;

>	Reduced the Consumer Lending branch network to approximately 1,000 branches at December 31, 2007; and

>	Closed our loan underwriting, processing and collections center in Carmel, Indiana.

HSBC Finance Corporation

The following summarizes the changes in the restructure liability during the three and six months ended June 30, 2010 and 2009 relating to the actions implemented during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended June 30, 2010:
Restructure liability at April 1, 2010	$-	$14	$14
Adjustments to the restructure liability during the period	-	(14)	(14)

Restructure liability at June 30, 2010	$-	$-	$-

Three months ended June 30, 2009:
Restructure liability at April 1, 2009	$-	$16	$16
Restructuring costs paid during the period	-	(1)	(1)

Restructure liability at June 30, 2009	$-	$15	$15

Six months ended June 30, 2010:
Restructure liability at January 1, 2010	$-	$14	$14
Adjustments to the restructure liability during the period	-	(14)	(14)

Restructure liability at June 30, 2010	$-	$-	$-

Six months ended June 30, 2009:
Restructure liability at January 1, 2009	$1	$17	$18
Restructuring costs paid during the period	(1)	(2)	(3)

Restructure liability at June 30, 2009	$-	$15	$15

HSBC Finance Corporation

Summary of Restructuring Activities The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the three and six months ended June 30, 2010 and 2009:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(in millions)

Three months ended June 30, 2010:
2009 Facility Closures	$-	$4	$-	$-	$4
2009 Consumer Lending Closure	-	(2)	(2)	-	(4)
2007 Mortgage Services initiatives	-	(14)	-	-	(14)

Total expense release	$-	$(12)	$(2)	$-	$(14)

Three months ended June 30, 2009:
2009 Facility Closures	$2	$-	-	$3	$5
2009 Consumer Lending Closure(5)	(13)	-	-	-	(13)
2008 Auto Finance	(1)	-	-	-	(1)

Total expense (expense release)	$(12)	$-	$-	$3	$(9)

Six months ended June 30, 2010:
2009 Facility Closure	$-	$4	$-	$-	$4
2009 Consumer Lending Closure	1	(1)	(2)	-	(2)
2007 Mortgage Services initiatives	-	(14)	-	-	(14)

Total expense (expense release)	$1	$(11)	$(2)	$-	$(12)

Six months ended June 30, 2009:
2009 Facility Closure	$2	$-	$-	$3	$5
2009 Consumer Lending Closure(5)	74	54	14	14	156

Total expense	$76	$54	$14	$17	$161

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income (loss).

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).

(4)	Includes $29 million of fixed asset write-offs during the six months ended June 30, 2009, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). The six months ended June 30, 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(5)	Excludes intangible asset impairment charges of $14 million recorded during the six months ended June 30, 2009.

HSBC Finance Corporation

4.  Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$365	$-	$8	$-	$373
U.S. government sponsored enterprises(1)	252	-	6	-	258
U.S. government agency issued or guaranteed	15	-	1	-	16
Obligations of U.S. states and political subdivisions	30	-	1	-	31
Asset-backed securities(2)	81	(10)	2	-	73
U.S. corporate debt securities(3)	1,644	-	114	(7)	1,751
Foreign debt securities	349	-	17	(4)	362
Equity securities	12	-	-	-	12
Money market funds	371	-	-	-	371

Subtotal	3,119	(10)	149	(11)	3,247
Accrued investment income	30	-	-	-	30

Total securities available-for-sale	$3,149	$(10)	$149	$(11)	$3,277

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$196	$-	$1	$(1)	$196
U.S. government sponsored enterprises(1)	95	-	3	(1)	97
U.S. government agency issued or guaranteed	20	-	1	-	21
Obligations of U.S. states and political subdivisions	31	-	1	-	32
Asset-backed securities(2)	94	(11)	2	(2)	83
U.S. corporate debt securities(3)	1,684	-	60	(20)	1,724
Foreign debt securities	351	-	15	-	366
Equity securities	12	-	-	-	12
Money market funds	627	-	-	-	627

Subtotal	3,110	(11)	83	(24)	3,158
Accrued investment income	29	-	-	-	29

Total securities available-for-sale	$3,139	$(11)	$83	$(24)	$3,187

(1)	Includes $47 million and $65 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of June 30, 2010 and December 31, 2009, respectively.

(2)	The majority of our asset-backed securities are residential mortgage-backed securities at June 30, 2010 and December 31, 2009.

(3)	At June 30, 2010 and December 31, 2009, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of other-than-temporary impairment (“OTTI”) is recorded in accumulated other comprehensive income.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of June 30, 2010 and December 31, 2009, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number	Unrealized	Fair Value of
June 30, 2010	Securities	Losses	Investments	of Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	1	$-	$-	-	$-	$-
U.S. government sponsored enterprises	-	-	-	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	2	-	-	1	-	-
Asset-backed securities	-	-	-	16	(10)	24
U.S. corporate debt securities	7	-	18	30	(7)	98
Foreign debt securities	17	(4)	37	-	-	-

	27	$(4)	$55	47	$(17)	$122

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	17	$(1)	$97	-	$-	$-
U.S. government sponsored enterprises	1	-	5	1	(1)	4
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	1	-	-
Asset-backed securities	7	(1)	10	18	(12)	34
U.S. corporate debt securities	59	(3)	170	50	(17)	150
Foreign debt securities	12	-	33	-	-	-

	96	$(5)	$315	70	$(30)	$188

Gross unrealized losses decreased during the first half of 2010 primarily due to the impact of lower interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, other-than-temporary impairment of less than $1 million was recognized in earnings on certain debt securities in both the three and six months ended June 30, 2010. In addition, we recognized a recovery in accumulated other comprehensive income relating to the non-credit component of other-than-temporary impairment previously recognized in accumulated other comprehensive income totaling $1 million during the six months ended June 30, 2010.

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

HSBC Finance Corporation

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

At June 30, 2010, approximately 92 percent of our corporate debt securities are rated A- or better and approximately 67 percent of our asset-backed securities, which totaled $73 million are rated “AAA.” Although other-than-temporary impairments of less than $1 million were recorded in earnings during the first half of 2010, without a sustained economic recovery, additional other-than-temporary impairments may occur in future periods.

Proceeds from the sale or call of available-for-sale investments totaled $37 million and $111 million during the three and six months ended June 30, 2010, respectively, compared to $49 million and $59 million during the three and six months ended June 30, 2009, respectively. We realized gross gains of $1 million and $4 million during the three and six months ended June 30, 2010, respectively, compared to gross gains of $3 million and $4 million during the three and six months ended June 30, 2009, respectively. We realized no gross losses and losses of less than $1 million during the three and six months ended June 30, 2010, respectively, compared to gross losses of $3 million during both the three and six months ended June 30, 2009, respectively.

HSBC Finance Corporation

Contractual maturities and yields on investments in debt securities for those with set maturities were as follows:

	At June 30, 2010
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$77	$287	$1	$-	$365
Fair value	78	294	1	-	373
Yield(1)	.27%	2.03%	4.96%	-	1.66%
U.S. government sponsored enterprises:
Amortized cost	$145	$37	$34	$36	$252
Fair value	145	37	37	39	258
Yield(1)	.26%	2.07%	4.73%	4.91%	1.79%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$15	$15
Fair value	-	-	-	16	16
Yield(1)	-	-	-	5.06%	5.06%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$12	$18	$30
Fair value	-	-	12	19	31
Yield(1)	-	-	4.07%	4.05%	4.06%
Asset-backed securities:
Amortized cost	$-	$20	$14	$47	$81
Fair value	-	21	15	37	73
Yield(1)	-	4.88%	5.30%	2.94%	3.83%
U.S. corporate debt securities:
Amortized cost	$130	$761	$216	$537	$1,644
Fair value	132	811	230	578	1,751
Yield(1)	4.57%	4.75%	4.69%	5.37%	4.93%
Foreign debt securities:
Amortized cost	$10	$257	$47	$35	$349
Fair value	10	265	48	39	362
Yield(1)	1.93%	4.28%	3.76%	6.43%	4.36%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

5.  Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2010	2009

	(in millions)

Real estate secured	$54,083	$59,535
Auto finance	2,889	3,961
Credit card	10,119	11,626
Personal non-credit card	8,532	10,486
Commercial and other	48	50

Total receivables	75,671	85,658
HSBC acquisition purchase accounting fair value adjustments	(7)	(11)
Accrued finance charges	1,690	1,929
Credit loss reserve for receivables	(7,537)	(9,264)
Unearned credit insurance premiums and claims reserves	(146)	(181)

Total receivables, net	$69,671	$78,131

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Purchased Receivable Portfolios In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. Receivables purchased for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit had been closed, if applicable, were recorded at an amount dependent upon the cash flows expected to be collected at the time of acquisition (“Purchased Credit-Impaired Receivables”). The difference between these expected cash flows and the purchase price represents an accretable yield which is amortized to interest income over the life of the receivable. The carrying amount of Champion real estate secured receivables subject to these accounting requirements was $44 million and $36 million at June 30, 2010 and December 31, 2009, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $61 million and $66 million at June 30, 2010 and December 31, 2009, respectively. Credit loss reserves of $16 million and $31 million as of June 30, 2010 and December 31, 2009, respectively, were held for the acquired Champion receivables subject to accounting requirements for Purchased Credit-Impaired Receivables due to a decrease in the expected future cash flows since the acquisition.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables some of which were also subject to the accounting requirements for Purchased Credit-Impaired Receivables as described above. During the fourth quarter of 2009, the accretable yield was fully amortized to interest income and there was no remaining difference between the carrying value and the outstanding contractual balances of these Purchased Credit-Impaired Receivables. At June 30, 2010 and December 31, 2009, we no longer have any receivables acquired from Metris which are subject to these accounting requirements.

HSBC Finance Corporation

The following summarizes the accretable yield on Champion during the three and six months ended June 30, 2010 and for the Champion and Metris receivables during the three and six months ended June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010(1)(2)	2009(1)(2)	2010(1)(2)	2009(1)(2)

	(in millions)

Accretable yield at beginning of period	$(10)	$(29)	$(13)	$(28)
Accretable yield amortized to interest income during the period	1	8	2	15
Reclassification of non-accretable difference(3)	(6)	(1)	(4)	(9)

Accretable yield at end of period(4)	$(15)	$(22)	$(15)	$(22)

(1)	For the Champion portfolio, there was a reclassification of non-accretable difference of $6 million and $4 million during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, there were no reclassifications of non-accretable difference.

(2)	For the Metris portfolio, there was a reclassification of non-accretable difference of $1 million and $9 million during the three and six months ended June 30, 2009.

(3)	Reclassification of non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(4)	At June 30, 2010, the entire remaining accretable yield is related to the Champion portfolio. The accretable yield related to the Metris portfolio was fully amortized to interest income during the fourth quarter of 2009.

Collateralized funding transactions We currently have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, $530 million and $400 million, respectively, were available under these facilities. These facilities will mature in the second quarter of 2011 and are renewable at the banks’ option. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and as part of our ongoing liquidity management plans.

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.9 billion at June 30, 2010 are secured by $7.4 billion of closed-end real estate secured, credit card and auto finance receivables. Secured financings of $5.5 billion at December 31, 2009 are secured by $8.0 billion of closed-end real estate secured and auto finance receivables.

Troubled Debt Restructurings The following table presents information about our TDR Loans:

	June 30,	December 31,
	2010	2009

	(in millions)

TDR Loans(1):
Real estate secured(2):
Mortgage Services	$4,342	$4,350
Consumer Lending	5,258	4,776

Total real estate secured	9,600	9,126
Auto finance	208	284
Credit card	471	473
Personal non-credit card	746	726

Total TDR Loans(4)	$11,025	$10,609

HSBC Finance Corporation

	June 30,	December 31,
	2010	2009

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$1,049	$1,137
Consumer Lending	1,099	1,002

Total real estate secured	2,148	2,139
Auto finance	55	61
Credit card	158	158
Personal non-credit card	428	353

Total credit loss reserves for TDR Loans(3)	$2,789	$2,711

(1)	Includes TDR balances reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of cost or fair value. At June 30, 2010, there were no TDR Loans included in receivables held for sale. At December 31, 2009, TDR Loans included $53 million of auto finance receivables held for sale.

(2)	At June 30, 2010 and December 31, 2009, TDR Loans totaling $1.1 billion and $773 million, respectively, are recorded at net realizable value less cost to sell and, therefore, have no credit loss reserve associated with them.

(3)	Included in credit loss reserves.

(4)	Includes balances of $1.7 billion at both June 30, 2010 and December 31, 2009 which are classified as nonaccrual receivables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Average balance of TDR Loans(1)	$11,166	$5,596	$11,071	$5,577
Interest income recognized on TDR Loans	145	92	287	190

(1)	During the third and fourth quarters of 2009, we developed enhanced tracking capabilities to identify and report TDR Loans which impacts the comparability between the periods reported above. See Note 7, “Receivables,” in our 2009 Form 10-K for further discussion of these enhanced tracking capabilities.

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

HSBC Finance Corporation

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

	(in billions)

Interest-only loans	$1.6	$1.8
ARM loans(1)	8.6	9.8
Stated income loans	3.1	3.7

(1)	We do not have any option ARM loans in our portfolio.

At June 30, 2010 and December 31, 2009, interest-only, ARM and stated income loans comprise 19 percent and 20 percent of real estate secured receivables, including receivables held for sale, respectively.

6.  Credit Loss Reserves

An analysis of credit loss reserves is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Credit loss reserves at beginning of period	$8,417	$12,972	$9,264	$12,415
Provision for credit losses	1,622	2,436	3,541	5,381
Charge-offs	(2,685)	(2,655)	(5,648)	(5,178)
Recoveries	183	137	380	272
Receivables transferred to held for sale	-	(56)	-	(56)

Credit loss reserves at end of period	$7,537	$12,834	$7,537	$12,834

Credit loss reserves since June 30, 2009 were significantly impacted by changes in our charge-off policies for real estate secured, personal non-credit card and auto finance receivables which impacts comparability between periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion.

7.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	June 30,	December 31,
	2010	2009

	(in millions)

Real estate secured(1)	$5	$3
Auto finance	-	533

Total receivables held for sale, net	$5	$536

(1)	Consists of real estate secured receivables in our Mortgage Services business which were originated with the intent to sell.

HSBC Finance Corporation

The following table shows the activity in receivables held for sale during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Receivables held for sale, beginning of period	$3	$1,409	$536	$16,680
Receivables purchased from HSBC USA Inc for immediate sale to SC USA(1)	-	-	379	-
Transfer of auto finance receivables into receivables held for sale at the lower of cost or fair value	-	450	15	450
Receivable sales	-	(3)	(927)	(14,853)
Lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	2	(163)	2	(333)
Transfer into receivables held for investment at the lower of cost or fair value:
Real estate secured	-	-	-	(214)
Credit card	-	(590)	-	(590)
Net change in receivable balance	-	(3)	-	(40)

Receivables held for sale, end of period	$5	$1,100	$5	$1,100

(1)	See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” for additional information regarding this transaction.

In March 2010, we sold a portfolio of auto finance receivables to SC USA. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” for details of this transaction.

In January 2009, we sold our GM and UP Portfolios as well as certain auto finance receivables to HSBC Bank USA. See Note 4, “Receivable Portfolio Sales to HSBC Bank USA,” in our 2009 Form 10-K for details of these transactions.

In March 2009, we transferred real estate secured receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future, generally twelve months for real estate secured receivables. These receivables were transferred at the fair market value on the date of transfer of $214 million.

In June 2009, we transferred credit card receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future. These receivables were transferred at their current fair market value of $590 million. The outstanding contractual balance of these receivables at June 30, 2009 was $788 million.

The valuation allowance on receivables held for sale was $4 million and $18 million at June 30, 2010 and December 31, 2009, respectively.

HSBC Finance Corporation

8.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

June 30, 2010
Purchased credit card relationships and related programs	$1,736	$-	$1,062	$674
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	273	-

Total	$2,351	$172	$1,505	$674

December 31, 2009
Purchased credit card relationships and related programs	$1,736	$-	$992	$744
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	282	9	269	4

Total	$2,351	$172	$1,431	$748

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2010	$142
2011	138
2012	135
2013	99
2014	72

During the first quarter of 2010, our intangible assets related to technology, customer lists and other contracts became fully amortized.

9.  Goodwill

Changes in the carrying amount of goodwill are as follows:

	2010		2009

	(in millions)

Balance at January 1,	$-		$2,294
Goodwill impairment related to our Insurance Services business	-		(260)
Goodwill impairment related to our Card and Retail Services business	-		(2,034)

Balance at June 30,	$-	(1)	$- (1)

(1)	At both June 30, 2010 and 2009, accumulated impairment losses on goodwill totaled $6.3 billion.

As a result of the continuing deterioration of economic conditions throughout 2008 and into 2009 as well as the adverse impact to our Insurance Services business which resulted from the closure of all of our Consumer Lending branches, we wrote off all of our remaining goodwill balance during 2009, of which $1.6 billion and $2.3 billion was written off during the three and six months ended June 30, 2009. See Note 14, “Goodwill,” in our 2009 Form 10-K for additional information.

HSBC Finance Corporation

10.  Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Audit Committee receives regular reports on our liquidity positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Historically, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps with the main objective of better matching the duration of our liabilities to the duration of our assets. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. We do not use leveraged derivative financial instruments.

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

HSBC Finance Corporation

credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, as the primary provider of domestic derivative products. We have never suffered a loss due to counterparty failure.

At June 30, 2010 and December 31, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At June 30, 2010 and December 31, 2009, we provided third party swap counterparties with $25 million and $46 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At June 30, 2010 and December 31, 2009, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $934 million and $3.4 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial asset or derivative related liabilities. At June 30, 2010, we had derivative contracts with a notional value of $56.9 billion, including $56.1 billion outstanding with HSBC Bank USA. At December 31, 2009, we had derivative contracts with a notional value of approximately $59.7 billion, including $58.6 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $99 million and $85 million at June 30, 2010 and December 31, 2009, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$7	$-	Derivative related liabilities	$5	$39
Currency swaps	Derivative financial assets	114	312	Derivative related liabilities	-	-

Total fair value hedges		$121	$312		$5	$39

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

			Amount of Gain		Amount of Gain		Amount of Gain		Amount of Gain
		Location of	(Loss)		(Loss)		(Loss)		(Loss)
		Gain (Loss)	Recognized in		Recognized in		Recognized in		Recognized in
		Recognized in	Income		Income		Income		Income
		Income on	On the Derivative		On Hedged Items		On the Derivative		On Hedged Items
		Hedged Item	Three Months Ended June 30,				Six Months Ended June 30,
	Hedged Item	and Derivative	2010	2009	2010	2009	2010	2009	2010	2009

			(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related Income	$39	$(4)	$(18)	$4	$40	$(8)	$(23)	$15
Currency swaps	Fixed rate borrowings	Derivative related income	(12)	(9)	10	1	(1)	33	-	(32)

Total			$27	$(13)	$(8)	$5	$39	$25	$(23)	$(17)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $586 million and $490 million at June 30, 2010 and December 31, 2009, respectively. We expect $442 million ($285 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(499)	$(358)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	(212)	1,362	Derivative related liabilities	-	-

Total cash flow hedges		$(711)	$1,004		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

Gain (Loss)	Gain (Loss)
Gain (Loss)	Reclassed	Recognized
Recognized in	from	Location of Gain	in
OCI	Location of Gain	AOCI into	(Loss) Recognized	Income on
on Derivative	(Loss) Reclassified	Income	in Income on	Derivative
(Effective	from Accumulated	(Effective	the Derivative	(Ineffective
Portion)	OCI into Income	Portion)	(Ineffective	Portion)
Three Months Ended June 30,	2010	2009	(Effective Portion)	2010	2009	Portion)	2010	2009

(in millions)	(in millions)	(in millions)

Interest rate swaps	$(99)	$234	Interest expense	$(18)	$(4)	Derivative related Income	$-	$8
Currency swaps	(10)	202	Interest expense	(8)	(13)	Derivative related Income	(29)	24

Total	$(109)	$436	$(26)	$(17)	$(29)	$32

Six Months Ended June 30,
Interest rate swaps	$(127)	$372	Interest expense	$(37)	$(7)	Derivative related Income	$-	$9
Interest rate swaps	-	-	Gain on bulk receivable sale to HSBC affiliates	-	(80)	-	-
Currency swaps	(17)	383	Interest expense	(17)	(32)	Derivative related Income	(26)	62

Total	$(144)	$755	$(54)	$(119)	$(26)	$71

Non-Qualifying Hedging Activities We may enter into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets. The following table provides information related to the location and derivative fair values in the consolidated balance sheet for our non-qualifying hedges:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate contracts	Derivative financial assets	$(274)	$188	Derivative related liabilities	$2	$12
Currency contracts	Derivative financial assets	1	72	Derivative related liabilities	2	9

Total non-qualifying hedges		$(273)	$260		$4	$21

HSBC Finance Corporation

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income	June 30,		June 30,
	on Derivative	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Derivative related income	$(486)	$188	$(588)	$172
Currency contracts	Derivative related income	-	(4)	-	(5)

Total		$(486)	$184	$(588)	$167

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

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$1,219	$1,034	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	362	752	Derivative related liabilities	-	-

Total non-qualifying hedges		$1,581	$1,786		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

		Amount of Gain (Loss) Recognized in Income On Derivative
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income	June 30,		June 30,
	on Derivative	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$313	$(295)	$546	$(309)
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	78	(59)	156	95

Total		$391	$(354)	$702	$(214)

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	June 30, 2010	December 31, 2009

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$8,177	$11,585
Currency swaps	14,520	15,373

	22,697	26,958

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	9,921	7,081
Purchased caps	412	682
Foreign exchange:
Swaps	1,228	1,291
Forwards	119	349

	11,680	9,403

Derivatives associated with debt carried at fair value:
Interest rate swaps	18,419	19,169
Currency swaps	4,122	4,122

	22,541	23,291

Total	$56,918	$59,652

11.  Fair Value Option

Long-term debt at June 30, 2010 of $63.0 billion includes $25.6 billion of fixed rate debt carried at fair value. At June 30, 2010, we did not elect fair value option (“FVO”) for $17.2 billion of fixed rate long-term debt or any of the variable rate debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at June 30, 2010 had an aggregate unpaid principal balance of $24.7 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $3 million. Long-term debt at December 31, 2009 includes $26.7 billion of fixed rate debt accounted for under FVO. At December 31, 2009, we did not elect FVO for $19.0 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2009 had an aggregate unpaid principal balance of $25.9 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $488 million.

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

HSBC Finance Corporation

The components of “Gain (loss) on debt designated at fair value and related derivatives” are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2010	2009	2010	2009

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(346)	$707	$(489)	$888
Credit risk component	425	(5,122)	390	(1,331)

Total mark-to-market on debt designated at fair value	79	(4,415)	(99)	(443)
Mark-to-market on the related derivatives(1)	186	(505)	285	(485)
Net realized gains on the related derivatives	205	151	417	271

Gain (loss) on debt designated at fair value and related derivatives	$470	$(4,769)	$603	$(657)

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a gain of $264 million and $491 million for the three and six months ended June 30, 2010, respectively, compared to a loss of $188 million and a gain of $8 million for the three and six months ended June 30, 2009, respectively. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a loss of $264 million and $491 million for the three and six months ended June 30, 2010, respectively, compared to a gain of $188 million and a loss of $8 million during the three and six months ended June 30, 2009, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $941 million and $842 million at June 30, 2010 and December 31, 2009, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – A decrease in long term U.S. interest rates during the second quarter of 2010 resulted in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. During the current quarter, interest rates for instruments with a term of one year or less increased while interest rates for instruments with a term of two years or greater decreased. During the second quarter of 2009, an increase in long-term U.S. interest rates resulted in a gain in the interest rate component on the debt and a loss in the value of the related derivatives. During the year-ago quarter, interest rates for instruments with a term of one year or less decreased while interest rates for instruments with a term of two years or greater increased. A decrease in long term U.S. interest rates during the first half of 2010 resulted in a loss in the interest rate component on the mark-to-market of the debt and a corresponding gain on the mark-to-market of the related derivative. In the first half of 2009, changes in the debt interest rate component and the derivative market value reflect a steepening in the U.S. LIBOR curve. During the year-ago period, interest rates for instruments with terms of one year or less decreased while interest rates for instruments with terms of two years or greater increased. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related

HSBC Finance Corporation

derivatives. As a result, approximately 8 percent of our FVO debt does not have a corresponding derivative at June 30, 2010. Income from net realized gains increased due to reduced short term U.S. interest rates.

•	Credit – Our secondary market credit spreads widened during the second quarter of 2010 as concerns raised by the recent European sovereign debt crisis in May 2010 impacted credit spreads throughout the U.S. during the quarter. During the second quarter of 2009, our credit spreads tightened significantly due to an increase in market confidence and an improvement in marketplace liquidity. In the first half of 2010, the widening of our credit spreads during the current quarter reversed a slight narrowing of our credit spreads during the first three months of 2010. During the first half of 2009, our credit spreads experienced a net tightening due to the improvement in market conditions which reversed a substantial widening of our credit spreads in the first quarter of 2009.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the six months ended June 30, 2010 should not be considered indicative of the results for any future periods.

12.  Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended June 30,	2010		2009

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(298)	(35.0)%	$(2,616)	(35.0)%
Increase (decrease) in rate resulting from:
Valuation allowance	(8)	(.9)	916	12.2
Non-deductible goodwill	-	-	574	7.7
Bulk sale of receivable portfolios to an HSBC affiliate	-	-	-	-
State and local taxes, net of Federal benefit	(13)	(1.5)	(24)	(.3)
State rate change effect on net deferred taxes	-	-	-	-
Other	(13)	(1.5)	10	.1

Total income tax expense (benefit)	$(332)	(38.9)%	$(1,140)	(15.3)%

Six Months Ended June 30,	2010		2009

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(625)	(35.0)%	$(2,011)	(35.0)%
Increase (decrease) in rate resulting from:
Valuation allowance	(8)	(.4)	924	16.1
Non-deductible goodwill	-	-	798	13.9
Bulk sale of receivable portfolios to an HSBC affiliate	-	-	(47)	(.8)
State and local taxes, net of Federal benefit	(17)	(1.0)	6	.1
State rate change effect on net deferred taxes	-	-	32	.5
Other	(12)	(.7)	13	.2

Total income tax expense (benefit)	$(662)	(37.1)%	$(285)	(5.0)%

The effective tax rate for three and six months ended June 30, 2010 was impacted by state taxes where we file combined unitary state tax returns with other HSBC affiliates as well as the impact of changes in the valuation allowance on deferred tax assets during these periods.

HSBC Finance Corporation

The effective tax rate for three and six months ended June 30, 2009 was significantly impacted by the incremental valuation allowance on deferred tax assets recorded in 2009 and the non-tax deductible impairment of goodwill related to our Card and Retail Services business and for the year-to-date period, the non-tax deductible impairment of goodwill related to our Insurance Services business as well as valuation allowances recorded against deferred tax assets. The effective tax rate for the six months ended June 30, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates and the sale of receivable portfolios to an HSBC affiliate.

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

HSBC Finance Corporation

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

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.8 billion and $3.0 billion as of June 30, 2010 and December 31, 2009, respectively.

We are currently under audit by the Internal Revenue Service as well as various state and local tax jurisdictions. Although one or more of these audits may be concluded within the next 12 months, it is not possible to reasonably estimate the impact of the results from these audits on our uncertain tax positions at this time.

13.  Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$6	$9	$12	$18
Interest cost on projected benefit obligation	16	18	31	35
Expected return on assets	(15)	(12)	(29)	(24)
Recognized losses	8	8	17	17
Amortization of prior service cost	-	-	(1)	-

Net periodic pension cost	$15	$23	$30	$46

Pension expense decreased during the three and six months ended June 30, 2010 due to lower service and interest costs as a result of reduced headcount from our previously discussed strategic decisions. Also contributing to lower pension expense was the realization of higher returns on plan assets solely due to higher asset levels.

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

HSBC Finance Corporation

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

Components of the net periodic benefit cost for our post-retirement medical plan benefits other than pensions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$-	$-	$1	$1
Interest cost	2	3	4	6
Gain on curtailment	-	-	-	(16)
Recognized gains	-	(1)	-	(2)

Net periodic post-retirement benefit cost (income)	$2	$2	$5	$(11)

During the first quarter of 2009, we recorded a curtailment gain of $16 million as a result of the decision in late February 2009 to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Act”). The Act is intended to ensure that more Americans have access to quality, affordable health care insurance with the provisions of the Act being phased in beginning in 2010 and continuing for a number of years. Based on an intensive analysis of the Act, there has been no impact on our consolidated financial statements for the period ended June 30, 2010 as it relates to either our ongoing active employee benefit plans or our postretirement retiree-only medical plans. We have also performed an analysis related to the provisions to be implemented in future periods and based on the Act as currently written, we currently do not believe there will be a material impact to our financial position or results of operation in future periods. Should the provisions of the Act be amended in future periods, the estimated impact to our financial position or results of operations in future periods could change.

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

	June 30, 2010	December 31, 2009

	(in millions)

Assets:
Cash	$217	$295
Interest bearing deposits with banks	7	5
Securities purchased under agreements to resell	2,415	1,550
Other assets	160	123

Total assets	$2,799	$1,973

Liabilities:
Due to affiliates	$7,530	$9,043
Derivative related liability	218	56
Other liabilities	47	194

Total liabilities	$7,795	$9,293

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010		2009	2010	2009

	(in millions)

Income/(Expense):
Interest income from HSBC affiliates	$2		$1	$3	$4
Interest expense paid to HSBC affiliates(1)	(202)		(291)	(422)	(588)

Net Interest income (loss)	(200)		(290)	(419)	(584)
Net gain on bulk sale of receivables to HSBC Bank USA	-		-	-	57
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	50		7	88	24
Daily sales of credit card receivables	92		83	170	192
Sales of real estate secured receivables	-		-	-	2

Total gain on receivable sales to HSBC affiliates	142		90	258	218

Loss on sale of affiliate preferred stock	-		(6)	-	(6)
Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	2		2	5	3
Private label and card receivable servicing and related fees	158		160	311	327
Auto finance receivable servicing and related fees	-		16	9	30
Taxpayer financial services loan servicing and other fees	2		-	58	-
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	6		13	9	22
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue	(4	)(2)	17	10	30

Total servicing and other fees from HSBC affiliates	164		208	402	412

Taxpayer financial services loan origination and other fees	-		(1)	(4)	(11)

HSBC Finance Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Support services from HSBC affiliates:
HTSU	(225)	(198)	(482)	(414)
HSBC Global Resourcing (UK) Ltd.	(31)	(43)	(65)	(87)
Other HSBC affiliates	(7)	(9)	(14)	(17)

Total support services from HSBC affiliates	(263)	(250)	(561)	(518)

Stock based compensation expense with HSBC	(4)	(2)	(8)	(17)
Insurance commission paid to HSBC Bank Canada	(9)	(5)	(14)	(10)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)	During the second quarter of 2010, changes were made in the methodology to allocate rental expense between us and HTSU and an adjustment was made to rental revenue to conform to this methodology for all of 2010. These changes resulted in a reversal of a portion of previously recognized rental revenue during the second quarter of 2010 which resulted in a net expense of $6 million. Rental revenue from HTSU totaled $6 million during year-to-date period, compared to $14 million and $25 million during the three and six months ended June 30, 2009, respectively.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In January 2009, we also sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” for further discussion of the transaction with SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new receivable originations on these credit card accounts to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis all new private label receivable originations and new receivable originations on these credit card accounts to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

HSBC Finance Corporation

The following table summarizes the private label, credit card (including the GM and UP Portfolios), auto finance and real estate secured receivables we are servicing for HSBC Bank USA at June 30, 2010 and December 31, 2009 as well as the receivables sold on a daily basis during the three and six months ended June 30, 2010 and 2009:

		Credit Cards
		General	Union		Auto	Real Estate
	Private Label	Motors	Privilege	Other	Finance	Secured	Total

	(in billions)

Receivables serviced for HSBC Bank USA:
June 30, 2010	$13.1	$4.5	$4.5	$1.9	$-	$1.7	$25.7
December 31, 2009	15.6	5.4	5.3	2.1	2.1	1.8	32.3
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended June 30, 2010	$3.4	$3.5	$.8	$1.0	$-	$-	$8.7
Three months ended June 30, 2009	3.8	3.7	1.0	1.1	-	-	9.6
Six months ended June 30, 2010	$6.4	$6.6	$1.5	$2.0	$-	$-	$16.5
Six months ended June 30, 2009	7.4	7.1	1.8	2.1	-	-	18.4

Fees received for servicing these loan portfolios totaled $159 million and $323 million during the three and six months ended June 30, 2010, respectively, compared to $178 million and $360 million during the three and six months ended June 30, 2009, respectively.

•	The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.3 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively. Fees paid relating to the servicing of this portfolio totaled less than $1 million during the three and six months ended June 30, 2010, respectively, compared to $3 million and $5 million during the year-ago periods. These fees are reported in Support services from HSBC affiliates. The decrease during the first half of 2010 reflects a renegotiation of servicing fees for this portfolio.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $15 million (after-tax).

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities, auto finance loan servicing and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

HSBC Finance Corporation

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and six months ended June 30, 2010, we paid $2 million and $4 million, respectively, for services we received from HSBC Bank USA and received $1 million and $2 million for services we had provided.

•	HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) are the originating lenders on our behalf for loans initiated by our Taxpayer Financial Services business for clients of a single third party tax preparer. We historically purchased the loans originated by HSBC Bank USA and HTCD daily for a fee. During the first quarter of 2010, we began purchasing a smaller portion of these loans. The loans which we previously purchased are now held on HSBC Bank USA’s balance sheet. In the event any of the loans which HSBC Bank USA continues to hold on its balance sheet reach a defined delinquency status, we purchase the delinquent loans at par value as we have assumed all credit risk associated with this program. We receive a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $2 million and $58 million for the three and six months ended June 30, 2010, respectively. In the table above, these fees are shown as taxpayer financial services loan servicing and other fees. For the loans which we continue to purchase from HTCD, we receive taxpayer financial services revenue and pay an origination fee to HTCD. Fees paid for originations totaled less than $1 million and $4 million during the three and six months ended June 30, 2010, respectively, and are included as an offset to taxpayer financial services revenue. Fees paid for originations totaled $1 million and $11 million during the three and six months ended June 30, 2009, respectively. In the table above, these origination fees are shown as taxpayer financial services loan origination and other fees.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either June 30, 2010 or December 31, 2009.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2009. There were no balances outstanding at June 30, 2010 or December 31, 2009.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2009. There were no balances outstanding at June 30, 2010 or December 31, 2009.

Transactions with HSBC Holdings plc:

•	At June 30, 2010 and December 31, 2009, a commercial paper back-stop credit facility of $2.5 billion from HSBC supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at June 30, 2010 or December 31, 2009. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million during the six months ended June 30, 2009. This interest expense is included in Interest expense — HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

HSBC Finance Corporation

Transactions with other HSBC affiliates:

•	Technology and some centralized support services including human resources, corporate affairs, risk management and other shared services and beginning in January 2010, legal, compliance, tax and finance, in North America are centralized within HTSU. Technology related assets are generally capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing them certain administrative services, such as internal audit, as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $56.1 billion and $58.6 billion at June 30, 2010 and December 31, 2009, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $934 million and $3.4 billion at June 30, 2010 and December 31, 2009, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $5 million during the six months ended June 30, 2009.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $1 million and $19 million during the three and six months ended June 30, 2009, respectively.

•	We purchase securities from HSBC Securities (USA) Inc. (“HSI”) under an agreement to resell. Interest income recognized on these securities totaled $2 million and $3 million during the three and six months ended June 30, 2010 and $1 million and $3 million during the three and six months ended June 30, 2009, respectively, and is reflected as interest income paid to HSBC affiliates in the table above.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $31 million and $65 million during the three and six months ended June 30, 2010, respectively, are included as a component of Support services from HSBC affiliates in the table above. During the three and six months ended June 30, 2009, expenses related to these services totaled $43 million and $87 million, respectively.

•	Support services from HSBC affiliates also include banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 13, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	Historically, we have utilized HSBC Markets (USA) Inc., (“HMUS”) to lead manage the underwriting of term debt issuances. There were no fees paid to the affiliate for such services during the six months ended June 30, 2010 or 2009. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

HSBC Finance Corporation

•	We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During the three and six months ended June 30, 2010, we recorded fees of $2 million and $3 million, respectively, for providing this guarantee, compared to $2 million and $3 million during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the outstanding balance of the guaranteed notes was $1.4 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network during the three and six months ended June 30, 2010 were $9 million and $14 million, respectively, and are included in insurance commission paid to HSBC Bank Canada in the table above. During the three and six months ended June 30, 2009, fees paid for the distribution of insurance products totaled $5 million and $10 million, respectively.

15.  Business Segments

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis.

In the second quarter of 2010, we revised the methodology used to allocate interest expense between our reportable segments. The new methodology recognizes that non-receivable assets and liabilities in each of our business segments have a shorter life than previously assumed and incorporates transfer pricing consistent with this revised forecasted life. There have been no other changes in our measurement of segment profit (loss) and there have been no changes in the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

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

The All Other caption includes our Insurance business. It also includes our Taxpayer Financial Services and Commercial businesses which are no longer considered core to our operations. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure including goodwill arising from our acquisition by HSBC.

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

HSBC Finance Corporation

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

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(3)	Adjustments(4)	ifications(5)	Totals

	(in millions)

Three months ended June 30, 2010
Net interest income	$1,177	$679	$181	$-		$2,037	$(664)	$(95)	$(224)	$1,054
Other operating income (Total other revenues)	354	35	(203)	(6	)(1)	180	78	(11)	291	538

Total operating income (loss)	1,531	714	(22)	(6)		2,217	(586)	(106)	67	1,592
Loan impairment charges (Provision for credit losses)	784	1,436	-	-		2,220	(455)	(143)	-	1,622

	747	(722)	(22)	(6)		(3)	(131)	37	67	(30)
Operating expenses	488	247	18	(6)		747	(16)	25	67	823

Profit (loss) before tax	$259	$(969)	$(40)	$-		$(750)	$(115)	$12	$-	$(853)

Intersegment revenues	2	15	(11)	(6	)(1)	-	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	33,237	68,753	2,844	-		104,834	(25,798)	(565)	(2,800)	75,671
Assets	32,240	68,225	12,971	-	(2)	113,436	(25,623)	(2,718)	(117)	84,978

Three months ended June 30, 2009
Net interest income	$1,298	$977	$235	$1		$2,511	$(718)	$(86)	$(175)	$1,532
Other operating income (Total other revenues)	568	69	(4,612)	(5	)(1)	(3,980)	(42)	(270)	262	(4,030)

Total operating income (loss)	1,866	1,046	(4,377)	(4)		(1,469)	(760)	(356)	87	(2,498)
Loan impairment charges (Provision for credit losses)	1,208	2,154	-	-		3,362	(720)	(206)	-	2,436

	658	(1,108)	(4,377)	(4)		(4,831)	(40)	(150)	87	(4,934)
Operating expenses	986	262	836	(5)		2,079	2	372	87	2,540

Profit (loss) before tax	$(328)	$(1,370)	$(5,213)	$1		$(6,910)	$(42)	$(522)	$-	$(7,474)

Intersegment revenues	1	33	(29)	(5	)(1)	-	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	40,981	90,197	1,072	-		132,250	(31,998)	(565)	(1,609)	98,078
Assets	39,292	87,713	10,164	(2	)(2)	137,167	(31,414)	(3,440)	(170)	102,143

Six months ended June 30, 2010
Net interest income	$2,455	$1,386	$467	$-		$4,308	$(1,405)	$(190)	$(455)	$2,258
Other operating income (Total other revenues)	746	(23)	(263)	(13	)(1)	447	173	35	594	1,249

Total operating income (loss)	3,201	1,363	204	(13)		4,755	(1,232)	(155)	139	3,507
Loan impairment charges (Provision for credit losses)	1,321	3,194	(1)	-		4,514	(764)	(209)	-	3,541

	1,880	(1,831)	205	(13)		241	(468)	54	139	(34)
Operating expenses	940	515	99	(13)		1,541	(27)	99	139	1,752

Profit (loss) before tax	$940	$(2,346)	$106	$-		$(1,300)	$(441)	$(45)	$-	$(1,786)

Intersegment revenues	5	33	(25)	(13	)(1)	-	-	-	-	-

HSBC Finance Corporation

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(3)	Adjustments(4)	ifications(5)	Totals

	(in millions)

Six months ended June 30, 2009
Net interest income	$2,638	$2,012	$491	$1		$5,142	$(1,442)	$(170)	$(319)	$3,211
Other operating income (Total other revenues)	1,228	30	(582)	(12	)(1)	664	61	(355)	568	938

Total operating income (loss)	3,866	2,042	(91)	(11)		5,806	(1,381)	(525)	249	4,149
Loan impairment charges (Provision for credit losses)	2,719	4,589	-	-		7,308	(1,559)	(368)	-	5,381

	1,147	(2,547)	(91)	(11)		(1,502)	178	(157)	249	(1,232)
Operating expenses	1,474	819	2,513	(12)		4,794	5	(533)	249	4,515

Profit (loss) before tax	$(327)	$(3,366)	$(2,604)	$1		$(6,296)	$173	$376	$-	$(5,747)

Intersegment revenues	3	67	(58)	(12	)(1)	-	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Management Basis Adjustments represent the GM and UP credit card Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

HSBC Finance Corporation

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

Policyholder benefits – Other revenues under IFRSs include policyholder benefits expense which is classified as other expense under U.S. GAAP.

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

HSBC Finance Corporation

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

Assets

Customer loans (Receivables) – On an IFRSs basis loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs.

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

Variable Interest Entities We consolidate VIEs in which we are deemed to be the primary beneficiary through our holding of a variable interest which is determined as a controlling financial interest. The controlling financial interest is evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and obligations to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. We take into account all of our involvements in a VIE in identifying (explicit or implicit) variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide

HSBC Finance Corporation

liquidity facilities to support the VIE’s debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued, (iv) design, organize and structure the transaction and (v) retain a financial or servicing interest in the VIE.

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$6,048	$-	$6,404	$-
Available-for-sale investments	43	-	13	-
Long-term debt	-	4,324	-	4,678

Subtotal	6,091	4,324	6,417	4,678
Credit card collateralized funding vehicles:
Receivables, net	2,025	-	1,821	-
Long-term debt	-	120	-	-

Subtotal	2,025	120	1,821	-
Auto finance collateralized funding vehicles:
Receivables, net	698	-	1,145	-
Other assets	125	-	152	-
Long-term debt	-	490	-	778

Subtotal	823	490	1,297	778

Total	$8,939	$4,934	$9,535	$5,456

HSBC Finance Corporation

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general credit.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged leases and investments in community partnerships that were not consolidated at June 30, 2010 or December 31, 2009 because we are not the primary beneficiary. At June 30, 2010, we have assets totaling $32 million on our consolidated balance sheet which represents our maximum exposure to loss for these VIEs.

Additionally, we are involved with other VIEs which currently provide funding to HSBC Bank USA through collateralized funding transactions. We have not consolidated these VIEs at June 30, 2010 or December 31, 2009 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts.

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

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total of
	Quoted Prices in				Assets
	Active Markets for	Significant Other	Significant		(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs		Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)	Fair Value

	(in millions)
June 30, 2010:
Derivative financial assets(1):
Interest rate swaps	$-	$1,326	$-	$-	$1,326
Currency swaps	-	1,129	-	-	1,129
Foreign exchange forward	-	1	-	-	1
Derivative netting	-	-	-	(2,438)	(2,438)

Total derivative financial assets	-	2,456	-	(2,438)	18
Available-for-sale securities:
U.S. Treasury	373	-	-	-	373
U.S. government sponsored enterprises	24	232	2	-	258
U.S. government agency issued or guaranteed	-	16	-	-	16
Obligations of U.S. states and political subdivisions	-	31	-	-	31
Asset-backed securities	-	49	24	-	73
U.S. corporate debt securities	-	1,748	3	-	1,751
Foreign debt securities:			-	-
Government	7	80	-	-	87
Corporate	-	275	-	-	275
Equity securities	-	12	-	-	12
Money market funds	371	-	-	-	371
Accrued interest	1	29	-	-	30

Total available-for-sale securities	776	2,472	29	-	3,277

Total assets	$776	$4,928	$29	$(2,438)	$3,295

Long-term debt carried at fair value	$-	$(25,592)	$-	$-	$(25,592)
Derivative related liabilities(1):
Interest rate swaps	-	(880)	-	-	(880)
Currency swaps	-	(865)	-	-	(865)
Foreign Exchange Forward	-	(2)	-	-	(2)
Derivative netting	-	-	-	1,529	1,529

Total derivative related liabilities	-	(1,747)	-	1,529	(218)

Total liabilities	$-	$(27,339)	$-	$1,529	$(25,810)

December 31, 2009:
Derivative financial assets(2)	$-	$3,363	$-	$-	$3,363
Available-for-sale securities:
U.S. Treasury	196	-	-	-	196
U.S. government sponsored enterprises	21	74	2	-	97
U.S. government agency issued or guaranteed	-	21	-	-	21
Obligations of U.S. states and political subdivisions	-	31	1	-	32
Asset-backed securities	-	57	26	-	83
U.S. corporate debt securities	-	1,704	20	-	1,724
Foreign debt securities	10	356	-	-	366
Equity securities	-	12	-	-	12
Money market funds	627	-	-	-	627
Accrued interest	1	28	-	-	29

Total available-for-sale securities	855	2,283	49	-	3,187

Total assets	$855	$5,646	$49	$-	$6,550

Long-term debt carried at fair value	$-	$(26,745)	$-	$-	$(26,745)
Derivative related liabilities	-	(59)	-	-	(59)

Total liabilities	$-	$(26,804)	$-	$-	$(26,804)

(1)	Represents counter party and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

(2)	The fair value disclosed does not include swap collateral which was a net liability of $3.4 billion at December 31, 2009, that we either received or deposited with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which “approximates fair value” and is netted on the balance sheet with the fair value amount recognized for derivative instruments when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at June 30, 2010:

	Level 2	Level 3	Total

	(in millions)

AAA to AA(1)	$393	$-	$393
A+ to A-(1)	1,215	-	1,215
BBB+ to Unrated(1)	140	3	143

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Into/Out of Level 1 and Level 2 There were no transfers between Level 1 (quoted unadjusted prices in active markets for identical assets or liabilities) and Level 2 (using inputs that are observable for the identical asset or liability, either directly or indirectly) during the three or six months ended June 30, 2010.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2010 and 2009.

		Total Gains and
		(Losses)					Transfers	Transfers
		Included in					Out of	Out of
			Other				Level 2	Level 3		Current Period
	April 1,		Comp.				and Into	and Into	June 30	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 2	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$2	$-	$2	$1
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	-	-	-	-
Asset-backed securities	27	-	(3)	-	-	-	-	-	24	-
U.S. corporate debt securities	10	-	-	-	-	-	-	(7)	3	-

Total assets	$37	$-	$(3)	$-	$-	$-	$2	$(7)	$29	$1

		Total Gains and (Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	April 1,		Comp.				Into	Out of	June 30	Unrealized
	2009	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$-	$-	$2	$1
Asset-backed securities	30	-	(2)	-	-	-	12	(4)	36	(3)
U.S. corporate debt securities	32	-	1	-	-	-	37	(25)	45	4
Foreign debt securities	6	-	-	-	-	-	-	-	6	1
Equity Securities	42	-	-	5	-	(42)	-	-	5	-
Accrued interest	1	-	-	-	-	-	-	-	1	-

Total assets	$113	$-	$(1)	$5	$-	$(42)	$49	$(29)	$95	$3

HSBC Finance Corporation

		Total Gains and
		(Losses)					Transfers	Transfers
		Included in					Out of	Out of
			Other				Level 2	Level 3		Current Period
	Jan. 1,		Comp.				and Into	and Into	June 30	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 2	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$2	$(2)	$2	$1
Obligations of U.S. states and political subdivisions	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(4)	-	-	-	2	-	24	2
U.S. corporate debt securities	20	-	-	-	-	-	8	(25)	3	-

Total assets	$49	$-	$(4)	$-	$-	$(1)	$12	$(27)	$29	$3

		Total Gains and (Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	June 30	Unrealized
	2009	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$2	$-	$2	$-
Asset-backed securities	38	-	(4)	-	-	-	23	(21)	36	(2)
U.S. corporate debt securities	84	-	-	5	-	-	54	(98)	45	1
Foreign debt securities	-	-	-	-	-	-	6	-	6	1
Equity Securities	51	(7)	-	5	-	(44)	-	-	5	1
Accrued interest	2	-	-	-	-	-	-	(1)	1	-

Total assets	$175	$(7)	$(4)	$10	$-	$(44)	$85	$(120)	$95	$1

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

						Total Gains		Total Gains
	Non-Recurring Fair Value Measurements as					(Losses) For the		(Losses) For the
	of June 30, 2010					Three Months Ended		Six Months Ended
	Level 1		Level 2	Level 3	Total	June 30, 2010		June 30, 2010

	(in millions)

Real estate secured receivables held for sale at fair value		$-	$-	$5	$5	$2		$2
Real estate owned(1)	$		$877	$-	$877	$(42)		$(81)

Repossessed vehicles(1)	$		$14	$-	$14	$-	(2)	$-	(2)

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) For the	(Losses) For the
	of June 30, 2009				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2009	June 30, 2009

	(in millions)

Real estate secured	$-	$-	$36	$36	$2	$-
Auto finance	-	450	-	450	(38)	(38)
Credit cards	-	-	609	609	(161)	(328)

Total receivables held for sale at fair value(3)	$-	$450	$645	$1,095	$(197)	$(366)

Real estate owned(1)	$-	$739	$-	$739	$(52)	$(151)

Repossessed vehicles(1)	$-	$33	$-	$33	$- (2)	$- (2)

Goodwill(4)	$-	$-	$-	$-	$(1,641)	$(2,294)

Intangible assets(4)	$-	$-	$-	$-	$-	$(14)

(1)	Real estate owned and repossessed vehicles are required to be reported on the balance sheet net of transaction costs. The real estate owned and repossessed vehicle amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	Repossessed vehicles are typically sold within two months of repossession. As a result, fair value adjustments subsequent to repossession are not significant.

(3)	Excludes $5 million of receivables held for sale at June 30, 2009 for which the fair value exceeds carrying value.

(4)	During the three months ended March 31, 2009, goodwill with a carrying amount of $260 million allocated to our Insurance Services business was written down to its implied fair value of $0 million. Additionally, during the three and six months ended June 30, 2009, goodwill with a carrying amount of $1.6 billion and $2.0 billion, respectively, allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million, respectively. Additionally, technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million during the three months ended March 31, 2009. No write-down of goodwill or intangible assets occurred during the three or six months ended June 30, 2010.

HSBC Finance Corporation

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$229	$229	$311	$311
Interest bearing deposits with banks	15	15	17	17
Securities purchased under agreements to resell	5,216	5,216	2,850	2,850
Securities	3,277	3,277	3,187	3,187
Consumer receivables:
Mortgage Services:
First lien	13,878	9,453	15,244	8,824
Second lien	2,065	578	2,331	672

Total Mortgage Services	15,943	10,031	17,575	9,496
Consumer Lending:
First lien	30,449	21,806	32,751	20,918
Second lien	3,217	895	3,791	1,149

Total Consumer Lending real estate secured receivables	33,666	22,701	36,542	22,067
Non-real estate secured receivables	6,958	4,932	8,776	5,848

Total Consumer Lending	40,624	27,633	45,318	27,915
Credit card	8,909	8,633	9,905	9,358
Auto Finance	2,620	2,521	3,556	3,348

Total consumer receivables	68,096	48,818	76,354	50,117
Receivables held for sale	5	5	536	536
Due from affiliates	160	160	123	123
Derivative financial assets	18	18	-	-
Financial liabilities:
Commercial paper	3,736	3,736	4,291	4,291
Due to affiliates	7,530	7,208	9,043	9,259
Long-term debt carried at fair value	25,592	25,592	26,745	26,745
Long-term debt not carried at fair value	37,377	36,140	42,913	41,144
Insurance policy and claim reserves	995	1,225	996	1,092
Derivative financial liabilities	218	218	60	60

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, and changes in discount rates. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of

HSBC Finance Corporation

debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2010 and December 31, 2009 reflect these market conditions.

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

HSBC Finance Corporation

Significant inputs used in the valuation of our investment securities include selection of an appropriate risk-free rate, forward yield curve and credit spread which establish the ultimate discount rate used to determine the net present value of estimated cash flows. For asset-backed securities, selection of appropriate prepayment rates, default rates and loss severities also serve as significant inputs in determining fair value. We perform validations of the fair values sourced from the independent pricing services at least quarterly. Such validation principally includes sourcing security prices from other independent pricing services or broker quotes. The validation process provides us with information as to whether the volume and level of activity for a security has significantly decreased and assists in identifying transactions that are not orderly. Depending on the results of the validation, additional information may be gathered from other market participants to support the fair value measurements. A determination will be made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing services.

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

Real estate owned: Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. The carrying value is further reduced, if necessary, on a quarterly basis to reflect observable local market data, including local area sales data.

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

HSBC Finance Corporation

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

We accrue for litigation-related liabilities when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, we believe, in light of all information known to us at June 30, 2010, that our litigation reserves are adequate at such date. We review litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. We believe that our defenses to the claims asserted against us in our currently active litigation have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that the Seventh Circuit will reverse the trial Court verdict upon appeal. As such, it is not probable a loss has been incurred as of June 30, 2010 as a result of this verdict. Therefore, no loss accrual was established as a result of the verdict.

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

Accounting for consolidation of variable interest entities In June 2009, the FASB issued guidance which amends the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changes the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. Effective January 1, 2010, certain VIEs which were not consolidated currently will be required to be consolidated. The guidance became effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have an impact on our financial position or results of operations. See Note 16, “Variable Interest Entities,” in these consolidated financial statements for additional information.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for the same. It also requires Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for gross basis presentation for Level 3 reconciliation, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in its entirety effective January 1, 2010. See Note 17, “Fair Value Measurements” in these consolidated financial statements.

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

Insurance In April 2010, the FASB issued an update to clarify that any separate account interests held for the benefit of policyholders should not be considered to be insurer’s interest for assessing the investment for consolidation. It also clarifies a separate account arrangement should be considered a subsidiary for the purpose of evaluating whether the retention of specialized accounting for investments in consolidation is appropriate. Further, an insurer is not required to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the stand-alone financial statements of the separate account. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted with retrospective application to all prior periods upon the date of adoption. The adoption of this guidance is not expected to have any significant impact on our financial position or results of operations.

Loan Modification In April 2010, the FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the

HSBC Finance Corporation

modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for loan modifications for those loans that are acquired with deteriorating credit quality and accounted for on a pool basis occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. This update will not have any impact on our financial position or results of operations.

20.  Subsequent Event

In July 2010, we agreed in principle to sell the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.9 billion at June 30, 2010 and other related assets to an unaffiliated third party for approximately $2.7 billion, and to transfer approximately $490 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of approximately $2.2 billion. As a result of this transaction, we anticipate that we will recognize a pre-tax loss of approximately $70 million in the third quarter of 2010. The sale is expected to close in the third quarter of 2010.

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

Current Environment During the first half of 2010, economic conditions in the United States continued to improve, although the pace of improvement began to show signs of slowing during the second quarter. Liquidity has returned to the financial markets for most sources of funding except for mortgage securitization and earlier in the year companies were able to issue debt with credit spreads now approaching levels historically seen prior to the crisis, despite the expiration of some of the U.S. government’s support programs. However, European sovereign debt fears triggered by Greece in May 2010 have translated into increased borrowing costs in the U.S. during the second quarter of 2010. While housing prices have stabilized in many markets and have begun to recover in others, particularly in the middle and lower price sectors, the first-time homebuyer tax credit as well as low interest rates attributable to government monetary policy actions have been the main stabilizing forces improving home sales and reducing home inventories. How sustainable these improvements will be in the absence of these government actions remains to be seen.

The job market also continued to improve in the first half of 2010, as the economy began to add jobs in March which continued into the second quarter. Despite improving job creation, U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.50 percent in June 2010, a decrease of 20 basis points during the quarter and 50 basis points since December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are greater than the U.S. national average. The increases in unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment rates in 6 states are at or above 11 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

HSBC Finance Corporation

Although we noted signs of improvement in mortgage lending industry trends during the first half of 2010, we continue to be affected by the following:

>	Overall levels of delinquencies remain elevated;

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

>	While home prices have begun to stabilize in most markets, including some parts of California, they remain under pressure due to elevated foreclosure levels;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, volatility experienced by the credit markets including the possibility the recent European sovereign debt crisis will spread and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing market remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis. Weak consumer fundamentals, including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with general economic weakness and the impact of recent and proposed regulatory changes will continue to impact our results in 2010, the degree of which is largely dependent upon the nature and timing of the economic recovery.

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. For a discussion of the CARD Act as well as the impact to our operations, see “Segment Results – IFRS Management Basis.”

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our business and the business of our affiliates. For instance, over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum leverage ratio of five percent and a total risk-based capital ratio of ten percent.

In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50 billion that is found to pose a grave threat to financial stability. Large bank holding companies, such as HSBC North America, will also be required to file resolution plans and identify how insured bank subsidiaries are adequately protected from risk of other affiliates. The Federal Reserve Board will also adopt a series of increased supervisory standards to be followed by large bank holding companies. Additionally, activities of bank holding companies, such as the ability to acquire U.S. banks or to engage in non-banking activities, will be more directly tied to examination ratings of “well-managed” and “well

HSBC Finance Corporation

capitalized.” There are also provisions in the Act which relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

In relation to requirements for bank transactions with affiliates, the legislation extends current quantitative limits on credit transactions to now include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between us and our affiliates which impacts our current funding strategies.

The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default swaps, as well as limits on FDIC-insured banks’ OTC derivatives activities. Most of the significant provisions are to be implemented within two to three years of the enactment of the legislation. There is also the requirement for the use of mandatory derivative clearing houses and exchanges, which will significantly change the overall derivatives industry.

The legislation has created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB will be a new independent bureau within the Federal Reserve Board and will act as a single primary Federal consumer protection supervisor to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers.

The legislation codifies the current standard of federal preemption with respect to national banks. However, the preemption no longer extends to national banks’ operating subsidiaries, the Office of the Comptroller of the Currency (“OCC”) is limited to the extent in which it can make preemption decisions, and when subject to judicial review, the OCC’s preemptive decisions must be supported by “substantial evidence” that they comply with the preemptive standard. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state regulations. It is too early to determine how far reaching and deeply the limitations on federal preemption will impact our business and our competitors’ businesses.

The legislation contains many other consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, there is the elimination of stated income loans and a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

The legislation will have a significant impact on the operations of many financial institutions in the U.S., including our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time. We do not currently believe the impact will be material.

Business Focus  HSBC Holdings plc acquired Household International, Inc. (“Household”), the predecessor to HSBC Finance Corporation, in March 2003. At the time of the acquisition, Household was the largest independent consumer finance company in the U.S., the second largest third-party issuer of private label credit cards and the eighth largest issuer of MasterCard and Visa credit cards. A stated reason for the acquisition was to bring together HSBC, one of the world’s most successful deposit gatherers, with Household, one of the world’s largest generators of assets. In connection with the acquisition, HSBC also announced its expectation that funding costs for the Household businesses would be lower as a result of the financial strength and funding diversity of HSBC.

As discussed in this and prior filings, during the past few years we have made numerous strategic decisions regarding our operations, with the intent to lower the risk profile of our operations as well as reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. As a result of these strategic decisions, our core lending operations currently consist of our credit card and retail services business. Our lending products currently include primarily MasterCard and Visa credit cards and private label credit cards. A portion of

HSBC Finance Corporation

new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our core credit card receivable portfolio totaled $10.1 billion at June 30, 2010 reflecting a decrease of 13 percent since December 31, 2009. This decrease is the result of numerous actions we have taken to manage risk beginning in the fourth quarter of 2007, including reduced marketing levels as well as an increased focus by consumers to reduce outstanding credit card debt which has resulted in balance reductions.

Our Consumer Lending, Mortgage Services and Auto Finance businesses are not considered central to our core operations. As a result, the real estate secured, auto finance and personal non-credit card receivable portfolios of these non-core businesses, which totaled $65.6 billion at June 30, 2010 are currently liquidating. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. However, we have experienced some improvements in overall loan payment rates during the first half of 2010 which we believe to some extent are due to the impact of government stimulus programs which have targeted our customer base. Additionally, our loan modification programs which are designed to maximize cash collections and avoid foreclosure if economically reasonable, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the receivable portfolios of our non-core businesses to decline between 55 percent and 65 percent over the next five years and be comprised primarily of real estate secured receivables at the end of this period. Attrition will not be linear during this period. Over the near term, charge-off related receivable run-off is expected to remain high due to the economic environment. Run-off will later slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

In July 2010, we agreed in principle to sell the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.9 billion at June 30, 2010 and other related assets to an unaffiliated third party, and to transfer approximately $490 million of indebtedness secured by auto finance receivables. The sale is expected to close in the third quarter of 2010. See Note 20, “Subsequent Event,” in the accompanying consolidated financial statements for additional information regarding this transaction.

We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the subprime credit card industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, asset levels and further alterations or refinement of product offerings as we work to reposition our active businesses for long-term success. Although nothing is currently contemplated, we continue to evaluate additional ways to identify strategic opportunities with HSBC Bank USA, within the regulatory framework.

In July, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees will continue to service our real estate secured receivable portfolio. As a result, in future periods salary and employee benefits will decrease while support services from HSBC affiliates will increase.

HSBC Finance Corporation

Performance, Developments and Trends Our net loss was $521 million and $1.1 billion during the three and six months ended June 30, 2010, respectively, compared to net loss of $6.3 billion and $5.5 billion during the three and six months ended June 30, 2009, respectively. Our loss before tax was $853 million and $1.8 billion during the three and six months ended June 30, 2010, respectively, compared to a loss before taxes of $7.5 billion and $5.7 billion during the three and six months ended June 30, 2009, respectively. Our results in both periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option and in the three and six months ended June 30, 2009, goodwill and other intangible asset impairment charges, which need to be excluded to understand the underlying performance trends of our business. The following table summarizes the collective impact of these items on our loss before income tax for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Loss before income tax, as reported	$(853)	$(7,474)	$(1,786)	$(5,747)
(Gain) loss in value of fair value option debt and related derivatives	(470)	4,769	(603)	657
Goodwill and other intangible asset impairment charges	-	1,641	-	2,308

Loss before income tax, excluding above items(1)	$(1,323)	$(1,064)	$(2,389)	$(2,782)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the above table, our results for the six months ended June 30, 2010 improved $393 million compared to the year-ago period as lower net interest income, lower other revenues and lower derivative related income were more than offset by a lower provision for credit losses and lower operating expenses. Excluding the collective impact of the items in the above table, our loss before tax increased during the three months ended June 30, 2010 as significantly lower derivative income driven largely by realized losses in our non-qualifying economic hedge portfolio which resulted in losses of $414 million and $452 million in the three and six months ended June 30, 2010 as compared to gains of $217 million and $220 million in the year-ago periods and lower net interest income were partially offset by lower provision for credit losses and lower operating expenses.

The underlying performance trends of our business have also been impacted by changes to our charge-off policies for our real estate secured and personal non-credit card receivables in December 2009 (the “December 2009 Charge-off Policy Changes”). Beginning in December 2009, we now write down real estate secured receivables to net realizable value less estimated cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent. As a result of these actions, delinquent real estate secured and personal non-credit card receivables charge-off earlier during the first half of 2010 than in the historical periods. See our 2009 Form 10-K for further discussion of these policy changes.

Net interest income decreased during the three and six months ended June 30, 2010 as compared to the year-ago periods primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts, an increased focus by consumers to reduce outstanding credit card debt and lower overall receivable yields. The decrease in overall yields on our receivable portfolio reflects the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card receivables now charge-off earlier than in the historical period which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Overall receivable yields were also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding credit card, auto finance and personal non-credit card receivables have run-off at a faster pace than real estate secured receivables as well as, in the year-to-date period, the impact of higher average levels of nonperforming and modified receivables. This was partially offset during the three month period by reduced levels of nonperforming and modified

HSBC Finance Corporation

receivables due to charge-off as well as declines in new modification volumes. The decrease in overall receivable yields in both periods was also was partially offset by the impact of repricing initiatives during the fourth quarter of 2009 for credit card receivables as discussed below. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect historically low interest rates consistent with the Federal Reserve Bank’s monetary policy. These decreases were partially offset by lower interest expense in both periods due to lower average borrowings and, in the year-to-date period, lower average rates as interest rates were essentially flat as compared to the prior year quarter.

While overall yields on our receivable portfolio decreased, receivable yields vary between receivable products. Lower yields in our real estate secured receivable portfolio reflects the impact of an increase in the expected lives of receivables in payment incentive programs since June 30, 2009, the impact of the December 2009 Charge-off Policy Changes as discussed above and, in the year-to-date period, the impact of higher average levels of nonperforming and modified receivables. Yields on our credit card receivable portfolio increased during both the three and six months ended June 30, 2010 as a result of repricing initiatives during the fourth quarter of 2009 which were partially offset by the implementation of certain provisions of new credit card legislation including restrictions impacting repricing of delinquent accounts. Yields in our personal non-credit card portfolio increased during the three months ended June 30, 2010, but were essentially flat during the year-to-date period. The increase in the current quarter reflects significantly lower levels of nonaccrual receivables than during the year-ago quarter. In the year-to-date period, the benefits of lower levels of nonaccrual receivables were largely offset by the impact of the December 2009 Charge-off Policy Changes as discussed above.

Net interest margin decreased to 4.94 percent and 5.19 percent during the three and six months ended June 30, 2010, respectively, compared to 5.70 percent and 5.79 percent during the year-ago periods due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs.

Other revenues during the three and six months ended June 30, 2010 and 2009 were impacted by a gain on debt designated at fair value and related derivatives while the year-ago periods reflected a loss on debt designated at fair value. Excluding the gain (loss) on debt designated at fair value and related derivatives from both periods, other revenues decreased during the three and six months ended June 30, 2010 primarily driven by significantly lower derivative-related income and to a lesser extent lower fee income, lower enhancement services revenues and, in the year-to-date period, lower taxpayer financial services (“TFS”) revenue, partially offset by lower fair value write-downs on receivables held for sale. Lower derivative related income reflects the impact of decreasing interest rates, particularly during the second quarter of 2010, on our portfolio of non-qualifying pay fixed/receive variable interest rate swaps. We increased our portfolio of pay fixed/receive variable interest rate swaps by $1.0 billion during the second quarter of 2010 as these positions acted as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets although they did not qualify as effective hedges under hedge accounting principles. Lower fee income in both periods reflects lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from the implementation of certain provisions of new credit card legislation which resulted in lower overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. Lower enhancement services revenue reflects the impact of lower credit card receivable levels. Lower TFS revenues in the year-to-date period reflect changes in the way this program is jointly managed between us and HSBC Bank USA, as well as lower loan volumes in the 2010 tax season. Beginning in the first quarter of 2010, a portion of the loans we previously purchased are now retained by HSBC USA Inc. and we receive a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans. As a result, the decrease in TFS revenue during the first half of 2010 is largely offset by new servicing and other fee revenue related to these loans which is recorded as a component of servicing and other fees from HSBC affiliates. Lower fair value markdowns during both periods reflect a smaller portfolio of held for sale receivables than during the year-ago periods. See “Results of Operations” for a more detailed discussion of other revenues.

Our provision for credit losses decreased significantly during the three and six months ended June 30, 2010 as compared to the year-ago periods as a result of a lower provision for credit losses in our core credit card receivable

HSBC Finance Corporation

portfolio as well as lower provision for credit losses in our non-core Mortgage Services, Consumer Lending and Auto Finance businesses. The following discusses the changes in our provision for credit losses by business.

•	Provision for credit losses in our core credit card receivable portfolio decreased $87 million and $455 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including lower delinquency levels as well as continuing improvements in early stage delinquency roll rates, as customer payment rates have increased reflecting a focus by consumers on reducing outstanding credit card debt as well as improvements in economic conditions since the year-ago periods. The impact on credit card receivable losses from the current economic environment, including high unemployment rates, has not been as severe due in part to improved cash flow from government stimulus activities that have meaningfully benefited our non-prime customers.

•	The provision for credit losses in our Mortgage Services business decreased $20 million and $243 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as the portfolio continues to liquidate, delinquency levels continue to decrease, economic conditions improved and a higher percentage of charge-offs that were on first lien loans which generally have lower charge-offs than second lien loans. The decreases in both periods also reflect lower loss estimates on troubled debt restructurings (“TDR Loans”), partially offset by the impact of elevated unemployment levels. Overall loss severities have also improved during both periods as severities on foreclosed loans have continued to be lower as compared to the year-ago periods as home prices have begun to stabilize in most markets. Improvements in overall loss severities during the second quarter also reflect an increase in the number of properties for which we agreed to allow the borrower to sell the property for less than the current outstanding receivable balance (also referred to as a short sale) which results in lower losses as compared to foreclosed loans or loans where we previously decided not to pursue foreclosure. The decrease in the provision for credit losses was less pronounced during the three months ended June 30, 2010 as charge-off levels and reductions in credit loss reserves were similar in the current and prior year quarters.

•	The provision for credit losses in our Consumer Lending business decreased $569 million and $908 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as both the real estate secured and personal non-credit card receivable portfolios continue to liquidate, delinquency levels continue to decrease and economic conditions improved. The decrease in provision for real estate secured receivables also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans as well as an improved outlook on current inherent losses for first lien real estate secured receivables as the current trends for deterioration in delinquencies and charge-offs in many vintages have stabilized. Overall loss severities have also improved during both periods as severities on foreclosed loans have continued to be lower as compared to the year-ago periods as home prices have begun to stabilize in most markets. Improvements in overall loss severities during the second quarter also reflect an increase in the number of short sales as discussed above. These decreases in the provision for credit losses for real estate secured receivables were partially offset by lower receivable prepayments, portfolio seasoning, higher levels of unemployment and, for the year-to-date period, increased levels of troubled debt restructures including higher reserve requirements associated with these receivables. The decrease in the provision for credit losses for personal non-credit card receivables reflects lower receivable levels, lower delinquency levels and improvements in economic conditions, partially offset by higher levels of TDR Loans including higher reserve requirements associated with these receivables.

•	The provision for credit losses in our auto finance receivable portfolio decreased in both periods as a result of lower receivable levels as the portfolio continues to liquidate. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles.

HSBC Finance Corporation

In recent years, the impact of seasonal patterns in our provision for credit losses has been masked by the impact of a sustained deterioration in credit quality across all of our receivable portfolios. As the credit quality in our portfolios stabilizes, we anticipate that these seasonal patterns may re-emerge as a more significant component of our overall trend in loss provision.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During the three and six months ended June 30, 2010, the provision for credit losses was $880 million and $1.7 billion, respectively, lower than net charge-offs. Lower credit loss reserves at June 30, 2010 reflect lower receivable levels, improved economic and credit conditions including lower delinquency levels and overall improvements in loss severities. These conditions have resulted in an overall improved outlook on future loss estimates. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Real Estate Secured Receivables(1)				Credit Card
	Consumer Lending		Mortgage Services		Receivables
	2010	2009	2010	2009	2010	2009

	(in millions)

Credit loss reserves at April 1,	$2,787	$3,859	$2,201	$3,819	$1,495	$2,325
Provision for credit losses	645	891	305	325	278	365
Charge-offs	(858)	(472)	(621)	(622)	(533)	(667)
Recoveries	14	5	12	7	58	53

Credit loss reserves at June 30,	$2,588	$4,283	$1,897	$3,529	$1,298	$2,076

	Real Estate Secured Receivables(1)				Credit Card
	Consumer Lending		Mortgage Services		Receivables
	2010	2009	2010	2009	2010	2009

	(in millions)

Credit loss reserves at January 1,	$3,047	$3,392	$2,385	$3,726	$1,824	$2,258
Provision for credit losses	1,232	1,751	760	1,003	479	934
Charge-offs	(1,720)	(870)	(1,276)	(1,215)	(1,125)	(1,224)
Recoveries	29	10	28	15	120	108

Credit loss reserves at June 30,	$2,588	$4,283	$1,897	$3,529	$1,298	$2,076

(1)	Credit loss reserves since June 30, 2009 were significantly impacted by changes in our charge-off policies for real estate secured receivables which impacts comparability between periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion.

Total operating expenses decreased significantly during the three and six months ended June 30, 2010 as compared to the year-ago periods, due in part to the following items recorded during the year-ago periods:

•	Restructuring charges totaling $156 million primarily recorded during the first half of 2009, related to the decision to discontinue all new customer account originations for our Consumer Lending business and to close the Consumer Lending branch offices. See Note 3, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision;

•	Goodwill impairment charges of $1.6 billion and $2.3 billion during the three and six months ended June 30, 2009 related to our Card and Retail Services and Insurance Services businesses;

•	Impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

HSBC Finance Corporation

Excluding these items in the year-ago periods, total operating expenses remained lower in both periods, decreasing $76 million, or 9 percent, and $299 million, or 15 percent, during the three and six months ended June 30, 2010, respectively, primarily due to lower salary expense reflecting reduced headcount, lower occupancy and equipment expenses reflecting the further reduced scope of our business operations since March 2009 and continued entity-wide initiatives to reduce costs. The decreases also reflect lower real estate owned (“REO”) expenses. These decreases were partially offset by higher collection costs, higher marketing expenses and higher support services from HSBC affiliates. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate was 38.9 percent and 37.1 percent for the three and six months ended June 30, 2010, respectively, compared to 15.3 percent and 5.0 percent in the year-ago periods. The effective tax rate for three and six months ended June 30, 2010 was impacted by state taxes where we file combined unitary state tax returns with other HSBC affiliates. The effective tax rate for the three and six months ended June 30, 2009 was significantly impacted by the non-deductible impairment of goodwill related to the Card and Retail Services and Insurance Services businesses as well as valuation allowances recorded against deferred tax assets. The effective tax rate for the six months ended June 30, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(dollars are in millions)

Net loss	$(521)	$(6,334)	$(1,124)	$(5,462)
Return on average owned assets (“ROA”)	(2.38)%	(23.50)%	(2.49)%	(9.68)%
Return on average common shareholder’s equity (“ROE”)	(29.12)	(203.14)	(30.96)	(85.95)
Net interest margin	4.94	5.70	5.19	5.79
Consumer net charge-off ratio, annualized	12.83	10.01	13.07	9.50
Efficiency ratio(1)	50.51	(97.88)	48.79	109.05

	June 30,	December 31,
	2010	2009

	(dollars are in millions)

Receivables:
Core(2)	$10,119	$11,626
Non-core(3)	65,552	74,032

Total	$75,671	$85,658

Receivables held for sale	$5	$536

Two-month-and-over contractual delinquency ratio	13.31%	14.27%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Core receivables consist of our credit card receivable portfolios.

(3)	Non-core receivables consists primarily of the liquidating receivable portfolios in our Consumer Lending, Mortgage Services and Auto Finance businesses.

Performance Ratios Our efficiency ratio during the three and six months ended June 30, 2010 and 2009 was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three and six months ended June 30, 2009 were also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio increased significantly during the three and six months ended

HSBC Finance Corporation

June 30, 2010, respectively, as receivable portfolio liquidation and declining overall yields on our receivable portfolio caused net interest income to decrease more rapidly than operating expenses. The volatility between periods in other revenues, in particular the significantly lower derivative income due to the impact of falling interest rates on our portfolio of non-qualifying hedges as well as lower fee income which was partially offset by lower fair value write-downs on receivables held for sale also significantly impacted the efficiency ratio during the current periods.

Our return on average common shareholder’s equity (“ROE”) was (29.12) percent and (30.96) percent for the three and six months ended June 30, 2010 compared to (203.14) percent and (85.95) percent in the year-ago periods. Our return on average owned assets (“ROA”) was (2.38) percent and (2.49) percent for the three and six months ended June 30, 2010 compared to (23.50) percent and (9.68) percent in the year-ago periods. ROE and ROA were impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three and six months ended June 30, 2009 were also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items, ROE improved 641 basis points during the three months ended June 30, 2010 and was flat during the six months ended June 30, 2010 as compared to the year-ago periods. The improvement in ROE during the current quarter reflects a more significant improvement in our net loss than during the year-to-date period. During the year-to-date period, our net loss improved at the same pace as average equity decreased. Excluding these same items, ROA improved 225 basis points and 133 points during the three and six months ended June 30, 2010, respectively, as compared to the year-ago periods as the improvement in our net loss during the periods outpaced the decrease in lower average assets.

Receivables Receivables were $75.7 billion, $80.3 billion and $85.7 billion at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The decrease in our core credit card receivable portfolio since March 31, 2010 and December 31, 2009 reflects the continuing impact of actions taken to mitigate risk and an increased focus of consumers to reduce outstanding credit card debt. The decrease in our non-core receivable portfolios since December 31, 2009 reflects the continued liquidation of these portfolios which will continue to decline going forward. As it relates to our real estate secured receivable portfolio liquidation rates continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale were $5 million, $3 million and $536 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The decrease since December 31, 2009 reflects the sale of auto finance receivables to Santander Consumer USA Inc. (“SC USA”) in the first quarter of 2010. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” in the accompanying consolidated financial statements for further details of this transaction.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) decreased to 13.31 percent at June 30, 2010 compared to 13.60 percent at March 31, 2010 and 14.27 percent at December 31, 2009. Lower dollars of contractual delinquency reflect lower receivable levels due to lower origination volumes in our core credit card receivable portfolio and continued liquidation of our non-core receivable portfolios. Lower dollars of delinquency in our core credit card receivable portfolio also reflect improved early stage delinquency roll rates due to improvements in economic conditions. The delinquency ratio decreased as compared to March 31, 2010 and December 31, 2009 as dollars of delinquency decreased at faster pace than receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Net charge-offs of consumer receivables as a percentage of average consumer receivables (“net charge-off ratio”) and dollars of net charge-offs decreased as compared to the prior quarter but increased as compared to the prior year quarter. With the exception of our real estate secured receivable portfolio as compared to the year-ago period, dollars of net charge-off decreased for all products as compared to both the prior quarter and prior year quarter primarily as a result of lower average receivable levels as previously discussed including lower delinquency, partially offset by continued high unemployment levels. Real estate secured receivable net charge-off dollars also

HSBC Finance Corporation

reflect a higher percentage of charge-offs on first lien loans which generally have lower charge-off than second lien loans. As compared to the prior year quarter, dollars of net charge-offs for our real estate secured and personal non-credit card receivable portfolios have been impacted by the December 2009 Charge-off Policy Changes, which resulted in charge-offs being recognized sooner for these products than during the year-ago period, although the impact to personal non-credit card receivables was less pronounced in the current quarter. The net charge-off ratio decreased as compared to March 31, 2010 as dollars of net charge-off decreased at a faster pace than average receivable levels. The increase in the net charge-off ratio as compared to the prior year quarter reflects the impact of the charge-off policy changes discussed above as well as the impact of lower average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

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

Funding and Capital During the three months ended June 30, 2010, HSBC Investments (North America) Inc. (“HINO”) made a capital contribution to us totaling $200 million to support ongoing operations and to maintain capital at levels we believe are prudent in the current market environment. Until we return to profitability, HSBC’s continued support is required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

The tangible common equity to tangible assets ratio was 7.27 percent and 7.60 percent at June 30, 2010 and December 31, 2009, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios Tangible common equity to tangible assets is a non-U.S. GAAP financial measure that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy. This ratio excludes from equity the impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments, unrealized gains (losses) on investments, intangible assets as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations to U.S. GAAP Financial Measures.”

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Net loss – U.S. GAAP basis	$(521)	$(6,334)	$(1,124)	$(5,462)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(5)	1	(8)	9
Intangible assets	8	9	19	21
Loan origination	5	16	10	31
Loan impairment	(25)	11	(4)	20
Loans held for sale	(15)	23	(67)	26
Interest recognition	4	2	7	4
Other-than-temporary impairments on available-for-sale securities	-	-	1	9
Securities	1	7	15	(68)
Present value of long term insurance business	4	43	8	43
Goodwill and intangible asset impairment charges	-	341	-	(615)
Pension and other postretirement benefit costs	5	6	42	22
Other	8	1	7	(12)

Net loss – IFRSs basis	(531)	(5,874)	(1,094)	(5,972)
Tax benefit – IFRSs basis	333	1,078	646	151

Loss before tax – IFRSs basis	$(864)	$(6,952)	$(1,740)	$(6,123)

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

HSBC Finance Corporation

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

Goodwill and other intangible asset impairment charges – Goodwill levels established as a result of our acquisition by HSBC were higher under IFRSs than U.S. GAAP as the HSBC purchase accounting adjustments reflected higher levels of intangibles under U.S. GAAP. Consequently, the amount of goodwill allocated to our Card and Retail Services and Insurance Services businesses and written off during 2009 was greater under IFRSs. In addition, U.S. GAAP requires a two-step impairment test which requires an analysis of the reporting units’ implied fair value of goodwill to be determined in the same manner as the amount of goodwill recognized in a business combination. In the second quarter of 2009, the Card and Retail Services goodwill written off was higher under U.S. GAAP as a greater proportion of goodwill was written off under IFRSs in the first quarter of 2009 due to the two-step process described above resulting in the cash flows supporting a higher amount of goodwill under U.S. GAAP than under IFRSs. Additionally, the intangible assets allocated to our Consumer Lending business and written off during the first quarter of 2009 were higher under U.S. GAAP. There are also differences in the valuation of assets and liabilities under IFRSs and U.S. GAAP resulting from the Metris acquisition in December 2005.

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

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at June 30, 2010 and increases (decreases) over prior periods:

		Increases (Decreases) From
	June 30,	March 31, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Receivables:
Core receivable portfolios:
Credit card	$10,119	$(478)	(4.5)%	$(1,507)	(13.0)%
Non-core receivable portfolios:
Real estate secured(1)(2)	54,083	(2,817)	(5.0)	(5,452)	(9.2)
Auto finance	2,889	(457)	(13.7)	(1,072)	(27.1)
Personal non-credit card	8,532	(891)	(9.5)	(1,954)	(18.6)
Commercial and other	48	-	-	(2)	(4.0)

Total non-core receivable portfolios	65,552	(4,165)	(6.0)	(8,480)	(11.5)

Total receivables	$75,671	$(4,643)	(5.8)%	$(9,987)	(11.7)%

Receivables held for sale:
Real estate secured	$5	$2	66.7%	$2	66.7%
Auto finance	-	-	-	(533)	(100.0)

Total receivables held for sale	$5	$2	66.7%	$(531)	(99.1)%

Total receivables and receivables held for sale:
Core credit card receivables	$10,119	$(478)	(4.5)%	$(1,507)	(13.0)%
Non-core receivable portfolios:
Real estate secured	54,088	(2,815)	(4.9)	(5,450)	(9.2)
Auto finance	2,889	(457)	(13.7)	(1,605)	(35.7)
Personal non-credit card	8,532	(891)	(9.5)	(1,954)	(18.6)
Commercial and other	48	-	-	(2)	(4.0)

Total non-core receivable portfolios	65,557	(4,163)	(6.0)	(9,011)	(12.1)

Total receivables and receivables held for sale	$75,676	$(4,641)	(5.8)%	$(10,518)	(12.2)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	June 30,	March 31, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Mortgage Services	$17,825	$(1,118)	(5.9)%	$(2,116)	(10.6)%
Consumer Lending	36,251	(1,698)	(4.5)	(3,335)	(8.4)
All other	7	(1)	(12.5)	(1)	(12.5)

Total real estate secured	$54,083	$(2,817)	(5.0)%	$(5,452)	(9.2)%

HSBC Finance Corporation

(2)	At June 30, 2010, March 31, 2010 and December 31, 2009, real estate secured receivables includes outstanding principles of $4.6 billion, $4.3 billion and $3.4 billion, respectively, of receivables that have been written down to their net realizable value less cost to sell in accordance with our existing charge-off policy.

Core credit card receivables Credit card receivables have decreased since March 31, 2010 and December 31, 2009 as a result of actions taken beginning in the fourth quarter of 2007 to manage risk including tightening initial credit lines and sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing levels, as well as an increased focus and ability on the part of consumers to reduce outstanding credit card debt. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on performance trends which began in the second half of 2009, we increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio which will likely result in lower run-off of credit card receivables through the remainder of 2010. As compared to December 31, 2009, the lower credit card receivable balances also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Non-core receivable portfolios Real estate secured receivables in our non-core receivable portfolios can be further analyzed as follows:

		Increases (Decreases) From
	June 30,	March 31, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$47,511	$(2,213)	(4.5)%	$(4,266)	(8.2)%
Second lien	4,915	(498)	(9.2)	(950)	(16.2)
Revolving:
First lien	199	(7)	(3.4)	(12)	(5.7)
Second lien	1,458	(99)	(6.4)	(224)	(13.3)

Total real estate secured(1)	$54,083	(2,817)	(5.0)	(5,452)	(9.2)%

(1)	Excludes receivables held for sale. Real estate secured receivables held for sale included $5 million, $3 million and $3 million, primarily of closed-end, first lien receivables at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher credit losses for us. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of June 30, 2010 and December 31, 2009. The trend in the ratio since December 31, 2009 reflects the continued stabilization in housing markets.

HSBC Finance Corporation

	Refreshed LTVs(1)(2)				Refreshed LTVs(1)(2)
	at June 30, 2010				at December 31, 2009
	Consumer		Mortgage		Consumer		Mortgage
	Lending(3)		Services		Lending(3)		Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	36%	17%	31%	8%	35%	18%	30%	8%
80%≤LTV<90%	17	12	17	10	18	12	18	12
90%≤LTV<100%	18	20	22	18	19	22	23	20
LTV≥100%	29	51	30	64	28	48	29	60
Average LTV for portfolio	88%	101%	91%	110%	88%	100%	91%	109%

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2010 information in the table above reflects current estimated property values using HPIs as of March 31, 2010. For December 31, 2009, information in the table above reflects current estimated property values using HPIs as of September 30, 2009.

(3)	Excludes the Consumer Lending receivable portfolios serviced by HSBC Bank USA which had a total outstanding principal balance of $1.3 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	June 30, 2010				March 31, 2010				December 31, 2009
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate(3)	$10,913	(1)	$34,597	(2)	$11,466	(1)	$36,176	(2)	$11,962	(1)	$37,717	(2)
Adjustable rate(3)	6,912		1,654		7,477		1,773		7,979		1,869

Total	$17,825		$36,251		$18,943		$37,949		$19,941		$39,586

First lien	$15,316		$32,399		$16,229		$33,705		$16,979		$35,014
Second lien	2,509		3,852		2,714		4,244		2,962		4,572

Total	$17,825		$36,251		$18,943		$37,949		$19,941		$39,586

Adjustable rate(3)	$5,638		$1,655		$6,073		$1,773		$6,471		$1,869
Interest-only(3)	1,274		-		1,404		-		1,508		-

Total adjustable rate(3)	$6,912		$1,655		$7,477		$1,773		$7,979		$1,869

Total stated income	$3,143		$-		$3,413		$-		$3,677		$-

(1)	Includes fixed rate interest-only loans of $254 million, $268 million and $283 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.

(2)	Includes fixed rate interest-only loans of $30 million, $32 million and $36 million at June 30, 2010, March 2010 and December 31, 2009, respectively.

HSBC Finance Corporation

(3)	Receivable classification between fixed rate, adjustable rate and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

All of our non-core receivable portfolio balances have decreased from March 31, 2010 and December 31, 2009 reflecting the continued liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured receivable portfolios continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. As compared to December 31, 2009, the lower balances in our non-core receivable portfolio also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Receivables Held for Sale The decrease in receivables held for sale since December 31, 2009 reflects the sale of auto finance receivables to SC USA in the first quarter of 2010. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” in the accompanying consolidated financial statements for further details of this transaction.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009

Number of REO properties at end of period	8,249	6,826	6,060	6,266	7,105
Number of properties added to REO inventory in the period	4,996	4,143	3,422	3,448	3,463
Average loss on sale of REO properties(1)	4.2%	3.9%	5.4%	8.4%	13.0%
Average total loss on foreclosed properties(2)	48.9%	49.0%	49.8%	51.6%	52.4%
Average time to sell REO properties (in days)	156	170	172	184	194

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time of foreclosure. This average total loss on foreclosed properties is expressed as a percentage of the unpaid loan principal balance prior to write-down plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

The number of REO properties at June 30, 2010 increased as compared to March 31, 2010 due to improved processing of foreclosures following backlogs in foreclosure proceedings and actions by local governments and certain states that lengthened the foreclosure process beginning in 2008. We anticipate the number of REO properties will continue to increase in future periods if the backlogs in foreclosure proceedings continue to be reduced. The average loss on sale of REO properties increased slightly during the three months ended June 30, 2010 as a result of higher volumes of REO expenses during the quarter. The average total loss on foreclosed properties was essentially flat during the three months ended June 30, 2010 as the impact of stabilization in home prices in most markets continued.

HSBC Finance Corporation

Results of Operations

Net interest income The following table summarizes net interest income:

					Increase
	2010		2009		(Decrease)
	$	%(1)	$	%(1)	Amount	%

Three Months Ended June 30,	(dollars are in millions)

Finance and other interest income	$1,897	8.89%	$2,594	9.65%	$(697)	(.76)%
Interest expense	843	3.95	1,062	3.95	(219)	-

Net interest income	$1,054	4.94%	$1,532	5.70%	$(478)	(.76)%

Six Months Ended June 30,
Finance and other interest income	$3,968	9.11%	$5,440	9.80%	$(1,472)	(.69)%
Interest expense	1,710	3.92	2,229	4.01	(519)	(.09)

Net interest income	$2,258	5.19%	$3,211	5.79%	$(953)	(.60)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three and six months ended June 30, 2010 as compared to the year-ago periods primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts, an increased focus by consumers to reduce outstanding credit card debt and lower overall receivable yields. The decrease in overall yields on our receivable portfolio reflects the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card receivables now charge-off earlier than in the historical period which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Overall receivable yields were also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding credit card, auto finance and personal non-credit card receivables have run-off at a faster pace than real estate secured receivables as well as, in the year-to-date period the impact of higher average levels of nonperforming and modified receivables. This was partially offset during the three month period by reduced levels of nonperforming and modified receivables due to charge-off as well as declines in new modification volumes. The decrease in overall receivable yields in both periods was also partially offset by the impact of repricing initiatives during the fourth quarter of 2009 for credit card receivables as discussed below. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect historically low interest rates consistent with the Federal Reserve Bank’s monetary policy. These decreases were partially offset by lower interest expense in both periods due to lower average borrowings and, in the year-to-date period, lower average rates as interest rates were essentially flat as compared to the prior year quarter.

While overall yields on our receivable portfolio decreased, receivable yields vary between receivable products. Lower yields in our real estate secured receivable portfolio reflects the impact of an increase in the expected lives of receivables in payment incentive programs since June 30, 2009, the impact of the December 2009 Charge-off Policy Changes as discussed above and, in the year-to-date period, the impact of higher average levels of nonperforming and modified receivables. Yields on our credit card receivable portfolio increased during both the three and six months ended June 30, 2010 as a result of repricing initiatives during the fourth quarter of 2009 which were partially offset by the implementation of certain provisions of new credit card legislation including restrictions impacting repricing of delinquent accounts. Yields in our personal non-credit card portfolio increased during the three months ended June 30, 2010, but were essentially flat during the year-to-date period. The increase in the current quarter reflects significantly lower levels of nonaccrual receivables than during the year-ago quarter. In the year-to-date period, the benefits of lower levels of nonaccrual receivables were largely offset by the impact of the December 2009 Charge-off Policy Changes as discussed above.

Net interest margin was 4.94 percent and 5.19 percent during the three and six months ended June 30, 2010, respectively, compared to 5.70 percent and 5.79 percent during the year-ago periods. Net interest margin decreased

HSBC Finance Corporation

in both periods due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower funding costs. The following table shows the impact of these items on net interest margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net interest margin – June 30, 2009 and 2008, respectively	5.70%	6.47%	5.79%	6.39%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.28)	.33	(.08)	.29
Receivable mix	(.26)	(.26)	(.33)	(.32)
Impact of modifications and nonperforming receivables	.06	(1.06)	(.13)	(1.02)
Non-insurance investment income	(.28)	(.24)	(.16)	(.24)
Cost of funds	-	.46	.10	.69

Net interest margin – June 30, 2010 and 2009, respectively	4.94%	5.70%	5.19%	5.79%

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

Provision for credit losses The following table summarizes provision for credit losses by business:

			Increase
	2010	2009	(Decrease)
Three Months Ended June 30,	$	$	Amount	%

	(dollars are in millions)

Provision for credit losses:
Credit card	$278	$365	$(87)	(23.8)%
Mortgage Services	305	325	(20)	(6.2)
Consumer Lending	1,023	1,592	(569)	(35.7)
Auto Finance	16	154	(138)	(89.6)

Total provision for credit losses	$1,622	$2,436	$(814)	(33.5)%

			Increase
	2010	2009	(Decrease)
Six Months Ended June 30,	$	$	Amount	%

	(dollars are in millions)

Provision for credit losses:
Credit card	$479	$934	$(455)	(48.7)%
Mortgage Services	760	1,003	(243)	(24.2)
Consumer Lending	2,233	3,141	(908)	(28.9)
Auto Finance	69	303	(234)	(77.2)

Total provision for credit losses	$3,541	$5,381	$(1,840)	(34.2)%

Our provision for credit losses decreased significantly during the three and six months ended June 30, 2010 as compared to the year-ago periods as a result of a lower provision for credit losses in our core credit card receivable portfolio as well as lower provision for credit losses in our non-core Mortgage Services, Consumer Lending and Auto Finance businesses as discussed below.

HSBC Finance Corporation

•	Provision for credit losses in our core credit card receivable portfolio decreased $87 million and $455 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including lower delinquency levels as well as continuing improvements in early stage delinquency roll rates, as customer payment rates have increased reflecting a focus by consumers on reducing outstanding credit card debt as well as improvements in economic conditions since the year-ago periods. The impact on credit card receivable losses from the current economic environment, including high unemployment rates, has not been as severe due in part to improved cash flow from government stimulus activities that have meaningfully benefited our non-prime customers.

•	The provision for credit losses in our Mortgage Services business decreased $20 million and $243 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as the portfolio continues to liquidate, delinquency levels continue to decrease, economic conditions improved and a higher percentage of charge-offs that were on first lien loans which generally have lower charge-offs than second lien loans. The decreases in both periods also reflect lower loss estimates on TDR Loans, partially offset by the impact of elevated unemployment levels. Overall loss severities have also improved during both periods as severities on foreclosed loans have continued to be lower as compared to the year-ago periods as home prices have begun to stabilize in most markets. Improvements in overall loss severities during the second quarter also reflect an increase in the number of properties for which we agreed to allow the borrower to sell the property for less than the current outstanding receivable balance (also referred to as a short sale) which results in lower losses as compared to foreclosed loans or loans where we previously decided not to pursue foreclosure. The decrease in the provision for credit losses was less pronounced during the three months ended June 30, 2010 as charge-off levels and reductions in credit loss reserves were similar in the current and prior year quarters.

•	The provision for credit losses in our Consumer Lending business decreased $569 million and $908 million during the three and six months ended June 30, 2010 as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as both the real estate secured and personal non-credit card receivable portfolios continue to liquidate, delinquency levels continue to decrease and economic conditions improved. The decrease in provision for real estate secured receivables also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans as well as an improved outlook on current inherent losses for first lien real estate secured receivables as the current trends for deterioration in delinquencies and charge-offs in many vintages have stabilized. Overall loss severities have also improved during both periods as severities on foreclosed loans have continued to be lower as compared to the year-ago periods as home prices have begun to stabilize in most markets. Improvements in overall loss severities during the second quarter also reflect an increase in the number of short sales as discussed above. These decreases in the provision for credit losses for real estate secured receivables were partially offset by lower receivable prepayments, portfolio seasoning, higher levels of unemployment and, for the year-to-date period, increased levels of troubled debt restructures including higher reserve requirements associated with these receivables. The decrease in the provision for credit losses for personal non-credit card receivables reflects lower receivable levels, lower delinquency levels and improvements in economic conditions, partially offset by higher levels of TDR Loans including higher reserve requirements associated with these receivables.

•	The provision for credit losses in our auto finance receivable portfolio decreased in both periods as a result of lower receivable levels as the portfolio continues to liquidate. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles.

In recent years, the impact of seasonal patterns in our provision for credit losses has been masked by the impact of a sustained deterioration in credit quality across all of our receivable portfolios. As the credit quality in our portfolios

HSBC Finance Corporation

stabilizes, we anticipate that these seasonal patterns may re-emerge as a more significant component of our overall trend in loss provision.

Net charge-off dollars totaled $2.5 billion and $5.3 billion during the three and six months ended June 30, 2010, respectively, compared to $2.5 billion and $4.9 billion during the year-ago periods. Net charge-off dollars during the first half of 2010 have been impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables. As a result of these policy changes, net charge-off dollars are higher in 2010 than they otherwise would have been. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion of this policy change. Net charge-off dollars in our core credit card receivable portfolio were positively impacted by improvements in U.S. economic conditions as well as an increased focus by consumers to reduce outstanding credit card debt. For further discussion see “Credit Quality” in this Form 10-Q.

Credit loss reserves at June 30, 2010 decreased as compared to March 31, 2010 and December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $880 million and $1.7 billion during the three and six months ended June 30, 2010, respectively. Credit loss reserves were lower for all products as compared to March 31, 2010 and December 31, 2009 reflecting lower dollars of delinquency and lower receivable levels in all receivable portfolios. The decrease in credit loss reserves in our credit card receivable portfolio reflects lower loss estimates driven by lower receivable levels due to the actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also resulted from continued improvements in early stage delinquency roll rates as economic conditions improved. The decrease in credit loss reserve levels in our real estate secured receivable portfolio also reflects lower receivable levels as the portfolio continues to liquidate and a continuing decrease in delinquency as the delinquent balances continue to migrate to charge-off and are replaced by lower levels of new delinquency volume as the portfolio continues to season and overall loss severities improve. While reserve requirements for real estate secured TDR Loans increased during the six months ended June 30, 2010 due to higher volumes and slower liquidation rates, TDR Loan reserve requirements decreased during the current quarter driven by an increase in the percentage of performing TDR Loans in our Mortgage Services business. Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency lower partially offset by higher reserve requirements on TDR Loans due to an increase in volume and expected loss rates.

During the first half of 2010, we continue to experience elevated levels of TDR Loans, driven largely by real estate secured TDR Loans. Beginning in 2008, we significantly increased the use of loan modifications in an effort to assist customers who are experiencing financial difficulties. As a result, TDR Loans have also increased as compared to the year-ago period as these higher levels of modified loans become eligible to be reported as TDR Loans under our existing policy. Although TDR Loans generally carry a higher reserve requirement, in most cases their delinquency status was reset to current upon modification. Therefore, a significant portion of these balances will not be reported in two-months-and-over contractual delinquency and nonperforming loans unless they subsequently experience payment defaults. For further discussion of credit loss reserves see “Credit Quality” in this Form 10-Q.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

			Increase
	2010	2009	(Decrease)
Three Months Ended June 30,	$	$	Amount	%

	(dollars are in millions)

Insurance revenue	$76	$85	$(9)	(10.6)%
Investment income	24	25	(1)	(4.0)
Net other-than-temporary impairment losses	-	-	-
Derivative related income (expense)	(496)	208	(704)	(100.0+ )
Gain (loss) on debt designated at fair value and related derivatives	470	(4,769)	5,239	100.0+
Fee income	39	151	(112)	(74.2)
Enhancement services revenue	101	124	(23)	(18.5)
Taxpayer financial services revenue	-	3	(3)	(100.0)
Gain on bulk sale of receivables to HSBC Bank USA	-	-	-	-
Gain on receivable sales to HSBC affiliates	142	90	52	57.8
Servicing and other fees from HSBC affiliates	164	208	(44)	(21.2)
Lower of cost or fair value adjustment on receivables held for sale	2	(173)	175	100.0+
Other income	16	18	(2)	(11.1)

Total other revenues	$538	$(4,030)	$4,568	100.0+ %

			Increase
	2010	2009	(Decrease)
Six Months Ended June 30,	$	$	Amount	%

	(dollars are in millions)

Insurance revenue	$144	$178	$(34)	(19.1)%
Investment income	51	52	(1)	(1.9)
Net other-than-temporary impairment losses	-	(20)	20	100.0
Derivative related income (expense)	(598)	246	(844)	(100.0+ )
Gain (loss) on debt designated at fair value and related derivatives	603	(657)	1,260	100.0+
Fee income	128	379	(251)	(66.2)
Enhancement services revenue	204	259	(55)	(21.2)
Taxpayer financial services revenue	29	93	(64)	(68.8)
Gain on bulk sale of receivables to HSBC Bank USA	-	57	(57)	(100.0)
Gain on receivable sales to HSBC affiliates	258	218	40	18.3
Servicing and other fees from HSBC affiliates	402	412	(10)	(2.4)
Lower of cost or fair value adjustment on receivables held for sale	2	(343)	345	100.0+
Other income	26	64	(38)	(59.4)

Total other revenues	$1,249	$938	$311	33.2%

Insurance revenue decreased during both periods as a result of lower credit related premiums due largely to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we no longer issue new credit insurance policies in this business segment but continue to collect premiums on existing policies. The decreases in insurance revenue were partially offset by growth in the simplified issue term life insurance product that was introduced in 2007.

Investment income includes interest income on securities available-for-sale as well as realized gains and losses from the sale of securities. Investment income in both periods was flat as compared to the year-ago periods as higher

HSBC Finance Corporation

gains on sales of securities were offset by the impact of lower average investment balances and significantly lower yields on money market funds.

Net other-than temporary impairment (“OTTI”) losses During the three and six months ended June 30, 2010, OTTI losses on securities available-for-sale was less than $1 million. During the six months ended June 30, 2009, $20 million of OTTI was recorded on our portfolio of perpetual preferred securities which was subsequently sold during the second quarter of 2009. For further information, see Note 4, “Securities,” in the accompanying consolidated financial statements.

Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles as well as the ineffectiveness on derivatives which are qualifying hedges. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All of our derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. Derivative related income (expense) is summarized in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(in millions)

Net realized losses	$(72)	$(33)	$(136)	$(53)
Mark-to-market on derivatives which do not qualify as effective hedges	(414)	217	(452)	220
Ineffectiveness	(10)	24	(10)	79

Total	$(496)	$208	$(598)	$246

As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”), $6.5 billion of longer-dated pay fixed/receive variable interest rate swaps were outstanding at the end of the second quarter of 2010. This represents an increase of $1.0 billion and $1.2 billion in pay fixed/receive variable interest rate swaps when compared to March 31, 2010 and December 31, 2009, respectively. While these positions acted as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. Falling long-term interest rates during 2010, which were more pronounced during the second quarter resulted in increases in net realized losses and had a significant negative impact on the mark-to-market on this portfolio of swaps. Should interest rates continue to decline or if we continue to increase the size of this swap portfolio, we will incur additional losses, although losses could reverse if and when interest rates increase. Over time, we anticipate further reducing our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps.

During the three and six months ended June 30, 2010, ineffectiveness was largely due to the impact of falling U.S. long term rates on our cross currency cash flow hedges, partially offset by falling long-term foreign interest rates. In the year-ago periods, ineffectiveness reflects rising long-term foreign interest rates partially offset by the impact of falling long-term U.S. interest rates on our cross currency cash flow hedges.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income for the six months ended June 30, 2010 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option (“FVO”) as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related

HSBC Finance Corporation

derivates during the three and six months ended June 30, 2010 primarily reflects a widening of credit spreads during the current periods as compared to a significant tightening of our credit spreads during the year-ago periods. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components on the gain on debt designated at fair value and related derivatives.

Fee income, which includes revenues from fee-based products such as credit cards, decreased during both periods as a result of lower late, overlimit and interchange fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from changes required by the new credit card legislation. The new credit card legislation has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees as well as restrictions on fees charged to process on-line and telephone payments.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, decreased during both periods as a result of the impact of lower new origination volumes and lower receivable levels.

Taxpayer financial services (“TFS”) revenue decreased during the six months ended June 30, 2010 as a result of changes in the way the TFS program is jointly managed between us and HSBC USA Inc. as well as lower loan volumes in the 2010 tax season. Beginning in the first quarter of 2010, a portion of the loans we previously purchased are now retained by HSBC USA Inc. and we receive a fee for both servicing the loans and for assuming the credit risk associated with these loans. As a result, the decrease in TFS revenue during the six months ended June 30, 2010 is largely offset by higher servicing and other fee revenue related to these loans which is recorded as a component of servicing and other fees from HSBC affiliates.

Gain on bulk sale of receivables to HSBC Bank USA during the first quarter of 2009 reflects the gain on the January 2009 sales of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion at the time of sale, and $3.0 billion of auto finance receivables to HSBC Bank USA. These gains were partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. No similar transaction occurred during the first half of 2010.

Gain on receivable sales to HSBC affiliates, which consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA increased in both periods. The increase in both periods was primarily due to higher overall premiums, partially offset by lower overall origination volumes. The higher overall premiums reflect the impact of contract renegotiation with certain merchants, repricing initiative in certain portfolios as well as the impact of improving credit quality during the first half of 2010, partially offset by impacts from the new credit card legislation, including restrictions impacting repricing of delinquent accounts.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card, auto finance, private label receivables and beginning in the first quarter of 2010, taxpayer financial services loans for HSBC affiliates. The decrease during the three and six months ended June 30, 2010 reflects lower levels of receivables being serviced for HSBC Bank USA as well as the transfer to HSBC Technology & Services (USA) Inc. (“HTSU”) of certain services we previously provided to other HSBC affiliates, partially offset in the year-to-date period by the servicing and other fees related to TFS loans as discussed above.

Lower of cost or fair value adjustment on receivables held for sale includes the non-credit portion of the lower of cost or fair value adjustment recorded on receivables at the date they are transferred to held for sale as well as the credit and non-credit portion of all lower of cost or fair value adjustments recorded on receivables held for sale subsequent to the transfer. During the first half of 2009, we had higher levels of receivables held for sale and the lower of cost or fair value adjustments on receivables held for sale reflects the impact of current market conditions on pricing at the time.

Other income was flat during the three months ended June 30, 2010 and decreased during the year-to-date period. The decrease during the year-to-date period reflects lower gains on sales of miscellaneous commercial assets, partially offset by a gain of $5 million on the sale of our auto finance servicing operations and auto finance

HSBC Finance Corporation

receivables to Santander Consumer USA (“SC USA”). See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” in the accompanying consolidated financial statements for additional information regarding this transaction.

Operating expenses The following table summarizes total costs and expenses:

			Increase
	2010	2009	(Decrease)
Three Months Ended June 30,	$	$	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$161	$270	$(109)	(40.4)%
Occupancy and equipment expenses	13	36	(23)	(63.9)
Other marketing expenses	79	27	52	100.0+
Real estate owned expenses	40	41	(1)	(2.4)
Other servicing and administrative expenses	194	188	6	3.2
Support services from HSBC affiliates	263	250	13	5.2
Amortization of intangibles	35	39	(4)	(10.3)
Policyholders’ benefits	38	48	(10)	(20.8)
Goodwill and other intangible asset impairment charges	-	1,641	(1,641)	(100.0)

Total costs and expenses	$823	$2,540	$(1,717)	(67.6)%

			Increase
	2010	2009	(Decrease)
Six Months Ended June 30,	$	$	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$337	$690	$(353)	(51.2)%
Occupancy and equipment expenses	42	138	(96)	(69.6)
Other marketing expenses	136	77	59	76.6
Real estate owned expenses	79	146	(67)	(45.9)
Other servicing and administrative expenses	443	454	(11)	(2.4)
Support services from HSBC affiliates	561	518	43	8.3
Amortization of intangibles	74	81	(7)	(8.6)
Policyholders’ benefits	80	103	(23)	(22.3)
Goodwill and other intangible asset impairment charges	-	2,308	(2,308)	(100.0)

Total costs and expenses	$1,752	$4,515	$(2,763)	(61.2)%

Salaries and employee benefits was significantly lower during the three and six months ended June 30, 2010 as a result of the reduced scope of our business operations, including the change in the number of employees from the strategic decisions implemented, the impact of entity-wide initiatives to reduce costs, and the centralization of additional shared services in North America, including, among other things, legal, compliance, tax and finance. Salaries and employee benefits during the six months ended June 30, 2009 included severance costs $76 million, primarily related to our decision in February 2009 to discontinue new account originations for all products in our Consumer Lending business and close all branch offices. See Note 3, “Strategic Initiatives,” in the accompanying consolidated financial statements for a complete description of these decisions.

Occupancy and equipment expenses have been impacted in both periods by the impact of strategic initiatives. During the three and six months ended June 30, 2010, occupancy and equipment expenses were reduced by $14 million in each period as a result of a reduction in the lease liability associated with an office of our Mortgage Services business which has now been fully subleased. Additionally, during the six months ended June 30, 2009,

HSBC Finance Corporation

occupancy and equipment expenses included $54 million related to the decision to close the Consumer Lending branch offices. Excluding the impact of these items, occupancy and equipment expense remained lower in both periods due to lower depreciation, utilities, repair and maintenance expenses as a result of the reduction of the scope of our business operations since March 2009.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. Other marketing expenses increased during the three and six months ended June 30, 2010 as we have increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio based on recent performance trends in this portfolio as well as increased compliance mailings in the second quarter of 2010 related to the new credit card legislation. Although other marketing expenses have increased, overall marketing levels remain low. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses decreased during the year-to-date period but were flat during the three months ended June 30, 2010. The decrease in the year-to-date period reflects lower losses on sales of REO properties as well as lower average levels of REO properties during the first half of 2010 as compared to the year-ago period due to backlogs in foreclosure proceedings and actions taken by local governments and certain states that have lengthened the foreclosure process. Lower losses on sales of REO properties during the first half of 2010 as compared to the year-ago period reflects home prices continuing to stabilize during the first half of 2010 which results in less deterioration in value between the date we take title to the property and when the property is ultimately sold. During the three months ended June 30, 2010, REO expenses were flat as the lower losses on sales of REO properties discussed above was largely offset by an increase in the number of REO properties held as the backlogs in foreclosure proceedings continued to be reduced as well as a higher level of expenses.

Other servicing and administrative expenses included fixed asset write-downs of $29 million during the six months ended June 30, 2009 related to the decision to close the Consumer Lending branch offices. Excluding the impact of this item, other servicing and administrative expenses increased in both periods as a result of higher expenses associated with receivables in the process of foreclosure. Additionally, a portion of this increase related to a change in the classification of certain pre-foreclosure costs, which during the first half of 2009 were reported as part of charge-off. In 2010, such costs are recorded in other servicing and administrative expenses which resulted in an incremental $8 million and $36 million being recorded in other servicing and administrative expenses during the three and six months ended June 30, 2010. The increase in other servicing and administrative expenses during the three months ended June 30, 2010 also reflects fees paid for the servicing of our auto finance receivables as a result of the sale of our auto financing servicing operations in March 2010. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” in the accompanying consolidated financial statements for further information regarding this transaction. The increases in other and servicing and administrative expenses in both periods were partially offset by the impact of entity wide initiatives to reduce costs.

Support services from HSBC affiliates increased during the three and six months ended June 30, 2010 as beginning in January 2010 it includes legal, compliance, tax and finance and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions.

Amortization of intangibles decreased in both periods due to lower amortization for technology and customer lists due to the write-off of a portion of these intangibles during the first quarter of 2009 as a result of the decision to discontinue all new account originations in our Consumer Lending business with the remainder becoming fully amortized during the first quarter of 2010.

Policyholders’ benefits decreased during the three and six months ended June 30, 2010 due to declines in claims on credit insurance policies since we are no longer issuing these policies in relation to Consumer Lending loans and there are fewer such policies in place. These decreases were partially offset by higher claims on a new term life product due to growth in this product offering.

HSBC Finance Corporation

Goodwill and other intangible asset impairment charges during the three and six months ended June 30, 2009 include a goodwill impairment charges of $1.6 billion and $2.3 billion, respectively, related to our Card and Retail Services and Insurance Services businesses. All goodwill was written off at June 30, 2009. See Note 14, “Goodwill,” our 2009 Form 10-K for further discussion of the goodwill impairment. Additionally during the first quarter of 2009, we recorded impairment charges of $14 million for intangible assets associated with our Consumer Lending business as a result of our decision to discontinue new customer account originations for all products. See Note 3, “Strategic Initiatives,” and Note 8, “Intangible Assets,” in our 2009 Form 10-K for further discussion of the impairment. There were no intangible asset impairment charges during the first half of 2010.

Efficiency ratio The following table summarizes our owned basis efficiency ratio:

	2010	2009

Three months ended June 30,	50.51%	(97.88)%
Six months ended June 30,	48.79	109.05

Our efficiency ratio during the three and six months ended June 30, 2010 and 2009 was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three and six months ended June 30, 2009 were also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly during the three and six months ended June 30, 2010, respectively, as receivable portfolio liquidation and declining overall yields on our receivable portfolio caused net interest income to decrease more rapidly than operating expenses. The volatility between periods in other revenues, in particular the significantly lower derivative income due to the impact of falling interest rates on our portfolio of non-qualifying hedges as well as lower fee income which was partially offset by lower fair value write-downs on receivables held for sale also significantly impacted the efficiency ratio during the current periods.

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

The “All Other” caption includes our Insurance business. It also includes our Taxpayer Financial Services and Commercial businesses which are no longer considered core to our operations. Each of these businesses falls below the quantitative threshold tests under segment reporting rules for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. Goodwill which was established as a result of our acquisition by HSBC was not allocated to or included in the

HSBC Finance Corporation

reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments, consistent with management’s view of our reportable segment results. Such goodwill of $530 million was impaired during the six months ended June 30, 2009. Goodwill relating to acquisitions subsequent to our acquisition by HSBC was included in the reported respective segment results as those acquisitions specifically related to the business, consistent with management’s view of the segment results.

In the second quarter of 2010, we revised the methodology used to allocate interest expense between our reportable segments. The new methodology recognizes that non-receivable assets and liabilities in each of our business segments have a shorter life than previously assumed and incorporates transfer pricing consistent with this revised forecasted life. The impact of this change in methodology for our Card and Retail Services and Consumer segments was not significant. There have been no other changes in our measurement of segment profit (loss) and there have been no changes in the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

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

HSBC Finance Corporation

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,177	$1,298	$(121)	(9.3)%
Other operating income	354	568	(214)	(37.7)

Total operating income	1,531	1,866	(335)	(18.0)
Loan impairment charges	784	1,208	(424)	(35.1)

	747	658	89	13.5
Operating expenses, excluding goodwill impairment charges	488	456	32	7.0

Profit (loss) before tax and goodwill impairment charges	259	202	57	28.2
Goodwill impairment charges(1)	-	530	(530)	(100.0)

Profit (loss) before tax(1)	$259	$(328)	$587	100+ %

Intersegment revenues	$2	$1	$1	100.0%
Net interest margin, annualized	13.77%	12.33%	-	-
Efficiency ratio	31.87	52.84	-	-
Return (after-tax) on average assets	2.00	(4.12)	-	-
Balances at end of period:
Customer loans	$33,237	40,981	$(7,744)	(18.9)%
Assets	32,240	39,292	(7,052)	(18.0)

			Increase
			(Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$2,455	$2,638	$(183)	(6.9)%
Other operating income	746	1,228	(482)	(39.3)

Total operating income	3,201	3,866	(665)	(17.2)
Loan impairment charges	1,321	2,719	(1,398)	(51.4)

	1,880	1,147	733	63.9
Operating expenses, excluding goodwill impairment charges	940	944	(4)	(.4)

Profit (loss) before tax and goodwill impairment charges	940	203	737	100+
Goodwill impairment charges(1)	-	530	(530)	(100.0)

Profit (loss) before tax(1)	$940	$(327)	$1,267	100+ %

Intersegment revenues	$5	$3	$2	66.7%
Net interest margin, annualized	13.87%	12.18%	-	-
Efficiency ratio	29.37	38.13	-	-
Return (after-tax) on average assets	3.55	(2.04)	-	-

(1)	Goodwill impairment charges of $530 million (after-tax) during the three and six months ended June 30, 2009, respectively, were not deductible for tax purposes. This resulted in a net loss of $416 million and $424 million during the three and six months ended June 30, 2009, respectively.

HSBC Finance Corporation

Our Card and Retail Services segment reported a profit before tax for the three and six months ended June 30, 2010 as compared to losses before tax in the year-ago periods. The loss before tax in the year-ago periods reflects goodwill impairment charges of $530 million which was recorded during the three months ended June 30, 2009 relating to goodwill which had been established subsequent to our acquisition by HSBC in 2003 and was recorded directly to the balance sheet of our Card and Retail Services segment. Additional goodwill impairment charges of $770 million and $2.4 billion were recorded during the three and six months ended June 30, 2009, respectively related to our acquisition by HSBC in 2003 and was recorded in the “All Other” caption as this goodwill was recorded at corporate and was allocated to the segment only for purposes of goodwill impairment testing. Excluding the goodwill impairment charges recorded in the year-ago periods, profit before tax remained higher in both periods driven by lower loan impairment charges, partially offset by lower other operating income and lower net interest income and, in the three-month period, higher operating expenses.

Loan impairment charges decreased during the three and six months ended June 30, 2010 as compared to the year-ago periods due to lower loan levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk, fewer active customer accounts as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including lower delinquency levels as well as continuing improvements in early stage delinquency roll rates, as economic conditions improved. The impact on credit card receivable losses from the current economic environment, including high unemployment rates, has not been as severe due in part to improved cash flow from government stimulus activities that have meaningfully benefited our non-prime customers and the aforementioned actions previously implemented to reduce risk. During the six months ended June 30, 2010, we decreased credit loss reserves to $3.0 billion as loan impairment charges were $991 million lower than net charge-offs. During the six months ended June 30, 2009, we decreased credit loss reserves to $4.3 billion as loan impairment charges were $59 million lower than net charge-offs.

Net interest income decreased in both periods due to lower interest income, partially offset by lower interest expense. The lower interest income reflects the impact of lower overall loan levels, partially offset by higher loan yields. Loan yields increased during the first half of 2010 as a result of repricing initiatives during the fourth quarter of 2009 and higher yields on private label receivables since June 2009 driven by the benefits from contract renegotiation with certain merchants which were partially offset by the implementation of certain provisions of new credit card legislation including restrictions impacting repricing of delinquent accounts. Net interest margin increased in both periods due to higher loan yields as discussed above and a lower cost of funds. The decrease in other operating income in both periods was primarily due to lower late and overlimit fees due to lower volumes, lower delinquency levels, changes in customer behavior and impacts from changes required by new credit card legislation. As compared to the year-ago periods, the new credit card legislation has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees as well as restrictions on fees charged to process on-line and telephone payments. Additionally, other operating income reflects lower enhancement services revenue due to lower new origination volumes and lower loan levels. Excluding the goodwill impairment charges from the year-ago period, operating expenses increased during the three months ended June 30, 2010 due to higher marketing expenses, higher collection costs and higher support services from affiliates, partially offset by lower salary and pension expenses. Excluding the goodwill impairment charges, operating expenses during the year-to-date period were lower as compared to the year-ago period as the increase in marketing expenses was more significant during the second quarter of 2010, although overall marketing levels continue to remain low. Goodwill impairment charges during the three months ended June 30, 2009 reflect the impairment of all goodwill recorded at the segment level as a result of deterioration of economic and credit conditions in the United States during the first half of 2009. See Note 14, “Goodwill,” in the 2009 Form 10-K for additional discussion of the goodwill impairment charges recorded during 2009.

The efficiency ratio during the three and six months ended June 30, 2009 was significantly impacted by the goodwill impairment recorded during those periods. Excluding the impact of the goodwill impairment in the year-ago periods, the efficiency ratio deteriorated 744 basis points and 495 basis points during the three and six months ended June 30, 2010, respectively, as compared to the year-ago periods driven by the decrease in other operating income, primarily due to lower fee income as a result of the new credit card legislation and lower delinquency levels, as well

HSBC Finance Corporation

as the impact of lower net interest income and, during the three months ended June 30, 2010, higher operating expenses.

ROA during the three and six months ended June 30, 2009 was significantly impacted by the goodwill impairment recorded during those periods. Excluding the impact of the goodwill impairment in the year-ago periods, ROA improved 87 basis points and 304 basis points during the three and six months ended June 30, 2010, respectively, as compared to the year-ago periods primarily due to the impact of the higher profit before tax in the current periods, driven by the lower loan impairment charges during the first half of 2010 as discussed above, partially offset by the impact of lower average receivable levels as discussed below.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law. We have implemented the provisions of the CARD Act that took effect in August 2009 and February 2010 and continue to make changes to processes and systems in order to implement the remaining provisions of the CARD Act by the applicable August 2010 effective date. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under analysis to partially mitigate the impact of the new legislation. On June 15, 2010 the Federal Reserve Board issued its final rule implementing late fee limitations, as well as the remaining provisions of the CARD Act which take effect August 22, 2010. Although we continue to believe the implementation of the new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act remains uncertain at this time as it will ultimately depend upon successful implementation of our strategies, consumer behavior and the actions of our competitors. Although our estimates are subject to change as we finalize strategies and better understand customer behavior and competitors’ actions, we currently estimate that the impact of the CARD Act including the mitigating actions referred to above could be a reduction in revenue net of credit loss provision of approximately $200 million to $300 million during 2010, the substantial majority of which will occur in the second half of the year.

Customer loans Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
	June 30,	March 31, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Credit card	$19,967	$(977)	(4.7)%	$(3,177)	(13.7)%
Private label	13,182	(766)	(5.5)	(2,443)	(15.6)
Other	88	(7)	(7.4)	(16)	(15.4)

Total loans	$33,237	$(1,750)	(5.0)%	$(5,636)	(14.5)%

Customer loans decreased to $33.2 billion at June 30, 2010 as compared to $35.0 billion at March 31, 2010 and $38.9 billion at December 31, 2009 reflecting fewer active customer accounts, primarily in our prime credit card and private label loan portfolios and the impact of actions taken to manage risk. The decrease also reflects an increased focus by consumers to reduce outstanding credit card debt due in part to higher tax refunds and the impact of government stimulus programs which have targeted our customer base resulting in higher overall payment rates. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on recent performance trends which began in the second half of 2009, we increased direct marketing mailings and new customer account originations for portions of our non-prime credit card portfolio which will likely result in lower run-off of credit card loans through the remainder of 2010. As compared to December 31, 2009, the lower loan balances also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

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

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
	Quarter Ended					June 30, 2010
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	and
	2010	2010	2009	2009	2009	Dec. 31, 2009

	(dollars are in millions)

Receivables:
Non-prime	$8,235	$8,632	$9,462	$9,951	$10,426	(13.0)%
Prime	22,831	24,068	26,806	26,753	27,760	(14.8)
Other	2,171	2,287	2,605	2,619	2,795	(16.7)

Total	$33,237	$34,987	$38,873	$39,323	$40,981	(14.5)%

Net Interest Margin:
Non-prime	20.03%	21.04%	20.18%	20.17%	19.57%	(.7)%
Prime	10.49	10.84	9.67	9.71	9.00	8.4
Other	24.44	20.15	17.68	15.77	17.88	38.2

Total	13.77%	13.97%	12.85%	12.79%	12.33%	7.2%

Delinquency Dollars:
Non-prime	$603	$787	$975	$1,006	$1,045	(38.2)%
Prime	921	1,027	1,222	1,250	1,245	(24.6)
Other	152	195	241	241	239	(36.9)

Total	$1,676	$2,009	$2,438	$2,497	$2,529	(31.3)%

As previously discussed, customer loans have decreased by 15 percent as compared to December 31, 2009. The Prime Portfolio has decreased at a faster rate than the Non-Prime Portfolio since December 2009 due to a higher seasonal impact of the Prime Portfolio as loans in this portfolio tend to have higher spending levels in the fourth quarter which are paid off during the first quarter.

Net interest margin for both the Non-prime and Prime Portfolios continues to remain strong as a result of repricing initiatives during the fourth quarter of 2009, partially offset by the implementation of certain provisions of the CARD Act. However, net interest margin for the Non-prime Portfolio was essentially flat as compared to December 2009 as the implementation of certain provisions of the CARD Act, including restrictions impacting repricing of delinquent accounts which became effective in February 2010, has been more pronounced as a greater proportion of account holders in the Non-prime Portfolio benefited from these restrictions.

While we have seen improvements in performance across the Cards and Retail Services segment during the first half of 2010, the Non-prime Portfolio performance has shown improvements to a greater degree relative to our Prime Portfolio through this stage of the economic cycle. Dollars of delinquency and net charge-off dollars in the Non-prime Portfolio have improved at a faster rate than in our Prime Portfolio as non-prime customers typically have lower home ownership, smaller credit lines which have lower minimum payment requirements and benefits from government stimulus programs.

HSBC Finance Corporation

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$679	$977	$(298)	(30.5)%
Other operating income	35	69	(34)	(49.3)

Total operating income	714	1,046	(332)	(31.7)
Loan impairment charges	1,436	2,154	(718)	(33.3)

	(722)	(1,108)	386	34.8
Operating expenses	247	262	(15)	(5.7)

Profit (loss) before tax	$(969)	$(1,370)	$401	29.3%

Intersegment revenues	$15	$33	$(18)	(54.6)%
Net interest margin, annualized	3.83%	4.18%	-	-
Efficiency ratio	34.59	25.05	-	-
Return (after-tax) on average assets	(3.53)	(3.90)	-	-
Balances at end of period:
Customer loans	$68,753	$90,197	$(21,444)	(23.8)%
Assets	68,225	87,713	(19,488)	(22.2)

			Increase (Decrease)
Six Months Ended June 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,386	$2,012	$(626)	(31.1)%
Other operating income	(23)	30	(53)	(100+ )

Total operating income	1,363	2,042	(679)	(33.3)
Loan impairment charges	3,194	4,589	(1,395)	(30.4)

	(1,831)	(2,547)	716	28.1
Operating expenses	515	819	(304)	(37.1)

Profit (loss) before tax	$(2,346)	$(3,366)	$1,020	(30.3)%

Intersegment revenues	$33	$67	$(34)	(50.8)%
Net interest margin, annualized	3.76%	4.20%	-	-
Efficiency ratio	37.78	40.11	-	-
Return (after-tax) on average assets	(4.11)	(4.74)	-	-

Our Consumer segment reported a lower loss before tax during the three and six months ended June 30, 2010 as compared to the year-ago periods due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income.

Loan impairment charges decreased significantly during the three and six months ended June 30, 2010 as compared to the year-ago periods as a result of lower loan impairment charges in our Mortgage Services, Consumer Lending businesses and Auto Finance businesses as discussed below.

HSBC Finance Corporation

•	Loan impairment charges in our Mortgage Services business decreased in both periods as a result of lower loan levels as the portfolio continues to liquidate, delinquency levels continue to decrease, economic conditions improved and a higher percentage of charge-offs that were on first lien loans which generally have lower charge-offs than second lien loans. The decreases in both periods also reflect lower loss estimates on TDR Loans, partially offset by higher levels of TDR Loans and the impact of high unemployment levels. Overall loss severities have also improved during both periods as severities on foreclosed loans have continued to be lower as compared to the year-ago periods as home prices have begun to stabilize in most markets. Improvements in overall loss severities during the second quarter also reflect an increase in the number of short sales which results in lower losses as compared to foreclosed loans or loans where we previously decided not to pursue foreclosure. The decrease in loan impairment charges was less pronounced during the three months ended June 30, 2010 as charge-off levels and reductions in credit loss reserves were similar in the current and prior year quarters.

•	Loan impairment charges in our Consumer Lending business decreased in both periods reflecting lower loan levels as both the real estate secured and personal non-credit card loan portfolios continue to liquidate, delinquency levels continue to decrease and economic conditions continued to improve. The decrease in loan impairment charges for real estate secured loans also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans as well as an improved outlook on current inherent losses for first lien real estate secured receivables as the current trends for deterioration in delinquencies and charge-offs in many vintages have stabilized. Overall loss severities have also improved during both periods as severities on foreclosed loans have continued to be lower as compared to the year-ago periods as home prices have begun to stabilize in most markets. Improvements in overall loss severities during the second quarter also reflect an increase in the number of short sales as discussed above. These decreases in loan impairment charges for real estate secured loans were partially offset by lower loan prepayments, portfolio seasoning, higher levels of unemployment and, for the year-to-date period, increased levels of TDR Loans including higher reserve requirements associated with these loans. The decrease in loan impairment charges for personal non-credit card loans reflects lower loan levels, lower delinquency levels and improvements in economic conditions, partially offset by higher levels of TDR Loans including higher reserve requirements associated with these receivables.

•	Loan impairment charges in our auto finance receivable portfolio decreased as a result of lower loan levels as the portfolio continues to liquidate. Additionally, we experienced lower loss severities driven by improvements in prices on repossessed vehicles.

During the six months ended June 30, 2010, credit loss reserves decreased to $6.3 billion as loan impairment charges were $1.2 billion lower than net charge-offs. During the six months ended June 30, 2009, credit loss reserves increased to $10.8 billion as loan impairment charges were $603 million greater than net charge-offs. Credit loss reserves since June 2009 were significantly impacted by the December 2009 Charge-off Policy Changes.

Net interest income decreased in both periods due to lower average loans as a result of liquidation, risk mitigation efforts and lower overall loan yields, partially offset by lower interest expense due to lower average borrowings. The lower overall yields on our loan portfolio reflect the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card loans now charge-off earlier than in the historical period which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Overall loan yields were also negatively impacted by a shift in loan mix to higher levels of lower yielding first lien real estate secured loans as higher yielding auto finance and personal non-credit card loans have run-off at a faster pace than real estate secured loans as well as, in the year-to-date period the impact of higher average levels of nonperforming and modified loans. This was partially offset during the three month period by reduced levels of nonperforming and modified loans due to charge-off as well as declines in new modification volumes. Lower yields in our real estate secured portfolio reflect the impact of an increase in the expected lives of loans in payment incentive programs since June 2009, the impact of the December 2009 Charge-off Policy Changes as discussed above and, in the year-to-date period, the impact of higher average levels of nonperforming and modified loans. Yields in our personal non-credit card portfolio increased during the three months ended June 30, 2010, but were

HSBC Finance Corporation

essentially flat during the year-to-date period. The increase in the current quarter reflects significantly lower levels of nonaccrual loans than during the year-ago quarter. In the six months ended June 30, 2010, the benefits of lower levels of nonaccrual loans were largely offset by the impact of the December 2009 Charge-off Policy Changes as discussed above. These decreases were partially offset by lower interest expense due to lower average borrowings. The decrease in net interest margin reflects the lower loan yields as discussed above.

Other operating income decreased in both periods due to lower credit insurance commissions, partially offset by lower losses on sales of REO properties. Lower losses on sales of REO properties during the first half of 2010 reflects the continued stabilization of home prices during the first half of 2010 which results in less deterioration in value between the date we take title to the property and when the property is ultimately sold. Lower other operating income during the six months ended June 30, 2010 also reflects a loss of $77 million from the sale of the auto finance servicing operations and auto finance receivables to SC USA. Under U.S. GAAP we reported a small gain on this transaction with SC USA as the receivables sold were transferred to receivables held for sale at the lower of cost or fair value during the fourth quarter of 2009. See Note 2, “Sale of Auto Finance Servicing Operations and Auto Finance Receivables,” in the accompanying consolidated financial statements for additional information regarding this transaction.

Operating expenses during the six months ended June 30, 2009 included $139 million of costs related to the decision to discontinue new originations for all products in our Consumer Lending business and close the Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during the six months ended June 30, 2009. See Note 5, “Strategic Initiatives,” in our 2009 Form 10-K for additional information regarding this decision. Excluding these items from the year-ago period, operating expenses remained lower, decreasing 6 percent and 24 percent during the three and six months ended June 30, 2010, respectively, due to the reductions in the scope of our business operations as well as other cost containment measures and lower pension expense, partially offset by higher REO expenses as the number of REO properties has increased as well as the expenses associated with these properties.

The efficiency ratio during the six months ended June 30, 2009 was impacted by the $144 million in restructuring and impairment charges discussed above. Excluding the impact of the restructuring charges from the year-ago period, the efficiency ratio deteriorated 955 basis points and 473 basis points during the three and six months ended June 30, 2010, respectively, as the decrease in net interest income due to lower loan levels and lower yields outpaced the decrease in operating expenses.

ROA increased during the three and six months ended June 30, 2010 primarily due to a lower net loss than the year-ago periods as discussed above and the impact of lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
	June 30,	March 31, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$55,687	$(2,882)	(4.9)%	$(5,574)	(9.1)%
Auto finance	4,261	(639)	(13.0)	(1,493)	(25.9)
Personal non-credit card	8,805	(869)	(9.0)	(1,905)	(17.8)

Total customer loans	$68,753	$(4,390)	(6.0)%	$(8,972)	(11.5)%

HSBC Finance Corporation

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	June 30,	March 31, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Consumer Lending	$36,167	$(1,690)	(4.5)%	$(3,330)	(8.4)%
Mortgage Services	19,520	(1,192)	(5.8)	(2,244)	(10.3)

Total real estate secured	$55,687	$(2,882)	(4.9)%	$(5,574)	(9.1)%

Customer loans decreased to $68.8 billion at June 30, 2010 as compared to $73.1 billion at March 31, 2010 and $77.7 billion at December 31, 2009 reflecting the continued liquidation of these portfolios which will continue to decline going forward. The liquidation rates in our real estate secured receivable portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves We maintain credit loss reserves to cover probable incurred losses of principal, accrued interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged or rewritten, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/

HSBC Finance Corporation

collection practices. We also consider key ratios in developing our overall loss reserve estimate, including reserves to nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-over contractual delinquency and months coverage ratios. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

In establishing reserve levels, given the general decline in home prices that have occurred over the past three years in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. We have considered these factors in establishing our credit loss reserve levels, as appropriate. While we have noted signs of improvement in these industry and housing market trends during the first half of 2010 as previously discussed, it is impossible to predict whether such improvement will continue in future periods. It is generally believed that a sustained recovery of the housing market, as well as unemployment rates, is not expected to begin to occur until later in 2010 or possibly beyond.

The following table sets forth credit loss reserves for the periods indicated:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Credit loss reserves	$7,537	$8,417	$9,264
Reserves as a percent of:
Receivables	9.96%	10.48%	10.82%
Net charge-offs(1)(2)	75.3	76.1	39.6	(3)
Nonperforming receivables(2)	100.2	100.2	101.8
Two-months-and-over contractual delinquency	74.9	77.1	75.4

(1)	Reserves as a percent of net charge-offs for the quarter, annualized.

(2)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(3)	The December 2009 Charge-off Policy Changes as previously discussed resulted in an acceleration of charge-off for certain real estate secured and personal non credit card receivables during the fourth quarter of 2009 which would have otherwise occurred during future periods.

Credit loss reserves at June 30, 2010 decreased as compared to March 31, 2010 and December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $880 million and $1.7 billion during the three and six months ended June 30, 2010, respectively. Credit loss reserves were lower for all products as compared to March 31, 2010 and December 31, 2009 reflecting lower dollars of delinquency and lower receivable levels in all receivable portfolios as previously discussed. The decrease in credit loss reserves in our core credit card receivable portfolio reflects lower loss estimates due to lower receivable levels as a result of the actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels for all products also reflect improved early stage delinquency roll rates as economic conditions improved. As compared to December 31, 2009, the decreases were partially offset by higher reserve requirements on personal non-credit card TDR Loans due to an increase in volumes and expected loss rates.

HSBC Finance Corporation

The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower receivable levels as the portfolio continues to liquidate. Delinquency levels in the real estate secured receivable portfolio continue to decline as the delinquent balances migrate to charge-off and are replaced by lower levels of new delinquency volume as the portfolio seasons and overall loss severities improve. While reserve requirements for TDR Loans increased during the six months ended June 30, 2010 due to higher volumes and slower liquidation rates, TDR Loan reserve requirements decreased during the current quarter driven by an increase in the percentage of performing TDR Loans in our Mortgage Services business as a significant number of nonperforming TDR Loans have now charged-off. Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency partially offset by higher reserve requirements on TDR Loans due to an increase in volumes and expected loss rates.

Credit loss estimates for our core credit card receivable portfolio relate primarily to our non-prime credit card receivable portfolio. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The deterioration of the housing markets in the U.S. over the past three years has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who are, on the whole, demonstrating a better payment history on their loans than homeowners in the portfolio as a whole. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through June 30, 2010, increases in unemployment rates have resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. However, there can be no certainty that these trends will continue.

At June 30, 2010, approximately $4.6 billion, or 8 percent of our real estate secured receivable portfolio has been written down to net realizable value less cost to sell and, therefore, have no credit loss reserves associated with them. In addition, approximately $8.5 billion of real estate secured receivables which have not been written down to net realizable value less cost to sell are considered TDR Loans and $1.4 billion of non-real estate secured receivables are considered TDR Loans , which are reserved using a discounted cash flow analysis which generally results in a higher reserve requirement. As a result, 24 percent of our real estate secured receivable portfolio and 19 percent of our total receivable portfolio have either been written down to net realizable value or is reserved for using the TDR Loan discounted cash flow analysis.

Reserves as a percentage of receivables decreased to 9.96 percent at June 30, 2010 compared to 10.48 percent at March 31, 2010 and 10.82 percent at December 31, 2009 due to a significant decline in delinquency levels as discussed more fully below as the decrease in credit loss reserves outpaced the decrease in receivable levels. This ratio was also impacted by increases in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value and do not require corresponding credit loss reserves.

Reserves as a percentage of net charge-offs (quarter net charge-offs, annualized) were 75.3 percent at June 30, 2010 compared to 76.1 percent at March 31, 2010 and 39.6 percent at December 31, 2009. Reserves as a percentage of net charge-offs (quarter net charge-offs, annualized) at December 31, 2009 was significantly impacted by the December 31, 2009 Charge-off Policy Change. This ratio decreased as compared to March 31, 2010 as dollars of net charge-offs decreased at a faster pace than reserves during the three months ended June 30, 2010 as a result of higher levels of seasonality in our credit card receivable portfolios.

Reserves as a percentage of nonperforming receivables was 100.2 percent at June 30, 2010 compared to 100.2 percent at March 31, 2010 and 101.8 percent at December 31, 2009. As compared to the prior quarter, reserves as a percentage of nonperforming receivables was flat as reserves and nonperforming receivables decreased at the same pace. The decrease from December 31, 2009 was driven by our credit card portfolio as decreases in credit loss reserves in this portfolio outpaced the decrease in nonperforming credit card receivables due to the improvements in early stage credit card delinquency as previously discussed, partially offset by increased reserves on TDR Loans in our real estate secured receivable portfolio.

HSBC Finance Corporation

Reserves as a percentage of two-months-and-over contractual delinquency decreased to 74.9 percent at June 30, 2010 compared to 77.1 percent at March 31, 2010 and 75.4 percent at December 31, 2009. The decrease as compared to March 2010 and December 2009 reflects the increase in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value and do not require corresponding credit loss reserves. As compared to December 2009, the decrease was partially offset by higher reserve requirements on TDR Loans.

The following table summarizes the changes in credit loss reserves by product during the three and six months ended June 30, 2010 and 2009:

	Real Estate Secured				Personal
	First	Second	Auto	Credit	Non-Credit
	Lien	Lien	Finance	Card	Card	Total

	(in millions)

Three months ended June 30, 2010:
Balances at beginning of period	$3,879	$1,108	$154	$1,488	$1,788	$8,417
Provision for credit losses	601	347	22	280	372	1,622
Charge-offs	(1,106)	(373)	(51)	(531)	(624)	(2,685)
Recoveries	12	15	14	57	85	183

Net charge-offs	(1,094)	(358)	(37)	(474)	(539)	(2,502)

Balance at end of period	$3,386	$1,097	$139	$1,294	$1,621	$7,537

Three months ended June 30, 2009:
Balances at beginning of period	$5,643	$2,031	$304	$2,317	$2,677	$12,972
Provision for credit losses	793	423	166	362	692	2,436
Charge-offs	(591)	(502)	(117)	(664)	(781)	(2,655)
Recoveries	3	9	15	52	58	137

Net charge-offs	(588)	(493)	(102)	(612)	(723)	(2,518)
Receivables transferred to held for sale	-	-	(56)	-	-	(56)

Balance at end of period	$5,848	$1,961	$312	$2,067	$2,646	$12,834

Six months ended June 30, 2010:
Balances at beginning of period	$3,997	$1,430	$174	$1,816	$1,847	$9,264
Provision for credit losses	1,521	472	78	479	991	3,541
Charge-offs	(2,152)	(843)	(143)	(1,120)	(1,390)	(5,648)
Recoveries	20	38	30	119	173	380

Net charge-offs	(2,132)	(805)	(113)	(1,001)	(1,217)	(5,268)

Balance at end of period	$3,386	$1,097	$139	$1,294	$1,621	$7,537

Six months ended June 30, 2009:
Balances at beginning of period	$4,998	$2,115	$401	$2,249	$2,652	$12,415
Provision for credit losses	2,015	741	316	929	1,380	5,381
Charge-offs	(1,171)	(914)	(382)	(1,218)	(1,493)	(5,178)
Recoveries	6	19	33	107	107	272

Net charge-offs	(1,165)	(895)	(349)	(1,111)	(1,387)	(4,906)
Receivables transferred to held for sale	-	-	(56)	-	-	(56)

Balance at end of period	$5,848	$1,961	$312	$2,067	$2,646	$12,834

HSBC Finance Corporation

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Core receivables:
Credit card receivables	$752	$979	$1,211
Non-core receivable portfolios:
Real estate secured(1)(2)(3)	8,237	8,622	9,395
Auto finance	125	161	252
Personal non-credit card	954	1,159	1,432

Total non-core receivables	9,316	9,942	11,079

Total receivables	$10,068	$10,921	$12,290

Delinquency Ratio:
Core receivables:
Credit card receivables	7.44%	9.24%	10.41%
Non-core receivable portfolios:
Real estate secured(1)(2)(3)	15.23	15.15	15.78
Auto finance	4.31	4.82	5.62
Personal non-credit card	11.19	12.29	13.65

Total non-core receivables	14.22	14.27	14.87

Total receivables	13.31%	13.60%	14.27%

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Mortgage Services:
First lien	$2,682	$2,824	$2,992
Second lien	276	305	381

Total Mortgage Services	$2,958	$3,129	$3,373

Consumer Lending:
First lien	$4,796	$4,970	$5,380
Second lien	483	523	642

Total Consumer Lending	$5,279	$5,493	$6,022

Delinquency Ratio:
Mortgage Services:
First lien	17.51%	17.40%	17.62%
Second lien	11.01	11.22	12.87

Total Mortgage Services	16.59%	16.51%	16.91%

Consumer Lending::
First lien	14.80%	14.75%	15.37%
Second lien	12.53	12.32	14.03

Total Consumer Lending	14.56%	14.47%	15.21%

HSBC Finance Corporation

(2)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, ARM and stated income real estate secured receivables:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Interest-only loans	$394	$436	$447
ARM loans	2,174	2,369	2,536
Stated income loans	737	820	861
Delinquency Ratio:
Interest-only loans	25.28%	25.54%	24.47%
ARM loans	25.38	25.61	25.76
Stated income loans	23.46	24.03	23.42

(3)	At June 30, 2010, March 31, 2010 and December 31, 2009, real estate secured delinquency includes $3.8 billion, $3.7 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.

Core credit card receivables Dollars of delinquency for our core credit card receivables decreased as compared to March 31, 2010 and December 31, 2009 due to lower receivable levels due to the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio as well as continuing improvements in customer payment rates resulting from an increased focus by consumers to reduce outstanding credit card debt, a significant portion of which has been on delinquent accounts. The lower delinquency levels also reflect improved early stage delinquency roll rates as economic conditions improved during the first half of 2010. As compared to December 31, 2009, the lower delinquency levels also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

The delinquency ratio for our credit card receivable portfolio at June 30, 2010 decreased 180 basis points as compared to March 31, 2010 and 297 basis points as compared to December 31, 2009 as dollars of credit card delinquency decreased at a faster pace than receivable levels during the second quarter of 2010.

Non-core receivable portfolios Dollars of delinquency for our non-core receivable portfolios decreased $626 million since March 31, 2010 and $1.8 billion since December 31, 2009 as all products reported lower delinquency levels as the portfolios continue to liquidate and delinquent balances continue to migrate to charge-off. These balances are being replaced with lower levels of new delinquency volume as the portfolios continue to season and economic conditions improved during the first half of 2010. As compared to December 31, 2009, the lower delinquency levels also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. We believe the decrease in dollars of delinquency in our non-core receivable portfolios is also, in part, a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios.

With the exception of real estate secured receivables, all products reported lower delinquency ratios as compared to March 31, 2010 and December 31, 2009 reflecting the lower delinquency levels and lower receivable levels as discussed above. While the delinquency ratio for real estate secured receivables decreased as compared to December 31, 2009, it increased modestly as compared to the prior quarter as receivable levels decreased at a faster pace than dollars of delinquency during the current quarter.

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

HSBC Finance Corporation

The dollars of net charge-offs and the net-charge-off ratio for the three months ended June 30, 2010 and March 31, 2010 are not comparable to the historical period as comparability has been impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables. Charge-off for these receivables under the revised policy is recognized sooner for these products than during the historical period.

	June 30,	March 31,	June 30,
Three Months Ended(1)	2010	2010	2009

	(dollars are in millions)

Net Charge-off dollars:
Core receivables:
Credit card receivables	$474	$527	$612
Non-core receivable portfolios:
Real estate secured(2)(3)	1,452	1,485	1,081
Auto finance	37	76	102
Personal non-credit card	539	678	723

Total non-core receivables	2,028	2,239	1,906

Total receivables	$2,502	$2,766	$2,518

Net Charge-off ratio:
Core receivables:
Credit card receivables	18.14%	18.73%	20.77%
Non-core receivable portfolios:
Real estate secured(2)(3)	10.47	10.17	6.33
Auto finance	4.79	8.22	6.51
Personal non-credit card	24.03	27.32	20.35

Total non-core receivables	12.00	12.44	8.58

Total receivables	12.83%	13.28%	10.01%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	10.76%	10.43%	6.56%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)	Real estate secured net charge-off dollars, annualized, as a percentage of average consumer receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

HSBC Finance Corporation

	June 30,	March 31,	June 30,
Three Months Ended	2010	2010	2009

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$452	$441	$355
Second lien	157	196	259

Total Mortgage Services	$609	$637	$614

Consumer Lending:
First lien	$643	$597	$234
Second lien	200	251	233

Total Consumer Lending	$843	$848	$467

Net charge-off ratio:
Mortgage Services:
First lien	11.45%	10.56%	7.16%
Second lien	24.25	27.46	27.02

Total Mortgage Services	13.26%	13.04%	10.38%

Consumer Lending:
First lien	7.78%	6.93%	2.39%
Second lien	19.73	22.61	16.59

Total Consumer Lending	9.09%	8.73%	4.18%

(3)	Net charge-off dollars and the net charge-off ratio for ARM loans are as follows:

	June 30,	March 31,	June 30,
Three Months Ended	2010	2010	2009

	(dollars are in millions)

Net charge-off dollars — ARM Loans	$325	$326	$341
Net charge-off ratio — ARM Loans	14.59%	13.67%	11.10%

Core credit card receivables Dollars of net charge-offs for our core credit card receivables decreased as compared to the prior quarter and prior year quarter reflecting lower average receivable levels as previously discussed, including lower delinquency levels and improved economic conditions and lower levels of personal bankruptcy filings, partially offset by continued high levels of unemployment.

The net charge-off ratio for our credit card receivable portfolio decreased 59 basis points and 263 basis points as compared to the prior quarter and prior year quarter as the decrease in dollars of net charge-offs outpaced the decrease in average receivables.

Non-core receivable portfolios Dollars of net charge-offs for our non-core receivable portfolio decreased as compared to the prior quarter but increased as compared to the prior year quarter. The decrease since March 31, 2010 reflects lower average receivable levels as previously discussed, including lower delinquency levels. For real estate secured receivables, the decrease also reflects a higher percentage of charge-offs on first lien loans which generally have lower charge-offs than second lien loans. Additionally, lower dollars of net charge-offs for real estate secured receivables reflect lower overall loss severities as loss severities on foreclosed loans continued to improve due to continued stabilization in the housing markets. Improvements in overall loss severities also reflect an increase in the number of short sales during the second quarter of 2010 which generally have lower losses than foreclosed properties or on loans where we decide not to pursue foreclosure. Lower net charge-off dollars for personal non-credit card receivables reflect the impact of lower average receivable levels, including lower delinquency. Lower net charge-off dollars for auto finance receivables reflects improvements in loss severities from continuing improvement in pricing for used vehicles as well as lower receivable levels as the portfolio

HSBC Finance Corporation

continues to liquidate. Dollars of net charge-offs for all receivable products in our non-core receivable portfolios were negatively impacted by the continuing high levels of unemployment.

As compared to the prior year quarter, the increase reflects higher dollars of net charge-offs in our real estate secured receivable portfolios as these receivables now charge-off earlier under the new charge-off policy resulting in a new underlying charge-off trend as the portfolio continues to season as well as the impact of higher levels of contractual delinquency in prior periods which are now migrating to charge-off. Dollars of net charge-offs for auto finance and personal non-credit card receivables reflects lower average receivable levels as discussed above including lower delinquency levels and lower loss severities for auto finance receivables partially offset by the impact of high unemployment levels. For personal non-credit card receivables, these decreases were also partially offset by the impact of the new charge-off policy previously discussed.

The net charge-off ratio for our non-core receivable portfolios decreased as compared to the prior quarter as the decrease in dollars of net charge-offs outpaced the decrease in average receivables. As compared to the prior year quarter, the net charge-off ratio increased reflecting the impact of the new underlying charge-off trend as a result of the December 2009 Charge-off Policy Change.

Nonperforming Assets Nonperforming assets are summarized in the following table:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Core receivables:
Credit card receivables (accruing receivables 90 or more days delinquent)(3)	$554	$742	$890
Non-core nonaccrual receivable portfolios (nonaccrual receivables)(1):
Real estate secured(2)(5)	6,210	6,669	6,989
Auto finance	125	162	219
Personal non-credit card	637	824	998

Total non-core receivable portfolios	6,972	7,655	8,206
Nonaccrual receivables held for sale	3	2	39

Total nonperforming receivables	7,529	8,399	9,135
Real estate owned	787	661	592

Total nonperforming assets	$8,316	$9,060	$9,727

Credit loss reserves as a percent of nonperforming receivables(4)	100.2%	100.2%	101.8%

(1)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)	Nonaccrual real estate secured receivables including held for sale are comprised of the following:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(in millions)

Real estate secured:
Closed-end:
First lien	$5,718	$6,111	$6,298
Second lien	318	385	510
Revolving:
First lien	3	3	2
Second lien	171	170	179

Total real estate secured	$6,210	$6,669	$6,989

HSBC Finance Corporation

(3)	Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes credit card receivables.

(4)	Ratio represents credit loss reserves divided by the corresponding outstanding balance of total nonperforming receivables. Nonperforming receivables include accruing loans contractually past due 90 days or more, but excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(5)	At June 30, 2010, March 31, 2010 and December 31, 2009, non-accrual real estate secured receivables includes $3.8 billion, $3.7 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.

The decrease in total nonperforming receivables since March 31, 2010 and December 31, 2009 reflects the lower delinquency levels for all receivable products as discussed above. Higher levels of real estate owned at June 30, 2010 reflects improvements in processing foreclosure activities following backlogs throughout 2009 in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. Real estate nonaccrual receivables include stated income loans at our Mortgage Services business of $603 million, $661 million and $683 million at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.

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

The following table summarizes TDR Loans which are shown as nonperforming receivables in the table above:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(in millions)

Real estate secured	$1,547	$1,605	$1,607
Auto finance	11	10	20
Credit card	29	36	36
Personal non-credit card	95	101	106

Total	$1,682	$1,752	$1,769

For additional information related to TDR Loans, see Note 5, “Receivables,” to our accompanying consolidated financial statements.

Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to take extraordinary action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability as well as in the case of real estate secured receivables a continuing of desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure if economically expedient. Currently, we utilize the following account management actions:

•	Modification – Management action that results in a change to the original terms and conditions of the loan either temporarily or permanently without changing the delinquency status of the loan. Modifications may include changes to one or more terms of the loan including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal.

•	Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the loan. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent. We use collection re-aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

HSBC Finance Corporation

•	Modification Re-age – Management action that results in a change to the original terms and conditions of the loan either temporarily or permanently and also resets the contractual delinquency status of an account to current as discussed above. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.

Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. As a result of our on-going review, we have begun implementing changes to our policies and procedures to increase consistency in our policies for all products. Effective during the second quarter of 2010, we implemented changes to our policies and procedures for the real estate secured and personal non-credit card receivables in our Consumer Lending and Mortgage Services businesses. The adoption of these policies and procedures did not have a material impact on our financial position or results of operations. We will adopt similar policies and procedures in our Card and Retail Services business as part of the roll out of a new servicing platform for credit card receivables, which is part of an initiative to build common platforms across HSBC. We anticipate the roll out of this new servicing platform and the adoption of similar policies and procedures will occur during the first quarter of 2011. Until the new servicing platform is in place, credit card receivables in our Card and Retail Services business will continue to follow the policies and practices outlined in our 2009 Form 10-K.

See our 2009 Form 10-K for information regarding our policies and procedures prior to the second quarter of 2010 for our Consumer Lending and Mortgage Services businesses as well as the ongoing polices and procedures for our other products and businesses.

The table below summarizes our policies and procedures for account management actions implemented during the second quarter of 2010 for the real estate secured and personal non-credit card receivables in our Consumer Lending and Mortgage Services businesses.

	Real Estate(1)	Personal Non-Credit Card(1)

Minimum time since prior account management action	6 or 12 months depending on type of account management action	6 months
Minimum time since account opened	9 months	9 months
Minimum qualifying monthly payments required	2 in 60 days after approval	2 in 60 days after approval
Maximum number of account management actions	5 in 5 years	5 in 5 years

(1)	We employ account modification, re-aging and other customer account management policies and practices as flexible customer account management tools and the specific criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess modification and re-aging criteria and, as such, they are subject to revision or exceptions from time to time. Accordingly, the description of our account modification and re-aging policies or practices provided in this table should be taken only as general guidance to the modification and re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be modified or re-aged, that every account meeting these criteria will in fact be modified or re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 339,000 real estate secured loans with an aggregate outstanding principal balance of $40.1 billion at the time of modification and/or re-age under our Foreclosure Avoidance Programs and a proactive ARM reset modification program described below. These totals include approximately 67,600 real estate secured loans with an outstanding principal balance of $10.4 billion that received two or more modifications since January 2007 and, therefore, may be classified as TDR

HSBC Finance Corporation

Loans. The following provides information about the subsequent performance of all real estate secured loans granted assistance under an account management action since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
Status as of June 30, 2010	of Loans	Account Modification Action

Current or less than 30-days delinquent	45%	44%
30- to 59-days delinquent	9	9
60-days or more delinquent	18	22
Paid-in-full	6	6
Charged-off, transferred to real estate owned or sold	22	19

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

	Number of Accounts(1)		Outstanding Receivable Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

June 30, 2010:
Collection re-age only	88.3	34.9	$7,535	$3,156
Modification only(2)	15.9	9.4	1,934	1,120
Modification re-age	66.5	49.7	8,375	6,255

Total loans modified and/or re-aged(3)	170.7	94.0	$17,844	$10,531

March 31, 2010:
Collection re-age only	89.8	36.0	$7,687	$3,292
Modification only(2)	16.2	10.2	1,998	1,216
Modification re-age	68.3	52.1	8,824	6,669

Total loans modified and/or re-aged(3)	174.3	98.3	$18,509	$11,177

December 31, 2009:
Collection re-age only	91.3	36.5	$7,779	$3,331
Modification only(2)	16.6	10.6	2,096	1,274
Modification re-age	67.5	53.1	8,805	6,917

Total loans modified and/or re-aged(3)	175.4	100.2	$18,680	$11,522

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 5, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under a proactive ARM reset modification program described below.

HSBC Finance Corporation

(3)	The following table provides information at June 30, 2010 regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

			Outstanding
			Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

June 30, 2010:
Current or less than 30-days delinquent	64%	65%	62%	66%
30- to 59-days delinquent	12	10	13	10
60-days or more delinquent	24	25	25	24

	100%	100%	100%	100%

March 31, 2010:
Current or less than 30-days delinquent	66%	67%	62%	67%
30- to 59-days delinquent	11	9	13	10
60-days or more delinquent	23	24	25	23

	100%	100%	100%	100%

December 31, 2009:
Current or less than 30-days delinquent	62%	64%	59%	65%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	25	27	24

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

Another account management technique that we employ in respect of delinquent accounts is forbearance which may also be considered a modification. Under a forbearance agreement, we may agree not to take certain collection or credit agency reporting actions with respect to missed payments, often in return for the borrower’s agreement to pay an additional amount with future required payments. We typically use forbearance with individual borrowers in transitional situations, usually involving borrower hardship circumstances or temporary setbacks that are expected to affect the borrower’s ability to pay the contractually specified amount for a period of time. Additionally, in the past we also used loan rewrites to assist our customers which involved an extension of a new loan. We currently no longer offer loan rewrites. The amount of receivables subject to forbearance or rewrites is not significant.

In addition to the account management techniques discussed above, we have also increased the use of short sales in 2010 to assist our real estate secured receivable customers. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and probability of default. Short sales also release the customer from further obligation. From our perspective, loss severities on short sales are lower than losses for foreclosed loans, or for loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of short sales will continue to increase in future periods as we continue to work with our customers.

Modification Programs As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices particularly in light of the current needs of our customers. As a result of these reviews, beginning in the fourth quarter of 2006, we significantly increased our use of modifications in response to what we expected would be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, our Mortgage Services and Consumer Lending businesses actively use account modifications to reduce the rate and/or payment on

HSBC Finance Corporation

a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently temporarily declined.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account may be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. By late 2009, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease as we are no longer originating real estate secured receivables as well as the impact of the continued seasoning of a liquidating portfolio and improvements in economic conditions. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our programs provide more meaningful assistance to our customers.

Loans modified under these programs are only included in the re-aging statistics table (“Re-age Table”) that is included in our discussion of our re-age programs, if the delinquency status of a loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified during the first half of 2010, some of which may have also been re-aged:

Outstanding Receivable
	Number of		Balance at Time of
	Accounts Modified		Modification
	Consumer	Mortgage	Consumer	Mortgage
Six Months Ended June 30, 2010	Lending	Services	Lending	Services

(dollars are in billions)

Foreclosure Avoidance Programs(1)(2)	15,800	10,700	$2.4	$1.5

(1)	Includes all loans modified during the six months ended June 30, 2010 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification, involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average

HSBC Finance Corporation

contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification for the first time during the quarter indicated.

	June 30,	March 31,
Three Months Ended	2010	2010

Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	339	329
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.3%	26.5%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios of our Consumer Lending business which totaled $1.3 billion and 1.4 billion as of June 30, 2010 and March 31, 2010, respectively.

In addition to the foreclosure avoidance programs described above, beginning in October 2006 we also established a program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate reset and payment reset that we expected would be negatively impacted by the rate adjustment. Under a proactive ARM reset modification program, we proactively contacted these customers and, as appropriate and in accordance with defined policies, we modified the loans allowing time for the customer to seek alternative financing or improve their individual situation. At the end of the modification period, we re-evaluated the loan to determine if an extension of the modification term is warranted. If the loan was less than 30-days delinquent and had not received assistance under any other risk mitigation program, typically the modification could be extended for an additional twelve-month period at a time provided the customer demonstrates an ongoing need for assistance. A loan that was modified under the proactive ARM reset modification program for twelve-months or longer was generally considered a TDR Loan. Loans modified as part of this specific risk mitigation effort were not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it was included in the Re-age Table. As the majority of our existing ARM loan portfolio has passed the loan’s initial reset date, the volume of new modifications under the proactive ARM reset modification program decreased significantly during the second half of 2009. As a result, this modification program ended during the fourth quarter of 2009. In total, we modified approximately 13,200 loans through the proactive ARM reset modification program with an aggregate outstanding principal balance of $2.2 billion at the time of the modification.

Re-age Programs Our policies and practices include various criteria for an account to qualify for re-aging, however, that does not require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, for some products, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. upon reaffirmation of a debt owed to us in connection with a Chapter 7 bankruptcy proceeding). In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders.

We continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 84 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

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

HSBC Finance Corporation

to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

Re-age Table(1)(2)

	June 30,	March 31,	December 31,
	2010	2010	2009

Never re-aged	59.9%	60.2%	61.6%
Re-aged:
Re-aged in the last 6 months	11.0	12.3	12.2
Re-aged in the last 7-12 months	11.6	12.2	13.6
Previously re-aged beyond 12 months	17.5	15.3	12.6

Total ever re-aged	40.1	39.8	38.4

Total	100.0%	100.0%	100.0%

Re-aged by Product(1)(3)(4)

	June 30,		March 31,		December 31,
	2010		2010		2009

Real estate secured(3)	$25,507	47.2%	$26,724	47.0%	$27,036	45.4%
Auto finance	1,397	48.4	1,523	45.5	2,021	45.0
Credit card	475	4.7	497	4.7	527	4.5
Personal non-credit card	3,070	36.0	3,358	35.6	3,678	35.1

Total	$30,449	40.1%	$32,102	39.8%	$33,262	38.4%

(1)	The Re-age Table includes both Collection Re-ages and Modification Re-ages, as discussed above.

(2)	Excludes commercial and other.

(3)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	June 30,	March 31,	December 31,
	2010	2010	2009

	(dollars are in millions)

Mortgage Services	$9,808	$10,419	$10,699
Consumer Lending	15,699	16,305	16,337

Total real estate secured	$25,507	$26,724	$27,036

(3)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(4)	The amount of receivable subject to forbearance

The overall decrease in dollars of re-aged loans during the first half of 2010 reflects the lower delinquency and receivable levels as discussed above including the impact of the sale of certain auto finance receivables to SC USA during the first quarter of 2010. At June 30, 2010, March 31, 2010 and December 31, 2009, $7.2 billion (24 percent of total re-aged loans in the Re-age Table), $7.5 billion (23 percent of total re-aged loans in the Re-age Table) and $8.1 billion (24 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the available re-

HSBC Finance Corporation

aging and modification programs and are able to advise each customer of the best solutions for their individual circumstance.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of June 30, 2010 as well as the unemployment rate for these states for June 2010.

	Percentage of Portfolio			Percent of
	Receivables at June 30, 2010			Total Receivables		Unemployment
	Credit	Real Estate		June 30,	December 31,	Rates for
	Cards	Secured	Other	2010	2009	June 2010(1)

California	10.9%	10.3%	6.4%	10.1%	10.6%	12.3%
New York	7.4	6.8	6.7	6.7	6.5	8.2
Florida	7.0	6.4	5.7	6.6	6.8	11.4
Pennsylvania	4.2	5.8	6.3	5.5	5.3	9.2
Ohio	4.2	5.4	5.8	5.3	5.2	10.5

(1)	The U.S. national unemployment rate for June 2010 was 9.5 percent.

Because our underwriting, collections and processing functions are centralized, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Liquidity and Capital Resources

HSBC Related Funding HSBC acquired Household, the predecessor to HSBC Finance Corporation, in March 2003. At the time of the acquisition, Household was the largest independent consumer finance company in the U.S., the second largest third-party issuer of private label credit cards and the eighth largest issuer of MasterCard and Visa credit cards. A stated reason for the acquisition was to bring together HSBC, one of the world’s most successful deposit gatherers, with Household, one of the world’s largest generators of assets. In connection with the acquisition, HSBC also announced its expectation that funding costs for the Household businesses would be lower as a result of the financial strength and funding diversity of HSBC.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	June 30,	December 31,
	2010	2009

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$7.5	$9.0

Debt outstanding to HSBC clients:
Euro commercial paper	.4	.7
Term debt	1.8	1.8

Total debt outstanding to HSBC clients	2.2	2.5
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	8.8	10.3
Cash received on bulk sale of auto finance receivables to HSBC Bank USA, net (cumulative)	2.4	2.8
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	14.0	16.6
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.2)	(6.1)

Total real estate secured receivable activity with HSBC Bank USA	1.7	1.8

Cash received from sale of U.K. Operations to HOHU	0.4	.4
Cash received from sale of U.K. credit card business to HSBC Bank plc (“HBEU”)	2.7	2.7
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Capital contributions by HSBC Investments (North America) Inc. (cumulative)	8.8	8.6

Total HSBC related funding	$48.8	$55.0

At June 30, 2010 and December 31, 2009, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 13 percent and 14 percent, respectively, of our total debt and preferred stock funding.

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

We have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At June 30, 2010 and December 31, 2009, there were no balances outstanding under either of these lines.

We had derivative contracts with a notional value of $56.1 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2010 and $58.6 billion, or approximately 98 percent at December 31, 2009. Such arrangements reduce the counterparty risk exposure related to the derivatives portfolio.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $15 million and $17 million at June 30, 2010 and December 31, 2009, respectively. Securities purchased under agreements to resell totaled $5.2 billion and $2.9 billion at June 30, 2010 and December 31, 2009, respectively. The increase in the amount of short-term investments is due primarily to the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties, receipt of tax related payments and issuance of medium-term retail notes. A portion of these investments will be liquidated over the remainder of 2010 to partially repay maturing debt.

HSBC Finance Corporation

Commercial paper totaled $3.7 billion and $4.3 billion at June 30, 2010 and December 31, 2009, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $440 million and $664 million at June 30, 2010 and December 31, 2009, respectively. Commercial paper balances were lower at June 30, 2010 as a result of our higher short-term liquid investment portfolio. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

We had committed back-up lines of credit totaling $6.8 billion and $7.8 billion at June 30, 2010 and December 31, 2009, respectively, of which $2.5 billion was with HSBC affiliates, to support our issuance of commercial paper. Given the overall reduction in our balance sheet, the lower level of back-up lines in support of our current commercial paper issuance program is consistent with our reduced 2010 funding requirements.

Long-term debt decreased to $63.0 billion at June 30, 2010 from $69.7 billion at December 31, 2009. The following table summarizes issuances and retirements of long-term debt during 2010 and 2009:

Six Months Ended June 30,	2010	2009

	(in millions)

Long-term debt issued	$353	$1,600
Repayments of long-term debt(1)	(4,913)	(13,017)

Net long-term debt repayments	$(4,560)	$(11,417)

(1)	Additionally, during the six months ended June 30, 2009, long-term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

Issuances of long-term debt during the first half of 2010 included the following:

•	$233 million of InterNotessm (retail-oriented medium-term notes)

•	$120 million of securities backed by credit card receivables. For accounting purposes, this transaction was structured as a secured financing

During the second quarter of 2010, we decided to redeem up to $1.0 billion of retail medium-term notes in four phases of approximately $250 million each. In July 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America to fund these redemptions of retail medium term notes. The first redemption of retail medium term notes of approximately $250 million was completed in July 2010. The second redemption of retail medium term notes of approximately $250 million will be completed in August 2010.

Common Equity During the three months ended June 30, 2010, HSBC Investments (North America) Inc. (“HINO”) made a capital contribution to us totaling $200 million to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

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

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2010	2009

Tangible common equity to tangible assets(1)	7.27%	7.60%
Common and preferred equity to total assets	8.73	8.86

HSBC Finance Corporation

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

The following summarizes our credit ratings at June 30, 2010 and December 31, 2009:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of June 30, 2010:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2009:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+

As of June 30, 2010, there are no pending actions in terms of changes to ratings on our debt from any of the reporting agencies.

Secured financings We currently have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, $530 million and $400 million, respectively, were available under these facilities. These facilities will mature in the second quarter of 2011 and are renewable at the banks’ option.

During the three and six months ended June 30, 2010, we issued secured financings of $120 million collateralized by credit card receivables under the secured conduit credit facilities discussed above. There were no secured financings issued during the three months ended June 30, 2009. During the six months ended June 30, 2009, we issued secured financings of $1.6 billion collateralized by personal non-credit card receivables under credit facilities available at that time.

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.9 billion at June 30, 2010 are secured by $7.4 billion of closed-end real estate secured, credit card and auto finance receivables. Secured financings of $5.5 billion at December 31, 2009 are secured by $8.0 billion of closed-end real estate secured and auto finance receivables. The following table shows by product type the receivables which secure our secured financings:

	June 30,	December 31,
	2010	2009

	(in billions)

Real estate secured	$6.5	$6.8
Auto finance	.7	1.2
Credit Card	.2	-

Total	$7.4	$8.0

HSBC Finance Corporation

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at June 30, 2010:

	June 30,	December 31,
	2010	2009

	(in billions)

Private label and credit cards(1)(2)	$99	$96
Other consumer lines of credit	1	1

Open lines of credit	$100	$97

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to June 30, 2010 and December 31, 2009.

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2010 are summarized in the table that follows.

	Actual	Estimated
	January 1	July 1
	through	through			Estimated
	June 30,	December 31,			Full Year
	2010	2010			2010

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(3)	$(3)	-	0	$(6)	-	(3)
Commercial paper maturities	1	0	-	1	1	-	2
Term debt maturities	6	8	-	10	14	-	16
Secured financings, including conduit facility maturities	1	0	-	1	1	-	2

Total funding needs	$5	$5	-	12	$10	-	17

Funding sources:
Commercial paper issuances	$(1)	$5	-	6	$4	-	5
Term debt issuances	-	0	-	1	0	-	1
Asset transfers and loan sales	1	0	-	1	1	-	2
Secured financings, including conduit facility renewals	-	0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	-	0	-	2	0	-	2
Other(1)	5	0	-	1	5	-	6

Total funding sources	$5	$5	-	12	$10	-	17

(1)	Primarily reflects cash provided by operating activities.

For the remainder of 2010, the combination of portfolio attrition, cash generated from operations, the receipt of tax related payments and issuances of retail notes will generate the liquidity necessary to meet our maturing debt obligations. If necessary, these sources of liquidity may be supplemented with institutionally placed debt.

Commercial paper outstanding will continue to be lower than our historical levels throughout 2010. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2010 should not be considered indicative of the results for any future period.

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

HSBC Finance Corporation

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2010 and December 31, 2009, our Level 3 instruments recorded at fair value on a recurring basis include $29 million and $49 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of June 30, 2010 and December 31, 2009, our Level 3 assets recorded at fair value on a non-recurring basis included the following:

	June 30,	December 31,
	2010	2009

	(in millions)

Receivables held for sale	$5	$3

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Into (Out of) Level 1 and 2 Measurements During the first half of 2010, there were no transfers of assets or liabilities between Level 1 and Level 2.

Transfers Into (Out of) Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at June 30, 2010 and 2009 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

HSBC Finance Corporation

•	An individual security fails the quarterly pricing comparison test, which is described more fully in Note 17, “Fair Value Measurements,” in the accompanying consolidated financial statements, with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three and six months ended June 30, 2010, we transferred $7 million and $27 million, respectively, of U.S. government sponsored enterprises and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $2 million and $12 million, respectively, from Level 2 to Level 3 of U.S. government sponsored enterprises, corporate debt securities and asset-backed securities which met one or both of the conditions described above. During the three and six months ended June 30, 2009, we transferred $29 million and $120 million, respectively, of individual securities, primarily asset-backed securities and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $49 million and $85 million, respectively, from Level 2 to Level 3 of individual securities, primarily corporate debt securities and asset-backed securities which met one or both of the conditions described above. As a result, we reported a total of $29 million and $49 million of available-for-sale securities, or approximately 1 percent and 2 percent of our securities portfolio as Level 3 at June 30, 2010 and December 31, 2009, respectively. At both June 30, 2010 and December 31, 2009, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis was 1 percent.

See Note 17, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

We continue in our efforts to build an enterprise-wide risk function incorporating credit risk, liquidity risk, market risk, operational risk, compliance risk, reputational risk and strategic risk.

Credit Risk Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. The business unit retail risk management functions report directly to the HSBC North America Chief Retail Credit Officer. While our product offerings have been significantly reduced as a result of our decision to discontinue all new customer account originations in our Consumer Lending and Auto Finance businesses, there have not been significant changes to our credit risk management process. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See the captions “Credit Quality” and “Risk Management” in our 2009 Form 10-K for a detailed description of our policies regarding the establishment of credit loss reserves and our delinquency and charge-off policies and practices. Our customer account management policies and practices are described under the caption “Credit Quality — Customer Account Management Policies and Practices” in this Form 10-Q. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2009 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the

HSBC Finance Corporation

majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $25 million and $46 million at June 30, 2010 and December 31, 2009, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $934 billion and $3.4 billion at June 30, 2010 and December 31, 2009, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 10, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 17, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

There have been no significant changes in our approach to credit risk management since December 31, 2009.

Liquidity Risk Continued success in reducing the size of our non-core receivable portfolio coupled with the stabilization in our core credit card portfolio will be the primary driver of our liquidity management process going forward. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to elevated charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management strategies, including selected debt issuances and receivable portfolio sales. Domestic debt markets have reopened to financial institutions and a number of institutional investors have expressed interest in buying new issuances from us. In the event a portion of our incremental funding need is met through issuances of unsecured term debt, these issuances would better match the projected cash flows of the remaining run-off portfolio and reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity and willingness to continue to provide such support.

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

Market Risk HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At June 30, 2010 and December 31, 2009, our absolute PVBP limit was $8.20 million and $8.95 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at June 30, 2010 and December 31, 2009 dictated that the value of the balance sheet could not increase or decrease by more than $8.20 million and $8.95 million, respectively. The reduction in our PVBP limit coincides with the previously discussed actions we are taking to lower overall market risk through the execution of additional non-qualifying hedge positions. Over time we anticipate further reductions both in our exposure to rising interest rates and the corresponding PVBP limit through the execution of additional non-qualifying hedges.

HSBC Finance Corporation

The following table shows the components of absolute PVBP at June 30, 2010 and December 31, 2009 broken down by currency risk:

	June 30,	December 31,
	2010	2009

	(in millions)

USD	$5.745	$6.657
JPY	.118	.099

Absolute PVBP risk	$5.863	$6.756

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

	June 30,	December 31,
	2010	2009

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$46	$66
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	47	70

A principal consideration supporting both of the PVBP and margin at risk analyses is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification programs and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

There has been no significant change in our approach to market risk management since December 31, 2009.

Operational Risk There has been no significant change in our approach to operational risk management since December 31, 2009.

Compliance Risk Due to the increasing scale and complexity of our regulatory environment, and consistent with the suggestion of our regulators and the organizational model of HSBC, in the second quarter of 2010, the Compliance and Legal functions in North America were divided into two separate functions, whereas before Compliance had reported to Legal. The Compliance function will continue to report to the HSBC Head of Group Compliance as well as functionally to the CEO of HSBC North America. The HSBC Head of Group Compliance has been appointed as the Acting Head of Compliance, North America Region until such time as a permanent Head of Compliance, HSBC North America Region is appointed. Additional steps have been taken to further strengthen our compliance risk management approach, including the strengthening of the Anti-Money Laundering (“AML”) Office with responsibility for the guidance and oversight of AML risk management activities within HSBC North America and its subsidiaries, including HSBC Finance. Efforts to strengthen the Compliance function will continue.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2009.

Strategic Risk There has been no significant change in our approach to strategic risk management since December 31, 2009.

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2010	2009

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$6,841	$7,804
Exclude:
Fair value option adjustment	(651)	(518)
Unrealized (gains) losses on cash flow hedging instruments	694	633
Postretirement benefit plan adjustments, net of tax	(3)	(8)
Unrealized (gains) losses on available-for-sale investments	(83)	(31)
Intangible assets	(674)	(748)

Tangible common equity	$6,124	$7,132

Tangible shareholders’ equity:
Tangible common equity	$6,124	$7,132
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$7,699	$8,707

Tangible assets:
Total assets	$84,978	$94,553
Exclude:
Intangible assets	(674)	(748)
Derivative financial assets	(18)	-

Tangible assets	$84,286	$93,805

Equity ratios:
Common and preferred equity to total assets	8.73%	8.86%
Tangible common equity to tangible assets	7.27	7.60
Tangible shareholders’ equity to tangible assets	9.13	9.28

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We filed several motions that would have disposed of the case prior to a determination of actual damages, including defendants’ motion for summary judgment filed in May 2008 and motions to direct a verdict made at the close of both the plaintiffs’ and defendants’ cases. Without ruling on the merits of these motions on July 28, 2010, the Court denied these motions as being either moot or premature. When any final judgment is entered by the District Court at the conclusion of the damages phase of the case, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals.

Despite the verdict at the District Court level and the denial of our motions to dispose of the case prior to the damages phase, we continue to believe, after consultation with counsel, that neither Household nor its former officers engaged in any wrongdoing and that the Seventh Circuit will reverse the trial Court verdict upon appeal.

Governmental and Regulatory Matters. HSBC Finance and certain of its subsidiaries are or may be subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to our business activities. In all such cases, we cooperate fully and engage in efforts to resolve these matters.

HSBC Finance Corporation

Item 6. Exhibits

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HSBC Finance Corporation

Index

Account management policies and practices  102
Assets:
       by business segment  41
       fair value of financial assets  51
       fair value measurements  46
       nonperforming  101
Balance sheet (consolidated)  4
Basis of reporting  8, 67
Business:
       consolidated performance review  61
       focus  59
Capital:
       2010 funding strategy  113
       common equity movements  111
       consolidated statement of changes  5
       selected capital ratios  111
Cards and Retail Services business segment  41, 86
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
       statements  57
Consumer business segment  41, 90
Contingent liabilities  54
Controls and procedures  120
Credit quality  66, 93
Credit risk:
       component of fair value option  30
       concentration  20
       management  116
Current environment  57
Deferred tax assets  33
Derivatives:
       cash flow hedges  26
       fair value hedges  25
       income (expense)  80
       non-qualifying hedges  27
       notional value  29
Equity:
       consolidated statement of changes  5
       ratios  111
Equity securities available-for-sale  14
Estimates and assumptions  8
Executive overview  57
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  47
       assets and liabilities recorded at fair value on a
          non-recurring basis  50
       control over valuation process  114
       financial instruments  51
       hierarchy  114
       transfers into/out of level one and
          level two  48, 115
       transfers into/out of level two and
          level three  48, 115
       valuation techniques  52
Fee income  81
Financial highlights metrics  65
Financial liabilities:
       designated at fair value  29
       fair value of financial liabilities  51
Forward looking statements  57
Funding  67, 113
Geographic concentration of receivables  109
Goodwill  23
Impairment:
       available-for-sale securities  15, 80
       credit losses  21, 62, 76
       nonperforming receivables  101
Income (loss) from financial instruments designated at
       fair value  30, 80
Income tax expense  31
Insurance:
       policyholders benefits expense  83
       revenue  79
Intangible assets  23
Internal control  120
Interest income:
       net interest income  75
       sensitivity  118
Key performance indicators  65
Legal proceedings  54, 120
Liabilities:
       commercial paper  111
       commitments, lines of credit  111
       financial liabilities designated at
          fair value  29
       long-term debt  111
Liquidity and capital resources  109
Litigation  54, 120
Loans and advances — see Receivables
Loan impairment charges — see Provision for
       credit losses
Market risk  117
Market turmoil — see Current Environment
Mortgage lending products  18, 71
Net interest income  75
New accounting pronouncements  55
Operating expenses  82
Operational risk  118
Other revenues  79
Pension and other postretirement benefits  33
Performance, developments and trends  61
Profit (loss) before tax:
       by segment — IFRSs management basis  41

HSBC Finance Corporation

       consolidated  3
Provision for credit losses  62, 76
Ratios:
       capital  111
       charge-off (net)  99
       credit loss reserve related  94
       earnings to fixed charges — Exhibit 12
       efficiency  65, 84
       financial  65
Re-aged receivables  108
Real estate owned  74
Receivables:
       by category  18, 71
       by charge-off (net)  98
       by delinquency  97
       geographic concentration  109
       held for sale  21, 74
       modified and/or re-aged  104
       nonperforming  101
       overall review  71
       risk concentration  20, 109
       troubled debt restructures  19, 78, 102
Reconciliation to U.S. GAAP financial measures  119
Reconciliation of U.S. GAAP results to IFRSs  41, 68
Refreshed loan-to-value  73
Related party transactions  35
Results of operations  75
Risk elements in the loan portfolio by product  20
Risk management:
       credit  116
       compliance  118
       liquidity  117
       market  117
       operational  118
       reputational  118
       strategic  118
Securities:
       fair value  14, 47
       maturity analysis  17
Segment results — IFRSs management basis:
       card and retail services  41, 86
       consumer  41, 90
       “All Other” grouping  41
       overall summary  40, 84
Selected financial data  65
Sensitivity:
       projected net interest income  118
Special purpose entities  45
Statement of changes in shareholders’ equity  5
Statement of changes in comprehensive income
(loss)  5
Statement of income (loss)  3
Strategic initiatives and focus  9, 59
Subsequent event  56
Table of contents  2
Tangible common equity to tangible managed
       assets  67, 111
Troubled debt restructures  19, 78, 102
Variable interest entities  44

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010

HSBC FINANCE CORPORATION
(Registrant)

/s/  Michael A. Reeves
Michael A. Reeves
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