Form 10-Q
period 2010-09-30
HSBC Finance Corp
filed 2010-11-05
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR
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

As of October 31, 2010, there were 66 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Finance and other interest income	$1,749	$2,269	$5,493	$7,292
Interest expense on debt held by:
HSBC affiliates	33	51	107	205
Non-affiliates	656	861	2,208	2,759

Net interest income	1,060	1,357	3,178	4,328
Provision for credit losses	1,509	2,117	4,970	7,166

Net interest income (loss) after provision for credit losses	(449)	(760)	(1,792)	(2,838)

Other revenues:
Insurance revenue	69	83	213	261
Investment income	24	31	75	83
Net other-than-temporary impairment losses	-	-	-	(20)
Derivative related income (expense)	(374)	(179)	(972)	67
Gain (loss) on debt designated at fair value and related derivatives	(1)	(1,247)	602	(1,904)
Fee income	47	159	156	510
Enhancement services revenue	99	115	303	374
Taxpayer financial services revenue	-	2	29	95
Gain on bulk receivable sales to HSBC affiliates	-	-	-	50
Gain on receivable sales to HSBC affiliates	143	101	401	319
Servicing and other fees from HSBC affiliates	167	182	560	564
Lower of cost or fair value adjustment on receivables held for sale	-	(4)	2	(337)
Other income	25	18	45	80

Total other revenues	199	(739)	1,414	142

Operating expenses:
Salaries and employee benefits	149	249	476	911
Occupancy and equipment expenses, net	25	22	67	158
Other marketing expenses	73	50	208	127
Real estate owned expenses	75	29	154	175
Other servicing and administrative expenses	163	194	563	620
Support services from HSBC affiliates	296	220	840	717
Amortization of intangibles	35	39	108	119
Policyholders’ benefits	36	50	116	153
Goodwill and other intangible asset impairment charges	-	-	-	2,308

Total operating expenses	852	853	2,532	5,288

Loss before income tax benefit	(1,102)	(2,352)	(2,910)	(7,984)
Income tax benefit	393	1,118	1,062	1,392

Loss from continuing operations	(709)	(1,234)	(1,848)	(6,592)
Discontinued Operations (Note 2):
Income (loss) from discontinued auto finance operations	(65)	43	(42)	(72)
Income tax benefit	23	10	15	21

Income (loss) from discontinued operations	(42)	53	(27)	(51)

Net loss	$(751)	$(1,181)	$(1,875)	$(6,643)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2010	2009

	(in millions, except
	share data)

Assets
Cash	$174	$289
Interest bearing deposits with banks	15	17
Securities purchased under agreements to resell	4,795	2,850
Securities available-for-sale	3,422	3,187
Receivables, net (including $6.7 billion and $6.8 billion at September 30, 2010 and December 31, 2009, respectively, collateralizing long-term debt)	63,860	74,308
Receivables held for sale	4	3
Intangible assets, net	640	748
Properties and equipment, net	188	201
Real estate owned	908	592
Derivative financial assets	61	-
Deferred income taxes, net	2,789	2,891
Other assets	1,861	4,639
Assets of discontinued operations	141	4,828

Total assets	$78,858	$94,553

Liabilities
Debt:
Due to affiliates	$8,308	$9,043
Commercial paper	3,057	4,291
Long-term debt (including $23.0 billion and $26.7 billion at September 30, 2010 and December 31, 2009 carried at fair value and $4.4 billion and $4.7 billion at September 30, 2010 and December 31, 2009, respectively, collateralized by receivables)	57,907	68,880

Total debt	69,272	82,214

Insurance policy and claim reserves	984	996
Derivative related liabilities	-	60
Liability for postretirement benefits	260	268
Other liabilities	1,689	1,829
Liabilities of discontinued operations	7	807

Total liabilities	72,212	86,174

Shareholders’ equity
Redeemable preferred stock, 1,501,100 shares authorized, Series B, $0.01 par value, 575,000 shares issued	575	575
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 66 shares and 65 shares issued at September 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	23,322	23,119
Accumulated deficit	(16,634)	(14,732)
Accumulated other comprehensive loss	(617)	(583)

Total common shareholder’s equity	6,071	7,804

Total liabilities and shareholders’ equity	$78,858	$94,553

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2010	2009

	(in millions)

Preferred stock
Balance at beginning and end of period	$575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	$23,119	$21,485
Capital contribution from parent company	200	2,685
Return of capital to parent company	-	(1,043)
Employee benefit plans, including transfers and other	3	(8)

Balance at end of period	$23,322	$23,119

Accumulated deficit
Balance at beginning of period	$(14,732)	$(7,245)
Net loss	(1,875)	(6,643)
Dividends:
Preferred stock	(27)	(27)

Balance at end of period	$(16,634)	$(13,915)

Accumulated other comprehensive loss
Balance at beginning of period	$(583)	$(1,378)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	(115)	540
Securities available-for-sale, not other-than-temporarily impaired	89	95
Other-than-temporarily impaired debt securities available-for-sale(1)	2	-
Postretirement benefit plan adjustment, net of tax	(8)	15
Foreign currency translation adjustments	(2)	13

Other comprehensive income, net of tax	(34)	663

Balance at end of period	$(617)	$(715)

Total common shareholder’s equity	$6,071	$8,489

Comprehensive income (loss)
Net loss	$(1,875)	$(6,643)
Other comprehensive income (loss)	(34)	663

Comprehensive loss	$(1,909)	$(5,980)

(1)	During the nine months ended September 30, 2010, gross other-than-temporary impairment (“OTTI”) recoveries on available-for-sale securities totaled $2 million, all relating to the non-credit component of OTTI previously recorded in accumulated other comprehensive income (“AOCI”).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2010	2009

	(in millions)

Cash flows from operating activities
Net loss	$(1,875)	$(6,643)
Loss from discontinued operations	(27)	(51)

Loss from continuing operations	(1,848)	(6,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	4,970	7,166
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	-	(50)
Gain on receivable sales to HSBC affiliates	(401)	(319)
Goodwill and other intangible impairment	-	2,308
Loss on sale of real estate owned, including lower of cost or market adjustments	50	101
Insurance policy and claim reserves	(44)	(2)
Depreciation and amortization	134	149
Mark-to-market on debt designated at fair value and related derivatives	5	2,358
Originations of loans held for sale	(25,298)	(27,674)
Sales and collections on loans held for sale	25,702	28,190
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(316)	(145)
Other-than-temporary impairment on securities	-	20
Lower of cost or fair value on receivables held for sale	(2)	337
Net change in other assets	2,819	117
Net change in other liabilities	(147)	(498)
Other, net	412	151

Cash provided by operating activities – continuing operations	6,036	5,617
Cash provided by operating activities – discontinued operations	571	406

Net cash provided by operating activities	6,607	6,023

Cash flows from investing activities
Securities:
Purchased	(694)	(353)
Matured	302	294
Sold	137	135
Net change in short-term securities available-for-sale	163	31
Net change in securities purchased under agreements to resell	(1,945)	(3,741)
Net change in interest bearing deposits with banks	2	(1)
Proceeds from sale of affiliate preferred stock shares to HSBC plc	-	242
Proceeds from sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	-	106
Receivables:
Net (originations) collections	3,844	4,899
Purchases and related premiums	(33)	(32)
Proceeds from sales of real estate owned	964	1,165
Cash received from bulk sales of receivables to HSBC Bank USA	-	6,043
Purchases of properties and equipment	(21)	(47)

Cash provided by investing activities – continuing operations	2,719	8,741
Cash provided by investing activities – discontinued operations	3,613	4,702

Net cash provided by investing activities	6,332	13,443

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2010	2009

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(1,234)	(5,018)
Net change in due to affiliates	(735)	(3,717)
Long-term debt issued	654	3,118
Repayments of long-term debt	(11,577)	(14,155)
Insurance:
Policyholders’ benefits paid	(60)	(62)
Cash received from policyholders	49	26
Capital contribution from parent	200	2,410
Return of capital to parent	-	(1,043)
Shareholder’s dividends	(27)	(27)

Cash used in financing activities – continuing operations	(12,730)	(18,468)
Cash used in financings activities – discontinued operations	(346)	(998)

Net cash used in financing activities	(13,076)	(19,466)

Net change in cash	(137)	-
Cash at beginning of period(1)	311	255

Cash at end of period(2)	$174	$255

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$1,330	$963

Transfer of receivables to held for sale	2,910	611

Transfer of receivables to held for investment	-	806

Extinguishment of indebtedness related to receivable sales	$(431)	$(6,077)

Redemption of the junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	$-	$275

(1)	Cash at beginning of period includes $22 million and $17 million for discontinued operations at January 1, 2010 and 2009, respectively.

(2)	Cash at end of period includes $15 million for discontinued operations at September 30, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In August 2010, we sold the remainder of our auto finance receivable portfolio and as a result our auto finance business is now reported as discontinued operations. See Note 2, “Discontinued Operations,” for further details.

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

As previously disclosed in the 2009 Form 10-K, subsequent to the filing of the Form 10-Q for the period ended September 30, 2009 certain tax return filing adjustments were identified which resulted in an increase in the required valuation allowance against deferred tax assets at September 30, 2009 and a decrease in our income tax benefit for the three and nine months ended September 30, 2009. Although we concluded that the impact of these items was not material individually or in the aggregate to the consolidated financial statements for the second or third quarters of 2009 as originally reported, we nonetheless decided to revise the consolidated statement of income (loss) for the three and nine months ended September 30, 2009 previously reported in our quarterly report on Form 10-Q for the period ended September 30, 2009 presented in this quarterly report on Form 10-Q to reflect these changes. This resulted in a decrease to our income tax benefit and an increase in our net loss during the three and

HSBC Finance Corporation

nine months ended September 30, 2009 of $52 million and $427 million, respectively, as compared to what was previously reported.

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

2.  Discontinued Operations

In March 2010, we sold our auto finance receivable servicing operations as well as auto finance receivables with a carrying value of $927 million, of which $379 million was purchased at estimated fair value from HSBC Bank USA immediately prior to the sale, to Santander Consumer USA Inc. (“SC USA”) for $930 million in cash. Under the terms of the agreement, our auto finance servicing facilities in San Diego, California and Lewisville, Texas were assigned to SC USA at the time of close and the majority of the employees from those locations were offered the opportunity to transfer to SC USA. SC USA agreed to service the remainder of our auto finance receivable portfolio. As the receivables sold were previously classified as held for sale and written down to fair value, we recorded a gain of $5 million ($3 million after-tax) during the first quarter of 2010 which primarily related to the sale of the auto servicing platform and reversal of certain accruals related to leases assumed by SC USA.

In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to SC USA. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. We recorded a net loss as a result of this transaction of $43 million ($28 million after-tax) during the third quarter of 2010. This net loss is included as a component of loss from discontinued operations. Severance costs recorded as a result of this transaction were less than $1 million and are included as a component of loss from discontinued operations. As a result of this transaction, our Auto Finance business is now reported as discontinued operations for all periods presented.

The following summarizes the total revenues and income (loss) before income tax benefit for our Auto Finance business for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010(1)	2009	2010(1)	2009

	(in millions)

Net interest income and other revenues(2)	$45	$137	$218	$436
Income (loss) before income tax benefit	(65)	43	(42)	(72)

(1)	Amounts shown for 2010 represent totals from the beginning of the period through August 27, 2010, the date of the sale.

(2)	Interest expense, which is included as a component of net interest income, has been allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying asset.

HSBC Finance Corporation

The following summarizes the assets and liabilities of our Auto Finance business at September 30, 2010 and December 31, 2009 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Other assets of discontinued operations at September 30, 2010 reflects current income taxes receivable on our Auto Finance business for the 2010 tax year.

	September 30,	December 31,
	2010	2009

	(in millions)

Cash	$-	$22
Receivables, net of credit loss reserves of $172 million at December 31, 2009	-	3,823
Receivables held for sale	-	533
Deferred income taxes, net	(3)	123
Other assets	144	327

Assets of discontinued operations	$141	$4,828

Long-term debt	$-	$778
Other liabilities	7	29

Liabilities of discontinued operations	$7	$807

3.  Strategic Initiatives

As discussed in prior filings, in prior years we performed several comprehensive evaluations of the strategies and opportunities of our operations. As a result of these various evaluations, we have discontinued all new customer account originations except in our credit card business. Summarized below are a number of strategic actions which have been undertaken beginning in mid-2007 as part of these evaluations:

2009 Strategic Initiatives During 2009, we undertook a number of actions including the following:

>	Throughout 2009, we decided to exit certain lease arrangements and consolidate a variety of locations across the United States. As a result, we have or will exit certain facilities and/or significantly reduce our occupancy space in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota and Tampa, Florida. Additionally, we have consolidated our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility and consolidated certain servicing functions currently performed in Brandon, Florida to facilities in Buffalo, New York and Elmhurst, Illinois. The process of closing and consolidating these facilities, which began during the second quarter of 2009, will be completed during the fourth quarter of 2010.

>	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2009 Strategic Initiatives The following summarizes the changes in the restructure liability during the three and nine months ended September 30, 2010 and 2009, respectively, relating to actions implemented during 2009:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

		(in millions)

Three months ended September 30, 2010:
Restructuring liability at July 1, 2010	$5	$8	$-	$13
Restructuring costs paid during the period	-	(1)	-	(1)

Restructure liability at September 30, 2010	$5	$7	$-	$12

Three months ended September 30, 2009:
Restructuring liability at July 1, 2009	$23	$31	$8	$62
Restructuring costs recorded during the period	-	3	-	3
Restructuring costs paid during the period	(11)	(16)	(2)	(29)
Adjustments to the restructure liability during the period	(4)	-	-	(4)

Restructure liability at September 30, 2009	$8	$18	$6	$32

Nine months ended September 30, 2010:
Restructuring liability at January 1, 2010	$10	$12	$2	$24
Restructuring costs recorded during the period	1	4	-	5
Restructuring costs paid during the period	(6)	(8)	-	(14)
Adjustments to the restructure liability during the period	-	(1)	(2)	(3)

Restructure liability at September 30, 2010	$5	$7	$-	$12

Nine months ended September 30, 2009:
Restructuring liability at January 1, 2009	$-	$-	$-	$-
Restructuring costs recorded during the period	89	57	14	160
Restructuring costs paid during the period	(64)	(39)	(8)	(111)
Adjustments to the restructure liability during the period	(17)	-	-	(17)

Restructure liability at September 30, 2009	$8	$18	$6	$32

2008 Strategic Initiatives During 2008, we undertook a number of actions including the following:

>	During the third quarter of 2008, closed servicing facilities located in Jacksonville, Florida and White Marsh, Maryland in our Card and Retail Services business and redeployed these activities to other facilities in our Card and Retail Services business.

>	Reduced headcount in our Card and Retail Services business during the fourth quarter of 2008; and

>	Ceased operations of Solstice Capital Group, Inc, a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2008 Strategic Initiatives The following summarizes the changes in the restructure liability during the three and nine months ended September 30, 2010 and 2009 relating to the actions implemented during 2008:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Three months ended September 30, 2010:
Restructure liability at July 1, 2010	$-	$1	$1
Restructuring costs paid during the period	-	-	-

Restructure liability at September 30, 2010	$-	$1	$1

Three months ended September 30, 2009:
Restructure liability at July 1, 2009	$-	$4	$4
Restructuring costs paid during the period	-	(1)	(1)
Adjustments to the restructure liability during the period	-	-	-

Restructure liability at September 30, 2009	$-	$3	$3

Nine months ended September 30, 2010:
Restructure liability at January 1, 2010	$-	$1	$1
Restructuring costs paid during the period	-	-	-

Restructure liability at September 30, 2010	$-	$1	$1

Nine months ended September 30, 2009:
Restructure liability at January 1, 2009	$10	$4	$14
Restructuring costs recorded during the period	1	-	1
Restructuring costs paid during the period	(10)	(1)	(11)
Adjustments to the restructure liability during the period	(1)	-	(1)

Restructure liability at September 30, 2009	$-	$3	$3

2007 Actions Beginning in mid-2007 we undertook a number of actions including the following:

>	Discontinued correspondent channel acquisitions of our Mortgage Services business;

>	Ceased operations of Decision One Mortgage Company;

>	Reduced the Consumer Lending branch network to approximately 1,000 branches at December 31, 2007; and

>	Closed our loan underwriting, processing and collections center in Carmel, Indiana.

HSBC Finance Corporation

There were no changes in the restructuring liability during the three months ended September 30, 2010 and 2009, respectively, relating to the actions implemented during 2007. The following summarizes the changes in the restructure liability during the nine months ended September 30, 2010 and 2009, respectively, relating to the actions implemented during 2007:

	One-Time	Lease
	Termination and	Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Nine months ended September 30, 2010:
Restructure liability at January 1, 2010	$-	$14	$14
Adjustments to the restructure liability during the period	-	(14)	(14)

Restructure liability at September 30, 2010	$-	$-	$-

Nine months ended September 30, 2009:
Restructure liability at January 1, 2009	$1	$17	$18
Restructuring costs paid during the period	(1)	(2)	(3)

Restructure liability at September 30, 2009	$-	$15	$15

Summary of Restructuring Activities During the three months ended September 30, 2010, we did not record any expense or expense release related to restructuring activities. The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the nine months ended September 30, 2010 and three and nine months ended September 30, 2009:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(in millions)

Three months ended September 30, 2009:
2009 Facility Closures	$-	$3	$-	$-	$3
2009 Consumer Lending Closure(5)	(4)	-	-	-	(4)

Total expense (expense release)	$(4)	$3	$-	$-	$(1)

Nine months ended September 30, 2010:
2009 Facility Closure	$-	$4	$-	$-	$4
2009 Consumer Lending Closure	1	(1)	(2)	-	(2)
2007 Mortgage Services initiatives	-	(14)	-	-	(14)

Total expense (expense release)	$1	$(11)	$(2)	$-	$(12)

Nine months ended September 30, 2009:
2009 Facility Closure	$2	$3	$-	$3	$8
2009 Consumer Lending Closure(5)	70	54	14	14	152

Total expense	$72	$57	$14	$17	$160

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income (loss).

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).

HSBC Finance Corporation

(4)	Includes $29 million of fixed asset write-offs during the nine months ended September 30, 2009, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). The nine months ended September 30, 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(5)	Excludes intangible asset impairment charges of $14 million recorded during the nine months ended September 30, 2009.

4.  Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$315	$-	$12	$-	$327
U.S. government sponsored enterprises(1)	314	-	7	-	321
U.S. government agency issued or guaranteed	13	-	-	-	13
Obligations of U.S. states and political subdivisions	29	-	2	-	31
Asset-backed securities(2)	73	(9)	3	-	67
U.S. corporate debt securities(3)	1,685	-	148	(2)	1,831
Foreign debt securities	361	-	26	-	387
Equity securities	9	-	-	-	9
Money market funds	404	-	-	-	404

Subtotal	3,203	(9)	198	(2)	3,390
Accrued investment income	32	-	-	-	32

Total securities available-for-sale	$3,235	$(9)	$198	$(2)	$3,422

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$196	$-	$1	$(1)	$196
U.S. government sponsored enterprises(1)	95	-	3	(1)	97
U.S. government agency issued or guaranteed	20	-	1	-	21
Obligations of U.S. states and political subdivisions	31	-	1	-	32
Asset-backed securities(2)	94	(11)	2	(2)	83
U.S. corporate debt securities(3)	1,684	-	60	(20)	1,724
Foreign debt securities	351	-	15	-	366
Equity securities	12	-	-	-	12
Money market funds	627	-	-	-	627

Subtotal	3,110	(11)	83	(24)	3,158
Accrued investment income	29	-	-	-	29

Total securities available-for-sale	$3,139	$(11)	$83	$(24)	$3,187

(1)	Includes $40 million and $65 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of September 30, 2010 and December 31, 2009, respectively.

HSBC Finance Corporation

(2)	The majority of our asset-backed securities are residential mortgage-backed securities at September 30, 2010 and December 31, 2009.

(3)	At September 30, 2010 and December 31, 2009, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of other-than-temporary impairment (“OTTI”) is recorded in accumulated other comprehensive income.

A summary of gross unrealized losses and related fair values as of September 30, 2010 and December 31, 2009, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
September 30, 2010	Securities	Losses(1)	Investments	Securities	Losses(1)	Investments

	(dollars are in millions)

U.S. Treasury	-	$-	$-	-	$-	$-
U.S. government sponsored enterprises	2	-	4	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	3	-	-	-	-	-
Asset-backed securities	-	-	-	9	(9)	19
U.S. corporate debt securities	12	(1)	39	14	(1)	43
Foreign debt securities	-	-	-	-	-	-

	17	$(1)	$43	23	$(10)	$62

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses(1)	Investments	Securities	Losses(1)	Investments

	(dollars are in millions)

U.S. Treasury	17	$(1)	$97	-	$-	$-
U.S. government sponsored enterprises	1	-	5	1	(1)	4
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	1	-	-
Asset-backed securities	7	(1)	10	18	(12)	34
U.S. corporate debt securities	59	(3)	170	50	(17)	150
Foreign debt securities	12	-	33	-	-	-

	96	$(5)	$315	70	$(30)	$188

(1)	Includes gross unrealized losses as well as the non-credit loss component of OTTI securities which is recognized in accumulated other comprehensive income.

Gross unrealized losses decreased during the first nine months of 2010 primarily due to the impact of lower interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, other-than-temporary impairment of less than $1 million was recognized in earnings on certain debt securities in both the three and nine months ended September 30, 2010. In addition, we recognized a recovery in accumulated other comprehensive income

HSBC Finance Corporation

relating to the non-credit component of other-than-temporary impairment previously recognized in accumulated other comprehensive income totaling $2 million during the nine months ended September 30, 2010.

Our decision in the first quarter of 2009 to discontinue new customer account originations in our Consumer Lending business adversely impacted certain insurance subsidiaries that held preferred securities. Therefore, during the first quarter of 2009 we determined it was more-likely-than-not that we would be required to sell our entire portfolio of preferred securities prior to recovery of amortized cost and we determined that all of our perpetual preferred securities were deemed to be other-than-temporarily impaired. We subsequently sold our entire portfolio of preferred securities during the second quarter of 2009. During the nine months ended September 2009, we recorded $20 million of impairment losses related to these perpetual preferred securities as a component of investment income. The entire unrealized loss was recorded in earnings in accordance with new accounting guidance which we early adopted effective January 1, 2009 related to the recognition of other-than-temporary impairment and is described more fully below, as we determined it was more-likely-than-not that we would be required to sell our perpetual preferred securities prior to recovery of amortized cost.

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

At September 30, 2010, approximately 91 percent of our corporate debt securities are rated A- or better and approximately 68 percent of our asset-backed securities, which totaled $67 million are rated “AAA.” Although other-than-temporary impairments of less than $1 million were recorded in earnings during the nine months ended September 30, 2010, without a sustained economic recovery, additional other-than-temporary impairments may occur in future periods.

Proceeds from the sale or call of available-for-sale investments totaled $25 million and $137 million during the three and nine months ended September 30, 2010, respectively, compared to $79 million and $138 million during

HSBC Finance Corporation

the three and nine months ended September 30, 2009, respectively. We realized gross gains of $1 million and $5 million during the three and nine months ended September 30, 2010, respectively, compared to gross gains of $7 million and $11 million during the three and nine months ended September 30, 2009, respectively. We realized no gross losses and losses of less than $1 million during the three and nine months ended September 30, 2010, respectively, compared to no gross losses and losses of $3 million during the three and nine months ended September 30, 2009, respectively.

Contractual maturities and yields on investments in debt securities for those with set maturities were as follows:

	At September 30, 2010
	Due	After 1	After 5
	Within	but Within	but Within	After
	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$28	$286	$1	$-	$315
Fair value	28	298	1	-	327
Yield(1)	.37%	2.02%	4.96%	-	1.89%
U.S. government sponsored enterprises:
Amortized cost	$185	$64	$32	$33	$314
Fair value	185	65	35	36	321
Yield(1)	.24%	1.52%	4.70%	4.88%	1.44%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$13	$13
Fair value	-	-	-	13	13
Yield(1)	-	-	-	5.03%	5.03%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$11	$18	$29
Fair value	-	-	12	19	31
Yield(1)	-	-	4.08%	4.05%	4.07%
Asset-backed securities:
Amortized cost	$-	$20	$13	$40	$73
Fair value	-	21	14	32	67
Yield(1)	-	4.93%	5.29%	2.59%	3.72%
U.S. corporate debt securities:
Amortized cost	$131	$787	$215	$552	$1,685
Fair value	133	845	238	615	1,831
Yield(1)	4.43%	4.47%	4.66%	5.37%	4.79%
Foreign debt securities:
Amortized cost	$15	$263	$46	$37	$361
Fair value	16	279	49	43	387
Yield(1)	2.98%	4.12%	3.71%	6.36%	4.25%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

5.  Receivables

Receivables consisted of the following:

	September 30,	December 31,
	2010	2009

	(in millions)

Real estate secured	$51,628	$59,535
Credit card	9,888	11,626
Personal non-credit card	7,816	10,486
Commercial and other	45	50

Total receivables	69,377	81,697
HSBC acquisition purchase accounting fair value adjustments	(7)	(11)
Accrued finance charges	1,596	1,895
Credit loss reserve for receivables	(6,971)	(9,091)
Unearned credit insurance premiums and claims reserves	(135)	(182)

Total receivables, net	$63,860	$74,308

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value on March 28, 2003, the date we were acquired by HSBC.

Purchased Receivable Portfolios In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. Receivables purchased for which at the time of acquisition there was evidence of deterioration in credit quality since origination and for which it was probable that all contractually required payments would not be collected and that the associated line of credit had been closed, if applicable, were recorded at an amount dependent upon the cash flows expected to be collected at the time of acquisition (“Purchased Credit-Impaired Receivables”). The difference between these expected cash flows and the purchase price represents an accretable yield which is amortized to interest income over the life of the receivable. The carrying amount of Champion real estate secured receivables subject to these accounting requirements was $41 million and $36 million at September 30, 2010 and December 31, 2009, respectively, and is included in the real estate secured receivables in the table above. The outstanding contractual balance of these receivables was $58 million and $66 million at September 30, 2010 and December 31, 2009, respectively. Credit loss reserves of $16 million and $31 million as of September 30, 2010 and December 31, 2009, respectively, were held for the acquired Champion receivables subject to accounting requirements for Purchased Credit-Impaired Receivables due to a decrease in the expected future cash flows since the acquisition.

As part of our acquisition of Metris Companies Inc. (“Metris”) on December 1, 2005, we acquired $5.3 billion of credit card receivables some of which were also subject to the accounting requirements for Purchased Credit-Impaired Receivables as described above. During the fourth quarter of 2009, the accretable yield was fully amortized to interest income and there was no remaining difference between the carrying value and the outstanding contractual balances of these Purchased Credit-Impaired Receivables. At September 30, 2010 and December 31, 2009, we no longer have any receivables acquired from Metris which are subject to these accounting requirements.

HSBC Finance Corporation

The following summarizes the accretable yield on Champion during the three and nice months ended September 30, 2010 and for the Champion and Metris receivables during the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010(1)	2009(1)(2)	2010(1)	2009(1)(2)

		(in millions)

Accretable yield at beginning of period	$(15)	$(22)	$(13)	$(28)
Accretable yield amortized to interest income during the period	1	8	3	23
Reclassification of non-accretable difference(3)	(3)	-	(7)	(9)

Accretable yield at end of period(4)	$(17)	$(14)	$(17)	$(14)

(1)	For the Champion portfolio, there was a reclassification of non-accretable difference of $3 million and $7 million during the three and nine months ended September 30, 2010. There was a reclassification to non-accretable difference of $1 million during both the three and nine months ended September 30, 2009.

(2)	For the Metris portfolio, there was a reclassification of accretable difference of $1 and $10 million during the three and nine months ended September 30, 2009.

(3)	Reclassification of non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(4)	At September 30, 2010, the entire remaining accretable yield is related to the Champion portfolio. The accretable yield related to the Metris portfolio was fully amortized to interest income during the fourth quarter of 2009.

Collateralized funding transactions We currently have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, $455 million and $400 million, respectively, were available under these facilities. These facilities will mature in the second quarter of 2011 and are renewable at the banks’ option. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and as part of our ongoing liquidity management plans.

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.4 billion at September 30, 2010 are secured by $6.7 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.7 billion at December 31, 2009 are secured by $6.8 billion of closed-end real estate secured receivables.

Troubled Debt Restructurings The following table presents information about receivables for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”):

	September 30,	December 31,
	2010	2009

	(in millions)

TDR Loans:
Real estate secured(1):
Mortgage Services	$4,242	$4,350
Consumer Lending	5,232	4,776

Total real estate secured	9,474	9,126
Credit card	462	473
Personal non-credit card	729	726

Total TDR Loans(2)	$10,665	$10,325

HSBC Finance Corporation

	September 30,	December 31,
	2010	2009

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
Mortgage Services	$1,033	$1,137
Consumer Lending	1,102	1,002

Total real estate secured	2,135	2,139
Credit card	166	158
Personal non-credit card	426	353

Total credit loss reserves for TDR Loans(1)(3)	$2,727	$2,650

(1)	The balances at September 30, 2010 and December 31, 2009, include TDR Loans totaling $1.3 billion and $773 million, respectively, are recorded at net realizable value less cost to sell and, therefore, have no credit loss reserve associated with them.

(2)	Includes $1.9 billion and $1.7 billion at September 30, 2010 and December 31, 2009, respectively, which are classified as nonaccrual receivables.

(3)	Included in credit loss reserves.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Average balance of TDR Loans(1)	$10,758	$5,745	$10,810	$5,479
Interest income recognized on TDR Loans	133	96	413	275

(1)	During the third and fourth quarters of 2009, we developed enhanced tracking capabilities to identify and report TDR Loans which impacts the comparability between the periods reported above. See Note 7, “Receivables,” in our 2009 Form 10-K for further discussion of these enhanced tracking capabilities.

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

HSBC Finance Corporation

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

	(in billions)

Interest-only loans	$1.4	$1.8
ARM loans(1)(2)	8.0	9.8
Stated income loans	2.9	3.7

(1)	Receivable classification as ARM loans is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification.

(2)	We do not have any option ARM loans in our portfolio.

At September 30, 2010 and December 31, 2009, interest-only, ARM and stated income loans comprise 18 percent and 20 percent of real estate secured receivables, including receivables held for sale, respectively.

6.  Credit Loss Reserves

An analysis of credit loss reserves is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Credit loss reserves at beginning of period	$7,398	$12,522	$9,091	$12,030
Provision for credit losses	1,509	2,117	4,970	7,166
Charge-offs	(2,117)	(2,420)	(7,622)	(7,216)
Recoveries	181	131	532	370

Credit loss reserves at end of period	$6,971	$12,350	$6,971	$12,350

Credit loss reserves since September 30, 2009 were significantly impacted by changes in our charge-off policies for real estate secured and personal non-credit card receivables which impacts comparability between periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion.

7.  Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	September 30,	December 31,
	2010	2009

	(in millions)

Real estate secured receivables held for sale, net(1)	$4	$3

(1)	Consists of real estate secured receivables in our Mortgage Services business which were originated with the intent to sell.

HSBC Finance Corporation

The following table shows the activity in receivables held for sale during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Receivables held for sale, beginning of period	$5	$650	$3	$14,196
Receivable sales	-	(32)	-	(12,384)
Lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	-	(4)	2	(337)
Transfer into receivables held for investment at the lower of cost or fair value:
Real estate secured	-	(2)	-	(216)
Credit card	-	-	-	(590)
Net change in receivable balance	(1)	(50)	(1)	(107)

Receivables held for sale, end of period	$4	$562	$4	$562

In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA. See Note 4, “Receivable Portfolio Sales to HSBC Bank USA,” in our 2009 Form 10-K for details of these transactions.

In March 2009 and September 2009, we transferred real estate secured receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future, generally twelve months for real estate secured receivables. These receivables were transferred at the fair market value on the date of transfer of $216 million.

In June 2009, we transferred credit card receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future. These receivables were transferred at their current fair market value of $590 million.

The valuation allowance on receivables held for sale was $3 million and $7 million at September 30, 2010 and December 31, 2009, respectively.

As it relates to our discontinued auto finance operations, in July 2010, we transferred auto finance receivables to held for sale with an outstanding principal balance of $2.9 billion at the time of transfer and recorded a lower of cost or fair value adjustment of $87 million attributable to credit which was included as a component of loss from discontinued operations. These receivables were sold to SC USA in August 2010. See Note 2, “Discontinued Operations,” for additional information.

HSBC Finance Corporation

8.  Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

September 30, 2010
Purchased credit card relationships and related programs(1)	$1,736	$-	$1,096	$640
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	252	-

Total	$2,330	$172	$1,518	$640

December 31, 2009
Purchased credit card relationships and related programs(1)	$1,736	$-	$992	$744
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	248	4

Total	$2,330	$172	$1,410	$748

(1)	Purchased credit card relationships are being amortized to their estimated residual value of $162 million at September 30, 2010 and December 31, 2009.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2010	$142
2011	138
2012	135
2013	99
2014	72

During the first quarter of 2010, our intangible assets related to technology, customer lists and other contracts became fully amortized.

9.  Goodwill

Changes in the carrying amount of goodwill are as follows:

	2010	2009

	(in millions)

Balance at January 1,	$-	$2,294
Goodwill impairment related to our Insurance Services business	-	(260)
Goodwill impairment related to our Card and Retail Services business	-	(2,034)

Balance at September 30,(1)	$-	$-

(1)	At both September 30, 2010 and 2009, accumulated impairment losses on goodwill totaled $6.0 billion.

As a result of the continuing deterioration of economic conditions throughout 2008 and into 2009 as well as the adverse impact to our Insurance Services business which resulted from the closure of all of our Consumer Lending branches, we wrote off all of our remaining goodwill balance during 2009, of which $2.3 billion was written off

HSBC Finance Corporation

during the nine months ended September 30, 2009. See Note 14, “Goodwill,” in our 2009 Form 10-K for additional information.

10.  Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Audit Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.

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

HSBC Finance Corporation

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

At September 30, 2010 and December 31, 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At September 30, 2010 and December 31, 2009, we provided third party swap counterparties with $19 million and $46 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At September 30, 2010 and December 31, 2009, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.1 billion and $3.4 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial asset or derivative related liabilities. At September 30, 2010, we had derivative contracts with a notional value of $52.9 billion, including $52.3 billion outstanding with HSBC Bank USA. At December 31, 2009, we had derivative contracts with a notional value of approximately $59.7 billion, including $58.6 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $93 million and $85 million at September 30, 2010 and December 31, 2009, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

	Derivative			Derivative related
Interest rate swaps	financial assets	$13	$-	liabilities	$2	$39
	Derivative			Derivative related
Currency swaps	financial assets	157	312	liabilities	-	-

Total fair value hedges		$170	$312		$2	$39

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

			Amount of Gain		Amount of Gain		Amount of Gain		Amount of Gain
			(Loss)		(Loss)		(Loss)		(Loss)
		Location of	Recognized in		Recognized in		Recognized in		Recognized in
		Gain (Loss)	Income		Income		Income		Income
		Recognized in	On the		On Hedged		On the		On Hedged
		Income on	Derivative		Items		Derivative		Items
		Hedged Item	Three Months Ended September 30,				Nine Months Ended September 30,
	Hedged Item	and Derivative	2010	2009	2010	2009	2010	2009	2010	2009

			(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related income	$9	$1	$(3)	$-	$49	$(7)	$(26)	$15
Currency swaps	Fixed rate borrowings	Derivative related income	(6)	11	4	(10)	(7)	44	4	(42)

Total			$3	$12	$1	$(10)	$42	$37	$(22)	$(27)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and (losses) on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $652 million and $490 million at September 30, 2010 and December 31, 2009, respectively. We expect $444 million ($286 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

	Derivative			Derivative related
Interest rate swaps	financial assets	$(591)	$(358)	liabilities	$-	$-
	Derivative			Derivative related
Currency swaps	financial assets	904	1,362	liabilities	-	-

Total cash flow hedges		$313	$1,004		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

Gain (Loss)	Gain (Loss)
Gain (Loss)	Reclassed	Recognized
Recognized in	from	Location of Gain	in
OCI	Location of Gain	AOCI into	(Loss) Recognized	Income on
on Derivative	(Loss) Reclassified	Income	in Income on	Derivative
(Effective	from Accumulated	(Effective	the Derivative	(Ineffective
Portion)	OCI into Income	Portion)	(Ineffective	Portion)
Three Months Ended September 30,	2010	2009	(Effective Portion)	2010	2009	Portion)	2010	2009

(in millions)	(in millions)	(in millions)

Three Months Ended September 30,
Interest rate swaps	$(84)	$(13)	Interest expense	$(14)	$(2)	Derivative related Income	$-	$-
Currency swaps	(18)	(29)	Interest expense	(9)	(9)	Derivative related Income	(8)	(1)

Total	$(102)	$(42)	$(23)	$(11)	$(8)	$(1)

Nine Months Ended September 30,
Interest rate swaps	$(211)	$359	Interest expense	$(51)	$(9)	Derivative related Income	$-	$9
Interest rate swaps	-	-	Gain on bulk receivable sale to HSBC affiliates	-	(80)	-	-
Currency swaps	(35)	354	Interest expense	(26)	(41)	Derivative related Income	(34)	61

Total	$(246)	$713	$(77)	$(130)	$(34)	$70

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

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009
		(in millions)			(in millions)

Interest rate contracts	Derivative financial assets	$(616)	$188	Derivative related liabilities	$1	$12
Currency contracts	Derivative financial assets	126	72	Derivative related liabilities	-	9

Total non-qualifying hedges		$(490)	$260		$1	$21

HSBC Finance Corporation

The following table provides detail of the realized and unrealized gains and losses recorded on our non-qualifying hedges:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivative	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Derivative related income	$(369)	$(183)	$(957)	$(11)
Currency contracts	Derivative related income	(1)	3	(1)	(2)

Total		$(370)	$(180)	$(958)	$(13)

We have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 11, “Fair Value Option,” for further discussion.

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

	Derivative			Derivative related
Interest rate swaps	financial assets	$1,335	$1,034	liabilities	$-	$-
	Derivative			Derivative related
Currency swaps	financial assets	855	752	liabilities	-	-

Total non-qualifying hedges		$2,190	$1,786		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

		Amount of Gain (Loss) Recognized in Income On Derivative
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income	September 30,		September 30,
	on Derivative	2010	2009	2010	2009

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$279	$292	$825	$(17)
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	86	85	242	180

Total		$365	$377	$1,067	$(163)

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	September 30, 2010	December 31, 2009

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$8,392	$11,585
Currency swaps	11,962	15,373

	20,354	26,958

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	11,246	7,081
Purchased caps	221	682
Foreign exchange:
Swaps	1,228	1,291
Forwards	140	349

	12,835	9,403

Derivatives associated with debt carried at fair value:
Interest rate swaps	16,356	19,169
Currency swaps	3,376	4,122

	19,732	23,291

Total	$52,921	$59,652

11.  Fair Value Option

Long-term debt at September 30, 2010 of $57.9 billion includes $23.0 billion of fixed rate debt carried at fair value. At September 30, 2010, we did not elect fair value option (“FVO”) for $16.2 billion of fixed rate long-term debt or any of the variable rate debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at September 30, 2010 had an aggregate unpaid principal balance of $21.7 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which decreased the debt balance by $431 million. Long-term debt at December 31, 2009 includes $26.7 billion of fixed rate debt accounted for under FVO. At December 31, 2009, we did not elect FVO for $19.0 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2009 had an aggregate unpaid principal balance of $25.9 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $488 million.

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

HSBC Finance Corporation

The components of “Gain (loss) on debt designated at fair value and related derivatives” are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2010	2009	2010	2009

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(176)	$(156)	$(665)	$732
Credit risk component	(190)	(1,468)	200	(2,799)

Total mark-to-market on debt designated at fair value	(366)	(1,624)	(465)	(2,067)
Mark-to-market on the related derivatives(1)	175	194	460	(291)
Net realized gains on the related derivatives	190	183	607	454

Gain (loss) on debt designated at fair value and related derivatives	$(1)	$(1,247)	$602	$(1,904)

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a loss of $434 million and gain of $57 million for the three and nine months ended September 30, 2010, respectively, compared to a loss of $160 million and a gain of $152 million for the three and nine months ended September 30, 2009, respectively. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a gain of $434 million and loss of $57 million for the three and nine months ended September 30, 2010, respectively, compared to a gain of $160 million and loss of $152 million during the three and nine months ended September 30, 2009, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $1.3 billion and $842 million at September 30, 2010 and December 31, 2009, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – Interest rates in the U.S. decreased during the three and nine months ended September 30, 2010. These decreasing interest rates resulted in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative in both periods. During the three months ended September 30, 2009, the U.S. LIBOR curve shifted down resulting in losses in the interest rate component of the mark-to-market on debt designated at fair value and gains in the mark-to-market on the related derivative. During the nine months ended September 30, 2009, the U.S. LIBOR curve steepened reflecting decreases in interest rates for instruments with terms of two years or less while interest rates for instruments with terms of three years or more increased resulting in gains on the mark-to-market of the debt designated at fair value and losses on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along the U.S. LIBOR yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt does not have a corresponding derivative at September 30, 2010. Income from net realized gains increased due to reduced short term U.S. interest rates.

HSBC Finance Corporation

•	Credit – Our secondary market credit spreads tightened during the third quarter of 2010 as market place liquidity improved throughout the U.S. during the quarter. This tightening during the third quarter of 2010 partially reversed the widening of our credit spreads which occurred during the first half of 2010. During the second and third quarters of 2009, our credit spreads tightened due to an increase in market confidence and an improvement in marketplace liquidity which reversed a substantial widening of our credit spreads during the first quarter of 2009.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2010 should not be considered indicative of the results for any future periods.

12.  Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended September 30,	2010		2009

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(386)	(35.0)%	$(823)	(35.0)%
Increase (decrease) in rate resulting from:
Valuation allowance	(1)	(.1)	(307)	(13.1)
State and local taxes, net of Federal benefit	(8)	(.8)	(13)	(.5)
Other	2	.2	25	1.1

Total income tax expense (benefit)	$(393)	(35.7)%	$(1,118)	(47.5)%

Nine Months Ended September 30,	2010		2009

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(1,019)	(35.0)%	$(2,794)	(35.0)%
Increase (decrease) in rate resulting from:
Valuation allowance	(9)	(.3)	590	7.4
Non-deductible goodwill	-	-	798	10.0
Bulk sale of receivable portfolios to an HSBC affiliate	-	-	(47)	(.6)
State and local taxes, net of Federal benefit	(26)	(.9)	(8)	(.1)
State rate change effect on net deferred taxes	-	-	30	.4
Other	(8)	(.3)	39	.5

Total income tax expense (benefit)	$(1,062)	(36.5)%	$(1,392)	(17.4)%

The effective tax rate for three and nine months ended September 30, 2010 was impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

The effective tax rate for three and nine months ended September 30, 2009 was significantly impacted by the incremental valuation allowance on deferred tax assets recorded in 2009 and, in the year-to-date period, the non-tax deductible impairment of goodwill related to our Card and Retail Services and Insurance Services businesses as well as by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. The effective tax rate for the nine months ended September 30, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates and the sale of receivable portfolios to an HSBC affiliate.

HSBC North America Consolidated Income Taxes We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax

HSBC Finance Corporation

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic downturn, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility on our pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

HSBC Finance Corporation

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

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.8 billion and $2.9 billion as of September 30, 2010 and December 31, 2009, respectively.

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

13.  Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$6	$9	$17	$26
Interest cost on projected benefit obligation	15	17	45	50
Expected return on assets	(13)	(12)	(41)	(35)
Partial plan termination(1)	-	9	-	9
Recognized losses	9	8	26	25
Amortization of prior service cost	(1)	-	(2)	-

Net periodic pension cost	$16	$31	$45	$75

(1)	Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was either terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period were also deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $9 million, representing our share of the partial plan termination cost, was recognized during the three months ended September 30, 2009.

Pension expense decreased during the three and nine months ended September 30, 2010 due to lower service and interest costs as a result of reduced headcount from our previously discussed strategic decisions. Also contributing to lower pension expense was the realization of higher returns on plan assets solely due to higher asset levels.

During the third quarter of 2010, HSBC North America made a contribution to the Plan of $187 million.

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

HSBC Finance Corporation

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

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Service cost – benefits earned during the period	$-	$1	$1	$2
Interest cost	3	3	7	9
Gain on curtailment	-	-	-	(16)
Recognized gains	-	(1)	-	(3)

Net periodic postretirement benefit cost (income)	$3	$3	$8	$(8)

During the first quarter of 2009, we recorded a curtailment gain of $16 million as a result of the decision in late February 2009 to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

On March 23, 2010, the Patient Protection and Affordable Care Act was enacted and subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Act”). The Act is intended to ensure that more Americans have access to quality, affordable health care insurance with the provisions of the Act being phased in beginning in 2010 and continuing for a number of years. Based on an analysis of the Act, there has been no impact on our consolidated financial statements for the period ended September 30, 2010 as it relates to either our ongoing active employee benefit plans or our postretirement retiree-only medical plans. We have also performed an analysis related to the provisions to be implemented in future periods and based on the Act as currently written, we currently do not believe there will be a material impact to our financial position or results of operations in future periods. Should the provisions of the Act be amended in future periods, the estimated impact to our financial position or results of operations in future periods could change.

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

	September 30, 2010	December 31, 2009

	(in millions)

Assets:
Cash	$170	$272
Interest bearing deposits with banks	7	5
Securities purchased under agreements to resell	2,920	1,550
Derivative related assets	45	-
Other assets	137	123

Total assets	$3,279	$1,950

Liabilities:
Due to affiliates	$8,308	$9,043
Derivative related liability	-	56
Other liabilities	47	186

Total liabilities	$8,355	$9,285

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Income/(Expense):
Interest income from HSBC affiliates	$2	$2	$5	$6
Interest expense paid to HSBC affiliates(1)	(179)	(271)	(601)	(859)

Net interest income (loss)	(177)	(269)	(596)	(853)
Net gain on bulk sale of receivables to HSBC Bank USA	-	-	-	50
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	50	7	138	31
Daily sales of credit card receivables	93	94	263	286
Sales of real estate secured receivables	-	-	-	2

Total gain on receivable sales to HSBC affiliates	143	101	401	319

Gain (Loss) on sale of other assets to HSBC Affiliates	-	20	-	20
Loss on sale of affiliate preferred stock	-	-	-	(6)
Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	4	1	9	4
Private label and card receivable servicing and related fees	158	155	469	482
Taxpayer financial services loan servicing and other fees	-	-	58	-
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	4	11	13	33
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	1	15	11	45

Total servicing and other fees from HSBC affiliates	167	182	560	564

Taxpayer financial services loan origination and other fees	-	-	(4)	(11)

HSBC Finance Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Support services from HSBC affiliates	(296)	(220)	(840)	(717)
Stock based compensation expense with HSBC	(2)	(8)	(10)	(25)
Insurance commission paid to HSBC Bank Canada	(4)	(4)	(18)	(14)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)	During the second quarter of 2010, changes were made in the methodology to allocate rental expense between us and HTSU and an adjustment was made to rental revenue to conform to this methodology for all of 2010. Rental revenue from HTSU totaled $5 million during year-to-date period, compared to $11 million and $36 million during the three and nine months ended September 30, 2009, respectively.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new receivable originations on these credit card accounts to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis all new private label receivable originations and new receivable originations on these credit card accounts to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

HSBC Finance Corporation

The following table summarizes the private label, credit card (including the GM and UP Portfolios and real estate secured receivables we are servicing for HSBC Bank USA at September 30, 2010 and December 31, 2009 as well as the receivables sold on a daily basis during the three and nine months ended September 30, 2010 and 2009:

		Credit Cards
		General	Union		Real Estate
	Private Label	Motors	Privilege	Other	Secured	Total

	(in billions)

Receivables serviced for HSBC Bank USA:
September 30, 2010	$12.8	$4.3	$4.3	$1.9	$1.6	$24.9
December 31, 2009	15.6	5.4	5.3	2.1	1.8	30.2
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended September 30, 2010	$3.5	$3.4	$.8	$1.1	$-	$8.8
Three months ended September 30, 2009	3.6	3.7	.9	1.1		9.3
Nine months ended September 30, 2010	$9.9	$10.0	$2.3	$3.1	$-	$25.3
Nine months ended September 30, 2009	11.0	10.8	2.7	3.2	-	27.7

Fees received for servicing these loan portfolios totaled $160 million and $474 million during the three and nine months ended September 30, 2010, respectively, compared to $156 million and $486 million during the three and nine months ended September 30, 2009, respectively.

•	The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	HSBC Bank USA services a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.2 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively. Fees paid relating to the servicing of this portfolio totaled less than $1 million during both the three and nine months ended September 30, 2010 compared to $1 million and $6 million during the year-ago periods. These fees are reported in Support services from HSBC affiliates. The decrease during the first nine months of 2010 reflects a renegotiation of servicing fees for this portfolio.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $15 million (after-tax).

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates. Fees received for auto finance loan servicing are included as a component of Loss from discontinued Auto operations.

HSBC Finance Corporation

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and nine months ended September 30, 2010, we paid $2 million and $6 million, respectively, for services we received from HSBC Bank USA and received $2 million and $4 million for services we had provided.

•	In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services.

•	HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originate loans on behalf of our Taxpayer Financial Services business for clients of a single third party tax preparer. We historically purchased the loans originated by HSBC Bank USA and HTCD daily for a fee. During the first quarter of 2010, we began purchasing a smaller portion of these loans. The loans which we previously purchased are retained by HSBC Bank USA’s balance sheet. In the event any of the loans which HSBC Bank USA continues to hold on its balance sheet reach a defined delinquency status, we purchase the delinquent loans at par value as we have assumed all credit risk associated with this program. We receive a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $0 million and $58 million for the three and nine months ended September 30, 2010, respectively. In the table above, these fees are shown as taxpayer financial services loan servicing and other fees. For the loans which we continue to purchase from HTCD, we receive taxpayer financial services revenue and pay an origination fee to HTCD. Fees paid for originations totaled less than $1 million and $4 million during the three and nine months ended September 30, 2010, respectively, and are included as an offset to taxpayer financial services revenue. Fees paid for originations totaled $11 million during the nine months ended September 30, 2009. In the table above, these origination fees are shown as taxpayer financial services loan origination and other fees.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either September 30, 2010 or December 31, 2009.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2009. There were no balances outstanding at September 30, 2010 or December 31, 2009.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2009. There were no balances outstanding at September 30, 2010 or December 31, 2009.

•	As it relates to our discontinued operations, in January 2009, we sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million which is included as a component of Loss from discontinued auto operations for the nine months ended September 30, 2009. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee, which is included as a component of Loss from discontinued auto operations. In August 2010, we sold the remainder of our auto finance receivable portfolio to SC USA.

Transactions with HSBC Holdings plc:

•	A commercial paper back-stop credit facility of $2.0 billion and $2.5 billion from HSBC at September 30, 2010 and December 31, 2009, respectively, supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at September 30, 2010 or December 31, 2009. The annual commitment fee

HSBC Finance Corporation

requirement to support availability of this line is included as a component of Interest expense — HSBC affiliates in the consolidated statement of income (loss).

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million during the nine months ended September 30, 2009. This interest expense is included in Interest expense — HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with other HSBC affiliates:

•	HSBC North America’s technology and certain centralized support services including human resources, corporate affairs, risk management and other shared services and beginning in January 2010, legal, compliance, tax and finance are centralized within HTSU. Technology related assets are generally capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing them certain administrative services, such as internal audit, as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $31 million and $95 million during the three and nine months ended September 30, 2010, respectively, are included as a component of Support services from HSBC affiliates in the table above. During the three and nine months ended September 30, 2009, expenses related to these services totaled $38 million and $121 million, respectively. Beginning in 2010, the expenses for these services for all HSBC North America operations are billed directly to HTSU who is providing oversight and review of the majority of all of our intercompany transactions and then bills these services to the appropriate HSBC affiliate who benefited from the services.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $52.3 billion and $58.6 billion at September 30, 2010 and December 31, 2009, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.1 million and $3.4 billion at September 30, 2010 and December 31, 2009, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances (other than preferred stock).

•	During the third quarter of 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America. At September 30, 2010, $750 million was outstanding under this agreement.

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HSBC Bank plc (“HBEU”). The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $5 million during the nine months ended September 30, 2009.

HSBC Finance Corporation

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $19 million during the nine months ended September 30, 2009.

•	We purchase securities from HSBC Securities (USA) Inc. (“HSI”) under an agreement to resell. Interest income recognized on these securities totaled $2 million and $5 million during the three and nine months ended September 30, 2010 and $2 million and $6 million during the three and nine months ended September 30, 2009, respectively, and is reflected as interest income paid to HSBC affiliates in the table above.

•	Support services from HSBC affiliates also include banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Employees of HSBC Finance Corporation participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America. See Note 13, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

•	Historically, we have utilized HSBC Markets (USA) Inc., (“HMUS”) to lead manage the underwriting of term debt issuances. There were no fees paid to the affiliate for such services during the nine months ended September 30, 2010 or 2009. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

•	We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During the three and nine months ended September 30, 2010, we recorded fees of $1 million and $4 million, respectively, for providing this guarantee, compared to $2 million and $5 million during the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the outstanding balance of the guaranteed notes was $1.5 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network during the three and nine months ended September 30, 2010 were $4 million and $18 million, respectively, and are included in insurance commission paid to HSBC Bank Canada in the table above. During the three and nine months ended September 30, 2009, fees paid for the distribution of insurance products totaled $4 million and $14 million, respectively.

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

Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses which are no longer considered central to our core operations. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

HSBC Finance Corporation

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

As discussed in Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements, our Auto Finance business, which was previously reported in the Consumer segment, is now reported as discontinued operations and is no longer included in our segment presentation.

In the second quarter of 2010, we revised the methodology used to allocate interest expense between our reportable segments. The new methodology recognizes that non-receivable assets and liabilities in each of our business segments have a shorter life than previously assumed and incorporates transfer pricing consistent with this revised forecasted life. There have been no other changes in our measurement of segment profit (loss) and, except as noted above, there have been no changes in the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(3)	Adjustments(4)	ifications(5)	Totals

	(in millions)

Three months ended September 30, 2010
Net interest income	$1,156	$599	$217	$-		$1,972	$(628)	$(76)	$(208)	$1,060
Other operating income (Total other revenues)	340	(4)	(544)	(6	)(1)	(214)	108	(1)	306	199

Total operating income (loss)	1,496	595	(327)	(6)		1,758	(520)	(77)	98	1,259
Loan impairment charges (Provision for credit losses)	487	1,402	(2)	-		1,887	(264)	(114)	-	1,509

	1,009	(807)	(325)	(6)		(129)	(256)	37	98	(250)
Operating expenses	487	222	36	(6)		739	(7)	22	98	852

Profit (loss) before tax	$522	$(1,029)	$(361)	$-		$(868)	$(249)	$15	$-	$(1,102)

Intersegment revenues	2	16	(12)	(6	)(1)	-	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	32,224	61,258	1,917	-		95,399	(23,650)	(497)	(1,875)	69,377
Assets	30,791	61,471	13,463	-	(2)	105,725	(23,024)	(4,092)	108	78,717

Three months ended September 30, 2009
Net interest income	$1,302	$727	$270	$-		$2,299	$(685)	$(53)	$(204)	$1,357
Other operating income (Total other revenues)	582	30	(1,575)	(8	)(1)	(971)	(46)	(1)	279	(739)

Total operating income (loss)	1,884	757	(1,305)	(8)		1,328	(731)	(54)	75	618
Loan impairment charges (Provision for credit losses)	1,172	1,753	1	-		2,926	(561)	(248)	-	2,117

	712	(996)	(1,306)	(8)		(1,598)	(170)	194	75	(1,499)
Operating expenses	460	230	51	(8)		733	6	39	75	853

Profit (loss) before tax	$252	$(1,226)	$(1,357)	$-		$(2,331)	$(176)	$155	$-	$(2,352)

Intersegment revenues	1	34	$(27)	(8	)(1)	-	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	39,323	78,811	1,099	-		119,233	(28,623)	(400)	(1,606)	88,604
Assets	37,192	76,001	13,959	(2	)(2)	127,150	(27,466)	(4,267)	(163)	95.254

Nine months ended September 30, 2010
Net interest income	$3,611	$1,763	$686	$-		$6,060	$(1,954)	$(270)	$(658)	$3,178
Other operating income (Total other revenues)	1,086	24	(807)	(19	)(1)	284	252	(21)	899	1,414

Total operating income (loss)	4,697	1,787	(121)	(19)		6,344	(1,702)	(291)	241	4,592
Loan impairment charges (Provision for credit losses)	1,808	4,484	(3)	-		6,289	(995)	(324)	-	4,970

	2,889	(2,697)	(118)	(19)		55	(707)	33	241	(378)
Operating expenses	1,427	655	137	(19)		2,200	(21)	112	241	2,532

Profit (loss) before tax	$1,462	$(3,352)	$(255)	$-		$(2,145)	$(686)	$(79)	$-	$(2,910)

Intersegment revenues	7	50	(38)	(19	)(1)	-	-	-	-	-
Nine months ended September 30, 2009
Net interest income	$3,940	$2,360	$763	$1		$7,064	$(1,994)	$(221)	$(521)	$4,328
Other operating income (Total other revenues)	1,810	22	(2,155)	(20)		(343)	263	(624)	846	142

Total operating income (loss)	5,750	2,382	(1,392)	(19)		6,721	(1,731)	(845)	325	4,470
Loan impairment charges (Provision for credit losses)	3,891	6,004	-	-		9,895	(2,061)	(668)	-	7,166

	1,859	(3,622)	(1,392)	(19)		(3,174)	330	(177)	325	(2,696)
Operating expenses	1,934	957	2,575	(21)		5,445	11	(493)	325	5,288

Profit (loss) before tax	$(75)	$(4,579)	$(3,967)	$2		$(8,619)	$319	$316	$-	$7,984

Intersegment revenues	4	100	(84)	(20	)(1)	-	-	-	-	-

HSBC Finance Corporation

(1)	Eliminates intersegment revenues.

(2)	Eliminates investments in subsidiaries and intercompany borrowings.

(3)	Management Basis Adjustments represent the GM and UP credit card Portfolios and the auto finance, private label and real estate secured receivables transferred to HSBC Bank USA.

(4)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(5)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net interest income

Effective interest rate – The calculation of effective interest rates under IFRS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net interest in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other revenues for IFRSs.

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

Other operating income (Total other revenues)

Present value of long-term insurance contracts – Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contract is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions plus a margin in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk free rate plus a margin for operational risk. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

		(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$5,700	$-	$6,404	$-
Available-for-sale investments	8	-	13	-
Long-term debt	-	4,166	-	4,678

Subtotal	5,708	4,166	6,417	4,678
Credit card collateralized funding vehicles:
Receivables, net	2,018	-	1,821	-
Long-term debt	-	195	-	-

Subtotal	2,018	195	1,821	-

Total	$7,726	$4,361	$8,238	$4,678

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged leases and investments in community partnerships that were not consolidated at September 30, 2010 or December 31, 2009 because we are not the primary beneficiary. At September 30, 2010, we have assets totaling $31 million on our consolidated balance sheet which represents our maximum exposure to loss for these VIEs.

Additionally, we are involved with other VIEs which currently provide funding to HSBC Bank USA through collateralized funding transactions. We have not consolidated these VIEs at September 30, 2010 or December 31, 2009 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts.

17.  Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period.

HSBC Finance Corporation

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

		(in millions)

Financial assets:
Cash	$174	$174	$289	$289
Interest bearing deposits with banks	15	15	17	17
Securities purchased under agreements to resell	4,795	4,795	2,850	2,850
Securities	3,422	3,422	3,187	3,187
Consumer receivables:
Mortgage Services:
First lien	13,130	9,053	15,244	8,824
Second lien	1,913	501	2,331	672

Total Mortgage Services	15,043	9,554	17,575	9,496
Consumer Lending:
First lien	29,199	21,235	32,751	20,918
Second lien	3,064	741	3,791	1,149

Total Consumer Lending real estate secured receivables	32,263	21,976	36,542	22,067
Non-real estate secured receivables	6,237	4,333	8,543	5,620

Total Consumer Lending	38,500	26,309	45,085	27,687
Credit card	8,827	8,748	9,905	9,358

Total consumer receivables	62,370	44,611	72,565	46,541
Receivables held for sale	4	4	3	3
Due from affiliates	137	137	123	123
Derivative financial assets	61	61	-	-
Financial liabilities:
Commercial paper	3,057	3,057	4,291	4,291
Due to affiliates	8,308	8,065	9,043	9,259
Long-term debt carried at fair value	22,962	22,962	26,745	26,745
Long-term debt not carried at fair value	34,945	34,056	42,135	40,346
Insurance policy and claim reserves	984	1,248	996	1,092
Derivative financial liabilities	-	-	60	60

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this

HSBC Finance Corporation

difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2010 and December 31, 2009 reflect these market conditions.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

						Total of
	Quoted Prices in					Assets
	Active Markets for	Significant Other	Significant			(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs			Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)		Fair Value

	(in millions)
September 30, 2010:
Derivative financial assets(1):
Interest rate swaps	$-	$1,501	$-	$		$1,501
Currency swaps	-	2,179	-			2,179
Foreign exchange forward	-	6	-			6
Derivative netting	-	-	-		(3,625)	(3,625)

Total derivative financial assets	-	3,686	-		(3,625)	61
Available-for-sale securities:
U.S. Treasury	328	-	-		-	328
U.S. government sponsored enterprises	-	319	2		-	321
U.S. government agency issued or guaranteed	-	13	-		-	13
Obligations of U.S. states and political subdivisions	-	31	-		-	31
Asset-backed securities	-	46	21		-	67
U.S. corporate debt securities	-	1,828	3		-	1,831
Foreign debt securities:
Government	7	84	-		-	91
Corporate	-	295	-		-	295
Equity securities	9	-	-		-	9
Money market funds	404	-	-		-	404
Accrued interest	1	31	-		-	32

Total available-for-sale securities	749	2,647	26		-	3,422

Total assets	$749	$6,333	$26		$(3,625)	$3,483

Long-term debt carried at fair value	$-	$(22,962)	$-		$-	$(22,962)
Derivative related liabilities(1):
Interest rate swaps	-	(1,364)	-		-	(1,364)
Currency swaps	-	(142)	-		-	(142)
Derivative netting	-	-	-		1,506	1,506

Total derivative related liabilities	-	(1,506)	-		1,506	-

Total liabilities	$-	$(24,468)	$-		$1,506	$(22,962)

December 31, 2009:
Derivative financial assets
Interest rate swaps	$-	$1,288	$-		$-	$1,288
Currency swaps	-	2,616	-		-	2,616
Foreign exchange forward	-	-	-		-	-
Derivative netting	-	-	-		(3,904)	(3,904)

Total derivative financial assets	-	3,904	-		(3,904)	-
Available-for-sale securities:
U.S. Treasury	196	-	-		-	196
U.S. government sponsored enterprises	21	74	2		-	97
U.S. government agency issued or guaranteed	-	21	-		-	21
Obligations of U.S. states and political subdivisions	-	31	1		-	32
Asset-backed securities	-	57	26		-	83
U.S. corporate debt securities	-	1,704	20		-	1,724
Foreign debt securities
Government	10	67	-		-	77
Corporate	-	289	-		-	289
Equity securities	-	12	-		-	12
Money market funds	627	-	-		-	627
Accrued interest	1	28	-		-	29

Total available-for-sale securities	855	2,283	49		-	3,187

Total assets	$855	$6,187	$49		$(3,904)	$3,187

HSBC Finance Corporation

					Total of
	Quoted Prices in				Assets
	Active Markets for	Significant Other	Significant		(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs		Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)	Fair Value

	(in millions)
Long-term debt carried at fair value	$-	$(26,745)	$-	$-	$(26,745)
Derivative related liabilities
Interest rate swaps	-	(473)	-	-	(473)
Currency swaps	-	(117)	-	-	(117)
Foreign Exchange Forward	-	(10)	-	-	(10)
Derivative netting	-	-	-	540	540

Total derivative related liabilities	-	(600)	-	540	(60)

Total liabilities	$-	$(27,345)	$-	$540	$(26,805)

(1)	Represents counter party and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at September 30, 2010:

	Level 2	Level 3	Total

	(in millions)

AAA to AA(1)	$386	$-	$386
A+ to A-(1)	1,273	-	1,273
BBB+ to Unrated(1)	169	3	172

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Into/Out of Level 1 and Level 2 Transfers from Level 1 (quoted unadjusted prices in active markets for identical assets or liabilities) to Level 2 (using inputs that are observable for the identical asset or liability, either directly or indirectly) totaled $59 million during the three months ended September 30, 2010 and transfers from Level 2 to Level 1 totaled $9 million during the three months ended September 30, 2010 as a result of reclassifications in certain product groupings. There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2009.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2010 and 2009.

		Total Gains and
		(Losses)
		Included in
				Other				Transfers	Transfers		Current Period
	July 1,			Comp.				Into	Out of	September 30	Unrealized
	2010	Income		Income	Purchases	Issuances	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2		$-	$-	$-	$-	$-	$-	$-	$2	$-
Obligations of U.S. states and political subdivisions	-		-	-	-	-	-	-	-	-	-
Asset-backed securities	24		-	(3)	-	-	-	-	-	21	1
U.S. corporate debt securities	3		-	-	-	-	-	-	-	3	-

Total assets	$29	$		$(3)	$-	$-	$-	$-	$-	$26	$1

HSBC Finance Corporation

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	July 1,		Comp.				Into	Out of	September 30	Unrealized
	2009	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
State and Municipal	-	-	-	-	-	-	1	-	1	-
Asset-backed securities	36	-	(1)	-	-	-	3	(8)	30	7
U.S. corporate debt securities	45	-	1	-	-	-	32	(38)	40	2
Foreign debt securities	6	-	-	-	-	-	-	(6)	-	-
Equity Securities	5	-	-	-	-	(5)	-	-	-	-
Accrued interest	1	-	-	-	-	-	-	-	1	-

Total assets	$95	$-	$-	$-	$-	$(5)	$36	$(54)	$72	$9

		Total Gains and
		(Losses)					Transfers	Transfers
		Included in					Out of	Out of
			Other				Level 2	Level 3		Current Period
	Jan. 1,		Comp.				and Into	and Into	September 30	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 2	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$2	$(2)	$2	$1
Obligations of U.S. states and political subdivisions	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(7)	-	-	-	2	-	21	3
U.S. corporate debt securities	20	-	-	-	-	-	8	(25)	3	-

Total assets	$49	$-	$(7)	$-	$-	$(1)	$12	$(27)	$26	$4

		Total Gains and
		(Losses) Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	September 30	Unrealized
	2009	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2009	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$2	$(2)	$-	$-
State and municipal	-	-	-	-	-	-	1	-	1	-
Asset-backed securities	38	-	(6)	-	-	-	26	(28)	30	4
U.S. corporate debt securities	84	-	1	5	-	-	86	(136)	40	2
Foreign debt securities	-	-	1	-	-	-	5	(6)	-	-
Equity Securities	51	(7)	-	5	-	(49)	-	-	-	-
Accrued interest	2	-	-	-	-	-	-	(1)	1	-

Total assets	$175	$(7)	$(4)	$10	$-	$(49)	$120	$(173)	$72	$6

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) For the	(Losses) For the
	of September 30, 2010				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2010	September 30, 2010

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$4	$4	$-	$2

Real estate owned(1)	$-	$994	$-	$994	$(58)	$(139)

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as				(Losses) For the	(Losses) For the
	of September 30, 2009				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2009	September 30, 2009

	(in millions)

Real estate secured	$-	$-	$6	$6	$(1)	$(8)
Credit cards	-	-	556	556	(3)	(331)

Total receivables held for sale at fair value	$-	$-	$562	$562	$(4)	$(339)

Real estate owned(1)	$-	$684	$-	$684	$(41)	$(189)

Goodwill(2)	$-	$-	$-	$-	$-	$(2,294)

Intangible assets(2)	$-	$-	$-	$-	$-	$(14)

(1)	Real estate owned are required to be reported on the balance sheet net of transaction costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	During the nine months ended September 30, 2009, goodwill with a carrying amount of $260 million allocated to our Insurance Services business was written down to its implied fair value of $0 million. Additionally, during the nine months ended September 30, 2009, goodwill with a carrying amount of $2.0 billion allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million. Additionally, technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million during the nine months ended September 30, 2009. No write-down of goodwill or intangible assets occurred during the three or nine months ended September 30, 2010.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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

We accrue for litigation-related liabilities when it is probable that such a liability has been incurred and the amount of the loss can be reasonably estimated. While the outcome of litigation is inherently uncertain, we believe, in light of all information known to us at September 30, 2010, that our litigation reserves are adequate at such date. We review litigation reserves at least quarterly, and the reserves may be increased or decreased in the future to reflect further relevant developments. We believe that our defenses to the claims asserted against us in our currently active litigation have merit and any adverse decision should not materially affect our consolidated financial condition. However, losses may be material to our results of operations for any particular future periods depending on our income level for that period.

On May 7, 2009, the jury in the class action Jaffe v. Household International Inc., et. al returned a verdict partially in favor of the plaintiffs with respect to Household International and three former officers for certain of the claims arising out of alleged false and misleading statements made in connection with certain activities of Household International, Inc. between July 30, 1999 and October 11, 2002. Despite the verdict at the District Court level, we continue to believe, after consultation with counsel, that neither Household nor its former officers committed any wrongdoing and that the Seventh Circuit Court of Appeals will reverse the trial Court verdict upon appeal. As such, it is not probable a loss has been incurred as of September 30, 2010 as a result of this verdict. Therefore, no loss accrual was established as a result of the verdict.

19.  New and Proposed Accounting Pronouncements

Accounting for transfers of financial assets In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provides additional guidance with regard to the accounting for transfers of financial assets. The guidance is effective for all interim and annual periods beginning after November 15, 2009. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have any impact on our financial position or results of operations.

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

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for those transfers. It also requires Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance is effective for interim and annual financial periods beginning after December 15, 2009 except for the requirement to present the Level 3 reconciliation on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in its entirety effective January 1, 2010. See Note 17, “Fair Value Measurements” in these consolidated financial statements.

HSBC Finance Corporation

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarifies that an SEC filer is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminates the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of credit derivatives embedded in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact to our financial position or results of operations.

Loan Modification In April 2010, the FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for loan modifications for those loans that are acquired with deteriorating credit quality and accounted for on a pool basis occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. This update did not have an impact on our financial position or results of operations.

Credit Quality and Allowance for Credit losses Disclosures In July 2010, the FASB issued an Accounting Standards Update to provide more transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update amends the existing disclosure requirements by requiring an entity to provide a greater level of disaggregated information to assist financial statement users in assessing its credit risk exposures and evaluating the adequacy of its allowance for credit losses. Additionally, the update requires an entity to disclose credit quality indicators, past due information, and modification information of its financing receivables. The amendment is effective beginning in interim and annual reporting periods ending on or after December 15, 2010 with disclosures about activity that occurs during a reporting period effective for interim and annual reporting periods beginning on or after December 15, 2010.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts In October 2010, the FASB issued guidance which amends the accounting rules that define which costs associated with acquiring or renewing insurance contracts qualify as deferrable acquisition costs by insurance entities. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Early adoption is permitted, but must be applied as of the beginning of an entity’s annual reporting period. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In October 2010, the FASB issued a Proposed Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. For purposes of identifying and disclosing troubled debt restructurings, the proposed clarifications would be effective for interim and annual reporting periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the proposed clarifications would be effective on a prospective basis for interim and annual periods ending after June 15, 2011, with retrospective application permitted. If an entity applies the proposed clarifications prospectively for impairment measurement, it must disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered to be impaired as a result of these clarifications. We are currently evaluating the potential impact of adopting this Proposed Accounting Standards Update in the event this proposal were to be approved.

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

Current Environment During the first nine months of 2010, economic conditions in the United States generally continued to improve, although the pace of improvement began to slow during the second quarter which continued into the third quarter. Liquidity has returned to the financial markets for most sources of funding except for mortgage securitization and companies are generally able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. European sovereign debt fears triggered by Greece in May 2010, which translated into increased borrowing costs in the U.S. during the second quarter of 2010, have now subsided. During the first half of 2010, housing prices stabilized in many markets and began to recover in others, particularly in the middle and lower price sectors, as the first-time homebuyer tax credit and low interest rates attributable to government monetary policy actions served as stabilizing forces in improving home sales. However, in the third quarter of 2010, we again began to see home price declines in many markets as the homebuyer tax credit has now ended and housing prices remain under pressure due to elevated foreclosure levels. It remains to be seen if the deterioration in home prices will continue through the remainder of 2010. If this occurs, we expect our loss severities to increase.

In October 2010, certain large mortgage servicers announced investigations into their internal servicing operations. As reported, these investigations centered around foreclosure processing and, shortly thereafter, these servicers also announced the temporary national suspension of foreclosure activity. The attorneys general of all states and various state and federal regulators and policymakers have since initiated inquiries concerning foreclosure procedures for single family mortgage loans. We, as well as many other servicers, are responding to applicable inquiries. In certain instances, the attorneys general and other regulators have requested that foreclosure proceedings be placed on hold pending review by each servicer of its practices. Based on our review to date, we have found no systemic concerns with our foreclosure processes, nor have we found instances of “robo-signing”, and as a result, we have not suspended foreclosures. Certain courts have issued new rules relating to foreclosures and we anticipate that scrutiny of foreclosure documentation will increase. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue, there could be an extended delay in the processing of foreclosures, which could have an adverse impact upon housing prices which may lead to higher loss severities and REO expenses.

HSBC Finance Corporation

Despite positive job creation in the first half of 2010, the economy began to lose jobs again in the third quarter as job creation in the private sector, while positive, slowed and was more than offset by reductions in temporary government related jobs which has again raised fears as to how pronounced any economic recovery may be. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.6 percent in September 2010, an increase of 10 basis points during the quarter and a decrease of 40 basis points since December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 14 states are greater than the U.S. national average. The increases in unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment rates in 6 states are at or above 11 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Although we noted signs of improvement in mortgage lending industry trends during the first nine months of 2010, we continue to be affected by the following:

>	Overall levels of delinquencies remain elevated;

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

>	While home prices began to stabilize in most markets during the first half of 2010, we again began to see home price declines in many markets during the third quarter of 2010 as home prices continue to remain under pressure due to elevated foreclosure levels and the expiration of the homebuyer tax credit;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvements in unemployment rates and a sustained recovery of the housing market remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in already low consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Although consumer confidence has improved from the levels seen early in 2009, it remains low on a historical basis with September levels consistent with that experienced early in 2010. Weak consumer fundamentals, including declines in wage income, reduced consumer spending, declines in wealth and a difficult job market, continue to depress consumer confidence. Additionally there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with general economic weakness and the impact of recent regulatory changes will continue to impact our results in 2010, the degree of which is largely dependent upon the nature and extent of the economic recovery.

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law and became fully effective. For a discussion of the CARD Act as well as the impact to our operations, see “Segment Results – IFRS Management Basis.”

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our business and the business of our affiliates.

HSBC Finance Corporation

For instance, over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America Holdings Inc. (“HSBC North America”), which will require a minimum leverage ratio of five percent and a total risk-based capital ratio of ten percent.

In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50.0 billion that is found to pose a grave threat to financial stability. Large bank holding companies, such as HSBC North America, will also be required to file resolution plans and identify how insured bank subsidiaries are adequately protected from risk of other affiliates. The Federal Reserve Board will also adopt a series of increased supervisory standards to be followed by large bank holding companies. Additionally, activities of bank holding companies, such as the ability to acquire U.S. banks or to engage in non-banking activities, will be more directly tied to examination ratings of “well-managed” and “well capitalized.” There are also provisions in the Act which relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

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

The legislation has created the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB will be a new independent bureau within the Federal Reserve Board and will act as a single primary Federal consumer protection supervisor to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers.

The legislation codifies the current standard of federal preemption with respect to national banks. However, the Office of the Comptroller of the Currency (“OCC”) is limited in the extent to which it can make preemption decisions with respect to state consumer financial laws. When subject to judicial review, such OCC’s preemptive decisions must be supported by “substantial evidence” that they comply with the preemptive standard. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state regulations. It is too early to determine how far reaching and deeply the limitations on federal preemption will impact our business and our competitors’ businesses.

The legislation contains many other consumer related provisions including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. There are also numerous revised servicing requirements for mortgage loans.

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

HSBC Finance Corporation

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

As discussed in this and prior filings, during the past few years we have made numerous strategic decisions regarding our operations, with the intent to lower the risk profile of our operations as well as reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. As a result of these strategic decisions, our core lending operations currently consist of our credit card and retail services business. Our lending products currently include primarily MasterCard and Visa credit cards and private label credit cards. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our core credit card receivable portfolio totaled $9.9 billion at September 30, 2010 reflecting a decrease of 15 percent since December 31, 2009. This decrease is a continuation of the decline that began during the fourth quarter of 2007 as the result of numerous actions we have taken to manage risk, including reduced marketing levels as well as during 2010, an increased focus by consumers to reduce outstanding credit card debt.

Our Consumer Lending and Mortgage Services businesses are not considered central to our core operations. As a result, the real estate secured and personal non-credit card receivable portfolios of these non-core businesses, which totaled $59.5 billion at September 30, 2010, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs which are designed to maximize cash collections and avoid foreclosure if economically reasonable, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the receivable portfolios of our non-core businesses to decline between 50 percent and 60 percent over the next five years and be comprised primarily of real estate secured receivables at the end of this period. Attrition will not be linear during this period. Over the near term, charge-off related receivable run-off is expected to remain elevated due to the economic environment. Run-off is expected to later slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

In August 2010, we sold the remainder of our auto finance receivable portfolio and as a result, our non-core Auto Finance business is now reported as discontinued operations. See Note 2, “Discontinued Operations, in the accompanying consolidated financial statements for a full discussion of this transaction.

We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the credit card industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, asset levels and further alterations or refinement of product offerings as we work to reposition our active businesses for long-term success. Although nothing is currently contemplated, we continue to evaluate additional ways to identify strategic opportunities with HSBC Bank USA, within the regulatory framework.

Performance, Developments and Trends Our net loss was $751 million and $1.9 billion during the three and nine months ended September 30, 2010, respectively, compared to a net loss of $1.2 billion and $6.6 billion during the three and nine months ended September 30, 2009. As discussed above, in August 2010, we sold the remainder of our auto finance receivable portfolio and as a result our Auto Finance business is now reported as discontinued operations and recorded a net loss of $43 million as a result of this transaction. See Note 2, “Discontinued Operations, in the accompanying consolidated financial statements for a full presentation of the components of the

HSBC Finance Corporation

income (loss) from discontinued operations. The following discussion of our financial performance in this MD&A excludes the results of our discontinued operations unless otherwise noted.

Loss from continuing operations was $709 million and $1.8 billion during the three and nine months ended September 30, 2010, respectively, compared to a loss from continuing operations of $1.2 billion and $6.6 billion during the three and nine months ended September 30, 2009. With the exception of the three months ended September 30, 2010, our results in all periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option. Additionally, during the nine months ended September 30, 2009, our results were significantly impacted by goodwill and other intangible asset impairment charges. The collective impact of these items should be excluded to understand the underlying performance trends of our business. The following table summarizes the collective impact of these items on our loss from continuing operations before income tax for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Loss from continuing operations before income tax, as reported	$(1,102)	$(2,352)	$(2,910)	$(7,984)
(Gain) loss in value of fair value option debt and related derivatives	1	1,247	(602)	1,904
Goodwill and other intangible asset impairment charges	-	-	-	2,308

Loss from continuing operations before income tax, excluding above items(1)	$(1,101)	$(1,105)	$(3,512)	$(3,772)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the above table, our results for the nine months ended September 30, 2010 improved $260 million compared to the year-ago period as lower net interest income, lower other revenues including lower derivative related income were more than offset by a significantly lower provision for credit losses and lower operating expenses. Excluding the collective impact of the items in the above table, our loss from continuing operations before tax was essentially flat during the three months ended September 30, 2010 as compared to the prior year quarter as the lower provision for credit losses was offset by lower net interest income and lower other revenues including lower derivative related income. Our results in both periods were impacted by significantly lower derivative related income reflecting the impact of decreasing interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio which resulted in losses of $343 million and $795 million during the three and nine months ended September 30, 2010 as compared to a loss of $141 million during the three months ended September 30, 2009 and a gain of $79 million during the nine months ended September 30, 2009. We increased our portfolio of pay fixed/receive variable interest rate swaps by $840 million and $2.1 billion during the three and nine months ended September 30, 2010 as these positions acted as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets although they did not qualify as effective hedges under hedge accounting principles.

The underlying performance trends of our business have also been impacted by changes to our charge-off policies for our real estate secured and personal non-credit card receivables in December 2009 (the “December 2009 Charge-off Policy Changes”). Beginning in December 2009, we now write down real estate secured receivables to net realizable value less estimated cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent. As a result of these actions, delinquent real estate secured and personal non-credit card receivables charge-off earlier during the first nine months of 2010 than in the historical periods. See our 2009 Form 10-K for further discussion of these policy changes.

HSBC Finance Corporation

Net interest income decreased during the three and nine months ended September 30, 2010 as compared to the year-ago periods primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts, an increased focus by consumers to reduce outstanding credit card debt and lower overall receivable yields due to lower yields in our real estate secured receivable portfolio partially offset by higher yields in our credit card and personal non-credit card receivable portfolios as discussed more fully below. Overall receivable yields were also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect historically low interest rates consistent with the Federal Reserve Bank’s monetary policy. These decreases were partially offset by lower interest expense in both periods due to lower average borrowings and, in the year-to-date period, lower average rates. During the current quarter, average interest rates on borrowings were slightly higher as a result of a change in mix in outstanding borrowings.

While overall yields on our receivable portfolio decreased, receivable yields vary between receivable products. Lower yields in our real estate secured receivable portfolio reflects the impact of an increase in the expected lives of receivables in payment incentive programs since September 30, 2009 and the impact of the December 2009 Charge-off Policy Changes as these receivables now charge-off earlier than in the historical periods which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Lower yields in our real estate secured receivable portfolio were partially offset during the three month period by reduced levels of modified receivables due to charge-off as well as declines in new modification volumes. Yields on our credit card receivable portfolio increased during both the three and nine months ended September 30, 2010 as a result of repricing initiatives during the fourth quarter of 2009 which were partially offset by the implementation of certain provisions of the new credit card legislation including restrictions impacting repricing of delinquent accounts. We anticipate credit card receivable yields in future periods may continue to be negatively impacted by various provisions of the new credit card legislation which require certain rate increases to be periodically re-evaluated. Yields in our personal non-credit card portfolio increased during both periods as a result of significantly lower levels of nonaccrual receivables, partially offset by the impact of the December 2009 Charge-off Policy Changes as discussed above.

Net interest margin was 5.37 percent and 5.17 percent during the three and nine months ended September 30, 2010, respectively, compared to 5.60 percent and 5.68 percent during the year-ago periods. Net interest margin decreased in both periods due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower overall funding costs as a percentage of average interest earning assets.

Other revenues during both periods were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain (loss) on debt designated at fair value and related derivatives from both periods, other revenues decreased during the three and nine months ended September 30, 2010 primarily driven by significantly lower derivative-related income as discussed above, lower fee income and to a lesser extent, lower enhancement services revenues and, in the year-to-date period, lower Taxpayer Financial Services (“TFS”) revenue, partially offset in the year-to-date period by lower fair value write-downs on receivables held for sale. Lower fee income in both periods reflects lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and the impact from the implementation of new credit card legislation which resulted in lower late and overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. Lower enhancement services revenue reflects the impact of lower credit card receivable levels. Lower TFS revenues in the year-to-date period reflect changes in the way this program is jointly managed between us and HSBC Bank USA, as well as lower loan volumes in the 2010 tax season. Lower fair value markdowns during both periods reflect a smaller portfolio of held for sale receivables than during the year-ago periods. See “Results of Operations” for a more detailed discussion of other revenues.

Our provision for credit losses decreased significantly during the three and nine months ended September 30, 2010 as compared to the year-ago periods as a result of a lower provision for credit losses in our core credit card

HSBC Finance Corporation

receivable portfolio as well as lower provision for credit losses in our non-core Mortgage Services and Consumer Lending businesses as discussed below.

•	Provision for credit losses in our core credit card receivable portfolio decreased $219 million and $672 million during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates continue to remain strong. The impact on credit card receivable losses from the current economic environment, including high unemployment rates, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses in our Mortgage Services business decreased $108 million and $352 million during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as the portfolio continues to liquidate, lower delinquency levels as compared to the year-ago periods, improvements in economic conditions since the year-ago periods and a higher percentage of charge-offs that were on first lien loans which generally have lower loss severities than second lien loans. The decreases in both periods also reflect lower loss estimates on troubled debt restructurings (“TDR Loans”), partially offset by the impact of elevated unemployment levels and lower receivable prepayments. Total loss severities have improved in both periods as compared to the year-ago periods as severities on foreclosed loans were lower as home prices stabilized in many markets and began to recover in others as compared to prior year levels. Improvements in total loss severities since the year-ago periods also reflect an increase in the number of properties for which we accepted a deed to the property in lieu of payment (also referred to as “deed-in-lieu”) and an increase in the number of properties for which we agreed to allow the borrower to sell the property for less than the current outstanding receivable balance (also referred to as a “short sale”), both of which result in lower losses compared to foreclosed loans.

•	The provision for credit losses in our Consumer Lending business decreased $281 million and $1.2 billion during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as both the real estate secured and personal non-credit card receivable portfolios continue to liquidate, lower delinquency levels as compared to the year-ago periods and improvements in economic conditions since the year-ago periods. The decrease in provision for real estate secured receivables also reflects a higher percentage of charge-offs on first lien loans which generally have lower loss severities than second lien loans. Total loss severities have improved in both periods as compared to the year-ago periods as severities on foreclosed loans were lower as home prices stabilized in many markets and began to recover in others as compared to prior year levels. Improvements in total loss severities since the year-ago periods also reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to foreclosed loans. The decreases in both periods also reflect lower loss estimates on TDR Loans, partially offset by lower receivable prepayments, portfolio seasoning and higher levels of unemployment. The decrease in the provision for credit losses for personal non-credit card receivables reflects lower receivable levels, lower delinquency levels and improvements in economic conditions as well as during the three months ended September 30, 2010 lower reserve requirements on TDR Loans.

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

During the three and nine months ended September 30, 2010, the provision for credit losses was $427 million and $2.1 billion, respectively, lower than net charge-offs. Lower credit loss reserves at September 30, 2010 reflect lower

HSBC Finance Corporation

receivable levels, improved economic and credit conditions including lower delinquency levels as compared to the prior year periods and overall improvements in loss severities during the first nine months of 2010. These conditions resulted in an overall improved outlook on future loss estimates. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Real Estate Secured Receivables(1)				Credit Card
	Consumer Lending		Mortgage Services		Receivables
	2010	2009	2010	2009	2010	2009

	(in millions)

Credit loss reserves at July 1,	$2,588	$4,283	$1,897	$3,529	$1,298	$2,076
Provision for credit losses	600	467	444	552	205	424
Charge-offs	(718)	(487)	(505)	(587)	(419)	(586)
Recoveries	16	12	11	9	58	51

Credit loss reserves at September 30,	$2,486	$4,275	$1,847	$3,503	$1,142	$1,965

	Real Estate Secured Receivables(1)				Credit Card
	Consumer Lending		Mortgage Services		Receivables
	2010	2009	2010	2009	2010	2009

	(in millions)

Credit loss reserves at January 1,	$3,047	$3,392	$2,384	$3,726	$1,824	$2,258
Provision for credit losses	1,832	2,218	1,204	1,556	685	1,357
Charge-offs	(2,438)	(1,357)	(1,781)	(1,803)	(1,544)	(1,809)
Recoveries	45	22	40	24	177	159

Credit loss reserves at September 30,	$2,486	$4,275	$1,847	$3,503	$1,142	$1,965

(1)	Credit loss reserves since September 30, 2009 were significantly impacted by changes in our charge-off policies for real estate secured receivables which impacts comparability between periods. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion.

Total operating expenses during the nine months ended September 30, 2009 were significantly impacted by the following items which impact comparability between periods:

•	Restructuring charges totaling $152 million primarily recorded during the first nine months of 2009, related to the decision to discontinue all new customer account originations for our Consumer Lending business and to close the Consumer Lending branch offices. See Note 3, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision;

•	Goodwill impairment charges of $2.3 billion during the nine months ended September 30, 2009 related to our Card and Retail Services and Insurance Services businesses. Additionally, during the nine months ended September 30, 2009, impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items in the prior year period, total operating expenses decreased $296 million, or 10 percent during the nine months ended September 30, 2010 primarily due to lower salary expense reflecting reduced headcount reflecting the further reduced scope of our business operations since March 2009 and continued entity-wide initiatives to reduce costs as well as lower occupancy and equipment expenses and lower real estate owned (“REO”) expenses. These decreases were partially offset by higher collection costs, higher marketing expenses for credit card receivables and higher support services from HSBC affiliates. Total operating expenses were essentially flat during the three months ended September 30, 2010, as the lower salary expense and the impact of initiatives to reduce costs as discussed above

HSBC Finance Corporation

were largely offset by higher REO expenses due to higher losses on REO sales as a result of lower home prices in the current quarter, and a significant increase in the number of REO properties held and, to a lesser extent, higher occupancy and equipment expenses. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate from continuing operations was 35.7 percent and 36.5 percent for the three and nine months ended September 30, 2010, respectively, compared to 47.5 percent and 17.4 percent in the year-ago periods. The effective tax rate for the three and nine months ended September 30, 2010 was impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. The effective tax rate for the three and nine months ended September 30, 2009 was significantly impacted by the incremental valuation allowance on deferred tax assets recorded in 2009 and, in the year-to-date period, the non-deductible impairment of goodwill related to the Card and Retail Services and Insurance Services businesses as well as by state taxes, including states where we file combined unitary state returns with other HSBC affiliates against deferred tax assets. The effective tax rate for the nine months ended September 30, 2009 was also impacted by a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(dollars are in millions)

Loss from continuing operations	$(709)	$(1,234)	$(1,848)	$(6,592)
Return on average owned assets (“ROA”)	(3.41)%	(4.88)%	(2.81)%	(8.11)%
Return on average common shareholder’s equity (“ROE”)	(42.46)	(52.07)	(34.85)	(77.11)
Net interest margin	5.37	5.60	5.17	5.68
Consumer net charge-off ratio, annualized	10.88	10.09	12.57	9.65
Efficiency ratio(1)	66.72	141.37	53.98	118.95

	September 30,	December 31,
	2010	2009

	(dollars are in millions)

Receivables:
Core(2)	$9,888	$11,626
Non-core(3)	59,489	70,071

Total	$69,377	$81,697

Two-month-and-over contractual delinquency ratio for continuing operations	14.55%	14.74%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	Core receivables consist of our credit card receivable portfolios.

(3)	Non-core receivables consist primarily of the run-off receivable portfolios in our Consumer Lending and Mortgage Services businesses.

Performance Ratios Our efficiency ratio from continuing operations during the three and nine months ended September 30, 2010 and 2009 was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the nine months ended September 30, 2009 was also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly during both the quarter and year-to-date period. The deterioration in the year-to-date period reflects significantly lower net interest income and other revenues driven by receivable portfolio liquidation, declining overall yields on our real estate secured receivable portfolio, lower derivative-related income and lower fee income which outpaced the decrease in operating expenses. The deterioration was slightly higher during the current quarter as operating expenses were essentially flat as a result of higher REO expenses and marketing expenses during the quarter.

HSBC Finance Corporation

Our return on average common shareholder’s equity (“ROE”) was (42.46) percent and (34.85) percent for the three and nine months ended September 30, 2010 compared to (52.07) percent and (77.11) percent in the year-ago periods. Our return on average owned assets (“ROA”) was (3.41) percent and (2.81) percent for the three and nine months ended September 30, 2010 compared to (4.88) percent and (8.11) percent in the year-ago periods. ROE and ROA were impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the nine months ended September 30, 2009 was also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items, ROE decreased significantly during the three and nine months ended September 30, 2010 as compared to the year-ago periods and ROA decreased 171 basis points and 145 points during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in ROE and ROA in both periods was driven by lower average earning assets in both periods which outpaced the change in our net loss.

Receivables Receivables were $69.4 billion, $72.8 billion and $81.7 billion at September 30, 2010, June 30, 2010 and December 31, 2009, respectively. The decrease in our core credit card receivable portfolio since June 30, 2010 and December 31, 2009 reflects the continuing impact of actions taken to mitigate risk and an increased focus of consumers to reduce outstanding credit card debt. The decrease in our non-core receivable portfolios since December 31, 2009 reflects the continued liquidation of these portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by declines in loan prepayments as refinancing opportunities for our customers continue to decrease and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale for continuing operations (“delinquency ratio”) increased to 14.55 percent at September 30, 2010 compared to 13.67 percent at June 30, 2010 and decreased from 14.74 percent at December 31, 2009. Higher dollars of delinquency as compared to the prior quarter reflects higher dollars of delinquency in our real estate secured receivable portfolio, partially offset by lower delinquency levels in our credit card and personal non-credit card receivable portfolios. Portfolio seasoning and seasonal trends for higher delinquency during the second half of the year contributed to the increase in delinquency levels for real estate secured receivables during the quarter. A significant portion of the increase in dollars of delinquency in our real estate secured receivable portfolio is associated with receivables carried at the lower of cost or net realizable value less cost to sell due to an increase in late-stage delinquency roll rates as well as lower subsequent charge-offs on accounts which have been carried at net realizable value less cost to sell for a period of time. Lower dollars of delinquency in our credit card and personal non-credit card receivable portfolios as compared to the prior quarter reflect lower receivable levels due to lower origination volumes in our credit card receivable portfolio and continued liquidation of our non-credit card receivable portfolio as well as improved early stage delinquency roll rates, partially offset by seasonal trends for higher delinquency during the second half of the year. As compared to December 31, 2009, lower overall dollars of delinquency also reflect seasonal paydowns earlier in the year. As compared to June 30, 2010, the delinquency ratio increased driven by higher real estate secured receivable delinquency levels and lower receivable levels. As compared to December 31, 2009, the delinquency ratio decreased as dollars of delinquency decreased at faster pace than receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Dollars of net charge-offs of consumer receivables from continuing operations decreased as compared to the prior quarter and prior year quarter. Net charge-offs of consumer receivables as a percentage of average consumer receivables from continuing operations (“net charge-off ratio”) decreased as compared to the prior quarter, but increased as compared to the prior year quarter. As compared to the prior quarter, lower dollars of net charge-offs reflect lower average receivable levels for all products and lower delinquency levels for our credit card and personal non-credit card receivable portfolios. As compared to the prior year quarter, the decrease in dollars of net charge-offs reflects lower average receivable levels and lower delinquency levels for all products. Real estate secured receivable net charge-off dollars as compared to the prior year quarter also reflect a higher percentage of charge-offs on first lien loans which generally have lower loss severities than second lien loans. The net charge-off ratio decreased as compared to June 30, 2010 as dollars of net charge-off decreased at a faster pace than average receivable levels. The increase in the net charge-off ratio as compared to the prior year quarter reflects the impact of

HSBC Finance Corporation

the charge-off policy changes discussed above as well as the impact of lower average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

We anticipate delinquency and charge-off levels will remain elevated during the remainder of 2010. The extent to which delinquency and charge-off levels remain elevated will be determined by certain factors, including the pace and extent of recovery from the recent economic recession, unemployment levels, consumer confidence, volatility in energy and home prices and corporate earnings which will continue to influence the U.S. economic recovery and the capital markets.

Funding and Capital During the nine months ended September 30, 2010, HSBC Investments (North America) Inc. (“HINO”) made a capital contribution to us totaling $200 million to support ongoing operations and to maintain capital at levels we believe are prudent in the current market environment. Until we return to profitability, HSBC’s continued support is required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

The tangible common equity to tangible assets ratio was 7.11 percent and 7.60 percent at September 30, 2010 and December 31, 2009, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

		(in millions)

Net loss – U.S. GAAP basis	$(751)	$(1,181)	$(1,875)	$(6,643)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(4)	(3)	(12)	6
Intangible assets	9	11	28	32
Loan origination	3	13	13	44
Loan impairment	(28)	(6)	(25)	21
Loans held for sale	(11)	(110)	(44)	(84)
Interest recognition	1	(4)	1	(7)
Other-than-temporary impairments on available-for-sale securities	1	-	2	9
Securities	-	3	15	(65)
Present value of long term insurance business	(5)	5	3	48
Goodwill and intangible asset impairment charges	-	-	-	(615)
Pension and other postretirement benefit costs	7	5	49	27
Loss on sale of auto finance receivables and other related assets	(13)	-	(47)	-
Other	10	(19)	17	(31)

Net loss – IFRSs basis	(781)	(1,286)	(1,875)	(7,258)
Tax benefit – IFRSs basis	431	1,185	1,077	1,336

Loss before tax – IFRSs basis	$(1,212)	$(2,471)	$(2,952)	$(8,594)

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

Present value of long-term insurance contracts – Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contract is determined by discounting future cash flows expected to emerge from business currently in

HSBC Finance Corporation

force using appropriate assumptions plus a margin in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk free rate plus a margin for operational risk. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.

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

Loss on sale of auto finance receivables and other related assets – The differences in the loss on sale of the auto finance receivables between IFRSs and U.S. GAAP primarily reflect the differences in loan impairment provisioning between IFRSs and U.S. GAAP as discussed above. These differences resulted in a higher loss under IFRSs, as future recoveries are accrued for on a discounted basis.

Other – There are other differences between IFRSs and U.S. GAAP including purchase accounting and other miscellaneous items.

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are also summarized in Note 15, “Business Segments,” in the accompanying consolidated financial statements.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at September 30, 2010 and increases (decreases) over prior periods:

		Increases (Decreases) From
	September 30,	June 30, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Receivables:
Core receivable portfolios:
Credit card	$9,888	$(231)	(2.3)%	$(1,738)	(14.9)%
Non-core receivable portfolios:
Real estate secured(1)(2)	51,628	(2,455)	(4.5)	(7,907)	(13.3)
Personal non-credit card	7,816	(716)	(8.4)	(2,670)	(25.5)
Commercial and other	45	(3)	(6.3)	(5)	(10.0)

Total non-core receivable portfolios	59,489	(3,174)	(5.1)	(10,582)	(15.1)

Total receivables	$69,377	$(3,405)	(4.7)%	$(12,320)	(15.1)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	September 30,	June 30, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Mortgage Services	$16,875	$(950)	(5.3)%	$(3,066)	(15.4)%
Consumer Lending	34,746	(1,505)	(4.2)	(4,840)	(12.2)
All other	7	-	-	(1)	(12.5)

Total real estate secured	$51,628	$(2,455)	(4.5)%	$(7,907)	(13.3)%

(2)	At September 30, 2010, June 30, 2010 and December 31, 2009, real estate secured receivables includes $4.9 billion, $4.6 billion and $3.4 billion, respectively, of receivables that have been written down to their net realizable value less cost to sell in accordance with our existing charge-off policy.

Core credit card receivables Credit card receivables have decreased since June 30, 2010 and December 31, 2009 as a result of actions taken beginning in the fourth quarter of 2007 to manage risk including tightening initial credit lines and sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing marketing levels, as well as an increased focus and ability on the part of consumers to reduce outstanding credit card debt. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on performance trends which began in the second half of 2009, we increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio which will likely result in lower run-off of credit card receivables through the remainder of 2010. As compared to December 31, 2009, the lower credit card receivable balances also reflect seasonal paydowns earlier in the year.

HSBC Finance Corporation

Non-core receivable portfolios Real estate secured receivables in our non-core receivable portfolios can be further analyzed as follows:

		Increases (Decreases) From
	September 30,	June 30, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Real estate secured:
Closed-end:
First lien	$45,518	$(1,993)	(4.2)%	$(6,259)	(12.1)%
Second lien	4,544	(371)	(7.5)	(1,321)	(22.5)
Revolving:
First lien	194	(5)	(2.5)	(17)	(8.1)
Second lien	1,372	(86)	(5.9)	(310)	(18.4)

Total real estate secured	$51,628	$(2,455)	(4.5)%	$(7,907)	(13.3)%

As previously discussed, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher credit losses for us. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of September 30, 2010 and December 31, 2009. The relative lack of change since December 31, 2009 in these ratios reflects some element of stabilization in the housing markets.

	Refreshed LTVs(1)(2)				Refreshed LTVs(1)(2)
	at September 30, 2010				at December 31, 2009
	Consumer		Mortgage		Consumer		Mortgage
	Lending(3)		Services		Lending(3)		Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	37%	17%	32%	8%	35%	18%	30%	8%
80%≤LTV<90%	17	11	17	10	18	12	18	12
90%≤LTV<100%	17	20	21	18	19	22	23	20
LTV≥100%	29	52	30	64	28	48	29	60
Average LTV for portfolio	88%	101%	91%	110%	88%	100%	91%	109%

(1)	Refreshed LTVs for first liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated as the current estimated property value expressed as a percentage of the receivable balance as of the reporting date plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the September 30, 2010 information in the table above reflects current estimated property values using HPIs as of June 30, 2010. For December 31, 2009, information in the table above reflects current estimated property values using HPIs as of September 30, 2009.

(3)	Excludes the Consumer Lending receivable portfolios serviced by HSBC Bank USA which had a total outstanding principal balance of $1.2 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.

HSBC Finance Corporation

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	September 30, 2010				June 30, 2010				December 31, 2009
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate(3)	$10,450	(1)	$33,179	(2)	$10,913	(1)	$34,597	(2)	$11,962	(1)	$37,717	(2)
Adjustable rate(3)	6,425		1,567		6,912		1,654		7,979		1,869

Total	$16,875		$34,746		$17,825		$36,251		$19,941		$39,586

First lien	$14,542		$31,174		$15,316		$32,399		$16,979		$35,014
Second lien	2,333		3,572		2,509		3,852		2,962		4,572

Total	$16,875		$34,746		$17,825		$36,251		$19,941		$39,586

Adjustable rate(3)	$5,253		$1,567		$5,638		$1,655		$6,471		$1,869
Interest-only(3)	1,172		-		1,274		-		1,508		-

Total adjustable rate(3)	$6,425		$1,567		$6,912		$1,655		$7,979		$1,869

Total stated income	$2,915		$-		$3,143		$-		$3,677		$-

(1)	Includes fixed rate interest-only loans of $244 million, $254 million and $283 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

(2)	Includes fixed rate interest-only loans of $28 million, $30 million and $36 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

(3)	Receivable classification between fixed rate, adjustable rate and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

All of our non-core receivable portfolio balances have decreased from June 30, 2010 and December 31, 2009 reflecting the continued liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured receivable portfolios continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. As compared to December 31, 2009, the lower balances in our non-core receivable portfolio also reflect seasonal paydowns earlier in the year.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	September 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009

Number of REO properties at end of period	9,629	8,249	6,826	6,060	6,266
Number of properties added to REO inventory in the period	5,316	4,996	4,143	3,422	3,448
Average loss on sale of REO properties(1)	10.1%	4.2%	3.9%	5.4%	8.4%
Average total loss on foreclosed properties(2)	52.1%	48.9%	49.0%	49.8%	51.6%
Average time to sell REO properties (in days)	158	156	170	172	184

HSBC Finance Corporation

(1)	Property acquired through foreclosure is initially recognized at the lower of adjusted cost or fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time of foreclosure. This average total loss on foreclosed properties is expressed as a percentage of the unpaid loan principal balance prior to write-down plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to taking title to the property.

The number of REO properties at September 30, 2010 increased as compared to June 30, 2010 due to improved processing of foreclosures following backlogs in foreclosure proceedings and actions by local governments and certain states that lengthened the foreclosure process beginning in 2008. We anticipate the number of REO properties will continue to increase in future periods if the backlogs in foreclosure proceedings continue to be reduced. The average total loss on foreclosed properties increased during the three months ended September 30, 2010 as home prices in many markets began to deteriorate during the quarter due to the continuing elevated levels of foreclosed properties and the expiration of the homebuyer tax credit. The average loss on sale of REO properties increased during the three months ended September 30, 2010 reflecting declining home prices during the quarter as this ratio is negatively impacted by declines in home prices between the time we take title to the property and when the property is ultimately sold.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations reported in our consolidated statement of income (loss).

Net interest income The following table summarizes net interest income:

					Increase
	2010		2009		(Decrease)
	$	%(1)	$	%(1)	Amount	%

Three Months Ended September 30,	(dollars are in millions)

Finance and other interest income	$1,749	8.86%	$2,269	9.37%	$(520)	(22.92)%
Interest expense	689	3.49	912	3.77	(223)	(24.45)

Net interest income	$1,060	5.37%	$1,357	5.60%	$(297)	(21.89)%

Nine Months Ended September 30,
Finance and other interest income	$5,493	8.94%	$7,292	9.56%	$(1,799)	(24.67)%
Interest expense	2,315	3.77	2,964	3.89	(649)	(21.90)

Net interest income	$3,178	5.17%	$4,328	5.68%	$(1,150)	(26.57)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three and nine months ended September 30, 2010 as compared to the year-ago periods primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts, an increased focus by consumers to reduce outstanding credit card debt and lower overall receivable yields due to lower yields in our real estate secured receivable portfolio partially offset by higher yields in our credit card and personal non-credit card receivable portfolios as discussed more fully below. Overall receivable yields were also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. We also experienced lower yields on our non-insurance investment portfolio held for liquidity management purposes. These investments are short term in nature and the lower yields reflect historically low interest rates consistent with the Federal Reserve Bank’s monetary policy. These decreases were partially offset by lower interest expense in both periods due to lower average borrowings

HSBC Finance Corporation

and, in the year-to-date period, lower average rates. During the current quarter, average interest rates on borrowings were slightly higher as a result of a change in mix in outstanding borrowings.

While overall yields on our receivable portfolio decreased, receivable yields vary between receivable products. Lower yields in our real estate secured receivable portfolio reflects the impact of an increase in the expected lives of receivables in payment incentive programs since September 30, 2009 and the impact of the December 2009 Charge-off Policy Changes as these receivables now charge-off earlier than in the historical periods which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Lower yields in our real estate secured receivable portfolio were partially offset during the three month period by reduced levels of modified receivables due to charge-off as well as declines in new modification volumes. Yields on our credit card receivable portfolio increased during both the three and nine months ended September 30, 2010 as a result of repricing initiatives during the fourth quarter of 2009 which were partially offset by the implementation of certain provisions of the new credit card legislation including restrictions impacting repricing of delinquent accounts. We anticipate credit card receivable yields in future periods may continue to be negatively impacted by various provisions of the new credit card legislation which require certain rate increases to be periodically re-evaluated. Yields in our personal non-credit card portfolio increased during both periods as a result of significantly lower levels of nonaccrual receivables, partially offset by the impact of the December 2009 Charge-off Policy Changes as discussed above.

Net interest margin was 5.37 percent and 5.17 percent during the three and nine months ended September 30, 2010, respectively, compared to 5.60 percent and 5.68 percent during the year-ago periods. Net interest margin decreased in both periods due to lower overall yields on our receivable portfolio as discussed above, partially offset by lower cost of funds as a percentage of average interest earning assets. The following table shows the impact of these items on net interest margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net interest margin – September 30, 2009 and 2008, respectively	5.60%	6.32%	5.68%	6.29%
Impact to net interest margin resulting from:
Receivable yields:
Receivable pricing	(.14)	.14	(.12)	.20
Receivable mix	(.15)	(.49)	(.23)	(.34)
Impact of modifications and nonperforming receivables	.18	(.82)	(.05)	(.99)
Non-insurance investment income	(.38)	(.25)	(.23)	(.25)
Cost of funds	.26	.70	.12	.77

Net interest margin – September 30, 2010 and 2009, respectively	5.37%	5.60%	5.17%	5.68%

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

HSBC Finance Corporation

Provision for credit losses The following table summarizes provision for credit losses by business:

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Provision for credit losses by business:
Credit card	$205	$424	$(219)	(51.7)%
Mortgage Services	444	552	(108)	(19.6)
Consumer Lending	860	1,141	(281)	(24.6)

Total provision for credit losses	$1,509	$2,117	$(608)	(28.7)%

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Provision for credit losses by business:
Credit card	$685	$1,357	$(672)	(49.5)%
Mortgage Services	1,204	1,556	(352)	(22.6)
Consumer Lending	3,081	4,253	(1,172)	(27.6)

Total provision for credit losses	$4,970	$7,166	$2,196	(30.6)%

Our provision for credit losses decreased significantly during the three and nine months ended September 30, 2010 as compared to the year-ago periods as a result of a lower provision for credit losses in our core credit card receivable portfolio as well as lower provision for credit losses in our non-core Mortgage Services and Consumer Lending businesses as discussed below.

•	Provision for credit losses in our core credit card receivable portfolio decreased $219 million and $672 million during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates continue to remain strong. The impact on credit card receivable losses from the current economic environment, including high unemployment rates, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses in our Mortgage Services business decreased $108 million and $352 million during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as the portfolio continues to liquidate, lower delinquency levels as compared to the year-ago periods, improvements in economic conditions since the year-ago periods and a higher percentage of charge-offs that were on first lien loans which generally have lower loss severities than second lien loans. The decreases in both periods also reflect lower loss estimates on troubled debt restructurings (“TDR Loans”), partially offset by the impact of elevated unemployment levels and lower receivable prepayments. Total loss severities have improved in both periods as compared to the year-ago periods as severities on foreclosed loans were lower as home prices stabilized in many markets and began to recover in others as compared to prior year levels. Improvements in total loss severities since the year-ago periods also reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to foreclosed loans.

HSBC Finance Corporation

•	The provision for credit losses in our Consumer Lending business decreased $281 million and $1.2 billion during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower receivable levels as both the real estate secured and personal non-credit card receivable portfolios continue to liquidate, lower delinquency levels as compared to the year-ago periods and improvements in economic conditions since the year-ago periods. The decrease in provision for real estate secured receivables also reflects a higher percentage of charge-offs on first lien loans which generally have lower loss severities than second lien loans. Total loss severities have improved in both periods as compared to the year-ago periods as severities on foreclosed loans were lower as home prices stabilized in many markets and began to recover in others as compared to prior year levels. Improvements in total loss severities since the year-ago periods also reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to foreclosed loans. The decreases in both periods also reflect lower loss estimates on TDR Loans, partially offset by lower receivable prepayments, portfolio seasoning and higher levels of unemployment. The decrease in the provision for credit losses for personal non-credit card receivables reflects lower receivable levels, lower delinquency levels and improvements in economic conditions since the year-ago periods as well as during the three months ended September 30, 2010 lower reserve requirements on TDR Loans.

In recent years, the impact of seasonal patterns in our provision for credit losses has been masked by the impact of a sustained deterioration in credit quality across all of our receivable portfolios. As the credit quality in our portfolios stabilizes, we anticipate that these seasonal patterns may re-emerge as a more significant component of our overall trend in loss provision.

Net charge-off dollars totaled $1.9 billion and $7.1 billion during the three and nine months ended September 30, 2010, respectively, compared to $2.3 billion and $6.8 billion during the year-ago periods. Net charge-off dollars during the first nine months of 2010 have been impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables. As a result of these policy changes, net charge-off dollars are higher in 2010 than they otherwise would have been. See Note 8, “Changes in Charge-off Policies,” in our 2009 Form 10-K for further discussion of this policy change. Net charge-off dollars in our core credit card receivable portfolio were positively impacted by improvements in U.S. economic conditions since the year-ago periods as well as an increased focus by consumers to reduce outstanding credit card debt. For further discussion see “Credit Quality” in this Form 10-Q.

Credit loss reserves at September 30, 2010 decreased as compared to June 30, 2010 and December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $427 million and $2.1 billion during the three and nine months ended September 30, 2010, respectively. Credit loss reserves were lower for all products as compared to June 30, 2010 and December 31, 2009 reflecting lower receivable levels in all receivable portfolios and, as compared to both the prior quarter and prior year end, lower delinquency levels in our credit card and personal non-credit card receivable portfolios. For further discussion of the changes in credit loss reserves by product see “Credit Quality” in this Form 10-Q.

During the first nine months of 2010, we continued to experience elevated levels of TDR Loans, driven largely by real estate secured TDR Loans. Beginning in 2008, we significantly increased the use of loan modifications in an effort to assist customers who are experiencing financial difficulties. As a result, TDR Loans have also increased as compared to December 31, 2009 as higher levels of modified loans become eligible to be reported as TDR Loans under our existing policy. Although TDR Loans generally carry a higher reserve requirement, in some cases their delinquency status was reset to current upon modification. Therefore, a portion of these balances will not be reported in two-months-and-over contractual delinquency and nonperforming loans unless they subsequently experience payment defaults. For further discussion of credit loss reserves see “Credit Quality” in this Form 10-Q.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Insurance revenue	$69	$83	$(14)	(16.9)%
Investment income	24	31	(7)	(22.6)
Net other-than-temporary impairment losses	-	-	-	-
Derivative related income (expense)	(374)	(179)	(195)	(100.0+ )
Gain (loss) on debt designated at fair value and related derivatives	(1)	(1,247)	1,246	99.9
Fee income	47	159	(112)	(70.4)
Enhancement services revenue	99	115	(16)	(13.9)
Taxpayer financial services revenue	-	2	(2)	(100.0)
Gain on bulk sale of receivables to HSBC Bank USA	-	-	-	-
Gain on receivable sales to HSBC affiliates	143	101	42	41.6
Servicing and other fees from HSBC affiliates	167	182	(15)	(8.2)
Lower of cost or fair value adjustment on receivables held for sale	-	(4)	4	100.0
Other income	25	18	7	38.9

Total other revenues	$199	$(739)	$938	100.0+ %

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Insurance revenue	$213	$261	$(48)	(18.4)%
Investment income	75	83	(8)	(9.6)
Net other-than-temporary impairment losses	-	(20)	20	100.0
Derivative related income (expense)	(972)	67	(1,039)	(100.0+ )
Gain (loss) on debt designated at fair value and related derivatives	602	(1,904)	2,506	100.0+
Fee income	156	510	(354)	(69.4)
Enhancement services revenue	303	374	(71)	(19.0)
Taxpayer financial services revenue	29	95	(66)	(69.5)
Gain on bulk sale of receivables to HSBC Bank USA	-	50	(50)	(100.0)
Gain on receivable sales to HSBC affiliates	401	319	82	25.7
Servicing and other fees from HSBC affiliates	560	564	(4)	(.7)
Lower of cost or fair value adjustment on receivables held for sale	2	(337)	339	100.0+
Other income	45	80	(35)	(43.8)

Total other revenues	$1,414	$142	$1,272	100.0+ %

Insurance revenue decreased during both periods as a result of lower credit related premiums due largely to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we no longer issue new credit insurance policies in this business segment but continue to collect premiums on existing policies. The decreases in insurance revenue were partially offset by growth in a term life insurance product that was introduced in 2007.

HSBC Finance Corporation

Investment income includes interest income on securities available-for-sale as well as realized gains and losses from the sale of securities. Investment income decreased in both periods as a result of lower gains on sales of securities and lower yields on money market funds as well as lower average investment balances.

Net other-than temporary impairment (“OTTI”) losses During the three and nine months ended September 30, 2010, OTTI losses on securities available-for-sale was less than $1 million. During the nine months ended September 30, 2009, $20 million of OTTI was recorded on our portfolio of perpetual preferred securities which was subsequently sold during the second quarter of 2009. For further information, see Note 4, “Securities,” in the accompanying consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(in millions)

Net realized losses	$(27)	$(39)	$(163)	$(92)
Mark-to-market on derivatives which do not qualify as effective hedges	(343)	(141)	(795)	79
Ineffectiveness	(4)	1	(14)	80

Total	$(374)	$(179)	$(972)	$67

As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates. To offset the increase in duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”), $7.4 billion of longer-dated pay fixed/receive variable interest rate swaps were outstanding at the end of the third quarter of 2010. This represents an increase of $840 million and $2.1 billion in pay fixed/receive variable interest rate swaps during the three and nine months ended September 30, 2010, respectively. While these positions acted as economic hedges by lowering our overall interest rate risk by more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and no offsetting fair value adjustment is recorded. Market value movements for these non-qualifying hedges may be volatile during periods in which long term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets.

Falling long-term interest rates during 2010 resulted in increases in net realized losses and had a significant negative impact on the mark-to-market on this portfolio of swaps. Should interest rates continue to decline, we will incur additional losses, although losses could reverse if and when interest rates increase. Over time, we may elect to further reduce our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps.

During the three and nine months ended September 30, 2010, ineffectiveness was largely due to the impact of falling U.S. long term rates on our cross currency cash flow hedges, partially offset by falling long-term foreign interest rates. Ineffectiveness income during the nine months ended September 30, 2009 was primarily driven by changes in the market value of our cross currency cash flow hedges due to the increase in long term U.S. rates and foreign rates in the first half of 2009.

HSBC Finance Corporation

Net income volatility, whether based on the impact of changes in interest rates on our swap portfolio which does not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income for the nine months ended September 30, 2010 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under fair value option (“FVO”) as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related derivates was essentially flat during the three months ended September 30, 2010 and increased during the year-to-date period. The increase in the year-to-date period primarily reflects a widening of credit spreads since the beginning of the year as compared to a significant tightening of our credit spreads during the year-ago periods. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components on the gain on debt designated at fair value and related derivatives.

Fee income, which includes revenues from fee-based products such as credit cards, decreased during both periods as a result of lower late, overlimit and interchange fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from changes required by the new credit card legislation. The new credit card legislation has resulted in significant decreases in late fees due to limits on fee that can be assessed and overlimit fees as customers must now opt-in for such overlimit fees as well as restrictions on fees charged to process on-line and telephone payments.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, decreased during both periods as a result of the impact of lower new origination volumes and lower receivable levels.

Taxpayer financial services (“TFS”) revenue decreased during the nine months ended September 30, 2010 as a result of changes in the way the TFS program is jointly managed between us and HSBC USA Inc. as well as lower loan volumes in the 2010 tax season. Beginning in the first quarter of 2010, a portion of the loans we previously purchased are now retained by HSBC USA Inc. and we receive a fee for both servicing the loans and for assuming the credit risk associated with these loans. As a result, the decrease in TFS revenue during the nine months ended September 30, 2010 is largely offset by higher servicing and other fee revenue related to these loans which is recorded as a component of servicing and other fees from HSBC affiliates.

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner.

On October 15, 2010, H&R Block commenced an action in the United States District Court for The Eastern District of Missouri seeking injunctive relief compelling HSBC Finance and other HSBC North America subsidiaries to continue to fund tax refund anticipation loans and refund anticipation checks for the 2011 tax season. We believe that the decision of the IRS to stop issuing the Debt Indicator, a recent Supervisory Letter from the Office of the Comptroller of the Currency, and certain contractual provisions provide defenses to the claim and support our decision regarding the suspension of offering these tax refund products. H&R Block’s request for a temporary restraining order was denied on October 18, 2010. The Court scheduled a four-day evidentiary hearing on the preliminary injunction for November 15-18, 2010. While we cannot determine the manner in which this dispute will ultimately be resolved, there will likely be a significant decrease in, or elimination of, TFS volumes and related revenue in 2011, which, in either case, is not expected to have a material impact on our financial position or results of operations.

Gain on bulk sale of receivables to HSBC Bank USA during the first quarter of 2009 reflects the gain on the January 2009 sale of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion at the time of sale.

HSBC Finance Corporation

The gain was partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. No similar transaction occurred during the first nine months of 2010.

Gain on receivable sales to HSBC affiliates, which consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA increased in both periods. The increase in both periods was primarily due to higher overall premiums, partially offset by lower overall origination volumes. The higher overall premiums reflect the impact of contract renegotiation with certain merchants, repricing initiative in certain portfolios as well as the impact of improving credit quality during the first nine months of 2010, partially offset by impacts from the new credit card legislation, including restrictions impacting repricing of delinquent accounts.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card, auto finance, private label receivables and beginning in the first quarter of 2010, taxpayer financial services loans for HSBC affiliates. The decrease during the three and nine months ended September 30, 2010 reflects lower levels of receivables being serviced for HSBC Bank USA as well as the transfer to HSBC Technology & Services (USA) Inc. (“HTSU”) of certain services we previously provided to other HSBC affiliates, partially offset in the year-to-date period by the servicing and other fees related to TFS loans as discussed above.

Lower of cost or fair value adjustment on receivables held for sale includes the non-credit portion of the lower of cost or fair value adjustment recorded on receivables at the date they are transferred to held for sale as well as the credit and non-credit portion of all lower of cost or fair value adjustments recorded on receivables held for sale subsequent to the transfer. During the first nine months of 2009, we had higher levels of receivables held for sale and the lower of cost or fair value adjustments on receivables held for sale reflects the impact of current market conditions on pricing at the time.

Other income increased during the three months ended September 30, 2010 due to a decrease in estimated exposure of certain interest rate rebate liabilities, partially offset by lower gains on miscellaneous asset sales. The decrease in the year-to date period reflects lower gains on sales of miscellaneous commercial assets.

Operating expenses The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$149	$249	$(100)	(40.2)%
Occupancy and equipment expenses, net	25	22	3	13.6
Other marketing expenses	73	50	23	46.0
Real estate owned expenses	75	29	46	100.0+
Other servicing and administrative expenses	163	194	(31)	(16.0)
Support services from HSBC affiliates	296	220	76	34.5
Amortization of intangibles	35	39	(4)	(10.3)
Policyholders’ benefits	36	50	(14)	(28.0)
Goodwill and other intangible asset impairment charges	-	-	-	-

Total costs and expenses	$852	$853	$(1)	(.1)%

HSBC Finance Corporation

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$476	$911	$(435)	(47.7)%
Occupancy and equipment expenses, net	67	158	(91)	(57.6)
Other marketing expenses	208	127	81	63.8
Real estate owned expenses	154	175	(21)	(12.0)
Other servicing and administrative expenses	563	620	(57)	(9.2)
Support services from HSBC affiliates	840	717	123	17.2
Amortization of intangibles	108	119	(11)	(9.2)
Policyholders’ benefits	116	153	(37)	(24.2)
Goodwill and other intangible asset impairment charges	-	2,308	(2,308)	(100.0)

Total costs and expenses	$2,532	$5,288	$(2,756)	(52.1)%

Salaries and employee benefits was significantly lower during the three and nine months ended September 30, 2010 as a result of the reduced scope of our business operations, including the change in the number of employees from the strategic decisions implemented, the impact of entity-wide initiatives to reduce costs, and the centralization of additional shared services in North America, including, among other things, legal, compliance, tax and finance. The decrease in both periods also reflects the impact of the transfer of certain employees to the default mortgage loan servicing department of HSBC Bank USA during the third quarter of 2010 although this decrease was offset by an increase in support services from HSBC affiliates. Salaries and employee benefits during the nine months ended September 30, 2009 included severance costs of $72 million, primarily related to our decision in February 2009 to discontinue new account originations for all products in our Consumer Lending business and close all branch offices. See Note 3, “Strategic Initiatives,” in the accompanying consolidated financial statements for a complete description of these decisions.

Occupancy and equipment expenses have been impacted in both periods by the impact of strategic initiatives. During the nine months ended September 30, 2010, occupancy and equipment expenses were reduced by $14 million as a result of a reduction in the lease liability associated with an office of our Mortgage Services business which has now been fully subleased. Additionally, during the nine months ended September 30, 2009, occupancy and equipment expenses included $54 million related to the decision to close the Consumer Lending branch offices. Excluding the impact of these items, occupancy and equipment expense increased during the current quarter as a result of higher repair and maintenance expenses. Excluding the impact of the items discussed above, occupancy and equipment expense decreased during the year-to-date period due to lower depreciation, utilities and repair and maintenance expenses as a result of the reduction of the scope of our business operations since March 2009.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. Other marketing expenses increased during the three and nine months ended September 30, 2010 as we have increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio based on recent performance trends in this portfolio as well as in the year-to-date period increased compliance mailings in the second quarter of 2010 related to the new credit card legislation. Although other marketing expenses have increased, overall marketing levels remain low as compared to historical levels. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses decreased during the year-to-date period but increased during the three months ended September 30, 2010. The decrease in the year-to-date period reflects lower losses on sales of REO properties as compared to the year-ago period as home prices stabilized in many markets and began to recover in others which resulted in generally higher home prices in 2010 as compared to 2009. This results in less deterioration in value between the date we take title to the property and when the property is ultimately sold. During the three months

HSBC Finance Corporation

ended September 30, 2010, REO expenses increased due to higher losses on REO sales as a result of lower home prices in the current quarter, a significant increase in the quarter in the number of REO properties held as the backlogs in foreclosure proceedings continued to be reduced and, to a lesser extent, a higher level of expenses.

Other servicing and administrative expenses included fixed asset write-downs of $29 million during the nine months ended September 30, 2009 related to the decision to close the Consumer Lending branch offices. Excluding the impact of this item, other servicing and administrative expenses decreased during the three and nine months ended September 30, 2010 as a result of the reduction of the scope of our business operations since March 2009 as well as the impact of entity wide initiatives to reduce costs, partially offset by higher third party collection costs. Additionally, the decrease was also partially offset by the impact of a change in the classification of certain pre-foreclosure costs, which during the first nine months of 2009 were reported as part of charge-off. In 2010, such costs are recorded in other servicing and administrative expenses which resulted in an incremental $10 million and $46 million being recorded in other servicing and administrative expenses during the three and nine months ended September 30, 2010.

Support services from HSBC affiliates increased during the three and nine months ended September 30, 2010 as beginning in January 2010 it includes legal, compliance, tax and finance and other shared services charged to us by HTSU which were previously recorded in salaries and employee benefits. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Additionally, the increase in both periods reflects the impact of the transfer of certain employees to a subsidiary of HSBC Bank USA in July 2010 as discussed above.

Amortization of intangibles decreased in both periods due to lower amortization for technology and customer lists due to the write-off of a portion of these intangibles during the first quarter of 2009 as a result of the decision to discontinue all new account originations in our Consumer Lending business and the remainder becoming fully amortized during the first quarter of 2010.

Policyholders’ benefits decreased during the three and nine months ended September 30, 2010 due to lower claims on credit insurance policies since we are no longer issuing these policies in relation to Consumer Lending loans and there are fewer such policies in place. These decreases were partially offset by higher claims on a new term life product due to growth in this product offering.

Goodwill and other intangible asset impairment charges during the nine months ended September 30, 2009 includes goodwill impairment charges of $2.3 billion related to our Card and Retail Services and Insurance Services businesses. All goodwill was written off at June 30, 2009. See Note 14, “Goodwill,” our 2009 Form 10-K for further discussion of the goodwill impairment. Additionally during the first quarter of 2009, we recorded impairment charges of $14 million for intangible assets associated with our Consumer Lending business as a result of our decision to discontinue new customer account originations for all products. See Note 3, “Strategic Initiatives,” and Note 8, “Intangible Assets,” in our 2009 Form 10-K for further discussion of the impairment. There were no intangible asset impairment charges during the first nine months of 2010.

Efficiency ratio The following table summarizes our owned basis efficiency ratio from continuing operations:

	2010	2009

Three months ended September 30,	66.72%	141.37%
Nine months ended September 30,	53.98	118.95

Our efficiency ratio during the three and nine months ended September 30, 2010 and 2009 was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the three and nine months ended September 30, 2009 were also significantly impacted by the goodwill and intangible asset impairment charges and Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly during both the quarter and year-to-date period. The deterioration in the year-to-date period reflects significantly lower net interest income and other revenues driven by receivable portfolio liquidation, declining overall yields on our real estate secured, lower derivative-

HSBC Finance Corporation

related income and lower fee income which outpaced the decrease in operating expenses. The deterioration was slightly higher during the current quarter as operating expenses were essentially flat as a result of higher REO expenses and marketing expenses during the quarter.

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

Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses which are no longer considered central to our core operations. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The “All Other” caption includes our Insurance business. It also includes our Taxpayer Financial Services and Commercial businesses which are no longer considered core to our operations. Each of these businesses falls below the quantitative threshold tests under segment reporting rules for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. Goodwill which was established as a result of our acquisition by HSBC was not allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments, consistent with management’s view of our reportable segment results. Such remaining goodwill of $2.4 billion was impaired during the nine months ended September 30, 2009. Goodwill relating to acquisitions subsequent to our acquisition by HSBC was included in the reported respective segment results as those acquisitions specifically related to the business, consistent with management’s view of the segment results.

As discussed in Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements, our Auto Finance business, which was previously reported in the Consumer segment, is now reported as discontinued operations and is no longer included in our segment presentation.

In the second quarter of 2010, we revised the methodology used to allocate interest expense between our reportable segments. The new methodology recognizes that non-receivable assets and liabilities in each of our business segments have a shorter life than previously assumed and incorporates transfer pricing consistent with this revised forecasted life. The impact of this change in methodology for our segments was not significant. There have been no other changes in our measurement of segment profit (loss) and, except as noted above, there have been no changes in the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. Accordingly, our segment reporting is on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on

HSBC Finance Corporation

our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed and serviced by us without regard to ownership. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 15, “Business Segments,” in the accompanying consolidated financial statements.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,156	$1,302	$(146)	(11.2)%
Other operating income	340	582	(242)	(41.6)

Total operating income	1,496	1,884	(388)	(20.6)
Loan impairment charges	487	1,172	(685)	(58.4)

	1,009	712	297	41.7
Operating expenses	487	460	27	5.9

Profit before tax	$522	$252	$270	100.0+ %

Net interest margin, annualized	13.93%	12.79%	-	-
Efficiency ratio	32.55	24.42	-	-
Return (after-tax) on average assets	4.30	1.63	-	-
Balances at end of period:
Customer loans	32,224	$39,323	$(7,099)	(18.1)%
Assets	30,791	37,192	(6,401)	(17.2)

			Increase
			(Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$3,611	$3,940	$(329)	(8.4)%
Other operating income	1,086	1,810	(724)	(40.0)

Total operating income	4,697	5,750	(1,053)	(18.3)
Loan impairment charges	1,808	3,891	(2,083)	(53.5)

	2,889	1,859	1,030	55.4
Operating expenses, excluding goodwill impairment charges	1,427	1,404	23	1.6

Profit (loss) before tax and goodwill impairment charges	1,462	455	1,007	100.0+
Goodwill impairment charges(1)	-	530	(530)	(100.0)

Profit (loss) before tax(1)	$1,462	$(75)	$1,537	100.0+ %

Net interest margin, annualized	13.89%	12.38%	-	-
Efficiency ratio	30.38	33.63	-	-
Return (after-tax) on average assets	3.78	(.88)	-	-

HSBC Finance Corporation

(1)	Goodwill impairment charges of $530 million (after-tax) during the nine months ended September 30, 2009 were not deductible for tax purposes. This resulted in a net loss of $267 million during the nine months ended September 30, 2009.

Our Card and Retail Services segment reported a higher profit before tax for the three and nine months ended September 30, 2010 as compared to the year-ago periods driven by lower loan impairment charges, partially offset by lower other operating income, lower net interest income and higher operating expenses. The higher profit before tax for the nine months ended September 30, 2010 also reflects the impact of goodwill impairment charges of $530 million recorded during 2009.

Loan impairment charges decreased during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods. The decrease in both periods reflects lower loan levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk and fewer active customer accounts as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates continue to remain strong. The impact on credit card loan losses from the current economic environment, including high unemployment rates, has not been as severe as originally expected due in part to improved customer payment behavior. During the nine months ended September 30, 2010, we decreased credit loss reserves to $2.6 billion as loan impairment charges were $1.4 billion lower than net charge-offs. During the nine months ended September 30, 2009, we decreased credit loss reserves to $4.1 billion as loan impairment charges were $228 million lower than net charge-offs.

Net interest income decreased in both periods due to lower interest income, partially offset by lower interest expense due to lower average borrowings and lower average rates. The lower interest income reflects the impact of lower overall loan levels, partially offset by higher loan yields. Loan yields increased during the first nine months of 2010 as a result of repricing initiatives during the fourth quarter of 2009 and higher yields on private label receivables since September 2009 driven by the benefits from contract renegotiation with certain merchants which were partially offset by the implementation of certain provisions of the new credit card legislation including restrictions impacting repricing of delinquent accounts. We anticipate credit card loan yields in future periods may continue to be negatively impacted by various provisions of the new credit card legislation which require certain rate increases to be periodically re-evaluated. Net interest margin increased in both periods due to higher loan yields as discussed above and a lower cost of funds. The decrease in other operating income in both periods was primarily due to lower late and overlimit fees due to lower volumes, lower delinquency levels, changes in customer behavior and impacts from changes required by new credit card legislation. As compared to the year-ago periods, the new credit card legislation has resulted in significant decreases in overlimit fees as customers must now opt-in for such fees as well as restrictions on fees charged to process on-line and telephone payments. Additionally, other operating income reflects lower enhancement services revenue due to lower new origination volumes and lower loan levels. Excluding the goodwill impairment charges in the year-ago period, operating expenses increased during both periods due to higher marketing expenses, higher collection costs and higher support services from affiliates, partially offset by lower salary expenses and lower pension expenses driven by a curtailment gain. While marketing expenses continue to be higher as compared to the prior year periods, overall marketing levels continue to remain low. Goodwill impairment charges during the nine months ended September 30, 2009 reflect the impairment of all goodwill recorded at the segment level as a result of deterioration of economic and credit conditions in the United States during the first half of 2009. See Note 14, “Goodwill,” in the 2009 Form 10-K for additional discussion of the goodwill impairment charges recorded during 2009.

The efficiency ratio for the nine months ended September 30, 2009 was significantly impacted by the goodwill impairment recorded in the prior year-to-date period. Excluding the impact of the goodwill impairment in the year-ago period, the efficiency ratio increased 813 basis points and 596 basis points during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods driven by the decrease in other operating income, primarily due to lower fee income as a result of the new credit card legislation and lower delinquency levels, as well as the impact of lower net interest income and higher operating expenses.

HSBC Finance Corporation

ROA during the nine months ended September 30, 2009 was significantly impacted by the goodwill impairment recorded during that period. Excluding the impact of the goodwill impairment in the year-ago period, ROA improved 267 basis points and 291 basis points during the three and nine months ended September 30, 2010, respectively, as compared to the year-ago periods primarily due to the impact of the higher profit before tax in the current periods, driven by the lower loan impairment charges in both periods as discussed above, partially offset by the impact of lower average receivable levels as discussed below.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law and we have implemented all of its provisions. The CARD Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under analysis to partially mitigate the impact of the new legislation. Although we continue to believe the implementation of the new rules is likely to have a material adverse financial impact to us, the full impact of the CARD Act remains uncertain at this time as it will ultimately depend upon successful implementation of our strategies, consumer behavior and the actions of our competitors. Although our estimates are subject to change as we finalize strategies and better understand customer behavior and competitors’ actions, we currently estimate that the impact of the CARD Act including the mitigating actions referred to above could be a reduction in revenue net of credit loss provision of approximately $200 million to $250 million during 2010, the substantial majority of which began in the second half of the year.

Customer loans Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases)
	September 30,	June 30, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Credit card	$19,288	$(679)	(3.4)%	$(3,856)	(16.7)%
Private label	12,855	(327)	(2.5)	(2,770)	(17.7)
Other	81	(7)	(8.0)	(23)	(22.1)

Total loans	$32,224	$(1,013)	(3.0)%	$(6,649)	(17.1)%

Customer loans decreased to $32.2 billion at September 30, 2010 as compared to $33.2 billion at June 30, 2010 and $38.9 billion at December 31, 2009 reflecting fewer active customer accounts, primarily in our prime credit card and private label loan portfolios and the impact of actions taken to manage risk. The decrease also reflects an increased focus by consumers to reduce outstanding credit card debt. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on recent performance trends which began in the second half of 2009, we increased direct marketing mailings and new customer account originations for portions of our non-prime credit card portfolio which will likely result in lower run-off of credit card loans from attrition through the remainder of 2010. However, we expect a certain level of attrition will continue as credit card loans at September 30, 2010 include $4.5 billion associated with certain segments of our portfolio for which we no longer originate new accounts and private label loans include $905 million associated with merchants for which we no longer finance new purchases. As compared to December 31, 2009, the lower loan balances also reflect seasonal paydowns earlier in the year.

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

HSBC Finance Corporation

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

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
	Quarter Ended					Sept. 30, 2010
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	and
	2010	2010	2010	2009	2009	Dec. 31, 2009

	(dollars are in millions)

Receivables:
Non-prime	$8,056	$8,235	$8,632	$9,462	$9,951	(14.9)%
Prime	22,079	22,831	24,068	26,806	26,753	(17.6)
Other	2,089	2,171	2,287	2,605	2,619	(19.8)

Total	$32,224	$33,237	$34,987	$38,873	$39,323	(17.1)%

Net Interest Margin:
Non-prime	20.81%	20.03%	21.04%	20.18%	20.17%	3.1%
Prime	10.84	10.49	10.84	9.67	9.71	12.1
Other	20.04	24.44	20.15	17.68	15.77	13.3

Total	13.93%	13.77%	13.97%	12.85%	12.79%	8.4%

Dollars of Delinquency:
Non-prime	$539	$603	$787	$975	$1,006	(44.7)%
Prime	819	921	1,027	1,222	1,250	(33.0)
Other	138	152	195	241	241	(42.7)

Total	$1,496	$1,676	$2,009	$2,438	$2,497	(38.6)%

As previously discussed, customer loans have decreased by 17 percent as compared to December 31, 2009. The Prime Portfolio has decreased at a faster rate than the Non-Prime Portfolio since December 2009 due to a higher seasonal impact of the Prime Portfolio as loans in this portfolio tend to have higher spending levels in the fourth quarter which are paid off during the first quarter.

Net interest margin for both the Non-prime and Prime Portfolios continues to remain strong as a result of repricing initiatives during the fourth quarter of 2009, partially offset by the implementation of certain provisions of the CARD Act. While the increase in net interest margin for both portfolios has been impacted by the implementation of certain provisions of the CARD Act, including restrictions on the repricing of delinquent accounts effective in February 2010, the impact has been more pronounced in the Non-prime Portfolio as a greater proportion of account holders in this portfolio have benefited from these restrictions.

While we continue to see improvements in credit performance across the Cards and Retail Services segment during the first nine months of 2010, the Non-prime Portfolio credit performance has shown improvements to a greater degree relative to our Prime Portfolio through this stage of the economic cycle. Dollars of delinquency and net charge-off dollars in the Non-prime Portfolio have improved at a faster rate than in our Prime Portfolio as non-prime customers typically have lower home ownership and smaller credit lines which have lower minimum payment requirements.

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$599	$727	$(128)	(17.7)%
Other operating income	(4)	30	(34)	(100.0+ )

Total operating income	595	757	(162)	(21.4)
Loan impairment charges	1,402	1,753	(351)	(20.0)

	(807)	(996)	189	19.0
Operating expenses	222	230	(8)	(3.5)

Profit (loss) before tax	$(1,029)	$(1,226)	$197	16.1%

Net interest margin, annualized	3.80%	3.60%	-	-
Efficiency ratio	37.31	30.38	-	-
Return (after-tax) on average assets	(4.22)	(4.10)	-	-
Balances at end of period:
Customer loans	$61,258	$78,811	$(17,553)	(22.3)%
Assets	61,471	76,001	(14,530)	(19.1)

			Increase (Decrease)
Nine Months Ended September 30,	2010	2009	Amount	%

	(dollars are in millions)

Net interest income	$1,763	$2,360	$(597)	(25.3)%
Other operating income	24	22	2	9.1

Total operating income	1,787	2,382	(595)	(25.0)
Loan impairment charges	4,484	6,004	(1,520)	(25.3)

	(2,697)	(3,622)	925	25.5
Operating expenses	655	957	(302)	(31.6)

Profit (loss) before tax	$(3,352)	$(4,579)	$1,227	26.8%

Net interest margin, annualized	3.54%	3.73%	-	-
Efficiency ratio	36.65	40.18	-	-
Return (after-tax) on average assets	(4.34)	(4.89)	-	-

Our Consumer segment reported a lower loss before tax during the three and nine months ended September 30, 2010 as compared to the year-ago periods due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and, in the three month period, lower other operating income.

Loan impairment charges decreased significantly during the three and nine months ended September 30, 2010 as compared to the year-ago periods as discussed below.

•	Loan impairment charges in our Mortgage Services business decreased in both periods reflecting lower loan levels as the portfolio continues to liquidate, lower delinquency levels as compared to the year-ago periods, improvements in economic conditions since the year-ago periods and a higher percentage of charge-offs that were on first lien loans which generally have lower loss severities than second lien loans. The decreases in both periods also reflect lower loss estimates on TDR Loans, partially offset by the impact of elevated unemployment levels and lower receivable prepayments. Total loss severities have improved in

HSBC Finance Corporation

both periods as compared to the year-ago periods as severities on foreclosed loans were lower as home prices stabilized in many markets and began to recover in others as compared to prior year levels. Improvements in total loss severities since the year-ago periods also reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to foreclosed loans.

•	Loan impairment charges in our Consumer Lending business decreased in both periods reflecting lower loan levels as both the real estate secured and personal non-credit card loan portfolios continue to liquidate, lower delinquency levels as compared to the year-ago periods and improvements in economic conditions since the year-ago periods. The decrease in loan impairment charges for real estate secured loans also reflects a higher percentage of charge-offs on first lien loans which generally have lower loss severities than second lien loans. Total loss severities have improved in both periods as compared to the year-ago periods as severities on foreclosed loans were lower as home prices stabilized in many markets and began to recover in others as compared to prior year levels. Improvements in total loss severities since the year-ago periods also reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to foreclosed loans. The decreases in both periods also reflect lower loss estimates on TDR Loans, partially offset by lower loan prepayments, portfolio seasoning and higher levels of unemployment. The decrease in loan impairment charges for personal non-credit card loans reflects lower loan levels, lower delinquency levels and improvements in economic conditions since the year-ago periods as well as during the three months ended September 30, 2010 lower reserve requirements on TDR Loans.

During the nine months ended September 30, 2010, credit loss reserves decreased to $5.8 billion as loan impairment charges were $1.4 billion lower than net charge-offs. During the nine months ended September 30, 2009, credit loss reserves increased to $10.4 billion as loan impairment charges were $570 million greater than net charge-offs. Credit loss reserves since September 31, 2009 were significantly impacted by the December 2009 Charge-off Policy Changes.

Net interest income decreased in both periods due to lower average loans as a result of liquidation, risk mitigation efforts and lower overall loan yields due to lower yields in our real estate secured loan portfolio partially offset by higher yields in our personal non-credit card loan portfolio. The lower overall yields on our loan portfolio reflect the impact of the December 2009 Charge-off Policy Changes as real estate secured and personal non-credit card loans now charge-off earlier than in the historical period which results in all of the underlying accrued interest being reversed against net interest income upon charge-off earlier as well. Overall loan yields were also negatively impacted by a shift in loan mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Lower yields in our real estate secured portfolio also reflect the impact of an increase in the expected lives of loans in payment incentive programs since September 2009, partially offset during the three month period by reduced levels of modified loans due to charge-off as well as declines in new modification volumes. Yields in our personal non-credit card portfolio increased during both periods as a result of significantly lower levels of nonaccrual loans .The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates. The decrease in net interest margin reflects the lower loan yields as discussed above.

Other operating income decreased during the three months ended September 30, 2010 due to lower credit insurance commissions and higher losses on sales of REO properties reflecting an increase in the number of REO properties sold during the current quarter. Other operating income was essentially flat during the year-to-date period as the lower credit insurance commissions were more than offset by lower losses on sales of REO properties during the year-to-date period reflecting home price stabilization since the prior year period which continued through the first half of 2010. Stabilization in home prices results in less deterioration in value between the date we take title to the property and when the property is ultimately sold.

Operating expenses during the nine months ended September 30, 2009 included $134 million of costs related to the decision to discontinue new originations for all products in our Consumer Lending business and closure of the

HSBC Finance Corporation

Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during the nine months ended September 30, 2009. See Note 5, “Strategic Initiatives,” in our 2009 Form 10-K for additional information regarding this decision. Excluding these items from the year-ago period, operating expenses remained lower, decreasing 3 percent and 20 percent during the three and nine months ended September 30, 2010, respectively, due to the reductions in the scope of our business operations as well as other cost containment measures and lower pension expense driven by a curtailment gain, partially offset by higher REO expenses as the number of REO properties has increased and, to a lesser extent, a higher level of expense associated with these properties as well as higher collection costs.

The efficiency ratio during the nine months ended September 30, 2009 was impacted by the $139 million in restructuring and impairment charges discussed above. Excluding the impact of the restructuring charges from the year-ago period, the efficiency ratio increased 693 basis points and 231 basis points during the three and nine months ended September 30, 2010, respectively, as the decrease in net interest income due to lower loan levels and lower yields outpaced the decrease in operating expenses. The increase was more pronounced during the three months ended September 30, 2010 due to the higher losses on sales of REO properties during the quarter.

ROA improved during the nine months ended September 30, 2010 primarily due to a lower net loss than the year-ago periods as discussed above and the impact of lower average assets. ROA deteriorated slightly during the three month period as a result of the higher losses on sales of REO properties during the quarter.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
	September 30,	June 30, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$53,181	$(2,506)	(4.5)%	$(8,080)	(13.2)%
Personal non-credit card	8,077	(728)	(8.3)	(2,632)	(24.6)

Total customer loans	$61,258	$(3,234)	(5.0)%	$(10,712)	(14.9)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	September 30,	June 30, 2010		December 31, 2009
	2010	$	%	$	%

	(dollars are in millions)

Consumer Lending	$34,661	$(1,506)	(4.2)%	$(4,836)	(12.2)%
Mortgage Services	18,520	(1,000)	(5.1)	(3,244)	(14.9)

Total real estate secured	$53,181	$(2,506)	(4.5)%	$(8,080)	(13.2)%

Customer loans decreased to $61.3 billion at September 30, 2010 as compared to $64.5 billion at June 30, 2010 and $72.0 billion at December 31, 2009 reflecting the continued liquidation of these portfolios which will continue to decline going forward. The liquidation rates in our real estate secured receivable portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. Decreases as compared to December 31, 2009 also reflect seasonal paydowns earlier in the year.

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

In establishing reserve levels, given the general decline in home prices that have occurred over the past three years in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. We have considered these factors in establishing our credit loss reserve levels, as appropriate. While we have noted signs of improvement in these industry and housing market trends during the first nine months of 2010 as previously discussed, it is impossible to predict whether such improvement will continue in future periods. It is generally

HSBC Finance Corporation

believed that a sustained recovery of the housing market, as well as unemployment rates, is not expected to begin to occur at the earliest until late 2011.

The following table sets forth credit loss reserves for our continuing operations for the periods indicated:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Credit loss reserves	$6,971	$7,398	$9,091
Reserves as a percent of:
Receivables(4)	10.05%	10.16%	11.13%
Net charge-offs(1)(2)	90.0	75.0	39.6	(3)
Nonperforming receivables(2)(4)	92.5	100.0	102.4
Two-months-and-over contractual delinquency(4)	69.1	74.4	75.5

(1)	Reserves as a percent of net charge-offs for the quarter, annualized.

(2)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(3)	The December 2009 Charge-off Policy Changes as previously discussed resulted in an acceleration of charge-off for certain real estate secured and personal non credit card receivables during the fourth quarter of 2009 which would have otherwise occurred during future periods.

(4)	These ratios have been significantly impacted by the increase in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value less cost to sell and, therefore, do not require credit loss reserves. The following table shows these ratios excluding the receivables written down to net realizable value less cost to sell:

	September 30,	June 30,	December 31,
	2010	2010	2009

Reserves as a percent of:
Receivables	10.81%	10.84%	11.61%
Nonperforming receivables	195.3	202.5	161.6
Two-months-and-over contractual delinquency	116.3	121.4	103.8

Credit loss reserves at September 30, 2010 decreased as compared to June 30, 2010 and December 31, 2009 as we recorded provision for credit losses less than net charge-offs of $427 million and $2.1 billion during the three and nine months ended September 30, 2010, respectively. Credit loss reserves were lower for all products as compared to June 30, 2010 and December 31, 2009 as discussed below.

•	The decrease in credit loss reserves in our core credit card receivable portfolio reflects lower loss estimates due to lower receivable levels as a result of the actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels as well as an increased focus by consumers to reduce outstanding credit card debt. The decrease in credit loss reserves also reflects the impact of lower delinquency levels, including continuing improvements in early stage delinquency roll rates.

•	The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower receivable levels as the portfolio continues to liquidate and to a lesser extent as compared to December 31, 2009, improvements in total loss severities as well as the impact of an increase of $317 million and $1.5 billion during the three and nine months ended September 30, 2010, respectively, of real estate secured receivables which are carried at the lower of cost or net realizable value less cost to sell and, therefore, no longer have credit loss reserves associated with them. As compared to December 31, 2009, credit loss reserves also reflect lower delinquency levels as the delinquent balances migrate to charge-off and are replaced by lower levels of new delinquency volume as the portfolio seasons. However, delinquency levels for real estate secured receivables increased during the third quarter consistent with seasonal patterns of higher delinquency levels in the second half of the year. The increase in delinquency levels during the third quarter did not negatively impact credit loss reserve levels as a significant portion of the increase reflects the

HSBC Finance Corporation

higher levels of receivables which no longer have credit loss reserves associated with them, as discussed above. These receivables which are currently carried at the lower of cost or fair value are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. Reserve requirements for real estate secured TDR Loans were essentially flat compared to December 31, 2009 but decreased slightly during the current quarter reflecting lower new TDR Loan volumes.

•	Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency levels. Although reserve requirements on personal non-credit card TDR Loans were essentially flat during the third quarter, reserve requirements were slightly higher as compared to December 31, 2009 due to slight increases in expected loss rates.

At September 30, 2010, approximately $4.9 billion, or 9 percent of our real estate secured receivable portfolio has been written down to net realizable value less cost to sell and, therefore, have no credit loss reserves associated with them. In addition, approximately $8.2 billion of real estate secured receivables which have not been written down to net realizable value less cost to sell are considered TDR Loans and $1.2 billion of non-real estate secured receivables are considered TDR Loans, which are reserved using a discounted cash flow analysis which generally results in a higher reserve requirement. As a result, 25 percent of our real estate secured receivable portfolio and 21 percent of our total receivable portfolio have either been written down to net realizable value less cost to sell or are reserved for using the TDR Loan discounted cash flow analysis.

Credit loss estimates for our core credit card receivable portfolio relate primarily to our non-prime credit card receivable portfolio. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The deterioration of the housing markets in the U.S. over the past three years has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who are, on the whole, demonstrating a better payment history on their loans than homeowners in the portfolio as a whole. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. In addition, through September 30, 2010, high unemployment rates have resulted in less credit deterioration in the non-prime portfolios as compared to prime portfolios. Should these trends continue, credit loss reserves for our credit card receivables will continue to decrease. However, there can be no certainty that these trends will continue.

Reserves as a percentage of receivables decreased to 10.05 percent at September 30, 2010 compared to 10.16 percent at June 30, 2010 and 11.13 percent at December 31, 2009 driven by significantly lower delinquency levels in our credit card and personal non-credit card receivable portfolios as discussed more fully below which resulted in the decreases in our credit loss reserves outpacing the decreases in receivable levels. This ratio was also impacted by increases in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value less cost to sell and do not require corresponding credit loss reserves. These receivables increased by $317 million and $1.5 billion as compared to June 30, 2010 and December 31, 2009, respectively.

Reserves as a percentage of net charge-offs (quarter net charge-offs, annualized) were 90.0 percent at September 30, 2010 compared to 75.0 percent at June 30, 2010 and 39.6 percent at December 31, 2009. Reserves as a percentage of net charge-offs (quarter net charge-offs, annualized) at December 31, 2009 was significantly impacted by the December 31, 2009 Charge-off Policy Change. This ratio increased as compared to June 30, 2010 as dollars of net charge-offs decreased at a faster pace than reserves during the three months ended September 30, 2010 as the lower delinquency levels we experienced earlier during the year have resulted in lower net charge-off levels in the current quarter.

Reserves as a percentage of nonperforming receivables was 92.5 percent at September 30, 2010 compared to 100.0 percent at June 30, 2010 and 102.4 percent at December 31, 2009. As compared to June 30, 2010, the decrease reflects the impact of higher levels of nonperforming receivables, primarily in first lien real estate secured receivables due to seasonal trends of higher delinquency levels in the second half of the year. As compared to

HSBC Finance Corporation

December 31, 2009, the decrease reflects the higher levels of nonperforming real estate secured receivables carried at the lower of cost or net realizable value less cost to sell which do not require corresponding credit loss reserves.

Reserves as a percentage of two-months-and-over contractual delinquency decreased to 69.1 percent at September 30, 2010 compared to 74.4 percent at June 30, 2010 and 75.5 percent at December 31, 2009. This ratio has been significantly impacted by the increase in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value less cost to sell and do not require corresponding credit loss reserves. Excluding these receivables from this calculation for all periods, reserves as a percentage of two-months-and-over contractual delinquency totaled 116.3 percent at September 30, 2010 compared to 121.4 percent at June 2010 and 103.8 percent at December 2009. As compared to December 31, 2009, the ratio increased as dollars of delinquency decreased at a faster pace than reserve levels due to higher reserve requirements on TDR Loans. As compared to June 30, 2010, the ratio decreased as a result of higher delinquency levels in our real estate secured receivable portfolio in the current quarter while overall reserve levels declined.

The following table summarizes the changes in credit loss reserves by product during the three and nine months ended September 30, 2010 and 2009:

	Real Estate Secured			Personal
	First	Second	Credit	Non-Credit
	Lien	Lien	Card	Card	Total

Three months ended September 30, 2010:
Balances at beginning of period	$3,386	$1,097	$1,294	$1,621	$7,398
Provision for credit losses	898	147	201	263	1,509
Charge-offs	(908)	(315)	(417)	(477)	(2,117)
Recoveries	12	15	58	96	181

Net charge-offs	(896)	(300)	(359)	(381)	(1,936)

Balance at end of period	$3,388	$944	$1,136	$1,503	$6,971

Three months ended September 30, 2009:
Balances at beginning of period	$5,848	$1,961	$2,067	$2,646	$12,522
Provision for credit losses	587	433	421	676	2,117
Charge-offs	(574)	(500)	(583)	(763)	(2,420)
Recoveries	10	11	51	59	131

Net charge-offs	(564)	(489)	(532)	(704)	(2,289)
Receivables transferred to held for sale	-	-	-	-	-

Balance at end of period	$5,871	$1,905	$1,956	$2,618	$12,350

Nine months ended September 30, 2010:
Balances at beginning of period	$3,997	$1,430	$1,816	$1,848	$9,091
Provision for credit losses	2,419	619	680	1,252	4,970
Charge-offs	(3,060)	(1,158)	(1,537)	(1,867)	(7,622)
Recoveries	32	53	177	270	532

Net charge-offs	(3,028)	(1,105)	(1,360)	(1,597)	(7,090)

Balance at end of period	$3,388	$944	$1,136	$1,503	$6,971

Nine months ended September 30, 2009:
Balances at beginning of period	$4,998	$2,115	$2,249	$2,668	$12,030
Provision for credit losses	2,602	1,173	1,350	2,041	7,166
Charge-offs	(1,744)	(1,413)	(1,800)	(2,259)	(7,216)
Recoveries	15	30	157	168	370

Net charge-offs	(1,729)	(1,383)	(1,643)	(2,091)	(6,846)
Receivables transferred to held for sale	-	-	-	-	-

Balance at end of period	$5,871	$1,905	$1,956	$2,618	$12,350

HSBC Finance Corporation

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Continuing operations:
Core receivables:
Credit card receivables	$673	$752	$1,211
Non-core receivable portfolios:
Real estate secured(1)(2)(3)	8,494	8,237	9,395
Personal non-credit card	921	954	1,432

Total non-core receivables	9,415	9,191	10,827

Total – continuing operations	10,088	9,943	12,038
Discontinued operations	-	125	252

Total receivables	$10,088	$10,068	$12,290

Delinquency Ratio:
Continuing operations:
Core receivables:
Credit card receivables	6.81%	7.44%	10.41%
Non-core receivable portfolios:
Real estate secured(1)(2)(3)	16.45	15.23	15.78
Personal non-credit card	11.78	11.19	13.65

Total non-core receivables	15.84	14.68	15.46

Total – continuing operations	14.55	13.67	14.74
Discontinued operations	-	4.31	5.62

Total receivables	14.55%	13.31%	14.27%

HSBC Finance Corporation

(1)	Real estate secured dollars of two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Mortgage Services:
First lien	$2,734	$2,682	$2,992
Second lien	266	276	381

Total Mortgage Services	$3,000	$2,958	$3,373

Consumer Lending:
First lien	$5,021	$4,796	$5,380
Second lien	473	483	642

Total Consumer Lending	$5,494	$5,279	$6,022

Delinquency Ratio:
Mortgage Services:
First lien	18.80%	17.51%	17.62%
Second lien	11.38	11.01	12.87

Total Mortgage Services	17.77%	16.59%	16.91%

Consumer Lending:
First lien	16.11%	14.80%	15.37%
Second lien	13.23	12.53	14.03

Total Consumer Lending	15.81%	14.56%	15.21%

(2)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, ARM and stated income real estate secured receivables:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Dollars of Contractual Delinquency:
Interest-only loans	$412	$394	$447
ARM loans	2,130	2,174	2,536
Stated income loans	722	737	861
Delinquency Ratio:
Interest-only loans	28.50%	25.28%	24.47%
ARM loans	26.66	25.38	25.76
Stated income loans	24.77	23.46	23.42

(3)	At September 30, 2010, June 30, 2010 and December 31, 2009, real estate secured delinquency includes $4.1 billion, $3.8 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value less cost to sell and are generally in the process of foreclosure. See “Real Estate Owned” for additional information regarding our REO properties.

Core credit card receivables Dollars of delinquency for our core credit card receivables decreased as compared to June 30, 2010 and December 31, 2009 due to lower receivable levels due to the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio. Customer payment rates continue to be strong resulting from an increased focus by consumers to reduce outstanding credit card debt. The lower delinquency levels also reflect the impact of improved delinquency roll rates, partially offset by seasonal trends for higher delinquency during the second half of the year. As compared to December 31, 2009, the lower delinquency levels also reflect seasonal paydowns earlier in the year, a significant portion of which was on delinquent accounts.

HSBC Finance Corporation

The delinquency ratio for our credit card receivable portfolio at September 30, 2010 decreased 63 basis points as compared to June 30, 2010 and 360 basis points as compared to December 31, 2009 as dollars of credit card delinquency decreased at a faster pace than receivable levels.

Non-core receivable portfolios Dollars of delinquency for our non-core receivable portfolios increased $224 million since June 30, 2010 reflecting higher dollars of delinquency for our real estate secured receivable portfolios partially offset by lower dollars of delinquency for personal non-credit card receivables. The increase in dollars of delinquency for real estate secured receivables during the third quarter reflects portfolio seasoning and seasonal trends for higher delinquency during the second half of the year. Delinquency levels for real estate secured receivables were also impacted by the slowing pace of improvements in economic conditions and continuing high unemployment levels. Of the $257 million increase in dollars of delinquency for real estate secured receivables, $246 million of this increase relates to an increase in delinquency associated with receivables carried at the lower of cost or net realizable value less cost to sell due to an increase in late-stage delinquency roll rates as well as lower subsequent charge-offs on accounts which have been carried at net realizable value less cost to sell for a period of time. These receivables which are currently carried at the lower of cost or net realizable value less cost to sell are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. The increase in dollars of delinquency for real estate secured receivables was partially offset by lower receivable levels as the portfolio continues to liquidate. Lower delinquency levels in our personal non-credit card receivable portfolio as compared to June 30, 2010 also reflect lower receivable levels and delinquent balances continue to migrate to charge-off, partially offset by seasonal trends for higher delinquency during the second half of the year. We also believe dollars of delinquency in all of our non-core receivable portfolios have been positively impacted as a result of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios.

The decrease in dollars of delinquency since December 31, 2009 for our non-core receivable portfolio reflect lower receivable levels as discussed above, seasonal paydowns earlier in the year and the impact of improved economic conditions since year-end 2009. As compared to December 31, 2009, delinquent accounts which have migrated to charge-off have been replaced with lower levels of new delinquency volume as the portfolios continue to season. We believe the decrease in dollars of delinquency in our non-core receivable portfolios also reflects the impact of the risk mitigation actions as discussed above. The decreases in dollars of delinquency since December 2009 were partially offset by the impact of continuing high unemployment rates.

The delinquency ratio for real estate secured receivables increased as compared to June 30, 2010 and December 31, 2009 reflecting the continued liquidation of the portfolio and, as compared to June 2010, the impact of higher dollars of delinquency. Our personal non-credit card receivable portfolio reported lower delinquency ratios as compared to June 30, 2010 and December 31, 2009 reflecting the lower delinquency levels as discussed above which has declined at a faster pace than receivable levels.

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

HSBC Finance Corporation

The dollars of net charge-offs and the net-charge-off ratio for the three months ended September 30, 2010 and June 30, 2010 are not comparable to the historical period as comparability has been impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables. Charge-off for these receivables under the revised policy is recognized sooner for these products than during the historical period.

	September 30,	June 30,	September 30,
Three Months Ended(1)	2010	2010	2009

	(dollars are in millions)

Net Charge-off dollars:
Continuing operations:
Core receivables:
Credit card receivables	$359	$474	$532
Non-core receivable portfolios:
Real estate secured(2)(3)	1,196	1,452	1,053
Personal non-credit card	381	539	704

Total non-core receivables	1,577	1,991	1,757

Total – continuing operations	1,936	2,465	2,289
Discontinued operations	-	37	111

Total receivables	$1,936	$2,502	$2,400

Net Charge-off ratio:
Continuing operations:
Core receivables:
Credit card receivables	14.26%	18.14%	17.95%
Non-core receivable portfolios:
Real estate secured(2)(3)	9.05	10.47	6.40
Personal non-credit card	18.60	24.03	21.46

Total non-core receivables	10.33	12.36	8.90

Total receivables – continuing operations	10.88%	13.16%	10.08%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables for continuing operations	9.61%	10.76%	6.58%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)	Real estate secured net charge-off dollars, annualized, as a percentage of average consumer receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

HSBC Finance Corporation

	September 30,	June 30,	September 30,
Three Months Ended	2010	2010	2009

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$360	$452	$331
Second lien	134	157	247

Total Mortgage Services	$494	$609	$578

Consumer Lending:
First lien	$537	$643	$233
Second lien	165	200	242

Total Consumer Lending	$702	$843	$475

Net charge-off ratio:
Mortgage Services:
First lien	9.62%	11.45%	6.96%
Second lien	22.16	24.25	28.09

Total Mortgage Services	11.36%	13.26%	10.27%

Consumer Lending:
First lien	6.75%	7.78%	2.46%
Second lien	17.80	19.73	18.20

Total Consumer Lending	7.91%	9.09%	4.39%

(3)	Net charge-off dollars and the net charge-off ratio for ARM loans are as follows:

	September 30,	June 30,	September 30,
Three Months Ended	2010	2010	2009

	(dollars are in millions)

Net charge-off dollars — ARM Loans	$282	$325	$311
Net charge-off ratio — ARM Loans	13.63%	14.59%	10.73%

Core credit card receivables Dollars of net charge-offs for our core credit card receivables decreased as compared to the prior quarter and prior year quarter reflecting lower average receivable levels as previously discussed, including lower delinquency levels and lower levels of personal bankruptcy filings, partially offset by continued high levels of unemployment. Lower dollars of net charge-offs as compared to both the prior and prior year quarter also reflect improvements in economic conditions, although the pace of improvement slowed during the current quarter.

The net charge-off ratio for our credit card receivable portfolio decreased 388 basis points and 369 basis points as compared to the prior quarter and prior year quarter as the decrease in dollars of net charge-offs outpaced the decrease in average receivables.

Non-core receivable portfolios Dollars of net charge-offs for our non-core receivable portfolio decreased as compared to the prior quarter reflecting lower average receivable levels and lower delinquency levels for our personal non-credit card receivable portfolio.

As compared to the prior year quarter, dollars of net charge-offs for our non-core receivable portfolio decreased reflecting lower average receivable levels and lower delinquency levels for both our real estate secured and personal non-credit card receivable portfolios. Real estate secured receivable net charge-off dollars as compared to the prior year quarter also reflect a higher percentage of charge-offs on first lien loans which generally have lower loss severities than second lien loans. Additionally, lower dollars of net charge-offs for real estate secured receivables reflect lower total loss severities as loss severities on foreclosed loans improved as compared to the prior year quarter due to stabilization in the housing markets since the prior year. Improvements in total loss severities as compared to the prior year quarter also reflect an increase in the number of properties for which we accepted a

HSBC Finance Corporation

deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to foreclosed loans. Also dollars of net charge-offs for our real estate secured and personal non-credit card receivable portfolios as compared to the prior year quarter have been impacted by the December 2009 Charge-off Policy Changes, which resulted in charge-offs being recognized sooner for these products than during the year-ago period.

The net charge-off ratio for our non-core receivable portfolios decreased as compared to the prior quarter as the decrease in dollars of net charge-offs as discussed above outpaced the decrease in average receivables. As compared to the prior year quarter, the net charge-off ratio increased reflecting the impact of the new underlying charge-off trend as a result of the December 2009 Charge-off Policy Change.

Nonperforming Assets Nonperforming assets are summarized in the following table:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Continuing operations:
Core receivables:
Credit card receivables (accruing receivables 90 or more days delinquent)(3)	$486	$554	$890
Non-core nonaccrual receivable portfolios (nonaccrual receivables)(1):
Real estate secured(2)(5)	6,418	6,213	6,995
Personal non-credit card	634	637	998

Total non-core receivable portfolios	7,052	6,850	7,993

Total nonperforming receivables	7,538	7,404	8,883
Real estate owned	908	787	592

Total nonperforming assets – continuing operations	8,446	8,191	9,475
Discontinued operations	-	125	252

Total nonperforming assets	$8,446	$8,316	$9,727

Credit loss reserves as a percent of nonperforming receivables(4)	92.5%	100.0%	102.4%

(1)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)	Nonaccrual real estate secured receivables including held for sale are comprised of the following:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(in millions)

Real estate secured:
Closed-end:
First lien	$5,925	$5,721	$6,304
Second lien	340	318	510
Revolving:
First lien	4	3	2
Second lien	149	171	179

Total real estate secured	$6,418	$6,213	$6,995

(3)	Consistent with industry practice, accruing consumer receivables 90 or more days delinquent includes credit card receivables.

(4)	Ratio represents credit loss reserves divided by the corresponding outstanding balance of total nonperforming receivables. Nonperforming receivables include accruing loans contractually past due 90 days or more, but excludes nonperforming receivables associated with

HSBC Finance Corporation

receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(5)	At September 30, 2010, June 30, 2010 and December 31, 2009, non-accrual real estate secured receivables includes $4.0 billion, $3.8 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value less cost to sell.

Total nonperforming receivables increased since June 30, 2010 reflecting higher delinquency levels for real estate secured receivables during the third quarter as discussed above. As compared to December 31, 2009, total nonperforming receivables decreased as a result of the lower delinquency levels during the first nine months of 2010 as well as the impact of lower receivable levels. Higher levels of real estate owned at September 30, 2010 reflects improvements in processing foreclosure activities following backlogs throughout 2009 in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. Real estate nonaccrual receivables include stated income loans at our Mortgage Services business of $593 million, $603 million and $683 million at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes TDR Loans which are shown as nonperforming receivables in the table above:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(in millions)

Continuing operations:
Real estate secured	$1,734	$1,547	$1,607
Credit card	23	29	36
Personal non-credit card	102	95	106

Total – continuing operations	1,859	1,671	1,749
Discontinued operations	-	11	20

Total	$1,859	$1,682	$1,769

For additional information related to TDR Loans, see Note 5, “Receivables,” to our accompanying consolidated financial statements.

Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to take extraordinary action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability as well as in the case of real estate secured receivables, a continuing of desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, maximize collection opportunities and avoid foreclosure if economically expedient. Currently, we utilize the following account management actions:

•	Modification – Management action that results in a change to the terms and conditions of the loan either temporarily or permanently without changing the delinquency status of the loan. Modifications may include changes to one or more terms of the loan including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal.

•	Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the loan. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent. We use collection re-aging as an account and customer management tool in an effort to increase

HSBC Finance Corporation

the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

•	Modification Re-age – Management action that results in a change to the original terms and conditions of the loan, either temporarily or permanently, and also resets the contractual delinquency status of an account to current as discussed above. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.

Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. As a result of our on-going review, we have begun implementing changes to our policies and procedures to increase consistency in our policies for all products. Effective during the second quarter of 2010, we implemented changes to our policies and procedures for the real estate secured and personal non-credit card receivables in our Consumer Lending and Mortgage Services businesses. The adoption of these policies and procedures did not have a material impact on our financial position or results of operations. We expect to adopt similar policies and procedures in our Card and Retail Services business during the second half of 2011. Until then, credit card receivables in our Card and Retail Services business will continue to follow the policies and practices outlined in our 2009 Form 10-K.

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

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 344,500 real estate secured loans with an aggregate outstanding principal balance of $40.6 billion at the time of modification and/or re-age under our foreclosure avoidance programs and a proactive ARM reset modification program described below. These totals include approximately 70,700 real estate secured loans with an outstanding principal balance of $10.8 billion that received two or more modifications since January 2007 and, therefore, may be classified as TDR

HSBC Finance Corporation

Loans. The following provides information about the subsequent performance of all real estate secured loans granted a modification or re-age since January 2007:

		Outstanding Receivable
	Number	Balance at Time of
Status as of September 30, 2010	of Loans	Account Modification Action

Current or less than 30-days delinquent	42%	41%
30- to 59-days delinquent	9	9
60-days or more delinquent	19	23
Paid-in-full	7	6
Charged-off, transferred to real estate owned or sold	23	21

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

	Number of Accounts(1)		Outstanding Receivable Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

September 30, 2010:
Collection re-age only	87.2	33.4	$7,402	$2,991
Modification only(2)	13.6	8.5	1,592	991
Modification re-age	67.3	48.3	8,381	5,989

Total loans modified and/or re-aged(3)	168.1	90.2	$17,375	$9,971

June 30, 2010:
Collection re-age only	88.3	34.9	$7,535	$3,156
Modification only(2)	15.9	9.4	1,934	1,120
Modification re-age	66.5	49.7	8,375	6,255

Total loans modified and/or re-aged(3)	170.7	94.0	$17,844	$10,531

December 31, 2009:
Collection re-age only	91.3	36.5	$7,779	$3,331
Modification only(2)	16.6	10.6	2,096	1,274
Modification re-age	67.5	53.1	8,805	6,917

Total loans modified and/or re-aged(3)	175.4	100.2	$18,680	$11,522

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 5, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under a proactive ARM reset modification program described below.

HSBC Finance Corporation

(3)	The following table provides information at September 30, 2010 regarding the delinquency status of real estate secured receivables remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

			Outstanding
			Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

September 30, 2010:
Current or less than 30-days delinquent	62%	62%	59%	63%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	27	27	26

	100%	100%	100%	100%

June 30, 2010:
Current or less than 30-days delinquent	64%	65%	62%	66%
30- to 59-days delinquent	12	10	13	10
60-days or more delinquent	24	25	25	24

	100%	100%	100%	100%

December 31, 2009:
Current or less than 30-days delinquent	62%	64%	59%	65%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	25	27	24

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

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

In addition to the account management techniques discussed above, we have also increased the use of deed-in-lieu and short sales in 2010 to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and probability of default. Short sales also release the borrower from further obligation. From our perspective, loss severities on deed-in-lieu and short sales are lower than losses from foreclosed loans, or for loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of deed-in-lieu and short sales will continue to increase in future periods as we continue to work with our customers.

Modification Programs As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices particularly in light of the current needs of our customers. As a result of these reviews, beginning in the fourth quarter of 2006, we significantly increased our use of modifications in response to what we expected would be a longer term need of

HSBC Finance Corporation

assistance by our customers due to the weak housing market and U.S. economy. In these instances, our Mortgage Services and Consumer Lending businesses actively use account modifications to reduce the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently declined.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account may be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. By late 2009, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease as we are no longer originating real estate secured receivables as well as the impact of the continued seasoning of a liquidating portfolio and improvements in economic conditions. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our long-standing home preservation programs provide more meaningful assistance to our customers.

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

The following table summarizes loans modified during the first nine months of 2010, some of which may have also been re-aged:

Outstanding Receivable
	Number of		Balance at Time of
	Accounts Modified		Modification
	Consumer	Mortgage	Consumer	Mortgage
Nine Months Ended September 30, 2010	Lending	Services	Lending	Services

(dollars are in billions)

Foreclosure avoidance programs(1)(2)	21,300	14,700	$3.1	$2.0

(1)	Includes all loans modified during the nine months ended September 30, 2010 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, customer modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

HSBC Finance Corporation

A primary tool used during account modification, involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification for the first time during the quarter indicated.

	September 30,	June 30,	March 31,
Three Months Ended	2010	2010	2010

Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	341	339	329
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.6%	27.3%	26.5%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios of our Consumer Lending business which totaled $1.2 billion, $1.3 billion and 1.4 billion as of September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

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

We continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 88 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged, rewritten or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan.

We used certain assumptions and estimates to compile our re-aging statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset to a current status because we have determined that the loans should not

HSBC Finance Corporation

have been considered delinquent (e.g., payment application processing errors). When comparing re-aging statistics from different periods, the fact that our re-age policies and practices will change over time, that exceptions are made to those policies and practices, and that our data capture methodologies have been enhanced, should be taken into account.

Re-age Table(1)(2)

	September 30,	June 30,	December 31,
	2010	2010	2009

Continuing operations:
Never re-aged	60.0%	60.2%	61.9%
Re-aged:
Re-aged in the last 6 months	9.5	10.9	12.3
Re-aged in the last 7-12 months	11.4	11.5	13.6
Previously re-aged beyond 12 months	19.1	17.4	12.2

Total ever re-aged	40.0	39.8	38.1

Total continuing operations:	100.0%	100.0%	100.0%

Discontinued operations:
Never re-aged	-	51.6	55.0
Re-aged	-	48.4	45.0

Total discontinued operations	-	100.0%	100.0%

Re-aged by Product(1)(3)(4)

	September 30,		June 30,		December 31,
	2010		2010		2009

Continuing operations:
Real estate secured(3)	$24,546	47.5%	$25,507	47.2%	$27,036	45.4%
Credit card	444	4.5	475	4.7	527	4.5
Personal non-credit card	2,817	36.0	3,070	36.0	3,678	35.1

Total – continuing operations	27,807	40.0	29,052	39.8	31,241	38.1
Discontinued operations	-	-	1,397	48.4	2,021	45.0

Total	$27,807	40.0%	$30,449	40.1%	$33,262	38.4%

(1)	The Re-age Table includes both Collection Re-ages and Modification Re-ages, as discussed above.

(2)	Excludes commercial and other.

(3)	The following table summarizes re-ages of real estate secured receivables as presented in the table above for our Mortgage Services and Consumer Lending businesses:

	September 30,	June 30,	December 31,
	2010	2010	2009

	(dollars are in millions)

Mortgage Services	$9,343	$9,808	$10,699
Consumer Lending	15,203	15,699	16,337

Total real estate secured	$24,546	$25,507	$27,036

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

HSBC Finance Corporation

The overall decrease in dollars of re-aged loans during the first nine months of 2010 reflects the lower delinquency and receivable levels as discussed above. At September 30, 2010, June 30, 2010 and December 31, 2009, $7.4 billion (27 percent of total re-aged loans in the Re-age Table), $7.2 billion (25 percent of total re-aged loans in the Re-age Table) and $7.9 billion (25 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

We continue to work with advocacy groups in select markets to assist in encouraging our customers with financial needs to contact us. We have also implemented new training programs to ensure that our customer service representatives are focused on helping the customer through difficulties, are knowledgeable about the available re-aging and modification programs and are able to advise each customer of the best solutions for their individual circumstance.

We also support a variety of national and local efforts in homeownership preservation and foreclosure avoidance.

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of September 30, 2010 as well as the unemployment rate for these states for September 2010.

	Percentage of Portfolio			Percent of
	Receivables at September 30, 2010			Total Receivables		Unemployment
	Credit	Real Estate		September 30,	December 31,	Rates for
	Cards	Secured	Other	2010	2009	Sept. 2010(1)

California	10.8%	10.1%	6.2%	9.7%	10.4%	12.4%
New York	7.4	6.9	6.8	7.0	6.8	8.3
Florida	6.9	6.3	5.7	6.4	6.6	11.9
Pennsylvania	4.2	5.9	6.4	5.7	5.5	9.0
Ohio	4.2	5.4	5.9	5.3	5.2	10.0

(1)	The U.S. national unemployment rate for September 2010 was 9.6 percent.

Because our underwriting, collections and processing functions are centralized, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

Liquidity and Capital Resources

HSBC Related Funding In connection with our acquisition by HSBC, HSBC announced its expectation that funding costs for the HSBC Finance Corporation businesses would be lower as a result of the funding diversity of HSBC. As a result, we work with our affiliates under the oversight of HSBC North America to maximize opportunities and efficiencies in HSBC’s operations in the U.S., including funding efficiencies.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	September 30,	December 31,
	2010	2009

	(in billions)

Debt issued to HSBC subsidiaries:
Term debt	$8.3	$9.0

Debt outstanding to HSBC clients:
Euro commercial paper	.5	.7
Term debt	.9	1.8

Total debt outstanding to HSBC clients	1.4	2.5
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	8.4	10.3
Cash received on bulk sale of auto finance receivables to HSBC Bank USA, net (cumulative)	-	2.8
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	13.7	16.6
Real estate secured receivable activity with HSBC Bank USA:
Cash received on sales (cumulative)	3.7	3.7
Direct purchases from correspondents (cumulative)	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.3)	(6.1)

Total real estate secured receivable activity with HSBC Bank USA	1.6	1.8

Cash received from sale of U.K. Operations to HOHU	.4	.4
Cash received from sale of U.K. credit card business to HSBC Bank plc (“HBEU”)	2.7	2.7
Cash received from sale of Canadian Operations to HSBC Bank Canada	.3	.3
Capital contributions by HSBC Investments (North America) Inc. (cumulative)	8.8	8.6

Total HSBC related funding	$45.6	$55.0

At September 30, 2010 and December 31, 2009, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 14 percent and 14 percent, respectively, of our total debt and preferred stock funding.

Cash proceeds received from the sale of our Canadian Operations to HSBC Bank Canada, the sale of our U.K. Operations to HOHU, the sale of our European Operations to an HBEU affiliate and the sale of our U.K. credit card business to HBEU were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HBEU. Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA and the proceeds from the bulk sale of certain auto finance receivables were used to pay down maturing long-term debt and short-term domestic borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions as well as the ongoing daily sales were also used to fund ongoing operations.

We have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At September 30, 2010 and December 31, 2009, there were no balances outstanding under either of these lines.

We had derivative contracts with a notional value of $52.3 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2010 and $58.6 billion, or approximately 98 percent at December 31, 2009. Such arrangements reduce the counterparty risk exposure related to the derivatives portfolio.

Interest bearing deposits with banks and other short-term investments Interest bearing deposits with banks totaled $15 million and $17 million at September 30, 2010 and December 31, 2009, respectively. Securities purchased under agreements to resell totaled $4.8 billion and $2.9 billion at September 30, 2010 and December 31, 2009, respectively. The increase in the amount of short-term investments is due primarily to the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties, receipt of tax

HSBC Finance Corporation

related payments and issuance of medium-term retail notes. A portion of these investments will be liquidated over the remainder of 2010 to be used to repay maturing debt.

Commercial paper totaled $3.1 billion and $4.3 billion at September 30, 2010 and December 31, 2009, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $519 million and $664 million at September 30, 2010 and December 31, 2009, respectively. Commercial paper balances were lower at September 30, 2010 as a result of our higher short-term liquid investment portfolio. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

We had committed back-up lines of credit totaling $6.3 billion and $7.8 billion at September 30, 2010 and December 31, 2009, respectively. At December 31, 2009, one of these facilities totaling $2.5 billion was with an HSBC affiliate to support our issuance of commercial paper. This $2.5 billion credit facility was renewed in September 2010 as a new $2.0 billion back-up credit facility, split evenly between 364 days and two years. Given the overall reduction in our balance sheet, the lower level of back-up lines in support of our current commercial paper issuance program is consistent with our reduced 2010 funding requirements.

Long-term debt decreased to $57.9 billion at September 30, 2010 from $68.9 billion at December 31, 2009. The following table summarizes issuances and retirements of long-term debt during 2010 and 2009:

Nine Months Ended September 30,	2010	2009

	(in millions)

Long-term debt issued	$654	$3,118
Repayments of long-term debt(1)	(11,577)	(15,153)

Net long-term debt repayments	$(10,923)	$(12,035)

(1)	Additionally, during the nine months ended September 30, 2009, long-term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios, as discussed previously.

Issuances of long-term debt during the first nine months of 2010 included the following:

•	$459 million of InterNotessm (retail-oriented medium-term notes)

•	$195 million of securities backed by credit card receivables. For accounting purposes, this transaction was structured as a secured financing

During the second quarter of 2010, we decided to redeem up to approximately $1.0 billion of retail medium-term notes in four phases of approximately $250 million each. During the third quarter of 2010, we redeemed $752 million of retail medium term notes. The final redemption of retail medium term notes of approximately $250 million was completed in October 2010. These redemptions were funded through a new $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which was also executed during the third quarter of 2010 and allowed for borrowings with maturities of up to 15 years. As of September 30, 2010, $750 million was outstanding under this credit agreement.

Preferred Shares Subsequent to September 30, 2010, our Board of Directors approved the issuance of up to 1,000 shares of Series C preferred stock. During the fourth quarter of 2010, we intend to convert $1.0 billion in notes from HSBC North America scheduled to mature between 2022 and 2025 into preferred stock by repaying the loans to HSBC North America and issuing preferred stock to HINO. This transaction will enhance our total capital level. This transaction will also enhance both our common and preferred equity to total assets and tangible shareholder’s equity to tangible assets ratios. It will not, however, impact our tangible common equity to tangible assets ratio.

Common Equity During the nine months ended September 30, 2010, HSBC Investments (North America) Inc. (“HINO”) made a capital contribution to us totaling $200 million to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected

HSBC Finance Corporation

capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

Selected capital ratios In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. Additionally, effective September 30, 2009, we are required by our credit providing banks to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2010	2009

Tangible common equity to tangible assets(1)	7.11%	7.60%
Common and preferred equity to total assets	8.43	8.86

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Subject to regulatory approval, HSBC North America will be required to implement Basel II no later than April 1, 2011 in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America capital requirement. Based on a comprehensive analysis of the HSBC North America balance sheet, we are taking a series of actions to achieve targeted total capital levels under these new regulations. In consideration of this objective, we expect to offer noteholders of certain series of our debt the ability to exchange their existing senior notes for newly issued subordinated debt. Subject to market conditions, we plan to issue $2.0 billion to $3.0 billion in new 10 year fixed rate subordinated debt in exchange for tendered senior debt.

Secured financings We currently have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, $455 million and $400 million, respectively, were available under these facilities. These facilities will mature in the second quarter of 2011 and are renewable at the banks’ option.

During the three and nine months ended September 30, 2010, we issued secured financings of $75 million and $195 million, respectively, collateralized by credit card receivables under the secured conduit credit facilities discussed above. There were no secured financings issued during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we issued secured financings of $1.6 billion collateralized by personal non-credit card receivables under credit facilities available at that time but expired during 2009.

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.4 billion at September 30, 2010 are secured by $6.7 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.7 billion at December 31, 2009 are secured by $6.8 billion of closed-end real estate secured receivables. The following table shows by product type the receivables which secure our secured financings:

	September 30,	December 31,
	2010	2009

	(in billions)

Real estate secured	$6.3	$6.8
Credit card	.4	-

Total	$6.7	$6.8

HSBC Finance Corporation

As it relates to our discontinued Auto Finance business, at December 31, 2009 we had secured financings of $778 million collateralized by $1.2 billion of auto finance receivables. These secured financings were assumed by SC USA as part of the sale of the remainder of our auto finance receivable portfolio in August 2010. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of this transaction.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at September 30, 2010:

	September 30,	December 31,
	2010	2009

	(in billions)

Private label and credit cards(1)(2)	$99.5	$96.1
Other consumer lines of credit	.6	.5

Open lines of credit	$100.1	$96.6

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to September 30, 2010 and December 31, 2009.

2010 Funding Strategy Our current range of estimates for funding needs and sources for 2010 are summarized in the table that follows.

	Actual	Estimated
	January 1	October 1
	through	through			Estimated
	September 30,	December 31,			Full Year
	2010	2010			2010

	(in billions)

Funding needs:
Net asset growth/(attrition)	$(5)	$(1)	-	0	$(6)	-	(5)
Commercial paper maturities	1	0	-	1	1	-	2
Term debt maturities	12	3	-	4	15	-	16
Secured financings, including conduit facility maturities	1	0	-	1	1	-	2

Total funding needs	$9	$2	-	6	$11	-	15

Funding sources:
Commercial paper issuances	$(2)	$3	-	4	$1	-	2
Term debt issuances	0	0	-	1	0	-	1
Asset transfers and loan sales	3	0	-	0	3	-	3
Secured financings, including conduit facility renewals	0	0	-	0	0	-	0
HSBC and HSBC subsidiaries, including capital infusions	1	0	-	1	1	-	2
Other(1)	7	(1)	-	0	6	-	7

Total funding sources	$9	$2	-	6	$11	-	15

(1)	Primarily reflects cash provided by operating activities.

HSBC Finance Corporation

For the remainder of 2010, the combination of portfolio attrition, cash generated from operations and issuances of retail notes will generate the liquidity necessary to meet our maturing debt obligations. If necessary, these sources of liquidity may be supplemented with institutionally placed debt.

Commercial paper outstanding will continue to be lower than our historical levels throughout the remainder of 2010. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2010 should not be considered indicative of the results for any future period.

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

HSBC Finance Corporation

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2010 and December 31, 2009, our Level 3 instruments recorded at fair value on a recurring basis include $26 million and $49 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of September 30, 2010 and December 31, 2009, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $4 million and $3 million, respectively.

Transfers between leveling categories are recognized at the end of each reporting period.

HSBC Finance Corporation

Transfers Into (Out of) Level 1 and 2 Measurements Transfers from Level 1 (quoted unadjusted prices in active markets for identical assets or liabilities) to Level 2 (using inputs that are observable for the identical asset or liability, either directly or indirectly) totaled $59 million during the three months ended September 30, 2010 and transfers from Level 2 to Level 1 totaled $9 million during the three months ended September 30, 2010 as a result of reclassifications in certain product groupings. There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2009.

Transfers Into (Out of) Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at September 30, 2010 and 2009 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test, which is described more fully in Note 17, “Fair Value Measurements,” in the accompanying consolidated financial statements, with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three and nine months ended September 30, 2010, we transferred $0 million and $27 million, respectively, of U.S. government sponsored enterprises and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $0 million and $12 million, respectively, from Level 2 to Level 3 of U.S. government sponsored enterprises, corporate debt securities and asset-backed securities which met one or both of the conditions described above.

During the three and nine months ended September 30, 2009, we transferred $54 million and $173 million, respectively, of individual securities, primarily asset-backed securities and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $36 million and $121 million, respectively, from Level 2 to Level 3 of individual securities, primarily corporate debt securities and asset-backed securities which met one or both of the conditions described above.

We reported a total of $26 million and $49 million of available-for-sale securities, or approximately 1 percent and 2 percent of our securities portfolio as Level 3 at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, Level 3 assets as a percentage of total assets measured at fair value on a recurring basis were 1 percent and 2 percent, respectively.

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

Credit Risk Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. While our product offerings have been significantly reduced as a result of our decision to discontinue all new customer account originations except in our Card and Retail Services business, there has not been significant changes to our credit risk management process. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics, return on equity, capital

HSBC Finance Corporation

deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See the captions “Credit Quality” and “Risk Management” in our 2009 Form 10-K for a detailed description of our policies regarding the establishment of credit loss reserves and our delinquency and charge-off policies and practices. Our customer account management policies and practices are described under the caption “Credit Quality — Customer Account Management Policies and Practices” in this Form 10-Q. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2009 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $19 million and $46 million at September 30, 2010 and December 31, 2009, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.1 billion and $3.4 billion at September 30, 2010 and December 31, 2009, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement. See Note 10, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 17, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

There have been no significant changes in our approach to credit risk management since December 31, 2009.

Liquidity Risk Continued success in reducing the size of our non-core receivable portfolio coupled with the stabilization in our core credit card portfolio will be the primary driver of our liquidity management process going forward. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to elevated charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management strategies, including selected debt issuances. Additionally, should market pricing for receivables improve in future years, a portion of this required funding could be generated through receivable portfolio sales. Domestic debt markets have reopened to financial institutions and a number of institutional investors have expressed interest in buying new issuances from us. In the event a portion of our incremental funding need is met through issuances of unsecured term debt, these issuances would better match the projected cash flows of the remaining run-off portfolio and reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity and willingness to continue to provide such support.

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

HSBC Finance Corporation

The following summarizes our credit ratings at September 30, 2010 and December 31, 2009:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of September 30, 2010:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+
As of December 31, 2009:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+

In October 2010, Standard & Poor’s Corporation downgraded our Series B preferred stock to BBB - from BBB.

Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

There have been no significant changes in our approach to liquidity risk management since December 31, 2009.

Market Risk HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At September 30, 2010 and December 31, 2009, our absolute PVBP limit was $8.20 million and $8.95 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at September 30, 2010 and December 31, 2009 dictated that the value of the balance sheet could not increase or decrease by more than $8.20 million and $8.95 million, respectively. The reduction in our PVBP limit coincides with the previously discussed actions we are taking to lower overall market risk through the execution of additional non-qualifying hedge positions. Over time we anticipate further reductions both in our exposure to rising interest rates and the corresponding PVBP limit through the execution of additional non-qualifying hedges.

The following table shows the components of absolute PVBP at September 30, 2010 and December 31, 2009 broken down by currency risk:

	September 30,	December 31,
	2010	2009

	(in millions)

USD	$6.336	$6.657
JPY	.132	.099

Absolute PVBP risk	$6.468	$6.756

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

HSBC Finance Corporation

corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The following table summarizes such estimated impact:

	September 30,	December 31,
	2010	2009

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$25	$66
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	29	70

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

Compliance Risk Due to the increasing scale and complexity of our regulatory environment, and consistent with the suggestion of our regulators and the organizational model of HSBC, in the second quarter of 2010, the Compliance and Legal functions in North America were divided into two separate functions, whereas before Compliance had reported to Legal. The Compliance function will continue to report to the CEO of HSBC North America as well as functionally to the HSBC Head of Group Compliance. The HSBC Head of Group Compliance has been appointed as the Acting Head of Compliance, North America Region until such time as a permanent Head of Compliance, HSBC North America Region is appointed. Additional steps have been taken to further strengthen our compliance risk management approach, including increased investment in people, systems and advisory services; strategic actions to streamline our business; and the strengthening of the Anti-Money Laundering (“AML”) Office with responsibility for the guidance and oversight of AML risk management activities within HSBC North America and its subsidiaries, including HSBC Finance.

In the first week of October, HSBC North America entered into a consent cease and desist order with the Federal Reserve Board. The consent order requires improvements for an effective compliance risk management program across our U.S. businesses. HSBC North America has already taken several initial steps to address the Federal Reserve Board’s concerns, including those described above. In addition, a new officer overseeing the AML functions was hired in early October. HSBC North America is committed to fully addressing the requirements of the consent order, and efforts to strengthen the Compliance function will continue.

Reputational Risk There has been no significant change in our approach to reputational risk management since December 31, 2009.

Strategic Risk There has been no significant change in our approach to strategic risk management since December 31, 2009.

HSBC Finance Corporation

HSBC FINANCE CORPORATION

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2010	2009

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$6,071	$7,804
Exclude:
Fair value option adjustment	(499)	(518)
Unrealized (gains) losses on cash flow hedging instruments	747	633
Postretirement benefit plan adjustments, net of tax	(1)	(8)
Unrealized (gains) losses on available-for-sale investments	(122)	(31)
Intangible assets	(640)	(748)

Tangible common equity	$5,556	$7,132

Tangible shareholders’ equity:
Tangible common equity	$5,556	$7,132
Preferred stock	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$7,131	$8,707

Tangible assets:
Total assets	$78,858	$94,553
Exclude:
Intangible assets	(640)	(748)
Derivative financial assets	(61)	-

Tangible assets	$78,157	$93,805

Equity ratios:
Common and preferred equity to total assets	8.43%	8.86%
Tangible common equity to tangible assets	7.11	7.60
Tangible shareholders’ equity to tangible assets	9.12	9.28

HSBC Finance Corporation

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” under the caption “Risk Management – Market Risk” of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Card Services Litigation Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. At this time, we are unable to quantify the potential impact from this action, if any.

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

A jury trial concluded on April 30, 2009 and the jury rendered a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. The jury found 17 of 40 alleged misstatements actionable and that the first actionable statement occurred on March 23, 2001. This effectively excludes claims for purchases made prior to that date.

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

HSBC Finance Corporation

Item 6. Exhibits

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HSBC Finance Corporation

Index

Account management policies and practices  101
Assets:
       by business segment  42
       fair value of financial assets  47
       fair value measurements  46
       nonperforming  100
Balance sheet (consolidated)  4
Basis of reporting  8, 66
Business:
       consolidated performance review  59
       focus  58
Capital:
       2010 funding strategy  112
       common equity movements  110
       consolidated statement of changes  5
       selected capital ratios  111
Cards and Retail Services business segment  42, 84
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
       statements  56
Consumer business segment  42, 88
Contingent liabilities  54
Controls and procedures  120
Credit quality  65, 91
Credit risk:
       component of fair value option  30
       concentration  20
       management  115
Current environment  56
Deferred tax assets  33
Derivatives:
       cash flow hedges  26
       fair value hedges  25
       income (expense)  78
       non-qualifying hedges  27
       notional value  29
Equity:
       consolidated statement of changes  5
       ratios  111
Equity securities available-for-sale  14
Estimates and assumptions  8
Executive overview  56
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  48
       assets and liabilities recorded at fair value on a
          non-recurring basis  51
       control over valuation process  113
       financial instruments  47
       hierarchy  114
       transfers into/out of level one and
          level two  49, 115
       transfers into/out of level two and
          level three  49, 115
       valuation techniques  51
Fee income  79
Financial highlights metrics  64
Financial liabilities:
       designated at fair value  29
       fair value of financial liabilities  47
Forward looking statements  56
Funding  66, 112
Geographic concentration of receivables  108
Goodwill  23
Impairment:
       available-for-sale securities  15, 78
       credit losses  21, 61, 75
       nonperforming receivables  100
Income (loss) from financial instruments designated at
       fair value  30, 79
Income tax expense  31
Insurance:
       policyholders benefits expense  82
       revenue  77
Intangible assets  23
Internal control  120
Interest income:
       net interest income  73
       sensitivity  118
Key performance indicators  64
Legal proceedings  54, 120
Liabilities:
       commercial paper  110
       commitments, lines of credit  110
       financial liabilities designated at
          fair value  29
       long-term debt  110
Liquidity and capital resources  108
Litigation  54, 120
Loans and advances — see Receivables
Loan impairment charges — see Provision for
       credit losses
Market risk  117
Market turmoil — see Current Environment
Mortgage lending products  18, 70
Net interest income  73
New and proposed accounting pronouncements  54
Operating expenses  80
Operational risk  118
Other revenues  77
Pension and other postretirement benefits  33
Performance, developments and trends  59
Profit (loss) before tax:
       by segment — IFRSs management basis  42

HSBC Finance Corporation

       consolidated  3
Provision for credit losses  61, 75
Ratios:
       capital  111
       charge-off (net)  98
       credit loss reserve related  92
       earnings to fixed charges — Exhibit 12
       efficiency  64, 82
       financial  64
Re-aged receivables  107
Real estate owned  72
Receivables:
       by category  18, 70
       by charge-off (net)  98
       by delinquency  95
       geographic concentration  108
       held for sale  21
       modified and/or re-aged  103
       nonperforming  100
       overall review  70
       risk concentration  20, 108
       troubled debt restructures  19, 76, 101
Reconciliation to U.S. GAAP financial measures  119
Reconciliation of U.S. GAAP results to IFRSs  42, 67
Refreshed loan-to-value  71
Related party transactions  35
Results of operations  73
Risk elements in the loan portfolio by product  20
Risk management:
       credit  115
       compliance  118
       liquidity  116
       market  117
       operational  118
       reputational  118
       strategic  118
Securities:
       fair value  14, 48
       maturity analysis  17
Segment results — IFRSs management basis:
       card and retail services  42, 84
       consumer  42, 88
       “All Other” grouping  42
       overall summary  40, 83
Selected financial data  64
Sensitivity:
       projected net interest income  118
Statement of changes in shareholders’ equity  5
Statement of changes in comprehensive income
       (loss)  5
Statement of income (loss)  3
Strategic initiatives and focus  10, 58
Table of contents  2
Tangible common equity to tangible managed
       assets  66, 111
Troubled debt restructures  19, 76, 101
Variable interest entities  45

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

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