Form 10-K
period 2010-12-31
HSBC Finance Corp
filed 2011-02-28
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8198
HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 26525 North Riverwoods Boulevard, Mettawa, Illinois (Address of principal executive offices)	86-1052062 (I.R.S. Employer Identification No.) 60045 (Zip Code)
(224) 544-2000 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

6 3/4% Notes due May 15, 2011	New York Stock Exchange
5.7% Notes due June 1, 2011	New York Stock Exchange
Floating Rate Notes due April 24, 2012	New York Stock Exchange
5.9% Notes due June 19, 2012	New York Stock Exchange
Floating Rate Notes due July 19, 2012	New York Stock Exchange
Floating Rate Notes due September 14, 2012	New York Stock Exchange
Floating Rate Notes due January 15, 2014	New York Stock Exchange
5.25% Notes due January 15, 2014	New York Stock Exchange
5.0% Notes due June 30, 2015	New York Stock Exchange
5.5% Notes due January 19, 2016	New York Stock Exchange
Floating Rate Notes due June 1, 2016	New York Stock Exchange
6.875% Notes due January 30, 2033	New York Stock Exchange
6% Notes due November 30, 2033	New York Stock Exchange
Depositary Shares (each representing one-fortieth share of 6.36% Non-Cumulative Preferred Stock, Series B, $.01 par, $1,000 liquidation preference)	New York Stock Exchange
Guarantee of Preferred Securities of HSBC Finance Capital Trust IX	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 25, 2011, there were 66 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part/Item No		Page

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	224
Item 11.	Executive Compensation	236
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	268
Item 13.	Certain Relationships and Related Transactions, and Director Independence	269
Item 14.	Principal Accountant Fees and Services	270

Part IV

Item 15.	Exhibits and Financial Statement Schedules	271
Index		274
Signatures		277
EX-12
EX-21
EX-23
EX-31
EX-32

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

On March 28, 2003, Household was acquired by HSBC Holdings plc (“HSBC” or “HSBC Group”) by way of merger with H2 Acquisition Corporation (“H2”), an indirect wholly owned subsidiary of HSBC, in a purchase business combination. Following the acquisition, H2 was renamed “Household International, Inc.” Subsequently, HSBC transferred its ownership interest in Household to a wholly owned subsidiary, HSBC North America Holdings Inc. (“HSBC North America”), which subsequently contributed Household to its wholly-owned subsidiary, HSBC Investments (North America) Inc. (“HINO”).

On December 15, 2004, Household merged with its wholly owned subsidiary, HFC. By operation of law, following the merger, all obligations of HFC became direct obligations of Household. Following the merger, Household changed its name to HSBC Finance Corporation.

HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2010 were HSBC Finance Corporation, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America. In late January 2010, HSBC North America sold HSBC Bank Canada, a Federal bank chartered under the laws of Canada (“HBCA”), to an affiliate as part of an internal HSBC reorganization. As a result, HBCA is no longer a subsidiary of HSBC North America. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., has led or participated as underwriter of domestic issuances of HSBC Finance Corporation’s term debt, as well as historically, led or participated as underwriter for issuances of asset-backed securities. While HSBC Finance Corporation has not received advantaged pricing, underwriting fees and commissions payable to HSBC Securities (USA) Inc. benefit HSBC as a whole.

HSBC Finance Corporation

HSBC Finance Corporation – General

HSBC Finance Corporation’s subsidiaries provide lending products to middle-market consumers in the United States. HSBC Finance Corporation is the principal fund raising vehicle for the operations of its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”

Our lending products currently include MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA. We also offer specialty insurance products in the United States and Canada. Historically, we also provided several other types of loan products in the United States including real estate secured , personal non-credit card and auto finance loans as well as tax refund anticipation loans and related products, all of which we no longer originate.

In March 2010, we sold our auto finance servicing operations, including all related assets, as well as certain auto finance receivables with a carrying value of $927 million to Santander Consumer USA Inc. (“SC USA”). Under the terms of the sale agreement, we also agreed to assign our auto servicing facilities in San Diego, California and Lewisville, Texas to SC USA. In August 2010, we sold our remaining auto loan portfolio to SC USA with an outstanding principal balance of $2.6 billion at the time of sale. As a result, our Auto Finance business, which was previously considered a non-core business, is now reported in discontinued operations.

During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business, which was previously considered a non-core business, is now reported in discontinued operations.

For a full discussion of our discontinued Auto Finance and TFS businesses, see the “2010 Events” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 3 “Discontinued Operations,” in the accompanying consolidated financial statements.

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

HSBC Finance Corporation

Income (Loss) Before Income Tax Expense – Significant Trends Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Year Ended December 31,	2010	2009	2008

	(in millions)

Loss from continuing operations before income tax from prior year	$(10,098)	$(3,695)	$(5,376)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(873)	(2,878)	(921)
Provision for credit losses	3,470	2,760	(2,480)
Mark-to-market on derivatives which do not qualify as effective hedges	(675)	792	(310)
Gain (loss) on debt designated at fair value and related derivatives	2,866	(5,285)	1,890
Credit card fee income and enhancement services revenue	(542)	(1,253)	(527)
Gain on bulk and on-going receivable sales to HSBC affiliates	21	259	(159)
Servicing and other fees from HSBC affiliates	(82)	203	12
Lower of cost or market adjustment on receivables held for sale	376	140	(459)
Salaries and employee benefits	522	475	515
Other marketing	(130)	166	367
REO expenses	(75)	143	(9)
Goodwill and other intangible asset impairment charges	2,308	(1,979)	3,872
All other activity(1)	6	54	(110)

	7,192	(6,403)	1,681

Loss from continuing operations before income tax for current year	$(2,906)	$(10,098)	$(3,695)

(1)	Reflects other activity for other revenues and operating expenses.

For additional discussion regarding changes in the components of income and expense, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

Funding

Our primary sources of funding in 2010 were cash generated from operations, the sale of our remaining auto portfolio, the issuance of retail notes, subordinated debt and Series C preferred stock, and capital contributions from our parent. During 2010, issuances of commercial paper continued to be lower than our historical levels. The majority of outstanding commercial paper is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

A detailed description of our sources of funding of our operations are set forth in the “Liquidity and Capital Resources” and “Off Balance Sheet Arrangements and Secured Financings” sections of the MD&A.

We use the cash generated by these funding sources to fund our operations, service our debt obligations, originate new credit card and private label receivables and pay dividends to our preferred stockholders.

Employees and Customers

At December 31, 2010, we had approximately 6,650 employees. The decrease in number of employees from last year of 10,489 was largely due to our sale of the Auto Finance business to SC USA, the continuing activity related to the runoff of the Consumer Mortgage business, the centralization of legal, compliance, tax and finance employees to HTSU and the transfer of certain employees in our real estate receivable servicing department to HSBC Bank USA in July 2010.

HSBC Finance Corporation

At December 31, 2010, we had over 34 million customers. Some of these customers are customers of more than one of our businesses. Consumers residing in the State of California accounted for 10 percent of our consumer receivables. We also have significant concentrations of domestic consumer receivables in Florida (6 percent), New York (7 percent), Pennsylvania (6 percent) and Ohio (5 percent).

Operations

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products. Our segment results are reported on a continuing operations basis. For additional financial information relating to our business and our operating segments, see the section “Segment Results – IFRS Management Basis” in the MD&A and Note 24, “Business Segments” in the accompanying consolidated financial statements.

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

Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans. Loans in our Consumer Lending business were offered with both revolving and closed-end terms and with fixed or variable interest rates and were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, through our Mortgage Services business we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

Information about businesses or functions that fall below the segment reporting quantitative threshold tests such as our Insurance Services and Commercial operations, as well as our Treasury and Corporate activities, which include certain fair value adjustments related to purchase accounting and related amortization, are included under the “All Other” caption within our segment disclosure in the MD&A.

As discussed more fully in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Auto Finance business, which was previously reported in our Consumer segment, and our Taxpayer Financial Services business, which was previously included in the “All Other” caption, are now reported as discontinued operations and are no longer included in our segment presentation in the case of our Auto Finance business and under the “All Other” caption in the case of our Taxpayer Financial Services business.

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

We are currently in the process of re-evaluating the financial information used to manage our business, including the scope and content of the financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

Card and Retail Services Our Card and Retail Services business includes our MasterCard, Visa, American Express and Discover receivables (“Cards”) in the United States originated under various brands, including The GM Card®,

HSBC Finance Corporation

the Union Plus® (“UP”) credit card, Household Bank, Orchard Bank and HSBC branded credit cards. Our Card and Retail Services business also originates private label receivables. The private label receivables, along with the GM and UP receivables are sold daily to HSBC Bank USA, which we continue to service for a fee.

The Cards business has approximately $9.9 billion in receivables at December 31, 2010 and approximately 15 million active customer accounts. According to The Nilson Report, we are the seventh largest issuer of MasterCard and Visa credit cards in the United States (based on managed receivable balances).

GM, a co-branded credit card issued as part of our program with General Motors Company, enables customers to earn discounts on the purchase or lease of a new, eligible GM vehicle. The UP card program provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank credit cards offer specialized credit card products to consumers underserved by traditional providers. The credit card portfolio of our Card and Retail Services business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card) and merchant relationships. In January 2009, we sold our GM and UP MasterCard and Visa portfolios with an outstanding principal balance of $12.4 billion at the time of sale to HSBC Bank USA. We sell all new originations under these programs to HSBC Bank USA on a daily basis. The Card and Retail Services business continues to service the receivables on behalf of HSBC Bank USA for a fee. In July 2004, we purchased the account relationships associated with certain credit card receivables from HSBC Bank USA and sell all new receivable originations to HSBC Bank USA on a daily basis. We continue to service this portfolio as well as other smaller credit card receivable portfolios for HSBC Bank USA, which have a balance at December 31, 2010 of $2.0 billion, for a fee.

The private label credit card (“PLCC”) business has approximately 14 million active customer accounts and 23 active merchant relationships. The Nilson Report lists our private label servicing portfolio as the third largest portfolio in the United States. At December 31, 2010, our PLCC receivables were sourced from the following business lines: approximately 49 percent in consumer electronics, 20 percent in power sport vehicles (snowmobiles, personal watercraft, all terrain vehicles and motorcycles), 17 percent in department stores, and 5 percent of receivables in furniture stores. The private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications. On December 29, 2004, our PLCC portfolio was sold to HSBC Bank USA, and agreements were entered into to sell substantially all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we sell all new private label receivables upon origination, but service the entire portfolio on behalf of HSBC Bank USA.

Consumer In late February 2009, we decided to discontinue all originations by our Consumer Lending business. Under the HFC and Beneficial brands and the HSBC Credit Centers, our Consumer Lending business offered secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans and personal non-credit card loans. The bulk of the mortgage lending products originated in the branch network were for refinancing and debt consolidation rather than home purchases. We continue to service the remaining portfolio as it runs off while helping qualifying customers in need of assistance with appropriate loan modifications and other account management programs. At December 31, 2010, our Consumer Lending business had $33.3 billion in real estate secured receivables, of which approximately 95 percent are fixed rate loans and 90 percent are in a first lien position. Additionally, our Consumer Lending business had $7.1 billion in personal non-credit card receivables at December 31, 2010. In total, our Consumer Lending business had approximately 1.2 million active customer accounts at December 31, 2010.

Prior to the first quarter of 2007 when we ceased new purchase activity, our Mortgage Services business purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business included the operations of Decision One Mortgage Company (“Decision One”) which historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers, including Mortgage Services. As a result of the deterioration in the subprime mortgage lending industry, in September 2007 we announced that Decision One originations would cease. In 2009, we entered into agreements with several of the largest purchasers of Decision One loans, which limits the potential for repurchase demands from these loan purchasers. In addition,

HSBC Finance Corporation

the Decision One contracts had certain contractual breach, discovery and notification requirements between Decision One and the counterparties. These requirements strengthen our position to defend claims. As a result, we believe repurchase exposures in that portfolio are not significant. We continue to service the remaining Mortgage Services portfolio as it runs off. At December 31, 2010, our Mortgage Services business has $16.0 billion in receivables remaining. Approximately 63 percent of the Mortgage Services portfolio is fixed rate loans and 86 percent is in a first lien position. In total, our Mortgage Services business had approximately 165,000 active customer accounts at December 31, 2010.

All Other Our Insurance business designs and distributes term life, credit life, unemployment, accidental death and disability, whole life, annuities, disability, long term care and a variety of other specialty protection products to our customers and the customers of affiliated financial institutions, such as HSBC Bank USA and HSBC Bank Canada. Such products currently are offered throughout the United States and Canada to customers based upon their particular needs. The Insurance business has approximately 7.5 million customers, which includes customers of our other businesses and of our affiliated financial institutions. Insurance distributed to our customers is directly written by or reinsured with one or more of our subsidiaries. Insurance sold to customers of HSBC Bank USA and certain other affiliates is written primarily by unaffiliated insurance companies.

Regulation and Competition

Regulation

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank”) was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates.

For instance, over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum leverage ratio of five percent and a minimum total risk-based capital ratio of ten percent.

In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50.0 billion that is found to pose a grave threat to financial stability. Large bank holding companies, such as HSBC North America, will also be required to file resolution plans and identify how insured bank subsidiaries are adequately protected from risk of other affiliates. The Federal Reserve Board will also adopt a series of increased supervisory standards to be followed by large bank holding companies. Additionally, activities of bank holding companies, such as the ability to acquire U.S. banks or to engage in non-banking activities, will be more directly tied to examination ratings of “well-managed” and “well capitalized.” There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

In relation to requirements for bank transactions with affiliates, the legislation which will be in effect beginning in July 2012 extends current quantitative limits on credit transactions to now include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between us and our affiliates which may impact our current funding and hedging strategies.

The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default and interest rate swaps, as well as limits on FDIC-insured banks’ overall OTC derivatives activities. Most of the significant provisions are to be implemented within two to three years of the enactment of the legislation. There is also the requirement for the use of mandatory derivative clearing houses and exchanges, which will significantly change the derivatives industry.

HSBC Finance Corporation

The legislation has created the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB will be a new independent bureau within the Federal Reserve Board and will act as a single primary Federal consumer protection supervisor to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. Establishment of the CFPB is underway and the agency expects to be operational as of July 21, 2011. The CFPB will have the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. The CFPB will also have authority to examine large banks, including our affiliate HSBC Bank USA, and their affiliates, for compliance with those regulations.

With respect to certain laws governing the provision of consumer financial products by national banks such as our affiliate HSBC Bank USA and our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), the legislation codifies the current judicial standard of federal preemption with respect to national banks but adds procedural steps which must be followed by the Office of the Comptroller of the Currency (“OCC”) when considering preemption determinations after July 21, 2011. Furthermore, the legislation removes the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation does not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential Attorneys General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors.

The legislation contains many other customer-related provisions including provisions addressing mortgage reform. In the area of mortgage origination, there is a requirement to apply a net tangible benefit test for all refinancing transactions. We used a net tangible benefits test in evaluating loan refinancings since March 2003. There are also numerous revised servicing requirements for mortgage loans.

The legislation will have a significant impact on the operations of many financial institutions in the U.S., including our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on our financial results at this time.

Consumer Regulation Our businesses operate in a highly regulated environment. In addition to the establishment of the CFPB and the other consumer related provisions of Dodd-Frank described above, our businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems with the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. For consumer loans still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law and we have implemented all of its applicable provisions. The CARD Act has required us to make changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under continuing analysis to partially mitigate the impact of the new legislation and implementing regulations. Although

HSBC Finance Corporation

implementation of the new rules has had a significant financial impact on us, the full impact of the CARD Act remains uncertain at this time as it will ultimately depend upon successful implementation of our strategies, consumer behavior, and the actions of our competitors as well as the clarifying rules by the regulators. See ’Segment Results – IFRSs Management Basis” with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) within this Form 10-K for further discussion of the impact of the CARD Act on our business.

Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and federal examinations and periodic inquiries from state attorneys general for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers needs and continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.

State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Finance Corporation and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. Following the examination, the Federal Reserve issued a supervisory letter to HSBC Finance Corporation and HSBC North America noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The OCC issued a similar supervisory letter to HSBC Bank USA. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary. See “Executive Overview” in MD&A for further discussion.

We and our affiliates are engaged in discussions with the Federal Reserve and the OCC regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the Federal Reserve consent order on HSBC Finance Corporation depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Finance Corporation or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

As a result of publicized foreclosure practices of certain servicers, certain courts have issued new rules relating to foreclosures and we anticipate that scrutiny of foreclosure documentation and practices, including practices of foreclosure law firms, will increase. In some areas, court officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue after we have reinstituted foreclosures, there could be additional delays in the processing of foreclosures.

Banking Institutions In December 2007, U.S. regulators published a final rule regarding Risk-Based Capital Standards: Advanced Capital Adequacy Framework – Basel II. This final rule represents the U.S. adoption of the Basel II International Capital Accord (“Basel II”). The final rule became effective April 1, 2008, and requires large bank holding companies, including HSBC North America to adopt its provisions subject to regulatory approval no later than April 1, 2011 in accordance with current regulatory timelines. HSBC North America has established a

HSBC Finance Corporation

comprehensive Basel II infrastructure project. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America capital requirements. As a result, we took a series of actions in 2010 to achieve targeted total capital levels under these new regulations, including the exchange of certain existing senior notes for newly issued subordinated debt, the reopening of the subordinated debt to additional investors and the sale of our auto finance receivable portfolio which reduced asset levels. Further increases in regulatory capital may be required prior to HSBC North America’s Basel II adoption date. The exact amount of additional capital required, however, will depend upon both our prevailing risk profile and that of our North America affiliates under various stress scenarios.

HSBC North America and HSBC Finance Corporation also continue to support the HSBC implementation of the Basel II framework, as adopted by the U.K. Financial Services Authority (“FSA”). We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. Although the Basel Committee has issued guidance, we are still awaiting formal instructions as to how the ratios will be calculated by the U.S. regulators. The proposals include both a Liquidity Coverage Ratio (“LCR”) designed to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and a Net Stable Funding Ratio (“NSFR”) with a time horizon of one year to ensure a sustainable maturity structure of assets and liabilities. For both ratios, HSBC North America will be expected to achieve a ratio of 100 percent or better. The observation period for the ratios begins in 2012 with LCR introduced by 2015 and NSFR by 2018. Based on the results of the observation periods, the Basel Committee and the regulators may make further changes by 2013 and 2016 for LCR and NSFR, respectively. We anticipate meeting these requirements well in advance of their formal introduction. HSBC Finance Corporation may need to increase its liquidity profile to support HSBC North America’s compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC Finance Corporation will need to make to its liquidity position, if any.

Our credit card banking subsidiary, HSBC Bank Nevada, is a federally chartered ‘credit card bank’ and a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the OCC. Any deposits held by HSBC Bank Nevada are insured by the Federal Deposit Insurance Corporation (“FDIC”) which renders it subject to relevant FDIC regulation.

HSBC Bank Nevada, like other FDIC-insured banks, currently is required to pay assessments to the FDIC for deposit insurance under the FDIC’s Bank Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to its deposit levels and other factors. Beginning in the second quarter of 2011, FDIC assessments will be based on average consolidated total assets and risk profile. However, the fees to HSBC Bank Nevada are anticipated to be immaterial.

In addition, U.S. bank regulatory agencies have maintained the ‘leverage’ regulatory capital requirements that generally require United States banks and bank holding companies to maintain a minimum amount of capital in relation to their balance sheet assets (measured on a non-risk-weighted basis). HSBC Bank Nevada is subject to these capital requirements, which require HSBC Bank Nevada to maintain approximately $100 million in capital to maintain a 6% leverage ratio. At December 31, 2010, capital at HSBC Bank Nevada exceeded this requirement.

As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. This company, HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America are registered as financial

HSBC Finance Corporation

holding companies under the Gramm-Leach-Bliley Act amendments to the BHCA, enabling them to offer a broad range of financial products and services. HSBC North America, as a financial holding company, is supervised and examined by the Federal Reserve Bank of Chicago. We are also regularly examined and reviewed by the Federal Reserve Bank of Chicago. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take prompt corrective action with respect to FDIC-insured banks that do not meet minimum capital requirements. At December 31, 2010, HSBC Bank Nevada was well-capitalized under applicable OCC and FDIC regulations.

Competition The credit card industry in which we operate is highly fragmented and intensely competitive with a broad range of institutions offering both bank cards and private label cards. Terms such as annual percentage rates, fees, and credit lines as well as other card benefits and/or features are normally what lead customers to apply for one particular card over another. With ample competition in the credit card industry and low costs for a customer to switch to another card issuer, consumer loyalty in this industry tends to be minimal. Competitive pressure, particularly in the prime credit card market, may increase as credit card issuers increase origination activities while the demand for credit and levels of customer spending are expected to remain below historical levels for the foreseeable future.

As more fully discussed in the MD&A, in the current market conditions, lending is curtailed and is likely to continue to be curtailed for some time. The ultimate impact on competitive conditions of the upheaval in the marketplace, negative economic conditions and the resulting increased regulation over our industry generally at the Federal and state level and specifically over the credit card industry is unclear at this time. The ultimate impact on competition as the economy recovers is also unclear.

Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit and Risk, Compliance and Executive Committees of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Certifications In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of February 28, 2011.

HSBC Finance Corporation

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

The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition. Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth that have occurred over the past three years and appear likely to continue in 2011. General business, economic and market conditions that could continue to affect us include:

•	low consumer confidence and reduced consumer spending;

•	a “double dip” recession;

•	unemployment levels:

•	wage income levels and declines in wealth;

•	market value of real estate throughout the United States;

•	inflation;

•	monetary supply;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	short-term and long-term interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

HSBC Finance Corporation

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory initiatives.

In a challenging economic environment such as currently being experienced in the United States, more of our customers are likely to, and have in fact become, delinquent on their loans or other obligations as compared to historical periods as many of our customers are experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have resulted in higher levels of provision for credit losses and charge-offs, which have adversely affected our earnings and resulted in significant losses from the third quarter of 2007 to date. The problems in the housing markets in the United States in the last four years have been exacerbated by continued high unemployment rates. If businesses remain cautious to hire, additional losses are likely to be significant in all types of our consumer loans, including credit cards, due to decreased consumer income.

Although during the first half of 2010, housing prices began to stabilize and even recover in certain markets, housing prices started to decline again in the latter half of 2010. If housing prices continue to decline, there may be increased delinquency and losses in our real estate portfolio.

Mortgage lenders have substantially tightened lending standards. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. The ability to refinance and extract equity from their homes is no longer an option for many of our customers. This, in turn, impacted both credit performance and run-off rates and has resulted in significantly elevated delinquency rates for real estate secured loans in our portfolio. Additionally, the high levels of inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed. Despite our cessation in processing foreclosures in December, our inventory of foreclosed properties (real estate owned or “REO”) continued to increase during 2010 and is at its highest levels since the third quarter of 2008. Although average REO loss severities were relatively stable in 2010 compared to 2009, the level of severities has been increasing in the latter half of 2010. If severities continue to increase, it could have a significant impact on future losses.

In the event economic conditions continue to be depressed or become further depressed and lead to a “double dip” recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.

We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity. State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Finance Corporation and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Federal Reserve and the OCC as part of their broad horizontal review of industry foreclosure practices. Following the examination, the Federal Reserve issued a supervisory letter to HSBC Finance Corporation and HSBC North America noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The OCC issued a similar supervisory letter to HSBC Bank USA. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary.

We and our affiliates are engaged in discussions with the Federal Reserve and the OCC regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the Federal Reserve consent order on HSBC Finance Corporation depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Finance Corporation or our affiliates by bank regulatory or other

HSBC Finance Corporation

agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

We expect to incur additional costs and expenses in connection with the correction or affirmation of previously filed foreclosure paperwork and the resulting delays in foreclosures, including costs associated with the maintenance of properties while foreclosures are delayed, legal expenses associated with re-filing documents or, as necessary, re-filing foreclosure cases, and costs associated with fluctuations in home prices while foreclosures are delayed. These costs could increase depending on the length of the delay. In addition, we may incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to our foreclosure processes or with respect to the mortgage servicing industry in general. We may also see an increase in private litigation concerning our practices. However, it is not possible at this time to predict the ultimate outcome of these matters or the impact that they will have on our financial results.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, including us, for some period of time in 2011 there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as eventually servicers will again begin to foreclose and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties.

Recently implemented Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations, including changes in tax rates, affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Ensuring compliance with increasing regulatory requirements and initiatives could affect operations costs and negatively impact our overall results. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the credit card industry and, more recently, to additionally address perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including limiting the types of products we can offer, how these products may be originated, the fees and charges that may be applied to accounts, and how accounts may be collected or security interests enforced which ultimately could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, state attorneys general, or certain legislators, or if significant changes to our operations and practices will be required as a result.

On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” which is a sweeping overhaul of the financial services industry, was signed into law. For a description of the law, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section of Item 1. Business. The law will have significant impact on the operations of financial institutions in the U.S., including us and our affiliates. We are unable at this time, however, to determine the full impact of the law due to the significant number of new rules and regulations which will be promulgated in order to implement the law. Also, specifically and of utmost relevance to our Card and Retail Services and Consumer businesses, we do not know what will be the far-reaching effect on our business of the newly created Consumer Financial Protection Bureau (“CFPB”), since the CFPB has been given broad based authority over consumer products and services such as provided by our Card and Retail Services and Consumer businesses.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law and we have implemented all of its applicable provisions. The CARD Act required changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under continuing analysis to

HSBC Finance Corporation

partially mitigate the impact of the new legislation and implementing regulations. Although implementation of the new rules has had a significant financial impact on us, the full impact of the CARD Act remains uncertain at this time as it will ultimately depend upon successful implementation of our strategies, consumer behavior and the actions of our competitors, as well as the clarifying rules issued by the regulators.

The transition to Basel II in 2011 may continue to put significant pressure on regulatory capital. Subject to regulatory approval, HSBC North America will be required to adopt Basel II provisions no later than April 1, 2011, in accordance with current regulatory timelines. While Basel II does not apply directly to us, as a subsidiary of HSBC North America, we may be required to execute certain actions or strategies to ensure HSBC North America meets its capital requirements. For instance, in the fourth quarter of 2010, we executed two balance sheet management strategies to increase total capital as measured under the Basel guidelines. First, we exchanged $1.8 billion in outstanding senior unsecured debt for $1.9 billion of subordinated debt. Second, we reopened the subordinated debt issuance described above and increased the outstanding balance of this debt issue by $1.0 billion. In both instances, interest expense increased and net interest income declined as we replaced senior debt positions with the higher yielding subordinated debt. The amount of capital required prior to the Basel II adoption date will depend on our prevailing risk profile and that of our North America affiliates under various stress scenarios. Adoption of the Basel II provisions must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated by HSBC North America in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align with the Basel II final rule requirements. HSBC North America will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

Key employees may be difficult to retain due to contraction of the business and limits on promotional opportunities. Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we are unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. The significant losses we have recognized, reductions in variable compensation and other benefits, reductions of the size and scope of operations and the winding down of significant portions of the businesses could raise concerns about key employees’ future compensation and promotional opportunities. As economic conditions improve, there will be increased risk to retain top performers and critical skill employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market to fill these roles, our ability to efficiently manage through the difficult economy and transformational changes may be hindered or impaired.

Performance of modified loans in the current economic conditions may prove less predictable and result in higher losses. In an effort to provide assistance to our customers who are experiencing financial difficulties in the current weak economy, in the last four years we have agreed to modify the terms of a significant number of our loans. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for loan modifications is significantly higher than our historical experience. Under the current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. In addition, further deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether loans have been reaged, re-written or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that they could change in either direction.

A significant rise in interest rates may significantly impact our net interest income which may adversely impact our financial results. Both our consumer lending and mortgage services’ real estate secured receivables will continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of loan modifications have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. In the event we are not successful in fully mitigating these risks and interest rates rise

HSBC Finance Corporation

significantly, net interest income, and consequently, net income or loss, would be negatively affected. Also, with increased risks remaining on the balance sheet, we may be called upon by HSBC North America to raise capital or to execute certain actions or strategies to ensure HSBC North America meets its capital requirements.

Operational risks, such as systems disruptions or failures, breaches of security, human error, changes in operational practices or inadequate controls may adversely impact our business and reputation. Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our businesses are dependent on our ability to process a large number of complex transactions. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail or have other significant shortcomings, we could be materially adversely affected. HSBC North America will continue the implementation of several high priority systems improvements and enhancements in 2011, each of which may present increased or additional operational risk that may not be known until their implementation is complete. Also, in order to react quickly to newly implemented regulatory requirements, implementation of changes to systems and enhancements may be required to be completed within very tight time frames, which would increase operational risk.

We may also be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses or electrical or telecommunications outages;

•	natural disasters such as hurricanes and earthquakes;

•	events arising from local, regional or international politics, including terrorist acts;

•	unforeseen problems encountered while implementing major new computer systems; or

•	global pandemics, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.

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

HSBC Finance Corporation

In addition, there is the risk that our controls and procedures as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	raising the minimum payment or fees to be charged on credit card accounts;

•	determinating to acquire or sell credit card, real estate secured or other receivables;

•	changes to our charge-off policies or customer account management and risk management/collection policies and practices;

•	increasing investment in technology, business infrastructure and specialized personnel; or

•	outsourcing of various operations.

Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and anticipated regulatory environment. HSBC Finance Corporation and our subsidiaries are named as defendants in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. We saw continued litigation in 2010 resulting from the deterioration of customers’ financial condition, the mortgage market’s continued downturn and general economic conditions. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory investigations by the federal and state governments or agencies. With the increased regulatory environment, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking regulators, state attorneys general or state regulators which may cause financial or reputational harm. With the increased regulatory environment, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by regulators and other enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operation, or cause us serious reputational harm.

Our inability to meet funding requirements due to our balance sheet attrition or ratings could impact operations. Adequate liquidity is critical to our ability to operate our businesses. The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical to mitigating liquidity risk. Lower cash flow resulting from declining non-core receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs may not provide sufficient cash to fully cover maturing debt over the next four to five years. If market pricing for receivables improves, a portion of the required funding could be generated through sales of receivable portfolios. Additionally, HSBC Finance Corporation continues to enjoy access to funding through issuance in the primary debt markets. A portion of any funding gap could be covered through the selected issuance of debt. In the event a portion of this gap was met through issuances of term debt to either retail or institutional investors, we anticipate these issuances would be structured to better match the projected cash flows of the remaining run-off portfolio and reduce reliance on direct HSBC support.

Our credit ratings are an important part of maintaining our liquidity. As indicated by the major credit rating agencies, our credit ratings are directly dependent on the continued support of HSBC. Any downgrade in credit ratings would increase borrowing costs, impact the ability to issue commercial paper and, depending on the severity of the downgrade, substantially limit access to capital markets, require cash payments or collateral posting, and permit termination of certain significant contracts.

Our reputation has a direct impact on our financial results and ongoing operations. Our ability to attract customers and conduct business transactions with our counterparties could be adversely affected to the extent our

HSBC Finance Corporation

reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or servicing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	record-keeping;

•	sales and trading practices;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent our businesses; and

•	general company performance.

The failure to address these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.

Unanticipated risks may impact our results. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit market, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage all significant risks we face is an important factor that can significantly impact our results.

Competition in the credit card industry may have a material adverse impact on our future results. We operate in a highly competitive environment. Competitive conditions are expected to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies. New products, customers and channels of distribution are constantly emerging. Such competition may impact the terms, rates, costs and/or profits historically included in the financial products we offer and purchase. There is no assurance that the significant and increasing competition within the financial services industry will not materially adversely affect our future results.

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance. Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities, including goodwill and intangibles, among other items. Certain asset and liability valuations and, in particular, loan loss reserve estimates are judgmental and are influenced by factors outside our control. Judgment remains a more significant factor in the estimation of inherent probable losses in the portfolios. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in historical models, unexpected additional losses could result. Alternatively, the recent historical performance trends of high unemployment rates and home price depreciation occurring in the last several years, may now not be reflective of the performance of loans modified since January 2007 as a result of recent improvements in the economic environment, so judgment is again a more significant factor in the estimation of losses related to modified loans.

HSBC Finance Corporation

Another example in which management judgment is significant is in the evaluation of the recognition of deferred tax assets and in the determination of whether there is a need for a related valuation allowance. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC as a necessary part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, and the application of inherently complex tax laws. However, since market conditions have created losses in HSBC North America in recent periods and volatility on our pre-tax book income, the analysis of the realizability of the deferred tax asset significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. Included in our forecasts are assumptions regarding our estimate of future expected credit losses which include assumptions about further home price depreciation and future unemployment levels and their related impact on credit losses. The use of different assumptions can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 18, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets and the related valuation allowance.

Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and our bank regulators, including the Office of Comptroller of the Currency and the Federal Reserve Board, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

Significant reductions in pension assets may require additional financial contributions from us. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. We are responsible for providing approximately 33 percent of the financial support required by the plan. In 2010 and 2009, the plan had allocated assets between three primary strategies: domestic equities, international equities and fixed income securities. At December 31, 2010, plan assets were lower than projected plan liabilities resulting in an under-funded status. During 2010, domestic and international equity indices increased between 11 percent and 17 percent while interest rates decreased. After expenses, the combination of positive equity returns and fixed income returns along with a $187 million contribution to the plan by HSBC North America in 2010 resulted in an overall increase in plan assets of 20 percent in 2010. This increase, when combined with an increase in the projected benefit obligation continued to result in an under-funded status. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. The projected benefit obligation exceeded the fair value of the plan assets by approximately $820 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit should be considered our responsibility. We and other HSBC North American affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

HSBC Finance Corporation

Item 1B.  Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2010.

Item 2.  Properties

Our operations are located throughout the United States, with principal facilities located in Washington, D.C., District of Columbia; Brandon, Florida; Chesapeake, Virginia; Hanover, Maryland; Las Vegas, Nevada; Tigard, Oregon; Mettawa, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Elmhurst, Illinois; Salinas, California; London, Kentucky; and Sioux Falls, South Dakota. Our principal executive offices are located in Mettawa, Illinois. A facility in Volo, Illinois, owned by our affiliate HTSU, provides data processing support for our operations.

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

Item 3.  Legal Proceedings

See “Litigation and Regulatory Matters” in Note 27, “Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements beginning on page 218 for our legal proceedings, disclosure which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable

HSBC Finance Corporation

Item 6. Selected Financial Data

In December 2010, we determined we could no longer offer Taxpayer Financial Services (“TFS”) loans in a safe and sound manner and, therefore, it was determined that we would no longer offer these loans and related products going forward. In March 2010 we sold our auto finance receivables servicing operations and certain auto finance receivables to a third party and in August 2010, we sold the remainder of our auto finance receivable portfolio to a third party. In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company of our Canadian business (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our former U.K. and Canadian Operations and our TFS and Auto Finance businesses are now reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2010	2009	2008	2007	2006

	(in millions)

Statement of Income (Loss)
Net interest income	$4,185	$5,058 (1)	$7,936	$8,857	$8,563
Provision for credit losses	6,180	9,650 (1)	12,410	9,930	5,572
Other revenues excluding the change in value of fair value optioned debt and related derivatives	1,826	2,837	2,791	4,330	4,376
Change in value of fair value optioned debt and related derivatives	741	(2,125)	3,160	1,270	-
Operating expenses, excluding goodwill and other intangible asset impairment charges	3,478	3,910	4,843	5,702	5,499
Goodwill and other intangible asset impairment charges	-	2,308	329	4,201	-

Income (loss) from continuing operations before income tax benefit (expense)	(2,906)	(10,098)	(3,695)	(5,376)	1,868
Income tax benefit (expense)	1,007	2,632	1,087	1,060	(674)

Income (loss) from continuing operations	(1,899)	(7,466)	(2,608)	(4,316)	1,194
Income (loss) from discontinued operations, net of tax	(17)	16	(175)	(590)	249

Net income (loss)	$(1,916)	$(7,450)	$(2,783)	$(4,906)	$1,443

As of December 31,	2010	2009	2008	2007	2006

	(in millions)

Balance Sheet Data
Total assets	$76,336	$89,645	$120,118	$141,770	$155,279
Receivables:
Real estate secured(2)	$49,336	$59,535	$71,666	$84,381	$92,592
Credit card(3)	9,897	11,626	13,231	30,091	27,499
Private label	-	-	65	147	289
Personal non-credit card(2)	7,117	10,486	15,568	18,045	18,244
Commercial and other	33	50	93	144	181

Total receivables	$66,383	$81,697	$100,623	$132,808	$138,805

Credit loss reserves(1)	$6,491	$9,091	$12,030	$10,127	$5,980
Receivables held for sale:
Real estate secured	$4	$3	$323	$80	$1,741
Credit card	-	-	13,571	-	-

Total receivables held for sale(4)	$4	$3	$13,894	$80	$1,741

Real estate owned	$962	$592	$885	$1,008	$661
Commercial paper and short-term borrowings	3,156	4,291	9,639	7,725	10,797
Due to affiliates(5)	8,255	9,043	13,543	11,359	10,887
Long-term debt	54,616	68,880	88,048	115,700	120,159
Preferred stock	1,575	575	575	575	575
Common shareholder’s equity(6)	6,145	7,804	12,862	13,584	19,515

HSBC Finance Corporation

Year Ended December 31,	2010		2009		2008	2007	2006

Selected Financial Ratios
Return on average assets	(2.23)%		(7.45)%		(1.98)%	(2.74)%	.82%
Return on average common shareholder’s equity	(27.70)		(68.41)		(19.76)	(26.19)	6.50
Net interest margin	5.23		5.08		6.24	6.32	6.41
Efficiency ratio	50.39		108.04		36.33	67.99	41.36
Consumer net charge-off ratio	11.98	(7)	13.59	(7)	7.90	4.23	2.72
Consumer two-month-and-over contractual delinquency	14.41		14.74	(8)	13.19	8.08	4.67
Reserves as a percent of net charge-offs	73.9	(7)	72.2	(7)(8)	136.4	175.8	168.0
Reserves as a percent of receivables	9.78		11.13	(8)	11.96	7.63	4.31
Reserves as a percent of nonperforming loans	88.5		102.4	(8)	110.0	125.3	121.6
Reserves as a percent of two-months-and-over contractual delinquency	67.9		75.5	(8)	79.7	94.5	91.2
Common and preferred equity to total assets	10.09		8.86		10.27	8.56	11.21
Tangible common equity to tangible assets(9)	7.37		7.60		6.68	6.09	6.11

(1)	In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables. As a result of these changes, real estate secured receivables are written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent and personal non-credit card receivables are charged-off generally no later than the end of the month in which the account becomes 180 days contractually delinquent. These changes resulted in a reduction to net interest income of $351 million and an increase to our provision for credit losses of $1 million which collectively increased our loss before tax by $352 million and our net loss by $227 million in 2009. These changes also resulted in a significant reduction in our credit loss reserve levels. See “Executive Overview” and “Credit Quality” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) as well as Note 8, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for additional discussion.

(2)	The overall trend in real estate secured and personal non-credit card receivables reflects our decision to reduce the size of our balance sheet and lower our risk profile beginning in 2007, including the decision in 2007 to discontinue correspondent channel acquisitions by our Mortgage Services business as well as the decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. For further discussion of the trends in our real estate secured and personal non-credit card receivable portfolios, see “Receivables Review” in MD&A.

(3)	The trend in credit card receivables in 2010 and 2009 reflects the continued impact of numerous actions taken to manage risk, reduced consumer spending and, in 2010, an increased focus and ability on the part of consumers to reduce outstanding credit card debt. The trend in credit card receivables in 2008 reflects the transfer of receivables with an outstanding principal balance of $14.7 billion at the time of transfer to receivables held for sale. For further discussion of the trends in our credit card receivable portfolio, see “Receivables Review” in MD&A.

(4)	The decrease in receivables held for sale largely reflects the sale in January 2009 of credit card receivables with an outstanding principal balance of $12.4 billion at the time of sale.

(5)	As of December 31, 2010, 2009, 2008, 2007 and 2006, we have received a cumulative total of $46.5 billion, $55.0 billion, $45.1 billion, $41.0 billion and $40.3 billion, respectively, in HSBC related funding. See “Liquidity and Capital Resources” in MD&A for further discussion.

(6)	In 2010, 2009, 2008 and 2007, we received capital contributions of $200 million, $2.7 billion, $3.5 billion and $950 million, respectively, from HSBC Investments (North America) Inc. to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions.

(7)	The net charge-off ratio for 2010 and 2009 and the ratio of reserves as a percentage of net charge-offs for 2009 are not comparable to the historical periods as comparability has been impacted by the aforementioned charge-off policy changes implemented in December 2009 for real estate secured and personal non-credit card receivables. Charge-off for these receivables under the revised policy is recognized sooner for these products beginning in 2009 than during the historical periods. See “Credit Quality” in MD&A for discussion of these ratios and related trends.

(8)	The aforementioned charge-off policy changes implemented in December 2009 significantly impacted these ratios and the comparability of such ratios to prior periods. See “Credit Quality” in MD&A for discussion of these ratios and related trends as well as the 2009 ratios excluding the impact of the December 2009 charge-off policy changes discussed above. Reserve ratios for all periods exclude loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(9)	Tangible common equity to tangible assets is a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks as a measure to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” in MD&A for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” in MD&A for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

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

We currently provide MasterCards(1), Visa(1), American Express and Discover(1) credit cards as well as private label cards to customers in the United States. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada. Historically, we also provided several other types of loan products in the United States including real estate secured loans, personal non-credit card loans, auto finance loans and tax refund anticipation loans and related products. Prior to November 2008, we also offered consumer loans in Canada and prior to May 2008 we offered loans and specialty insurance products in the United Kingdom and the Republic of Ireland. Prior to 2007, we also offered consumer loans in Slovakia, the Czech Republic and Hungary (“European Operations”).

We generate cash to fund our businesses primarily by collecting receivable balances, selling certain credit card and all private label receivables to HSBC Bank USA on a daily basis, borrowing from HSBC affiliates and customers of HSBC, and issuing commercial paper, retail notes, long-term debt. We also receive capital contributions as necessary from HSBC which serve as an additional source of funding. We use the cash generated to invest in and originate new credit card receivables, to service our debt obligations and to pay dividends to our parent, when possible.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations” in the accompanying consolidated financial statements for further discussion of these transactions.

Current Environment During 2010, economic conditions in the United States generally improved, although the pace of improvement continued to be slow. Liquidity returned to the financial markets for most sources of funding except for mortgage securitization. Companies in the financial sector are generally able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. European sovereign debt fears first triggered by Greece in May and again by Ireland in November continue to pressure borrowing costs in the U.S. During the first half of 2010, housing prices stabilized in many markets and began to recover in others as the first-time homebuyer tax credit and low interest rates attributable to government monetary policy actions served as stabilizing forces improving home sales. However, beginning in the third quarter of 2010 and continuing to the end of the year, we again began to see home price declines in many markets as the homebuyer tax credit ended and housing prices remain under pressure due to elevated foreclosure levels.

Despite positive job creation overall in 2010, the economy began to lose jobs again in the third quarter of 2010 as job creation in the private sector, while positive, slowed and was more than offset by reductions in government-related jobs. While job creation again turned positive in the fourth quarter, fear remains as to how pronounced any economic recovery may be. Such fear appeared to lessen, however, toward the end of 2010, as consumer spending increased and retail sales showed signs of improvement. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., improved, but remained high at 9.4 percent in December 2010, decreasing from a rate of 10.0 percent at December 2009. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in

 (1) MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

18 states are at or above the U.S. national average. Unemployment rates in five states are at or above 11 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Although we noted signs of improvement in mortgage lending industry trends during 2010, we continue to be affected by the following:

>	Overall levels of delinquencies remain elevated;

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last three years;

>	While home prices began to stabilize in many markets and recover in others during the first half of 2010, we began to see a reversal of this trend during the second half of 2010 as home prices continue to remain under pressure due to elevated foreclosure levels and the expiration of the homebuyer tax credit;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

In our core credit card business, while consumer spending increased in 2010, we saw continued declines in our credit card receivable balances due to an increased focus and ability by customers to reduce outstanding credit card debt. We also continued to see the effect of actions previously taken to manage risk which also contributed to the decline in outstanding credit card receivables in 2010. While credit card marketing has increased in 2010, marketing remains low compared to historical levels. Credit quality continued to improve in 2010 as the impact of the current economic environment, including high unemployment rates, has not been as severe as originally expected due in part to improved customer payment behavior which has resulted in continued improvements in delinquency, including early stage delinquency roll rates. While adoption of the new credit card legislation resulted in reductions to revenue, the impact was mitigated by improved credit quality for our Cards business in 2010.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates and a sustained recovery of the housing markets remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income, consumer spending, declines in wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end, including the recent extension of unemployment insurance benefits and the prior presidential administration’s tax cuts. These conditions in combination with general economic weakness and the impact of recent regulatory changes will continue to impact our results in 2011, the degree of which is largely dependent upon the nature and extent of the economic recovery.

As discussed in prior filings, on May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Card Act”) was signed into law and became fully effective. For a discussion of the Card Act as well as the impact to our operations, see “Segment Results – IFRS Management Basis.”

HSBC Finance Corporation

State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Finance Corporation and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. Following the examination, the Federal Reserve issued a supervisory letter to HSBC Finance Corporation and HSBC North America noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and monitoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The OCC issued a similar supervisory letter to HSBC Bank USA. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary.

We and our affiliates are engaged in discussions with the Federal Reserve and the OCC regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the Federal Reserve consent order on HSBC Finance Corporation depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Finance Corporation or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, including us, for some period of time in 2011 there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as eventually servicers will again begin to foreclose and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties.

As a result of industry-wide compliance issues, certain courts have issued new rules relating to foreclosures and we anticipate that scrutiny of foreclosure documentation will increase. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities and expenses for the maintenance of properties while foreclosures are delayed.

Financial Regulatory Reform On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law and is a sweeping overhaul of the financial regulatory system (the “Dodd-Frank Act”). For a full description of the Dodd-Frank Act see “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section in Item 1. Business. The Dodd-Frank Act will have a significant impact on the operations of many financial institutions in the U.S., including our affiliates. As the Dodd-Frank Act calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time.

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

HSBC Finance Corporation

As discussed in this and prior filings, during the past few years we have made numerous strategic decisions regarding our operations, with the intent to lower the risk profile of our operations as well as reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. As a result of these strategic decisions, our core lending operations currently consist of our credit card and retail services business. Our lending products currently include primarily MasterCard and Visa credit cards and private label credit cards. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our core credit card receivable portfolio totaled $9.9 billion at December 31, 2010 reflecting a decrease of 15 percent since December 31, 2009. This decrease is a continuation of the decline that began during the fourth quarter of 2007 as the result of numerous actions we have taken to manage risk, including reduced marketing levels as well as during 2010, the impact of an increased focus and ability by consumers to reduce outstanding credit card debt. Although marketing levels have increased in 2010, they remain low compared to historical levels prior to our risk mitigation actions.

Our Consumer Lending and Mortgage Services businesses are not considered central to our core operations. As a result, the real estate secured and personal non-credit card receivable portfolios of these non-core businesses, which totaled $56.4 billion at December 31, 2010, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to these slower loan prepayment rates.

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

In December 2010, it was determined that we would not offer any tax refund anticipation loans or other related products for the 2011 tax season and we exited the business. In August 2010, we sold the remainder of our auto finance receivable portfolio. As a result, our non-core Taxpayer Financial Services and Auto Finance businesses are now reported as discontinued operations. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for additional discussion.

We continue to evaluate our operations as we seek to optimize our risk profile as well as our liquidity, capital and funding requirements and review opportunities in the credit card industry as the credit markets stabilize. This could result in further strategic actions that may include changes to our legal structure, asset levels and further alterations or refinement of product offerings. Although nothing is currently contemplated, we continue to evaluate additional ways to identify strategic opportunities with HSBC Bank USA, within the regulatory framework.

2010 Events

•	Due to the impact of the marketplace conditions described above on the performance of our receivable portfolios, we have incurred significant losses in 2010, 2009 and 2008. If our forecasts hold true, we expect to continue to generate losses at least through 2011. While our 2011 funding strategy includes a mix of balance sheet attrition, cash generated from operations and other actions to meet our current obligations, we will remain dependent on capital infusions from HSBC as necessary to fully meet our funding requirements and maintain capital at levels we believe are prudent until we return to profitability. HSBC has indicated it is fully committed and has the capacity to continue to provide such support. In 2010 and 2009, HSBC Investments (North America) Inc. (“HINO”) made capital contributions to us totaling $200 million and $2.7 billion, respectively.

HSBC Finance Corporation

•	In our real estate secured and personal non-credit card receivable portfolios, credit quality continued to improve as dollars of two-months-and-over contractual delinquency decreased $1.9 billion at December 31, 2010 compared to December 31, 2009 as a result of lower receivable levels, seasoning and the impact of improved economic and credit conditions since year-end 2009. As compared to December 31, 2009, the balance of delinquent accounts which have migrated to charge-off have been replaced with lower levels of newly delinquent loans as the portfolios continue to season. Dollars of net charge-offs for real estate secured and personal non-credit card receivables also decreased in 2010 reflecting lower average receivable levels and lower delinquency levels for both products. See “Credit Quality” in this MD&A for additional discussion.

The credit performance of our credit card receivable portfolio improved during 2010 as dollars of two-months-and-over contractual delinquency decreased $599 million at December 31, 2010 compared to December 31, 2009 as a result of lower receivable levels due to the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio as well as an increased focus and ability by consumers to reduce outstanding credit card debt. Dollars of net charge-offs also decreased during 2010 reflecting the lower receivable levels, lower delinquency levels, lower levels of personal bankruptcy filings and higher recoveries.

We anticipate delinquency and charge-off will remain under pressure during 2011. While the U.S. economic environment improved during 2010, there remains uncertainty as to the nature and extent of the current economic recovery which could impact our results.

•	In March 2010, we sold our auto finance receivable operations and certain auto finance receivables to Santander Consumer USA (“SC USA”). Subsequently, in August 2010, we sold our remaining portfolio of auto finance receivables to SC USA. As a result of these transactions, our Auto Finance business, which was previously considered a non-core business, is now reported in discontinued operations. See Note 3, “Discontinued Operations,” for a full discussion of these transactions.

•	During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business, which was previously considered a non-core business, is now reported in discontinued operations. See Note 3, “Discontinued Operations,” for additional information.

Performance, Developments and Trends Our operating results improved during 2010. Loss from continuing operations was $1.9 billion in 2010 compared to $7.5 billion in 2009 and $2.6 billion in 2008. Loss from continuing operations before income tax was $2.9 billion in 2010 compared to $10.1 billion in 2009 and $3.7 billion in 2008. Our results in these periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option and, during 2009 and 2008, goodwill and other intangible asset impairment charges. Additionally, our results in 2009 were impacted by certain policy changes relating to loans discussed below. In order to better understand the underlying performance trends of our business, the

HSBC Finance Corporation

following table summarizes the collective impact of these items on our loss from continuing operations before income tax for all periods presented:

Year Ended December 31,	2010	2009		2008

	(in millions)

Loss from continuing operations before income tax, as reported	$(2,906)	$(10,098)		$(3,695)
(Gain) loss in value of fair value option debt and related derivatives	(741)	2,125		(3,160)
Goodwill and other intangible asset impairment charges	-	2,308		329
Impact of the December 2009 Charge-off Policy Change	-	352	(2)	-
Policy change for unrecorded interest on re-aged receivables	-	190	(3)	-

Loss from continuing operations before income tax, excluding above items(1)	$(3,647)	$(5,123)		$(6,526)

(1)	Represents a non-U.S. GAAP financial measure.

(2)	In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables due to changes in customer behavior (the “December 2009 Charge-off Policy Changes”). See “Credit Quality” in this MD&A as well as Note 8, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for additional discussion.

(3)	In December 2009, we implemented changes to our policy for recognizing interest income on re-aged real estate secured and certain personal non-credit card receivables. See the caption “2009 as compared to 2008” in this Executive Overview for additional discussion.

Excluding the collective impact of the items in the above table, our results for 2010 improved $1.5 billion compared to 2009 driven by a significantly lower provision for credit losses and lower operating expenses partially offset by lower net interest income and lower other revenues including lower derivative related income. Our 2010 results were impacted by significantly lower derivative related income reflecting the impact of decreasing interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio which resulted in losses of $188 million during 2010 as compared to a gain of $487 million during 2009. Our portfolio of non-qualifying economic hedges acted as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets even though they did not qualify as effective hedges under hedge accounting principles.

Net interest income decreased during 2010 primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts and an increased focus and ability by consumers to reduce outstanding credit card debt, partially offset by higher overall receivable yields and lower interest expense. During 2010, we experienced higher yields for all receivable products as a result of lower levels of nonperforming receivables, including reduced levels of nonperforming modified real estate secured receivables, due to charge-off and declines in new modification volumes. Higher yields in our real estate secured receivable portfolio were partially offset by the impact of an increase in the expected lives of receivables in payment incentive programs since December 2009. Higher yields in our credit card receivable portfolio were partially offset by the implementation of certain provisions of the Card Act including restrictions impacting repricing of delinquent accounts and periodic re-evaluation of rate increases. We anticipate credit card loan yields in future periods may continue to be negatively impacted by various provisions of the Card Act which require certain rate increases to be periodically re-evaluated. As receivable yields vary between receivable products, overall receivable yields were negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income during 2010 was partially offset by higher net interest income on our non-insurance investment portfolio reflecting higher levels of investments held and slightly higher yields. These decreases in interest income were partially offset by lower interest expense due to lower average borrowings and lower average rates.

Net interest margin was 5.23 percent in 2010 and 5.08 percent in 2009. Net interest margin in 2010 increased due to lower cost of funds as a percentage of average interest-earning assets as well as higher overall yields on our

HSBC Finance Corporation

receivable portfolio. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Other revenues during 2010 were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain (loss) on debt designated at fair value and related derivatives, other revenues decreased during 2010 primarily driven by significantly lower derivative-related income as discussed above, lower fee income, lower servicing and other fees from HSBC affiliates and to a lesser extent, lower enhancement services and insurance revenues, partially offset by lower fair value write-downs on receivables held for sale. Lower fee income reflects lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and the impact from the implementation of the Card Act which resulted in lower late and overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. Lower servicing and other fees from HSBC affiliates reflects lower levels of receivables being serviced. Lower enhancement services revenue reflects the impact of lower credit card receivable levels while lower insurance revenue reflects the reduced size of our insurance operations. Lower fair value markdowns reflect a smaller portfolio of held for sale receivables than during 2009. See “Results of Operations” for a more detailed discussion of other revenues.

Our provision for credit losses decreased significantly during 2010 as discussed below.

•	Provision for credit losses for our core credit card receivable portfolio decreased $916 million during 2010. The decrease reflects lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus and ability by consumers to reduce outstanding credit card debt. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates have been strong throughout 2010. The impact on credit card receivable losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased $658 million and $342 million, respectively, during 2010. The decrease reflects lower receivable levels as the portfolios continue to liquidate, lower delinquency levels, improved loss severities and improvements in economic conditions since 2009. The decrease also reflects lower loss estimates on troubled debt restructurings (“TDR Loans”), partially offset by the impact of continued high unemployment levels, lower receivable prepayments, higher loss estimates on recently modified loans and for real estate secured receivables in our Consumer Lending business, portfolio seasoning. Improvements in loss severities reflect an increase in the number of properties for which we accepted a deed to the property in lieu of payment (also referred to as “deed-in-lieu”) and an increase in the number of properties for which we agreed to allow the borrower to sell the property for less than the current outstanding receivable balance (also referred to as a “short sale”), both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels.

•	The provision for credit losses for our personal non-credit card receivables decreased $1.6 billion reflecting lower receivable levels, lower delinquency levels and improvements in economic conditions since 2009, partially offset by higher reserve requirements on TDR Loans.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

In 2010, we decreased our credit loss reserves as the provision for credit losses was $2.6 billion less than net charge-offs. Lower credit loss reserve levels reflect lower receivable levels, improved economic and credit conditions since 2009 including lower delinquency levels and overall improvements in loss severities on real estate secured receivables as discussed above. Reserve levels for real estate secured receivables at our Mortgage Services and

HSBC Finance Corporation

Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Consumer Lending		Mortgage Services		Credit Cards
Year Ended December 31,	2010	2009	2010	2009	2010	2009

			(in millions)

Credit loss reserves at beginning of period	$3,047	$3,392	$2,385	$3,726	$1,824	$2,258
Provision for credit losses	2,339	2,997	1,575	1,917	840	1,756
Charge-offs(1)	(3,038)	(3,371)	(2,230)	(3,296)	(1,914)	(2,397)
Recoveries	61	29	51	38	234	207

Credit loss reserves at end of period	$2,409	$3,047	$1,781	$2,385	$984	$1,824

(1)	Charge-offs for Consumer Lending and Mortgage Services real estate secured receivables in 2009 includes $1.4 billion and $979 million, respectively, related to the December 2009 Charge-off Policy Changes.

Beginning in 2008, we significantly increased the use of loan modifications in an effort to assist our customers who are currently experiencing financial difficulties. As a result, a significant portion of our receivable portfolio are considered troubled debt restructures (“TDR Loans”) which are reserved using a discounted cash flow analysis which generally results in a higher reserve requirement for these loans. Additionally, in December 2009, changes made to the charge-off policy for our real estate secured receivable portfolio have resulted in a significant portion of real estate secured receivables in our portfolio being carried at net realizable value less cost to sell. The following table summarizes these receivables, which either carry higher reserves using a discounted cash flow analysis or are carried at net realizable value, in comparison to our entire receivable portfolio:

At December 31,	2010	2009

	(in millions)

Total receivable portfolio	$66,383	$81,697

Real estate secured receivables carried at net realizable value less cost to sell	$5,095	$3,420
TDR Loans:
Credit card	427	461
Real estate secured(1)	7,875	8,354
Personal non-credit card	704	726

TDR Loans	9,006	9,541

Receivables carried at either net realizable value or reserved for using a discounted cash flow methodology	$14,101	$12,961

Real estate secured receivables carried at either net realizable value or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	26.3%	19.8%

Receivables carried at either net realizable value or reserved for using a discounted cash flow methodology as a percentage of total receivables	21.2%	15.9%

(1)	Excludes TDR Loans which are recorded at net realizable value less cost to sell.

Total operating expenses during 2009 were significantly impacted by the following items which impact comparability between periods:

•	Restructuring charges totaling $151 million primarily recorded during 2009, related to the decision to discontinue all new customer account originations for our Consumer Lending business and to close the Consumer Lending branch offices. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information related to this decision;

HSBC Finance Corporation

•	Goodwill impairment charges of $2.3 billion during 2009 related to our Card and Retail Services and Insurance Services businesses. Additionally, during 2009 impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items in 2009, total operating expenses decreased $281 million, or 7 percent during 2010 primarily due to lower salary expense reflecting reduced headcount reflecting the further reduced scope of our business operations since March 2009 and continued entity-wide initiatives to reduce costs as well as lower occupancy and equipment expenses. These decreases were partially offset by higher real estate owned (“REO”) expenses, higher legal costs, higher marketing expenses for credit card receivables and higher support services from HSBC affiliates. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (34.7) percent in 2010 and (26.1) percent in 2009. The effective tax rate for continuing operations in 2010 was primarily impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates and amortization of purchase accounting adjustments on leveraged leases that matured in December 2010.

2009 as compared to 2008 Loss from continuing operations in 2009 was significantly impacted by the change in fair value debt and related derivatives for which we have elected fair value option, goodwill and other intangible asset impairment charges and the impact of policy changes in December 2009 related to the timing of charge-off of real estate secured and personal non-credit card receivables and policies for unrecorded interest on re-aged receivables as discussed below. Excluding the collective impact of these items, our results improved to a loss of $5.1 billion in 2009 as compared to a loss of $6.5 billion in 2008 as lower net interest income and slightly lower other revenues were more than offset by lower provision for credit losses and lower operating expenses.

In December 2009 as a result of changes in customer behavior and resultant payment patterns, we elected to adopt more bank-like charge-off policies for our real estate secured and personal non-credit card receivables. As a result of these policy changes, beginning in December 2009, we write down real estate secured receivables to net realizable value less the estimated cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent. As a result of these actions, delinquent real estate secured and personal non-credit card receivables charge-off earlier during 2009 than in the historical periods. The impact of this change resulted in an increase to our loss before income tax of $352 million ($227 million after-tax). For additional information regarding this policy change, see “Credit Quality” within this MD&A or see Note 8, “Change in Charge-off Policies During 2009,” in the accompanying consolidated financial statements.

As part of our decision to move to policies which more accurately reflect the underlying performance of our real estate secured receivable portfolio, in the fourth quarter of 2009 we also elected to adopt a more bank-like income recognition policy relating to unrecorded interest on real estate secured receivables placed on non-accrual which were subsequently re-aged under our standard criteria (the “December 2009 Unrecorded Interest Policy Changes”). We now recognize unrecorded interest at an estimated collectible amount when the customer has made the equivalent of six qualifying payments under the terms of the loan while maintaining a current payment status at the time of the sixth payment. Separately, as it relates to personal homeowner loans (“PHLs”) which, although technically secured by real estate were historically underwritten, priced, serviced and reported like an unsecured loan, we no longer follow the real estate secured policy for income recognition upon re-age. Rather, we follow our historical policy for other personal non-credit card loans that have been re-aged which generally results in the recognition of interest when collected. The combination of these changes resulted in a decrease to finance and other interest income during the fourth quarter of 2009 of $108 million for real estate secured receivables and $82 million for PHL receivables compared to what would otherwise have been recognized under the prior practice.

Net interest income during 2009 includes the impact of the charge-off and unrecorded interest policy changes as discussed above which reduced net interest income by $351 million and $190 million, respectively. Excluding the impact of these items, net interest income remained lower in 2009 due to lower average receivables reflecting lower

HSBC Finance Corporation

origination volumes due to our risk mitigation efforts, including our decision to stop all new account originations in our Mortgage Services and Consumer Lending businesses, as well as lower consumer spending levels. The decrease in net interest income also reflects lower levels of performing receivables and lower overall yields on our receivable portfolios, partially offset by lower interest expense. Our net interest margin decreased to 5.08 percent in 2009 compared to 6.24 percent in 2008. The decrease was due to the lower overall yields on our receivable portfolio, partially offset by lower funding costs due to lower average interest rates for short-term borrowings which reflect actions taken by the Federal Reserve Bank resulting in lower Federal Funds Rates during 2009 as compared to 2008. For additional discussion of the decrease in both net interest income, including a discussion of the changes in receivable yields by product, and net interest margin, see “Results of Operations” in this MD&A.

Other revenues in 2009 was significantly impacted by a loss on debt designated at fair value and related derivatives due to a narrowing of our credit spreads during 2009. The loss on debt designated at fair value and related derivatives decreased other revenues by $2.1 billion during 2009 compared to a gain which increased other revenues by $3.2 billion in 2008. Excluding the gain (loss) on debt designated at fair value and related derivatives, other revenues decreased slightly during 2009 due to lower fee income and enhancement services revenue, primarily due to lower credit card receivable levels and changes in credit card customer behavior, partially offset by higher derivative related income, higher gains on daily and bulk sales of receivables to HSBC Bank USA, higher servicing and other fees from HSBC affiliates due to higher volumes of receivables serviced as a result of the sale of the GM and UP Portfolios as previously discussed and lower fair value adjustments on receivables held for sale. For additional discussion of the changes in other revenues, see “Results of Operations” in this MD&A.

Our provision for credit losses declined significantly in 2009 as discussed more fully below. The provision for credit losses in 2009 reflects an incremental provision of $1 million as a result of the December 2009 Charge-off Policy Changes as discussed above.

•	The provision for credit losses in our credit card receivable portfolio decreased significantly in 2009 due to lower receivable levels primarily due to the impact of the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively, as well as $2.0 billion of non-prime credit card receivables to receivables held for sale in June 2008. Excluding the impact of these transferred receivables from the prior year periods as applicable, our provision for credit losses remained significantly lower due to lower non-prime receivable levels as a result of lower consumer spending levels and actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk, partially offset by lower recovery rates on defaulted receivables.

•	The provision for credit losses for real estate secured receivables decreased in 2009 reflecting the continued liquidation in these portfolios which has resulted in lower charge-off levels. The lower provision also reflects a reduction to provision of $192 million as a result of the December 2009 Charge-off Policy changes, which includes the reserve impact of the policy change related to accrued interest. Accrued interest written off as part of this policy change was reflected as a reduction of finance and other interest income, while the release of loss reserves associated with principal and accrued interest was reflected in provision. The decrease in the provision for credit losses for real estate secured receivables was partially offset by higher provisions for first lien real estate secured receivables in our Consumer Lending business, lower receivable prepayments, higher loss severities relative to 2008 due to deterioration in real estate values in some markets, higher reserve requirements for real estate secured TDR Loans and portfolio seasoning in our Consumer Lending real estate secured receivable portfolio.

•	The provision for credit losses for personal non-credit card receivables increased during 2009, including an increase in provision for credit losses of $193 million related to the December 2009 Charge-off Policy Change which reflects the reserve impact of the policy change to accrued interest as discussed above and the charge-off of the total receivable balance, ignoring future recoveries while the corresponding release of credit loss reserves considered future recoveries, unlike real estate secured receivables which are written down to net realizable value less cost to sell. Excluding the incremental impact of the December 2009 Charge-off Policy Changes, our provision for credit losses in our personal non-credit card portfolio remained

HSBC Finance Corporation

higher in 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower receivable levels.

The provision for credit losses for all products in 2009 was negatively impacted by rising unemployment rates in an increasing number of markets, continued deterioration in the U.S. economy and housing markets and higher levels of personal bankruptcy filings. For additional discussion regarding the decrease in the provision for credit losses during 2009, see “Results of Operations” in this MD&A.

During 2009, the provision for credit losses was $2.9 billion lower than net charge-offs. Lower credit loss reserve levels primarily reflect the impact of the December 2009 Charge-off Policy Changes as a result of the acceleration of charge-off of $3.5 billion, a substantial portion of which would otherwise have charged-off in future periods. Excluding the impact of the December 2009 Charge-off Policy Changes, the provision for credit losses was $533 million greater than net charge-offs in 2009 compared to provision in excess of charge-offs of $3.1 billion in 2008 reflecting a slowing in the rate of deterioration of credit quality, lower receivable levels and the impact of higher unemployment rates on losses not being as severe as previously anticipated. For additional discussion of credit loss reserves, see “Credit Quality” in this MD&A.

Total operating expenses increased in 2009 and were negatively impacted by the restructuring charges recorded during 2009 associated with the Consumer Lending closure as discussed above as well as goodwill and intangible asset impairment charges recorded during 2009 and 2008 previously discussed. Excluding the impact of the restructuring charges recorded in 2009 as well as the goodwill and intangible asset impairment charges recorded during 2009 and 2008, total operating expenses decreased $1.1 billion, or 28.8 percent during 2009 due to lower salary expense, lower marketing expenses, lower branch related expenses due to the closure of the Consumer Lending branch offices, lower real estate owned expenses and the impact of entity-wide initiatives to reduce costs, partially offset by higher collection costs. For additional discussion of our operating expenses, see “Results of Operations” in this MD&A.

Our effective income tax rate for continuing operations was (26.1) percent in 2009 and (29.4) percent in 2008. The effective tax rate for continuing operations in 2009 was significantly impacted by the non-tax deductible impairment of goodwill, the relative level of pretax book loss, increase in the state and local income tax valuation allowance which is included in the state and local taxes, and a decrease in low income housing credits.

Performance Ratios Our efficiency ratio from continuing operations was 50.4 percent in 2010 compared to 108.4 percent in 2009 and 36.3 percent in 2008. Our efficiency ratio from continuing operations during all periods was impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option accounting. Additionally, the efficiency ratio in 2009 and 2008 were also significantly impacted by goodwill and intangible asset impairment charges and in 2009, the Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly during 2010 reflecting significantly lower net interest income and other revenues driven by receivable portfolio liquidation, lower derivative-related income and lower fee income which outpaced the decrease in operating expenses. Excluding the items discussed above from the periods presented, in 2009 our efficiency ratio deteriorated 216 basis points as a result of lower net interest income and lower fee and enhancement services revenues as a result of the sale of the GM and UP Portfolios in January 2009, partially offset by increased revenues associated with the bulk gain and daily sales of receivables to HSBC Bank USA.

Our return on average common shareholder’s equity (“ROE”) was (27.70) percent in 2010 compared to (68.41) percent in 2009 and (19.76) percent in 2008. Our return on average assets (“ROA”) was (2.23) percent in 2010 compared to (7.45) percent in 2009 and (1.98) percent in 2008. ROE and ROA in all periods were significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting. During 2009, ROA and ROE were impacted by the December 2009 Charge-off Policy Changes and the Consumer Lending closure costs as discussed above. During 2009 and 2008, ROA and ROE were also significantly impacted by goodwill and intangible asset impairment charges. Excluding these items, ROE deteriorated 257 basis points during 2010 and ROA improved 67 basis points during 2010. The deterioration in ROE in 2010 was driven by lower average shareholder’s equity which outpaced the change in our loss from continuing operations. The

HSBC Finance Corporation

improvement in ROA in 2010 was driven by the change in our loss from continuing operations which outpaced the decrease in average assets. Excluding these same items discussed above, ROE improved 43 basis points during 2009 as compared to 2008 driven by the improvement in our loss from continuing operations which outpaced the decrease in average shareholder’s equity. ROA for 2009 deteriorated 19 basis points as compared to 2008, as the decrease in average assets outpaced the improvement in our loss from continuing operations.

Receivables Receivables decreased to $66.4 billion at December 31, 2010, a 19 percent decrease from December 31, 2009. The decrease in our core credit card receivable portfolio reflects the continuing impact of actions previously taken to mitigate risk and an increased focus and ability of consumers to reduce outstanding credit card debt. The decrease in our non-core receivable portfolios reflects the continued liquidation of these portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) decreased to 14.41 percent at December 31, 2010 as compared 14.74 percent at December 31, 2009. Dollars of contractual delinquency decreased for all receivable products reflecting lower receivable levels due to lower origination volumes in our core credit card receivable portfolio, continued liquidation of our non-core receivable portfolios and for credit card and personal non-credit card receivables, improved early stage delinquency roll rates due to improvements in economic conditions since 2009. The decrease in dollars of contractual delinquency for real estate secured receivables was partially offset in our Consumer Lending real estate secured receivable portfolio by portfolio seasoning. The delinquency ratio decreased as compared to December 31, 2009 as dollars of delinquency decreased at a slightly faster pace than receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Dollars of net charge-offs during 2010 decreased for all our receivable portfolios primarily due to lower delinquency levels as a result of lower average receivables, improvements in economic conditions since year-end 2009 and as it relates to credit card receivables, higher recoveries. A portion of the decrease in dollars of net charge-offs for our non-core receivable portfolio reflects charge-off activity during 2009 that would have been recorded in prior periods had the changes made to the charge-off policy in December 2009 for real estate secured and personal non-credit card receivables been effective prior to 2009. Dollars of net charge-offs for real estate secured receivables during 2010 also reflect improvements in total loss severities as a result of an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels. The net charge-off ratio for full year 2010 decreased 161 basis points as compared to full year 2009 as the decline in dollars of net charge-off as discussed above outpaced the decrease in average receivables.

Funding and Capital During 2010, HINO made a capital contribution to us totaling $200 million to support ongoing operations and to maintain capital above the minimum levels we believe are prudent. Until we return to profitability, HSBC’s continued support is required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

During the fourth quarter of 2010, our Board of Directors approved the issuance of up to 1,000 shares of Series C preferred stock. As a result, in November 2010 we replaced $1.0 billion in loans from HSBC North America, which had been scheduled to mature between 2022 and 2025 with the issuance of the Series C preferred stock. This transaction enhanced our total capital level as well as both our common and preferred equity to total assets and tangible shareholder’s equity to tangible assets ratios. It did not, however, impact our tangible common equity to tangible assets ratio.

Additionally, during the fourth quarter of 2010, as part of an initiative to enhance the total regulatory capital levels for HSBC North America, we offered noteholders of certain series of our senior debt the ability to exchange their existing senior notes for newly issued subordinated debt. As a result, we issued $1.9 billion in new 10-year fixed rate

HSBC Finance Corporation

subordinated debt in exchange for tendered debt totaling $1.8 billion. In December 2010, we issued an additional $1.0 billion of 10-year fixed rate subordinated debt to institutional investors.

During 2010, we retired $16.5 billion of term debt as it matured or was redeemed, including $1.8 billion of senior debt exchanged for $1.9 billion in new subordinated debt as discussed above. The maturing and redeemed debt cash requirements were met through planned balance sheet attrition, cash generated from operations, asset sales, capital contributions from HSBC, the issuance of subordinated debt and cost effective retail debt and the issuance of debt secured by credit card receivables. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our non-core receivable portfolio coupled with the stabilization in our core credit card receivable portfolio will be the primary driver of our liquidity management process going forward. Lower cash flow, as a result of declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management strategies, including selected debt issuances. In the event a portion of our incremental funding need is met through issuances of unsecured term debt, we anticipate these issuances would be structured to better match the projected cash flows of the remaining run-off portfolio and reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.

In the current market environment, market pricing continues to value the cash flows associated with our receivables at amounts which are significantly lower than what we believe will ultimately be realized and we do not expect a return of pricing that would typically be seen under more normal marketplace conditions for the foreseeable future. Therefore, we have decided to hold our receivable portfolios for investment purposes. However, should market pricing improve in the future or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of a portion of our receivable portfolio into receivables held for sale.

The tangible common equity to tangible assets ratio was 7.37 percent and 7.60 percent at December 31, 2010 and 2009, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

Subject to regulatory approval, HSBC North America will be required to implement Basel II no later than April 1, 2011 in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America regulatory capital requirement. Based on a comprehensive analysis of the HSBC North America balance sheet, we have taken a series of actions in accordance with the overall HSBC North America’s objective to achieve targeted total regulatory capital levels under these new regulations, including the exchange of senior debt for subordinated debt discussed above which occurred during the fourth quarter of 2010. Adoption of the Basel II provisions must be preceded by a parallel run period of at least four quarters, and requires the approval of U.S. regulators. This parallel run, which was initiated by HSBC North America in January 2010, encompasses enhancements to a number of risk policies, processes and systems to align with the Basel II final rule requirements. HSBC North America will seek regulatory approval for adoption when the program enhancements have been completed which may extend beyond April 1, 2011.

Future Prospects Our on-going operations are limited to our Card and Retail Services and Insurance Services businesses. The receivables of our Consumer Lending and Mortgage Services businesses will continue to run-off over several years.

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

HSBC Finance Corporation

markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.

Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are out of our control. Because our Consumer Lending and Mortgage Services businesses and our non-prime credit card operations have historically lent to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, overall our customers are more susceptible to economic slowdowns than other consumers. When unemployment increases or changes in the rate of home value appreciation or depreciation occur, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers and the rates that we must pay on our borrowings. In 2010, the interest rates that we paid on our short-term debt decreased. During 2010, we experienced higher overall yields on our receivable portfolio primarily due to lower levels of nonperforming receivables, including reduced levels of nonperforming modified real estate secured receivables, due to charge-off and declines in new modification volumes. The higher yields on our receivable portfolio were partially offset by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. See “Results of Operations” in this MD&A for additional discussion on receivable yields. The primary risks to our performance in 2011 are largely dependent upon macro-economic conditions which include a weak housing market, high unemployment rates, the nature and extent of the economic recovery, the performance of modified loans, consumer spending and consumer confidence, all of which could impact loan volume, delinquencies, charge-offs, net interest income and ultimately our results of operations.

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

International Financial Reporting Standards Because HSBC reports results in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed

HSBC Finance Corporation

down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs consistent with our IFRS Management Basis presentation. The following table reconciles our net loss on a U.S. GAAP basis to net loss on an IFRSs basis:

Year Ended December 31,	2010	2009	2008

	(in millions)

Net loss – U.S. GAAP basis	$(1,916)	$(7,450)	$(2,783)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(16)	2	1
Intangible assets	35	43	58
Loan origination	17	76	65
Loan impairment	(95)	199	28
Loans held for sale	(51)	(98)	173
Interest recognition	2	(1)	(1)
Other-than-temporary impairments on available-for-sale securities	3	2	(9)
Securities	17	(63)	(64)
Extinguishment of debt	22	-	-
Present value of long term insurance business	7	54	-
Loss on sale of auto finance receivables and other related assets	(47)	-	-
Loss on sale of U.K. and Canadian businesses to affiliates	-	-	(598)
Pension and other postretirement benefit costs	55	32	25
Goodwill and other intangible asset impairment charges	-	(615)	(509)
Other	22	(67)	41

Net loss – IFRSs basis	(1,945)	(7,886)	(3,573)
Tax benefit – IFRSs basis	1,085	2,443	977

Loss before tax – IFRSs basis	$(3,030)	$(10,329)	$(4,550)

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of cost or fair value.

Certain receivables that were previously classified as held for sale under U.S. GAAP have now been transferred to held for investment as we now intend to hold for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value (“LOCOM”) adjustments while classified as held for sale and have been transferred to held for investment at LOCOM. Under IFRSs, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges are now being recorded under IFRSs which were essentially included as a component of the lower of cost or fair value adjustments under U.S. GAAP.

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2010, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

Extinguishment of debt – During the fourth quarter of 2010, we exchanged $1.8 billion in senior debt for $1.9 billion in new fixed rate subordinated debt. Under IFRSs, the population of debt exchanged which qualified for

HSBC Finance Corporation

extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under IFRSs compared to a small loss under U.S. GAAP.

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

Pension and other postretirement benefit costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceed gains beyond the 10 percent “corridor.” Furthermore in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under US GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition. During the first quarter of 2009, the curtailment gain related to postretirement benefits and also resulted in lower net income under U.S. GAAP than IFRSs.

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

IFRS Management Basis Reporting As previously discussed, corporate goals and individual goals of executives are currently calculated in accordance with IFRSs under which HSBC prepares its consolidated financial statements. As a result, operating results are being monitored and reviewed, trends are being evaluated and decisions about allocating resources, such as employees, are being made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP Portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our

HSBC Finance Corporation

income statement. Additionally, IFRS Management Basis assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to appropriately fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed by us. Accordingly, our segment reporting is on an IFRS Management Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are also summarized in Note 24, “Business Segments,” in the accompanying consolidated financial statements.

We are currently in the process of re-evaluating the financial information used to manage our business, including the scope and content of the financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

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

We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity. Our management has discussed these critical accounting policies with the Audit and Risk Committee of our Board of Directors, including certain underlying estimates and assumptions, and the Audit and Risk Committee has reviewed our disclosure relating to these accounting policies and practices in this MD&A.

Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. Consequently, we maintain credit loss reserves at a level that we consider adequate, but not excessive, to cover our estimate of probable incurred losses of principal, interest and fees, including late, over-limit and annual fees, in the existing portfolio. Loss reserves are set at each business unit in consultation with the Finance and Risk Departments. Loss reserve estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period when they become known. We believe

HSBC Finance Corporation

the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to the reserve for credit losses require us to project future delinquency and charge-off trends which are uncertain and require a high degree of judgment; and

•	The reserve for credit losses is influenced by factors outside of our control such as customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, bankruptcy trends and changes in laws and regulations.

Because our loss reserve estimates involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions, which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, the ability of customers to refinance their adjustable rate mortgages, the performance of modified loans, unemployment levels, delinquency rates and the flow of loans through the various stages of delinquency, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $618 million in our credit loss reserves for receivables at December 31, 2010. The reserve for credit losses is a critical accounting estimate for both our Consumer and Card and Retail Services segments.

We maintain credit loss reserves to cover probable inherent losses of principal, accrued interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately be charged-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rates statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

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

HSBC Finance Corporation

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

Goodwill and Intangible Assets Goodwill and intangible assets with indefinite lives are not subject to amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets and goodwill recorded on our balance sheet are reviewed annually on July 1 for impairment using discounted cash flows, but impairment may also be reviewed at other interim dates if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties.

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

Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test and any interim test which may be required, we assign our goodwill to our reporting units. As a result of the continuing deterioration of economic conditions throughout 2008 and into 2009 as well as the adverse impact to our Insurance Services business which resulted from the closure of all of our Consumer Lending branches, we wrote off all of our remaining goodwill balance during 2009.

Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. At July 1, 2010, the estimated fair value of each intangible asset exceeded its carrying value and, as such, none of our intangible assets were impaired.

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

Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants’

HSBC Finance Corporation

assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment. A significant majority of our assets and liabilities that are reported at fair value are measured based on quoted market prices and observable market-based or independently-sourced inputs.

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

Significant assets and liabilities recorded at fair value include the following:

Derivative financial assets and liabilities – We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes where a master netting arrangement with the counterparty exists that provides for the net settlement of all contracts through a single payment in a single currency in the event of default or termination on any one contract. We believe the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of observable market value quotes for identical or similar assets or liabilities in active and inactive markets. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows and utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates, where available. Where market data is not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the timing of cash flows and credit spreads. These estimates are susceptible to significant changes in future periods as market conditions evolve.

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

We utilize HSBC Bank USA to determine the fair value of substantially all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

•	Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings.

•	Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax, to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item.

•	Changes in the fair value of a derivative that has not been designated as an effective hedge are reported in current period earnings.

A derivative designated as an effective hedge will be tested for effectiveness in all circumstances under the long haul method. For these transactions, we formally assess, both at the inception of the hedge and on a quarterly basis, whether the derivative used in a hedging transaction has been and is expected to continue to be

HSBC Finance Corporation

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

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives which do not qualify as effective hedges would have reduced revenue by approximately $141 million at December 31, 2010.

For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 17, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.

Long-term debt carried at fair value – We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. We believe the valuation of this debt is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets are not active, the prices are not current, or such price quotations vary substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may markedly impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value could have resulted in a change to our reported mark-to-market of approximately $2.1 billion at December 31, 2010.

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

Receivables held for sale – Receivables held for sale are carried at the lower of amortized cost or fair value. Accordingly, fair value for such receivables must be estimated to determine any required write down to fair value when the amortized cost of the receivables exceeds their current fair value. Where available, quoted market prices are used to estimate the fair value of these receivables. Where market quotes are not available, fair value is estimated using observable market prices of similar instruments with similar characteristics.

HSBC Finance Corporation

Where quoted market prices and observable market parameters are not available, the fair value of receivables held for sale is based on contractual cash flows adjusted for management’s estimates of prepayments, defaults, and recoveries, discounted at management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Management attempts to corroborate its estimates of prepayments, defaults, and recoveries using observable data by correlation or other means. Reduced liquidity in credit markets has resulted in a decrease in the availability of observable market data, which has in turn resulted in an increased level of management judgment required to estimate fair value for receivables held for sale. In certain cases, an independent third party is utilized to substantiate management’s estimate of fair value.

Deferred Tax Assets We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $3.4 billion and $4.2 billion as of December 31, 2010 and 2009, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

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

Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 can be found in Note 18, “Income Taxes” of this Form 10-K.

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

HSBC Finance Corporation

Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. However, based upon our current knowledge, our defenses to these actions have merit and any adverse decision should not materially affect our consolidated financial condition, results of operations or cash flows.

Receivables Review

The table below summarizes receivables at December 31, 2010 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	$	%	$	%

	(dollars are in millions)

Receivables:
Core receivable portfolios:
Credit card(1)	$9,897	$(1,729)	(14.9)%	$(3,334)	(25.2)%
Non-core receivable portfolios:
Real estate secured(2)(3)	49,336	(10,199)	(17.1)	(22,330)	(31.2)
Private label(4)	-	-	-	(65)	(100.0)
Personal non-credit card	7,117	(3,369)	(32.1)	(8,451)	(54.3)
Commercial and other	33	(17)	(34.0)	(60)	(64.5)

Total non-core receivable portfolios	56,486	(13,585)	(19.4)	(30,906)	(35.4)

Total receivables	$66,383	$(15,314)	(18.7)%	$(34,240)	(34.0)%

(1)	During 2009, $1.1 billion of credit card receivables held for sale were reclassified to held for investment.

(2)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	December 31,	December 31, 2009		December 31, 2008
	2010	$	%	$	%

	(dollars are in millions)

Mortgage Services	$15,982	$(3,959)	(19.9)%	$(9,472)	(37.2)%
Consumer Lending	33,347	(6,239)	(15.8)	(12,855)	(27.8)
All other	7	(1)	(12.5)	(3)	(30.0)

Total real estate secured	$49,336	$(10,199)	(17.1)%	$(22,330)	(31.2)%

(3)	At December 31, 2010 and 2009, real estate secured receivables includes outstanding principal balances of $5.1 billion and $3.4 billion, respectively, of receivables that have been written down to their net realizable value less cost to sell in accordance with our existing charge-off policy.

(4)	Private label receivables consist primarily of the liquidating retail sales contracts in our Consumer Lending business with a receivable balance of $3 million, $12 million and $51 million at December 31, 2010, 2009 and 2008, respectively. Beginning in 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

Core Credit Card Receivables Credit card receivables have decreased as a result of actions taken beginning in the fourth quarter of 2007 to manage risk including tightening initial credit lines and sales authorization criteria, closing inactive accounts, decreasing credit lines, tightening underwriting criteria, tightening cash access and reducing

HSBC Finance Corporation

marketing levels, as well as an increased focus and ability on the part of consumers to reduce outstanding credit card debt. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. Based on performance trends which began in the second half of 2009, we have increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio which will likely result in lower run-off of credit card receivables during 2011.

Non-Core Receivable Portfolios

Real estate secured receivables Real estate secured receivables can be further analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	$	%	$	%

	(dollars are in millions)

Real estate secured(1):
Closed-end:
First lien	$43,672	$(8,105)	(15.7)%	$(17,578)	(28.7)%
Second lien	4,260	(1,605)	(27.4)	(3,620)	(45.9)
Revolving:
First lien	187	(24)	(11.4)	(52)	(21.8)
Second lien	1,217	(465)	(27.6)	(1,080)	(47.0)

Total real estate secured(2)	$49,336	$(10,199)	(17.1)%	$(22,330)	(31.2)%

(1)	Receivable classification between closed-end and revolving receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

(2)	Excludes receivables held for sale. Real estate secured receivables held for sale included $4 million, $3 million and $323 million primarily of closed-end, first lien receivables at December 31, 2010, 2009 and 2008, respectively.

As previously discussed, real estate markets in a large portion of the United States have been and continue to be affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher credit losses for us. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of December 31, 2010 and 2009. The overall improvement in average refreshed LTVs in our first lien real estate secured receivable portfolio reflects the increase in receivables carried at their net realizable value less cost to sell since December 31, 2009.

	Refreshed LTVs(1)(2)				Refreshed LTVs(1)(2)
	at December 31, 2010				at December 31, 2009

	Consumer Lending(3)		Mortgage Services		Consumer Lending(3)		Mortgage Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	39%	18%	34%	8%	35%	18%	30%	8%
80%≤LTV<90%	18	13	18	11	18	12	18	12
90%≤LTV<100%	17	20	21	19	19	22	23	20
LTV≥100%	26	49	27	62	28	48	29	60
Average LTV for portfolio	87	100	89	109	88	100	91	109

(1)	Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for

HSBC Finance Corporation

second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the December 31, 2010 and 2009 information in the table above reflects current estimated property values using HPIs as of September 30, 2010 and 2009, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be lower than reflected in the table.

(3)	Excludes the purchased receivable portfolios of our Consumer Lending business which totaled $1.2 billion and $1.5 billion at December 31, 2010 and 2009, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	December 31, 2010				December 31, 2009				December 31, 2008
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

					(in millions)

Fixed rate(3)	$10,014	(1)	$31,827	(2)	$11,962	(1)	$37,717	(2)	$14,340	(1)	$43,882	(2)
Adjustable rate(3)	5,968		1,520		7,979		1,869		11,114		2,320

Total	$15,982		$33,347		$19,941		$39,586		$25,454		$46,202

First lien	$13,821		$30,042		$16,979		$35,014		$21,198		$40,297
Second lien	2,161		3,305		2,962		4,572		4,256		5,905

Total	$15,982		$33,347		$19,941		$39,586		$25,454		$46,202

Adjustable rate(3)	$4,898		$1,520		$6,471		$1,869		$8,860		$2,320
Interest only(3)	1,070		-		1,508		-		2,254		-

Total adjustable rate(3)	$5,968		$1,520		$7,979		$1,869		$11,114		$2,320

Total stated income	$2,703		$-		$3,677		$-		$5,237		$-

(1)	Includes fixed rate interest-only receivables of $235 million, $282 million and $344 million at December 31, 2010, 2009 and 2008, respectively.

(2)	Includes fixed rate interest-only receivables of $27 million, $36 million and $44 million at December 31, 2010, 2009 and 2008, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

The decrease in our real estate secured receivable balances since December 31, 2009 and 2008 reflect the continuing liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured receivable portfolios continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.

HSBC Finance Corporation

Personal non-credit card receivables Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	$	%	$	%

	(dollars are in millions)

Personal non-credit card	$5,295	$(2,801)	(34.6)%	$(7,199)	(57.6)%
Personal homeowner loans (“PHLs”)	1,822	(568)	(23.8)	(1,252)	(40.7)

Total personal non-credit card receivables	$7,117	$(3,369)	(32.1)%	$(8,451)	(54.3)%

The decrease in personal non-credit card receivables since December 31, 2009 and 2008 reflect the continuing liquidation of this portfolio which will continue going forward.

PHLs typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrote, priced and service like unsecured loans. The average PHL principal balance in our portfolio at December 31, 2010 is approximately $18,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in our underwriting or in the establishment of credit loss reserves.

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

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

		Three Months Ended
	Full Year	Dec. 31,	Sept. 30,	June 30,	Mar. 30,	Full Year
	2010	2010	2010	2010	2010	2009

Number of REO properties at end of period	10,749	10,749	9,629	8,249	6,826	6,060
Number of properties added to REO inventory in the period	20,112	5,657	5,316	4,996	4,143	14,476
Average loss on sale of REO properties(1)	8.9%	15.3%	10.1%	4.2%	3.9%	11.6%
Average total loss on foreclosed properties(2)	51.1%	53.6%	52.1%	48.9%	49.0%	51.6%
Average time to sell REO properties (in days)	161	165	158	156	170	193

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

HSBC Finance Corporation

The number of REO properties at December 31, 2010 increased as compared to December 31, 2009 due to improved processing of foreclosures following backlogs in foreclosure proceedings and actions by local governments and certain states that lengthened the foreclosure process beginning in 2008. However, in the first half of 2011, we anticipate the number of REO properties will decrease as foreclosures are again delayed as a result of our suspension of foreclosures while we enhance foreclosure documentation and processes for foreclosures and re-file affidavits where necessary. Local governments and states may also require additional processes in the future which could slow the foreclosure process once resumed, again leading to a slowdown in growth of REO properties.

While the average total loss on foreclosed properties for full year 2010 was essentially flat as compared to full year 2009, home price stabilization in many markets and recovery in other markets which occurred during the first half of the year was offset by home price declines in the second half of the year. The decline in home prices in the second half of the year resulted from the continued elevated levels of foreclosed properties and the expiration of the homebuyer tax credit. The average loss on sale of REO properties also began to increase again during the second half of 2010 reflecting declines in home prices as discussed above as this ratio is negatively impacted by declines in home prices between the time we take title to the property and when the property is ultimately sold. The impact of the recent publicized foreclosure practices of certain servicers could ultimately result in increased severity of loss upon sale as there will likely be a dramatic and significant increase in the number of properties on the market once the industry implements the required changes.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.

Net Interest Income The following table summarizes net interest income:

Year Ended December 31,	2010	%(1)	2009	%(1)	2008	%(1)

	(dollars are in millions)

Finance and other interest income	$7,208	9.00%	$8,887	8.93%	$13,616	10.70%
Interest expense	3,023	3.77	3,829	3.85	5,680	4.46

Net interest income	$4,185	5.23%	$5,058	5.08%	$7,936	6.24%

(1)	% Columns: comparison to average interest-earning assets.

Net interest income decreased during 2010 primarily due to lower average receivables as a result of receivable liquidation, risk mitigation efforts and an increased focus and ability by consumers to reduce outstanding credit card debt, partially offset by higher overall receivable yields and lower interest expense. During 2010, we experienced higher yields for all receivable products as a result of lower levels of nonperforming receivables, including reduced levels of nonperforming modified real estate secured receivables, due to charge-off and declines in new modification volumes. Higher yields in our real estate secured receivable portfolio were partially offset by the impact of an increase in the expected lives of receivables in payment incentive programs. Higher yields in our credit card receivable portfolio were partially offset by the implementation of certain provisions of the Card Act including restrictions impacting repricing of delinquent accounts and periodic re-evaluation of rate increases. We anticipate credit card loan yields in future periods may continue to be negatively impacted by various provisions of the Card Act which require certain rate increases to be periodically re-evaluated. As receivable yields vary between receivable products, overall receivable yields were negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income during 2010 was partially offset by higher net interest income on our non-insurance investment portfolio reflecting higher levels of investments held and slightly higher yields. These decreases were partially offset by lower interest expense due to lower average borrowings and lower average rates.

HSBC Finance Corporation

Net interest income during 2009 includes the impact of the December 2009 Charge-off Policy Changes and the impact of the adoption of a more bank-like income recognition policy relating to unrecorded interest on re-aged real estate secured receivables and PHLs both of which occurred in the fourth quarter of 2009 which reduced net interest income by $351 million and $190 million, respectively, as previously discussed. Excluding the impact of these items, net interest income remained lower in 2009 due to lower average receivables reflecting lower origination volumes due to our risk mitigation efforts, including our decisions to stop all new account originations in our Mortgage Services and Consumer Lending businesses, as well as lower consumer spending levels. The decrease in net interest income also reflects lower levels of performing receivables and lower overall yields on our receivable portfolio, partially offset by lower interest expense. Overall receivable yields were negatively impacted by a shift in mix to higher levels of real estate secured receivables as a result of the sale of $12.4 billion of credit card receivables, respectively, in January 2009 as credit card receivables generally have higher yields than real estate secured receivables.

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

Net interest margin was 5.23 percent in 2010, 5.08 percent in 2009 and 6.24 percent in 2008. Net interest margin in 2010 increased due to lower cost of funds as a percentage of average interest-earning assets and higher overall yields on our receivable portfolio as discussed above. Net interest margin in 2009 was negatively impacted by the December 2009 Charge-off Policy Change as well as the adoption of more bank-like income recognition policies related to unrecorded interest on re-aged receivables as previously discussed. Excluding these items, net interest margin remained lower in 2009 due to lower overall yields on our receivable portfolio as discussed above, partially

HSBC Finance Corporation

offset by lower funding costs as a percentage of average interest earning assets. The following table shows the impact of these items on net interest income:

	2010(1)		2009

Net interest income/net interest margin from prior year	$5,058	5.08%	$7,936	6.24%

Impact to net interest income resulting from:
Lower receivable levels	(913)		(1,730)
Receivable yields:
Receivable pricing	-		683
Impact of nonperforming assets	223		(538)
Impact of loan modifications	65		(363)
Receivable mix	(313)		(850)
December 2009 Charge-off Policy Changes	-		(351)
Policy change for unrecorded interest	-		(190)
Non-insurance investment income	6		(132)
Cost of funds	66		596
Other	(7)		(3)

Net interest income/net interest margin for current year	$4,185	5.23%	$5,058	5.08%

(1)	The presentation of net interest income for 2010 assumes that the December 2009 Charge-off Policy Changes and the policy change for unrecorded interest were in effect for both the full year of 2010 and 2009.

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

The following table summarizes provision for credit losses by business:

Year Ended December 31,	2010	2009	2008

	(in millions)

Provision for credit losses:
Credit card	$840	$1,756	$3,346
Mortgage Services	1,575	1,917	3,399
Consumer Lending:
Real estate secured	2,339	2,997	3,264
Personal non-credit card	1,426	2,980	2,401

Total Consumer Lending	3,765	5,977	5,665

	$6,180	$9,650	$12,410

HSBC Finance Corporation

Our provision for credit losses decreased significantly during 2010 as discussed below.

•	Provision for credit losses for our core credit card receivable portfolio decreased $916 million during 2010. The decrease reflects lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus and ability by consumers to reduce outstanding credit card debt. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates have been strong throughout 2010. The impact on credit card receivable losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased $658 million and $342 million, respectively, during 2010. The decrease reflects lower receivable levels as the portfolios continue to liquidate, lower delinquency levels, improved loss severities and improvements in economic conditions since 2009. The decrease also reflects lower loss estimates on TDR Loans, partially offset by the impact of continued high unemployment levels, lower receivable prepayments, higher loss estimates on recently modified loans and for real estate secured receivables in our Consumer Lending business, portfolio seasoning. Improvements in loss severities reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels.

•	The provision for credit losses for our personal non-credit card receivables decreased $1.6 billion reflecting lower receivable levels, lower delinquency levels and improvements in economic conditions since 2009, partially offset by higher reserve requirements on TDR Loans.

Net charge-off dollars totaled $8.8 billion during 2010 compared to $12.6 billion in 2009 driven by lower delinquency levels as a result of lower average receivable levels, improvements in the U.S. economic conditions since year-end 2009 and as it relates to credit card receivables, higher recoveries. See “Credit Quality” for further discussion of our net charge-offs.

In 2010, we decreased our credit loss reserves as the provision for credit losses was $2.6 billion less than net charge-offs. Lower credit loss reserve levels reflect lower receivable levels, improved economic and credit conditions since 2009 including lower delinquency levels and overall improvements in loss severities as discussed above. The provision as a percent of average receivables was 8.43 percent in 2010 and 10.28 percent in 2009.

We anticipate delinquency and charge-off levels will remain under pressure during 2011 as the U.S. economic environment continues to impact our businesses and as foreclosures are again delayed as a result of our suspension of foreclosure while we enhance our foreclosure documentation and processes for foreclosures and re-file affidavits where necessary. The magnitude of these trends will largely be dependent on the nature and extent of the economic recovery, including unemployment rates and a recovery in the housing markets, which to some extent will be offset by the impact of actions we have already taken to reduce risk in these portfolios.

Our provision for credit losses declined significantly in 2009 compared to 2008 as discussed more fully below. The provision for credit losses in 2009 reflects an incremental provision of $1 million as a result of the December 2009 Charge-off Policy Changes.

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

HSBC Finance Corporation

previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. These lower credit loss estimates have been partially offset by lower recovery rates on defaulted receivables.

•	The provision for credit losses for real estate secured receivables decreased in 2009 reflecting a lower provision for real estate secured receivables in our Mortgage Services business and for second lien real estate secured receivables in our Consumer Lending business, partially offset by higher provisions for first lien real estate secured receivables in our Consumer Lending business. The overall decrease in the provision for real estate secured receivables reflects the continued liquidation in these portfolios which has resulted in lower charge-off levels. The lower provision also reflects a reduction to provision of $192 million as a result of the December 2009 Charge-off Policy changes, which includes the reserve impact of the policy change related to accrued interest. Accrued interest written off as part of this policy change was reflected as a reduction of finance and other interest income, while the release of loss reserves associated with principal and accrued interest was reflected in provision. Additionally, for real estate secured receivables in our Consumer Lending business, the lower overall provisions for real estate secured receivables reflect a reduction in portfolio risk factors, principally an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages began to stabilize during 2009. The decrease in the provision for credit losses for real estate secured receivables was partially offset by lower receivable prepayments, higher loss severities relative to 2008 due to deterioration in real estate values in some markets, higher reserve requirements for real estate secured TDR Loans and portfolio seasoning in our Consumer Lending real estate secured receivable portfolio.

•	The provision for credit losses for personal non-credit card receivables increased during 2009, including an increase in provision for credit losses of $193 million related to the December 2009 Charge-off Policy Change which reflects the reserve impact of the policy change to accrued interest as discussed above and the charge-off of the total receivable balance, ignoring future recoveries while the corresponding release of credit loss reserves considered future recoveries, unlike real estate secured receivables which are written down to net realizable value less cost to sell. Excluding the incremental impact of the December 2009 Charge-off Policy Changes, our provision for credit losses in our personal non-credit card portfolio remained higher in 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower receivable levels.

The provision for credit losses for all products in 2009 was negatively impacted by rising unemployment rates in an increasing number of markets, continued deterioration in the U.S. economy and housing markets and higher levels of personal bankruptcy filings.

Net charge-off dollars totaled $12.6 billion during 2009, including incremental charge-offs of $3.5 billion related to the December 2009 Charge-off Policy Changes as previously discussed, compared to $9.3 billion in 2008. Excluding these incremental charge-offs, dollars of net charge-offs decreased to $9.1 billion due to the impact of lower receivable levels and local government delays in processing foreclosures, which were partially offset by the continued deterioration in the U.S. economy and housing markets, rising unemployment rates, higher levels of personal bankruptcy filings and portfolio seasoning. We continued to experience delays in processing foreclosures as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process resulting in higher levels of late stage delinquency. The impact of these delays on charge-off trends has been minimized as a result of the aforementioned charge-off policy changes. See “Credit Quality” for further discussion of our net charge-offs.

For further discussion of the changes to our charge-off policies implemented in December 2009, see “Credit Quality” in this MD&A as well as Note 8, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements.

In 2009, we decreased our credit loss reserves as the provision for credit losses was $2.9 billion less than net charge-offs primarily as a result of the December 2009 Charge-off Policies Changes discussed above. Excluding the impact

HSBC Finance Corporation

of the December 2009 Charge-off Policies Changes, credit loss reserves increased to $12.6 billion at December 31, 2009 from $12.0 billion at December 31, 2008 as the provision for credit losses during 2009 was $533 million in excess of net charge-offs. This increase in credit loss reserves in 2009 was driven by increased levels of troubled debt restructures and the higher reserve requirements associated with these receivables as well as higher dollars of delinquency driven by our Consumer Lending real estate secured receivables. These increases were partially offset by lower receivable levels for all products due to lower origination volumes, lower consumer spending levels, an improved outlook for future loss estimates on credit card receivables as the impact of higher unemployment rates was not as severe as previously anticipated as well as an improved outlook on current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as current trends in delinquencies and charge-offs in these vintages began to stabilize. The provision as a percent of average receivables was 10.28 percent in 2009 and 10.05 percent in 2008.

See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 9, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.

Other Revenues The following table summarizes other revenues:

Year Ended December 31,	2010	2009	2008

	(in millions)

Insurance revenue	$274	$334	$417
Investment income	99	109	124
Net other-than-temporary impairment losses	-	(25)	(54)
Derivative related income (expense)	(379)	300	(306)
Gain (loss) on debt designated at fair value and related derivatives	741	(2,125)	3,160
Fee income	188	650	1,687
Enhancement services revenue	404	484	700
Gain on bulk sale of receivables to HSBC affiliate	-	50	-
Gain on receivable sales to HSBC affiliates	540	469	260
Servicing and other fees from HSBC affiliates	666	748	545
Lower of cost or fair value adjustment on receivables held for sale	2	(374)	(514)
Other income (expense)	32	92	(68)

Total other revenues	$2,567	$712	$5,951

Insurance revenue decreased in 2010 and 2009 as a result of lower credit related premiums due largely to the decision in late February 2009 to discontinue all new customer account originations in our Consumer Lending business. As a result of this decision, we no longer issue credit insurance policies in this business segment. However, we continue to collect premiums on existing policies as well as issue specialty insurance products in Canada.

Investment income includes interest income on securities available-for-sale as well as realized gains and losses from the sale of securities. Investment income decreased in 2010 due to lower gains on sales of securities and lower yields on money market funds as well as lower average investment balances. In 2009, the decrease reflects the impact of lower yields and lower average investment balances, partially offset by higher gains on sales of securities.

Net other-than temporary impairment (“OTTI”) losses During 2010, OTTI on securities available-for-sale were less than $1 million. In 2009, OTTI reflects $20 million of OTTI recorded during the first quarter of 2009 on our portfolio of perpetual preferred securities which was subsequently sold during the second quarter of 2009. Additionally, during the fourth quarter of 2009, $16 million of gross other-than-temporary impairment (“OTTI”) losses on securities available-for-sale were recognized, of which $5 million was recorded as a component of other revenues in the consolidated income statement and $11 million was recognized in accumulated other comprehensive income (loss) (“AOCI”). For further information regarding

HSBC Finance Corporation

other-than-temporary impairment losses, see Note 6, “Securities,” in the accompanying consolidated financial statements.

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

Year Ended December 31,	2010	2009	2008

	(in millions)

Net realized gains (losses)	$(206)	$(290)	$(31)
Mark-to-market on derivatives which do not qualify as effective hedges	(188)	487	(305)
Ineffectiveness	15	103	30

Total	$(379)	$300	$(306)

Derivative related income decreased significantly during 2010. As previously discussed, the deterioration in marketplace and economic conditions has resulted in our Consumer Lending and Mortgage Services real estate secured receivables remaining on the balance sheet longer due to lower prepayment rates. At December 31, 2010, we had $11.3 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk by more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and no offsetting fair value adjustment is recorded. Of these non-qualifying hedges, $6.3 billion were longer-dated pay fixed/receive variable interest rate swaps, which represented an increase of $1.1 billion during 2010, and $5.0 billion were shorter-dated receive fixed/pay variable interest rate swaps. Market value movements for these non-qualifying hedges may be volatile during periods in which long term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets. Falling long-term interest rates during 2010 had a significant negative impact on the mark-to-market on this portfolio of swaps. Should interest rates continue to decline, we will incur additional losses, although losses could reverse if interest rates increase. Over time, we may elect to further reduce our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps Net realized losses were lower during 2010 as a result of lower losses on terminations of non-qualifying hedges due to changes in rates during 2010 as well as changes in the timing of the non-qualifying hedge terminations. During 2010, ineffectiveness was largely due to the impact of falling U.S. long term rates on our cross currency cash flow hedges, partially offset by falling long-term foreign interest rates, while during 2009, long term U.S. rates and long-term foreign interest rates increased.

The increase in derivative related income in 2009 primarily reflects the impact of rising long term U.S. interest rates on a larger portfolio of non-qualifying hedges during 2009 as discussed above. During 2009 an average of $5.6 billion of interest rate swaps were outstanding of which $5.1 billion relates to longer dated pay fixed/receive variable interest rate swaps and $407 million relates to shorter dated receive fixed, pay variable interest rate swaps. Net realized losses increased significantly in 2009 as a result of the termination of $2.6 billion in notional of non-qualifying hedges in a loss position and losses resulting from falling short-term interest rates. These terminated positions were replaced with longer duration pay fixed swaps to offset the risk created by the increase in duration realized in our real estate secured receivable portfolio. The favorable mark-to-market results reflected above are attributable to these positions in combination with a rise in intermediate and long term interest rates during the latter half of 2009. Ineffectiveness income was primarily driven by changes in the market value of our cross currency cash flow hedges due to the increase in long term U.S. and foreign interest rates throughout 2009.

HSBC Finance Corporation

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income for the year ended December 31, 2010 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related derivatives during 2010 primarily reflects a widening of our credit spreads and falling long-term interest rates during the year. In 2009, the loss on debt designated at fair value and related derivatives reflects rising long-term U.S. interest rates as well as a tightening of our credit spreads during 2009. See Note 16, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in 2010 as a result of lower late, overlimit and interchange fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from changes required by the Card Act. The Card Act has resulted in significant decreases in late fees due to limits on fees that can be assessed and overlimit fees as customers must now opt-in for such overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. The decrease in 2009 was primarily a result of the sale of the GM and UP Portfolios in January 2009 to HSBC Bank USA, higher fee charge-offs due to increased loan defaults and lower late, overlimit and interchange fees due to lower volumes and customer behavior changes.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, decreased in 2010 as a result of the impact of lower new origination volumes and lower receivable levels. The decrease in 2009 was driven by the sale of the GM and UP Portfolios as previously discussed as well as the impact of lower new origination volumes.

We are currently considering making changes to our pricing policies for the credit card products discussed above. In the event we make material changes to our pricing policies, enhancement services revenue in future periods may decrease significantly.

Gain on bulk sale of receivables to HSBC Bank USA during 2009 reflects gains on the January 2009 sales of the GM and UP Portfolios, with an outstanding receivable balance of $12.4 billion at the time of sale. These gains were partially offset by a loss recorded on the termination of cash flow swaps associated with $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. No similar transaction occurred during 2010.

Gains on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA. The increase in 2010 reflects higher overall premiums partially offset by lower overall origination volumes. The higher overall premium reflects the impact of contract renegotiation with certain merchants, repricing initiatives in certain portfolios as well as the impact of improving credit quality during 2010, partially offset by the impact of the Card Act. The increase in 2009 is primarily a result of higher sales volumes as a result of the sales of new receivable originations in the GM and UP Portfolios beginning in January 2009 and higher premiums on co-brand credit card accounts.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card and private label receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. The decrease in 2010 reflects lower levels of receivables being serviced for HSBC Bank USA as well as the transfer to HTSU of certain services we previously provided to other HSBC affiliates. The increases in 2009 primarily relate to higher levels of receivables being serviced on behalf of HSBC Bank USA as a result of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009 which we continue to service.

Lower of cost or fair value adjustment on receivables held for sale includes the non-credit portion of the lower of cost or fair value adjustment recorded on receivables at the date they are transferred to held for sale as well as the

HSBC Finance Corporation

credit and non-credit portion of all lower of cost or fair value adjustments recorded on receivables held for sale subsequent to the transfer. During 2009, we had higher levels of receivables held for sale and the lower of cost or fair value adjustments on receivables held for sale reflects the impact of the current market conditions on pricing at that time.

Other income decreased during 2010 but increased during 2009. The following table summarizes significant components of other income for the years presented:

Year Ended December 31,	2010	2009	2008

	(in millions)

Gains (loss) on real estate secured receivable sales	$-	$-	$(13)
Gains on miscellaneous asset sales, including real estate investments	22	38	65
Gain on sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	-	20	-
Gain on sale of Visa Class B shares	-	-	11
Other, net	10	34	(131)

	$32	$92	$(68)

The decrease in other income during 2010 reflects lower gains on miscellaneous asset sales. Additionally, other income in 2009 included a $20 million gain on the sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA with no similar transaction in 2010. The increase in other income during 2009 reflects the gain on sale of the Low Income Housing Tax Credit Investment Funds discussed above as well as a reduction in losses from low income housing tax credits as a result of this sale which is included as a component of other, net. This was partially offset by lower gains on miscellaneous asset sales during 2009. Other, net in 2008 includes a $82 million translation loss on affiliate preferred stock received in the sale of the U.K. credit card business which is denominated in pounds sterling.

Operating Expenses The following table summarizes operating expenses:

Year Ended December 31,	2010	2009	2008

	(in millions)

Salaries and employee benefits	$597	$1,119	$1,594
Occupancy and equipment expenses	92	182	238
Other marketing expenses	314	184	350
Real estate owned expenses	274	199	342
Other servicing and administrative expenses	814	947	1,020
Support services from HSBC affiliates	1,092	925	922
Amortization of intangibles	143	157	178
Policyholders’ benefits	152	197	199
Goodwill and other intangible asset impairment charges	-	2,308	329

Operating expenses	$3,478	$6,218	$5,172

Salaries and employee benefits were lower during 2010 and 2009 as a result of the reduced scope of our business operations, including the change in the number of employees from the strategic decisions implemented, the impact of entity-wide initiatives to reduce costs, and the centralization of additional shared services in North America, including, among other things, legal, compliance, tax and finance. The decrease in 2010 also reflects the impact of the transfer of certain employees to a subsidiary of HSBC Bank USA during the third quarter of 2010 although this decrease was offset by an increase in support services from HSBC affiliates. Salaries and employee benefits during 2009 included severance costs of $73 million, primarily related to our decision in February 2009 to discontinue new account originations for all products in our Consumer Lending business and close all branch offices. See Note 5,

HSBC Finance Corporation

“Strategic Initiatives,” in the accompanying consolidated financial statements for a complete description of the decisions made in each year.

Occupancy and equipment expenses in both 2010 and 2009 reflect the impact of strategic initiatives. During 2010, occupancy and equipment expenses were reduced by $14 million as a result of a reduction in the lease liability associated with an office of our Mortgage Services business which has now been fully subleased. During 2009, occupancy and equipment expenses included $53 million related to the decision to close the Consumer Lending branch offices. Excluding the impact of the items discussed above, occupancy and equipment expenses remained lower in 2010 and 2009 as a result of the reduction of the scope of our business operations since mid-2007.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. Other marketing expenses increased during 2010 as we have increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio based on recent performance trends in this portfolio as well as increased compliance mailings in the second quarter of 2010 of $35 million related to the implementation of the Card Act. Although marketing expenses have increased, overall marketing levels remain low as compared to historical levels. Current marketing levels should not be considered indicative of marketing expenses for any future periods. The decrease in 2009 reflects the decision to reduce credit card and personal non-credit card receivable marketing expenses in an effort to manage risk in these portfolios as well as the decision in late February 2009 to discontinue originations of personal non-credit card receivables.

Real estate owned expenses increased in 2010 as a result of higher average number of REO properties held during 2010, higher overall expenses on REO properties held and higher losses on REO properties as home prices began to decline during the second half of 2010. During periods in which home prices deteriorate, the reduction in value between the date we take title to the property and when the property is ultimately sold results in higher losses. REO expenses decreased in 2009 as a result of lower levels of real estate owned due to backlogs in foreclosures proceedings and actions taken by local governments and certain states that lengthen the foreclosure process. The decrease in 2009 also reflects lower losses on sales of REO properties during 2009 as home prices began to stabilize during the second half of 2009.

Other servicing and administrative expenses decreased during 2010 as a result of the reduction of the scope of our business operations since March 2009 as well as the impact of entity wide initiatives to reduce costs, partially offset by higher legal costs. The decrease in 2009 reflects the reduction of the scope of our business operations. These decreases were partially offset by lower origination cost deferrals due to lower origination volumes, fixed asset write-downs of $29 million during 2009 related to the decision to close the Consumer Lending branch offices and the write-off of miscellaneous assets related to the decision in late February 2009 to close substantially all of the Consumer Lending branch offices.

Support services from HSBC affiliates increased during 2010 as beginning in January 2010 additional shared services were charged to us by HTSU, including legal, compliance, tax and finance, which were previously recorded in salaries and employee benefits. Additionally, the increase in 2010 reflects the impact of the transfer of certain employees to a subsidiary of HSBC Bank USA in July 2010 as discussed above. Support services from HSBC affiliates also includes services charged to us by an HSBC affiliate located outside of the United States which provides operational support to our businesses, including among other areas, customer service, systems, collection and accounting functions. Support services from HSBC affiliates was essentially flat during 2009 as the reduction in the scope of our business operations discussed above was largely offset by human resources, corporate affairs and other shared services which began being provided by HTSU in January 2009.

Amortization of intangibles decreased in both 2010 and 2009 due to lower amortization for technology and customer lists due to the write off of a portion of these intangibles during the first quarter of 2009 as a result of the decision to discontinue all new account originations in our Consumer Lending business, with the remainder becoming fully amortized during the first quarter of 2010.

Policyholders’ benefits decreased during 2010 due to lower claims on credit insurance policies since we are no longer issuing these policies in relation to Consumer Lending loans and there are fewer such policies in place. Policyholders’ benefits were essentially flat in 2009 as declines in life and disability claims on credit insurance

HSBC Finance Corporation

policies as discussed above were largely offset by both higher unemployment claims due to rising unemployment rates and higher claims on a new term life product due to growth in this product offering since its introduction in 2007.

Goodwill and other intangible asset impairment charges The following table summarizes the impairment charges for our Mortgage Services, Consumer Lending, Card and Retail Services and Insurance businesses in 2009 and 2008:

		Intangible
	Goodwill	Assets	Total

	(in millions)

Year Ended December 31, 2009
Card and Retail Services	$2,034	$-	$2,034
Insurance Services	260	-	260
Consumer Lending	-	14	14

	$2,294	$14	$2,308

Year Ended December 31, 2008
Card and Retail Services	$329	$-	$329

All goodwill was written off during 2009. See “Critical Accounting Policies and Estimates” in this MD&A and Note 13, “Goodwill,” and Note 12, “Intangible Assets,” in the accompanying consolidated financial statement for additional information.

Efficiency Ratio Our efficiency ratio from continuing operations was 50.4 percent in 2010 compared to 108.0 percent in 2009 and 36.3 percent in 2008. Our efficiency ratio from continuing operations during all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Additionally, the efficiency ratio in 2009 and 2008 were also significantly impacted by goodwill and intangible asset impairment charges and in 2009, the Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly during 2010 reflecting significantly lower net interest income and other revenues driven by receivable portfolio liquidation, lower derivative-related income and lower fee income which outpaced the decrease in operating expenses. Excluding the items discussed above from the periods presented, in 2009 our efficiency ratio deteriorated 216 basis points as a result of lower net interest income and lower fee and enhancement services revenues as a result of the sale of the GM and UP Portfolios in January 2009, partially offset by increased revenues associated with the bulk gain and daily sales of receivables to HSBC Bank USA.

Income taxes Our effective tax rates for continuing operations were as follows:

Year Ended December 31,	Effective Tax Rate

2010	(34.7)%
2009	(26.1)
2008	(29.4)

The effective tax rate for continuing operations in 2010 was primarily impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates and amortization of purchase accounting adjustments on leveraged leases that matured in December 2010. The effective tax rate for continuing operations in 2009 was significantly impacted by the non-tax deductible impairment of goodwill, the relative level of pretax book loss, increase in the state and local income tax valuation allowance which is included in the state and local taxes, and a decrease in low income housing credits. See Note 18, “Income Taxes,” for a reconciliation of our effective tax rate.

HSBC Finance Corporation

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

Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans. Loans were offered with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans through correspondent channels and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The “All Other” caption includes our Insurance business. It also includes our Commercial business which is no longer considered core to our operations. Each of these businesses fall below the quantitative threshold tests under segment reporting rules for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. Goodwill which was established as a result of our acquisition by HSBC was not allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments, consistent with management’s view of our reportable segment results. During 2009, the remainder of this goodwill totaling $2.4 billion was impaired. Goodwill relating to acquisitions subsequent to our acquisition by HSBC were included in the reported respective segment results as those acquisitions specifically related to the business, consistent with management’s view of the segment results.

As discussed in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Auto Finance business, which was previously reported in our Consumer segment, and our Taxpayer Financial Services business which was previously included in the “All Other” caption, are now reported as discontinued operations and are no longer included in our segment presentation.

There have been no significant changes in our measurement of segment profit (loss) and no changes in the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, IFRSs. Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. Accordingly, our segment reporting is on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed by us. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis. A summary of the significant differences between U.S. GAAP and IFRSs as they

HSBC Finance Corporation

impact our results are summarized in Note 24, “Business Segments,” in the accompanying consolidated financial statements.

We are currently in the process of re-evaluating the financial information used to manage our business, including the scope and content of the financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

Card and Retail Services Segment The following table summarizes the IFRS Management Basis results for our Card and Retail Services segment for the years ended December 31, 2010, 2009 and 2008.

Year Ended December 31,	2010	2009	2008

	(dollars are in millions)

Net interest income	$4,739	$5,201	$5,083
Other operating income	1,392	2,367	3,185

Total operating income	6,131	7,568	8,268
Loan impairment charges	2,180	5,064	5,292

	3,951	2,504	2,976
Operating expenses, excluding goodwill impairment charges	1,912	1,863	2,139

Profit before tax and goodwill impairment charges	2,039	641	837
Goodwill impairment charges(1)	-	530	-

Profit before tax(1)	$2,039	$111	$837

Net interest margin	13.87%	12.49%	10.74%
Efficiency ratio	31.19	31.62	25.87
Return (after-tax) on average assets	4.05	(.37)	1.15
Balances at end of period:
Customer loans	$32,991	$38,873	$46,730
Assets	31,178	37,178	44,160

(1)	Goodwill impairment charges of $530 million recorded in 2009 were not deductible for tax purposes which resulted in a net loss of $148 million during 2009.

2010 profit before tax compared to 2009 Our Card and Retail Services segment reported a higher profit before tax during 2010 driven by lower loan impairment charges and lower goodwill impairment charges, partially offset by lower other operating income, lower net interest income and higher operating expenses, excluding goodwill impairment charges.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 was signed into law and we have implemented all of its applicable provisions. The Card Act has required us to make changes to our business practices, and will likely require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under continuing analysis to partially mitigate the impact of the new legislation and implementing regulations. Although implementation of the new rules has had a significant financial impact on us, the full impact of the Card Act remains uncertain at this time as it will ultimately depend upon successful implementation of our strategies, consumer behavior and the actions of our competitors. We estimate that the impact of the Card Act including the mitigating actions referred to above resulted in a reduction in revenue net of credit loss provision of approximately $200 million during 2010.

Loan impairment charges decreased during 2010 reflecting lower loan levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk, fewer active customer accounts and an increased focus and ability by consumers to reduce outstanding credit card debt. The decrease also reflects the impact of improvement in the

HSBC Finance Corporation

underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates have been strong throughout 2010 and higher recoveries on defaulted loans. The impact on credit card loan losses from the current economic environment, including high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior. During 2010, we decreased credit loss reserves to $2.2 billion as loan impairment charges were $1.8 billion lower than net charge-offs.

Net interest income decreased during 2010 due to lower overall loan levels as discussed above, partially offset by higher yields on our loan portfolio and lower interest expense due to lower average borrowings and lower average rates. Loan yields increased during 2010 as a result of lower levels of nonperforming receivables and higher yields on private label loans driven by the benefits from contract renegotiation with certain merchants which were partially offset by the implementation of certain provisions of the Card Act including restrictions impacting repricing of delinquent accounts and periodic re-evaluation of rate increases. We anticipate credit card loan yields in future periods may continue to be negatively impacted by various provisions of the Card Act which require certain rate increases to be periodically re-evaluated. Net interest margin increased in 2010 due to higher loan yields as discussed above and a lower cost of funds.

The decrease in other operating income was primarily due to lower late, overlimit and interchange fees due to lower volumes, lower delinquency levels, changes in customer behavior and impacts from changes required by Card Act. The Card Act has resulted in significant decreases in late fees due to limits on fees that can be assessed and overlimit fees as customers must now opt-in for such overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. Additionally, other operating income reflects lower enhancement services revenue due to lower new origination volumes and lower loan levels.

Excluding the goodwill impairment charges in the prior year period which is discussed more fully below, operating expenses increased during 2010 due to higher marketing expenses, higher third party collection costs and higher support services from affiliates, partially offset by lower salary expenses and lower pension expenses driven by a curtailment gain. While marketing expenses were higher as compared to the prior year, overall marketing levels continue to remain low as compared to historical levels.

The efficiency ratio for 2009 was significantly impacted by the goodwill impairment recorded in the prior year. Excluding the impact of the goodwill impairment in the prior year period, the efficiency ratio deteriorated 657 basis points during 2010 driven by the decrease in other operating income, primarily due to lower fee income as a result of the Card Act and lower delinquency levels, as well as the impact of lower net interest income and higher operating expenses as previously discussed.

ROA during 2009 was significantly impacted by the goodwill impairment recorded during the prior year. Excluding the impact of the goodwill impairment in the prior year period, ROA improved 309 basis points during 2010 primarily due to the impact of the higher profit before tax in 2010, driven by the lower loan impairment charges as well as the impact of lower average loan levels as discussed below.

2009 profit before tax compared to 2008 Our Card and Retail Services segment reported a lower profit before tax during 2009 due to lower other operating income and higher goodwill impairment charges, partially offset by lower loan impairment charges, lower operating expenses and higher net interest income.

Loan impairment charges decreased during 2009 due to lower loan levels and more stable credit conditions as well as an improved outlook on future loss estimates as the impact of higher unemployment rates on losses has not been as severe as previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. Lower loan levels reflect lower consumer spending and actions taken beginning in the fourth quarter of 2007 and continuing through 2009 to manage risk. These decreases in loan impairment charges were partially offset by portfolio seasoning, continued deterioration in the U.S. economy including higher unemployment rates, higher levels of personal bankruptcy filings and lower recovery rates on defaulted loans. In 2009, we decreased credit loss reserves to $4.0 billion as loan impairment charges were $361 million lower than net charge-offs.

HSBC Finance Corporation

Net interest income increased due to lower interest expense, partially offset by lower interest income. The lower interest income reflects the impact of lower overall loan levels, partially offset by higher loan yields. Loan yields during 2009 were positively impacted by repricing initiatives, interest rate floors and lower levels of promotional balances, partially offset by the impact of deterioration in credit quality. Net interest margin increased primarily due to a lower cost of funds, repricing initiatives, the impact of interest rate floors in portions of the loan portfolio which have now been removed and lower levels of promotional balances, partially offset by the impact of deterioration in credit quality. The decrease in other operating income was primarily due to lower cash advance, interchange fees, late and overlimit fees and enhancement services revenue due to lower volumes and changes in customer behavior. Operating expenses decreased due to lower marketing expenses in our effort to manage risk in our credit card loan portfolio as well as lower salary expenses. These decreases were partially offset by restructuring costs in 2009 and 2008 of $4 million and $15 million, respectively. Goodwill impairment charges in 2009 reflect the impairment of all remaining goodwill recorded at the segment level in the first half of the year as a result of continual deterioration of economic and credit conditions in the United States. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information on the restructuring activities in 2009 and 2008.

The efficiency ratio for 2009 was impacted by the goodwill impairment charges. Excluding the goodwill impairment charges, the efficiency ratio improved as the decrease in operating expenses and the higher net interest income more than offset the impact of lower other revenues.

The deterioration in the ROA ratio during 2009 was primarily a result of the goodwill impairment charge and lower total operating income, partially offset by the impact of lower loan impairment charges and lower average assets.

Customer loans Customer loans for our Card and Retail Services segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	$	%	$	%

	(dollars are in millions)

Credit card	$19,277	$(3,867)	(16.7)%	$(9,369)	(32.7)%
Private label	13,639	(1,986)	(12.7)	(4,302)	(24.0)
Other	75	(29)	(27.9)	(68)	(47.6)

Total loans	$32,991	$(5,882)	(15.1)%	$(13,739)	(29.4)%

Customer loans decreased 15 percent to $33.0 billion at December 31, 2010 as compared to $38.9 billion at December 31, 2009 reflecting fewer active customer accounts, primarily in our prime credit card and private label loan portfolios and the impact of actions previously taken to manage risk. The decrease also reflects an increased focus and ability by consumers to reduce outstanding credit card debt. In 2008, we identified certain segments of our credit card portfolio which have been the most impacted by the housing and economic conditions and we stopped all new account originations in those market segments. In the second half of 2009, we began increasing direct marketing mailings and new customer account originations for portions of our non-prime credit card portfolio which will likely result in lower run-off of credit card loans during 2011. However, we expect a certain level of attrition will continue as credit card loans at December 31, 2010 include $4.3 billion associated with certain segments of our portfolio for which we no longer originate new accounts and private label loans include $911 million associated with merchants for which we no longer finance new purchases.

Customer loans decreased to $38.9 billion at December 31, 2009 compared to $46.7 billion at December 31, 2008 reflecting the aforementioned actions taken beginning in the fourth quarter of 2007 to manage risk. Lower private label loan levels also reflect the termination of certain unprofitable retail partners.

See “Receivables Review” in this MD&A for additional discussion of the decreases in our receivable portfolios.

Performance trends The following is additional key performance data related to our Card and Retail Services portfolios. The information is based on IFRS Management Basis results.

HSBC Finance Corporation

Our Cards and Retail Services portfolios consist of three key segments. The non-prime portfolios are primarily originated through direct mail channels (the “Non-prime Portfolio”). The prime portfolio consists primarily of General Motors, Union Privilege and Retail Services loans (the “Prime Portfolio”). These loans are primarily considered prime at origination, however the credit profile of some customers will subsequently change due to changes in customer circumstances. The other portfolio is comprised of several run-off portfolios and loans originated under alternative marketing programs such as third party turndown programs (the “Other Portfolio”). The Other Portfolio includes certain adjustments not allocated to either the Non-prime or Prime Portfolios. The Other Portfolio contains both prime and non-prime loans.

The following table includes key financial metrics for our Card and Retail Services business:

						Change between
						Dec. 31, 2010
	Quarter Ended					and
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Dec. 31, 2009

	(dollars are in millions)

Loans:
Non-prime	$8,070	$8,056	$8,235	$8,632	$9,462	(14.7)%
Prime	22,850	22,079	22,831	24,068	26,806	(14.8)
Other	2,071	2,089	2,171	2,287	2,605	(20.5)

Total	$32,991	$32,224	$33,237	$34,987	$38,873	(15.1)%

Net Interest Margin:
Non-prime	20.74%	20.81%	20.03%	21.04%	20.18%	2.8%
Prime	10.91	10.84	10.49	10.84	9.67	12.8
Other	18.53	20.04	24.44	20.15	17.68	4.8

Total	13.85%	13.93%	13.77%	13.97%	12.85%	7.8%

Delinquency Dollars:
Non-prime	$493	$539	$603	$787	$975	(49.4)%
Prime	730	819	921	1,027	1,222	(40.3)
Other	122	138	152	195	241	(49.4)

Total	$1,345	$1,496	$1,676	$2,009	$2,438	(44.8)%

As previously discussed, customer loans have decreased by 15 percent as compared to December 31, 2009. During the fourth quarter of 2010, however, the Prime Portfolio increased reflecting seasonal trends as a result of higher spending levels.

Net interest margin for both the Non-prime and Prime Portfolios continues to remain strong as compared to the prior year as a result of the impact of lower levels of nonperforming loans, partially offset by the implementation of certain provisions of the Card Act. While the increase in net interest margin for both portfolios has been impacted by the implementation of certain provisions of the Card Act, including restrictions on the repricing of delinquent accounts and periodic re-evaluation of rate increases, the impact of these restrictions has been more pronounced in the Non-prime Portfolio as a greater proportion of account holders in this portfolio have benefited from these restrictions.

While we have seen improvements in credit performance across the Cards and Retail Services segment during 2010, the Non-prime Portfolio credit performance has shown improvements to a greater degree relative to our Prime Portfolio for the last couple of years. Dollars of delinquency and net charge-off dollars in the Non-prime Portfolio have improved at a faster rate than in our Prime Portfolio as non-prime customers typically have lower home ownership and smaller credit lines which have lower minimum payment requirements.

HSBC Finance Corporation

The trends discussed above are at a point in time. Given the volatile economic conditions, there can be no certainty such trends will continue in the future.

Consumer Segment The following table summarizes the IFRS Management Basis results for our Consumer segment for the years ended December 31, 2010, 2009 and 2008.

Year Ended December 31,	2010	2009	2008

	(dollars are in millions)

Net interest income	$2,338	$2,594	$4,585
Other operating income	(39)	64	(99)

Total operating income	2,299	2,658	4,486
Loan impairment charges	5,714	8,002	9,212

	(3,415)	(5,344)	(4,726)
Operating expenses	883	1,280	1,563

Loss before tax	$(4,298)	$(6,624)	$(6,289)

Net interest margin	3.61%	3.15%	4.73%
Efficiency ratio	38.41	48.16	34.84
Return (after-tax) on average assets	(4.29)	(5.41)	(4.84)
Balances at end of period:
Customer loans	$58,179	$71,971	$89,475
Assets	58,990	73,042	83,044

2010 loss before tax compared to 2009 Our Consumer segment reported a lower loss before tax during 2010 due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income and lower other operating income.

Loan impairment charges decreased significantly during 2010 as discussed below.

•	Loan impairment charges for the real estate secured loan portfolios in our Consumer Lending and Mortgage Services business decreased during 2010. The decrease reflects lower loan levels as the portfolios continue to liquidate, lower delinquency levels, improved loss severities and improvements in economic conditions since 2009. The decrease also reflects lower loss estimates on TDR Loans, partially offset by the impact of continued high unemployment levels, lower loan prepayments, higher loss estimates on recently modified loans and for real estate secured loans in our Consumer Lending business, portfolio seasoning. Improvements in loss severities reflect an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 remained relatively flat to 2009 levels.

•	Loan impairment charges for our personal non-credit card loan portfolio reflects lower loan levels, lower delinquency levels and improvements in economic conditions since 2009, partially offset by higher reserve requirements on TDR Loans.

During 2010, credit loss reserves decreased to $5.6 billion as loan impairment charges were $1.6 billion lower than net charge-offs reflecting lower loan levels and lower delinquency levels as discussed above as well as lower reserve requirements on real estate secured TDR Loans, partially offset by higher reserve requirements on personal non-credit card TDR Loans.

Net interest income decreased in 2010 due to lower average loans as a result of liquidation, risk mitigation efforts, partially offset by lower interest expense and higher overall loan yields. During 2010, we experienced higher overall yields for all products as a result of lower levels of nonperforming receivables and reduced levels of nonperforming modified loans due to charge-off and declines in new modification volumes. Higher yields in our real estate secured loan portfolio were partially offset by a shift in loan mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a

HSBC Finance Corporation

faster pace than first lien real estate secured loans. Net interest margin increased in 2010 as compared to 2009 reflecting the higher loan yields as discussed above.

Other operating income decreased during 2010 due to lower credit insurance commissions and higher losses on REO properties reflecting an increase in the number of REO properties sold and declines in home prices during the second half of 2010.

Operating expenses decreased during 2010 due to the reductions in the scope of our business operations as well as other cost containment measures and lower pension expense driven by a curtailment gain, partially offset by higher collection costs and higher REO expense as a result of a higher average number of REO properties held during the year and higher overall expenses on the REO properties held. Operating expenses during 2009 included $133 million of costs related to the decision to discontinue new originations for all products in our Consumer Lending business and closure of the Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during 2009. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information regarding this decision.

The efficiency ratio during 2009 was impacted by the $133 million in restructuring and impairment charges discussed above. Excluding the impact of the restructuring charges from the prior year, the efficiency ratio improved 474 basis points during 2010 as the decrease in operating expenses outpaced the decrease in net interest income due to lower loan levels and lower yields.

ROA improved during 2010 primarily due to a lower net loss as discussed above and the impact of lower average assets.

2009 loss before tax compared to 2008 Our Consumer segment reported a higher loss before tax during 2009 due to lower net interest income, partially offset by lower loan impairment charges, lower operating expenses and higher other operating income. As previously discussed, in December 2009 we changed our charge-off policies for our real estate secured and personal non-credit card loans. On an IFRSs Management Basis the impact of these policy changes was not material to net interest income, loan impairment charges or loss before tax.

Loan impairment charges decreased significantly in 2009 as discussed below:

•	Loan impairment charges for real estate secured loans decreased in 2009 reflecting a lower provision for real estate secured loans in our Mortgage Services business and for second lien real estate secured loans in our Consumer Lending business, partially offset by higher provisions for first lien real estate secured receivables in our Consumer Lending business. The overall decrease in loan impairment charges for real estate secured loans reflects the continued liquidation in these portfolios which has resulted in lower charge-off levels. Additionally, for real estate secured receivables in our Consumer Lending business, the lower overall provisions for real estate secured receivables reflect a reduction in portfolio risk factors, principally an improved outlook on current inherent losses.

•	Loan impairment charges for personal non-credit card loans increased during 2009 due to higher levels of charge-off resulting from deterioration in the 2006 and 2007 vintages which was more pronounced in certain geographic regions, partially offset by lower receivable levels.

Loan impairment charges for all products in 2009 were negatively impacted by rising unemployment rates in an increasing number of markets, continued deterioration in the U.S. economy and housing markets, higher levels of personal bankruptcy filings and portfolio seasoning. On an IFRS Management Basis, the impact of the December 2009 Charge-off Policy Changes was not material.

Excluding the impact of the December 2009 Charge-off Policy Changes, credit loss reserves increased during 2009 as loan impairment charges were $798 million greater than net charge-offs reflecting higher reserve requirements in our Consumer Lending real estate secured loan portfolio including higher levels of troubled debt restructurings in both Consumer Lending and Mortgage Services, partially offset by lower loan levels as discussed below.

HSBC Finance Corporation

Net interest income decreased due to lower average customer loans, lower origination volumes, lower levels of performing receivables, the impact of changes in the income recognition policy related to unrecorded interest on re-aged real estate secured and personal non-credit card receivables as discussed previously and lower overall yields partially offset by lower interest expense. Overall yields decreased due to increased levels of loan modifications, the impact of deterioration in credit quality and lower amortization of net deferred fee income due to lower loan prepayments and lower loan origination volumes. The decrease in net interest margin was primarily a result of lower overall yields as discussed above.

Other operating income increased primarily due to lower losses on sales of REO properties, partially offset by lower credit insurance commissions. Lower losses on sales during 2009 reflect a stabilization of home prices during the second half of 2009 which resulted in less deterioration in value between the date we take title to the property and when the property is ultimately sold.

Operating expenses in 2009 included $133 million of costs, net of a curtailment gain of $34 million related to other post-retirement benefits, related to the decision to discontinue new originations for all products in our Consumer Lending business and close the Consumer Lending branch offices. See Note 5, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during 2009. Excluding these items, operating expenses decreased by 27 percent due to the reductions in the scope of our business operations as well as other cost containment measures, and lower REO expenses.

The efficiency ratio in 2009 was impacted by $133 million in restructuring charges related to the decision to cease new account originations and close the Consumer Lending branch network. Excluding the impact of the restructuring charges, the efficiency ratio deteriorated 831 basis points due to the decrease in total operating income during the year as discussed above.

ROA deteriorated during 2009 primarily due to lower net interest income, partially offset by lower loan impairment charges and lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$50,838	$(10,423)	(17.0)%	$(22,981)	(31.1)%
Private label	-	-	-	(51)	(100.0)
Personal non-credit card	7,341	(3,369)	(31.5)	(8,264)	(53.0)

Total customer loans	$58,179	$(13,792)	(19.2)%	$(31,296)	(35.0)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31,		December 31,
	December 31,	2009		2008
	2010	$	%	$	%

	(dollars are in millions)

Mortgage Services	$17,569	$(4,195)	(19.3)%	$(10,058)	(36.4)%
Consumer Lending	33,269	(6,228)	(15.8)	(12,923)	(28.0)

Total real estate secured	$50,838	$(10,423)	(17.0)%	$(22,981)	(31.1)%

HSBC Finance Corporation

Customer loans decreased 19 percent to $58.2 billion at December 31, 2010 reflecting the continued liquidation of these portfolios which will continue to decline going forward. The liquidation rates in our real estate secured loan portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

Customer loans decreased to $72.0 billion at December 31, 2009 as compared to $89.5 billion at December 31, 2008. Real estate secured and personal non-credit card receivables decreased for the reasons discussed above as well as the impact of the December 2009 Charge-off Policy Changes previously discussed which resulted in an incremental $2.4 billion and $914 million of delinquent real estate secured and personal non-credit card loans, respectively, being charged-off.

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

Credit Quality

Credit Loss Reserves We maintain credit loss reserves to cover probable incurred losses of principal, accrued interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios in developing our overall loss reserve estimate, including reserves to nonperforming loans, reserves as a percentage of net charge-offs, reserves as a percentage of two-months-and-

HSBC Finance Corporation

over contractual delinquency and months coverage ratios. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

In establishing reserve levels, given the general decline in home prices that have occurred over the past three years in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. While we have noted signs of improvement or stability in some of these trends during 2010 as previously discussed, it is impossible to predict whether such will continue in future periods. It is generally believed that a sustained recovery of the housing market, as well as unemployment conditions, is not expected to begin to occur at the earliest until late 2011. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

The following table sets forth credit loss reserves for our continuing operations for the periods indicated:

At December 31,	2010	2009(3)	2008	2007	2006

	(dollars are in millions)

Credit loss reserves	$6,491	$9,091	$12,030	$10,127	$5,980
Reserves as a percentage of:
Receivables(2)	9.78%	11.13%	11.96%	7.63%	4.31%
Net charge-offs(1)	73.9	72.2	136.4	175.8	168.0
Nonperforming receivables(1)(2)	88.5	102.4	110.0	125.3	121.6
Two-months-and-over contractual delinquency(2)	67.9	75.5	79.7	94.5	91.2

(1)	Ratio excludes nonperforming receivables and charge-offs associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves. Reserves as a percentage of net charge-off includes any charge-off recorded on receivables prior to the transfer to receivables held for sale.

(2)	The ratios for 2010 and 2009 have been significantly impacted by the increase in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value less cost to sell as a result of our adoption of new charge-off policies in December 2009 as discussed more fully below. Real estate secured receivables which have been written down to net realizable value less cost to sell typically do not require credit loss reserves. The following table shows these ratios excluding the receivables written down to net realizable value less cost to sell:

At December 31,	2010	2009

Reserves as a percentage of:
Receivables	10.60%	11.62%
Nonperforming loans	198.6	161.6
Two-months-and-over contractual delinquency	121.0	103.8

HSBC Finance Corporation

(3)	The December 2009 Charge-off Policy Changes as discussed above, have resulted in an acceleration of charge-off for certain real estate secured and personal non-credit card receivables. Had these charge-offs not been accelerated, credit loss reserves and the related ratios would have been as follows:

	As	Excluding
December 31, 2009	Reported	Policy Change

Credit loss reserves	$9,091	$12,563
Reserves as a percentage of:
Receivables	11.13%	14.75%
Net charge-offs	72.2	137.8
Nonperforming loans	102.4	101.7
Two-months-and-over contractual delinquency	75.5	81.0

Credit loss reserves at December 31, 2010 decreased as we recorded provision for credit losses less than net charge-offs of $2.6 billion during 2010. Credit loss reserves were lower for all products as discussed below.

•	The decrease in credit loss reserves in our core credit card receivable portfolio reflects lower loss estimates due to lower receivable levels as a result of the actions previously taken to reduce risk which has led to improved credit quality including lower delinquency levels. In addition, there has been an increased focus and ability by consumers to reduce outstanding credit card debt. The decrease in credit loss reserves also reflects continuing improvements in early stage delinquency roll rates.

•	The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower receivable levels as the portfolio continues to liquidate and as compared to December 31, 2009, improvements in total loss severities largely as a result of an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels. The decrease also reflects the impact of an increase of $1.7 billion during 2010 of real estate secured receivables which have been written down to net realizable value less cost to sell and, therefore, generally do not have credit loss reserves associated with them. Real estate secured receivables which have been written down to net realizable value less cost to sell are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. Credit loss reserves also reflect lower delinquency levels as the delinquent balances migrate to charge-off and are replaced by lower levels of newly delinquent loans as the portfolio seasons, partially offset by higher loss estimates on recently modified loans. Additionally, reserve requirements for real estate secured TDR Loans decreased as compared to December 31, 2009 due to lower new TDR Loan volumes and lower expected loss rates as a larger percentage of our real estate TDR Loans are performing due to an increase in charge-off of non-performing real estate secured TDR Loans.

•	Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency levels, partially offset by slightly higher reserve requirements on personal non-credit card TDR Loans due to increases in expected loss rates, partially offset by lower new TDR Loan volumes.

At December 31, 2010, approximately $5.1 billion, or 10 percent of our real estate secured receivable portfolio has been written down to net realizable value less cost to sell and, therefore, typically do not have credit loss reserves associated with them. In addition, approximately $7.9 billion of real estate secured receivables which have not been written down to net realizable value less cost to sell are considered TDR Loans and $1.1 billion of credit card and personal non-credit card receivables are considered TDR Loans, which are reserved using a discounted cash flow analysis which generally results in a higher reserve requirement. As a result, 26 percent of our real estate secured receivable portfolio and 21 percent of our total receivable portfolio have either been written down to net realizable value less cost to sell or are reserved for using the TDR Loan discounted cash flow analysis.

Credit loss estimates for our core credit card receivable portfolio relate primarily to our non-prime credit card receivable portfolio. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The deterioration of the housing markets

HSBC Finance Corporation

in the U.S. over the past few years has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who have, on the whole, demonstrated a better payment history on their loans during the recent economic downturn than homeowners in the portfolio as a whole. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle. Through December 31, 2010, our non-prime credit card portfolios have shown less credit deterioration as a result of the continuing high unemployment levels than in our prime credit card portfolios. Should these trends continue, credit loss reserves for our credit card receivables will continue to decrease. However, there can be no certainty that these trends will continue.

Credit loss reserves decreased significantly in 2009, largely as a result of the December 2009 Charge-off Policy Changes which reduced loss reserve levels by $3.5 billion. Excluding the impact of this policy change, reserve levels would have increased modestly to $12.6 billion in 2009, driven by higher loss estimates for Consumer Lending real estate secured receivables driven by higher delinquency levels and the impact of higher real estate secured troubled debt restructurings and higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Excluding the impact of the December 2009 Charge-off Policy Changes, we recorded provision in excess of charge-off of $533 million in 2009. Excluding the impact of the December 2009 Charge-off Policy Changes, with the exception of our Consumer Lending real estate secured receivable portfolio, credit loss reserves were lower for all products as compared to December 31, 2008 reflecting lower dollars of delinquency and lower receivable levels in our Mortgage Services real estate secured, credit card and personal non-credit card receivable portfolios as discussed more fully below. The decrease in credit loss reserves also reflects lower loss estimates in our credit card receivable portfolio due to more stable credit conditions and an improved outlook for future losses as the impact of higher unemployment levels on losses has not been as severe as previously anticipated due in part to lower gas prices and improved cash flow from government stimulus activities that meaningfully benefit our non-prime customers. The decrease also reflects lower loss estimates in our Mortgage Services portfolio as this portfolio, which ceased all receivable originations in 2007, continues to liquidate and contains a higher percentage of first lien receivables. These decreases were partially offset by higher credit loss reserves in our Consumer Lending real estate secured receivable portfolio during 2009 due to the continued deterioration in the U.S. economy and housing markets, significantly higher unemployment rates, portfolio seasoning, higher loss severities and delays in processing foreclosures for real estate secured receivables as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. Prior to the acceleration of charge-offs in December 2009, delays in processing foreclosures for real estate secured receivables resulted in significantly higher late stage delinquency than at December 31, 2008. This was partially offset by an improved outlook for current inherent losses for first lien real estate secured receivables originated in 2005 and earlier as the current trends for deterioration in delinquencies and charge-offs in these vintages began to stabilize.

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

Credit loss reserves at December 31, 2008 increased significantly as compared to December 31, 2007 as we recorded loss provision in excess of net charge-offs of $2.9 billion (excluding additional provision recorded as part of the lower of cost or fair value adjustment recorded on receivables transferred to held for sale). The increase was primarily as a result of higher delinquency and credit loss estimates in all of our receivable portfolios, the continued deterioration of the U.S. economy and housing markets during 2008, significantly higher unemployment rates,

HSBC Finance Corporation

portfolio seasoning, higher personal bankruptcy filings; and delays in foreclosure activity as discussed above. Increases in credit loss reserves levels at December 31, 2008 were partially offset by the reclassification of $1.4 billion in credit loss reserves associated with the transfer of receivables to held for sale as well as the impact of lower overall receivables.

Credit loss reserves at December 31, 2007 increased as compared to December 31, 2006 as we recorded loss provision in excess of net charge-offs of $4.2 billion. The increase was primarily a result of the higher delinquency and loss estimates in all of our receivable portfolios. In addition, the higher credit loss reserve levels reflected higher dollars of delinquency driven by portfolio seasoning and increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States in October 2005, partially offset by lower overall receivables. Higher credit loss reserves at December 31, 2007 also reflected a higher mix of non-prime credit card receivables.

Credit loss reserve levels at December 31, 2006 reflect higher delinquency and loss estimates at our Mortgage Services business as previously discussed where we recorded provision in excess of net charge-offs of $1.7 billion. In addition, credit loss reserve levels also reflect higher levels of receivables due in part to lower securitization levels and higher dollars of delinquency in our other businesses driven by growth and portfolio seasoning including the Metris credit card receivable portfolio acquired in December 2005. Reserve levels also increased due to weakening early stage performance in certain Consumer Lending real estate secured loans originated since late 2005. These increases were partially offset by significantly lower personal bankruptcy levels in the United States, a reduction in the estimated loss exposure relating to Hurricane Katrina and the benefit of stable unemployment in the United States.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. The reserve ratios for the year ended December 31, 2009 were significantly impacted by the December 2009 Charge-off Policy changes described above. When noted, the discussion of the change between years excludes the impact of the adoption of these new charge-off policies on the ratios at December 31, 2009.

Reserves as a percentage of receivables were lower at December 31, 2010 as compared to December 31, 2009 driven by significantly lower dollars of delinquency for all products as discussed more fully below which resulted in decreases in our credit loss reserves outpacing the decreases in receivable levels. This ratio was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell and typically do not require corresponding credit loss reserves. These written down receivables increased by $1.7 billion as compared to December 31, 2009. Additionally, the decrease also reflects a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements as second lien real estate secured and personal non-credit card receivables have run-off or charged-off at a faster pace. Reserves as a percentage of receivables at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) increased as compared to December 31, 2008 due to the lower receivable levels in 2009 as well as the impact of additional reserve requirements in our Consumer Lending business due to higher delinquency levels in our real estate secured receivable portfolios resulting from the economic conditions in 2009 and backlogs in foreclosure proceedings and actions by local governments and certain states which resulted in delays in processing foreclosures. Also contributing to the increase was the impact of higher real estate secured TDR Loans including higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Additionally, for 2009 as compared to 2008, reserves as a percentage of receivables were higher as a result of a shift in mix to higher levels of non-prime credit card receivables which carry a higher reserve requirement than prime credit card receivables. Reserves as a percentage of receivables at December 31, 2008 were higher than at December 31, 2007 due to the impact of additional reserve requirements as discussed above. Additionally, reserves as a percentage of receivables for 2008 was impacted by the transfer of receivables, with an outstanding principal balance of $16.6 billion at the time of transfer, to receivables held for sale as these were primarily current receivables with lower associated reserves at the time of transfer. Reserves as a percentage of receivables at December 31, 2007 were higher than at December 31, 2006 due to the impact of additional reserve requirements for all our receivable products as a result of the deterioration of the marketplace conditions in 2007.

HSBC Finance Corporation

Reserves as a percentage of net charge-offs at December 31, 2010 increased slightly as compared to December 31, 2009 as dollars of net charge-offs decreased at a faster pace than reserves largely due to higher reserve requirements on modified loans. Reserves as a percentage of net charge-offs for December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) increased as compared to December 31, 2008 as the increase in reserve requirements in our Consumer Lending business outpaced the increase in charge-offs in our Consumer Lending real estate secured receivable portfolio largely due to the delays and backlogs in foreclosure proceedings discussed above. Reserves as a percentage of net charge-offs were lower in 2008 than 2007 as the increase in charge-offs outpaced the increase in reserve levels. This is primarily due to a significant increase in reserves during 2007 due to growing delinquency in our Consumer Lending and Mortgage Services real estate secured portfolios which migrated to charge-off in 2008. This decrease in 2008 was further impacted by the transfer of $1.2 billion of credit loss reserves to receivables held for sale as previously discussed. Reserves as a percentage of net charge-offs were higher in 2007 as the increase in reserve levels outpaced the increase in net charge-off during the year primarily due to the significant increases in reserve levels in 2007 as discussed above.

Reserves as a percentage of nonperforming loans (excluding nonperforming loans held for sale) decreased as compared to December 31, 2009 reflecting higher levels of nonperforming real estate secured receivables carried at net realizable value less cost to sell which typically do not require corresponding credit loss reserves. Excluding receivables carried at net realizable value less cost to sell from this ratio for both periods, reserves as a percentage of nonperforming loans increased during 2010 due to nonperforming personal non-credit card receivables decreasing at a faster pace than reserve levels due to higher loss estimates on bankrupt and TDR Loans as well as higher loss estimates for all products on recently modified loans. Reserves as a percentage of nonperforming loans at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) were lower as compared to December 31, 2008 as the majority of the increase in non-performing loans was in the first lien portion of Consumer Lending’s real estate secured receivable portfolio. First lien real estate secured receivables typically carry lower reserve requirements than second lien real estate secured and unsecured receivables. The decrease also reflects the impact of lower levels of nonperforming credit card receivables as a result of the sale of the GM and UP Portfolios to HSBC Bank USA in January 2009. Reserves as a percentage of nonperforming loans decreased in 2008 as compared to 2007 as the majority of the increase in nonperforming loans was from the first lien real estate secured receivable portfolios in our Consumer Lending and Mortgage Services businesses which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables. Reserves as a percentage of nonperforming loans increased in 2007 as reserve levels increased at a higher rate than the increase in nonperforming loans driven by higher loss estimates in our Consumer Lending and Mortgage Services business and in our credit card receivable portfolios due to the marketplace and broader economic conditions.

Reserves as a percentage of two-months-and-over contractual delinquency (excluding delinquency on receivables held for sale which do not have any associated reserves) decreased as compared to December 31, 2009. This ratio has been significantly impacted by the increase in the level of real estate secured receivables which are carried at net realizable value less cost to sell and typically do not require corresponding credit loss reserves. Excluding receivables carried at net realizable value less cost to sell from this ratio for both periods, reserves as a percentage of two-months-and-over contractual delinquency totaled 121.0 percent at December 31, 2010 as compared to 103.8 percent at December 2009 as dollars of delinquency decreased at a faster pace than reserve levels. This increase was largely driven by dollars of delinquency for personal non-credit card receivables decreasing at a faster pace than reserve levels due to higher loss estimates on bankrupt and TDR Loans as well as higher loss estimates for all products on recently modified loans. Reserves as a percentage of two-months-and-over contractual delinquency at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) as compared to December 31, 2008 increased 130 basis points due the increase in reserve requirements in our Consumer Lending business discussed above, partially offset by the lower dollars of delinquency for Mortgage Services real estate secured, credit card, and personal non-credit card receivables. Reserves as a percentage of two-months-and-over contractual delinquency were 79.7 percent and 94.5 percent at December 31, 2008 and 2007, respectively. The decrease in 2008 reflects the shift to significantly higher levels of contractually delinquent first lien real estate secured receivables which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves for continuing operations by product during the years ended December 31, 2010, 2009 and 2008:

	Real Estate Secured				Personal
	First	Second	Credit	Private	Non-Credit	Comm’l
	Lien	Lien	Card	Label	Card	and Other	Total

	(in millions)

Year ended December 31, 2010:
Balances at beginning of period	$3,997	$1,430	$1,816	$-	$1,848	$-	$9,091
Provision for credit losses	3,126	789	834	-	1,431	-	6,180
Charge-offs	(3,811)	(1,456)	(1,905)	-	(2,328)	-	(9,500)
Recoveries	43	69	233	-	375	-	720

Net charge-offs	(3,768)	(1,387)	(1,672)	-	(1,953)	-	(8,780)

Balance at end of period	$3,355	$832	$978	$-	$1,326	$-	$6,491

Year ended December 31, 2009:
Balances at beginning of period	$4,998	$2,115	$2,249	$-	$2,668	$-	$12,030
Provision for credit losses	3,354	1,558	1,746	-	2,992	-	9,650
Charge-offs(1)	(4,381)	(2,282)	(2,385)	-	(4,039)	-	(13,087)
Recoveries	26	39	206	-	227	-	498

Net charge-offs	(4,355)	(2,243)	(2,179)	-	(3,812)	-	(12,589)

Receivables transferred to held for sale	-	-	-	-	-	-	-

Balance at end of period	$3,997	$1,430	$1,816	$-	$1,848	$-	$9,091

Year ended December 31, 2008:
Balance at beginning of period	$2,350	$2,604	$2,635	$26	$2,511	$1	$10,127
Provision for credit losses	4,684	1,978	3,333	19	2,396	-	12,410
Charge-offs	(1,956)	(2,362)	(3,147)	(35)	(2,474)	(1)	(9,975)
Recoveries	10	39	369	6	222	-	646

Net charge-offs	(1,946)	(2,323)	(2,778)	(29)	(2,252)	(1)	(9,329)
Receivables transferred to held for sale	(80)	(144)	(944)	-	-	-	(1,168)
Release of credit loss reserves related to loan sales	(10)	-	-	-	-	-	(10)

Balance at end of period	$4,998	$2,115	$2,246	$16 (2)	$2,655	$-	$12,030

(1)	Includes $2.0 billion for first lien real estate secured receivables, $434 million for second lien real estate secured receivables and $1.1 billion for personal non-credit card receivables related to the December 2009 Charge-off Policy Changes.
(2)	As discussed above, in the first quarter of 2009, we began reporting our liquidating private label receivable portfolio, which consists primarily of the liquidating retail sales contracts in our Consumer Lending business, prospectively within our personal non-credit card portfolio. Accordingly, beginning in the first quarter of 2009, we have also begun reporting the associated credit loss reserves for these receivables with the appropriate receivable product, primarily personal non-credit card receivables. As a result, we increased credit loss reserves for personal non-credit card receivables by $13 million and increased credit loss reserves for credit card receivables by $3 million effective January 1, 2009.

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

Our credit and portfolio management procedures focus on risk-based pricing and ethical and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous

HSBC Finance Corporation

marketing, credit and risk management tests. However, beginning in 2007 and continuing through 2010 we found consumer behavior has deviated from historical patterns due to the housing market deterioration, high unemployment levels and pressures from the economic conditions, creating increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers, as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.

Changes to Real Estate Secured and Personal Non-credit Card Receivable Charge-off Policies In December 2009 as a result of changes in customer behavior and resultant payment patterns, we elected to adopt more bank-like charge-off policies for our real estate secured and personal non-credit card receivables. As a result, real estate secured receivables are written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent.

The impact of the December 2009 Charge-off Policy Changes resulted in an increase to our net loss in 2009 of $227 million as summarized below:

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

Delinquency Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to modify the terms of loans, either temporarily or permanently (a “modification”), and/or to reset the contractual delinquency status of an account that is contractually delinquent to current (a “re-age”), based on indicia or criteria which, in our judgment, evidence continued payment probability. Such policies and practices vary by product and are designed to manage customer relationships, improve collection opportunities and avoid foreclosure or repossession as determined to be appropriate. If a re-aged account subsequently experiences payment defaults, it will again become contractually delinquent and be included in our delinquency ratios.

HSBC Finance Corporation

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	2010				2009
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

	(dollars are in millions)

Dollars of contractual delinquency:
Continuing operations:
Core receivables:
Credit card	$612	$673	$752	$979	$1,211	$1,242	$1,280	$1,503
Non-core receivables:
Real estate secured(1)(2)(3)(4)	8,171	8,494	8,237	8,622	9,395	11,290	10,694	10,658
Personal non-credit card(3)	779	921	954	1,159	1,432	2,641	2,675	2,816

Total non-core receivables	8,950	9,415	9,191	9,781	10,827	13,931	13,369	13,474

Total consumer – continuing operations(3)	9,562	10,088	9,943	10,760	12,038	15,173	14,649	14,977
Discontinued operations	-	-	125	161	252	281	298	245

Total consumer	$9,562	$10,088	$10,068	$10,921	$12,290	$15,454	$14,947	$15,222

Delinquency ratio:
Continuing operations:
Core receivables:
Credit card	6.18%	6.81%	7.44%	9.24%	10.41%	10.33%	10.20%	11.22%
Non-core receivables:
Real estate secured(1)(2)(3)	16.56	16.45	15.23	15.15	15.78	17.50	15.94	15.31
Personal non-credit card(3)	10.94	11.78	11.19	12.29	13.65	21.04	19.61	19.07

Total non-core receivables	15.85	15.84	14.68	14.75	15.46	18.07	16.56	15.97

Total consumer – continuing operations(3)	14.41	14.55	13.67	13.99	14.74	17.03	15.70	15.31
Discontinued operations	-	-	4.31	4.82	5.62	5.46	5.11	3.70

Total consumer	14.41%	14.55%	13.31%	13.60%	14.27%	16.40%	15.08%	14.58%

(1)	Real estate secured two-months-and-over contractual delinquency dollars and as a percent of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are as follows:

					2009
					Dec. 31
	2010				Before Policy	As
	Dec. 31	Sept. 30	June 30	Mar. 31	Change	Reported	Sept. 30	June 30	Mar. 31

Dollars of contractual delinquency:
Mortgage Services:
First lien	$2,643	$2,734	$2,682	$2,824	$3,799	$2,992	$3,599	$3,567	$3,747
Second lien	243	266	276	305	553	381	560	612	707

Total Mortgage Services	$2,886	$3,000	$2,958	$3,129	$4,352	$3,373	$4,159	$4,179	$4,454

Consumer Lending:
First lien	$4,861	$5,021	$4,796	$4,970	$6,541	$5,380	$6,241	$5,641	$5,323
Second lien	424	473	483	523	904	642	890	874	881

Total Consumer Lending	$5,285	$5,494	$5,279	$5,493	$7,445	$6,022	$7,131	$6,515	$6,204

Delinquency ratio:
Mortgage Services:
First lien	19.12%	18.80%	17.51%	17.40%	21.36%	17.62%	19.35%	18.34%	18.46%
Second lien	11.23	11.38	11.01	11.22	17.65	12.87	16.54	16.59	17.64

Total Mortgage Services	18.05%	17.77%	16.59%	16.51%	20.80%	16.91%	18.92%	18.05%	18.33%

Consumer Lending:
First lien	16.18%	16.11%	14.80%	14.75%	18.08%	15.37%	16.68%	14.65%	13.45%
Second lien	12.81	13.23	12.53	12.32	18.70	14.03	17.37	16.06	15.33

Total Consumer Lending	15.85%	15.81%	14.56%	14.47%	18.15%	15.21%	16.76%	14.82%	13.69%

HSBC Finance Corporation

(2)	The following reflects dollars of contractual delinquency and the Delinquency Ratio for interest-only loans, ARM loans and stated income real estate secured receivables:

					2009
					Dec. 31
	2010				Before Policy	As
	Dec. 31	Sept. 30	June 30	Mar. 31	Change	Reported	Sept. 30	June 30	Mar. 31

Dollars of contractual delinquency:
Interest-only loans	$423	$412	$394	$436	$611	$447	$643	$673	$734
ARM loans	1,987	2,130	2,174	2,369	3,321	2,536	3,224	3,216	3,388
Stated income loans	683	722	737	820	861	861	1,170	1,246	1,398
Delinquency ratio:
Interest-only loans	31.76%	28.50%	25.28%	25.54%	38.24%	24.47%	29.96%	29.34%	30.06%
ARM loans	26.54	26.66	25.38	25.61	31.23	25.76	28.59	26.94	26.84
Stated income loans	25.28	24.77	23.46	24.03	23.42	23.42	27.35	26.94	26.18

(3)	The December 2009 Charge-off Policy Changes as discussed above, have resulted in an acceleration of charge-off for certain real estate secured and personal non-credit card receivables which impacted dollars of delinquency and delinquency ratio at December 31, 2009. Had these policy changes not occurred, real estate secured, personal non-credit card and total consumer dollars of delinquency and the delinquency ratio would have been as follows:

	December 31, 2009
	As	Excluding Policy
	Reported	Changes

	(dollars are in millions)

Dollars of contractual delinquency:
Real estate secured	$9,395	$11,797
Personal non-credit card	1,432	2,503
Total consumer-continuing operations	12,038	15,511
Delinquency ratio:
Real estate secured	15.78%	19.05%
Personal non-credit card	13.65	21.66
Total consumer-continuing operations	14.74	18.22

(4)	At December 31, 2010 and 2009, dollars of real estate secured delinquency includes $4.2 billion and $3.3 billion of receivables that are carried at the lower of cost or net realizable value.

Core credit card receivables Dollars of delinquency for our core credit card receivables decreased as compared to September 30, 2010 and December 31, 2009 due to lower receivable levels due to the actions previously taken to tighten underwriting and reduce the risk profile of the portfolio. In addition, customer payment rates continue to be strong resulting from an increased focus and ability by consumers to reduce outstanding credit card debt. The lower delinquency levels also reflect the impact of improved delinquency roll rates. As compared to September 30, 2010, the decrease was partially offset by seasonal trends for higher delinquency during the second half of the year.

The delinquency ratio for our credit card receivable portfolio at December 31, 2010 decreased 63 basis points as compared to September 30, 2010 and 423 basis points as compared to December 31, 2009 driven by the factors discussed above as dollars of credit card delinquency decreased at a faster pace than receivable levels.

Non-core receivable portfolios Dollars of delinquency for our non-core receivable portfolios decreased $465 million since September 30, 2010 reflecting lower receivable levels and lower dollars of delinquency for all receivable products. The decrease in dollars of delinquency for real estate secured receivables during the fourth quarter reflects an increase in the volume of accounts re-aged during the fourth quarter due to timing and improvements in receivable performance driven by continued improvements in economic conditions and improvements in customer payment patterns during the quarter, partially offset by portfolio seasoning and seasonal trends for higher delinquency during the second half of the year. Lower delinquency levels in our personal non-credit card receivable portfolio as compared to September 30, 2010 also reflect lower receivable levels as delinquent balances continue to migrate to charge-off, partially offset by seasonal trends for higher delinquency during the second half of the year.

HSBC Finance Corporation

Since December 31, 2009, dollars of delinquency have decreased $1.9 billion for our non-core receivable portfolio reflecting lower receivable levels as discussed above and the impact of improved economic conditions since year-end 2009. Dollars of delinquency for real estate secured receivables also reflects an increase in receivables carried at net realizable value less cost to sell as discussed above. As compared to December 31, 2009, delinquent accounts which have migrated to charge-off have been replaced with lower levels of new delinquency volume as the portfolios continue to season. We believe the decrease in dollars of delinquency in our non-core receivable portfolios also reflects the impact of the risk mitigation actions we have taken since 2007 to tighten underwriting and reduce the risk profile of these portfolios, partially offset by the impact of continuing high unemployment levels.

The delinquency ratio for real estate secured receivables increased as compared to September 30, 2010 and December 31, 2009 reflecting the continued liquidation of the portfolio although the increase since September 30, 2010 was less significant as dollars of delinquency and receivable levels decreased at similar rates. Our personal non-credit card receivable portfolio reported lower delinquency ratios as compared to September 30, 2010 and December 31, 2009 reflecting the lower delinquency levels as discussed above which has declined at a faster pace than receivable levels.

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

The dollars of net charge-offs and the net charge-off ratios for the quarterly periods of 2010 are not comparable to historical quarterly periods as comparability has been impacted by the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit card receivables as charge-off for these receivables is recognized sooner for these products than during the historical quarterly periods. Additionally, dollars of net charge-off and the net charge-off ratio for the fourth quarter of 2009 and for the year ended December 31, 2009 are not comparable to the historical periods as a result of the adoption of the revised policy during the period as discussed above.

HSBC Finance Corporation

	2010					2009					Full
	Full	Quarter Ended(5)				Full	Quarter Ended(5)				2008
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net charge-off dollars:
Continuing operations:
Core receivables:
Credit card(3)	$1,672	$312	$359	$474	$527	$2,179	$536	$532	$612	$499	$2,778
Non-core receivables:
Real estate secured(1)(2)(6)	5,155	1,022	1,196	1,452	1,485	6,598	3,485	1,053	1,081	979	4,270
Private label(4)	-	-	-	-		-	-	-	-	-	29
Personal non-credit card(6)	1,953	355	381	539	678	3,812	1,723	703	723	663	2,253

Total non-core receivables(6)	7,108	1,377	1,577	1,991	2,163	10,410	5,208	1,756	1,804	1,642	6,552

Total consumer – continuing operations(3)(6)	8,780	1,689	1,936	2,465	2,690	12,589	5,744	2,288	2,416	2,141	9,330
Discontinued operations	113		-	37	76	563	102	112	102	247	945

Total consumer	$8,893	$1,689	$1,936	$2,502	$2,766	$13,152	$5,846	$2,400	$2,518	$2,388	$10,275

Net charge-off ratio:
Continuing operations:
Core receivables:
Credit card(3)	16.05%	12.60%	14.26%	18.14%	18.73%	18.20%	18.84%	17.95%	20.77%	15.48%	12.00%
Non-core receivables:
Real estate secured(1)(2)(6)	9.50	8.12	9.05	10.47	10.17	9.85	22.09	6.40	6.33	5.54	5.47
Private label(4)	-	-	-	-	-	-	-	-	-	-	29.61
Personal non-credit card(6)	22.65	19.13	18.60	24.03	27.32	27.96	57.54	21.46	20.35	17.37	13.46

Total non-core receivables(6)	11.30	9.54	10.32	12.36	12.66	12.91	27.75	8.90	8.73	7.65	6.91

Total consumer – continuing operations(3)(6)	11.98	9.98	10.88	13.16	13.52	13.59	26.57	10.08	10.24	8.67	7.90
Discontinued operations	5.34	-	.03	4.79	8.22	9.90	9.37	8.87	6.51	13.88	5.41

Total consumer	11.79%	9.98%	10.63%	12.83%	13.28%	13.38%	25.75%	10.02%	10.01%	9.02%	7.58%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables – continuing operations(6)	10.01%	9.07%	9.61%	10.76%	10.43%	10.14%	22.24%	6.58%	6.56%	6.14%	5.91%

(1)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables for our Mortgage Services and Consumer Lending businesses are as follows:

	2010					2009					Full
	Full	Quarter Ended				Full	Quarter Ended				2008
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$1,558	$305	$360	$452	$441	$2,204	$1,126	$331	$355	$392	$1,391
Second lien	619	132	134	157	196	1,052	353	247	259	193	1,653

Total Mortgage Services	$2,177	$437	$494	$609	$637	$3,256	$1,479	$578	$614	$585	$3,044

Consumer Lending:
First lien	$2,210	$433	$537	$643	$597	$2,152	$1,500	$233	$234	$185	$555
Second lien	768	152	165	200	251	1,190	506	242	233	209	671

Total Consumer Lending	$2,978	$585	$702	$843	$848	$3,342	$2,006	$475	$467	$394	$1,226

Net charge-off ratio:
Mortgage Services:
First lien	10.13%	8.66%	9.62%	11.45%	10.56%	11.35%	24.89%	6.96%	7.16%	7.56%	5.82%
Second lien	24.52	23.52	22.16	24.25	27.46	28.72	43.84	28.09	27.02	18.83	30.52

Total Mortgage Services	12.16%	10.68%	11.36%	13.26%	13.04%	14.11%	27.75%	10.27%	10.38%	9.42%	10.38%

Consumer Lending:
First lien	6.81%	5.68%	6.75%	7.78%	6.93%	5.60%	16.33%	2.46%	2.39%	1.85%	1.31%
Second lien	19.62	17.54	17.80	19.73	22.61	21.93	40.61	18.20	16.59	14.45	10.41

Total Consumer Lending	8.19%	6.88%	7.91%	9.09%	8.73%	7.62%	19.23%	4.39%	4.18%	3.44%	2.52%

HSBC Finance Corporation

As previously discussed, the December 2009 Charge-off Policy Changes as discussed above, has significantly impacted these ratios. Had these charge-offs not been accelerated, net charge-off dollars and ratio for the quarter ended December 31, 2009 and for the full year 2009 would have been as follows:

	As Reported		Excluding Policy Changes
		Qtr Ended		Qtr Ended
	Full year 2009	Dec. 31, 2009	Full year 2009	Dec. 31, 2009

Net charge-off dollars:
Mortgage Services:
First lien	$2,204	$1,126	$1,397	$319
Second lien	1,052	353	880	181

Total Mortgage Services	$3,256	$1,479	$2,277	$500

Consumer Lending:
First lien	$2,152	$1,500	$991	$339
Second lien	1,190	506	928	244

Total Consumer Lending	$3,342	$2,006	$1,919	$583

Net charge-off ratio:
Mortgage Services:
First lien	11.35%	24.89%	7.19%	7.05%
Second lien	28.72	43.84	24.02	22.48

Total Mortgage Services	14.11%	27.75%	9.86%	9.38%

Consumer Lending:
First lien	5.60%	16.33%	2.58%	3.69%
Second lien	21.93	40.61	17.10	19.58

Total Consumer Lending	7.62%	19.23%	4.38%	5.59%

(2)	Net charge off dollars and the net charge-off ratio for ARM loans are as follows:

	2010					2009					2008
	Full	Quarter Ended				Full	Quarter Ended				Full
	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year	Dec. 31	Sept. 30	June 30	Mar. 31	Year

	(dollars are in millions)

Net charge-off dollars – ARM Loans	$1,166	$233	$282	$325	$326	$2,114	$1,070	$311	$341	$392	$1,705
Net charge-off ratio – ARM Loans	14.01%	12.04%	13.63%	14.59%	13.67%	18.51%	40.52%	10.73%	11.10%	12.03%	11.29%

As previously discussed, the December 2009 Charge-off Policy Changes has significantly impacted these ratios. Had these policy changes not occurred, net charge-off dollars and ratio for ARM loans would have been $285 million and 10.79 percent for the quarter ended December 31, 2009 and $1,329 million and 11.64 percent for the full year 2009.

(3)	The trend in net charge-off dollars and ratios for our credit card receivable portfolio was significantly impacted by the sale of our GM and UP Portfolios to HSBC Bank USA in January 2009. Excluding these receivables from the 2008 totals, net charge-off dollars for our credit card receivable portfolio and for total consumer receivables-continuing operations would have been $2,267 million and $8,818 million, respectively. Excluding these receivables from the 2008 totals, the net charge-off ratio for our credit card receivable portfolio and for total consumer receivables-continuing operations would have been 15.51 percent and 8.06 percent, respectively.

(4)	On a continuing operations basis, private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. In the first quarter of 2009, we began reporting this liquidating portfolio on a prospective basis within our personal non-credit card portfolio.

(5)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

HSBC Finance Corporation

(6)	The December 2009 Charge-off Policy Changes as discussed above, have resulted in an acceleration of charge-off for certain real estate secured and personal non-credit card receivables during December 2009. Had these charge-offs not been accelerated, net charge-off dollars, the net charge-off ratio and real estate charge-offs and REO expense as a percentage of average real estate secured receivables would have been as follows:

	As Reported		Excluding Policy Changes
	Full year	Qtr Ended	Full year	Qtr Ended
	2009	Dec. 31, 2009	2009	Dec. 31, 2009

Net charge-off dollars:
Real estate secured	$6,598	$3,485	$4,196	$1,083
Personal non-credit card	3,812	1,723	2,741	652
Total non-core receivables	10,410	5,208	6,937	1,735
Total consumer – continuing operations	12,589	5,744	9,116	2,271
Net charge-off ratio:
Real estate secured	9.85%	22.09%	6.26%	6.87%
Personal non-credit card	27.96	57.54	20.11	21.82
Total non-core receivables	12.91	27.75	8.60	9.25
Total consumer – continuing operations	13.59	26.57	9.84	10.51
Real estate charge-offs and REO expense as a percentage of average real estate secured receivables – continuing operations	10.14%	22.24%	6.56%	7.02%

Full Year 2010 compared to Full Year 2009:

Core credit card receivables Dollars of net charge-offs for our core credit card receivables decreased for the full year 2010 as compared to full year 2009 reflecting lower delinquency levels as a result of lower average receivable levels as previously discussed, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of continued high unemployment levels. Lower dollars of net charge-offs also reflect improvements in economic conditions since year-end 2009.

The net charge-off ratio for our credit card receivable portfolio decreased 215 basis points for the full year 2010 as compared to the full year 2009 as the decrease in dollars of net charge-offs outpaced the decrease in average receivables.

Non-core receivable portfolios Dollars of net charge-offs for our non-core receivable portfolio decreased for the full year of 2010 for all products as compared to the full year 2009, reflecting lower delinquency levels as a result of lower average receivable levels, improvements in economic conditions since year-end 2009 and lower levels of personal bankruptcy filings during 2010, partially offset by the impact of continued high unemployment levels and as it relates to first lien real estate secured receivables in our Consumer Lending business, portfolio seasoning. Additionally, a portion of the decrease in dollars of net charge-offs reflects charge-off activity during 2009 that would have been recorded in prior periods had the changes made to the charge-off policy in December 2009 for real estate secured and personal non-credit card receivables been effective prior to 2009. Dollars of net charge-offs for real estate secured receivables for full year 2010 also reflect improvements in total loss severities as a result of an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels.

The net charge-off ratio for our non-core receivable portfolio decreased 161 basis points as the decrease in dollars of net charge-offs as discussed above out paced the decrease in average receivables. The net charge-off ratio was also impacted by the December 2009 Charge-off Policy Changes as dollars of net charge-off in 2009 reflects charge-off activity that would have been recorded in prior periods had the changes been made to the charge-off policy in December 2009 been effective prior to 2009.

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables decreased during 2010 as a result of the decrease in dollars of net charge-offs as discussed above, partially offset by the impact of higher REO expense and lower average receivable levels. Higher REO expense during 2010 reflects a higher loss

HSBC Finance Corporation

on sale of REO properties as home prices declined during the second half of 2010 as well as higher overall expenses for REO properties.

Full Year 2009 compared to Full Year 2008:

Core credit card receivables Lower dollars of charge-off in our credit card receivable portfolio reflect the impact of lower receivable levels as previously discussed, partially offset by lower recovery rates on defaulted receivables. Net charge-off dollars and ratios for our credit card receivable portfolio were also impacted by the transfer of the GM and UP Portfolios to receivables held for sale in June 2008 and November 2008, respectively, as discussed in Note 3 to the table above. These decreases were also partially offset by the weakness in the U.S. economy, higher unemployment rates, higher levels of personal bankruptcy filings and portfolio seasoning. The impact of these items on our credit card portfolio has been the highest for customers who are also homeowners and typically carry higher balances.

The net charge-off ratio for credit card receivables increased for the full year 2009 compared to the full year 2008 due to lower average receivables, including the impact of the transfer of the GM and UP Portfolios to receivables held for sale during 2008 as discussed above, partially offset by lower overall dollars of net charge-offs as receivables declined at a faster rate than dollars of net charge-offs.

Non-core receivable portfolios Excluding the incremental charge-offs associated with the December 2009 Charge-off Policy Changes, real estate secured receivables reported lower dollars of net charge-offs for full year 2009 compared to full year 2008 while personal non-credit card receivables reported higher dollars of net charge-offs. Lower dollars of real estate receivable net charge-off was driven by our Mortgage Services business as the portfolio continues to liquidate. This decrease was partially offset by higher dollars of net charge-offs for Consumer Lending real estate secured receivables due to the continued weakness in the U.S. economy and higher loss severities. Dollars of net charge-offs of real estate secured receivables in both our Mortgage Services and Consumer Lending businesses were impacted by the volume of receivable re-ages and modifications, as well as delays in processing foreclosures during 2009, partially offset by higher loss severities. Higher dollars of net charge-offs for personal non-credit card receivables (excluding the impact of the December 2009 Charge-off Policy Changes) reflects higher levels of bankruptcy filings as well as the impact of the higher delinquency levels we experienced in late 2008 that have migrated to charge-off during 2009, partially offset by lower receivable levels as the portfolio continues to liquidate. Both real estate secured and personal non-credit card receivables were negatively impacted by continued weakness in the U.S. economy and housing markets, higher unemployment rates, higher levels of personal bankruptcy filings; and portfolio seasoning.

Our net charge-off ratio for our non-core receivable portfolio for the full year 2009 was significantly impacted by the December 2009 Charge-off Policy Changes as discussed above, Excluding the impact of these policy changes, the net charge of ratio for our non-core receivable portfolio remained higher, increasing 169 basis points for the full year of 2009 as compared to the full year of 2008 due to lower average consumer receivables, partially offset by lower overall dollars of net charge-offs as receivables declined at a faster rate than dollars of net charge-offs. Lower average consumer receivables reflect lower origination volumes due to changes in our product offerings, including the cessation of all Consumer Lending originations, partially offset by a decline in loan prepayments for our real estate secured receivables.

Excluding the incremental charge-offs during 2009 associated with the December 2009 Charge-off Policy Changes, real estate charge-offs and REO expense as a percent of average real estate secured receivables in 2009 remained higher largely due to real estate secured receivables decreasing at a faster pace than charge-offs, as discussed above, partially offset by the impact of lower REO expense during 2009 due to lower levels of owned REO properties as a result of the backlogs and delays in foreclosure proceedings as well as lower losses on sales of REO properties reflecting the stabilization of home prices which occurred during the second half of 2009.

HSBC Finance Corporation

Nonperforming Assets Nonperforming assets are summarized in the following table.

At December 31,	2010	2009		2008

	(dollars are in millions)

Continuing operations:
Core receivables:
Credit card (accruing receivables 90 or more days delinquent)(1)	$447	$890		$829
Credit card receivables held for sale (accruing receivables 90 or more days delinquent)(1)	-	-		504
Non-core nonaccrual receivable portfolios (nonaccrual receivables)(2):
Real estate secured(3)(4)	6,360	6,995		7,705
Private label	-	-		12
Personal non-credit card	530	998	(5)	2,420

Total nonperforming receivables	7,337	8,883		11,470
Real estate owned	962	592		885

Total nonperforming assets – continuing operations	8,299	9,475		12,355
Discontinued operations	-	252		537

Total nonperforming assets	$8,299	$9,727	(6)	$12,892

Credit loss reserves as a percent of nonperforming receivables – continuing operations(7)	88.5%	102.4	%(8)	110.0%

(1)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

(2)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(3)	Nonaccrual real estate secured receivables, including held for sale, are presented in the table below. Additionally, for 2009 it includes nonaccrual real estate secured receivables before the December 2009 Charge-off Policy Changes and As Reported.

		2009
		As	Before Policy
At December 31,	2010	Reported	Change	2008

Real estate secured:
Closed-end:
First lien	$5,910	$6,304	$8,269	$6,453
Second lien	320	510	840	931
Revolving:
First lien	6	2	5	7
Second lien	124	179	283	314

Total real estate secured	$6,360	$6,995	$9,397	$7,705

(4)	At December 31, 2010 and 2009, non-accrual real estate secured receivables include $4.1 billion and $3.3 billion, respectively, of receivables that are carried at net realizable value less cost to sell.

(5)	Excluding the impact of the December 2009 Charge-off Policy Changes, nonaccrual personal non-credit card receivables would have been $2.1 billion at December 31, 2009.

(6)	Total nonperforming assets were impacted by the increase in charge-offs resulting from the December 2009 Charge-off Policy Changes for real estate secured and personal non-credit cards. Excluding these incremental charge-offs, total nonperforming assets for continuing operations would have been $12.9 billion at December 31, 2009.

(7)	Ratio excludes nonperforming loans associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(8)	Excluding the impact of the December 2009 Charge-off Policy Changes, credit loss reserves as a percentage of nonperforming receivables – continuing operations would have been 101.7 percent at December 31, 2009.

HSBC Finance Corporation

Total nonperforming receivables decreased at December 31, 2010 as a result of the lower delinquency levels during 2010 as well as the impact of lower receivable levels. Higher levels of real estate owned at December 31, 2010 reflects improvements in processing foreclosure activities following backlogs throughout 2009 in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process. In the first half of 2011, we anticipate the number of REO properties will decrease as foreclosures are again delayed as we enhance our foreclosure documentation and processes for foreclosures and we re-file affidavits where necessary. Real estate secured nonaccrual loans includes stated income loans at our Mortgage Services business of $557 million, $683 million and $1.3 billion at December 31, 2010, 2009 and 2008, respectively.

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

The following table summarizes TDR Loans which are shown as nonperforming receivables in the table above:

At December 31,	2010	2009(1)	2008

	(in millions)

Real estate secured	$1,825	$1,607	$848
Credit card	20	36	-
Personal non-credit card	90	106	11

Total	$1,935	$1,749	$859

(1)	Non-accrual TDR Loans reported in 2009 reflect the impact of the December 2009 Charge-off Policy Changes as well as enhanced tracking capabilities under which certain loans previously not reported as TDR Loans are now reported as such.

See Note 7, “Receivables,” to our accompanying consolidated financial statements for further details regarding TDR Loan balances.

Customer Account Management Policies and Practices Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to take extraordinary action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability as well as in the case of real estate secured receivables, a continuing of desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, improve collection opportunities and avoid foreclosure as determined to be appropriate. From time to time we re-evaluate these policies and procedures and make changes as deemed appropriate.

In October 2010, the FASB issued a Proposed Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. If this Proposed Accounting Standards Update were to be approved in its current form, it could result in changes in our customer account management policies and practices in future periods. See “New Accounting Pronouncements to be Adopted in Future Periods” for further discussion.

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

HSBC Finance Corporation

effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

•	Modification Re-age – Management action that results in a change to the terms and conditions of the loan, either temporarily or permanently, and also resets the contractual delinquency status of an account to current as discussed above. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.

Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.

As a result of our on-going review, we have implemented changes to our policies and procedures in 2010 to establish uniform criteria for account modifications actions for all products regardless of whether the action was a modification or a re-age. Effective during the second quarter of 2010, we implemented changes to our policies and procedures for the non-core real estate secured and personal non-credit card receivable portfolios in our Consumer Lending and Mortgage Services businesses. These revised policies and procedures were applied to receivables in these portfolios. The adoption of these policies and procedures did not have a material impact on our financial position or results of operations.

The following table summarizes the general policies and procedures for account management actions for all real estate secured and personal non-credit card receivables in our Consumer Lending and Mortgage Services businesses which were implemented during the second quarter of 2010.

	Real Estate(1)	Personal Non-Credit Card(1)

Minimum time since prior account management action	6 or 12 months depending on type of account management action	6 months
Minimum time since account opened	9 months	9 months
Minimum qualifying monthly payments required	2 in 60 days after approval	2 in 60 days after approval
Maximum number of account management actions	5 in 5 years	5 in 5 years

(1)	We employ account modification, re-aging and other customer account management policies and practices as flexible customer account management tools and the specific criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess modification and re-aging criteria and, as such, they are subject to revision or exceptions from time to time. Accordingly, the description of our account modification and re-aging policies or practices provided in this table should be taken only as general guidance to the modification and re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be modified or re-aged, that every account meeting these criteria will in fact be modified or re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

With regard to real estate secured loans involving a bankruptcy, accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be re-aged upon receipt of one qualifying payment. Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement. In addition, for some products, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. in the event of a natural disaster or a hardship program).

The following summarizes our customer account management policies and practices for our core credit card receivable portfolio.

HSBC Finance Corporation

Credit Card Re-aging Policies and Practices(1)

•	Accounts qualify for re-aging if we receive three consecutive minimum monthly payments or a lump sum equivalent

•	Accounts qualify for re-aging if the account has been in existence for a minimum of nine months and the account has not been re-aged in the prior twelve months and not more than once in the prior five years

•	Accounts entering third party debt counseling programs are limited to one re-age in a five-year period in addition to the general limits of one re-age in a twelve-month period and two re-ages in a five-year period

(1)	We employ account re-aging and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess re-aging criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account re-aging policies or practices provided in this table should be taken only as general guidance to the re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be re-aged, that every account meeting these criteria will in fact be re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

As discussed above, we are continuing to review our policies and procedures to increase consistency in our policies for all products. We currently anticipate that we will adopt new policies and procedures for our core credit card receivables during the second half of 2011.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 353,600 real estate secured loans with an aggregate outstanding principal balance of $41.6 billion at the time of modification and/or re-age under our foreclosure avoidance programs and a proactive ARM reset modification program described below. These totals include approximately 73,100 real estate secured loans with an outstanding principal balance of $11.1 billion that received two or more modifications since January 2007 and, therefore, may be classified as TDR Loans. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
		Balance at Time of
	Number	Account Modification
Status as of December 31, 2010	of Loans	Action

Current or less than 30-days delinquent	41%	40%
30- to 59-days delinquent	8	8
60-days or more delinquent	18	22
Paid-in-full	7	7
Charged-off, transferred to real estate owned or sold	26	23

	100%	100%

HSBC Finance Corporation

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

December 31, 2010:
Collection re-age only	90.0	32.0	$7,707	$2,843
Modification only(2)	11.8	7.6	1,340	868
Modification re-age	67.2	46.8	8,222	5,683

Total loans modified and/or re-aged(3)	169.0	86.4	$17,269	$9,394

December 31, 2009:
Collection re-age only	91.3	36.5	$7,779	$3,331
Modification only(2)	16.6	10.6	2,096	1,274
Modification re-age	67.5	53.1	8,805	6,917

Total loans modified and/or re-aged(3)	175.4	100.2	$18,680	$11,522

December 31, 2008:
Collection re-age only	78.7	46.4	$6,955	$4,697
Modification only(2)	12.3	13.8	1,686	2,031
Modification re-age	43.8	33.8	5,876	4,906

Total loans modified and/or re-aged(3)	134.8	94.0	$14,517	$11,634

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 7, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under a proactive ARM reset modification program described below.

HSBC Finance Corporation

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

December 31, 2010:
Current or less than 30-days delinquent	65%	63%	62%	63%
30- to 59-days delinquent	11	10	12	11
60-days or more delinquent	24	27	26	26

	100%	100%	100%	100%

December 31, 2009:
Current or less than 30-days delinquent	62%	64%	59%	65%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	25	27	24

	100%	100%	100%	100%

December 31, 2008:
Current or less than 30-days delinquent	66%	64%	60%	63%
30- to 59-days delinquent	13	11	14	10
60-days or more delinquent	21	25	26	27

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

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

In addition to the account management techniques discussed above, we have also increased the use of deed-in-lieu and short sales in 2010 to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and probability of default. Short sales also release the borrower from further obligation. From our perspective, loss severities on deed-in-lieu and short sales are generally lower than losses from foreclosed loans, or for loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of deed-in-lieu and short sales will continue to increase in future periods as we continue to work with our customers.

Modification programs As a result of the marketplace conditions previously described, in the fourth quarter of 2006 we began performing extensive reviews of our account management policies and practices particularly in light of the current needs of our customers. As a result of these reviews, beginning in the fourth quarter of 2006, we significantly increased our use of modifications in response to what we expected would be a longer term need of assistance by our customers due to the weak housing market and U.S. economy. In these instances, our Mortgage Services and Consumer Lending businesses actively use account modifications to reduce the rate and/or payment on

HSBC Finance Corporation

a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently declined. Additionally, our loan modification programs are designed to improve cash collections and avoid foreclosure as determined to be appropriate.

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account may be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. By late 2009 and continuing into 2010, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions, the continued seasoning of a liquidating portfolio and, beginning in the second quarter of 2010, the requirement to receive two payments in 60 days before an account will be modified. Modification volumes will also be lower going forward as we are no longer originating real estate secured receivables. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our long-standing home preservation programs provide more meaningful assistance to our customers.

Loans modified under these programs are only included in the re-aging statistics table (“Re-age Table”) that is included in our discussion of our re-age programs if the delinquency status of a loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified during 2010 and 2009, some of which may have also been re-aged:

			Outstanding Receivable
	Number of		Balance at Time of
	Accounts Modified		Modification
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

			(dollars are in billions)

Foreclosure avoidance programs(1)(2):
Year ended December 31, 2010	24,900	17,600	$3.6	$2.4
Year ended December 31, 2009	55,900	48,400	$8.0	$6.6

(1)	Includes all loans modified during the years ended December 31, 2010 and 2009 regardless of whether the loan was also re-aged.

HSBC Finance Corporation

(2)	If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification, involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification for the first time during the quarter indicated.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010

Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	333	341	339	329
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	25.4%	27.6%	27.3%	26.5%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios of our Consumer Lending business which totaled $1.2 billion, $1.2 billion, $1.3 billion and 1.4 billion as of December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

In addition to the foreclosure avoidance programs described above, beginning in October 2006 we also established a program specifically designed to meet the needs of select customers with ARMs nearing their first interest rate reset and payment reset that we expected to be negatively impacted by the rate adjustment. Under a proactive ARM reset modification program, we proactively contacted these customers and, as appropriate and in accordance with defined policies, we modified the loans allowing time for the customer to seek alternative financing or improve their individual situation. At the end of the modification period, we re-evaluated the loan to determine if an extension of the modification term was warranted. If the loan was less than 30-days delinquent and had not received assistance under any other risk mitigation program, typically the modification could be extended for an additional twelve-month period at a time provided the customer demonstrated an ongoing need for assistance. A loan that was modified under the proactive ARM reset modification program for twelve-months or longer was generally considered a TDR Loan. Loans modified as part of this specific risk mitigation effort were not considered to have been re-aged as these loans were not contractually delinquent at the time of the modification. However, if the loan had been re-aged in the past for other reasons or qualified for a re-age subsequent to the modification, it was included in the Re-age Table. As the majority of our existing ARM loan portfolio passed the loan’s initial reset date, the volume of new modifications under the proactive ARM reset modification program decreased and the modification program ended during the fourth quarter of 2009. In total, we modified approximately 13,200 loans through the proactive ARM reset modification program with an aggregate outstanding principal balance of $2.2 billion at the time of the modification.

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

We continue to monitor and track information related to accounts that have been re-aged. Currently, approximately 89 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan.

HSBC Finance Corporation

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

Re-age Table(1)(2)(3)(4)

At December 31,	2010	2009

Continuing operations:
Never re-aged	59.3%	61.9%
Re-aged:
Re-aged in the last 6 months	10.5	12.3
Re-aged in the last 7-12 months	10.0	13.6
Previously re-aged beyond 12 months	20.2	12.2

Total ever re-aged	40.7	38.1

Total continuing operations:	100.0%	100.0%

Discontinued operations:
Never re-aged	-	55.0
Re-aged	-	45.0

Total discontinued operations	-%	100.0%

Re-aged by Product(1)(2)(3)(4)

At December 31,	2010		2009

	(dollars are in millions)

Continuing operations:
Real estate secured(5)	$24,125	48.9%	$27,036	45.4%
Credit card	412	4.2	527	4.5
Personal non-credit card	2,565	36.0	3,678	35.1

Total – continuing operations	27,102	40.7	31,241	38.1
Discontinued operations	-	-	2,021	45.0

Total	$27,102	40.7%	$33,262	38.4%

(1)	The tables above includes both Collection Re-ages and Modification Re-ages, as discussed above.

(2)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(3)	Excludes commercial and other.

(4)	The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At December 31, 2010 and 2009, the unpaid principal balance of re-ages without receipt of a payment totaled $737 million and $605 million, respectively.

HSBC Finance Corporation

(5)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

At December 31,	2010	2009

	(in millions)

Mortgage Services	$8,914	$10,699
Consumer Lending	15,211	16,337

Total real estate secured	$24,125	$27,036

The overall decrease in dollars of re-aged loans during 2010 reflects the lower delinquency and receivable levels as discussed above. At December 31, 2010 and 2009, $7.1 billion (26 percent of total re-aged loans in the Re-age Table) and $7.9 billion (25 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of December 31, 2010 and 2009 as well as the unemployment rate for these states for December 2010.

	Percentage of Portfolio
	Receivables at			Percent of
	December 31, 2010			Total Receivables		Unemployment
	Credit	Real Estate		December 31,	December 31,	Rates for
	Cards	Secured	Other	2010	2009	December 2010(1)

California	10.6%	9.9%	5.8%	9.6%	10.4%	12.5%
New York	7.4	7.0	6.8	7.0	6.8	8.2
Florida	6.9	6.3	5.7	6.3	6.6	12.0
Pennsylvania	4.2	5.9	6.4	5.7	5.5	8.5
Ohio	4.2	5.5	6.0	5.4	5.2	9.6

(1)	The U.S. national unemployment rate for December 2010 was 9.4 percent.

Because our underwriting, collections and processing functions are centralized, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

HSBC Finance Corporation

Liquidity and Capital Resources

During 2010, liquidity returned to the financial markets for most sources of funding except for mortgage securitization. Companies are generally able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. European sovereign debt fears first triggered by Greece in May and again by Ireland in November continue to put pressure on borrowing costs in the U.S.

HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries. Our main source of funds is cash received from operations and subsidiaries in the form of dividends. In 2010 and 2009, HSBC Finance Corporation received cash dividends from its subsidiaries of $64 million and $156 million, respectively.

HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock. With the exception of the dividends we paid to our immediate parent, HINO, related to the capital associated with the sale of the credit card and auto finance receivables to HSBC Bank USA in January 2009, we did not pay any dividends on our common stock to HINO in 2010 or 2009. We will maintain our capital at levels that we perceive to be consistent with our current credit ratings either by limiting the dividends to or through capital contributions from our parent.

HSBC Finance Corporation manages all of its operations directly and in 2010, funded these businesses primarily through the cash generated from operations, issuances of commercial paper, retail focused medium-term debt and institutionally placed subordinated debt, borrowings under secured financing facilities, sales of consumer receivables, issuances of preferred stock and capital contributions from our parent. HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. Our term debt is generally marketed through subsidiaries of HSBC. Medium-term and long-term debt may also be marketed through unaffiliated investment banks.

Debt due to HSBC subsidiaries totaled $8.3 billion and $9.0 billion at December 31, 2010 and 2009, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2010 and 2009, capital contributions to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation. This resulted in a net return of capital to HSBC Finance Corporation from certain subsidiaries of $630 million and $2.2 billion in 2010 and 2009, respectively.

HSBC Related Funding In connection with our acquisition by HSBC, funding costs for the HSBC Finance Corporation businesses were expected to be lower as a result of the funding diversity provided by HSBC. We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC’s operations in the U.S.

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

At December 31,	2010		2009

	(in billions)

Debt issued to HSBC subsidiaries:
Total debt	$8.3	(1)	$9.0

Debt outstanding to HSBC clients:
Euro commercial paper	.4		.7
Term debt	.3		1.8

Total debt outstanding to HSBC clients	.7		2.5
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	8.4		10.3
Cash received on bulk sale of auto finance receivables to HSBC Bank USA, net	-		2.8
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	14.4		16.6
Real estate secured receivable activity with HSBC Bank USA (cumulative):
Cash received on sales	3.7		3.7
Direct purchases from correspondents	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.4)		(6.1)

Total real estate secured receivable activity with HSBC Bank USA (cumulative)	1.5		1.8

Cash received from sale of U.K. and Canadian operations to HSBC affiliates	3.4		3.4
Capital contributions by HINO (cumulative)	8.8		8.6
Issuance of Series C Preferred Stock to HINO	1.0		-

Total HSBC related funding	$46.5		$55.0

(1)	At December 31, 2010, debt due to affiliates includes $436 million carried at fair value.

At December 31, 2010 and 2009, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 16 percent and 15 percent of our total debt and preferred stock funding, respectively.

Cash proceeds received from the sale of our U.K. and Canadian operations to HSBC affiliates were used to pay down short-term domestic borrowings, including outstanding commercial paper balances, and draws on bank lines from HSBC Bank plc (“HBEU”). Proceeds received from the bulk sale and subsequent daily sales of private label and credit card receivables to HSBC Bank USA and the proceeds from the bulk sale of certain auto finance receivables were used to pay down maturing long-term debt and short-term borrowings, including outstanding commercial paper balances. Proceeds from each of these transactions as well as the ongoing daily sales were also used to fund ongoing operations.

We have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At December 31, 2010 and 2009, there were no balances outstanding under either of these facilities. Additionally, at December 31, 2010 and 2009 we have committed back-up lines of credit totaling $2.0 billion and $2.5 billion, respectively, with an HSBC affiliate. At December 31, 2010 and 2009, there were no balances outstanding under either of these back-up lines of credit.

We have derivative contracts with a notional value of $49.9 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2010 and $58.6 billion, or approximately 98 percent at December 31, 2009.

Interest Bearing Deposits with Banks and Other Short-Term Investments Interest bearing deposits with banks totaled $1.0 billion and $17 million at December 31, 2010 and 2009, respectively. Securities purchased under

HSBC Finance Corporation

agreements to resell totaled $4.3 billion and $2.9 billion at December 31, 2010 and 2009, respectively. The increase in the amount of short-term investments is due primarily to the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties, the receipt of tax related payments, issuances of medium-term retail notes and subordinated debt as well as an increase in collateral required from counterparties under our derivative contracts.

Commercial Paper totaled $3.2 billion and $4.3 billion at December 31, 2010 and 2009, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $450 million and $664 million at December 31, 2010 and 2009, respectively. Commercial paper balances were lower during 2010 as a result of our higher short-term liquid investment portfolio as discussed above. Our short-term funding strategies are structured such that committeed bank credit facilities exceed 100 percent of outstanding commercial paper.

We had committed back-up lines of credit totaling $6.3 billion and $7.8 billion at December 31, 2010 and 2009, respectively. At December 31, 2009, one of these facilities totaling $2.5 billion was with an HSBC affiliate to support our issuance of commercial paper. This $2.5 billion credit facility was renewed in September 2010 as a new $2.0 billion back-up credit facility, split evenly between 364 day and two year tenors. Given the overall reduction in our balance sheet, the lower level of back-up lines in support of our current commercial paper issuance program is consistent with our reduced funding requirements going forward.

Long-Term Debt decreased to $54.6 billion at December 31, 2010 from $68.9 billion at December 31, 2009. The following table summarizes issuances and repayments of long-term debt for continuing operations during 2010 and 2009:

Year Ended December 31,	2010		2009

	(in millions)

Long-term debt issued	$1,714	(1)	$4,078
Repayments of long-term debt	(14,734	)(1)	(19,312	)(2)

Net long-term debt retired from continuing operations	$(13,020)		$(15,234)

(1)	In addition to the amounts of debt issued and repaid in the table above, during 2010 we also exchanged $1.8 billion of senior debt for $1.9 billion of subordinated debt.

(2)	In addition to the amount of debt repaid in the table above, during the first quarter of 2009, long-term debt of $6.1 billion was assumed by HSBC Bank USA in connection with their purchase of the GM and UP Portfolios.

Issuances of long-term debt during 2010 included the following:

•	$2.9 billion of subordinated debt, of which $1.9 billion was issued in connection with the exchange offering discussed below;
•	$564 million of InterNotessm (retail-oriented medium-term notes); and
•	$195 million of securities backed by credit card receivables. For accounting purposes, these transactions were structured as secured financings.

During the fourth quarter of 2010, we offered noteholders of certain series of our debt the ability to exchange their existing senior notes for newly issued subordinated debt. As a result of this exchange offer, we issued $1.9 billion in new 10-year fixed rate subordinated debt in exchange for $1.8 billion in tendered senior debt. In December 2010, we issued an additional $1.0 billion of 10-year fixed rate subordinated debt to institutional investors.

During 2010, we redeemed $1.0 billion of retail medium-term notes in four phases of approximately $250 million each. These redemptions were funded through a new $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which was also executed during the third quarter of 2010 and allowed for borrowings with maturities of up to 15 years. During 2010, we borrowed $1.0 billion under this credit agreement with scheduled maturities between 2022 and 2025. We replaced the loan to HSBC North America with the issuance of 1,000 shares of Series C preferred stock to HINO for $1.0 billion.

In order to eliminate future foreign exchange risk, currency swaps are used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes issued.

HSBC Finance Corporation

Secured Financings We have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $455 million and $400 million, respectively, were available under these facilities. These facilities will mature in the second quarter of 2011 and are renewable at the banks’ option.

During 2010 and 2009, we issued secured financings of $195 million and $300 million, respectively, collateralized by credit card receivables under the secured conduit credit facilities discussed above. Additionally during 2009, we issued secured financings of $1.6 billion collateralized by personal non-credit card receivables under credit facilities available at that time but which expired during 2009.

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.1 billion at December 31, 2010 are secured by $6.3 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.7 billion at December 31, 2009 are secured by $6.8 billion of closed-end real estate secured receivables. The following table shows by product type the receivables which secure our secured financings:

At December 31,	2010	2009

	(in billions)

Real estate secured	$5.9	$6.8
Credit card	.4	-

Total	$6.3	$6.8

As it relates to our discontinued Auto Finance business, at December 31, 2009 we had secured financings of $778 million collateralized by $1.2 billion of auto finance receivables. These secured financings were assumed by SC USA as part of the sale of the remainder of our auto finance receivable portfolio in August 2010. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of this transaction.

Preferred Shares During the fourth quarter of 2010, our Board of Directors approved the issuance of up to 1,000 shares of Series C preferred stock. As a result, in November 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C preferred stock may be redeemed at our option after November 30, 2025. Dividend payments will begin during the first quarter of 2011. This transaction also enhanced both our common and preferred equity to total assets and tangible shareholder’s equity to tangible assets ratios. It did not, however, impact our tangible common equity to tangible assets ratio.

In June 2005, we issued 575,000 shares of Series B Preferred Stock for $575 million. Dividends on the Series B preferred stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B preferred stock may be redeemed at our option after June 23, 2010. In 2010 and 2009, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

Common Equity In 2010, HINO made a capital contribution to us totaling $200 million in exchange for one share of common stock. In 2009, HINO made four capital contributions to us totaling $2.4 billion, each in exchange for one share of common stock, to support ongoing operations and to maintain capital at levels we believe are prudent in the current market conditions. Until we return to profitability, we are dependent upon the continued capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that they remain fully committed and has the capacity to continue that support.

Selected capital ratios In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. Additionally, we are required by our credit providing banks to maintain a

HSBC Finance Corporation

minimum tangible common equity to tangible assets ratio of 6.75 percent. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

At December 31,	2010	2009

Tangible common equity to tangible assets(1)	7.37%	7.60%
Common and preferred equity to total assets	10.09	8.86

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Subject to regulatory approval, HSBC North America will be required to implement Basel II no later than April 1, 2011 in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America regulatory capital requirement. Based on a comprehensive analysis of the HSBC North America balance sheet, we have taken a series of actions to achieve targeted total regulatory capital levels under these new regulations. Such actions include the issuance of new subordinated debt in exchange for tendered senior debt as discussed above.

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the following table:

	(in billions)

Funding needs:
Net asset growth/(attrition)(1)	$(4)	-	(2)
Commercial paper maturities	3	-	3
Term debt maturities	13	-	14
Other	1	-	2

Total funding needs	$13	-	17

Funding sources:
Commercial paper issuances	$5	-	6
Short term investment	4	-	4
Term debt issuance	1	-	1
Secured financings, including conduit facility renewals	-	-	1
HSBC and HSBC subsidiaries, including capital infusions	-	-	1
Other(2)	3	-	4

Total funding sources	$13	-	17

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

For 2011, portfolio attrition will again provide a key source of liquidity. The combination of attrition, cash generated from operations, potential asset sales should market pricing for receivables improve and selected retail note issuances will generate the liquidity necessary to meet our maturing debt obligations. If necessary, these sources of liquidity may be supplemented with institutionally placed debt.

During 2010, our commercial paper balances outstanding have been lower than historical levels as a result of additional liquidity generated as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties, the receipt of tax related payments and collateral received under derivative contracts which have resulted in an increase in our short-term liquid investment portfolio. We anticipate commercial paper outstanding will be higher in 2011 than during 2010 as it serves as a cost effective source of funding in the current rate

HSBC Finance Corporation

environment. The majority of outstanding commercial paper in 2011 is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Capital Expenditures We made capital expenditures of $15 million and $51 million during 2010 and 2009, respectively. In addition to these amounts, during 2010 and 2009, we capitalized $104 million and $41 million, respectively, relating to the building of several new servicing platforms as part of an initiative to build common platforms across HSBC. We will begin rolling out certain of these platforms in 2011. We currently expect to capitalize approximately $65 million to $75 million of additional costs on these servicing platforms during 2011. Excluding the costs related to the new servicing platforms, capital expenditures in 2011 are not expected to be significant.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at December 31, 2010:

As of December 31,	2010	2009

	(in billions)

Private label and credit cards(1)(2)	$99	$96
Other consumer lines of credit	1	1

Open lines of credit	$100	$97

(1)	These totals include open lines of credit related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2010 and 2009.

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2010 by period due:

	2011	2012	2013	2014	2015	Thereafter	Total

	(in millions)

Principal balance of debt:
Due to affiliates	$600	$1,250	$1,325	$1,805	$2,005	$1,231	$8,216
Long-term debt (including secured financings)	12,780	11,028	6,912	2,890	5,157	15,002	53,769

Total debt	13,380	12,278	8,237	4,695	7,162	16,233	61,985

Operating leases:
Minimum rental payments	36	25	20	20	18	76	195
Minimum sublease income	(4)	(3)	(3)	(4)	(4)	(3)	(21)

Total operating leases	32	22	17	16	14	73	174

Obligations under merchant and affinity programs	45	45	36	17	4	-	147
Obligation to the HSBC North America Pension Plan(1)	168	31	45	42	22	-	308
Non-qualified postretirement benefit liability(2)	27	26	24	24	23	358	482

Total contractual cash obligations	$13,652	$12,402	$8,359	$4,794	$7,225	$16,664	$63,096

(1)	Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the fourth quarter of 2010 and establishes required annual contributions by HSBC North America through 2015. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at

HSBC Finance Corporation

December 31, 2010. See Note 22, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(2)	Expected benefit payments calculated include future service component.

These cash obligations could be funded primarily through cash generated from operations, capital infusions from HSBC, the issuance of new unsecured debt or through secured financings of receivables.

Our purchase obligations for goods and services at December 31, 2010 were not significant.

Off Balance Sheet Arrangements and Secured Financings

Securitizations and Secured Financings Collateralized funding transactions, which include securitizations (collateralized funding transactions structured to receive sale treatment) and secured financings (collateralized funding transactions which do not receive sale treatment) of consumer receivables, have historically been a source of funding and liquidity for us.

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

Additionally, we also have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at December 31, 2010 and 2009, respectively. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and as part of our ongoing liquidity management plans.

Secured financings for continuing operations issued under either our conduit credit facilities or under public trusts during the years ended December 31, 2010, 2009 and 2008 are summarized in the following table:

	Year Ended December 31,
	2010	2009	2008

	(in millions)

Credit card	$195	$300	$1,350
Personal non-credit card	-	1,600	775

Total	$195	$1,900	$2,125

HSBC Finance Corporation

Secured financings for continuing operations issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.1 billion at December 31, 2010 are secured by $6.3 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.7 billion at December 31, 2009 are secured by $6.8 billion of closed-end real estate secured receivables. The following table shows by product type the receivables which secure our secured financings:

As of December 31,	2010	2009

	(in billions)

Real estate secured	$5.9	$6.8
Credit card	.4	-

Total	$6.3	$6.8

The securities issued in connection with collateralized funding transactions may pay off sooner than originally scheduled if certain events occur. For certain personal non-credit card transactions, early payoff of securities may also occur if established delinquency or loss levels are exceeded or if certain other events occur. For all other transactions, early payoff of the securities begins if the annualized portfolio yield drops below a base rate or if certain other events occur. Presently we do not anticipate that any early payoff will take place. If early payoff occurred, our funding requirements would increase. These additional requirements could be met through issuance of various types of debt or an increase in our commercial paper program. We believe we would continue to have adequate sources of funds if an early payoff event occurred.

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

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for 2010 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2010 and 2009, our Level 3 instruments recorded at fair value on a recurring basis include $24 million and $49 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of December 31, 2010 and 2009, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $4 million and $3 million, respectively.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements Transfers from Level 1 to Level 2 during 2010 totaled $59 million and transfers from Level 2 to Level 1 during 2010 totaled $9 million as a result of reclassifications in certain product groupings. There were no transfers between Level 1 and Level 2 during 2009.

Transfers Between Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at December 31, 2010 and 2009 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test, which is described more fully in Note 26, “Fair Value Measurements,” in the accompanying consolidated financial statements, with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During 2010, we transferred $27 million of U.S. government sponsored enterprises and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $12 million from Level 2 to Level 3 of U.S. government sponsored enterprises, corporate debt securities and asset-backed securities which met one or both of the conditions described above.

During 2009, we transferred $213 million of individual securities, primarily asset-backed securities and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $138 million from Level 2 to Level 3 of individual securities, primarily corporate debt securities and asset-backed securities which met one or both of the conditions described above.

We reported a total of $24 million and $49 million of available-for-sale securities, or approximately 1 percent and 2 percent of our securities portfolio as Level 3 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis were 1 percent and 2 percent, respectively.

HSBC Finance Corporation

See Note 26, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Some degree of risk is inherent in virtually all of our activities. Accordingly, we have comprehensive risk management policies and practices in place to address potential financial risks, which include:

•	Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from our lending and treasury activities;
•	Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtaining funding itself;
•	Market risk is the potential for losses in net interest income and mark-to-market positions due to movements in money, foreign exchange, equity or other markets and includes both interest rate risk and foreign currency exchange risk;
•	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk but excluding strategic and reputational risk);
•	Compliance risk is the risk of loss resulting from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses;
•	Reputational risk involves the safeguarding of our reputation and can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events; and
•	Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

Our risk management policies are designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. We continually modify and enhance our risk management policies and systems to reflect changes in markets and products and to better align overall risk management processes. Training, individual responsibility and accountability, together with a disciplined, conservative and constructive culture of control, lie at the heart of our management of risk.

Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board which consists of senior executives throughout the HSBC organization. Senior managers within an independent, central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed.

Senior managers within an independent central risk organization under the leadership of HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the Chief Risk Officer and the Chief Compliance Officer provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Operational risk is decentralized and is the responsibility of each business and support unit under the direction of the HSBC North America Head of Operational Risk. Compliance risk is managed both on a decentralized basis, with staff who are aligned with and advise each business segment, as well as with an increasing level of centralized compliance services. During 2010, the compliance function began reporting to the Chief Executive Officer of HSBC North America as well as functionally to the HSBC Head of Group Compliance. In January 2011 a permanent Head of HSBC Compliance, North America was appointed who reports to the Chief Executive Officer of HSBC North America and the HSBC Head of Group Compliance. Previously, this formal independent compliance function was under the direction of the HSBC North America Head of Legal and Compliance.

HSBC Finance Corporation

Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses.

In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable estimates, with the understanding that actual results may vary significantly from model projections.

Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its Audit and Risk Committee and Compliance Committee. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Executive Officer, focuses on governance, emerging issues, and risk management strategies.

In addition, the HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review liquidity and market risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board and approved by our Audit and Risk Committee.

Further oversight is provided by a network of specialized subcommittees which function under the HSBC North America Risk Management Committee. These subcommittees are chaired by the Chief Risk Officer and his staff and include the Operational Risk and Internal Control Committee, the Credit Risk Analytics Oversight Committee, a Capital Management Review Meeting, and Stress Testing and Scenario Oversight Committee.

Credit Risk Management Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.

Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality – Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The Credit Review function provides an ongoing independent assessment of credit risk, the quality of credit risk management and in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The Credit Review functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending

HSBC Finance Corporation

unit. Selective capital markets based functions are included within this scope. CRRI also independently assesses the retail and wholesale credit risk and reserving models to determine if they are fit for purpose and consistent with regulatory requirements and HSBC Group Policy.

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

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $33 million and $46 million at December 31, 2010 and 2009, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.5 billion and $3.4 billion at December 31, 2010 and 2009, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

See Note 17, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 26, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

Liquidity Risk The balance sheet and credit dynamics described above have had a significant impact on our liquidity risk management processes. Continued success in reducing the size of our non-core receivable portfolio coupled with stabilization in our core credit card portfolio will be the primary driver of our liquidity management process going forward. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to elevated charge-offs, may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management strategies. In addition to select debt issuances, should market pricing for receivables improve in future years, our intent may change and a portion of this required funding could be generated through selected receivable portfolio sales. Domestic debt markets have reopened to financial institutions during 2010 and we were able to successfully generate $1.0 billion in funding in December through the issuance of new 10-year fixed rate subordinated debt. In the event a portion of our future incremental funding need is met through issuances of unsecured term debt, we anticipate these issuances would be structured to better match the projected cash flows of

HSBC Finance Corporation

the remaining run-off portfolio and reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity and willingness to continue to provide such support.

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

The following summarizes our credit ratings at December 31, 2010 and 2009:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of December 31, 2010:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A+
As of December 31, 2009:
Senior debt	A	A3	AA-
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB	Baa2	A+

As of December 31, 2010, there were no pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above.

Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

The measurement and management of liquidity risk is a primary focus for us. Three standard analyses are utilized to accomplish this goal. First, a rolling 90 day funding plan is updated several times each week to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annual) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next twelve months are updated at least weekly and monthly funding plans for the next two calendar years are maintained. These plans compare funding inflows from projected balance sheet attrition and cash generated from operations with debt maturities and determine both the timing and size of potential funding requirements. Lastly, contingency funding plans are maintained as part of the liquidity management process. Multiple funding scenarios are regularly evaluated for a variety of time horizons and assume limited or no access to secured and unsecured sources of liquidity. These alternative scenarios are designed to enable us to identify funding shortfalls well in advance of their occurrence and execute alternate liquidity management strategies to fund these shortfalls. The results of these analyses are presented to both our Asset/Liability Management Committee and HSBC’s risk management function at least monthly.

Consistent with the experience of most other financial sector issuers, the quoted spreads on our primary and secondary market debt which widened in the first half of 2010 began to tighten during the second half of 2010. Additionally, demand for our debt from investors increased and we selectively issued new debt to meet this demand. Should our 2011 funding plans change and we elect to issue institutionally-placed senior debt, we anticipate a reduction in the total amount of debt that could be issued when compared to historical issuances.

See “Liquidity and Capital Resources” for further discussion of our liquidity position.

Market Risk The objective of our market risk management process is to manage and control market risk exposures in order to optimize return on risk while maintaining a market profile as a provider of financial products and

HSBC Finance Corporation

services. Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios. The Regional Head of Market Risk oversees the management of market risk.

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

The progression of the credit crisis over the last 3 years is impacting this risk profile. Originally modeled as 3 years, the duration assumption for our fixed rate real estate portfolio was increased to 5.8 years in 2010 to reflect the impact of a higher percentage of loans staying on our balance sheet longer due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new term debt issuance. As our receivable portfolio becomes smaller, our ability to more accurately project exposure will increase as well as our ability to manage that risk.

We maintain an overall risk management strategy that primarily uses standard interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps, but have used forwards, futures, options, and other risk management instruments. We do not use leveraged derivative financial instruments.

We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. We currently offer specialty insurance products in Canada. Accordingly, our financial statements are affected by movements in exchange rates between the Canadian dollar and the U.S. dollar. Prior to the sale of our foreign subsidiaries in 2008, we did not enter into foreign exchange contracts to hedge our investment in foreign subsidiaries. We do not currently have any foreign subsidiaries.

Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, reductions in loan yields due to loan modifications, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we can not precisely predict our earnings due to the uncertainty inherent in the macro economic environment. We use derivative financial instruments, principally interest rate swaps, to manage these exposures.

HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At December 31, 2010 and 2009, our absolute PVBP limit was $8.20 million and $8.95 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at December 31, 2010 and 2009 dictated that the value of the balance sheet could not increase or decrease by more than $8.20 million and $8.95 million, respectively. The reduction in our PVBP limit coincides with the previously discussed actions we have taken to lower overall market risk through the execution of additional non-qualifying hedge positions as well as attrition in our receivable portfolios. Over time we anticipate further reductions in our exposure to interest rate risk through the execution of additional non-qualifying hedges.

HSBC Finance Corporation

The following table shows the components of our absolute PVBP position at December 31, 2010 and 2009 broken down by currency risk:

At December 31,	2010	2009

	(in millions)

USD	$6.351	$6.657
JPY	.132	.099

Absolute PVBP risk	$6.483	$6.756

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

At December 31,	2010	2009

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$38	$66
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	43	70

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

Operational Risk Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk, but excluding strategic and reputation risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well defined independent risk management.

We employ an independent, Executive Vice President level, Head of Operational Risk and Control reporting directly to the HSBC North America Chief Risk Officer and functionally to the Global Head of Operational Risk Management for HSBC. The North America Operational Risk and Internal Control Committee, chaired by the HSBC North America Chief Risk Officer, is responsible for oversight of operational risk management, including internal controls to mitigate risk exposure and comprehensive reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit and Risk Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for

HSBC Finance Corporation

communicating and implementing all control standards. A central Operational Risk and Internal Control function provides functional oversight by coordinating the following activities:

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

Management practices include standard monthly reporting to business line managers, senior management and the Operational Risk and Internal Control Committee of high risks, control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events which take place to ensure that the firm remains in line with best practice and takes into account lessons learned from publicized operational failures within the financial services industry. Operational Risk management is an integral part of the product development process and the employee performance measurement process. An online certification process, attesting to the completeness and accuracy of operational risk, is completed by senior business management on an annual basis.

Internal audits provide an important independent check on controls and test institutional compliance with the operational risk management framework. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process and the loss data collection and reporting activities.

Compliance Risk Compliance risk is the risk arising from failure to comply with relevant laws, regulations, and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.

Prior to the second quarter of 2010, compliance risk reported to the HSBC North America Head of Legal and Compliance. Beginning in the second quarter of 2010, the Compliance and Legal functions were separated and the Compliance function reported to the CEO of HSBC North America as well as functionally to the HSBC Head of Group Compliance. In January 2011 a permanent Head of HSBC Compliance, North America was appointed who reports to the Chief Executive Officer of HSBC North America and the HSBC Head of Group Compliance. Additional steps were taken in 2010 to further strengthen our compliance risk management approach, including increased investment in people, systems and advisory services; strategic actions to streamline our business; and the strengthening of the Anti-Money Laundering (“AML”) Office with responsibility for the guidance and oversight of AML risk management activities within HSBC North America and its subsidiaries, including HSBC Finance Corporation. Efforts to strengthen the Compliance function will continue.

HSBC Finance Corporation

Consistent with HSBC’s commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, HSBC Finance Corporation has implemented a multi-faceted Compliance Risk Management Program. This program addresses the following priorities, among other issues:

•	AML regulations;

•	fair lending and consumer protection laws;

•	dealings with affiliates;

•	permissible activities; and

•	conflicts of interest.

Oversight of the Compliance Risk Management Program is provided by the Compliance Committee of the Board of Directors through the Risk Management Committee, which is advised of significant potential issues, strategic policy-making decisions and reputational risk matters. Internal audit, through continuous monitoring and periodic audits, tests the effectiveness of the overall Compliance Risk Management Program.

The independent Corporate Compliance function is headed by a Chief Compliance Officer who reports to the Chief Executive Officer and the Regional Compliance Officer of HSBC North America. The Corporate Compliance function is supported by various compliance teams assigned to individual business units. The Corporate Compliance function is responsible for the following activities:

•	advising management on compliance matters;

•	providing independent assessment and monitoring; and

•	reporting compliance issues to HSBC Finance Corporation senior management, Compliance Committee and Board of Directors, as well as to HSBC Compliance.

The overall Corporate Compliance program includes identification, assessment, monitoring, control and mitigation of the risk and timely resolution of the results of risk events. These functions are generally performed by business line management, with oversight provided by business and Corporate Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and information security/privacy. A separate Corporate Compliance Control Unit, along with Internal Audit, tests the effectiveness of the overall Compliance Risk Management Program through continuous monitoring and periodic target audits.

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

Business Continuity Planning We are committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. We are governed by the HSBC North America Crisis Management Framework, which provides an enterprise-wide response and communication approach for managing major business continuity events or incidents. It is designed to be flexible and is scaled to the scope and magnitude of the event or incident.

The Crisis Management Framework works in tandem with the HSBC North America Corporate Contingency Planning Policy, business continuity plans and key business continuity committees to manage events. The North American Crisis Management Committee, a 24/7 standing committee, is activated to manage the Crisis Management process in concert with our senior management. This committee provides critical strategic management of business continuity crisis issues, risk management, communication, coordination and recovery management. In particular, the HSBC North America Crisis Management Committee has implemented an enterprise-wide plan, response and communication approach for pandemic preparedness. Tactical management of business continuity issues is handled by the Corporate and Local Incident Response Teams in place at each major site. We have also designated an Institutional Manager for Business Continuity who plays a key role on the Crisis Management Committee. All major business and support functions have a senior representative assigned to our Business Continuity Planning Committee, which is chaired by the Institutional Manager.

We test business continuity and disaster recovery resiliency and capability through routine contingency tests and actual events. Business continuity and disaster recovery programs have been strengthened in numerous areas as a result of these tests or actual events. There is a continuing effort to enhance the program well beyond the traditional business resumption and disaster recovery model.

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

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In October 2010, the FASB issued a Proposed Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. For purposes of identifying and disclosing troubled debt restructurings, the proposed clarifications would be effective for interim and annual reporting periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the proposed clarifications would be effective on a prospective basis for interim and annual periods ending after June 15, 2011, with retrospective application permitted. If an entity applies the proposed clarifications prospectively for impairment measurement, it must disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered to be impaired as a result of these clarifications. We are currently evaluating the potential impact of adopting this Proposed Accounting Standards Update which could result in changes in our future reserve requirements or changes to our existing customer account management policies and practices in the event this proposal were to be approved in its current form.

HSBC Finance Corporation

GLOSSARY OF TERMS

Affinity Credit Card – A MasterCard or Visa account jointly sponsored by the issuer of the card and an organization whose members share a common interest (e.g., the Union Plus® credit card program).

Auto Finance Receivables – Closed-end loans secured by a first lien on a vehicle.

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

Federal Reserve – The Federal Reserve Board, the principal regulator of HSBC North America.

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

HSBC Finance Corporation

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

HOHU – HSBC Overseas Holdings (UK) Limited, a U.K. based subsidiary of HSBC.

HTCD – HSBC Trust Company (Delaware); a wholly-owned banking subsidiary of HSBC USA Inc.

HTSU – HSBC Technology & Services (USA) Inc., an indirect wholly-owned subsidiary of HSBC North America which provides information technology and centralized operational services, such as human resources, tax, finance, compliance, legal, corporate affairs and other services shared among HSBC Affiliates, primarily in North America.

IFRS Management Basis – A non-U.S. GAAP measure of reporting results in accordance with IFRSs and assumes that the GM and UP Portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain in our income statement. IFRS Management Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation.

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

Loan-to-Value (“LTV”) Ratio – The loan balance at time of origination expressed as a percentage of the appraised property value at the time of origination.

MasterCard, Visa, American Express and Discover Receivables – Receivables generated through customer usage of MasterCard, Visa, American Express and Discover networks.

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

HSBC Finance Corporation

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

Refreshed Loan-to-Value – For first liens, the current loan balance expressed as a percentage of the current property value. For second liens, the current loan balance plus the senior lien amount at origination expressed as a percentage of the current property value. Current property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Office of Federal Housing Enterprise Oversight’s house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated current value of the home could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

Return on Average Assets – Net income as a percentage of average assets.

Return on Average Common Shareholder’s Equity – Net income less dividends on preferred stock as a percentage of average common shareholder’s equity.

SEC – The Securities and Exchange Commission.

Secured Financing – A type of Collateralized Funding Transaction in which the interests in a dedicated pool of consumer receivables, typically real estate secured, credit card, auto finance or personal non-credit card receivables, are sold to investors. Generally, the pool of consumer receivables are sold to a special purpose entity which then issues securities that are sold to investors. Secured Financings do not receive sale treatment for accounting purposes and, as a result, the receivables and related debt remain on our balance sheet.

Stated Income (Low Documentation) – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.

Tangible Assets – Total assets less intangible assets, goodwill and derivative financial assets.

Tangible Common Equity – Common shareholder’s equity excluding unrealized gains and losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains and losses on investments and interest-only strip receivables, as well as subsequent changes in fair value recognized in earnings associated with debt and related derivatives for which we elected fair value option accounting, less intangible assets and goodwill.

Tangible Shareholders’ Equity – Tangible common equity plus preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates).

Taxpayer Financial Services (“TFS”) Revenue – Our taxpayer financial services business provided consumer tax refund lending in the United States. This income primarily consisted of fees received from the consumer for a short term loan which will be repaid from their Federal income tax return refund. During the fourth quarter of 2010, we discontinued the operations of our TFS business and it is now reported in discontinued operations.

UP Portfolio – A Union Plus MasterCard/Visa receivable portfolio that was sold to HSBC Bank USA in January 2009 with new Union Plus MasterCard/Visa receivable originations sold to HSBC Bank USA on a daily basis.

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2010	2009		2008	2007	2006

	(dollars are in millions)

Two-Month-and-Over Contractual Delinquency Ratios
Continuing operations:
Real estate secured(1)	16.56%	15.78	%(5)	14.17%	7.49%	3.65%
Credit card	6.18	10.41		7.12	5.81	4.60
Private label(4)	-	-		24.71	20.05	13.19
Personal non-credit card	10.94	13.65	(5)	19.06	14.48	9.91

Total consumer – continuing operations	14.41	14.74	(5)	13.19	8.08	4.67
Discontinued operations	-	5.62		5.16	4.60	4.73

Total consumer	14.41	14.27%		12.52%	7.56%	4.68%

Ratio of Net Charge-offs to Average Receivables for the Year
Continuing operations:
Real estate secured(2)	9.50	9.85	%(5)	5.47%	2.37%	1.01%
Credit card	16.05	18.20		12.00	7.32	5.59
Private label(4)	-	-		29.61	16.56	8.67
Personal non-credit card	22.65	27.96	(5)	13.46	8.28	7.24

Total consumer – continuing operations	11.98	13.59	(5)	7.90	4.23	2.72
Discontinued operations	5.34	9.90		5.41	4.17	4.53

Total	11.79	13.38%		7.58%	4.22%	2.97%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables	10.01	10.14	%(5)	5.91%	2.74%	1.25%

Nonaccrual Receivables (Including Nonaccrual Receivables Held For Sale)
Continuing operations:
Real estate secured(3)	$6,360	$6,995	(5)	$7,705	$4,752	$2,604
Private label(4)	-	-		12	25	31
Personal non-credit card	530	998	(5)	2,420	2,092	1,444

Total consumer – continuing operations	6,890	7,993	(5)	10,137	6,869	4,079
Commercial and other	-	-		-	-	-
Discontinued operations	-	252		537	919	871

Total	$6,890	$8,245		$10,674	$7,788	$4,950

Accruing Consumer Receivables 90 or More Days Delinquent
Credit Card – continuing operations	$447	$890		$1,333	$1,240	$894
Discontinued operations	-	-		-	37	35

Total	$447	$890		$1,333	$1,277	$929

Real Estate Owned
Continuing operations	$962	$592		$885	$1,008	$661
Discontinued operations	-	-		-	15	9

Total	$962	$592		$885	$1,023	$670

Renegotiated Commercial Loans	$-	$-		$-	$-	$1

(1)	Real estate secured two-months-and-over contractual delinquency ratios for our Mortgage Services and Consumer Lending businesses are below.

	2010	2009	2008	2007	2006

Mortgage Services:
First lien	19.12%	17.62%	18.07%	11.70%	4.50%
Second lien	11.23	12.87	18.37	15.61	5.74

Total Mortgage Services	18.05%	16.91%	18.11%	12.47%	4.75%

Consumer Lending:
First lien	16.18	15.37	11.64	3.72	2.07
Second lien	12.81	14.03	14.45	6.93	3.06

Total Consumer Lending	15.85%	15.21%	12.00%	4.15%	2.21%

HSBC Finance Corporation

CREDIT QUALITY STATISTICS (CONTINUED)

(2)	Real estate secured net charge-off ratios for our Mortgage Services and Consumer Lending businesses are below.

	2010	2009	2008	2007	2006

Mortgage Services:
First lien	10.13%	11.35%	5.82%	1.60%	.77%
Second lien	24.52	28.72	30.52	12.15	2.38

Total Mortgage Services	12.16%	14.11%	10.38%	3.77%	1.12%

Consumer Lending:
First lien	6.81	5.60	1.31	.79	.85
Second lien	19.62	21.93	10.41	3.79	1.12

Total Consumer Lending	8.19%	7.62%	2.52%	1.20%	.89%

(3)	Real estate nonaccrual receivables are comprised of the following:

	2010	2009	2008	2007	2006

Real estate secured:
Closed-end:
First lien	$5,910	$6,304	$6,452	$3,583	$2,023
Second lien	320	510	931	801	535
Revolving:
First lien	6	2	8	19	22
Second lien	124	179	314	349	24

Total real estate secured	$6,360	$6,995	$7,705	$4,752	$2,604

(See “Credit Quality” in this MD&A for components of real estate nonaccrual receivables assuming the December 2009 Charge-off Policy Changes had not occurred.)

(4)	Private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio, slight changes in dollars of delinquency, the outstanding principal balance of the portfolio, net charge-off dollars or the average principal balance of the portfolio can result in significant changes in these ratios. In 2009, we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

(5)	In December 2009 we changed our charge-off policy for real estate secured and personal non-credit card receivables. See Note 8, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for detailed discussion of these changes. This resulted in incremental charge-offs in December 2009 of $2.4 billion and $1.1 billion for real estate secured and personal non-credit card receivables, respectively. The following table presents credit quality statistics as reported as well as assuming the charge-off policy changes had not occurred:

	As Reported	Excluding Policy Change

	(dollars are in millions)

Contractual Delinquency Ratios:
Real estate secured	15.78%	19.05%
Personal non-credit card	13.65	21.66
Total consumer – continuing operations	14.74	18.22
Net Charge-off Ratios:
Real estate secured	9.85%	6.26%
Personal non-credit card	27.96	20.11
Total consumer – continuing operations	13.59	9.84
Nonaccrual Receivables (Including Nonaccrual Receivables Held For Sale):
Real estate secured	$6,995	$9,397
Personal non-credit card	998	2,069
Total consumer – continuing operations	7,993	11,466
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables	10.14%	6.56%

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS

	2010	2009	2008	2007	2006

	(dollars are in millions)

Total Credit Loss Reserves at January 1	$9,091	$12,030	$10,127	$5,980	$3,970

Provision for Credit Losses	6,180	9,650	12,410	9,930	5,572

Charge-offs(4):
Real estate secured(1)	(5,267)	(6,663)	(4,318)	(2,199)	(931)
Credit card	(1,905)	(2,385)	(3,147)	(2,463)	(1,665)
Private label	-	-	(35)	(45)	(43)
Personal non-credit card	(2,328)	(4,039)	(2,474)	(1,729)	(1,455)

Total consumer	(9,500)	(13,087)	(9,974)	(6,436)	(4,094)
Commercial and other	-	-	(1)	-	(2)

Total receivables charged off	(9,500)	(13,087)	(9,975)	(6,436)	(4,096)

Recoveries:
Real estate secured(2)	112	65	49	72	33
Credit card	233	206	369	383	274
Private label	-	-	6	9	13
Personal non-credit card	375	227	222	211	216

Total consumer	720	498	646	675	536
Commercial and other	-	-	-	-	-

Total recoveries on receivables	720	498	646	675	536

Reserves on Receivables Transferred to Held For Sale:
Real estate secured	-	-	(224)	-	-
Credit card	-	-	(944)	-	-
Personal non-credit card	-	-		-	-

Total consumer	-	-	(1,168)	-	-
Commercial and other	-	-	-	-	-

Total reserves on receivables transferred to held for sale	-	-	(1,168)	-	-

Other, net	-	-	(10)	(22)	(2)

Credit Loss Reserves(4):
Real estate secured	4,187	5,427	7,113	4,954	2,365
Credit card	978	1,816	2,246	2,635	1,864
Private label	-	-	16	26	38
Personal non-credit card	1,326	1,848	2,655	2,511	1,712

Total consumer	6,491	9,091	12,030	10,126	5,979
Commercial and other	-	-	-	1	1

Total Credit Loss Reserves at December 31	$6,491	$9,091	$12,030	$10,127	$5,980

Ratio of Credit Loss Reserves to:
Net charge-offs(3)(4)	73.9%	72.2%	136.4%	175.8%	168.0
Receivables:
Consumer(3)(4)	9.78	11.13	11.97	7.63	4.31
Commercial	-	-	-	.69	.55

Total(3)	9.78%	11.13%	11.96%	7.63%	4.31%

Nonperforming loans:
Consumer(3)(4)	88.5%	102.4%	110.0%	125.3%	121.6%
Commercial	-	-	-	-	100.0

Total(3)	88.5%	102.4%	110.0%	125.3%	121.6%

(1)	Real estate secured charge-offs can be further analyzed as follows:

	2010	2009	2008	2007	2006

Closed end:
First lien	$(3,804)	$(4,373)	$(1,942)	$(879)	$(582)
Second lien	(1,146)	(1,787)	(1,822)	(928)	(256)
Revolving:
First lien	(7)	(8)	(14)	(20)	(17)
Second lien	(310)	(495)	(540)	(372)	(76)

Total	$(5,267)	$(6,663)	$(4,318)	$(2,199)	$(931)

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS (CONTINUED)

(2)	Real estate recoveries can be further analyzed as follows:

	2010	2009	2008	2007	2006

Closed end:
First lien	$37	$22	$10	$45	$11
Second lien	58	30	30	20	15
Revolving:
First lien	6	3	1	2	2
Second lien	11	10	8	5	5

Total	$112	$65	$49	$72	$33

(3)	Ratio excludes nonperforming loans and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

(4)	In December 2009 we changed our charge-off policy for real estate secured and personal non-credit card receivables. See Note 8, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for detailed discussion of these changes. This resulted in incremental charge-offs in December 2009 of $2.4 billion and $1.1 billion for real estate secured and personal non-credit card receivables, respectively. See “Credit Quality” in this MD&A for further discussion of ratios and trends including 2009 ratios excluding the impact of the December 2009 Charge-off Policy Changes.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2010 COMPARED TO 2009

					Finance and
	Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Average Rate(6)		Interest Expense		Total	Volume	Rate
	2010	2009	2010	2009	2010	2009	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$54,264	$67,083	6.48%	6.25%	$3,517	$4,196	$(679)	$(826)	$147
Credit card	10,415	13,183	21.25	20.84	2,213	2,748	(535)	(588)	53
Personal non-credit card	8,623	13,634	15.91	14.02	1,372	1,912	(540)	(772)	232
Commercial and other(5)	46	(28)	113.04	36.71	52	(10)	62	59	3

Total receivables	73,348	93,872	9.75	9.42	7,154	8,846	(1,692)	(1,992)	300
Noninsurance investments	6,745	5,637	.80	.73	54	41	13	9	4

Total interest-earning assets (excluding insurance investments)	$80,093	$99,509	9.00%	8.93%	$7,208	$8,887	$(1,679)	$(1,747)	$68
Insurance investments	2,107	2,062
Other assets	2,991	(1,308)

Total Assets	$85,191	$100,263

Debt:
Commercial paper	$3,732	$5,412	.30%	.90%	$11	$49	$(38)	$(12)	$(26)
Due to related party	8,473	10,942	1.73	2.25	147	246	(99)	(49)	(50)
Long-term debt	62,462	74,210	4.59	4.76	2,865	3,534	(669)	(542)	(127)

Total debt	$74,667	$90,564	4.05%	4.23%	$3,023	$3,829	$(806)	$(648)	$(158)
Other liabilities	2,871	(1,844)

Total liabilities	77,538	88,720
Preferred securities	663	575
Common shareholder’s equity	6,990	10,968

Total Liabilities and Shareholder’s Equity	$85,191	$100,263

Net Interest Margin(3)			5.23%	5.08%	$4,185	$5,058	$(873)	$(1,099)	$226

Interest Spreads(4)			4.95	4.70

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(5)	Includes commercial receivables as well as purchase accounting adjustments.

(6)	Average rate may not recompute from the dollar figures presented due to rounding.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2009 COMPARED TO 2008

					Finance and
	Average				Interest Income/		Increase/(Decrease) Due to:
	Outstanding(1)		Average Rate(6)		Interest Expense			Volume	Rate
	2009	2008	2009	2008	2009	2008	Variance	Variance(2)	Variance(2)

	(dollars are in millions)

Receivables:
Real estate secured	$67,083	$78,280	6.25%	7.66%	$4,196	$5,994	$(1,798)	$(788)	$(1,010)
Credit card	13,183	28,243	20.84	16.19	2,748	4,572	(1,824)	(2,893)	1,069
Private label	-	97	-	20.62	-	20	(20)	(20)	-
Personal non-credit card	13,634	16,735	14.02	17.32	1,912	2,898	(986)	(486)	(500)
Commercial and other(5)	(28)	63	36.17	12.69	(10)	8	(18)	(21)	3

Total receivables	93,872	123,418	9.42	10.93	8,846	13,492	(4,646)	(2,946)	(1,700)
Noninsurance investments	5,637	3,859	.73	3.21	41	124	(83)	41	(124)

Total interest-earning assets (excluding insurance investments)	$99,509	$127,277	8.93%	10.70%	$8,887	$13,616	$(4,729)	$(2,690)	$(2,039)
Insurance investments	2,062	2,200
Other assets	(1,308)	2,124

Total Assets	$100,263	$131,601

Debt:
Commercial paper	$5,412	$7,853	.90%	2.64%	$49	$207	$(158)	$(51)	$(107)
Due to related party	10,942	11,946	2.25	4.18	246	499	(253)	(39)	(214)
Long-term debt	74,210	105,306	4.76	4.72	3,534	4,974	(1,440)	(1,482)	42

Total debt	$90,564	$125,105	4.23%	4.54%	$3,829	$5,680	$(1,851)	$(1,483)	$(368)
Other liabilities	(1,844)	(7,467)

Total liabilities	88,720	117,638
Preferred securities	575	575
Common shareholder’s equity	10,968	13,388

Total Liabilities and Shareholder’s Equity	$100,263	$131,601

Net Interest Margin(3)			5.08%	6.24%	$5,058	$7,936	$(2,878)	$(1,207)	$(1,671)

Interest Spreads(4)			4.70	6.16%

(1)	Nonaccrual loans are included in average outstanding balances.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total interest variance. For total receivables, total interest-earning assets and total debt, the rate and volume variances are calculated based on the relative weighting of the individual components comprising these totals. These totals do not represent an arithmetic sum of the individual components.

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(5)	Includes commercial receivables as well as purchase accounting adjustments.

(6)	Average rate may not recompute from the dollar figures presented due to rounding.

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

IFRS Management Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs and that assumes GM and UP credit card portfolios as well as the private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that all purchase accounting fair value adjustments reflecting our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. For a reconciliation of IFRS Management Basis results to the comparable owned basis amounts, see Note 24, “Business Segments,” to the accompanying consolidated financial statements.

Equity Ratios In managing capital, we develop targets for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio, the projected operating environment and related risks, and any acquisition objectives. We, certain rating agencies and our credit providing banks monitor ratios excluding the equity impact of unrealized gains losses on cash flow hedging instruments, postretirement benefit plan adjustments and unrealized gains on investments as well as subsequent changes in fair value recognized in earnings associated with debt and the related derivatives for which we elected the fair value option. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures Reconciliations of selected equity ratios follow.

HSBC Finance Corporation

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES
EQUITY RATIOS – CONTINUING OPERATIONS

	2010	2009	2008	2007	2006

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$6,145	$7,804	$12,862	$13,584	$19,515
Exclude:
Fair value option adjustment	(453)	(518)	(2,494)	(545)	-
Unrealized (gains) losses on cash flow hedging instruments	575	633	1,316	718	61
Postretirement benefit plan adjustments, net of tax	-	(8)	(4)	3	1
Unrealized (gains) losses on investments and interest-only strip receivables	(74)	(31)	55	13	23
Intangible assets	(605)	(748)	(922)	(1,107)	(2,218)
Goodwill	-	-	(2,294)	(2,827)	(7,010)

Tangible common equity	$5,588	$7,132	$8,519	$9,839	$10,372

Tangible shareholders’ equity:
Tangible common equity	$5,588	$7,132	$8,519	$9,839	$10,372
Preferred stock	1,575	575	575	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000	1,275	1,275	1,275

Tangible shareholders’ equity	$8,163	$8,707	$10,369	$11,689	$12,222

Tangible assets:
Total assets	$76,532	$94,553	$130,830	$165,504	$179,218
Exclude:
Intangible assets	(605)	(748)	(922)	(1,107)	(2,218)
Goodwill	-	-	(2,294)	(2,827)	(7,010)
Derivative financial assets	(75)	-	(8)	(48)	(298)

Tangible assets	$75,852	$93,805	$127,606	$161,522	$169,692

Equity ratios:
Common and preferred equity to total assets	10.09%	8.86%	10.27%	8.56%	11.21%
Tangible common equity to tangible assets(1)	7.37	7.60	6.68	6.09	6.11
Tangible shareholders’ equity to tangible assets(1)	10.76	9.28	8.13	7.24	7.20

(1)	Prior to 2008, this calculation was performed using managed assets. Managed assets included owned assets plus loans which we sold and serviced with limited recourse. As previously disclosed, beginning in the third quarter of 2004, we began to structure all new collateralized funding transactions as secured financings which results in the receivables and related debt remaining on our balance sheet. Receivables serviced with limited recourse were reduced to zero during the first quarter of 2008 and, as a result, tangible managed assets and owned assets converged. The following table shows the tangible managed asset balances prior to 2008 as well as the ratios above calculated using total managed assets:

	2007	2006

	(dollars are in millions)

Total owned assets	$165,504	$179,218
Receivables serviced with limited recourse	124	949

Total managed assets	165,628	180,167
Exclude:
Intangible assets	(1,107)	(2,218)
Goodwill	(2,827)	(7,010)
Derivative financial assets	(48)	(298)

Tangible managed assets	$161,646	$170,641

Equity ratios:
Tangible common equity to tangible managed assets	6.09	6.08
Tangible shareholder’s(s’) equity to tangible managed assets	7.23	7.16

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

Item 8. Financial Statements and Supplementary Data.

Our 2010 Financial Statements meet the requirements of Regulation S-X. The 2010 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation, an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2011

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
HSBC Finance Corporation:

We have audited HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HSBC Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on HSBC Finance Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, HSBC Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSBC Finance Corporation, an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 28, 2011

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2010	2009	2008

	(in millions)

Finance and other interest income	$7,208	$8,887	$13,616
Interest expense on debt held by:
HSBC affiliates	147	246	499
Non-affiliates	2,876	3,583	5,181

Net interest income	4,185	5,058	7,936
Provision for credit losses	6,180	9,650	12,410

Net interest income (loss) after provision for credit losses	(1,995)	(4,592)	(4,474)

Other revenues:
Insurance revenue	274	334	417
Investment income	99	109	124
Net other-than-temporary impairment losses(1)	-	(25)	(54)
Derivative related income (expense)	(379)	300	(306)
Gain (loss) on debt designated at fair value and related derivatives	741	(2,125)	3,160
Fee income	188	650	1,687
Enhancement services revenue	404	484	700
Gain on bulk receivable sales to HSBC affiliates	-	50	-
Gain on receivable sales to HSBC affiliates	540	469	260
Servicing and other fees from HSBC affiliates	666	748	545
Lower of cost or fair value adjustment on receivables held for sale	2	(374)	(514)
Other income (expense)	32	92	(68)

Total other revenues	2,567	712	5,951

Operating expenses:
Salaries and employee benefits	597	1,119	1,594
Occupancy and equipment expenses, net	92	182	238
Other marketing expenses	314	184	350
Real estate owned expenses	274	199	342
Other servicing and administrative expenses	814	947	1,020
Support services from HSBC affiliates	1,092	925	922
Amortization of intangibles	143	157	178
Goodwill and other intangible asset impairment charges	-	2,308	329
Policyholders’ benefits	152	197	199

Operating expenses	3,478	6,218	5,172

Loss from continuing operations before income tax benefit	(2,906)	(10,098)	(3,695)
Income tax benefit	1,007	2,632	1,087

Loss from continuing operations	(1,899)	(7,466)	(2,608)
Discontinued Operations (Note 3);
(Loss) gain from discontinued operations before income tax	(26)	29	(227)
Income tax benefit (expense)	9	(13)	52

(Loss) income from discontinued operations	(17)	16	(175)

Net loss	$(1,916)	$(7,450)	$(2,783)

(1)	During 2009, $36 million of gross other-than-temporary impairment losses on securities available-for-sale were recognized, of which $11 million was recognized in accumulated other comprehensive income (loss) (“AOCI”).

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

December 31,	2010	2009

	(in millions,
	except share data)

Assets
Cash	$175	$289
Interest bearing deposits with banks	1,016	17
Securities purchased under agreements to resell	4,311	2,850
Securities available-for-sale	3,371	3,187
Receivables, net (including $6.3 billion and $6.8 billion at December 31, 2010 and 2009, respectively, collateralizing long-term debt)	61,333	74,308
Receivables held for sale	4	3
Intangible assets, net	605	748
Properties and equipment, net	202	201
Real estate owned	962	592
Derivative financial assets	75	-
Deferred income taxes, net	2,491	2,887
Other assets	1,791	4,563
Assets of discontinued operations	196	4,908

Total assets	$76,532	$94,553

Liabilities
Debt:
Due to affiliates (including $436 million at December 31, 2010 carried at fair value)	$8,255	$9,043
Commercial paper	3,156	4,291
Long-term debt (including $20.8 billion and $26.7 billion at December 31, 2010 and 2009, respectively, carried at fair value and $4.1 billion and $4.7 billion at December 31, 2010 and 2009, respectively, collateralized by receivables)	54,616	68,880

Total debt	66,027	82,214

Insurance policy and claim reserves	982	996
Derivative related liabilities	2	60
Liability for postretirement benefits	265	268
Other liabilities	1,519	1,822
Liabilities of discontinued operations	17	814

Total liabilities	68,812	86,174

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued)	1,000	-
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 66 shares and 65 shares issued at December 31, 2010 and 2009, respectively)	-	-
Additional paid-in capital	23,321	23,119
Accumulated deficit	(16,685)	(14,732)
Accumulated other comprehensive loss	(491)	(583)

Total common shareholder’s equity	6,145	7,804

Total liabilities and shareholders’ equity	$76,532	$94,553

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2010	2009	2008

	(dollars are in millions)

Preferred stock
Balance at the beginning of period	575	575	575
Issuance of Series C preferred stock	1,000	-	-

Balance at the end of period	$1,575	$575	$575

Common shareholder’s equity
Common stock
Balance at beginning and end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$23,119	$21,485	$18,227
Excess of book value over consideration received on sale of U.K. Operations to an HSBC affiliate	-	-	(196)
Excess of book value over consideration received on sale of Canadian Operations to an HSBC affiliate	-	-	(46)
Capital contribution from parent	200	2,685	3,500
Return of capital to parent	-	(1,043)	-
Employee benefit plans, including transfers and other	2	(8)	-

Balance at end of period	$23,321	$23,119	$21,485

(Accumulated deficit) retained earnings
Balance at beginning of period	$(14,732)	$(7,245)	$(4,423)
Net loss	(1,916)	(7,450)	(2,783)
Dividend equivalents on HSBC’s Restricted Share Plan	-	-	(2)
Dividends:
Preferred stock	(37)	(37)	(37)
Common stock	-	-	-

Balance at end of period	$(16,685)	$(14,732)	$(7,245)

Accumulated other comprehensive income (loss)
Balance at beginning of period	$(583)	$(1,378)	$(220)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	57	684	(610)
Securities available-for-sale, not other-than temporarily impaired	40	92	(53)
Other-than-temporarily impaired debt securities available-for-sale(1)	3	(7)	-
Postretirement benefit plan adjustment, net of tax	(8)	4	(1)
Foreign currency translation adjustments, net of tax	-	22	(120)

Other comprehensive income (loss), net of tax	92	795	(784)
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of U.K. Operations	-	-	(380)
Reclassification of foreign currency translation and pension adjustments to additional paid-in capital resulting from sale of Canadian Operations	-	-	6

Balance at end of period	$(491)	$(583)	$(1,378)

Total common shareholder’s equity	$6,145	$7,804	$12,862

Comprehensive income ( loss)
Net loss	$(1,916)	$(7,450)	$(2,783)
Other comprehensive income (loss)	92	795	(784)

Comprehensive income (loss)	$(1,824)	$(6,655)	$(3,567)

Preferred stock
Number of shares at beginning of period	575,000	575,000	575,000
Number of shares of Series C preferred stock issued	1,000	-	-

Number of shares at the end of period	576,000	575,000	575,000

Common stock
Number of shares at beginning of period	65	60	57
Number of shares of common stock issued to parent	1	5	3

Number of shares at end of period	66	65	60

(1)	During 2010, gross other-than-temporary impairment (“OTTI”) recoveries on available-for-sale securities totaled $4 million, all relating to the non-credit component of OTTI previously recorded in accumulated other comprehensive income (“AOCI”). During 2009, $36 million of gross OTTI losses on securities available-for-sale were recognized, of which $11 million were recognized in AOCI.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2010	2009	2008

	(in millions)

Cash flows from operating activities
Net loss	$(1,916)	$(7,450)	$(2,783)
Loss from discontinued operations	(17)	16	(175)

Loss from continuing operations	(1,899)	(7,466)	(2,608)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,180	9,650	12,410
Gain on bulk sale of receivables to HSBC Bank USA, National Association (“HSBC Bank USA”)	-	(50)	-
Gain on receivable sales to HSBC affiliates	(540)	(469)	(260)
Goodwill and other intangible impairment charges	-	2,308	329
Loss on sale of real estate owned, including lower of cost or market adjustments	128	101	229
Insurance policy and claim reserves	(53)	(18)	(41)
Depreciation and amortization	179	202	243
Mark-to-market on debt designated at fair value and related derivatives	48	2,880	(2,924)
Gain on sale of Visa Class B shares	-	-	(11)
Deferred income tax (benefit) provision	315	(247)	(13)
Net change in other assets	2,813	(754)	(206)
Net change in other liabilities	(306)	(584)	(804)
Originations of loans held for sale	(33,799)	(38,089)	(24,884)
Sales and collections on loans held for sale	34,343	38,786	25,114
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(630)	(594)	(161)
Change in accrued finance income related to December 2009 charge-off policy changes and nonaccrual policy change for re-aged loans	-	541	-
Other-than-temporary impairment on securities	-	25	54
Lower of cost or fair value adjustments on receivables held for sale	(2)	374	514
Other, net	438	185	148

Cash provided by operating activities – continuing operations	7,215	6,781	7,129
Cash provided by operating activities – discontinued operations	609	593	1,496

Net cash provided by (used in) operating activities	7,824	7,374	8,625

Cash flows from investing activities
Securities:
Purchased	(1,051)	(536)	(452)
Matured	452	363	538
Sold	216	166	175
Net change in short-term securities available-for-sale	274	52	(510)
Net change in securities purchased under agreements to resell	(1,461)	(1,825)	481
Net change in interest bearing deposits with banks	(999)	8	251
Proceeds from sale of affiliate preferred shares to HSBC Holdings Plc	-	242	-
Proceeds from sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	-	106	-
Proceeds from sale of Visa Class B shares	-	-	11
Receivables:
Net (originations) collections	4,623	6,170	4,452
Purchases and related premiums	(45)	(43)	(48)
Proceeds from sales of real estate owned	1,338	1,467	1,591
Proceeds from bulk sale of receivables to HSBC Bank USA	-	6,045	-
Proceeds from sales of real estate secured receivables held in portfolio to a third party	-	-	1,116
Properties and equipment:
Purchases	(15)	(51)	(77)
Sales	-	-	50

Cash provided by (used in) investing activities – continuing operations	3,332	12,164	7,578
Cash provided by (used in) investing activities – discontinued operations	3,613	5,227	2,622

Net cash provided by (used in) investing activities	6,945	17,391	10,200

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2010	2009	2008

	(in millions)

Cash flows from financing activities
Debt:
Net change in short-term debt	(1,135)	(5,348)	1,914
Net change in due to affiliates	(1,553)	(4,225)	2,184
Long-term debt issued	1,714	4,078	4,075
Long-term debt retired	(14,734)	(19,312)	(29,029)
Issuance of preferred stocks	1,000	-	-
Insurance:
Policyholders’ benefits paid	(80)	(95)	(95)
Cash received from policyholders	66	58	54
Capital contribution from parent	200	2,410	3,500
Return of capital to parent	-	(1,043)	-
Shareholder’s dividends	(37)	(37)	(37)

Cash provided by (used in) financing activities – continuing operations	(14,559)	(23,514)	(17,434)
Cash provided by (used in) financing activities – discontinued operations	(346)	(1,195)	(1,893)

Net cash provided by (used in) financing activities	(14,905)	(24,709)	(19,327)

Effect of exchange rate changes on cash	-	-	(26)

Net change in cash	(136)	56	(528)
Cash at beginning of period(1)	311	255	783

Cash at end of period(2)	$175	$311	$255

Supplemental Cash Flow Information:
Interest paid	$3,222	$4,183	$6,069
Income taxes paid during period	26	98	46
Income taxes refunded during period	4,135	1,030	264
Supplemental Noncash Activities:
Fair value of properties added to real estate owned	$1,834	$1,275	$2,137
Transfer of receivables to held for sale	2,910	609	19,335
Transfer of receivables to held for investment	-	1,294	-
Extinguishment of indebtedness related to bulk receivable sale	(431)	(6,077)	-
Issuance of subordinated debt exchanged for senior debt	1,939	-	-
Extinguishment of senior debt exchanged for subordinated debt	(1,797)	-	-
Redemption of junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	-	(275)	-

(1)	Cash at beginning of period includes $22 million, $17 million and $204 million for discontinued operations as of December 31, 2010, 2009 and 2008, respectively.

(2)	Cash at end of period includes $22 million and $17 million for discontinued operations as of December 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States. Our lending products currently include MasterCard, Visa, American Express and Discover credit card receivables (“Credit Card”) as well as private label receivables. A portion of new credit card and all new private label originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada. Historically, our lending products have also included real estate secured, auto finance and personal non-credit card receivables in the United States, the United Kingdom and Canada and tax refund anticipation loans and related products in the United States. Additionally, we also previously offered credit and specialty insurance in the United Kingdom. We have two reportable segments: Card and Retail Services and Consumer. Our Card and Retail Services segment includes our credit card operations, including private label credit cards. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses.

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

The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities (“VIEs”) in which we are the primary beneficiary. HSBC Finance Corporation

HSBC Finance Corporation

and its subsidiaries may also be referred to in these notes to consolidated financial statements as “we,” “us,” or “our.”

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 related to VIEs. The new guidance eliminated the concept of qualifying special purpose entities (“QSPEs”) that were previously exempt from consolidation and changed the approach for determining the primary beneficiary of a VIE, which is required to consolidate the VIE, from a quantitative approach focusing on risk and reward to a qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with VIEs primarily in connection with our collateralized funding transactions. See Note 15, “Long-Term Debt,” for additional discussion of those activities and the use of VIEs.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2010, we completed the sale of our auto finance receivable servicing operations and auto finance receivables portfolio to Santander Consumer USA and we exited the Taxpayer Financial Services business. As a result, both of these businesses are now reported as discontinued operations. See Note 3, “Discontinued Operations,” for further details. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Securities purchased under agreements to resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which the securities were acquired plus accrued interest. Interest income earned on these securities is included in net interest income.

Securities We maintain investment portfolios of debt securities (comprised primarily of corporate debt securities) in both our noninsurance and insurance operations. Our entire investment securities portfolio is classified as available-for-sale. Available-for-sale investment securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value with changes in fair value recorded as adjustments to common shareholder’s equity in other comprehensive income (loss), net of income taxes.

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

Cost of investment securities sold is determined using the specific identification method. Realized gains and losses from the investment portfolio are recorded in investment income. Interest income earned on the noninsurance investment portfolio is classified in the statements of income in net interest income, while investment income from the insurance portfolio is recorded in investment income. Accrued investment income is classified with investment securities.

For cash flow presentation purposes, we consider available-for-sale securities with original maturities less than 90 days as short term, and thus any purchases, sales and maturities are presented on a net basis.

HSBC Finance Corporation

Receivables Held for Sale Receivables are classified as held for sale when management does not have the intent to hold the receivable for the foreseeable future. Such receivables are carried at the lower of aggregate cost or fair value with any subsequent write downs or recoveries charged to other income. Unearned income, unamortized deferred fees and costs on originated receivables, and discounts on purchased receivables are recorded as an adjustment of the cost of the receivable and are not reflected in earnings until the receivables are sold.

Receivables Finance receivables are carried at amortized cost, which represents the principal amount outstanding, net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Finance receivables are further reduced by credit loss reserves and unearned credit insurance premiums and claims reserves applicable to credit risk on our consumer receivables. Finance income, which includes interest income, unamortized deferred fees and costs on originated receivables and premiums or discounts on purchased receivables, is recognized using the effective yield method. Premiums and discounts, including purchase accounting adjustments on receivables, are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs.

Provision and Credit Loss Reserves Provision for credit losses on receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees, including late, over limit and annual fees, in the existing loan portfolio. We estimate probable incurred losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics.

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

HSBC Finance Corporation

Provisions for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment analysis. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered TDR Loans as it is generally believed that the borrower is experiencing financial difficulty and a concession has been granted. Modifications may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR, it continues to be reported as such until it is paid off or charged-off.

Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Real estate secured(2)	Beginning in December 2009, carrying value in excess of net realizable value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent.	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Beginning in October 2009, interest accruals are resumed and suspended interest is recognized when the customer makes the equivalent of six qualifying payments under the terms of the loan, while maintaining a current payment status at the point of the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed.
	Prior to December 2009, carrying values in excess of net realizable value were charged-off at or before the time foreclosure was completed or when settlement was reached with the borrower. If foreclosure was not pursued and there was no reasonable expectation for recovery, generally the account was charged-off no later than by the end of the month in which the account became eight months contractually delinquent.	Prior to October 2009, upon re-age interest accruals were resumed and all suspended interest was recognized. For Consumer Lending, if the re-aged receivable again became more than three months contractually delinquent, any interest accrued beyond three months delinquency was reversed.

HSBC Finance Corporation

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices(1)

Auto finance(3)	Carrying values in excess of net realizable value are charged off at the earlier of the following:

• the collateral has been repossessed and sold,

• the collateral has been in our possession for more than 30 days, or

	• the loan becomes 120 days contractually delinquent (prior to January 2009, 150 days contractually delinquent).	Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.
Credit card	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Personal non-credit card(4)	Beginning in December 2009, accounts are generally charged-off by the end of the month in which the account becomes six months contractually delinquent.

Prior to December 2009, accounts were generally charged-off the month following the month in which the account became nine months contractually delinquent and no payment was received in six months, but in no event exceeded 12 months contractually delinquent (except in our discontinued United Kingdom business which did not include a recency factor).	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest subsequently received is generally recorded as collected and accruals are not resumed upon a re-age when the receivable becomes less than three months contractually delinquent.

For PHL’s prior to October 2009 upon re-age, interest accruals were resumed and suspended interest accruals were recognized. If the receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed.

(1)	For our discontinued United Kingdom business, interest income accruals were suspended when principal or interest payments were more than three months contractually delinquent.
(2)	For our discontinued United Kingdom business, real estate secured carrying values in excess of net realizable value were charged-off at the time of sale.
(3)	Our Auto Finance business is now reported as discontinued operations as a result of the sale of our auto finance receivable servicing operations and auto finance receivables during 2010. See Note 3, “Discontinued Operations,” for additional information. For our discontinued Canadian business, interest income accruals on auto loans were suspended and the portion of previously accrued interest expected to be uncollectible was written off when principal payments are more than three months contractually past due and resumed when the receivables become less than three months contractually past due.
(4)	For our discontinued Canadian business, delinquent personal non-credit card receivables were charged off when no payment is received in six months but in no event is an account to exceed 12 months contractually delinquent.

Charge-off involving a bankruptcy for our credit card receivables occurs by the end of the month at the earlier of 60 days after notification or 180 days delinquent. For auto finance receivables, bankrupt accounts were charged off at the earlier of (i) 60 days past due and 60 days after notification, or (ii) the end of the month in which the account

HSBC Finance Corporation

becomes 120 days contractually delinquent. Prior to January 2009, auto finance accounts involving a bankruptcy were charged-off no later than the end of the month in which the loan became 210 days contractually delinquent.

Delinquency status for loans is determined using the contractual method which is based on the status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as the restructure, re-age or modification of accounts.

Payments applied to nonaccrual loans are generally applied first to reduce the current interest on the earliest payment due with any remainder applied to reduce the principal balance associated with that payment due.

Transfers of Financial Assets and Securitizations Transfers of financial assets in which we have surrendered control over the transferred assets are accounted for as sales. In assessing whether control has been surrendered, we consider whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from us and our consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit to us, and (iii) neither we nor our consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides us with a more-than-trivial benefit (other than through a cleanup call) and (c) an agreement that permits the transferee to require us to repurchase the transferred assets at a price so favorable that it is probable that it will require us to repurchase them.

If the sale criteria are met, the transferred financial assets are removed from our balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on our balance sheet and the proceeds from the transaction are recognized as a liability (a “secured financing”). For the majority of financial asset transfers, it is clear whether or not we have surrendered control. For other transfers, such as in connection with complex transactions or where we have continuing involvement such as servicing responsibilities, we generally obtain a legal opinion as to whether the transfer results in a true sale by law.

We have used collateral funding transactions for certain real estate secured, credit card and personal non-credit card receivables where it provides an attractive source of funding. All collateralized funding transactions remaining on our balance sheet have been structured as secured financings.

Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the term of the lease. Maintenance and repairs are expensed as incurred.

Repossessed Collateral Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell and reported as either real estate owned or within other assets depending on the collateral. A valuation allowance is created to recognize any subsequent declines in fair value less estimated costs to sell. These values are periodically reviewed and adjusted against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.

Insurance Insurance revenues on monthly premium insurance policies are recognized when billed. Insurance revenues on the remaining insurance contracts are recorded as unearned premiums and recognized into income based on the nature and terms of the underlying contracts. Liabilities for credit insurance policies are based upon

HSBC Finance Corporation

estimated settlement amounts for both reported and incurred but not yet reported losses. Liabilities for future benefits on annuity contracts and specialty and corporate owned life insurance products are based on actuarial assumptions as to investment yields, mortality and withdrawals.

Intangible Assets Intangible assets currently consist of purchased credit card relationships and related programs, other loan related relationships, technology and customer lists. Intangible assets are amortized over their estimated useful lives on a straight-line basis. These useful lives range from 7 years for certain technology and other loan related relationships to approximately 10 years for certain purchased credit card relationships and related programs. Intangible assets are reviewed for impairment using discounted cash flows annually, or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flow models, using inputs and assumptions consistent with those used by market participants.

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

Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value on the hedged risk, are recorded as derivative related income (expense) in the current period. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative related income (expense) in the current period. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as gain (loss) on debt designated at fair value and related derivatives in the current period.

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

HSBC Finance Corporation

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

If the hedged asset or liability is sold or extinguished, the derivative will continue to be carried on the balance sheet until termination at its fair value, with changes in its fair value recognized in current period earnings. The hedged item, including previously recorded mark-to-market adjustments, is derecognized immediately as a component of the gain or loss upon disposition.

Foreign Currency Translation Effects of foreign currency translation in the statements of cash flows, primarily a result of the specialty insurance products we offer in Canada, were offset against the cumulative foreign currency adjustment within accumulated other comprehensive income, except for the impact on cash. Foreign currency transaction gains and losses are included in income as they occur.

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

Share-Based Compensation We account for all awards of HSBC stock granted to employees under various share option, restricted share, restricted stock units and employee stock purchase plans using the fair value based measurement method of accounting. The fair value of the rewards granted is recognized as expense over the requisite service period (e.g., vesting period), generally one, three or five years for options and three years for restricted share awards. The fair value of each option granted, measured at the grant date, is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model.

Compensation expense relating to restricted share awards is based upon the fair value of the shares on the date of grant.

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

HSBC Finance Corporation

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

Transactions with Related Parties In the normal course of business, we enter into transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, sales of businesses, servicing arrangements, information technology services, item processing and statement processing services, banking and other miscellaneous services, human resources, corporate affairs and other shared services in North America and beginning in 2010 also included tax, finance, compliance and legal.

HSBC Finance Corporation

New Accounting Pronouncements Adopted

Accounting for Transfers of Financial Assets In June 2009, the FASB issued guidance which amended the accounting for transfers of financial assets by eliminating the concept of a qualifying special-purpose entity (“QSPE”) and provided additional guidance with regard to the accounting for transfers of financial assets. The guidance became effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have any impact on our financial position or results of operations.

Accounting for Consolidation of Variable Interest Entities In June 2009, the FASB issued guidance which amended the accounting rules related to the consolidation of variable interest entities (“VIE”). The guidance changed the approach for determining the primary beneficiary of a VIE from a quantitative risk and reward model to a qualitative model, based on control and economics. The guidance became effective for all interim and annual periods beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have an impact on our financial position or results of operations. See Note 25, “Variable Interest Entities,” in these consolidated financial statements for additional information.

Improving Disclosures about Fair Value Measurements In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The guidance requires entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair measurements and describe the reasons for those transfers. It also requires the Level 3 reconciliation to be presented on a gross basis, while disclosing purchases, sales, issuances and settlements separately. The guidance became effective for interim and annual financial periods beginning after December 15, 2009 except for the requirement to present the Level 3 reconciliation on a gross basis, which is effective for interim and annual periods beginning after December 15, 2010. We adopted the new disclosure requirements in their entirety effective January 1, 2010. See Note 26, “Fair Value Measurements” in these consolidated financial statements.

Subsequent Events In February 2010, the FASB amended certain recognition and disclosure requirements for subsequent events. The guidance clarified that an entity that either (a) is an SEC filer, or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market is required to evaluate subsequent events through the date the financial statements are issued and in all other cases through the date the financial statements are available to be issued. The guidance eliminated the requirement to disclose the date through which subsequent events are evaluated for an SEC filer. The guidance was effective upon issuance. Adoption did not have an impact on our financial position or results of operations.

Derivatives and Hedging In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminated the scope exception for credit derivatives embedded in interests in securitized financial assets, unless the credit derivative is created solely by subordination of one financial debt instrument to another. The guidance became effective beginning in the third quarter of 2010. Adoption did not have any impact to our financial position or results of operations.

Loan Modifications In April 2010, the FASB issued guidance affecting the accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarified that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows of the pool change. The new guidance became effective prospectively for modifications to loans acquired with deteriorating credit quality and accounted for on a pool basis occurring in the first interim or annual period ending on or after July 15, 2010. Adoption did not have any impact on our financial position or results of operations.

Credit Quality and Allowance for Credit Losses Disclosures In July 2010, the FASB issued guidance to provide more transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance amends the existing disclosure requirements by requiring an entity to provide a greater level of disaggregated information to assist financial statement users in assessing its credit risk exposures and evaluating the adequacy of its allowance for credit losses. Additionally, the update requires an entity to disclose credit quality indicators, past due information, and modification of its financing receivables. The amendment is effective

HSBC Finance Corporation

beginning interim and annual reporting periods ending on or after December 15, 2010. However, in January 2011, the FASB delayed the disclosure requirements regarding troubled debt restructurings. The new disclosures about troubled debt restructurings are anticipated to be effective for interim and annual periods ending after June 15, 2011. We adopted the new disclosures in the amendment, excluding the disclosures related to troubled debt restructurings which have been delayed, during the year ended December 31, 2010. For purposes of our credit quality and allowance for credit losses disclosures, we have determined we have one portfolio segment (consumer receivables) and our products within this portfolio segment represent our receivable classes. See Note 7, “Receivables,” and Note 9, “Credit Loss Reserves,” in these consolidated financial statements for the expanded disclosure.

3.	Discontinued Operations

2010 Discontinued Operations:

Taxpayer Financial Services During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business, which was previously considered a non-core business, is now reported in discontinued operations. During the fourth quarter of 2010 we recorded closure costs of $25 million which primarily reflect severance costs and the write off of certain pre-paid assets which are included as a component of loss from discontinued operations. As a result of this transaction, our TFS business, previously included in the “All Other” caption within our segment reporting, is now reported as discontinued operations.

The following summarizes the operating results of our TFS business for the periods presented:

Year Ended December 31,	2010	2009	2008

	(in millions)

Net interest income and other revenues(1)	$68	$106	$158
Income from discontinued operations before income tax	20	62	103

(1)	Interest expense, which is included as a component of net interest income, has been allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our TFS business at December 31, 2010 and 2009 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

At December 31,	2010	2009

	(in millions)

Deferred income tax, net	$3	$4
Other assets	55	76

Assets of discontinued operations	$58	$80

Other liabilities	$10	$7

Liabilities of discontinued operations	$10	$7

Auto Finance In March 2010, we sold our auto finance receivable servicing operations as well as auto finance receivables with a carrying value of $927 million, of which $379 million was purchased at estimated fair value from

HSBC Finance Corporation

HSBC Bank USA immediately prior to the sale, to Santander Consumer USA Inc. (“SC USA”) for $930 million in cash. Under the terms of the agreement, our auto finance servicing facilities in San Diego, California and Lewisville, Texas were assigned to SC USA at the time of close and the majority of the employees from those locations were offered the opportunity to transfer to SC USA. SC USA then serviced the remainder of our auto finance receivable portfolio. As the receivables sold were previously classified as held for sale and written down to fair value, we recorded a gain of $5 million ($3 million after-tax) during the first quarter of 2010 which primarily related to the sale of the auto servicing platform and reversal of certain accruals related to leases assumed by SC USA.

In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to SC USA. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. We recorded a net loss as a result of this transaction of $43 million ($28 million after-tax) during the third quarter of 2010. This net loss is included as a component of loss from discontinued operations. Severance costs recorded as a result of this transaction were less than $1 million and are included as a component of loss from discontinued operations. As a result of this transaction, our Auto Finance business, previously included in our Consumer Segment, is now reported as discontinued operations.

The following summarizes the operating results of our Auto Finance business for the periods presented:

Year Ended December 31,	2010	2009	2008

	(In millions)

Net interest income and other revenues(1)	$219	$548	$960
Loss from discontinued operations before income tax	(46)	(33)	(324)

(1)	Interest expense, which is included as a component of net interest income, has been allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our Auto Finance business at December 31, 2010 and 2009 which are now reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Other assets of discontinued operations at December 31, 2010 reflects current income taxes receivable on our Auto Finance business for the 2010 tax year.

At December 31,	2010	2009

	(in millions)

Cash	$-	$22
Receivables, net of credit loss reserves of $172 million at December 31, 2009	-	3,823
Receivables held for sale	-	533
Deferred income tax, net	4	123
Other assets	134	327

Assets of discontinued operations	$138	$4,828

Long-term debt	$-	$778
Other liabilities	7	29

Liabilities of discontinued operations	$7	$807

Prior to the sale of our remaining auto finance receivable portfolio as discussed above, in January 2009, we sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of $2.8 billion. The sales price was based on an independent valuation opinion based on the fair values of the receivable in September 2008, the date the transaction terms were agreed upon. As a result, in the first quarter of 2009 we recorded a gain of $7 million ($4 million after-tax) on the sale of these auto finance receivables which is now reflected as a component of loss from discontinued operations. We continued to service

HSBC Finance Corporation

these auto finance receivables for HSBC Bank USA for a fee until the sale of our auto finance servicing operations in March 2010.

2008 Discontinued Operations:

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

The following summarizes the operating results of our U.K. Operations for the periods presented:

Year Ended December 31,	2008

(in millions)

Net interest income and other revenues	$190
Loss from discontinued operations before income tax	(14)

Canada On November 30, 2008, we sold the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian business (“Canadian Operations”) to HSBC Bank Canada. The sales price was approximately $279 million (based on the exchange rate on the date of sale). At the time of the sale, the assets of the Canadian Operations consisted primarily of net receivables of $3.1 billion, available-for-sale securities of $98 million and goodwill of $65 million. Liabilities at the time of the sale consisted primarily of long-term debt of $3.1 billion. As a result of this transaction, HSBC Bank Canada assumed the liabilities of our Canadian Operations outstanding at the time of the sale. However, we continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to the sale. As of December 31, 2010, the outstanding balance of the guaranteed notes was $1.5 billion and the latest scheduled maturity of the notes is May 2012. Because the sale was between affiliates under common control, the book value of the investment in our Canadian Operations in excess of the consideration received at the time of sale which totaled $40 million was recorded as a decrease to common shareholder’s equity. Of this amount, $46 million was reflected as a decrease to additional paid-in-capital and $6 million was reflected as an increase to other comprehensive income (loss), primarily related to foreign currency translation adjustments. There was no tax benefit recorded as a result of this transaction. Our Canadian Operations were previously reported in the International Segment.

The following summarizes the operating results of our Canadian Operations for the periods presented:

Year Ended December 31,	2008

(in millions)

Net interest income and other revenues	$486
Income from discontinued operations before income tax	8

HSBC Finance Corporation

4.	Receivable Portfolio Sales to HSBC Bank USA

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

As it relates to our discontinued auto finance operations, in January 2009, we sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of $2.8 billion. See Note 3, “Discontinued Operations,” for additional information.

See Note 23, “Related Party Transactions,” for further discussion of the daily receivable sales to HSBC Bank USA and how fair value is determined.

5.	Strategic Initiatives

As discussed in prior filings, in prior years we performed several comprehensive evaluations of the strategies and opportunities of our operations. As a result of these various evaluations, we discontinued all new customer account originations except in our credit card business. There were no strategic initiatives during 2010 related to our continuing operations. Summarized below are a number of strategic actions which were undertaken in mid-2007, 2008 and 2009 for our continuing operations as a result of our evaluations:

2009 Strategic Initiatives

During 2009, we undertook a number of actions including the following:

>	Throughout 2009, we decided to exit certain lease arrangements and consolidate a variety of locations across the United States. The process of closing and consolidating these facilities, which began during the second quarter of 2009, was completed during the fourth quarter of 2010. As a result, we have exited certain facilities and/or significantly reduced our occupancy space in the following locations: Bridgewater, New Jersey; Minnetonka, Minnesota; Wood Dale, Illinois; Elmhurst, Illinois; Sioux Falls, South Dakota and Tampa, Florida. Additionally, we have consolidated our operations in Virginia Beach, Virginia into our Chesapeake, Virginia facility and consolidated certain servicing functions previously performed in Brandon, Florida to facilities in Buffalo, New York and Elmhurst, Illinois.

>	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

HSBC Finance Corporation

Summary of restructuring liability related to 2009 strategic initiatives The following summarizes the changes in the restructure liability during the year ended December 31, 2010 and 2009, respectively, relating to actions implemented during 2009:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Other	Total

	(in millions)

Year ended December 31, 2010:
Restructuring liability at January 1, 2010	$10	$12	$2	$24
Restructuring costs recorded during the period	1	5	-	6
Restructuring costs paid during the period	(7)	(10)	-	(17)
Adjustments to the restructure liability during the period	-	(1)	(2)	(3)

Restructure liability at December 31, 2010	$4	$6	$-	$10

Year ended December 31, 2009:
Restructuring liability at January 1, 2009	$-	$-	$-	$-
Restructuring costs recorded during the period	79	57	11	147
Restructuring costs paid during the period	(69)	(45)	(9)	(123)
Adjustments to the restructure liability during the period	-	-	-	-

Restructure liability at December 31, 2009	$10	$12	$2	$24

2008 Strategic

During 2008, we undertook a number of actions including the following:

>	During the third quarter of 2008, closed servicing facilities located in Jacksonville, Florida and White Marsh, Maryland in our Card and Retail Services business and redeployed these activities to other facilities in our Card and Retail Services business.

>	Reduced headcount in our Card and Retail Services business during the fourth quarter of 2008; and

>	Ceased operations of Solstice Capital Group, Inc, a subsidiary of our Consumer Lending business which originated real estate secured receivables for resale.

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2008 Strategic Initiatives The following summarizes the changes in the restructure liability during the years ended December 31, 2010, 2009 and 2008 relating to the actions implemented during 2008:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Year ended December 31, 2010:
Restructure liability at January 1, 2010	$-	$1	$1
Restructuring costs paid during the period	-	(1)	(1)

Restructure liability at December 31, 2010	$-	$-	$-

Year ended December 31, 2009:
Restructure liability at January 1, 2009	$6	$4	$10
Restructuring costs paid during the period	(6)	(1)	(7)
Adjustments to the restructuring liability during the period	-	(2)	(2)

Restructure liability at December 31, 2009	$-	$1	$1

Year ended December 31, 2008:
Restructure liability at January 1, 2008	$-	$-	$-
Restructuring costs recorded during the period	10	6	16
Restructuring costs paid during the period	(4)	(2)	(6)

Restructure liability at December 31, 2008	$6	$4	$10

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

HSBC Finance Corporation

Summary of Restructuring Liability Related to 2007 Strategic Initiatives The following summarizes the changes in the restructure liability during the years ended December 31, 2010, 2009 and 2008 relating to the actions implemented during 2007:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits	Costs	Total

	(in millions)

Year ended December 31, 2010:
Restructure liability at January 1, 2010	$-	$14	$14
Adjustments to the restructure liability during the period	-	(14)	(14)

Restructure liability at December 31, 2010	$-	$-	$-

Year ended December 31, 2009:
Restructure liability at January 1, 2009	$1	$17	$18
Restructuring costs paid during the period	(1)	(3)	(4)

Restructure liability at December 31, 2009	$-	$14	$14

Year ended December 31, 2008:
Restructure liability at January 1, 2008	$17	$37	$54
Restructuring costs recorded during the period	-	4	4
Restructuring costs paid during the period	(9)	(21)	(30)
Adjustments to the restructure liability during the period	(7)	(3)	(10)

Restructure liability at December 31, 2008	$1	$17	$18

HSBC Finance Corporation

Summary of Strategic Initiatives The following table summarizes the net cash and non-cash expenses recorded for all restructuring activities during the years ended December 31, 2010, 2009 and 2008:

	One-Time			Fixed Assets
	Termination and	Lease Termination		and Other
	Other Employee	and Associated		Non-Cash
	Benefits(1)	Costs(2)	Other(3)	Adjustments(4)	Total

	(In millions)

Year ended December 31, 2010:
2009 Facility Closures	$-	$5	$-	$-	$5
2009 Consumer Lending Closure	1	(1)	(2)	-	(2)
2007 Mortgage Services initiatives	-	(14)	-	-	(14)

Total expense (expense release)	$1	$(10)	$(2)	$-	$(11)

Year ended December 31, 2009:
2009 Facility Closures	$6	$4	$-	$3	$13
2009 Consumer Lending Closure(5)	73	53	11	14	151
2008 Card and Retail Services initiatives	-	(2)	-	-	(2)

Total expense (expense release)	$79	$55	$11	$17	$162

Year ended December 31, 2008:
2008 Card and Retail Services initiatives	$9	$6	$-	$-	$15
2008 Solstice Closure	1	-	-	-	1
2007 Mortgage Services initiatives	(4)	2	-	-	(2)
2007 Consumer Lending initiatives	(1)	(1)	-	-	(2)
2007 Carmel Facility closure	(2)	-	-	-	(2)

Total expense (expense release)	$3	$7	$-	$-	$10

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income (loss).
(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income (loss).
(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).
(4)	Includes $32 million fixed asset write-offs during 2009, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). Other expenses during 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of income (loss).
(5)	Excludes intangible asset impairment charges of $14 million recorded during 2009.

HSBC Finance Corporation

6.	Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$341	$-	$8	$-	$349
U.S. government sponsored enterprises(1)	282	-	4	(1)	285
U.S. government agency issued or guaranteed	10	-	1	-	11
Obligations of U.S. states and political subdivisions	29	-	1	-	30
Asset-backed securities(2)	65	(7)	2	-	60
U.S. corporate debt securities(3)	1,714	-	94	(6)	1,802
Foreign debt securities(5)	424	-	19	(1)	442
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353

Subtotal	3,227	(7)	129	(8)	3,341
Accrued investment income	30	-	-	-	30

Total securities available-for-sale	$3,257	$(7)	$129	$(8)	$3,371

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Securities(4)	Gains	Losses	Value

	(in millions)

U.S. Treasury	$196	$-	$1	$(1)	$196
U.S. government sponsored enterprises(1)	95	-	3	(1)	97
U.S. government agency issued or guaranteed	20	-	1	-	21
Obligations of U.S. states and political subdivisions	31	-	1	-	32
Asset-backed securities(2)	94	(11)	2	(2)	83
U.S. corporate debt securities(3)	1,684	-	60	(20)	1,724
Foreign debt securities(5)	351	-	15	-	366
Equity securities	12	-	-	-	12
Money market funds	627	-	-	-	627

Subtotal	3,110	(11)	83	(24)	3,158
Accrued investment income	29	-	-	-	29

Total securities available-for-sale	$3,139	$(11)	$83	$(24)	$3,187

(1)	Includes $33 million and $65 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of December 31, 2010 and 2009, respectively.
(2)	At December 31, 2010 and 2009, the majority of our asset-backed securities are residential mortgage-backed securities.
(3)	At December 31, 2010 and 2009, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

HSBC Finance Corporation

(4)	For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of other-than-temporary impairment is recorded in accumulated other comprehensive income beginning in 2009.
(5)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at December 31, 2010 or 2009.

A summary of gross unrealized losses and related fair values as of December 31, 2010 and 2009, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2010	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	1	$-	$25	-	$-	$-
U.S. government sponsored enterprises	13	(1)	139	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	4	-	5	-	-	-
Asset-backed securities	-	-	-	8	(7)	18
U.S. corporate debt securities	100	(5)	209	6	(1)	23
Foreign debt securities	24	(1)	56	-	-	-
Equity Securities	1	-	4	-	-	-

	143	$(7)	$438	14	$(8)	$41

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2009	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	17	$(1)	$97	-	$-	$-
U.S. government sponsored enterprises	1	-	5	1	(1)	4
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	1	-	-
Asset-backed securities	7	(1)	10	18	(12)	34
U.S. corporate debt securities	59	(3)	170	50	(17)	150
Foreign debt securities	12	-	33	-	-	-

	96	$(5)	$315	70	$(30)	$188

Gross unrealized losses decreased during 2010 primarily due to the impact of lower interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, OTTI of less than $1 million was recognized in earnings on certain debt securities during 2010. In addition, we recognized a recovery in accumulated other comprehensive income relating to the non-credit component of other-than-temporary impairment previously recognized in accumulated other comprehensive income totaling $4 million during 2010.

Our decision in the first quarter of 2009 to discontinue new customer account originations in our Consumer Lending business adversely impacted certain insurance subsidiaries that held perpetual preferred securities. Therefore,

HSBC Finance Corporation

during the first quarter of 2009 we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost and, therefore, these securities were deemed to be other-than-temporarily impaired. We subsequently sold our entire portfolio of perpetual preferred securities during the second quarter of 2009. During 2009, we recorded $20 million of impairment losses related to these perpetual preferred securities as a component of investment income. The entire unrealized loss was recorded in earnings in accordance with new accounting guidance which we early adopted effective January 1, 2009 related to the recognition of other-than-temporary impairment and is described more fully below, as we determined it was more-likely-than-not that we would be required to sell the portfolio of perpetual preferred securities prior to recovery of amortized cost. Additionally, during the fourth quarter of 2009, certain asset-backed securities were determined to be other-than-temporarily impaired which resulted in an other-than-temporary impairment of $16 million being recognized on these investments. The credit loss component of the impairment on these debt securities which totaled $5 million was recorded as a component of OTTI losses in the consolidated statement of income (loss), while the remaining non-credit portion of the OTTI loss which totaled $11 million was recognized in other comprehensive income (loss).

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

At December 31, 2010, approximately 92 percent of our corporate debt securities are rated A- or better and approximately 66 percent of our asset-backed securities, which totaled $60 million are rated “AAA.” Although

HSBC Finance Corporation

OTTI of less than $1 million was recorded in earnings during 2010, without a sustained economic recovery, additional other-than-temporary impairments may occur in future periods.

Proceeds from the sale, call or redemption of available-for-sale investments totaled $216 million, $171 million and $229 million during 2010, 2009 and 2008, respectively. We realized gross gains of $7 million, $13 million and $5 million during 2010, 2009 and 2008, respectively. We realized gross losses of less than $1 million, $3 million and $14 million during during 2010, 2009 and 2008, respectively.

Contractual maturities and yields on investments in debt securities for those with set maturities were as follows:

	Due	After 1	After 5
	Within	but Within	but Within	After
December 31, 2010	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$108	$232	$1	$-	$341
Fair value	109	239	1	-	349
Yield(1)	.81%	2.19%	4.96%	-	1.76%
U.S. government sponsored enterprises:
Amortized cost	$109	$114	$32	$27	$282
Fair value	109	113	35	28	285
Yield(1)	.26%	1.34%	4.71%	4.80%	1.64%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$10	$10
Fair value	-	-	-	11	11
Yield(1)	-	-	-	5.01%	5.01%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$11	$18	$29
Fair value	-	-	12	18	30
Yield(1)	-	-	4.09%	4.06%	4.07%
Asset-backed securities:
Amortized cost	$-	$27	$5	$33	$65
Fair value	-	29	5	26	60
Yield(1)	-	4.86%	6.06%	2.12%	3.56%
U.S. corporate debt securities:
Amortized cost	$112	$834	$212	$556	$1,714
Fair value	114	879	224	585	1,802
Yield(1)	4.58%	4.12%	4.56%	5.35%	4.61%
Foreign debt securities:
Amortized cost	$18	$319	$42	$45	$424
Fair value	18	332	43	49	442
Yield(1)	3.09%	3.73%	3.97%	6.26%	4.00%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

7.	Receivables

Receivables consisted of the following:

At December 31,	2010	2009

	(in millions)

Real estate secured:
First lien	$43,859	$51,988
Second lien	5,477	7,547

Total real estate secured	49,336	59,535
Credit card	9,897	11,626
Personal non-credit card	7,117	10,486
Commercial and other	33	50

Total receivables	66,383	81,697
HSBC acquisition purchase accounting fair value adjustments	43	(11)
Accrued finance income	1,521	1,895
Credit loss reserve for owned receivables	(6,491)	(9,091)
Unearned credit insurance premiums and claims reserves	(123)	(182)

Total receivables, net	$61,333	$74,308

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Net deferred origination fees, excluding MasterCard and Visa, totaled $277 million and $359 million at December 31, 2010 and 2009, respectively. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, for continuing operations totaled $161 million and $140 million at December 31, 2010 and 2009, respectfully.

At December 31, 2010 and 2009, we had a net unamortized premium on our receivables of $254 million and $369 million, respectively. Unearned income on personal non-credit card receivables totaled $30 million and $96 million at December 31, 2010 and 2009, respectively.

Purchased Receivable Portfolios  In November 2006, we acquired $2.5 billion of real estate secured receivables from Champion Mortgage (“Champion”) a division of KeyBank, N.A. Receivables purchased for which at the time of acquisition there was evidence of deterioration in credit quality since origination, for which it was probable that all contractually required payments would not be collected and for which the associated line of credit had been closed, if applicable, were recorded at an amount dependent upon the cash flows expected to be collected at the time of acquisition (“Purchased Credit-Impaired Receivables”). The carrying amount of Champion real estate secured receivables subject to these accounting requirements was $48 million and $36 million at December 31, 2010 and 2009, respectively, and is included in the real estate secured receivables in the table above. The remaining accretable yield for the Champion real estate secured receivables subject to these accounting requirements was $17 million and $13 million at December 31, 2010 and 2009, respectively.

Collateralized Funding Transactions  We currently have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million and $400 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, $455 million and $400 million, respectively, were available under these facilities. These facilities mature in the second quarter of 2011 and are renewable at the banks’ option. The amount available under these facilities will vary based on the timing and volume of secured financing transactions and as part of our ongoing liquidity management plans.

HSBC Finance Corporation

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $4.1 billion at December 31, 2010 are secured by $6.3 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.7 billion at December 31, 2009 are secured by $6.8 billion of closed-end real estate secured receivables.

Age Analysis of Past Due Receivables  The following table summarizes the past due status of our receivables at December 31, 2010. The aging of past due amounts are determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due(1)			Total		Total
	1 – 29 days	30 – 89 days	>90 days	Past Due(1)	Current	Receivables

	(in millions)

Real estate secured:
First lien	$7,024	$4,909	$5,977	$17,910	$25,949	$43,859
Second lien	935	568	421	1,924	3,553	5,477

Total real estate secured	7,959	5,477	6,398	19,834	29,502	49,336
Credit card	473	363	437	1,273	8,624	9,897
Personal non-credit card	968	604	507	2,079	5,038	7,117
Commercial and other	-	-	-	-	33	33

Total receivables	$9,400	$6,444	$7,342	$23,186	$43,197	$66,383

(1)	The receivable balances included in this table reflects the principal amount outstanding on the loan and various basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments to the loans are excluded in other presentations regarding delinquent account balances.

Contractual maturities Contractual maturities of our receivables were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total

	(in millions)

Real estate secured
First lien	$117	$33	$55	$100	$118	$43,436	$43,859
Second lien	76	23	36	45	34	5,263	5,477

Total real estate secured	193	56	91	145	152	48,699	49,336
Credit card(1)	5,236	1,974	1,009	568	346	764	9,897
Personal non-credit card	278	190	188	95	59	6,307	7,117
Commercial and other	10	-	-	-	-	23	33

Total	$5,717	$2,220	$1,288	$808	$557	$55,793	$66,383

(1)	As credit card receivables do not have stated contractual maturities, the table reflects estimates based on historical repayment patterns.

As a substantial portion of consumer receivables, based on our experience, will be renewed or repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.

HSBC Finance Corporation

The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

	Over 1
	But Within	Over
At December 31, 2010	5 Years	5 Years

	(in millions)

Receivables at predetermined interest rates	$1,641	$47,121
Receivables at floating or adjustable rates	3,225	8,679

Total	$4,866	$55,800

Nonaccrual receivables Nonaccrual consumer receivables reflect all non-credit card receivables which are 90 or more days contractually delinquent and totaled $6.9 billion and $8.0 billion at December 31, 2010 and 2009, respectively. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivable also do not include credit card receivables which, consistent with industry practice, continue to accrue until charge-off. Interest income that was not recorded but would have been recorded if such nonaccrual receivables had been current and in accordance with contractual terms was approximately $339 million in 2010 and $302 million in 2009. Interest income that was included in finance and other interest income prior to these loans being placed on nonaccrual status was approximately $489 million in 2010 and $620 million in 2009 of which portions have been written-off. For an analysis of reserves for credit losses, see Note 9, “Credit Loss Reserves.”

Nonaccrual receivables and accruing receivables 90 or more days delinquent are summarized in the following table.

At December 31,	2010	2009

	(in millions)

Nonaccrual receivables:
Real estate secured(1)(2)	$6,356	$6,989
Personal non-credit card	530	998

Total non-accrual receivables	6,886	7,987
Nonaccrual receivables held for sale	4	6
Accruing credit card receivables 90 or more days delinquent(3)	447	890

Total nonperforming receivables	$7,337	$8,883

Credit loss reserves as a percent of nonperforming receivables-continuing operations(4)	88.5%	102.4%

(1)	At December 31, 2010 and 2009, non-accrual real estate secured receivables includes $4.1 billion and $3.3 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.
(2)	Nonaccrual real estate secured receivables, excluding receivables held for sale, are comprised of the following:

At December 31,	2010	2009

Real estate secured:
Closed-end:
First lien	$5,906	$6,298
Second lien	320	510
Revolving:
First lien	6	2
Second lien	124	179

Total real estate secured	$6,356	$6,989

(3)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

HSBC Finance Corporation

(4)	Ratio represents credit loss reserves divided by the corresponding outstanding balance of total nonperforming receivables. Nonperforming receivables include accruing loans contractually past due 90 days or more, but excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Troubled Debt Restructurings The following table presents information about our TDR Loans:

At December 31,	2010	2009

	(in millions)

TDR Loans(1)(2):
Real estate secured:
First lien	$8,697	$8,379
Second lien	647	747

Total real estate secured(3)(4)	9,344	9,126
Credit card	427	461
Personal non-credit card	704	726

Total TDR Loans	$10,475	$10,313

At December 31,	2010	2009

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$1,728	$1,766
Second lien	258	373

Total real estate secured	1,986	2,139
Credit card	154	158
Personal non-credit card	395	353

Total credit loss reserves for TDR Loans(1)(5)	$2,535	$2,650

(1)	TDR Loans are considered to be impaired loans regardless of accrual status. We use certain assumptions and estimates to compile our TDR balances and future cash flow estimates relating to these loans.
(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2010	2009

	(in millions)

Real estate secured:
First lien	$9,650	$8,915
Second lien	709	767

Total real estate secured	10,359	9,682
Credit card	434	473
Personal non-credit card	705	726

Total TDR Loans	$11,498	$10,881

(3)	At December 31, 2010 and 2009, TDR Loans totaling $1.5 billion and $773 million, respectively, are recorded at net realizable value less cost to sell and, therefore, generally do not have credit loss reserves associated with them.

HSBC Finance Corporation

(4)	The following table summarizes real estate secured TDR Loans for our Mortgage Services and Consumer Lending businesses:

At December 31,	2010	2009

	(in millions)

Mortgage Services	$4,114	$4,350
Consumer Lending	5,230	4,776

Total real estate secured	$9,344	$9,126

(5)	Included in credit loss reserves.

Additional information relating to TDR Loans is presented in the table below:

Year Ended December 31,	2010		2009	2008

	(in millions)

Average balance of TDR Loans(1):
Real estate secured	$9,534	(2)	$5,743	$3,521
Credit card	467		287	398
Personal non-credit card	736		731	530

Total average balance of TDR Loans	$10,737		$6,761	$4,449

Interest income recognized on TDR Loans
Real estate secured:	$446	(2)	$323	$266
Credit card	50		23	25
Personal non-credit card	47		53	41

Total interest income recognized on TDR Loans	$543		$399	$332

(1)	As previously disclosed in our 2009 Form 10-K, modified loans which otherwise qualified as a TDR have historically continued to be reported as a TDR until such loans left a qualifying modification status. This was the result of our financial accounting systems not having the ability to track and report modified real estate secured loans which previously had been considered a TDR once they left a qualifying modification status. During the second half of 2009, we developed enhanced tracking capabilities which enabled us to identify and report certain modified customer loans which had qualified as a TDR, but did not remain in compliance with the modified loan terms and were subsequently removed from modification status. Additionally, during the fourth quarter of 2009 we also discovered that certain loans which should have been identified and reported as TDRs prior to the fourth quarter of 2009 were not being captured in our disclosure. The impact of these system changes resulted in an increase in real estate secured and personal non-credit card TDR Loans reported during the second half of 2009 and impacts the comparability of the average balance of TDR Loans between the periods reported above.
(2)	The following summarizes the average balance of real estate secured TDR Loans and interest income recognized on real estate secured TDR Loans split between first and second lien loans for the year ended December 31, 2010:

	First	Second	Total Real
	Lien	Lien	Estate Secured

	(in millions)

Average balance of real estate secured TDR Loans	$8,832	$702	$9,534
Interest income recognized on real estate secured TDR Loans	407	39	446

Consumer Receivable Credit Quality Indicators Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is considered a TDR Loan.

HSBC Finance Corporation

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	December 31, 2010		December 31, 2009
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

	(dollars are in millions)

Real estate secured:
First lien	$7,504	17.11%	$8,372	16.10%
Second lien	667	12.18	1,023	13.56

Total real estate secured	8,171	16.56	9,395	15.78
Credit card receivables	612	6.18	1,211	10.41
Personal non-credit card	779	10.94	1,432	13.65

Total	$9,562	14.41%	$12,038	14.74%

Nonperforming The status of our consumer receivable portfolio are summarized in the following table:

			Accruing Loans
			Contractually Past
	Performing	Nonaccrual	Due 90 days or
	Loans	Loans	More(1)	Total

	(in millions)

At December 31, 2010
Real estate secured	$42,976	$6,360	$-	$49,336
Credit Cards	9,450	-	447	9,897
Personal non-credit card	6,587	530	-	7,117

Total	$59,013	$6,890	$447	$66,350

At December 31, 2009
Real estate secured	$52,540	$6,995	$-	$59,535
Credit Cards	10,736	-	890	11,626
Personal non-credit card	9,488	998	-	10,486

Total	$72,764	$7,993	$890	$81,647

(1)	Credit card receivables continue to accrue interest after they become 90 days or more delinquent, consistent with industry practice.

Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

8.	Changes in Charge-off Policies During 2009

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

The impact of the economic turmoil which began in 2007 resulted in a change to the customer behavior patterns described above and it became clear in 2009 that the historical behavior patterns will not be re-established for the foreseeable future, if at all. As a result of these changes in customer behavior and resultant payment patterns, in

HSBC Finance Corporation

December 2009 we elected to adopt more bank-like charge-off policies for our real estate secured and personal non-credit card receivables. As a result, real estate secured receivables are now written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, charge-off now occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent.

The impact of the changes in our charge-off policies adopted during the fourth quarter of 2009 resulted in an increase to our net loss of $227 million as summarized below:

		Personal
	Real Estate	Non-Credit
	Secured	Card	Total

	(in millions)

Net interest income:
Reversal of accrued interest income on charged-off accounts(1)	$246	$105	$351
Provision for credit losses:
Charge-offs to comply with charge-off policy changes	2,402	1,071	3,473
Release of credit loss reserves associated with principal and accrued interest income	(2,594)	(878)	(3,472)
Tax benefit	(19)	(106)	(125)

Reductions to net income	$35	$192	$227

(1)	Accrued interest income is reversed against finance and other interest income.

9.	Credit Loss Reserves

An analysis of credit loss reserves for continuing operations was as follows:

	2010	2009		2008

		(in millions)

Credit loss reserves at beginning of period	$9,091	$12,030		$10,127
Provision for credit losses	6,180	9,650		12,410 (1)
Charge-offs	(9,500)	(13,087	)(2)	(9,975)
Recoveries	720	498		646
Reserves on receivables transferred to held for sale	-	-		(1,168)
Other, net	-	-		(10)

Credit loss reserves at end of period	$6,491	$9,091		$12,030

(1)	Includes $191 million in 2008 related to the lower of cost or fair value adjustment attributable to credit for receivables transferred to held for sale. See Note 10, “Receivables Held for Sale,” for further discussion.

(2)	Includes $3.5 billion related to the changes in charge-off polices for real estate secured and personal non-credit card receivables in December 2009. See Note 8, “Changes to Charge-off Policies During 2009,” for additional information.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the years ended December 31, 2010, 2009 and 2008:

	Real Estate Secured
	First	Second	Credit		Personal Non-	Comm’l
	Lien	Lien	Card	Private Label	Credit Card	and Other	Total

Year ended December 31, 2010:
Credit loss reserve balances at beginning of period	$3,997	$1,430	$1,816	$-	$1,848	$-	$9,091
Provision for credit losses	3,126	789	834	-	1,431	-	6,180
Charge-offs	(3,811)	(1,456)	(1,905)	-	(2,328)	-	(9,500)
Recoveries	43	69	233	-	375	-	720

Net charge-offs	(3,768)	(1,387)	(1,672)	-	(1,953)	-	(8,780)

Credit loss reserve balance at end of period	$3,355	$832	$978	$-	$1,326	$-	$6,491

Ending balance: collectively evaluated for impairment	$1,611	$571	$824	$-	$931	$-	$3,937
Ending balance: individually evaluated for impairment(3)	1,728	258	154	-	395	-	2,535
Ending balance: loans acquired with deteriorated credit quality	16	3	-	-	-	-	19

Total credit loss reserves	$3,355	$832	$978	$-	$1,326	$-	$6,491

Receivables:
Collectively evaluated for impairment	$31,556	$4,762	$9,470	$-	$6,413	$33	$52,234
Individually evaluated for impairment(3)	7,240	635	427	-	704	-	9,006
Receivables carried at net realizable value	5,022	73		-	-	-	5,095
Receivables acquired with deteriorated credit quality	41	7	-	-	-	-	48

Total receivables	$43,859	$5,477	$9,897	$-	$7,117	$33	$66,383

Year ended December 31, 2009:
Credit loss reserve balances at beginning of period	$4,998	$2,115	$2,249	$-	$2,668	$-	$12,030
Provision for credit losses	3,354	1,558	1,746	-	2,992	-	9,650
Charge-offs(1)	(4,381)	(2,282)	(2,385)	-	(4,039)	-	(13,087)
Recoveries	26	39	206	-	227	-	498

Net charge-offs	(4,355)	(2,243)	(2,179)	-	(3,812)	-	(12,589)
Receivables transferred to held for sale	-	-	-	-	-	-	-

Credit loss reserve balance at end of period	$3,997	$1,430	$1,816	$-	$1,848	$-	$9,091

Ending balance: collectively evaluated for impairment	$2,206	$1,051	$1,658	$-	$1,495	$-	$6,410
Ending balance: individually evaluated for impairment(3)	1,766	373	158	-	353	-	2,650
Ending balance: loans acquired with deteriorated credit quality	25	6	-	-	-	-	31

Total credit loss reserves	$3,997	$1,430	$1,816	$-	$1,848	$-	$9,091

Receivables:
Collectively evaluated for impairment	$40,972	$6,753	$11,165	$-	$9,760	$50	$68,700
Individually evaluated for impairment(3)	7,613	741	461	-	726	-	9,541
Receivables carried at net realizable value	3,374	46		-	-	-	3,420
Receivables acquired with deteriorated credit quality	29	7	-	-	-	-	36

Total receivables	$51,988	$7,547	$11,626	$-	$10,486	$50	$81,697

Year ended December 31, 2008:
Balance at beginning of period	$2,350	$2,604	$2,635	$26	$2,511	$1	$10,127
Provision for credit losses	4,684	1,978	3,333	19	2,396	-	12,410
Charge-offs	(1,956)	(2,362)	(3,147)	(35)	(2,474)	(1)	(9,975)
Recoveries	10	39	369	6	222	-	646

Net charge-offs	(1,946)	(2,323)	(2,778)	(29)	(2,252)	(1)	(9,329)
Receivables transferred to held for sale	(80)	(144)	(944)	-	-	-	(1,168)
Release of credit loss reserves related to loan sales	(10)	-	-	-	-	-	(10)

Balance at end of period	$4,998	$2,115	$2,246	$16(2)	$2,655	$-	$12,030

HSBC Finance Corporation

(1)	Includes $2.0 billion for first lien real estate secured receivables, $434 million for second lien real estate secured receivables and $1.1 billion for personal non-credit card receivables related to the December 2009 Charge-off Policy Changes.
(2)	In the first quarter of 2009, we began reporting our liquidating private label receivable portfolio, which consists primarily of the liquidating retail sales contracts in our Consumer Lending business prospectively within our personal non-credit card receivable portfolio. Accordingly, beginning in the first quarter of 2009, we have also begun reporting the associated credit loss reserves for these receivables with the appropriate receivable product, primarily personal non-credit card receivables.
(3)	These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans.

Credit loss reserves at December 31, 2009 were significantly impacted by changes in our charge-off policies for real estate secured, personal non-credit card and auto finance receivables. See Note 8, “Changes in Charge-off Policies During 2009,” for further discussion.

10.	Receivables Held for Sale

Receivables held for sale, which are carried at the lower of cost or fair value, consisted of the following:

	2010	2009

	(in millions)

Real estate secured receivables held for sale(1)	$4	$3

(1)	These receivables were originated with the intent to sell.

The following table shows the activity in receivables held for sale during 2010 and 2009:

	2010	2009

	(in millions)

Receivables held for sale at beginning of period	$3	$13,894
Receivable sales	-	(12,112)
Additional lower of cost or fair value adjustment subsequent to transfer to receivables held for sale	2	(374)
Transfer into receivables held for investment at the lower of cost or fair value:
Real estate secured	-	(216)
Credit card	-	(1,078)
Net change in receivable balance	(1)	(111)

Receivables held for sale at end of period	$4	$3

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

In June and December 2009, we transferred credit card receivables previously classified as receivables held for sale to receivables held for investment as we now intend to hold these receivables for the foreseeable future. These receivables were transferred at their current fair market value of $1.1 billion.

HSBC Finance Corporation

The following table summarizes the components of the lower of cost or fair value adjustments recorded at the date of transfer to receivables held for sale during 2010, 2009 and 2008:

Year Ended December 31,	2010	2009	2008

	(in millions)

Provision for credit losses(1)	$-	$-	$191
Lower of cost or fair value adjustment recorded as a component of other income(2)	-	-	200

Total lower of cost or fair value adjustment	$-	$-	$391

(1)	The portion of the lower of cost or fair value adjustment attributable to credit was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale.
(2)	Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity.

The valuation allowance on receivables held for sale was $3 million and $7 million at December 31, 2010 and 2009, respectively.

As it relates to our discontinued auto finance operations, in June and September 2009, we transferred auto finance receivables with a combined fair value of $533 million to receivables held for sale and recorded a lower of cost or fair value adjustment of $44 million during 2009 attributable to credit and marketplace conditions and is included as a component loss from discontinued operations. These receivables were sold to SC USA during March 2010. Additionally, in July 2010, we transferred auto finance receivables to held for sale with an outstanding principal balance of $2.9 billion at the time of transfer and recorded a lower of cost or fair value adjustment of $87 million attributable to credit which was included as a component of loss from discontinued operations. These receivables were sold to SC USA in August 2010. See Note 3, “Discontinued Operations,” for additional information on these transactions.

11.	Properties and Equipment

Property and Equipment consisted of the following:

			Depreciable
At December 31,	2010	2009	Life

	(dollars are in millions)

Land	$13	$13	-
Buildings and improvements	257	233	10-40 years
Furniture and equipment	43	47	3-10

Total	313	293
Accumulated depreciation and amortization	(111)	(92)

Properties and equipment, net	$202	$201

Depreciation and amortization expense for continuing operations totaled $29 million, $38 million and $56 million in 2010, 2009 and 2008, respectively.

HSBC Finance Corporation

12.	Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
At December 31, 2010	Gross	Charges	Amortization	Value

		(in millions)

Purchased credit card relationships and related programs(1)	$1,736	$-	$1,131	$605
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	252	-

Total	$2,330	$172	$1,553	$605

		Cumulative
		Impairment	Accumulated	Carrying
December 31, 2009	Gross	Charges	Amortization	Value

		(in millions)

Purchased credit card relationships and related programs(1)	$1,736	$-	$992	$744
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	248	4

Total	$2,330	$172	$1,410	$748

(1)	Purchased credit card relationships are being amortized to their estimated residual value of $162 million at December 31, 2010 and 2009.

During the third quarter of 2010, we completed our annual impairment testing of intangible assets. As a result of this testing, we determined that the fair value of each remaining intangible asset exceeded its carrying value. Therefore, we concluded that none of our intangible assets were impaired.

The weighted-average amortization period for our purchased credit card relationships and related programs as of December 31, 2010 was 106 months.

Intangible amortization expense totaled totaled $143 million, $157 million and $178 million in 2010, 2009 and 2008, respectively. Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2011	$138
2012	135
2013	99
2014	71

13.  Goodwill

Changes in the carrying amount of goodwill for continuing operations are as follows:

	2010		2009

	(in millions)

Balance at beginning of year	$-		$2,294
Goodwill impairment related to the Insurance Services business	-		(260)
Goodwill impairment related to the Card and Retail Services business	-		(2,034)

Balance at end of year	$-	(1)	$- (1)

(1)	At December 31, 2010 and 2009, accumulated impairment losses on goodwill totaled $6.0 billion.

HSBC Finance Corporation

As a result of the continuing deterioration of economic conditions throughout 2008 and into 2009 as well as the adverse impact to our Insurance Services business which resulted from the closure of all of our Consumer Lending branches, we wrote off all of our remaining goodwill balance during the first half of 2009.

14.	Commercial Paper

Commercial
Paper

(in millions)

December 31, 2010
Balance	$3,156
Highest aggregate month-end balance	4,864
Average borrowings	3,732
Weighted-average interest rate:
At year-end	.3%
Paid during year	.3
December 31, 2009
Balance	$4,291
Highest aggregate month-end balance	6,973
Average borrowings	5,412
Weighted-average interest rate:
At year-end	.4%
Paid during year	.9
December 31, 2008
Balance	$9,639
Highest aggregate month-end balance	11,901
Average borrowings	7,853
Weighted-average interest rate:
At year-end	1.0%
Paid during year	2.6

Interest expense for commercial paper totaled $11 million in 2010, $49 million in 2009 and $207 million in 2008.

We maintain various bank credit agreements primarily to support commercial paper borrowings. We had committed back-up lines of credit totaling $6.3 billion and $7.8 billion at December 31, 2010 and 2009, respectively. At December 31, 2009, one of these facilities totaling $2.5 billion was with an HSBC affiliate to support our issuance of commercial paper. This $2.5 billion credit facility was renewed in September 2010 as a new $2.0 billion back-up credit facility, split evenly between 364 day and two year tenors. Credit lines expire at various dates through 2012. Borrowings under these lines generally are available at a spread over LIBOR.

Our third party back-up line agreements contain a financial covenant which requires us to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Additionally, we are required to maintain a minimum of $6.0 billion of debt extended to us from affiliates through June 30, 2011 and $5.0 billion thereafter. At December 31, 2010, we were in compliance with all applicable financial covenants.

Annual commitment fee expenses to support availability of these lines during 2010, 2009 and 2008 totaled $33 million, $18 million and $8 million, respectively, and included $16 million, $9 million and $2 million, respectively, for the HSBC lines.

HSBC Finance Corporation

15.	Long-Term Debt

Long-term debt consisted of the following:

At December 31,	2010	2009

	(in millions)

Senior debt:
Fixed rate:
Secured financings:
5.00% to 5.99%; due 2019 to 2021	373	488
Other fixed rate senior debt:
1.00% to 1.99%; due 2013	3	-
2.00% to 2.99%; due 2010 to 2032	697	1,269
3.00% to 3.99%; due 2010 to 2015	440	152
4.00% to 4.99%; due 2010 to 2023	4,069	6,442
5.00% to 5.49%; due 2010 to 2021	11,613	13,226
5.50% to 5.99%; due 2010 to 2020	6,281	8,972
6.00% to 6.49%; due 2010 to 2033	6,165	7,261
6.50% to 6.99%; due 2010 to 2033	2,111	2,162
7.00% to 7.49%; due 2011 to 2032	1,864	2,109
7.50% to 7.99%; due 2012 to 2032	1,075	1,646
8.00% to 9.00%; due 2010	-	1,178
Variable interest rate:
Secured financings – .32% to 2.76%; due 2010 to 2023	3,704	4,190
Other variable interest rate senior debt – .33% to 5.89%; due 2010 to 2016	13,004	18,719
Subordinated debt	2,208	-
Junior subordinated notes issued to capital trusts	1,031	1,031
Unamortized discount	(89)	(99)
Obligation under capital lease	17	18
HSBC acquisition purchase accounting fair value adjustments	50	116

Total long-term debt	$54,616	$68,880

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.

At December 31, 2010, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $34 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.1 billion. At December 31, 2009, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $55 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.3 billion.

At December 31, 2010 and 2009, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 16, “Fair Value Option,” for further details. At December 31, 2010 and 2009, long-term debt totaling $20.8 billion and $26.7 billion, respectively, was carried at fair value.

Weighted-average interest rates on long-term debt were 4.6 percent and 4.1 percent at December 31, 2010 and 2009, respectively (excluding HSBC acquisition purchase accounting adjustments). Interest expense for long-term debt was $2.9 billion in 2010, $3.5 billion in 2009 and $5.0 billion in 2008. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 17, “Derivative Financial Instruments.”

During the fourth quarter of 2010, we offered noteholders of certain series of our debt the ability to exchange their existing senior notes for newly issued subordinated debt. As a result, we issued $1.9 billion in new 10-year fixed rate subordinated debt in exchange for tendered debt totaling $1.8 billion. Of the newly issued subordinated debt,

HSBC Finance Corporation

$1.2 billion was recorded in long-term debt and $731 million was recorded in due to affiliates. In December 2010, we issued an additional $1.0 billion of 10-year fixed rate subordinated debt to institutional investors.

During 2010, we redeemed $1.0 billion of retail medium-term notes in four phases of approximately $250 million each. These redemptions were funded through a new $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which was also executed during the third quarter of 2010 and allowed for borrowings with maturities of up to 15 years. During 2010, we borrowed $1.0 billion under this credit agreement with scheduled maturities between 2022 and 2025. In November 2010, we replaced the $1.0 billion outstanding under this loan through the issuance of preferred stock to HSBC Investments (North America) Inc. (“HINO”). See Note 19, “Redeemable Preferred Stock,” for additional information regarding this issuance of preferred stock.

Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts of $3.9 billion at December 31, 2010 are secured by $5.9 billion of closed-end real estate secured receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts of $4.7 billion at December 31, 2009 are secured by $6.8 billion of closed-end real estate secured receivables. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.

The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

HSBC Finance Capital
Trust IX
(“HFCT IX”)

(dollars are
in millions)

Junior Subordinated Notes:
Principal balance	$1,031
Interest rate	5.91%
Redeemable by issuer	November 2015
Stated maturity	November 2035
Preferred Securities:
Rate	5.91%
Face value	$1,000
Issue date	November 2005

The Preferred Securities must be redeemed when the Junior Subordinated Notes are paid. The Junior Subordinated Notes have a stated maturity date, but are redeemable by us, in whole or in part, beginning on the dates indicated above at which time the Preferred Securities are callable at par ($25 per Preferred Security) plus accrued and unpaid dividends. Dividends on the Preferred Securities are cumulative, payable quarterly in arrears, and are deferrable at our option for up to five years. We cannot pay dividends on our preferred and common stocks during such deferments. The Preferred Securities have a liquidation value of $25 per preferred security. Our obligations with respect to the Junior Subordinated Notes, when considered together with certain undertakings of HSBC Finance Corporation with respect to HFCT IX, constitute full and unconditional guarantees by us of HFCT IX’s obligations under the Preferred Securities.

HSBC Finance Corporation

Maturities of long-term debt at December 31, 2010, including secured financings, conduit facility renewals and capital lease obligations were as follows:

(in millions)

2011(1)	$12,904
2012	11,373
2013	6,981
2014	2,931
2015	5,291
Thereafter	15,136

Total	$54,616

(1)	Weighted average interest rate on long-term debt maturing in 2011 is 5.1%.

Certain components of our long-term debt may be redeemed prior to its stated maturity.

16.	Fair Value Option

We have elected FVO reporting for certain of our fixed rate debt issuances. At December 31, 2010, fixed rate debt accounted for under FVO totaled $21.3 billion, of which $20.8 billion is included as a component of long-term debt and $436 million is included as a component of due to affiliates. At December 31, 2010, we had not elected FVO for $16.8 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2010 has an aggregate unpaid principal balance of $20.4 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $404 million.

Long-term debt at December 31, 2009 includes $26.7 billion of fixed rate debt accounted for under FVO. At December 31, 2009, we did not elect FVO for $18.2 billion of fixed rate long-term debt currently carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2009 had an aggregate unpaid principal balance of $25.9 billion which includes a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $488 million.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 26, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

Year Ended December 31,	2010	2009	2008

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(269)	$1,063	$(1,957)
Credit risk component	109	(3,334)	3,106

Total mark-to-market on debt designated at fair value	(160)	(2,271)	1,149
Mark-to-market on the related derivatives(1)	112	(609)	1,775
Net realized gains on the related derivatives	789	755	236

Gain (loss) on debt designated at fair value and related derivatives	$741	$(2,125)	$3,160

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a gain of $84 million during 2010 compared to a loss of $75 million during 2009. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a loss of $84 million during 2010 compared to a gain of $75 million during 2009.

HSBC Finance Corporation

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads widen accounting gains are booked and the reverse is true if credit spreads narrow. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $873 million and $842 million at December 31, 2010 and 2009, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflects the following:

•	Interest rate curve – Interest rates in the U.S. decreased during 2010 resulting in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. An increase in long-term U.S. interest rates during 2009 resulted in gains in the interest rate component on the mark-to-market of the debt and losses on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points and multiple rates along an interest rate curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt does not have a corresponding derivative at both December 31, 2010 and 2009, respectively. Income from net realized gains increased during 2010 due to reduced short-term U.S. interest rates.

•	Credit – During 2010 we experienced an overall gain in the credit component of our debt primarily resulting from widening of credit spreads in our longer-dated debt, which was partially offset by the tightening of credit spreads in our shorter-dated debt. During 2009, our credit spreads tightened due to increased market confidence and improvements in marketplace liquidity resulting in a loss in the credit component of debt recorded at fair value.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2010 should not be considered indicative of the results for any future periods.

17.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Audit and Risk Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a

HSBC Finance Corporation

financial instrument to decrease in value or become more costly to settle. Prior to our ceasing originations in our Consumer Lending business and ceasing purchase activities in our Mortgage Services business, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps with the main objective of better matching the duration of our liabilities to the duration of our assets. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. We do not use leveraged derivative financial instruments.

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

At December 31, 2010 and 2009, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At December 31, 2010 and 2009, we provided third party swap counterparties with $33 million and $46 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At December 31, 2010 and 2009, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.5 billion and $3.4 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative

HSBC Finance Corporation

financial asset or derivative related liabilities. At December 31, 2010, we had derivative contracts with a notional value of $50.5 billion, including $49.9 billion outstanding with HSBC Bank USA. At December 31, 2009, we had derivative contracts with a notional value of approximately $59.7 billion, including $58.6 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet with the fair value amount recognized for derivative instruments.

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $51 million and $85 million at December 31, 2010 and 2009, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(4)	$-	Derivative related liabilities	$18	$39
Currency swaps	Derivative financial assets	124	312	Derivative related liabilities	-	-

Total fair value hedges		$120	$312		$18	$39

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain	Amount of Gain (Loss)			Amount of Gain (Loss)
		(Loss) Recognized	Recognized in Income			Recognized in Income
		in Income on Hedged	on the Derivative			on Hedged Item
	Hedged Item	Item and Derivative	2010	2009	2008	2010	2009	2008

					(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related income	$17	$(13)	$35	$7	$21	$(47)
Currency swaps	Fixed rate borrowings	Derivative related income	(13)	35	112	12	(34)	(88)

Total			$4	$22	$147	$19	$(13)	$(135)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and to fix future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $492 million and $490 million at December 31, 2010 and 2009, respectively. We expect $408 million ($264 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these

HSBC Finance Corporation

reclassed unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(437)	$(358)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	985	1,362	Derivative related liabilities	-	-

Total cash flow hedges		$548	$1,004		$-	$-

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss)			Location of Gain	Gain (Loss) Reclassed			Location of Gain	Gain (Loss)
	Recognized in OCI			(Loss) Reclassified	From AOCI			(Loss) Recognized	Recognized In Income
	on Derivative (Effective			from AOCI into	into Income			in Income	on Derivative
	Portion)			Income	(Effective Portion)			on the Derivative	(Ineffective Portion)
	2010	2009	2008	(Effective Portion)	2010	2009	2008	(Ineffective Portion)	2010	2009	2008

Interest rate swaps	$(65)	$473	$(567)	Interest expense	$(62)	$(24)	$(12)	Derivative related income	$(1)	$12	$(4)
	-	-	-	Gain on bulk receivable sale to HSBC affiliates Interest expense	-	(80)	-		-	-	-
Currency swaps	70	441	(478)	Interest expense	(34)	(51)	(89)	Derivative related income	(7)	82	22

Total	$5	$914	$(1,045)		$(96)	$(155)	$(101)		$(8)	$94	$18

Non-Qualifying Hedging Activities We may enter into interest rate and currency swaps which are not designated as hedges under derivative accounting principles. These financial instruments are economic hedges but do not qualify for hedge accounting and are primarily used to minimize our exposure to changes in interest rates and currency exchange rates through more closely matching both the structure and projected duration of our liabilities to the structure and duration of our assets. The following table provides information related to the location and derivative fair values in the consolidated balance sheet for our non-qualifying hedges:

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$165	$188	Derivative related liabilities	$5	$12
Currency swaps	Derivative financial assets	67	72	Derivative related liabilities	-	9

Total		$232	$260		$5	$21

HSBC Finance Corporation

The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss)
		Recognized
	Location of Gain (Loss)	in Derivative Related Income
	Recognized in	(Expense)
	Income on Derivative	2010	2009	2008

		(in millions)

Interest rate contracts	Derivative related income	$(394)	$200	$(361)
Currency contracts	Derivative related income	-	(3)	25

Total		$(394)	$197	$(336)

We have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 16, “Fair Value Option,” for further discussion.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	as of December 31,			as of December 31,
	Balance Sheet			Balance Sheet
	Location	2010	2009	Location	2010	2009

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$907	$1,034	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	739	752	Derivative related liabilities	-	-

Total		$1,646	$1,786		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates:

		Amount of Gain (Loss)
		Recognized
		in Derivative Related Income
	Location of Gain (Loss)	(Expense)
	Recognized in Income on Derivative	2010	2009	2008

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$719	$(39)	$1,703
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	182	185	308

Total		$901	$146	$2,011

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

At December 31,	2010	2009

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$8,917	$11,585
Currency swaps	10,018	15,373

	18,935	26,958

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	11,449	7,081
Purchased caps	173	682
Foreign exchange:
Swaps	1,221	1,291
Forwards	123	349

	12,966	9,403

Derivatives associated with debt carried at fair value:
Interest rate swaps	15,212	19,169
Currency swaps	3,376	4,122

	18,588	23,291

Total	$50,489	$59,652

18.	Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2010	2009	2008

	(in millions)

Provision (benefit) for income taxes related to continuing operations	$(1,007)	$(2,632)	$(1,087)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains (losses) on securities available-for-sale, not other-than-temporarily impaired, net	22	51	(31)
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale	1	(4)	-
Unrealized gains (losses) on cash flow hedging instruments	43	387	(370)
Changes in funded status of pension and post retirement benefit plans	(5)	2	(4)
Foreign currency translation adjustments	2	8	(46)
Exercise of stock based compensation	-	-	2
Valuation allowance	-	(2)	30

Total	$(944)	$(2,190)	$(1,506)

HSBC Finance Corporation

Provisions for income taxes related to our continuing operations were:

Year Ended December 31,	2010	2009	2008

	(in millions)

Current provision (benefit):
United States	$(1,322)	$(2,386)	$(1,085)
Foreign	-	1	11

Total current provision (benefit)	(1,322)	(2,385)	(1,074)

Deferred provision (benefit):
United States	315	(247)	(13)

Total deferred provision (benefit)	315	(247)	(13)

Total income provision (benefit)	$(1,007)	$(2,632)	$(1,087)

The significant components of deferred provisions attributable to income from continuing operations were:

Year Ended December 31,	2010	2009	2008

	(in millions)

Deferred income tax (benefit) provision (excluding the effects of other components)	$274	$(204)	$(291)
Increase in valuation allowance	49	209	316
Change in operating loss carryforwards	(8)	(282)	(107)
Adjustment to statutory tax rate	-	30	69

Deferred income tax provision	$315	$(247)	$(13)

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

Year Ended December 31,	2010		2009		2008

	(dollars are in millions)

Tax benefit at the U.S. federal statutory income tax rate	$(1,017)	(35.0)%	$(3,534)	(35.0)%	$(1,293)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(15)	(.5)	28	.3	(52)	(1.4)
State rate change effect on net deferred taxes	-	-	34	.3	70	1.9
Non-deductible goodwill	-	-	798	7.9	115	3.1
Low income housing and other tax credits	-	-	(19)	(.2)	(50)	(1.4)
Leveraged leases	48	1.7	20	.2	34	.9
Other	(23)	(.9)	41	.4	89	2.5

Total income tax benefit	$(1,007)	(34.7)%	$(2,632)	(26.1)%	$(1,087)	(29.4)%

The effective tax rate for continuing operations in 2010 was primarily impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates and amortization of purchase accounting adjustments on leveraged leases that matured in December 2010. The effective tax rate for continuing operations in 2009 was significantly impacted by the non-tax deductible impairment of goodwill, the relative level of pretax book loss, increase in the state and local income tax valuation allowance, and a decrease in low income housing credits. The effective tax in 2008 was significantly impacted by the non-deductible goodwill impairment, an increase in the state and local income tax valuation allowance as well as a change in estimate in the state tax rate for jurisdictions where we file combined unitary state tax returns with other HSBC affiliates.

HSBC Finance Corporation

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

At December 31,	2010	2009

	(in millions)

Deferred Tax Assets
Credit loss reserves	$2,497	$2,837
Unused tax benefit carryforwards	796	790
Market value adjustment	318	586
Other	516	658

Total deferred tax assets	4,127	4,871
Valuation allowance	(720)	(671)

Total deferred tax assets net of valuation allowance	3,407	4,200

Deferred Tax Liabilities
Fee income	412	626
Deferred loan origination costs	290	306
Intangibles	-	185
Receivables sold	99	-
Leveraged leases	-	73
Other	115	123

Total deferred tax liabilities	916	1,313

Net deferred tax asset	$2,491	$2,887

The decrease in the credit loss reserves component of the deferred tax asset in 2010 reflects increased levels of charge-offs recorded during the year.

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

At December 31,	2010	2009

	(in millions)

State tax benefit loss limitations	$537	$480
Deferred capital loss on sale to affiliates	49	49
Foreign tax credit carryforward	127	127
Other	7	15

Total	$720	$671

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

	(in millions)

Balance at beginning of year	$196	$199
Additions based on tax positions related to the current year	13	6
Additions for tax positions of prior years	25	33
Reductions for tax positions of prior years	(27)	(21)
Settlements	(33)	(17)
Reductions for lapse of statute of limitations	(5)	(4)

Balance at end of year	$169	$196

The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $96 million and $110 million at December 31, 2010 and 2009, respectively.

It is our policy to recognize accrued interest related to unrecognized tax benefits in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax benefits as a

HSBC Finance Corporation

component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $76 million and $78 million at December 31, 2010 and 2009, respectively. We decreased our accrual for the payment of interest and penalties associated with uncertain tax positions by $2 million and $1 million during 2010 and 2009, respectively.

HSBC North America Consolidated Income Taxes We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to the principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

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

HSBC Finance Corporation

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

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.5 billion and $2.9 billion as of December 31, 2010 and 2009, respectively.

We remain subject to Federal income tax examination for years 1998 and forward and state income tax examinations for years 1996 and forward. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various tax jurisdictions.

In November 2009, President Obama signed into law “The Worker, Homeownership, and Business Assistance Act of 2009” which allows for an extended carryback period for certain federal tax net operating losses. Our deferred tax asset related to such losses was reduced by $1.6 billion as a result of this legislation during 2009.

In May 2008, we sold all of the common stock of Household International Europe, the holding company for our U.K. Operations to HSBC Overseas Holdings (UK) Limited for a loss. No tax benefit was recognized on the loss on sale because the sale was between affiliates under common control, the capital loss was deferred and a valuation allowance was established on the $49 million deferred tax asset relating to the future realization of the deferred tax capital loss. The deferred tax capital loss could be recognized if the stock of Household International Europe is sold to an unaffiliated third party. Capital losses may only be offset by capital gains and have a five-year carryforward period. In November 2008, we transferred the common stock of HSBC Financial Corporation Limited, the holding company for our Canadian Operations to HSBC Bank Canada (“HBCA”). No tax benefit was recognized on the transfer due to loss disallowance rules.

At December 31, 2010, we had net operating loss carryforwards of $10.1 billion for state tax purposes which expire as follows: $151 million in 2011-2015; $356 million in 2016-2020; $1.9 billion in 2021-2025; and $7.7 billion in 2026 and forward.

At December 31, 2010, we had foreign tax credit carryforwards of $127 million for federal income tax purposes which expire as follows: $43 million in 2015; $36 million in 2016; and $21 million in 2017; and $27 million in 2018.

At December 31, 2010, we had general business tax credit carryforwards of $87 million for federal income tax purposes which expire as follows: $18 million in 2026; $50 million in 2028; and $19 million in 2029.

19.	Redeemable Preferred Stock

In November 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C (“Series C Preferred Stock”) to our parent, HINO, for a cash purchase price of $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1,000,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000,000 per share plus accrued and unpaid dividends. The holders of Series C Preferred

HSBC Finance Corporation

Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. Dividend payments will begin during the first quarter of 2011.

In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”). Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. In 2010 and 2009, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2010 and 2009.

20.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Year Ended December 31,	2010	2009	2008

	(in millions)

Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(632)	$(1,316)	$(718)
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $41 million, $329 million and $(381) million, respectively	54	585	(675)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $2 million, $56 million and $36 million, respectively	3	99	65

Total other comprehensive income for period	57	684	(610)
Reclassification adjustment due to sale of Canadian Operations	-	-	12

Balance at end of period	(575)	(632)	(1,316)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$38	$(54)	$(13)
Other comprehensive income for period:
Net unrealized holding gains (losses) arising during period, net of tax of $25 million, $48 million and $(31) million, respectively	44	85	(59)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(3) million, $3 million and $2 million, respectively	(4)	7	6

Total other comprehensive income for period	40	92	(53)
Reclassification adjustment due to sale of Canadian Operations	-	-	12

Balance at end of period	78	38	(54)

HSBC Finance Corporation

Year Ended December 31,	2010	2009	2008

	(in millions)

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$(7)	$-	$-
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $1 million, $(6) million and $- million, respectively	3	(10)	-
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million, $2 million and $- million, respectively –	-	3	-

Total other comprehensive loss for period	3	(7)	-

Balance at end of period	(4)	(7)	-

Pension liability:
Balance at beginning of period	8	4	(3)
Other comprehensive income for period:
Postretirement benefit plan adjustment, net of tax of $(5) million, $2 million and $(4) million, respectively	(8)	4	(1)

Total other comprehensive income for period	(8)	4	(1)
Reclassification adjustment due to sale of U.K. Operations	-	-	(10)
Reclassification adjustment due to sale of Canadian Operations	-	-	18

Balance at end of period	-	8	4

Foreign currency translation adjustments:
Balance at beginning of period	10	(12)	514
Other comprehensive loss for period:
Translation gains (losses), net of tax of $2 million, $8 million and $(43) million, respectively	-	22	(120)

Total other comprehensive income for period	-	22	(120)
Reclassification adjustment due to sale of U.K. Operations	-	-	(370)
Reclassification adjustment due to sale of Canadian Operations	-	-	(36)

Balance at end of period	10	10	(12)

Total accumulated other comprehensive loss at end of period	$(491)	$(583)	$(1,378)

HSBC Finance Corporation

21.  Share-Based Plans

Restricted Share Plans Subsequent to our acquisition by HSBC, key employees have been provided awards in the form of restricted shares (“RSRs”) and restricted stock units (“RSUs”) under the Group Share Plan. These shares have been granted as both time vested (3 year vesting) and/or performance contingent (3 and 4 year vesting) awards. We also issue a small number of off-cycle grants each year for recruitment and retention. These RSR awards vest over a varying period of time depending on the nature of the award, the longest of which vests over a five year period. Annual awards to employees in 2004 vested over five years contingent upon the achievement of certain company performance targets.

Information with respect to RSR and RSUs awarded under HSBC’s Restricted Share Plan/Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

Year Ended December 31,	2010	2009	2008

RSR and RSUs awarded	964,927	4,618,923	3,566,510
Weighted-average fair market value per share	$10.36	$8.78	$16.45
RSR and RSUs outstanding at December 31	4,038,870	9,559,886	12,102,259
Compensation cost: (in millions)
Pre-tax	$14	$27	$37
After-tax	9	18	24

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), allows eligible employees to enter into savings contracts to save up to the equivalent of 250 pounds sterling per month, with the option to use the savings to acquire ordinary shares of HSBC at the end of the contract period. There are currently three types of plans offered which allow the participant to select savings contracts of 1, 3 or 5 year length. The options for the 1 year plan are automatically exercised if the current share price is at or above the strike price, which is at a 15 percent discount to the fair market value of the shares on grant date. If the current share price is below the strike price, the participants have the ability to exercise the option during the three months following the maturity date if the share price rises. The options under the 3 and 5 year plans are exercisable within six months following the third or fifth year, respectively, of the commencement of the related savings contract, at a 20 percent discount for options granted. HSBC ordinary shares granted and the related fair value of the options for 2010, 2009 and 2008 are presented below:

	2010		2009		2008
	HSBC	Fair Value	HSBC	Fair Value	HSBC	Fair Value
	Ordinary	Per Share of	Ordinary	Per Share of	Ordinary	Per Share of
	Shares	Shares	Shares	Shares	Shares	Shares
	Granted	Granted	Granted	Granted	Granted	Granted

1 year vesting period	115,205	$2.00	425,259	$2.07	305,147	$3.10
3 year vesting period	120,591	2.57	738,859	2.41	660,727	3.93
5 year vesting period	31,276	2.76	379,170	2.19	208,019	4.18

Compensation expense related to the grants under the HSBC Sharesave Plan totaled $1 million in 2010, $3 million in 2009 and $3 million in 2008. As of December 31, 2010, future compensation cost related to grants which have not yet fully vested is approximately $9 million. This amount is expected to be recognized over a weighted-average period of 0.94 years.

The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model. The significant assumptions used to estimate the fair value of the options granted by year are as follows:

	2010	2009	2008

Risk-free interest rate	.47 - 2.63%	.52 - 2.10%	1.85 - 3.03%
Expected life	1, 3 or 5 years	1, 3 or 5 years	1, 3 or 5 years
Expected volatility	30%	50%, 35%, 30%	25%

HSBC Finance Corporation

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, the shareholders approved and HSBC adopted the HSBC Share Plan (“Group Share Plan”) to replace this plan. Since 2004, no further options have been granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. In lieu of options, these employees received grants of shares of HSBC stock subject to certain vesting conditions as discussed further above. If the performance conditions are not met by year 5, the options will be forfeited. Options granted to employees in 2004 vest 100 percent upon the attainment of certain company performance conditions which were met in 2009 and expire ten years from the date of grant. Such options were granted at market value. There was no compensation expense related to the Group Share Option Plan during 2010 or 2009.

Information with respect to the Group Share Option Plan is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	6,633,653	$13.05	5,780,800	$14.96	6,060,800	$14.97
Options granted due to HSBC plc rights issuance(1)	-		852,853	13.05	-	-
Exercised	-	-	-	-	-	-
Transferred	-	-	-	-	(175,000)	15.31
Expired or canceled	-	-	-	-	(105,000)	14.82

Outstanding at end of year	6,633,653	13.05	6,633,653	13.05	5,780,800	14.96

Exercisable at end of year	6,633,653	$13.05	6,633,653	$13.05	3,654,800	$15.31

(1)	As a result of the HSBC plc share rights offering, existing holders of share options were granted additional options of a value such that the rights offering would not be dilutive to their individual positions.

The following table summarizes information about stock options outstanding under the Group Share Option Plan at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$12.51 – 15.00	6,633,653	2.98	$13.05	6,633,653	$13.05

Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. No compensation expense related to the former Household plan was recorded in 2010, 2009 or 2008 as all shares under the former Household plan are fully vested.

HSBC Finance Corporation

Information with respect to stock options granted under the former Household plan is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	HSBC	Average	HSBC	Average	HSBC	Average
	Ordinary	Price per	Ordinary	Price per	Ordinary	Price per
	Shares	Share	Shares	Share	Shares	Share

Outstanding at beginning of year	17,101,975	$16.28	19,525,710	$18.23	21,159,911	$18.04
Options granted due to HSBC plc rights issuance(1)	-	-	2,880,667	15.88	-	-
Exercised	(306,964)	9.29	(20,000)	10.66	(262,437)	13.35
Transferred in/(out)	-	-	-	-	(719,846)	18.29
Expired or canceled	(6,052,842)	16.10	(5,284,402)	14.61	(651,918)	14.16

Outstanding at end of year	10,742,169	$16.58	17,101,975	$16.28	19,525,710	$18.23

Exercisable at end of year	10,742,169	$16.58	17,101,975	$16.28	19,525,710	$18.23

(1)	As a result of the HSBC plc share rights offering, existing holders of share options were granted additional options of a value such that the rights offering would not be dilutive to their individual positions.

The following table summarizes information about the number of HSBC ordinary shares subject to outstanding stock options under the former Household plan, at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$ 9.01 – $12.50	2,345,452	1.87	$9.29	2,345,452	$9.29
$17.51 – $20.00	8,396,717	.87	18.62	8,396,717	18.62

22.  Pension and Other Postretirement Benefits

Defined Benefit Pension Plan Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit pension plan (either the “HSBC North America Pension Plan” or the “Plan”) which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S.

The table below reflects the portion of pension expense and its related components of the HSBC North America Pension Plan which has been allocated to us and is recorded in our consolidated statement of income (loss).

Year Ended December 31,	2010	2009	2008

	(in millions)

Service cost – benefits earned during the period	$18	$27	$46
Interest cost on projected benefit obligation	58	64	66
Expected return on assets	(57)	(45)	(77)
Partial plan termination(1)	-	9	-
Recognized losses	35	33	1

Pension expense	$54	$88	$36

(1)	Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting

HSBC Finance Corporation

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

Pension expense declined during 2010 due to lower service cost and interest cost as a result of reduced headcount. Also contributing to lower pension expense was an increase in the expected return of plan assets primarily due to higher asset levels.

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

The aforementioned changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision will be amortized to net periodic pension cost over the future service periods of the affected employees. The changes to the Supplemental Retirement Income Plan have been accounted for as a plan curtailment, which resulted in no significant immediate recognition of income or expense.

The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2010	2009	2008

Discount rate	5.60%	7.15%	6.55%
Salary increase assumption	2.90	3.50	3.75
Expected long-term rate of return on Plan assets	7.70	8.00	8.00

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

Investment Strategy for Plan Assets The primary objective of the HSBC North America Pension Plan is to provide eligible employees with regular pension benefits. Since the plan is governed by the Employee Retirement Security Act of 1974 (“ERISA”), ERISA regulations serve as guidance for the management of plan assets. In this regard, an Investment Committee (the “Committee”) for the Plan has been established and its members have been appointed by the Chief Executive Officer as authorized by the Board of Directors of HSBC North America. The Committee is responsible for establishing the funding policy and investment objectives supporting the Plan including allocating the assets of the Plan, monitoring the diversification of the Plan’s investments and investment performance, assuring the Plan does not violate any provisions of ERISA and the appointment, removal and monitoring of investment advisers and the trustee. Consistent with prudent standards for preservation of capital and maintenance of liquidity,

HSBC Finance Corporation

the goal of the Plan is to earn the highest possible total rate of return consistent with the Plan’s tolerance for risk as periodically determined by the Committee. A key factor shaping the Committee’s attitude towards risk is the generally long term nature of the underlying benefit obligations. The asset allocation decision reflects this long term horizon as well as the ability and willingness to accept some short-term variability in the performance of the portfolio in exchange for the expectation of competitive long-term investment results for its participants.

The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension support staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension support staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension support staff and two members of the investment committee, including the chairman, are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. During the two strategic reviews in 2010, the Committee re-examined the Plan’s asset allocation levels, interest rate hedging strategy and investment menu options. In October 2010, the Committee unanimously agreed to maintain the Plan’s target asset allocation mix in 2010 at 60 percent equity securities, 39 percent fixed income securities and 1 percent cash. Further, the Committee agreed to gradually shift to 40 percent equity securities, 59 percent fixed income securities and 1 percent cash over a 24 month period. Should interest rates rise faster than currently projected by the Committee, the shift to a higher percentage of fixed income securities will be accelerated.

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

Prior to 2009, both third party and affiliate investment consultants were used to provide investment consulting services such as recommendations on the type of funds to be utilized, appropriate fund managers, and the monitoring of the performance of those fund managers. In 2009, the Committee approved the use of a third party investment consultant exclusively. Fund performance is measured against absolute and relative return objectives. Results are reviewed from both a short-term (less than 1 year) and intermediate term (three to five year i.e. a full market cycle) perspective. Separate account fund managers are prohibited from investing in all HSBC Securities, restricted stock (except Rule 144(a) securities which are not prohibited investments), short-sale contracts, non-financial commodities, investments in private companies, leveraged investments and any futures or options (unless used for hedging purposes and approved by the Committee). Commingled account and limited partnership fund managers however are allowed to invest in the preceding to the extent allowed in each of their offering memoranda. As a result of the current low interest rate environment and expectation that interest rates will rise in the future, the Committee mandated the suspension of its previously approved interest rate hedging strategy in June 2009. Outside of the approved interest rate hedging strategy, the use of derivative strategies by investment managers must be explicitly authorized by the Committee. Such derivatives may be used only to hedge an account’s investment risk or to replicate an investment that would otherwise be made directly in the cash market.

The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 7.25 percent;

HSBC Finance Corporation

•	A passive, blended index comprised of 19.5 percent S&P 500, 12 percent Russell 2000, 11 percent EAFE, 8 percent MSCI AC World Free Index, 2 percent S&P/Citigroup Extended Market World Ex-US, 7.5 percent MSCI Emerging Markets, 29 percent Barclays Long Gov/Credit, 10 percent Barclays Treasury Inflation Protected Securities and 1 percent 90-day T-Bills; and

•	Above median performance of peer corporate pension plans.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2010 are as follows:

Percentage of
Plan Assets at
December 31, 2010

Domestic Large/Mid-Cap Equity	17.9%
Domestic Small Cap Equity	11.0
International Equity	11.9
Global Equity	7.3
Emerging Market Equity	6.9
Fixed Income Securities	44.0
Cash or Cash Equivalents	1.0

Total	100.0%

Plan Assets A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2010	2009

	(in millions)

Fair value of net Plan assets at beginning of year	$2,141	$1,978
Cash contributions by HSBC North America	187	241
Actual return on Plan assets	397	129
Benefits paid	(161)	(207)

Fair value of net Plan assets at end of year	$2,564	$2,141

As a result of the capital markets improving since December 2009, as well as the $187 million contribution to the Plan during 2010, the fair value of Plan assets at December 31, 2010 increased approximately 20 percent compared to 2009.

The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements by January 1, 2015. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump some payments to retiring participants. The revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

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

HSBC Finance Corporation

As a result, during 2010 HSBC North America made a contribution to the Plan of $187 million. Additional contributions during 2011 are anticipated.

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

The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2010 and 2009.

	Fair Value Measurement at December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)

		(in millions)

Investments at Fair Value:
Cash and short term investments	$128	$128	$-	$-
Equity Securities
U.S. Large-cap Growth(1)	485	478	7	-
U.S. Small-cap Growth(2)	295	215	80	-
International Equity(3)	280	119	161	-
Global Equity	203	84	119	-
Emerging Market Equity	203	-	203	-
U.S. Treasury	519	519	-	-
U.S. Government agency issued or guaranteed	35	4	31	-
Obligations of U.S. states and political subdivisions	30	-	30	-
Asset-backed securities	34	-	6	28
U.S. corporate debt securities(4)	287	-	287	-
Corporate stocks – preferred	6	5	1	-
Foreign debt securities	116	-	99	17
Other Investments	59	-	59	-
Accrued interest	13	5	8	-

Total investments	2,693	1,557	1,091	45

Receivables:
Receivables from sale of investments in process of settlement	36	36	-	-
Derivative financial asset(5)	17	-	17	-

Total receivables	53	36	17	-

Total Assets	2,746	1,593	1,108	45
Liabilities	(182)	(80)	(102)	-

Total Net Assets	$2,564	$1,513	$1,006	$45

HSBC Finance Corporation

	Fair Value Measurement at December 31, 2009
	Total	(Level 1)	(Level 2)	(Level 3)

	(in millions)

Investments at Fair Value:
Cash and short term investments	$78	$78	$-	$-
Equity Securities				-
U.S. Large-cap Growth(1)	518	510	8	-
U.S. Small-cap Growth(2)	317	205	112	-
International Equity(3)	287	158	129	-
Global Equity	180	166	14	-
Emerging Market Equity	46	-	46	-
U.S. Treasury	382	382	-	-
U.S. Government agency issued or guaranteed	41	2	39	-
Obligations of U.S. states and political subdivisions	13	-	11	2
Asset-backed securities	28	-	11	17
U.S. corporate debt securities(4)	274	-	273	1
Corporate stocks – preferred	3	2	1	-
Foreign debt securities	96	-	95	1
Accrued interest	13	5	8	-

Total investments	2,276	1,508	747	21

Receivables:
Receivables from sale of investments in process of settlement	20	20	-	-
Derivative financial asset(5)	21	-	21	-

Total receivables	41	20	21	-

Total Assets	2,317	1,528	768	21
Liabilities	(176)	(22)	(154)	-

Total Net Assets	$2,141	$1,506	$614	$21

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

(3)	This category comprises actively managed equity investments in non-U.S. and Canada developed markets that generally track the MSCI EAFE index. MSCI EAFE is an equity market index of 22 developed market countries in Europe, Australia, Asia and the Far East including Australia, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Israel, Italy, Japan, the Netherlands, New Zealand, Norway, Portugal, Singapore, Spain, Sweden, Switzerland, and the United Kingdom.

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised completely of interest rate swaps.

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2010:

	Level 2	Level 3	Total

	(in millions)

AAA to AA(1)	$23	$-	$23
A+ to A-(1)	106	-	106
BBB+ to Unrated(1)	158	-	158

Total	$287	-	$287

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no significant transfers between Levels 1 and 2 during 2010.

Information on Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets during 2010 and 2009.

		Total Gains and (Losses)
		Included in							Current Period
			Other			Transfers	Transfers		Plan
	Jan 1,		Comp.			Into	Out of	Dec. 31,	Unrealized
	2010	Income	Income	Purchases	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Obligations of U.S. states and political subdivisions	$2	$-	$-	$-	$-	$-	$(2)	$-	$-
Asset-backed securities	18	-	2	-	(1)	9	-	28	6
Foreign debt securities	1	-	-	16	-	-	-	17	1

Total assets	$21	$-	$2	$16	$(1)	$9	$(2)	$45	$7

		Total Gains and (Losses)
		Included in							Current Period
			Other			Transfers	Transfers		Plan
	Jan 1,		Comp.			Into	Out of	Dec. 31,	Unrealized
	2009	Income	Income	Purchases	Settlement	Level 3	Level 3	2009	Gains (Losses)

	(in millions)

International equity	$12	$-	$-	$-	$(2)	$-	$(10)	$-	$-
Global equity	18	-	-	-	(3)	-	(15)	-	-
U.S. Treasury	13	-	-	-	(1)	-	(12)	-	-
U.S. governmental agency issued or guaranteed	2	-	-	-	-	-	(2)	-	-
Obligations of U.S. states and political subdivisions	2	-	-	2	-	-	(2)	2	-
Asset-backed securities	9	-	-	7	(1)	8	(5)	18	3
U.S. corporate debt securities	10	-	-	-	(10)	-	-	-	-
Foreign debt securities	1	-	1	-	(1)	-	-	1	1

Total assets	$67	$-	$1	$9	$(18)	$8	$(46)	$21	$4

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

HSBC Finance Corporation

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

	2010	2009

	(in millions)

Projected benefit obligation at beginning of year	$3,113	$3,018
Service cost	76	83
Interest cost	174	182
Gain on curtailment	-	(24)
Actuarial losses	326	43
Special termination benefits	-	18
Plan amendment(1)	(144)	-
Benefits paid	(161)	(207)

Projected benefit obligation at end of year	$3,384	$3,113

(1)	The Plan amendment relates to the approval in the first quarter of 2010 to cease all future benefit accruals for legacy participants under the final average pay formula as previously discussed.

HSBC Finance Corporation

The accumulated benefit obligation for the HSBC North America Pension Plan was $3.4 billion and $2.9 billion at December 31, 2010 and 2009, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit should be considered our responsibility.

The curtailment gain recognized in 2009 resulted from our decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices.

The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan at December 31 are as follows:

	2010	2009	2008

Discount rate	5.45%	5.95%	6.05%
Salary increase assumption	2.75	3.50	3.50

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC
North America

(in millions)

2011	$167
2012	175
2013	182
2014	189
2015	195
2016-2020	1,053

Supplemental Retirement Plan We also offer a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $81 million and 79 million at December 31, 2010 and 2009, respectively. Pension expense related to the supplemental retirement plan was $12 million in 2010, $10 million in 2009 and $25 million in 2008.

Foreign Defined Benefit Pension Plans Prior to the sale of our U.K. and Canadian operations, we sponsored defined benefit pension plans for our foreign based employees. Pension expense for our foreign operations was $3 million in 2008 and is reflected as a component of Loss from discontinued operations in our consolidated statement of income (loss). These plans were transferred as part of the sale of our U.K. and Canadian operations.

Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $17 million in 2010, $32 million in 2009 and $52 million in 2008.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

HSBC Finance Corporation

The net postretirement benefit cost included the following:

Year Ended December 31,	2010	2009	2008

	(in millions)

Service cost – benefits earned during the period	$1	$2	$2
Interest cost	10	11	12
Gain on curtailment	-	(16)	(4)
Recognized gains	-	(3)	(3)

Net periodic postretirement benefit cost (income)	$11	$(6)	$7

During 2009, we recorded a curtailment gain of $16 million due to a reduction in the benefits to be provided by the postretirement benefit plan as a result of the decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices.

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2010	2009	2008

Discount rate	5.20%	7.15%	5.90%
Salary increase assumption	2.90	3.50	3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

	2010	2009

	(in millions)

Accumulated benefit obligation at beginning of year	$189	$207
Service cost	1	2
Interest cost	9	11
Transferred to HSBC Technology and Services (USA) Inc. (“HTSU”)(1)	(5)	(4)
Actuarial losses	5	3
Gain on curtailment	-	(16)
Benefits paid, net	(15)	(14)

Accumulated benefit obligation at end of year	$184	$189

(1)	Reflects the impact of the transfer of certain support functions to HTSU. See Note 23, “Related Party Transactions,” for additional information on the centralization of support functions within HTSU.

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $16 million relating to our postretirement benefit plans in 2011. The funded status of our postretirement benefit plans was a liability of $184 million and $189 million at December 31, 2010 and 2009, respectively.

HSBC Finance Corporation

Estimated future benefit payments for our postretirement benefit plans are as follows:

(in millions)

2011	$16
2012	16
2013	16
2014	16
2015	16
2016-2020	71

The assumptions used in determining the benefit obligation of our postretirement benefit plans at December 31 are as follows:

	2010	2009	2008

Discount rate	4.95%	5.60%	6.05%
Salary increase assumption	2.75	3.50	3.50

A 7.7 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and a 7.2 percent annual rate for participants over the age of 65 was assumed for 2010. This rate of increase is assumed to decline gradually to 4.50 percent in 2027.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent	One Percent
	Increase	Decrease

	(in millions)

Effect on total of service and interest cost components	$.1	$(.1)
Effect on postretirement benefit obligation	3	(2)

HSBC Finance Corporation

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

At December 31,	2010	2009

	(in millions)

Assets:
Cash	$168	$273
Interest bearing deposits with banks	1,009	5
Securities purchased under agreements to resell	2,060	1,550
Derivative related assets	64	-
Other assets	126	123

Total assets	$3,427	$1,951

Liabilities:
Due to affiliates (includes $436 million at December 31, 2010 carried at fair value)	$8,255	$9,043
Derivative related liability	2	56
Other liabilities	70	186

Total liabilities	$8,327	$9,285

Year Ended December 31,	2010	2009	2008

Income/(Expense):
Interest income from HSBC affiliates	$7	$7	$33
Interest expense paid to HSBC affiliates(1)	(764)	(1,103)	(1,024)

Net Interest income (loss)	(757)	(1,096)	(991)
Net gain on bulk sale of receivables to HSBC Bank USA	-	50	-
Gain/(loss) on FVO debt with affiliate	(4)	-	-
Dividend income from affiliate preferred stock	-	-	17
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	197	90	115
Daily sales of credit card receivables	343	377	142
Sales of real estate secured receivables	-	2	3

Total gain on receivable sales to HSBC affiliates	540	469	260

Gain (Loss) on sale of other assets to HSBC affiliates	-	20	-
Loss on sale of affiliate preferred stock	-	(6)	-
Servicing and other fees from HSBC affiliates:

HSBC Finance Corporation

Year Ended December 31,	2010	2009	2008

HSBC Bank USA:
Real estate secured servicing and related fees	12	7	6
Private label and card receivable servicing and related fees	625	635	436
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	18	47	40
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	11	59	63

Total servicing and other fees from HSBC affiliates	666	748	545

Support services from HSBC affiliates	(1,092)	(925)	(922)
Stock based compensation expense with HSBC	(14)	(29)	(36)
Insurance commission paid to HSBC Bank Canada	(33)	(18)	(7)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.
(2)	During 2010, changes were made in the methodology used to allocate rental expense between us and HTSU. Rental revenue from HTSU totaled $3 million during 2010, $47 million during 2009 and 2008, respectively.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new receivable originations on these credit card accounts to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis all new private label receivable originations and new receivable originations on these credit card accounts to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

HSBC Finance Corporation

The following table summarizes the private label, credit card (including the GM and UP Portfolios) and real estate secured receivables we are servicing for HSBC Bank USA at December 31, 2010 and 2009 as well as the receivables sold on a daily basis during 2010, 2009 and 2008:

		Credit Cards

	Private	General	Union		Real Estate
	Label	Motors	Privilege	Other	Secured	Total

			(in billions)

Receivables serviced for HSBC Bank USA:
December 31, 2010	$13.5	$4.5	$4.1	$2.0	$1.5	$25.6
December 31, 2009	15.6	5.4	5.3	2.1	1.8	30.2
Total of receivables sold on a daily basis to HSBC Bank USA during:
2010	$14.6	$13.5	$3.2	$4.1	$-	$35.4
2009	15.7	14.5	3.5	4.3	-	38.0
2008	19.6	-	-	4.8	-	24.4

Fees received for servicing these loan portfolios totaled $630 million, $641 million and $442 million during 2010, 2009 and 2008, respectively.

•	The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price.

•	In the second quarter of 2008, our Consumer Lending business launched a new program with HSBC Bank USA to sell real estate secured receivables to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our Consumer Lending business originated the loans in accordance with Freddie Mac’s underwriting criteria. The loans were then sold to HSBC Bank USA, generally within 30 days. HSBC Bank USA repackaged the loans and sold them to Freddie Mac under their existing Freddie Mac program. During the three months ended March 31, 2009, we sold $51 million of real estate secured loans to HSBC Bank USA for a gain on sale of $2 million. This program was discontinued in late February 2009 as a result of our decision to discontinue new customer account originations in our Consumer Lending business.

•	HSBC Bank USA serviced a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, servicing of these receivables was transferred back to us. Fees paid relating to the servicing of this portfolio totaled $1 million during 2010 prior to the transfer of servicing to us compared to $6 million and $12 million during 2009 and 2008, respectively. These fees are reported in Support services from HSBC affiliates. The decrease during 2010 reflects a renegotiation of servicing fees for this portfolio.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $15 million (after-tax).

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates. Fees received for auto finance loan servicing are included as a component of Loss from discontinued Auto operations.

HSBC Finance Corporation

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2010 and 2009, we paid $8 million and $5 million for services we received from HSBC Bank USA and received $7 million and $1 million for services we provided.

•	In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either December 31, 2010 or 2009.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2010. There were no balances outstanding at December 31, 2010 or 2009.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2010. There were no balances outstanding at December 31, 2010 or 2009.

•	As it relates to our TFS operations, which terminated in the fourth quarter of 2010, HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originated the loans on behalf of our TFS business for clients of a single third party tax preparer. We historically purchased the loans originated by HSBC Bank USA and HTCD daily for a fee. During the first quarter of 2010, we began purchasing a smaller portion of these loans. The loans which we previously purchased were retained by HSBC Bank USA’s balance sheet. In the event any of the loans which HSBC Bank USA continued to hold on its balance sheet reached a defined delinquency status, we purchased the delinquent loans at par value as we assumed all credit risk associated with this program. We received a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $58 million during 2010 and is included as a component of loss from discontinued operations. For the loans which we continued to purchase from HTCD, we received taxpayer financial services revenue and paid an origination fee to HTCD. Fees paid for originations totaled $4 million in 2010, $11 million in 2009 and $13 million in 2008 and are included as a component of loss from discontinued operations.

•	As it relates to our discontinued auto finance operations, in January 2009, we sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million which is included as a component of Loss from discontinued auto operations for 2009. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee, which is included as a component of Loss from discontinued auto operations. In August 2010, we sold the remainder of our auto finance receivable portfolio to SC USA.

Transactions with HSBC Holdings plc:

•	A commercial paper back-stop credit facility of $2.0 billion and $2.5 billion from HSBC at December 31, 2010 and 2009, respectively, supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at December 31, 2010 or 2009. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	During the second quarter of 2009, we sold to HSBC $248 million of affiliate preferred stock which we had received on the sale of our U.K. credit card business. As a result, we recorded a loss on sale of $6 million which is included as a component of other income during 2009.

HSBC Finance Corporation

•	In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million in 2009 and $18 million in 2008. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC. As of December 31, 2010, our share of future compensation cost related to grants which have not yet fully vested is approximately $9 million. This amount is expected to be recognized over a weighted-average period of 0.94 years.

Transactions with other HSBC affiliates:

•	HSBC North America’s technology and certain centralized support services including human resources, corporate affairs, risk management and other shared services and beginning in January 2010, legal, compliance, tax and finance are centralized within HTSU. Technology related assets are generally capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing them certain administrative services, such as internal audit, as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $125 million in 2010, $161 million in 2009 and $159 million in 2008 are included as a component of Support services from HSBC affiliates in the table above. Beginning in 2010, the expenses for these services for all HSBC North America operations are billed directly to HTSU who is providing oversight and review of the majority of all of our intercompany transactions and then bills these services to the appropriate HSBC affiliate who benefited from the services.

•	During the fourth quarter of 2008, we sold miscellaneous assets to HTSU for a purchase price equal to the book value of these assets of $41 million.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $49.9 billion and $58.6 billion at December 31, 2010 and 2009, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.5 billion and $3.4 billion at December 31, 2010 and 2009, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At December 31, 2010, due to affiliates includes $436 million carried at fair value under FVO reporting. During 2010, loss on debt designated at fair value and related derivatives includes $4 million related to these debt issuances.

•	During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan to HSBC North America with the issuance of 1,000 shares of Series C preferred stock to HINO for $1.0 billion. See Note 19, “Redeemable Preferred Stock,” for further discussion of the Series C preferred stock.

HSBC Finance Corporation

•	In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. The deposit can be withdrawn anytime after June 3, 2011 with 185 days notice, and matures on March 1, 2012. Interest income earned on this deposit, which was immaterial during 2010, is included in interest income from HSBC affiliates in the table above.

•	In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HBEU. The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $5 million in 2009 and $11 million in 2008.

•	In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $19 million in 2009 and $16 million in 2008.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $6 million in 2010, $5 million in 2009 and $16 million in 2008 and is reflected as Interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 22, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•	We have utilized HSBC Markets (USA) Inc, (“HMUS”) to lead manage the underwriting of a majority of our ongoing debt issuances as well as manage the debt exchange which occurred during 2010. During 2010, fees paid to HMUS for such services totaled $13 million. There were no fees paid to HMUS for such services during 2009 or 2008. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

•	As previously discussed in Note 3, “Discontinued Operations,” in May 2008 we sold all of the common stock of the holding company of our U.K. Operations to HOHU for GBP 181 million (equivalent to approximately $359 million). The results of operations for our U.K. Operations have been reclassified as income from discontinued operations for all periods presented.

•	As previously discussed in Note 3, “Discontinued Operations,” in November 2008 we sold all of the common stock of the holding company of our Canadian Operations to HSBC Bank Canada for approximately $279 million (based on the exchange rate on the date of sale). While HSBC Bank Canada assumed the liabilities of our Canadian Operations as a result of this transaction, we continue to guarantee the external long-term and medium-term notes issued by our Canadian business prior to the sale for a fee. We recorded $5 million in 2010, $6 million in 2009 and $10 million in 2008 for providing this guarantee. As of December 31, 2010, the outstanding balance of the guaranteed notes was $1.5 billion and the latest scheduled maturity of the notes is May 2012. The sale agreement with HSBC Bank Canada allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $33 million in 2010, $18 million in 2009 and $7 million in 2008 and are included in Insurance Commission paid to HSBC Bank Canada. The results of operations for our Canadian Operations have been reclassified as Income from discontinued operations for all periods presented.

HSBC Finance Corporation

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

The All Other caption includes our Insurance business. It also includes our Commercial businesses which is no longer considered core to our operations. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure including goodwill arising from our acquisition by HSBC.

As discussed in Note 3, “Discontinued Operations,” our Auto Finance business, which was previously reported in our Consumer segment, and our TFS business which was previously included in the “All Other” caption, are now reported as discontinued operations and are no longer included in our segment presentation.

There have been no significant changes in our measurement of segment profit (loss) and no changes in the basis of segmentation as compared with the presentation in our 2009 Form 10-K.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRS Management Basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRS Management Basis. IFRS Management Basis results are IFRSs results which assume that the GM and UP credit card, private label and real estate secured receivables transferred to HSBC Bank USA have not been sold and remain on our balance sheet and the revenues and expenses related to these receivables remain on our income statement. IFRS Management Basis also assumes that the purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation. Operations are monitored and trends are evaluated on an IFRS Management Basis because the receivable sales to HSBC Bank USA were conducted primarily to fund prime customer loans more efficiently through bank deposits and such receivables continue to be managed by us. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP legal entity basis.

HSBC Finance Corporation

We are currently in the process of re-evaluating the financial information used to manage our business, including the scope and content of the financial data being reported to our Management and our Board. To the extent we make changes to this reporting in 2011, we will evaluate any impact such changes may have to our segment reporting.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IAS 39, “Financial Instruments: Recognition and Measurement (“IAS 39”), requires an estimate of “all fees and points paid or recovered between parties to the contract” that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other revenues for IFRSs.

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

Net interest income – Under IFRSs, net interest income includes the interest element for derivatives which correspond to debt designated at fair value. For U.S. GAAP, this is included in Gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues. Additionally, under IFRSs, insurance investment income is included in net interest income instead of as a component of other revenues under U.S. GAAP.

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

Loans held for sale – IFRSs requires loans designated as held for sale at the time of origination to be treated as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.

HSBC Finance Corporation

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

Certain receivables that were previously classified as held for sale under U.S. GAAP have now been transferred to held for investment as we now intend to hold for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value adjustments while held for sale and have been transferred to held for investment at the lower of amortized cost or fair value. Since these receivables were not classified as held for sale under IFRSs, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges are now being recorded under IFRSs which were essentially included as a component of the lower of cost or fair value adjustments under U.S. GAAP.

Extinguishment of debt – During the fourth quarter of 2010, we exchanged $1.8 billion in senior debt for $1.9 billion in new fixed rate subordinated debt. Under IFRSs, the population of debt exchanged which qualified for extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under IFRSs compared to a small loss under U.S. GAAP.

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2010, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

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

REO expense – Other revenues under IFRSs includes losses on sale and the lower of amortized cost or fair value adjustments on REO properties which are classified as other expense under U.S. GAAP.

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

HSBC Finance Corporation

As discussed above, under U.S. GAAP the credit risk component of the lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

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

Assets

Customer loans (Receivables) – On an IFRSs basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs.

Other – In addition to the differences discussed above, derivative financial assets are higher under IFRSs than under U.S. GAAP as U.S. GAAP permits the netting of certain items. No similar requirement exists under IFRSs.

HSBC Finance Corporation

Reconciliation of our IFRS Management Basis segment results to the U.S. GAAP consolidated totals are as follows:

						IFRS
						Management
	Card and			Adjustments/		Basis	Management		IFRS	U.S. GAAP
	Retail		All	Reconciling		Consolidated	Basis	IFRS	Reclass-	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(3)	Adjustments(2)	ifications(5)	Totals

	(in millions)

Year Ended December 31, 2010
Net interest income	$4,739	$2,338	$832	$-		$7,909	$(2,576)	$(284)	$(864)	$4,185
Other operating income (Total other revenues)	1,392	(39)	(305)	(25	)(1)	1,023	379	(73)	1,238	2,567

Total operating income (loss)	6,131	2,299	527	(25)		8,932	(2,197)	(357)	374	6,752
Loan impairment charges (Provision for credit losses)	2,180	5,714	(5)	-		7,889	(1,206)	(500)	(3)	6,180

	3,951	(3,415)	532	(25)		1,043	(991)	143	377	572
Operating expenses	1,912	883	225	(25)		2,995	(26)	132	377	3,478

Profit (loss) before tax	$2,039	$(4,298)	$307	$-	(1)	$(1,952)	$(965)	$11	$-	$(2,906)

Intersegment revenues	28	73	(76)	(25	)(1)	-	-	-	-	-
Depreciation and amortization	68	2	62	-		132	-	54	(7)	179
Expenditures for long-lived assets(4)	-	-	15	-		15	-	-	-	15
Balances at end of period:
Customer loans (Receivables)	$32,991	$58,179	$2,303	$-		$93,473	$(24,375)	$(491)	$(2,224)	$66,383
Assets	31,178	58,990	13,016	-		103,184	(23,360)	(3,364)	(124)	76,336
Goodwill	-	-	-	-		-	-	-	-	-

Year Ended December 31, 2009:
Net interest income	$5,201	$2,594	$1,029	$2		$8,826	$(2,661)	$(367)	$(740)	$5,058
Other operating income (Total other revenues)	2,367	64	(2,374)	(26	)(1)	31	269	(714)	1,126	712

Total operating income (loss)	7,568	2,658	(1,345)	(24)		8,857	(2,392)	(1,081)	386	5,770
Loan impairment charges (Provision for credit losses)	5,064	8,002	15	-		13,081	(2,784)	(642)	(5)	9,650

	2,504	(5,344)	(1,360)	(24)		(4,224)	392	(439)	391	(3,880)
Operating expenses	2,393	1,280	2,630 (6)	(27)		6,276	14	(463)	391	6,218

Profit (loss) before tax	$111	$(6,624)	$(3,990)	$3	(1)	$(10,500)	$378	$24	$-	$(10,098)

Intersegment revenues	5	127	(106)	(26	)(1)	-	-	-	-	-
Depreciation and amortization	69	30	64	-		163	-	71	(32)	202
Expenditures for long-lived assets(4)	-	-	51	-		51	-	-	-	51
Balances at end of period:
Customer loans (Receivables)	$38,873	$71,971	$1,346	$-		$112,190	$(28,599)	$(594)	$(1,300)	$81,697
Assets	37,178	73,042	11,610	(1)		121,829	(27,891)	(4,143)	(150)	89,645
Goodwill	-	-	-	-		-	-	-	-	-

Year Ended December 31, 2008:
Net interest income	$5,083	$4,585	$220	$-		$9,888	$(1,419)	$(221)	$(312)	$7,936
Other operating income (Total other revenues)	3,185	(99)	2,524	(21	)(1)	5,589	(88)	(323)	773	5,951

Total operating income (loss)	8,268	4,486	2,744	(21)		15,477	(1,507)	(544)	461	13,887
Loan impairment charges (Provision for credit losses)	5,292	9,212	37	-		14,541	(1,650)	(443)	(38)	12,410

	2,976	(4,726)	2,707	(21)		936	143	(101)	499	1,477
Operating expenses	2,139	1,563	1,406 (6)	-		5,108	51	(486)	499	5,172

Profit (loss) before tax	$837	$(6,289)	$1,301	$(21	)(1)	$(4,172)	$92	$385	$-	$(3,695)

Intersegment revenues	35	183	(214)	(4	)(1)	-	-	-	-	-
Depreciation and amortization	65	28	76	-		169	-	90	(16)	243
Expenditures for long-lived assets(4)	-	2	75	-		77	-	-	-	77
Balances at end of period:
Customer loans (Receivables)	$46,730	$89,475	$81	$-		$136,286	$(33,470)	$(497)	$(1,696)	$100,623
Assets	44,160	83,044	17,555	-		144,759	(19,682)	(4,720)	(239)	120,118
Goodwill	530	-	2,385	-		2,915	-	(621)	-	2,294

(1)	Eliminates intersegment revenues.

HSBC Finance Corporation

(2)	IFRS Adjustments, which have been described more fully above, consist of the following:

			Provision	Total	Profit
	Net		For	Costs	(Loss)
	Interest	Other	Credit	and	Before		Total
	Income	Revenues	Losses	Expenses	Tax	Receivables	Assets

			(in millions)

Year Ended December 31, 2010:
Derivatives and hedge accounting	$12	$-	$-	$-	$12	$-	$(3,453)
Goodwill and intangible assets	-	-	-	54	(54)	-	223
Purchase accounting	2	(10)	23	-	(31)	74	48
Deferred loan origination costs and premiums	(40)	-	-	(14)	(26)	108	70
Credit loss impairment provisioning	(322)	-	(452)	-	130	(580)	(232)
Loans held for resale	9	(6)	(75)	-	78	(73)	(50)
Interest recognition	1	-	-	5	(4)	13	(7)
Other	54	(57)	4	87	(94)	(33)	37

Total	$(284)	$(73)	$(500)	$132	$11	$(491)	$(3,364)

Year Ended December 31, 2009:
Derivatives and hedge accounting	$6	$-	$-	$-	$6	$-	$(4,113)
Goodwill and intangible assets	-	-	-	(541)	541	-	258
Purchase accounting	8	(10)	(83)	-	81	105	68
Deferred loan origination costs and premiums	(137)	-	-	(15)	(122)	154	87
Credit loss impairment provisioning	(261)	-	-	49	(310)	(748)	(348)
Loans held for resale	21	(637)	(548)	-	(68)	(141)	(88)
Interest recognition	(6)	-	-	-	(6)	36	23
Other	2	(67)	(11)	44	(98)	-	(30)

Total	$(367)	$(714)	$(642)	$(463)	$24	$(594)	$(4,143)

Year Ended December 31, 2008:
Securitizations	$(6)	$5	$1	$-	$(2)	$-	$-
Derivatives and hedge accounting	(30)	30	-	-	-	-	(4,426)
Goodwill and intangible assets	-	-	-	(481)	481	-	(140)
Purchase accounting	26	13	56	-	(17)	22	22
Deferred loan origination costs and premiums	(165)	1	-	(71)	(93)	279	260
Credit loss impairment provisioning	(71)	-	(65)	43	(49)	(518)	(246)
Loans held for resale	(2)	(453)	(435)	-	(20)	(230)	(103)
Interest recognition	27	-	-	-	27	(50)	(50)
Other	-	81	-	23	58	-	(37)

Total	$(221)	$(323)	$(443)	$(486)	$385	$(497)	$(4,720)

HSBC Finance Corporation

(3)	Management Basis Adjustments, which represent the private label and real estate secured receivables transferred to HBUS, consist of the following:

			Provision	Total	Profit
	Net		For	Costs	(Loss)
	Interest	Other	Credit	and	Before		Total
	Income	Revenues	Losses	Expenses	Tax	Receivables	Assets

	(in millions)

Year Ended December 31, 2010:
Credit card receivables	$(1,270)	$155	$(612)	$(11)	$(492)	$(9,211)	$(8,497)
Private label receivables	(1,285)	216	(566)	(14)	(489)	(13,635)	(12,969)
Real estate secured receivables	(21)	8	(28)	(1)	16	(1,529)	(1,530)
Other	-	-	-	-	-	-	(364)

Total	$(2,576)	$379	$(1,206)	$(26)	$(965)	$(24,375)	$(23,360)

Year Ended December 31, 2009:
Credit card receivables	$(1,228)	$331	$(1,358)	$6	$455	$(11,213)	$(10,712)
Private label receivables	(1,383)	(69)	(1,351)	9	(110)	(15,618)	(15,435)
Real estate secured receivables	(50)	7	(75)	(1)	33	(1,768)	(1,744)

Total	$(2,661)	$269	$(2,784)	$14	$378	$(28,599)	$(27,891)

Year Ended December 31, 2008:
Credit card receivables	$28	$(16)	$(128)	$8	$132	$(13,465)	$(736)
Private label receivables	(1,400)	(86)	(1,395)	44	(135)	(17,934)	(17,102)
Real estate secured receivables	(45)	14	(127)	(1)	97	(2,071)	(2,011)
Other	(2)	-	-	-	(2)	-	167

Total	$(1,419)	$(88)	$(1,650)	$51	$92	$(33,470)	$(19,682)

(4)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(5)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

(6)	In the first half of 2009, we recorded a goodwill impairment charge on an IFRSs basis of $2.4 billion which represents the entire remaining balance of goodwill. In the fourth quarter of 2008, we recorded a goodwill impairment charge on an IFRSs basis of $900 million which represents a portion of the goodwill allocated to our Credit and Retail Services business.

25.  Variable Interest Entities

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

HSBC Finance Corporation

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$5,354	$-	$6,404	$-
Available-for-sale investments	104	-	13	-
Long-term debt	-	3,882	-	4,678

Subtotal	5,458	3,882	6,417	4,678
Credit card collateralized funding vehicles:
Receivables, net	1,970	-	1,821	-
Long-term debt	-	195	-	-

Subtotal	1,970	195	1,821	-

Total	$7,428	$4,077	$8,238	$4,678

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Prior to December 31, 2010, we disclosed as part of our unconsolidated VIE’s, a leverage lease which matured on December 31, 2010. At December 31, 2010, the only remaining asset of this leverage lease owned by the VIE was a building. At December 31, 2010 we have now consolidated this building with a carrying value of $16 million which is included as a component of properties and equipment, net in our consolidated balance sheet. At December 31, 2010, the fair market value of this building is $19 million.

HSBC Finance Corporation

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged leases and investments in community partnerships that were not consolidated at December 31, 2010 or 2009 because we are not the primary beneficiary. At December 31, 2010, we have assets totaling $9 million on our consolidated balance sheet which represents our maximum exposure to loss for these VIEs.

Additionally, we are involved with other VIEs which currently provide funding to HSBC Bank USA through collateralized funding transactions. We have not consolidated these VIEs at December 31, 2010 or 2009 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts.

26.  Fair Value Measurements

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

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2010 and 2009.

HSBC Finance Corporation

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$175	$175	$289	$289
Interest bearing deposits with banks	1,016	1,016	17	17
Securities purchased under agreements to resell	4,311	4,311	2,850	2,850
Securities	3,371	3,371	3,187	3,187
Consumer receivables:
Mortgage Services:
First lien	12,425	8,810	15,244	8,824
Second lien	1,791	492	2,331	672

Total Mortgage Services	14,216	9,302	17,575	9,496
Consumer Lending:
First lien	28,083	20,589	32,751	20,918
Second lien	2,859	691	3,791	1,149

Total Consumer Lending real estate secured receivables	30,942	21,280	36,542	22,067
Non-real estate secured receivables	5,720	4,409	8,543	5,620

Total Consumer Lending	36,662	25,689	45,085	27,687
Credit card	8,988	8,963	9,905	9,358

Total consumer receivables	59,866	43,954	72,565	46,541
Receivables held for sale	4	4	3	3
Due from affiliates	126	126	123	123
Derivative financial assets	75	75	-	-
Financial liabilities:
Commercial paper	3,156	3,156	4,291	4,291
Due to affiliates carried at fair value	436	436	-	-
Due to affiliates	7,819	7,518	9,043	9,259
Long-term debt carried at fair value	20,844	20,844	26,745	26,745
Long-term debt not carried at fair value	33,772	32,924	42,135	40,346
Insurance policy and claim reserves	982	1,184	996	1,092
Derivative financial liabilities	2	2	60	60

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the deteriorating economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2010 and 2009 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total of
	Quoted Prices in				Assets
	Active Markets for	Significant Other	Significant		(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs		Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)	Fair Value

		(in millions)

December 31, 2010:
Derivative financial assets:
Interest rate swaps	$-	$1,220	$-	$-	$1,220
Currency swaps	-	2,067	-	-	2,067
Derivative netting	-	-	-	(3,212)	(3,212)

Total derivative financial assets	-	3,287	-	(3,212)	75
Available-for-sale securities:
U.S. Treasury	349	-	-	-	349
U.S. government sponsored enterprises	-	284	1	-	285
U.S. government agency issued or guaranteed	-	11	-	-	11
Obligations of U.S. states and political subdivisions	-	30	-	-	30
Asset-backed securities	-	40	20	-	60
U.S. corporate debt securities	-	1,799	3	-	1,802
Foreign debt securities:
Government	14	84	-	-	98
Corporate	-	344	-	-	344
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353
Accrued interest	1	29	-	-	30

Total available-for-sale securities	726	2,621	24	-	3,371

Total assets	$726	$5,908	$24	$(3,212)	$3,446

Long-term debt carried at fair value	$-	$(21,281)	$-	$-	$(21,281)
Derivative related liabilities:
Interest rate swaps	-	(611)	-	-	(611)
Currency swaps	-	(151)	-	-	(151)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-	-	763	763

Total derivative related liabilities	-	(765)	-	763	(2)

Total liabilities	$-	$(22,046)	$-	$763	$(21,283)

December 31, 2009:
Derivative financial assets:
Interest rate swaps	$-	$1,288	$-	$-	$1,288
Currency swaps	-	2,616	-	-	2,616
Derivative netting	-	-	-	(3,904)	(3,904)

Total derivative financial assets	-	3,904	-	(3,904)	-
Available-for-sale securities:
U.S. Treasury	196	-	-	-	196
U.S. government sponsored enterprises	21	74	2	-	97
U.S. government agency issued or guaranteed	-	21	-	-	21
Obligations of U.S. states and political subdivisions	-	31	1	-	32
Asset-backed securities	-	57	26	-	83
U.S. corporate debt securities	-	1,704	20	-	1,724
Foreign debt securities	10	356	-	-	366
Equity securities	-	12	-	-	12
Money market funds	627	-	-	-	627
Accrued interest	1	28	-	-	29

Total available-for-sale securities	855	2,283	49	-	3,187

Total assets	$855	$6,187	$49	$(3,904)	$3,187

Long-term debt carried at fair value	$-	$(26,745)	$-	$-	$(26,745)
Derivative related liabilities:
Interest rate swaps	-	(473)	-	-	(473)
Currency swaps	-	(117)	-	-	(117)
Foreign Exchange Forward	-	(10)	-	-	(10)
Derivative netting	-	-	-	540	540

Total derivative related liabilities	-	(600)	-	540	(60)

Total liabilities	$-	$(27,345)	$-	$540	$(26,805)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2010:

	Level 2	Level 3	Total

	(in millions)

AAA to AA(1)	$381	$-	$381
A+ to A-(1)	1,280	-	1,280
BBB+ to Unrated(1)	139	3	142

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Between Level 1 and Level 2 Transfers from Level 1 (quoted unadjusted prices in active markets for identical assets or liabilities) to Level 2 (using inputs that are observable for the identical asset or liability, either directly or indirectly) totaled $59 million during 2010 and transfers from Level 2 to Level 1 totaled $9 million during 2010 as a result of reclassifications in certain product groupings. There were no transfers between Level 1 and Level 2 during 2009 and 2008.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during 2010 and 2009.

		Total Gains and
		(Losses)					Transfers	Transfers
		Included in					Out of	Out of
			Other				Level 2	Level 3		Current Period
	Jan. 1,		Comp.				and Into	and Into	December 31,	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 2	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$(1)	$-	$-	$-	$2	$(2)	$1	$-
Obligations of U.S. states and political subdivisions	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(8)	-	-	-	2	-	20	5
U.S. corporate debt securities	20	-	-	-	-	-	8	(25)	3	-

Total assets	$49	$-	$(9)	$-	$-	$(1)	$12	$(27)	$24	$5

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	December 31,	Unrealized
	2009	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2009	Gains (Losses)

					(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$4	$(2)	$2	$-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-	1	-	1	-
Asset-backed securities	38	2	(8)	-	-	-	26	(32)	26	13
U.S. corporate debt securities	84	-	1	5	-	-	102	(172)	20	-
Foreign debt securities:
Corporate	-	-	1	-	-	-	5	(6)	-	-
Equity Securities	51	(7)	-	5	-	(49)	-	-	-	-
Accrued interest	2	-	(1)	-	-	-	-	(1)	-	-

Total assets	$175	$(5)	$(7)	$10	$-	$(49)	$138	$(213)	$49	$13

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	December 31, 2010				December 31,

	Level 1	Level 2	Level 3	Total	2010

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$4	$4	$2

Real estate owned(1)	$-	$1,056	$-	$1,056	$(224)

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	December 31, 2009				December 31,

	Level 1	Level 2	Level 3	Total	2009

	(in millions)

Real estate secured	$-	$-	$3	$3	$(9)
Credit cards	-	-	-	-	(367)

Total receivables held for sale at fair value	$-	$-	$3	$3	$(376)

Real estate owned(1)	$-	$688	$-	$688	$(222)

Goodwill(2)	$-	$-	$-	$-	$(2,294)

Intangible assets(2)	$-	$-	$-	$-	$(14)

(1)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

(2)	During 2009, goodwill with a carrying amount of $260 million allocated to our Insurance Services business and $2,034 million allocated to our Card and Retail Services businesses was written down to its implied fair value of $0 million. Additionally, during 2009 technology, customer lists and customer loan related relationship intangible assets totaling $34 million were written down to their implied fair value of $20 million.

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

HSBC Finance Corporation

current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors.

Model inputs include estimates of future interest rates, prepayment speeds, default and loss curves, and market discount rates reflecting management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by home price changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we will engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

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

Derivative financial assets and liabilities: Derivative values are defined as the amount we would receive or pay to extinguish the contract using a market participant as of the reporting date. The values are determined by management using a pricing system maintained by HSBC Bank USA. In determining these values, HSBC Bank USA uses quoted market prices, when available, principally for exchange-traded options. For non-exchange traded contracts, such as interest rate swaps, fair value is determined using discounted cash flow modeling techniques. Valuation models calculate the present value of expected future cash flows based on models that utilize independently-sourced market parameters, including interest rate yield curves, option volatilities, and currency rates. Valuations may be adjusted in order to ensure that those values represent appropriate estimates of fair value. These adjustments are generally required to reflect factors such as market liquidity and counterparty credit risk that can affect prices in arms-length transactions with unrelated third parties. Finally, other transaction specific factors such as the variety of valuation models available, the range of unobservable model inputs and other model assumptions can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded for a particular position.

HSBC Finance Corporation

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

27.  Commitments and Contingent Liabilities

Lease Obligations We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $32 million in 2010, $96 million in 2009 and $96 million in 2008. During 2010, changes were made in the methodology used to allocate rental expense between us and HTSU. See Note 23, “Related Party Transactions,” for additional information.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancelable operating lease arrangements were:

	Minimum	Minimum
	Rental	Sublease
Year Ending December 31,	Payments	Income	Net

	(in millions)

2011	$36	$(4)	$32
2012	25	(3)	22
2013	20	(3)	17
2014	20	(4)	16
2015	18	(4)	14
Thereafter	76	(3)	73

Net minimum lease commitments	$195	$(21)	$174

As a result of the strategic actions undertaken since mid-2007 and continuing in to 2009, we have recorded a liability of $6 million at December 31, 2010 related to certain noncancelable leases for which are no longer using the properties. See Note 5, “Strategic Initiatives,” for further discussion of the various actions as well as the total restructuring liabilities outstanding.

Litigation and Regulatory Matters In addition to the matters described below, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These actual or threatened legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The

HSBC Finance Corporation

actual costs of resolving litigation and regulatory matters, however, may be substantially higher or lower than the amounts reserved for those matters.

We believe that the eventual outcome of litigation and regulatory matters, unless otherwise noted below, would not be likely to have a material adverse effect on our consolidated financial condition. However, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated results of operations or cash flows in particular quarterly or annual periods.

Litigation

Card Services Litigation Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. We continue to defend the claims in this action vigorously and our entry into the Agreements in no way serves as an admission as to the validity of the allegations in the complaints. Similarly, the Agreements have had no impact on our ability to quantify the potential impact from this action, if any, and we are unable to do so at this time.

Securities Litigation As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002). The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934, on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household’s Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded on April 30, 2009 and the jury rendered a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. A second phase of the case was to proceed to determine the actual damages, if any, due to the plaintiff class and issues of reliance. On November 22, 2010 the Court issued a ruling on the second phase of the case. On the issue of reliance, the Court ruled that claim forms will be mailed to class members. Class members who file claims will be asked to check a “YES” or “NO” box to a question that asks whether they would have purchased Household stock had they known false and misleading statements inflated the stock price. As for damages, the Court set out a method for calculating damages for class members who file claims. The defendants filed a motion for reconsideration from the Court’s November 22 ruling. On January 14, 2011, the Court partially granted that motion: slightly modifying

HSBC Finance Corporation

the claim form; allowing defendants to take certain discovery on the issue of reliance; and reserving on the issue whether the defendants would ultimately be entitled to a jury trial on the issues of reliance and damages. On January 31, 2011, the Court issued another ruling further modifying the decision on the scope of discovery. Plaintiffs have mailed the claim forms with the modified language and class members will have until May 24 to file claims.

Given the complexity and uncertainties associated with the actual determination of damages, including, but not limited to the number of class members that may file valid claims, the number of claims that can be substantiated by class members by providing adequate documentation, the reduction of trading losses by any trading gains made over the relevant period, the determination of reliance by class members on the financial statements, and whether any given class member was the beneficial owner of the shares, we are unable at this time to reasonably estimate the amount of any damages award, or range of possible awards, that could arise as a result of the ruling and the ultimate resolution of this matter. In filings with the Court, plaintiffs’ lawyers have estimated that damages could range “somewhere between $2.4-$3.2 billion to class members,” before pre-judgment interest. Although it is not reasonably possible to estimate the financial impact of the ultimate resolution of this matter, the financial impact could be material.

The date on which the court may enter a final judgment is not known at this time. When a final judgment is entered by the District Court, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals. Based on our discussions with outside counsel, we continue to believe that neither Household nor its former officers committed or engaged in any wrongdoing and we have meritorious grounds for appeal of one or more of the rulings in the case.

Governmental and Regulatory Matters

State and federal officials are investigating the procedures followed by mortgage servicing companies and banks, including HSBC Finance Corporation and certain of our affiliates, relating to foreclosures. We and our affiliates have responded to all related inquiries and cooperated with all applicable investigations, including a joint examination by staffs of the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. Following the examination, the Federal Reserve issued a supervisory letter to HSBC Finance and HSBC North America noting certain deficiencies in the processing, preparation and signing of affidavits and other documents supporting foreclosures and in governance of and resources devoted to our foreclosure processes, including the evaluation and mentoring of third party law firms retained to effect our foreclosures. Certain other processes were deemed adequate. The OCC issued a similar supervisory letter to HSBC Bank USA. We have suspended foreclosures until such time as we have substantially addressed the noted deficiencies in our processes. We are also reviewing foreclosures where judgment has not yet been entered and will correct deficient documentation and re-file affidavits where necessary.

We and our affiliates are engaged in discussions with the Federal Reserve and the OCC regarding the terms of consent cease and desist orders, which will prescribe actions to address the deficiencies noted in the joint examination. We expect the consent orders will be finalized shortly after the date this Form 10-K is filed. While the impact of the Federal Reserve consent order on HSBC Finance Corporation depends on the final terms, we believe it has the potential to increase our operational, reputational and legal risk profiles and expect implementation of its provisions will require significant financial and managerial resources. In addition, the consent orders will not preclude further actions against HSBC Finance Corporation or our affiliates by bank regulatory or other agencies, including the imposition of fines and civil money penalties. We are unable at this time, however, to determine the likelihood of any further action or the amount of penalties or fines, if any, that may be imposed by the regulators or agencies.

HSBC Finance Corporation

28.  Concentration of Credit Risk

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

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at December 31, 2010 and 2009:

At December 31,	2010	2009

	(in billions)

Interest-only loans	$1.3	$1.8
ARM loans(1)(2)	7.5	9.8
Stated income loans	2.7	3.7

(1)	Receivable classification as ARM loans is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification.

(2)	We do not have any option ARM loans in our portfolio.

At December 31, 2010 and 2009, interest-only, ARM and stated income loans comprise 18 percent and 20 percent of real estate secured receivables, including receivables held for sale, respectively.

HSBC Finance Corporation

Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2010 and 2009. We lend nationwide and our receivables, including receivables held for sale, are distributed as follows at December 31, 2010:

Percent of Total
State/Region	Receivables

California	10%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	23
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	8
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	17
Southwest (AZ, AR, LA, NM, OK, TX)	9
Northeast (CT, ME, MA, NH, NY, RI, VT)	12

The following table reflects the percentage of consumer receivables by state, including receivables held for sale, which individually account for 5 percent or greater of our portfolio.

				Percent of
	Percentage of Portfolio Receivables			Total
	at December 31, 2010			Receivables		Unemployment
	Credit	Real Estate		December 31,	December 31,	Rates for
	Cards	Secured	Other	2010	2009	Dec. 2010(1)

California	10.6%	9.9%	5.8%	9.6%	10.4%	12.5%
New York	7.4	7.0	6.8	7.0	6.8	8.2
Florida	6.9	6.3	5.7	6.3	6.6	12.0
Pennsylvania	4.2	5.9	6.4	5.7	5.5	8.5
Ohio	4.2	5.5	6.0	5.4	5.2	9.6

(1)	The U.S. national unemployment rate for December 2010 was 9.4 percent.

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First

				(in millions)

Net interest income	$1,006	$1,060	$992	$1,127	$732	$1,357	$1,413	$1,556
Provision for credit losses	1,210	1,509	1,597	1,864	2,484	2,117	2,270	2,779

Net interest loss after provision for credit losses	(204)	(449)	(605)	(737)	(1,752)	(760)	(857)	(1,223)
Other revenues	1,241	199	526	601	666	(741)	(4,052)	4,839
Operating expenses	983	846	787	862	972	835	2,495	1,916

Income (loss) from continuing operations before income tax benefit (expense)	54	(1,096)	(866)	(998)	(2,058)	(2,336)	(7,404)	1,700
Income tax benefit (expense)	(73)	391	337	352	1,220	1,112	1,143	(843)

Income (loss) from continuing operations	(19)	(705)	(529)	(646)	(838)	(1,224)	(6,261)	857
Income (loss) from discontinued operations	(22)	(46)	8	43	31	43	(73)	15

Net income (loss)	$(41)	$(751)	$(521)	$(603)	$(807)	$(1,181)	$(6,334)	$872

HSBC Finance Corporation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2010.

Item 9A. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment performed, management concluded that as of December 31, 2010, HSBC Finance Corporation’s internal control over financial reporting was effective.

The effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by HSBC Finance Corporation’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 129, which expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2010.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors, descriptions of the specific experience, qualifications, attributes and skills

HSBC Finance Corporation

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

Niall S. K. Booker, age 52, joined HSBC Finance Corporation’s Board in August 2007 and was appointed Chairman of the Board in July 2010. Since July 2010, he has also served as Chairman of the Board of HUSI. Mr. Booker served as Chief Executive Officer of HSBC Finance Corporation from February 2008 to July 2010. He has been a Director of HSBC North America Holdings Inc. since February 2008 and Chief Executive Officer of HSBC North America Holdings Inc. since August 2010. Prior to that, he was Deputy Chief Executive Officer from February 2008 to July 2010 and Chief Operating Officer of HSBC North America Holdings Inc. from April 2007 to February 2008 of HSBC North America Holdings Inc. From April 2007 to February 2008 he was Chief Operating Officer of HSBC Finance Corporation and Group Executive of HSBC North America Holdings Inc. Mr. Booker was Deputy Chairman and Chief Executive Officer of HSBC Bank Middle East Limited from May 2006 to May 2007 and has served as a Group General Manager of HSBC since January 2004. Mr. Booker joined the HSBC Group in 1981 as an International Manager and has held several positions within the HSBC organization.

Mr. Booker is Chair of the Executive Committee and a member of the Compliance Committee.

Mr. Booker is the former Chief Executive Officer of HSBC Finance Corporation and Deputy Chief Executive Officer of its parent, HSBC North America. In those capacities, Mr. Booker brings particular knowledge and insight into both HSBC Finance Corporation’s and HSBC North America’s strategies and operations as part of the global HSBC organization. Mr. Booker has held several roles with HSBC. His extensive global experience with HSBC and his role as a senior executive of HSBC and HSBC North America are essential to the coordination of the core businesses of HSBC Finance Corporation which are part of HSBC’s global strategic operation.

Robert K. Herdman, age 62, joined HSBC Finance Corporation’s Board in January 2004. Since March 2005, he has served as a member of the Board of Directors of HSBC North America Holdings Inc. and as Chair of its Audit and Risk Committee. Since May 2010, he has also been a member of the Board of HUSI as well as Chair of its Audit and Risk Committee. Mr. Herdman is also a member of and the Chair of the HSBC Finance Corporation and HUSI Compliance Committees since their formation in 2010. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is Chair of its Audit Committee. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001. He also served as a director of Westwood One, Inc. from 2005 to 2006.

Mr. Herdman is Chair of the Audit and Risk Committee and the Compliance Committee.

HSBC Finance Corporation

Mr. Herdman’s membership on the Board is supported by his financial background. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.

George A. Lorch, age 69, joined HSBC Finance Corporation’s Board in September 1994 and served as the Chair of its Compensation Committee until the committee was disbanded in 2008. He also serves as a member of the Board of Directors of HSBC North America Holdings Inc. From May 2000 until August 2000, Mr. Lorch served as Chairman, President and Chief Executive Officer of Armstrong Holdings Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of The Williams Companies, Inc., Autoliv, Inc., Pfizer Inc. and Masonite Inc., a privately held company. Mr. Lorch was appointed Chairman of the Board of Pfizer Inc. as of December 2010.

Mr. Lorch is a member of the Executive, Audit and Risk and Compliance Committees.

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

Samuel Minzberg, age 61, joined HSBC Finance Corporation’s Board in May 2008. He has been a Director of HSBC North America Holdings Inc. since March 2005 and has served on its Audit and Risk Committee since 2005. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. From January 1, 1998 to December 31, 2002, he was President and Chief Executive Officer of Claridge Inc., a management and holding company. Until December 31, 1997, Mr. Minzberg was a partner at the Montreal predecessor firm to Davies Ward Phillips & Vineberg LLP. Mr. Minzberg is currently also Chairman of HSBC Bank Canada and Chairman of its Audit Committee, a Director of Reitmans (Canada) Limited, Quebecor Media Inc., and a Director and past President of the Sir Mortimer B. Davis – Jewish General Hospital Centre Board.

Mr. Minzberg is a member of the Audit and Risk Committee.

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

Beatriz R. Perez, age 41, joined HSBC Finance Corporation’s Board in May 2008. She has served on the Board of HSBC North America Holdings Inc. since April 2007. Ms. Perez has been employed by Coca-Cola since 1994. She became Chief Marketing Officer as of April 2010 for the North America Division of Coca-Cola.

Prior to her current position, Ms. Perez held the positions of Senior Vice President, Integrated Marketing for the North America Division of Coca-Cola from May 2007 to April 2010 and Vice President, Media, Sports and Entertainment Marketing from 2005 to 2007. From 1996 to 2005 Ms. Perez was Associate Brand Manager, Classic Coke. From 1996 to 2005, she held the positions Associate Brand Manager, Classic Coke, Sports Marketing and NASCAR Manager, Vice President of Sports, and Vice President Sports and Entertainment. Ms. Perez is active in the not-for-profit world. Ms. Perez is a member of the Foundation Board of Children’s Healthcare of Atlanta and of the Victory Junction Group board. Ms. Perez is also the Chairman of the Grammy Foundation.

HSBC Finance Corporation

Ms. Perez is a member of the Audit and Risk Committee.

Ms. Perez’s leadership roles in the marketing functions at Coca-Cola bring a particular knowledge of mass and targeted marketing programs that are of value in HSBC’s efforts to promote its brand image and in its general product marketing efforts.

Larree M. Renda, age 52, joined HSBC Finance Corporation’s Board in September 2001. Since May 2008, she has served as a member of the Board of Directors of HSBC North America Holdings Inc. Ms. Renda has been employed by Safeway Inc. since 1974. In August 2010, Ms. Renda was appointed as Executive Vice President, President of Safeway Health Company. Prior to her current position, she was Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. since November 2005. From 1999 to November 2005, she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda serves as a Trustee on the National Joint Labor Management Committee. In addition, she serves on the Board of Directors for the California Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association. Ms. Renda is also on the Board of Regents for the University of Portland.

Ms. Renda is a member of the Executive and Audit and Risk Committees.

Ms. Renda has 17 years of experience as an executive officer at Safeway Inc. where she has held several roles critical to its operations. Ms. Renda’s responsibilities at Safeway Inc. included public affairs, human resources, government relations, strategy, labor relations, philanthropy, cost reduction, re-engineering, health initiatives and communications. Ms. Renda has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 2001, and, as a result, she is able to provide a historical perspective to the Board of HSBC Finance Corporation.

HSBC Finance Corporation

Executive Officers Information regarding the executive officers of HSBC Finance Corporation as of February 28, 2011 is presented in the following table.

		Year
Name	Age	Appointed	Present Position

Patrick J. Burke	49	2010	Chief Executive Officer
Michael A. Reeves	48	2010	Executive Vice President and Chief Financial Officer
Andrew C. Armishaw	48	2008	Senior Executive Vice President and Chief Technology and Services Officer
Jon N. Couture	45	2007	Senior Executive Vice President – Human Resources
Patrick A. Cozza	55	2008	Senior Executive Vice President – Insurance
C. Mark Gunton	54	2009	Senior Executive Vice President, Chief Risk Officer
Susan E. Artmann	56	2008	Executive Vice President, Taxpayer Financial Services
Eric K. Ferren	37	2010	Executive Vice President and Chief Accounting Officer
Brian D. Hughes	43	2010	Executive Vice President and Head of Card and Retail Services
William H. Kesler	59	2008	Executive Vice President and Treasurer
Loren C. Klug	50	2008	Executive Vice President – Strategy & Planning
Kathryn Madison	49	2009	Executive Vice President and Chief Servicing Officer, Consumer and Mortgage Lending
Satyabama S. Ravi	43	2009	Executive Vice President and Chief Auditor
Patrick D. Schwartz	53	2009	Executive Vice President, General Counsel and Corporate Secretary
Lisa M. Sodeika	47	2005	Executive Vice President – Corporate Affairs

Patrick J. Burke, Chief Executive Officer of HSBC Finance Corporation as of July 2010 Prior to his current position, he was Senior Executive Vice President and Chief Executive Officer, Card and Retail Services of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Senior Executive Vice President and Chief Operating Officer – Card & Retail Services of HSBC Finance Corporation. From December 2007 to February 2008 he was Managing Director – Card and Retail Services of HSBC Finance Corporation. He was Managing Director – Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Mr. Burke was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.

Michael A. Reeves, Executive Vice President and Chief Financial Officer of HSBC Finance Corporation since May 2010. Prior to his current position, he was Executive Vice President, Chief Financial Officer of HSBC Consumer Finance since July 2009. From May 2008 to July 2009, he was Executive Vice President and Chief Financial Officer of HSBC Card and Retail Services, and from May 2005 to May 2008, he was Managing Director and Chief Financial Officer of Credit Card Services. Mr. Reeves joined HSBC in 1993 and has held a succession of management positions in Accounting, Finance and Treasury. Prior to joining HSBC, Mr. Reeves was an Audit Manager with Deloitte & Touche, LLP and practiced in its San Jose and London offices.

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

HSBC Finance Corporation

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

Patrick A. Cozza, Senior Executive Vice President and Regional Head – Insurance of HSBC Finance Corporation since February 2008. Since July 2010, Mr. Cozza has also been Senior Executive Vice President and Regional Head- Insurance of HSBC USA, Inc. and HSBC Bank USA. From May 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. Mr. Cozza serves as a board member and Chairman, Chief Executive Officer of Household Life Insurance Company, First Central National Life Insurance Company of New York and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation. He serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Hudson County Chamber of Commerce, The American Council of Life Insurers and The American Bankers Insurance Association.

C. Mark Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation and HSBC North America Holdings Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide implementation of Basel II. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework.

Susan E. Artmann, Executive Vice President, Taxpayer Financial Services of HSBC Finance Corporation since November 2008. Since September 2008, Ms. Artmann has been the President of HSBC Taxpayer Financial Services Inc. and from September 2000 to September 2008 she was Chief Financial Officer (including Chief Credit Policy Officer from September 2000 to December 2005) of HSBC Taxpayer Financial Services Inc. Prior to that Ms. Artmann was National Director of Product Pricing and Profitability, Credit Risk Management and Credit Operations – Retail Services for Household International from July 1998 to August 2000. Ms. Artmann has held various positions within HSBC since joining HSBC in February 1985. Prior to joining HSBC, Ms. Artmann was an Auditor for Coopers & Lybrand. Since November 2007, Ms. Artmann has been on the Board of Directors of HSBC Trust Company (Delaware), N.A. Ms. Artmann sits on the Board of Trustees for the New Jersey Council for the Humanities, as well as the North District Board of Junior Achievement of New Jersey.

Eric K. Ferren, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation since July 2010. Mr. Ferren has also served as Executive Vice President and Chief Accounting Officer of HSBC North America Holdings Inc. since July 2010. Prior to Mr. Ferren’s appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America Holdings Inc. and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS’s North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual’s Home Loans Capital Market’s business and several finance roles within the Servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the United States of America and a member of the American Institute of Certified Public Accountants.

HSBC Finance Corporation

Brian D. Hughes, Executive Vice President and Head of Card and Retail Services of HSBC Finance Corporation since July 2010. Mr. Hughes joined HSBC in 2004 and held a number of leadership positions in Marketing, with his most recent position being Executive Vice President, Marketing for Card and Retail Services, where he was responsible for the strategic direction and day-day-operation of the Retail Services business. Prior to joining HSBC, Hughes spent ten years in management consulting, focusing on growth strategy and marketing effectiveness. He was a Principal with Booz Allen Hamilton.

William H. Kesler, Executive Vice President and Treasurer of HSBC Finance Corporation since February 2008 and Executive Vice President – Asset and Liability Management of HSBC North America Holdings Inc. since April 2006. From April 2006 to February 2008, he was Senior Vice President – Treasurer of HSBC Finance Corporation. From May 2005 to April 2006, he was Vice President and Assistant Treasurer for HSBC Finance Corporation. Mr. Kesler joined HSBC Finance Corporation in 1992 and since that time has held various treasury management positions. He is a member of the Board of Directors of the Hospice of Northeastern Illinois and serves on its finance committee.

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

Patrick D. Schwartz, Executive Vice President, General Counsel and Corporate Secretary of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Executive Vice President, Deputy General Counsel – Corporate and Corporate Secretary of HSBC Finance Corporation. He has also held that position with HSBC North America Holdings Inc. since February 2008. He has served as a senior legal advisor of HSBC Finance Corporation and HSBC North America Holdings Inc. since 2004 and as Corporate Secretary of each entity since 2007. Mr. Schwartz has also been the Executive Vice President, Deputy General Counsel-Corporate and Secretary of HSBC USA Inc. since May 2010. From May 2008 to May 2010, he was Executive Vice President and Secretary of HSBC USA Inc., and from September 2007 to May 2008, he was the Senior Vice President and Secretary of HSBC USA Inc. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America Holdings Inc. with respect to corporate transactions, securities issuance and compliance, and corporate governance matters.

Lisa M. Sodeika, Executive Vice President – Corporate Affairs of HSBC Finance Corporation since July 2005 and of HSBC North America Holdings Inc. since June 2005. Ms. Sodeika directs HSBC North America’s public affairs, internal communications, public policy and community engagement activities. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in the personal financial services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika served as member and chairperson of the Federal Reserve Board’s Consumer Advisory Council from 2005 to 2007.

HSBC Finance Corporation

Ms. Sodeika is also a board member of Junior Achievement USA and Big Brothers Big Sisters of Metropolitan Chicago.

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

The Board of Directors has determined that it is in the best interest of HSBC Finance Corporation for the roles of the Chairman and Chief Executive Officer to be separated, and these positions are held by Messrs. Booker and Burke, respectively. As Chief Executive Officer and member of the Board of Directors of HSBC North America and a Group Managing Director of HSBC, Mr. Booker provides not only an HSBC North America perspective and guidance to the Board of Directors, but also a global strategic perspective to HSBC Finance Corporation. These perspectives promote the broader global nature of HSBC Finance Corporation’s core businesses within HSBC and HSBC’s particular strategic initiatives within North America. As Chief Executive Officer, Mr. Burke provides in-depth knowledge of the specific operational strengths and challenges of HSBC Finance Corporation.

Board of Directors – Committees and Charters The Board of Directors of HSBC Finance Corporation has three standing committees: the Audit and Risk Committee, the Compliance Committee and the Executive Committee. The charters of the Audit and Risk Committee, the Compliance Committee and the Executive Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Audit and Risk Committee The Audit and Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation’s financial reporting processes and systems of internal controls over financial reporting;

•	compliance with legal and regulatory requirements that may have a material impact on our financial statements;

•	the qualifications, independence, performance and remuneration of the independent auditors;

•	HSBC Finance Corporation’s risk appetite, tolerance and strategy;

HSBC Finance Corporation

•	our systems of management, internal control and compliance to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds and the composition of our capital;

•	alignment of strategy with our risk appetite, as defined by the Board of Directors;

•	maintenance and development of a supportive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions.

The Audit and Risk Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), George A. Lorch, Beatriz R. Perez and Larree M. Renda. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Herdman qualifies as an “audit committee financial expert.”

Compliance Committee The Compliance Committee was established in December 2010 in connection with revisions to the Audit and Risk Committee charter to enhance oversight of the Compliance function. By decision of the Board of Directors, oversight of all compliance-related matters was delegated to the Compliance Committee. Pursuant to this delegated oversight, the Compliance Committee has the additional responsibilities, powers, direction and authorities to:

•	receive regular reports from the Chief Compliance Officer that enable the Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures, including the manner in which the regulatory and legal requirements of pertinent jurisdictions are evaluated and addressed;

•	approve the appointment and replacement of the Chief Compliance Officer and other statutory compliance officers and review and approve the annual key objectives and performance review of the Chief Compliance Officer;

•	review the budget, plan, changes in plan, activities, organization and qualifications of the Compliance Department as necessary or advisable in the Committee’s judgment;

•	review and monitor the effectiveness of the Compliance Department and the Compliance Program, including testing and monitoring functions, and obtain assurances that the Compliance Department, including testing and monitoring functions, is appropriately resourced, has appropriate standing within the organization and is free from management or other restrictions;

•	seek such assurance as it may deem appropriate that the Chief Compliance Officer participates in the risk management and oversight process at the highest level on an enterprise-wide basis; has total independence from individual business units; reports to the Compliance Committee and has internal functional reporting lines to the HSBC Head of Group Compliance; and has direct access to the Chairman of the Compliance Committee, as needed; and

•	upon request of the Board or the Audit and Risk Committee, provide the Board or the Audit and Risk Committee with negative assurance as to such regulatory and legal requirements as the Compliance Committee deems possible.

Robert K Herdman (Chair), Niall S. K. Booker and George A. Lorch are members of the Compliance Committee.

Executive Committee The Executive Committee may exercise the powers and authority of the Board of Directors in the management of HSBC Finance Corporation’s business and affairs during the intervals between meetings of the Board of Directors. Niall S. K. Booker (Chair), George A. Lorch and Larree M. Renda are members of the Executive Committee.

HSBC Finance Corporation

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

The Board of Directors reviews all of these factors, and others considered pertinent by HSBC and the Board of Directors, in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director’s career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director’s status as an “independent director,” the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.

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

Board of Directors – Risk Oversight by Board HSBC Finance Corporation has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management

HSBC Finance Corporation

function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC Finance Corporation commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit and Risk and Compliance Committees.

Audit and Risk Committee  As set forth in our Audit and Risk Committee charter, the Audit and Risk Committee has the responsibility, power, direction and authority to:

•	receive regular reports from the Chief Risk Officer that enable the Audit and Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our risk management framework and related reporting;

•	advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer (who also serves as the North America Regional Chief Risk Officer for HSBC);

•	review and approval the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer’s authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework in relation to our core strategic objectives;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•	meet periodically with representatives of HSBC Finance Corporation’s Asset Liability Management Committee (“ALCO”) to discuss major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	review with senior management the process for identifying material tax issues, uncertain tax positions and the adequacy of related reserves; and

•	review with senior management guidelines and policies to govern the process for assessing and managing various risk topics, including regulatory compliance risk, litigation risk and reputation risk.

At each quarterly Audit and Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee describing key risks for HSBC Finance Corporation, including operational and internal controls, market, credit, information security, capital management, liquidity and litigation. In addition the head of each Risk functional area is available to provide the Audit and Risk Committee a review of particular potential risks to HSBC Finance Corporation and management’s plan for mitigating these risks.

HSBC Finance Corporation maintains a Risk Management Committee that provides strategic and tactical direction to risk management functions throughout HSBC Finance Corporation, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. Patrick J. Burke, the Chief Executive Officer, is the Chair of this committee. On an annual basis, the Board reviews the Risk Management Committee’s charter and framework. ALCO, the Operational Risk & Internal Control Committee (the “ORIC Committee”) and the HSBC Finance Corporation Disclosure Committee report to the Risk Management Committee and, together, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.

ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.

HSBC Finance Corporation

The ORIC Committee is responsible for oversight of the identification, assessment, monitoring, appetite for, and proactive management and control of, operational risk for HSBC Finance Corporation, which is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORIC Committee is designed to ensure that senior management fully considers and effectively manages our operational risk in a cost-effective manner so as to reduce the level of operational risk losses and to protect the organization from foreseeable future operational losses.

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

Compliance Committee The responsibilities, powers, direction and authorities of the Compliance Committee are set forth above under “Board of Directors – Committees and Charters – Compliance Committee.” In support of these responsibilities, HSBC Finance Corporation maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to significant HSBC Finance Corporation compliance issues. Patrick Burke, the Chief Executive Officer, is the Chair of this committee, the membership of which also includes the heads of our business segments and senior management of our Compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Holdings Inc. Executive Compliance Steering Committee, which serves a similar role for HSBC North America. The Executive Compliance Steering Committee is supported by the HSBC North America Project Management Office. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors. The Project Steering Committee also provides oversight to individual project managers, compliance subject matter experts, and external consultants to ensure any regulatory requested deliverables are met.

For further discussion of risk management generally, see the “Risk Management” section of the MD&A.

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2010 fiscal year.

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

HSBC Finance Corporation

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2010 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC Finance Corporation’s executive officers in 2010. Specific compensation information relating to those who held the positions of HSBC Finance Corporation’s Chief Executive Officer (the “HSBC Finance Corporation CEO”), Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K (these officers are referred to collectively as the “Named Executive Officers”).

Oversight of Compensation Decisions The Board of Directors of HSBC Finance Corporation did not play a role in establishing remuneration policy or determining executive officer compensation for 2010 or any of the comparative periods discussed in this 2010 CD&A.

Role of HSBC’S Remuneration Committee and HSBC CEO The Board of Directors of HSBC Holdings plc (“HSBC”) has the authority to delegate any of its powers, authorities and judgments to any committee consisting of one or more directors and has established a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. Within the authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of bonus plans, share plans and other long-term incentive plans and the individual remuneration packages for the most senior HSBC executives, generally those having an impact on the Group’s risk profile (“senior executives”).

As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC and the HSBC Finance Corporation CEO is one of the senior executives whose compensation is reviewed and endorsed by REMCO. Mr. Patrick J. Burke is the HSBC Finance Corporation CEO (“Mr. Burke”).

Unless an executive is a “senior executive” as described above, REMCO delegates its authority for endorsement of base salaries and annual cash incentive awards to Stuart T. Gulliver, the HSBC Group Chief Executive (“Mr. Gulliver”). Pursuant to a further delegation of authority from Mr. Gulliver, Niall S.K. Booker (“Mr. Booker”) as Chief Executive Officer of HSBC North America, has oversight and recommendation responsibility for HSBC North America and its subsidiaries, including HSBC Finance Corporation.

The members of REMCO are J.L. Thornton (Chairman), J.D. Coombe, W.S.H. Laidlaw, and G. Morgan. All REMCO members are non-executive directors of HSBC. REMCO received independent advice on executive compensation issues from Deloitte LLP and compensation data from Towers Watson during the year.

Role of HSBC Finance Corporation’s Senior Management In February 2010, Mr. Brendan McDonagh (“Mr. McDonagh”), the former Chief Executive Officer HSBC North America, reviewed the 2009 total compensation recommendations (base salaries for 2010, performance-based cash awards, and equity based long term incentives) from Mr. Booker with respect to Messrs. Burke, Cozza, Armishaw, and Gunton. Due to his additional role as Chief Financial Officer of HSBC North America, and as Chief Financial Officer of Hong Kong Shanghai Banking Corporation during part of 2009, total compensation recommendation for Mr. Ancona were made by Mr. McDonagh and Mr. Douglas Flint, the former HSBC Group Chief Financial Officer. The recommendations were submitted to HSBC’s Group Managing Director of Human Resources in London for submission to Mr. Michael F. Geoghegan, as former HSBC Group Chief Executive. In the case of Mr. Booker, Mr. Geoghegan recommended the final remuneration to REMCO and REMCO approved the recommendations.

In February 2011, Mr. Gulliver reviewed recommendation for total 2010 compensation for Mr. Burke as provided by Mr. Booker in consultation with the HSBC’s Group Managing Director of Human Resources. The recommendation included variable pay awards relating to 2010 performance and was then submitted to REMCO for endorsement. In addition, Mr. Booker reviewed the 2010 total compensation packages with respect to Messrs. Ancona, Cozza, Armishaw, and Gunton. Mr. Booker then forwarded the compensation proposals for these Named Executives Officers to Mr. Gulliver for review and approval. In addition,

HSBC Finance Corporation

Mr. Booker reviewed the 2010 total compensation recommendations from Mr. Ancona as Chief Financial Officer of HSBC North America, in respect to Mr. Reeves.

The total compensation review included year-over-year comparison for individual executives, together with comparative competitor information. For the Named Executive Officers, excluding Mr. Reeves, comparative competitor information was provided by Towers Watson based on a “Comparator Group” which is comprised of both U.S.-based organizations and our global peers with comparable business operations located within U.S. borders. Most of these organizations are publicly held companies that compete with us for business, customers and executive talent.

The Comparator Group is reviewed annually with the assistance of Towers Watson. Accordingly, our compensation program is designed to provide the flexibility to offer compensation that is competitive with the Comparator Group so that we may attract and retain the highest performing executives. The Comparator Group for 2010 consisted of:

Global Peers	U.S.-Based Organizations

Bank of America	American Express
Barclays	Capital One Financial
BNP Paribas	Fifth Third Bancorp
Citigroup	PNC Bank
Deutsche Bank	Regions Bank
JPMorgan Chase	Suntrust
Santander	US Bancorp
Standard Chartered	Wells Fargo
UBS

The total compensation review for Mr. Reeves includes comparative competitor information based on broader financial services industry data and general industry data. This data was compiled from compensation surveys prepared by third-party consulting firms Hewitt, McLagan, Mercer and Towers Watson.

Comparator Group market data was provided to Messrs. Gulliver and Booker to evaluate the competitiveness of proposed executive compensation. As the determination of the variable pay awards relative to 2010 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2010, the final determination on total 2010 compensation was not made until February 2011. Common objectives for the Named Executive Officers included: improvement in cost efficiency; decrease in operational losses; implementation of the OneHSBC system platform; increase in customer recommendations; and increase in employee engagement. Each Named Executive Officer also had other financial, process, customer focus and employee related objectives. To make that evaluation, Messrs. Gulliver and Booker received reports from management concerning satisfaction of 2010 corporate, business unit and individual objectives, as more fully described below. REMCO, Mr. Gulliver or Mr. Booker, as appropriate, approved or revised the original recommendations.

Role of Compensation and Performance Management Governance Sub-Committee In 2010, HSBC North America established the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”) under the existing HSBC North America Human Resources Steering Committee. The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Sub-Committee is comprised of senior executive representatives from HSBC North America’s control functions, consisting of Risk, Compliance, Legal, Finance, Audit and Human Resources. The CPMG Sub-Committee has responsibility for oversight of compensation for covered populations (those employees identified as being capable of exposing HSBC Finance Corporation to excessive risk taking); compensation related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses, sign-on bonuses and equity grants, including any exceptions to established policies; and recommendations to REMCO of clawback of previous grants of incentive compensation based on actual results and risk outcomes. Additionally, compensation

HSBC Finance Corporation

processes are evaluated by the CPMG Sub-Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectation for employees. The CPMG Sub-Committee makes recommendations to REMCO based on reviews of the total compensation for employees. The CPMG Sub-Committee held two formal meetings and one informal meeting in 2010, as well as one formal meeting in February 2011.

Role of Compensation Consultants In 2010 REMCO retained Towers Watson to perform executive compensation services with regard to the highest level executives in HSBC Group, including the Named Executive Officers (with exception of Mr. Reeves). Specifically, Towers Watson was requested to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC’s total direct compensation levels in relation to its peers. The aggregate fee paid to Towers Watson for services provided was $475,000. While the fee for services provided was paid by HSBC, the amount that may be apportioned to HSBC Finance Corporation is approximately $19,450.

Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. The aggregate fee paid to Towers Watson in 2010 by HSBC North America for these other services was $642,284.

Objectives of HSBC Finance Corporation’s Compensation Program HSBC Finance Corporation’s compensation program is based upon the specific direction of HSBC management and REMCO in support of the implementation of an HSBC uniform compensation philosophy, by employing common standards and practices throughout HSBC’s global operation. A global reward strategy for HSBC was approved by REMCO in November 2007. This strategy provides a framework for REMCO in carrying out its responsibilities and includes the following elements as applied to HSBC Finance Corporation:

•	A focus on total compensation (salary, cash bonus and the value of equity based deferral) with the level of variable pay (namely cash bonus and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within a balanced scorecard framework. This framework facilitates a rounded approach to objective setting. Under this framework, objectives are established under four categories — financial, process (including risk mitigation), customer and people. The individual financial objectives are established considering prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC Finance Corporation’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. Process objectives include consideration of risk mitigation and cost efficiencies. Customer objectives include standards for superior service and enhancement of HSBC’s brand. People objectives include employee engagement measures and development of skills and knowledge of our teams to sustain HSBC over the short and medium term. Certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive’s respective business unit, increasing employee engagement and achieving risk management objectives. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. For 2010, HSBC Finance Corporation’s qualitative objectives included process enhancements and improvements to customer experience. Each Named Executive Officer was evaluated against his or her respective individual objectives in each of these areas. Quantitative and qualitative objectives only provide some guidance with respect to 2010 compensation. Furthermore, in keeping with HSBC’s compensation strategy, discretion played a considerable role in establishing the variable pay awards for HSBC Finance Corporation’s senior executives;

•	The use of considered discretion to assess the extent to which performance has been achieved rather than applying a formulaic approach which, by its nature, may encourage inappropriate risk taking and cannot consider results not necessarily attributable to the executive officer and is inherently incapable of considering all factors affecting results. In addition, environmental factors and strategic organizational goals that would otherwise not be considered by applying absolute financial metrics may be taken into

HSBC Finance Corporation

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

REMCO also takes into account environmental, social and governance aspects when determining executive officers’ remuneration and oversees senior management incentive structures to ensure that such structures take into account possible inadvertent consequences from these aspects.

Internal Equity HSBC Finance Corporation’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources with a view to align treatment globally across countries, business lines and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective comparator group.

Link to Company Performance HSBC’s compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. Each executive’s individual performance and contribution is considered in determining the amount of discretionary variable pay to be paid in cash and in long-term equity incentive awards each year.

HSBC seeks to offer competitive base salaries with a significant portion of variable compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC. The discretionary variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation — Annual Discretionary Variable Cash Awards and Elements of Compensation — Long-term Equity Incentive Awards, emphasizing efficiency, profits and key financial and non-financial performance measures.

Competitive Compensation Levels and Benchmarking HSBC Finance Corporation endeavors to maintain a compensation program that is competitive but utilizes the complete range of total compensation received by similarly-situated executives in our Comparator Group. Executives may be rewarded with higher levels of compensation for differentiated performance.

When making compensation decisions, HSBC looks at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC considers when making compensation decisions.

The comparative compensation information is just one of several data points used. Messrs. Booker and Burke also exercise judgment and discretion in recommending executive compensation packages. We have a strong orientation to pay for performance through variable pay. Consequently, variable pay makes up a significant proportion of total compensation while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive’s individual performance and business results.

Elements of Compensation The primary elements of executive compensation, which are described in further detail below are base salary (“fixed pay”) and annual discretionary awards (“variable pay”) paid in cash and as long-term equity-based awards that vest based upon continued employment.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

HSBC Finance Corporation

Base Salary Base salary helps HSBC attract and retain executive talent. It provides a degree of financial certainty, and is subject to less risk than most other pay elements. In establishing individual executive salary levels, consideration is given to market pay, as well as specific responsibilities and experience of the Named Executive Officer. Base salary is reviewed annually and may be adjusted based on performance and changes in the competitive market. When establishing base salaries for executives, consideration is given to compensation paid for similar positions at companies included in the Comparator Group, targeting the 50th percentile. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, individual pay history, and comparison to comparable internal positions (internal equity) influences the final base salary recommendations for individual executives. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.

Annual Discretionary Variable Cash Award Annual discretionary cash awards vary from year to year and are offered as part of the total compensation package to Named Executive Officers to motivate and reward strong performance. In limited circumstances, annual discretionary variable cash awards may be granted in the form of deferred cash, which the employee will become entitled to after graded vesting over three years. Superior performance is encouraged by placing a significant part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all.

Long-term Equity Awards Long-term awards are made in the form of equity-based compensation, including stock options, restricted shares, and restricted share units. The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC Finance Corporation business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically (prior to the merger with HSBC in 2003), Household equity awards were primarily made in the form of stock options and restricted stock rights. The stock options typically vested in three, four or five equal installments, subject to continued employment and expire ten years form the grant date. No stock options have been granted to executive officers after 2004.

In 2005, HSBC shifted it equity-based compensation awards to restricted shares (“Restricted Shares”) with a time vesting condition, in lieu of stock options. Dividend equivalents are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders. Starting in 2009, units of Restricted Shares (“Restricted Share Units”) have been awarded as the long-term incentive or deferred compensation component of variable discretionary pay. These carry rights over dividend equivalents.

Restricted Share awards comprise a number of shares to which the employee will become fully entitled, generally after three years, subject to the individual remaining in employment. The amount granted is based on general guidelines reviewed each year by Mr. Gulliver and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth.

Reduction or Cancellation of Restricted Share Units and Deferred Cash Awards, including “Clawbacks” Restricted Share Units awards granted after January 1, 2010 and deferred cash granted after January 1, 2011, may be amended, reduced or cancelled by REMCO at any time at its sole discretion, before an award has vested. Amendments may include amending any performance conditions associated with the award or imposing additional conditions on the award. Further, the number of shares or the amount of deferred cash awarded may be reduced or the entire award of shares or cash may be cancelled outright.

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

HSBC Finance Corporation

Additionally, all employees with unvested share awards or awards subject to a retention period will be required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

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

Messrs. Booker and Gunton participate in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international managers are modeled to be competitive globally and within the country of assignment, and attractive to the executive in relation to the significant commitment must be made in connection with a global posting. The additional benefits and perquisites that were significant when compared to other compensation received by other executive officers of HSBC Finance Corporation consist of housing expenses, children’s education costs, car allowance, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated HSBC international managers who are subject to appointment to HSBC locations globally as deemed appropriate by HSBC senior management. The additional perquisites and benefits are further described in the Summary Compensation Table.

Retirement Benefits HSBC North America offers a defined benefit pension retirement plan in which HSBC Finance Corporation executives may participate that provides a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with similar dates of hire. At present, both qualified and non-qualified defined benefit plans are maintained so that the level of pension benefit may be continued without regard to certain Internal Revenue Service limits. We also maintain a qualified defined contribution plan with a 401(k) feature and company matching contributions. At present, HSBC Finance Corporation also provides its executives and other highly compensated employees with the opportunity to participate in a defined contribution non-qualified deferred compensation plan that provides a benefit measured by a company contribution on certain compensation exceeding Internal Revenue Code limits. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC Finance Corporation does not pay any above-market or preferential interest in connection with deferred amounts. As an international manager, Messrs. Booker and Gunton are accruing pension benefits under a foreign-based defined benefit plan that includes member contributions. Additional information concerning this plan is contained below in this 2010 CD&A in the table entitled Pension Benefits.

Mix of Elements of Compensation HSBC and its subsidiary HSBC Finance Corporation aim to have a compensation policy that adheres to governance initiatives of relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation. As such, multiple efforts were made in 2010 to ensure that the total compensation of the Named Executive Officers reflected an appropriate ratio between fixed pay and variable pay as elements of total compensation.

Salary increases proposed by senior management are generally prioritized towards high performing employees and those who have demonstrated rapid development. In 2010, salaries were reviewed and management determined that in most instances the market did not warrant adjustments to the salaries of our Named Executive Officers except for Mr. Burke and Mr. Booker. Mr. Burke received a base salary increase from $480,000 to $530,000 effective July 12, 2010, upon his appointment as Chief Executive Officer HSBC Finance Corporation. Mr. Booker received a base salary increase effective August 1, 2010 upon his appointment as Group Managing Director and Chief Executive Officer HSBC North America (further described in paragraph below).

During 2010, HSBC completed a rebalancing of total compensation for certain executives. The goal of rebalancing was to shift a portion of total compensation from variable pay to fixed pay, which has the effect of decreasing the degree of leverage inherent to the delivery of total compensation. Rebalance adjustments were effective June 28, 2010, and pro-rated portions of the rebalance adjustments are reflected in the Base Salary column in the Summary

HSBC Finance Corporation

Compensation Table. As a result of this rebalance activity, Mr. Booker received an increase in his annual base salary from $543,084 to $700,005 effective June 28, 2010. Effective August 1, 2010 and upon his appointment to the position of Chief Executive Officer, HSBC North America, Mr. Booker’s annual base salary increased to $999,988 (notionally equivalent to $582,228 pre-rebalance).

Further, variable pay awarded to most employees in respect of 2010 performance is subject to deferral requirements under the 2010 HSBC Minimum Deferral Policy, which require 0% to 50% of variable pay to be awarded in the form of Restricted Share Units for HSBC Finance Corporation that are subject to a three year graded vesting schedule. The deferral percentage increases in a graduated manner in relation to the total variable pay award. Amounts not deferred are paid as a cash bonus following the conclusion of the performance year. Generally, amounts paid in respect of the rebalancing activity to employees during 2010 are regarded as fixed pay (i.e. base salary) and are not taken into account for the purposes of applying the deferral rates for the 2010 performance year.

Some executives, however, are subject to a different set of deferral requirements because they are designated as Code Staff, as defined by the United Kingdom’s Financial Services Authority (“FSA”) Remuneration Code (“the Code”). HSBC Finance Corporation, as a subsidiary of HSBC, must have remuneration practices for executive officers which comply with the Code. The Code requires firms to identify “Code Staff” employees. “Code Staff” are all employees who have a material impact on the firm’s risk profile, including a person who performs a significant influence function for a firm, a senior manager and risk takers. Of the Named Executive Officers Mr. Booker is determined to be “Code Staff”.

Variable pay awarded to Code Staff in respect of 2010 performance is subject to different deferral rates under the 2010 HSBC Group Minimum Deferral Policy than other employees. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate. For HSBC Finance Corporation, the deferrals are split equally between a Deferred Cash Award and Restricted Share Units. Thirty-three percent (33%) of the deferred cash and Restricted Shares Units vest on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary, and the thirty-four percent (34%) on the third anniversary of the grant date. The deferred cash is credited with a notional return, basis and rate as approved by REMCO. Share-based awards are subject to an additional six-month retention period following vest, with provision made for the release of shares as required to meet associated income tax obligations. For HSBC Finance Corporation, amounts not deferred are also split equally between non-deferred cash and shares. Non-deferred shares awards granted are immediately vested, although subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2010 performance will be paid on March 25, 2011. Deferred cash and deferred Restricted Share Units will be granted on March 15, 2011. Amounts paid in respect of the rebalancing exercise to Code Staff employees during 2010 are regarded as variable pay and are included in the application of the deferral rates appropriate for Code Staff for the 2010 performance year.

During 2010, Mr. Booker was identified as Code Staff and had his total compensation rebalanced. As a result of the rebalancing Mr. Booker received an incremental amount of $187,143 for the latter half of 2010. This incremental amount consists of one-twelfth of the difference between the pre- and post-rebalance rates in effect June 28, 2010 (i.e. $13,077) and five-twelfths of the difference between the pre- and post-rebalance rates in effect August 1, 2010 (i.e. $174,066). Mr. Booker also earned a variable pay award of $2,980,629 for performance in 2010. The 60% deferral rate was applied to the sum of: Mr. Booker’s variable pay award, the one-twelfth differential, and four-fifths of the five-twelfths differential. Therefore, $939,888 was granted in the form of deferred cash, and $939,888 was deferred in the form of Restricted Share Units. The remaining 40% of Mr. Booker’s variable pay award was delivered in equal parts non-deferred cash $626,592 and immediately vested shares $626,592. Of the $626,592 non-deferred cash to be paid currently, $152,330 is regarded as having been delivered in conjunction with the rebalancing in 2010 and only the $474,262 net non-deferred cash will be paid in 2011.

Although HSBC Finance Corporation continues to face difficult business conditions, financial performance for 2010 was strong. We believe the strength of our strategic objectives and the direction of our executive officers are united to support and protect HSBC Group’s interests and that of HSBC Group’s shareholders. Therefore, bonuses were recommended at levels slightly higher than those awarded for 2009, and were approved to be awarded to Mr. Burke and Mr. Booker and each of the other Named Executive Officers.

HSBC Finance Corporation

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

The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts vary according to position; however, the benefit is limited for all employees to a 52-week maximum.

Repricing of Stock Options and Timing of Option Grants The exercise price of stock options under historical Household option plans (awarded prior to 2003) was based upon the stock price on the date the option grant was approved. For HSBC discretionary option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers all employees a stock purchase plan in which options to acquire HSBC ordinary shares are awarded when an employee commits to contribute up to 250 GBP (or approximately $400) each month for one, three or five years under its Sharesave Plan. At the end of the term, the accumulated amount, plus interest (if any), may be used to purchase shares under the option, if the employee chooses to do so. The exercise price for each such option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

HSBC Finance Corporation does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC Finance Corporation nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the granting of historical stock options in order to gain a lower exercise price.

Dilution from Equity-Based Compensation While dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC’s shareholders.

HSBC Finance Corporation

Accounting Considerations We account for all of our stock-based compensation awards including share options, Restricted Share and Restricted Share Unit awards and the employee stock purchase plan, using the fair value method of accounting under Financial Accounting Standards Board’s Accounting Standards Codification 718 (“FASB ASC 718”).

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

HSBC Finance Corporation

Compensation of Officers Reported in the Summary Compensation Table In determining compensation for each of our executives, senior management, Mr. Gulliver and REMCO carefully considered the individual contributions of each executive to promote HSBC’s interests and those of its shareholders. The relevant comparisons considered for each executive were year-over-year company performance relative to year-over-year total compensation, individual performance against balanced score card objectives, and current trends in the market place. Another consideration was the current positioning of the executive and the role he or she would be expected to fulfill in the current challenging business environment. We believe incentives and rewards play a critical role, and that outstanding leadership as evidenced by positive results must be recognized. Consequently, variable pay recommendations were submitted for our executives to reward strong performance by HSBC Finance Corporation relative to plan and in effectively managing risk in the challenging economic environment.

VARIABLE COMPENSATION

									Year
			Discretionary		Long Term Equity				over
	Base Salary(1)		Annual Bonus (2)		Award(3)		Total Compensation		Year %
	2009	2010	2009	2010	2009	2010	2009	2010	Change

Patrick J. Burke	$498,462	$503,077	$387,500	$750,000	$387,500	$750,000	$1,273,462	$2,003,077	57%
Chief Executive Officer
Niall S.K. Booker(4)	$664,986	$746,537	$720,000	$1,414,149	$1,080,000	$1,566,480	$2,464,986	$3,727,166	51%
(Former) Chief Executive Officer
Michael A Reeves	N/A	$330,008	N/A	$264,000	N/A	$66,000	N/A	$660,008	–%
Executive Vice President and Chief Financial Officer
Edgar D. Ancona(5)	$145,385	$450,000	$440,000	$550,000	$660,000	$550,000	$1,245,385	$1,550,000	24%
(Former) Senior Executive Vice President & Chief Financial Officer
C. Mark Gunton(6)	N/A	$514,157	N/A	$422,500	N/A	$227,500	N/A	$1,164,157	–%
Senior Executive Vice President & Chief Risk Officer
Andrew C. Armishaw(6)	$467,308	$450,000	$387,500	$465,000	$387,500	$310,000	$1,242,308	$1,225,000	(1)%
Senior Executive Vice President & Chief Technology and Services Officer
Patrick A. Cozza(7)	$467,308	$450,000	$387,500	$465,000	$387,500	$310,000	$1,242,308	$1,225,000	(1)%
Senior Executive Vice President & Regional Head -Insurance

(1)	No base salaries were decreased for 2010. However, since HSBC Finance Corporation administered twenty-seven (27) pay periods during 2009, base salary amounts disclosed above reflect cash paid during the year for the additional pay period. Amounts for 2010 are reflective of rebalance adjustments, effective on June 28, 2010.

(2)	Discretionary Non-Deferred Award amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. It includes non deferred cash and share awards for Code Staff and cash awards for non Code Staff.

(3)	Long-term Equity Award amount disclosed above pertains to the performance year indicated and is awarded in the first quarter of the subsequent calendar year. For example, the Long-Term Equity Award indicated above for 2010 is earned in performance year 2010 but will be granted in March 2011. Further for 2010, the amount includes deferred cash and share awards for Code Staff. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in 2010 is disclosed for the 2010 fiscal year under the column of Stock Awards in that table.

(4)	Mr. Booker was Chief Executive Officer of HSBC Finance Corporation until July 12, 2010. Commencing on July 31, 2010, Mr. Booker served as chief Executive Officer of HSBC North America and his 2010 compensation includes compensation he received in his new role.

(5)	Mr. Ancona was compensated by Hong Kong Shanghai Banking Corporation Limited as Chief Financial Officer of that company from January 1, 2009 to September 1, 2009. Mr. Ancona was Chief Financial Officer of HSBC Finance Corporation through May 13, 2010. Mr. Ancona has served as chief Financial Officer of HSBC North America since September 1, 2009.

(6)	In his role as Chief Risk Officer, Mr. Gunton has risk oversight over HSBC Finance Corporation, as well as HSBC USA and HSBC North America. Similarly, Mr. Armishaw serves as Chief Technology and Services Officer for HSBC Finance Corporation, HSBC USA and HSBC North America. Amounts discussed within the 2010 CD&A and the accompanying executive compensation tables represent the full compensation paid to Messrs. Gunton and Armishaw for their respective roles for all three companies. Mr. Gunton has also been disclosed as a Named Executive Officer in the HSBC USA Form 10-K for year ended December 31, 2010.

(7)	Mr. Cozza is also the Senior Executive Vice President, Regional Head — Insurance for HSBC USA. The compensation reported in this 2010 CD&A and accompanying tables represents the compensation he received for his positions at both companies.

HSBC Finance Corporation

Compensation Committee Interlocks and Insider Participation As described in the 2010 CD&A, HSBC Finance Corporation is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described under “Oversight of Compensation Discussions”.

Compensation Committee Report HSBC Finance Corporation does not have a Compensation Committee. The Board of Directors did not play a role in establishing remuneration policy or determining executive officer compensation for 2010. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2010 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2010 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive compensation in 2010. HSBC Finance Corporation senior management has advised us that they believe the 2010 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2010 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC Finance
Corporation
Niall S.K. Booker
Robert K. Herdman
George A. Lorch
Samuel Minzberg
Beatriz R. Perez
Larree M. Renda

HSBC Finance Corporation

Executive Compensation The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2010 to (i) Mr. Patrick J. Burke, who has served as our Chief Executive Officer since July 12, 2010, (ii) Mr. Niall S. K. Booker, who served as our Chief Executive Officer until July 12, 2010, (iii) Mr. Michael A. Reeves, who has served as Executive Vice President and Chief Financial Officer since May 13, 2010, (iv) Mr. Edgar D. Ancona who served as Senior Executive Vice President and Chief Financial Officer through May 13, 2010, and (v) our three other most highly compensated executive officers who served as executive officers.

Summary Compensation Table

								Change in
								Pension
								Value and
							Non-Equity	Non-Qualified
							Incentive	Deferred	All
Name and					Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary		Bonus(2)	Awards(3)	Awards	Compensation	Earnings(4)	Compensation(5)	Total

Patrick J. Burke(6)	2010	$503,077		$750,000	$387,500	$-	$-	$381,761	$88,245	$2,110,583
Chief Executive Officer	2009	$498,462		$387,500	$442,500	$-	$-	$431,340	$39,069	$1,798,871
Niall S. K. Booker(1)	2010	$746,537	(9)	$1,414,149	$1,080,000	$-	$-	$557,678	$827,018	$4,630,810
(Former) Chief Executive Officer	2009	$664,986		$720,000	$777,200	$-	$-	$771,311	$427,127	$3,360,624
	2008	$720,011		$431,800	$1,209,666	$-	$-	$-	$468,678	$2,830,155
Michael A. Reeves(6)	2010	$330,008		$264,000	$75,000	$-	$-	$295,614	$15,600	$980,222
Executive Vice President and Chief Financial Officer
Edgar D. Ancona(6)(7)	2010	$450,000		$550,000	$660,000	$-	$-	$468,843	$326,967	$2,445,810
(Former) Senior Executive Vice President and Chief Financial Officer	2009	$145,385		$440,000	$470,000	$-	$-	$357,810	$103,615	$1,516,810
C. Mark Gunton(6)(10)	2010	$514,157		$422,500	$300,000	$-	$-	$159,083	$797,513	$2,193,253
Senior Executive Vice President, Chief Risk Officer
Patrick A. Cozza(6)(8)(10)	2010	$450,000		$465,000	$387,500	$-	$-	$935,302	$54,409	$2,292,161
Senior Executive Vice President,	2009	$467,308		$387,500	$375,000	$-	$-	$1,057,871	$18,155	$2,305,834
Regional Head — Insurance
Andrew C. Armishaw(8)(10)	2010	$450,000		$465,000	$387,500	$-	$-	$21,364	$62,741	$1,386,605
Senior Executive Vice President, Chief Technology and Services	2009	$467,308		$387,500	$372,500	$-	$-	$21,028	$54,120	$1,302,456
Officer	2008	$450,000		$372,500	$500,000	$-	$-	$30,461	$85,229	$1,438,190

(1)	Mr. Booker’s compensation is tied to an international notional standard denominated in Special Drawing Rights (SDRs). The average SDR to USD conversion rate in effect for 2009 was lower than that for 2008. As such, it appears Mr. Booker incurred a decrease in base salary from 2008 to 2009, when in fact his annual rate denominated in SDR remained constant. Mr. Booker was Chief Executive Officer of HSBC Finance Corporation until July 12, 2010. Commencing on July 31, 2010, Mr. Booker served as chief Executive Officer of HSBC North America and his 2010 compensation includes compensation he received in his new role.

(2)	The amounts disclosed represent the discretionary variable pay in form of cash relating to 2010 performance but delivered/granted in March 2011. In the case of Mr. Booker, bonus amount includes portion granted in the form of deferred cash as disclosed under Mix of Elements of Compensation. Mr. Booker will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional return, basis and rate as approved by REMCO.

(3)	Reflects the aggregate grant date fair value of awards granted during the year. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table and will be released as long as the Named Executive Officer is still in the employ of HSBC Finance Corporation at the time of vesting. HSBC Finance Corporation records expense based on the fair value over the vesting period, which is 100 percent of the face value on the date of the award. Dividend equivalents, in the form of additional shares, are paid on all underlying shares of restricted stock at the same rate as paid to ordinary share shareholders.

(4)	The HSBC — North America (U.S.) Pension Plan (“Pension Plan”), the HSBC — North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans. Increase in values by plan for each participant are: Mr. Booker — $557,678 (ISRBS, net of mandatory 2010 contributions); Mr. Ancona — $123,365 (Pension Plan), $345,478 (SRIP); Mr. Burke — $80,204 (Pension Plan), $301,557 (SRIP); Mr. Cozza — $108,146 (Pension Plan), $366,350 (SRIP), $460,806 (NQDCP); Mr. Armishaw — $5,905 (Pension Plan), $15,459 (SRIP); Mr. Reeves — $80,606 (Pension Plan), $141,720 (SRIP), $73,288 (NQDCP); and Mr. Gunton — $159,083 (ISRBS).

HSBC Finance Corporation

(5)	Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each named executive officer, such as financial planning services, physical exams, club dues and membership fees, expatriate benefits and car allowance, to the extent such perquisites and other personal benefits exceeded $10,000 in 2010. The value of perquisites provided to Mr. Cozza did not exceed $10,000. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services and/or Financial Planning for Messrs. Booker, Ancona, Gunton and Armishaw were $856, $567, $567, $4,000 respectively; Executive Physical and Medical Expenses for Messrs. Booker, Armishaw and Gunton were $3,980, $2,041 and $6,723, respectively; Club Dues and Membership fees for Messrs. Booker, Armishaw and Gunton were $11,733, $6,500 and $7,250, respectively; Foreign Housing Allowance and Utilities for Messrs. Booker and Gunton were $255,930 and $123,051, respectively; Rent and Soft Furnishing Allowance for Mr. Booker in amount of $176,813; Mortgage Subsidies for Mr. Gunton in amount of $8,488; Children’s Education Allowances for Messrs. Booker and Gunton were $82,717 and $60,831, respectively; Car Allowances were paid to Mr. Booker in the amount of $16,567; Executive Travel Allowances, for Messrs. Booker and Gunton were $72,970 and $55,857, respectively; Car and Driver Services for Messrs. Booker and Ancona in the amounts of $3,320 and $241, respectively; Tax Equalization for Messrs. Booker, Ancona and Gunton were $166,581, $272,760 and $482,273 respectively; Additional Compensation for Messrs. Booker, Burke and Gunton in the amounts of $21,100, $14,986 and $35,178 respectively; Relocation Assistance for Messrs. Booker and Burke in the amounts of $14,453 and $19,824, respectively.

The total in the All Other Compensation column also includes HSBC Finance Corporation’s contribution for the named executive officer’s participation in the HSBC — North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2010, as follows: Messrs. Ancona, Armishaw, Burke and Cozza each had a contribution of $14,700. In addition, the following had a company contribution in the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”): Mr. Ancona $38,700; Mr. Reeves $15,600; Mr. Burke $38,735; and Messrs. Cozza and Armishaw each $35,550 in 2010. In addition Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) in amount of $43,862. TRIP, STRIP and IRBP are described under Savings and Pension Plans — Deferred Compensation Plans.

(6)	This table reflects only those officers who were Named Executive Officers for the particular referenced years above. Accordingly, Messrs. Burke, Ancona and Cozza were not Named Executive Officers for fiscal year 2008 so the table only reflects compensation for fiscal years 2009 and 2010. Similarly, Messrs. Reeves and Gunton were not Named Executive Officers for the years 2008 and 2009, so the table only reflects their compensation for fiscal year 2010.

(7)	Mr. Ancona was compensated by Hong Kong Shanghai Banking Corporation Limited as Chief Financial Officer of this company from January 1, 2009 to September 1, 2009. Mr. Ancona was Chief Financial Officer of HSBC Finance Corporation through May 13, 2010. Mr. Ancona has served as Chief Financial Officer of HSBC North America since September 1, 2009.

(8)	Messrs. Cozza and Armishaw base salary remained constant in 2010. However, since HSBC Finance Corporation administered twenty-seven (27) pay periods during 2009, the base salary amount reflects increased cash flow paid during 2009.

(9)	Includes the incremental amount of $187,143 for Mr. Booker that was paid for the latter half of 2010 in the rebalancing effort. The HSBC rebalancing activity is further described in narrative under Mix of Elements of Compensation.

(10)	Amounts shown for Messrs. Gunton and Armishaw represent compensation earned for their respective service to HSBC Finance Corporation, as well as for HSBC USA and HSBC North America. Amount showed for Mr. Cozza represents the compensation earned to his respective service to HSBC Finance Corporation, as well as for HSBC USA. Mr. Gunton has also been disclosed as a Named Executive Officer in the HSBC USA Form 10-K for year ended 2010. Mr. Cozza is also the Senior Executive Vice President and Regional Head — Insurance for HSBC USA. The compensation reported in this 2010 CD&A and accompanying tables represents the compensation he received for his positions at both companies.

HSBC Finance Corporation

Grants Of Plan-Based Awards Table

								All Other	All Other
								Stock	Option		Grant Date
								Awards:	Awards:		Fair Value
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Exercise or	of Stock
		Under Non-Equity			Under Equity			Shares of	Securities	Base Price	and
		Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	of Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)

Patrick J. Burke	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	37,321	N/A	N/A	$387,500
Chief Executive Officer
Niall S. K. Booker	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	104,018	N/A	N/A	$1,080,000
(Former) Chief Executive Officer
Michael A. Reeves	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	7,223	N/A	N/A	$75,000
Executive Vice President and Chief Financial Officer
Edgar D. Ancona	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	63,566	N/A	N/A	$660,000
(Former) Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	28,894	N/A	N/A	$300,000
Senior Executive Vice President, Chief Risk Officer
Patrick A. Cozza	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	37,321	N/A	N/A	$387,500
Senior Executive Vice President, Regional Head — Insurance
Andrew C. Armishaw	03/01/2010	N/A	N/A	N/A	N/A	N/A	N/A	37,321	N/A	N/A	$387,500
Senior Executive Vice President Chief Technology and Services Officer

(1)	The total grant date fair value reflected is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 1, 2010 (the date of grant) of GBP 6.82 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5224.

HSBC Finance Corporation

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
										Equity	Equity
										Incentive Plan	Incentive Plan
										Awards:	Awards:
				Equity						Number	Market or
				Incentive					Market	of Unearned	Payout Value
				Plan Awards:			Number of		Value of	Shares,	of Unearned
	Number of		Number of	Number of			Shares or		Shares or	Units or	Shares,
	Securities		Securities	Securities			Units of		Units of	Other	Units or
	Underlying		Underlying	Underlying			Stock That		Stock That	Rights	Other Rights
	Unexercised		Unexercised	Unexercised	Option	Option	Have Not		Have Not	That Have	That Have
	Options (#)		Options (#)	Unearned	Exercise	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Exercisable		Unexercisable	Options (#)	Price	Date	(#)(1)		($)(2)	(#)(1)	($)(2)

Patrick J. Burke	46,044	(7)	-	-	$18.6226	11/12/2011	46,606	(4)	$473,749	-	-
Chief Executive Officer	23,023	(7)	-	-	$9.2895	11/20/2012	73,567	(5)	$747,807	-	-
	68,852	(7)	-	-	GBP7.9606	11/03/2013	12,602	(8)	$128,099	-	-
	68,852	(7)	-	-	GBP7.2181	04/30/2014	38,624	(3)	$392,612	-	-
Niall S. K. Booker	-		-	-	-	-	102,958	(4)	$1,046,565	-	-
(Former) Chief Executive Officer	-		-	-	-	-	167,141	(5)	$1,698,984	-	-
	-		-	-	-	-	107,650	(3)	$1,094,259	-	-
Michael A. Reeves	-		-	-	-	-	15,535	(4)	$157,913	-	-
Executive Vice President	-		-	-	-	-	7,475	(3)	$75,983	-	-
and Chief Financial Officer	-		-	-	-	-	23,794	(5)	$241,865	-	-
Edgar D. Ancona	107,437	(7)	-	-	$18.6226	11/12/2011	42,836	(4)	$435,427	-	-
(Former) Senior Executive Vice	153,482	(7)	-	-	$9.2895	11/20/2012	101,076	(5)	$1,027,435	-	-
President and Chief	117,048	(7)	-	-	GBP7.9606	11/03/2013	65,786	(3)	$668,713	-	-
Financial Officer	58,524	(7)	-	-	GBP7.2181	04/30/2014	-		-	-	-
C. Mark Gunton	-		-	-	-	-	23,120	(4)	$235,014	-	-
Senior Executive Vice	-		-	-	-	-	17,107	(5)	$173,892	-	-
President, Chief Risk Officer	-		-	-	-	-	29,903	(3)	$303,963	-	-
Patrick A. Cozza	61,392	(7)	-	-	$18.6226	11/12/2011	42,722	(4)	$434,268	-	-
Senior Executive Vice	92,089	(7)	-	-	$9.2895	11/20/2012	80,646	(5)	$819,764	-	-
President, Regional Head — Insurance	143,442	(7)	-	-	GBP7.9606	11/03/2013	38,624	(3)	$392,612	-	-
	143,422	(7)	-	-	GBP7.2181	04/30/2014	-		-	-	-
Andrew C. Armishaw	117,048	(7)	-	-	GBP7.2181	04/30/2014	27,186	(4)	$276,345	-	-
Senior Executive Vice President,	-		-	-	-	-	11,280	(6)	$114,661	-	-
Chief Technology and	-		-	-	-	-	80,108	(5)	$814,296	-	-
Services Officer	-		-	-	-	-	38,624	(3)	$392,612	-	-

(1)	Share amounts include additional awards accumulated over the vesting periods, including any adjustments for the HSBC share rights issue completed in April 2009. During the rights issue, HSBC raised capital by offering the opportunity to purchase new shares at a fixed price to all qualifying shareholders on the basis of five new shares for every twelve existing shares. The number of unvested Restricted Shares and Restricted Share Units held by employees was automatically increased, without any action required on the part of employees, in an effort to not disadvantage employees by the rights issue. Similarly, the number of unexercised stock options held by employees was automatically increased and a corresponding decrease was made in the option exercise price, without any action required on the part of employees, such that the employee will pay the same total amount to exercise the adjusted stock option award as before the rights issue.

(2)	The HSBC ordinary share market value on December 31, 2010, was GBP 6.511 per share and the exchange rate from GBP to U.S. dollars was 1.5612.

(3)	Thirty three percent of this award vested on February 28, 2011. Next thirty three percent will vest on February 27, 2012. Thirty four percent of this award will vest on February 25, 2013.

(4)	This award will vest in full on March 31, 2011.

(5)	This award will vest in full on March 5, 2012.

(6)	This award will vest in full on March 30, 2011.

(7)	Reflects fully vested options adjusted for the HSBC share rights issue completed in April 2009.

(8)	This award will vest in full on June 30, 2012.

HSBC Finance Corporation

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares		Value
	Acquired	Realized	Acquired		Realized
	on Exercise	on Exercise	on Vesting		on Vesting
Name	(#)	($)(1)	(#)(2)		($)(1)

Patrick J. Burke	-	-	34,015	(3)	$353,199
Chief Executive Officer
Niall S. K. Booker	-	-	26,108	(4)	$271,096
(Former) Chief Executive Officer
Michael A. Reeves	-	-	13,228	(5)	$137,355
Executive Vice President and Chief Financial Officer
Edgar D. Ancona	-	-	41,573	(6)	$431,679
(Former) Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton	-	-	14,834	(7)	$154,031
Senior Executive Vice President, Chief Risk Officer
Patrick A. Cozza	-	-	12,471	(8)	$129,494
Senior Executive Vice President, Regional Head — Insurance
Andrew C. Armishaw	-	-	17,763	(9)	$184,444
Senior Executive Vice President, Chief Technology and Services Officer

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the HSBC share rights issue completed in April 2009.

(3)	Includes the release of 29,991 shares granted on March 30, 2007.

(4)	Includes the release of 22,958 shares granted on March 30, 2007.

(5)	Includes the release of 11,632 shares granted on March 30, 2007.

(6)	Includes the release of 36,558 shares granted on March 30, 2007.

(7)	Includes the release of 13,045 shares granted on March 30, 2007.

(8)	Includes the release of 10,967 shares granted on March 30, 2007.

(9)	Includes the release of 15,620 shares granted on March 30, 2007.

HSBC Finance Corporation

Pension Benefits

		Number of	Present Value		Payments
		Years Credited	of Accumulated		During Last
		Service	Benefit		Fiscal Year
Name	Plan Name(1)	(#)	($)		($)

Patrick J. Burke	Pension Plan-Household	21.8	$410,211		$-
Chief Executive Officer	SRIP-Household	21.8	$1,435,650		$-
Niall S.K. Booker(2)	ISRBS	28.8	$3,881,028	(5)	$-
(Former) Chief Executive Officer
Michael A. Reeves	Pension Plan- Household	17.7	$344,936		$-
Executive Vice President and Chief Financial Officer	SRIP - Household	17.7	$379,215		$-
Edgar D. Ancona(3)	Pension Plan-Household	16.8	$640,426		$-
(Former) Senior Executive Vice President and Chief Financial Officer	SRIP-Household	16.8	$2,117,713		$-
C. Mark Gunton	ISRBS	32	3,297,078	(5)	$-
Senior Executive Vice President, Chief Risk Officer
Patrick A. Cozza(4)	Pension Plan-Household	12.5	$546,025		$-
Senior Executive Vice President, Regional Head -	SRIP-Household	12.5	$1,612,115		$-
Insurance
Andrew C. Armishaw	Pension Plan-Account Based	7.0	$35,461		$-
Senior Executive Vice President, Chief	SRIP-Account Based	7.0	$121,618		$-
Technology and Services Officer

(1)	Plan described under Savings and Pension Plans.

(2)	Value of age 53 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $3,983,698.

(3)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $792,090 (Pension Plan) and $2,641,589 (SRIP).

(4)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $775,817 (Pension Plan) and $2,152,026 (SRIP). The 12.5 years of credited service are for those years attributable to Household following its acquisition of Beneficial Corp.

(5)	The amounts were converted into USD from GBP utilizing the exchange rate of 1.5612 at December 31, 2010.

HSBC Finance Corporation

Savings and Pension Plans

Pension Plan The HSBC — North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC — North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer.

Supplemental Retirement Income Plan (SRIP) The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. For example, the maximum amount of compensation during 2010 that can be used to determine a qualified plan benefit is $245,000, and the maximum annual benefit commencing at age 65 in 2010 is $195,000. SRIP benefits are calculated without regard to these limits but are reduced after January 1, 2008, for compensation deferred to the HSBC — North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits will accrue under SRIP after December 31, 2010.

Formulas for Calculating Benefits

Household Formula:  Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average compensation in excess of the integration amount. For this purpose, compensation includes total base wages and bonuses (as earned); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP, and is averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced. As further described in Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2011, the Account Based Formula will replace this formula and impact the calculation of these benefits as of January 1, 2011.

Account Based Formula:  Applies to executives who were hired by Household after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual compensation for each calendar year of employment. For this purpose, compensation includes total base wages and cash incentive payments (as paid); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP. At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas:  The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2010 is $245,000. The limit for years after 2010 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in

HSBC Finance Corporation

value if paid over an average lifetime. Retired executives covered by a Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).

HSBC International Staff Retirement Benefits Scheme (Jersey) (ISRBS) The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his salary to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

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

Present Value of Accumulated Benefits

For the Account Based formula:  The value of the notional account balances currently available on December 31, 2010.

For other formulas:  The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2010. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2010.

Deferred Compensation Plans

Tax Reduction Investment Plan:  HSBC North America maintains the HSBC — North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject

HSBC Finance Corporation

to a maximum annual pre-tax contribution by a participant of $16,500 (plus an additional $5,500 catch-up contribution for participants age 50 and over), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

If the employee has been employed for at least one year, HSBC Finance Corporation contributes three percent of compensation each pay period on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant’s compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant’s after-tax contributions that have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant’s after-tax contributions that have been matched may be withdrawn after five years of participation in the plan. A participant’s pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59 1/2. Participants may borrow from their TRIP accounts under certain circumstances.

Supplemental Tax Reduction Investment Plan:  HSBC North America also maintained the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is was unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. Contributions to this plan ended on December 31, 2010.

Non-Qualified Deferred Compensation Plan:  HSBC — North America maintains the HSBC — North America Non-Qualified Deferred Compensation Plan (“NQDCP”) for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. Certain named executive officers are eligible to contribute up to 80 percent of their salary and/or cash bonus compensation in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal, which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or, if the participant has over 10 years of service, installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections reducing the likelihood of an underfunded plan.

HSBC International Retirement Benefit Plan (“IRBP”): The HSBC International Retirement Benefit Plan (“IRBP”) is a defined contribution retirement savings plan maintained for certain international managers who have attained the maximum number of years of service for participation in other plans covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of base salary and may elect to contribute 2.5% of base salary as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions of base salary. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.

HSBC Finance Corporation

Non-Qualified Defined Contribution And Other Non-Qualified Deferred Compensation Plans

	Non-Qualified	Supplemental
	Deferred	Tax Reduction
	Compensation	Investment
	Plan(1)	Plan(2)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
Name	in 2010	in 2010	in 2010	Distributions	12/31/2010

Patrick J. Burke	$-	$38,735	$38,157	$-	$323,778
Chief Executive Officer
Niall S. K. Booker	N/A	N/A	N/A	N/A	N/A
(Former) Chief Executive Officer
Michael A. Reeves	$-	$15,600	$77,485	$-	$560,964
Executive Vice President and Chief Financial Officer
Edgar D. Ancona	N/A	$38,700	$47,726	$-	$504,607
(Former) Senior Executive Vice President and Chief Financial Officer
C. Mark Gunton	N/A	N/A	N/A	N/A	N/A
Senior Executive Vice President, Chief Risk Officer
Patrick A. Cozza	$-	$35,550	$506,751	$-	$3,972,020
Senior Executive Vice President, Regional Head - Insurance
Andrew C. Armishaw	N/A	$35,550	$17,462	$-	$370,490
Senior Executive Vice President, Chief Technology and Services Officer

(1)	The HSBC — North America Non-Qualified Deferred Compensation Plan (“NQDCP”) is described under Savings and Pension Plans.

(2)	The Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”) is described under Savings and Pension Plans. Company contributions are invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Distributions are made in a lump sum upon termination of employment. These figures are also included in the “Change in Pension Value and Non-Qualified Deferred Compensation Earnings” column of the Summary Compensation Table.

HSBC Finance Corporation

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2010 to each of Messrs. Burke, Booker, Reeves, Ancona, Gunton, Armishaw and Cozza as a result of their termination, retirement, disability or death or a change in control of the company as of that date. The amounts and terms of such payments are defined by HSBC’s employment and severance policies, employment protection agreements, and the particular terms of any equity-based awards.

Patrick J. Burke

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		$428,077	(3)	-	-		-		$795,000	(4)
Bonus	-	-		-		-		-	-		-		$1,400,000	(4)
Long Term Award
Restricted Stock	-	$434,270	(1)	$434,270	(1)	$434,270	(1)	-	$434,270	(1)	$473,749	(2)	$473,749	(2)
Restricted Stock/Units	-	$1,269,432	(2)	$1,269,432	(2)	$1,269,432	(2)	-	$1,269,432	(2)	$1,269,432	(2)	$1,269,432	(2)
Benefits and Perquisites
Defined Contribution Retirement Benefit	-	-		-		-		-	-		-		$80,153	(5)
Welfare Benefit Coverage	-	-		-		-		-	-		-		$19,433	(6)
Defined Benefit Retirement Benefit	-	-		-		-		-	-		-		$3,821,070	(7)
Outplacement Services	-	-		-		-		-	-		-		$9,000

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(3)	Under the terms of the HSBC — North America (U.S.) Severance Pay Plan, Mr. Burke would receive 42 weeks of his current salary upon separation from the company.

(4)	Refer to the description of Mr. Burke’s employment protection agreement. Mr. Burke will be entitled to receive a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus.

(5)	Mr. Burke’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.

(6)	Mr. Burke’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Burke’s current coverage election and assumes termination due to change in control occurred on December 31, 2010.

(7)	Mr. Burke’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s supplemental defined benefit retirement plan. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $3,821,070.

HSBC Finance Corporation

Niall S. K. Booker

Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		-		-	-		-		-
Bonus	-	-		-		-		-	-		-		-
Long Term Award
Restricted Stock	-	-		-		-		-	-		-		-
Restricted Stock/Units	-	$3,839,808	(1)	$3,839,808	(1)	$3,839,808	(1)	-	$3,839,808	(1)	$3,839,808	(1)	$3,839,808	(1)

(1)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC Finance Corporation

Michael A. Reeves

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		$215,774	(3)	-	-		-		-
Bonus	-	-		-		-		-	-		-		-
Long Term Award
Restricted Stock	-	$144,753	(1)	$144,753	(1)	$144,753	(1)	-	$144,753	(1)	$157,913	(2)	$157,913	(2)
Restricted Stock/Units	-	$317,849	(2)	$317,849	(2)	$317,849	(2)	-	$317,849	(2)	$317,849	(2)	$317,849	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(3)	Under the terms of the HSBC — North America (U.S.) Severance Pay Plan, Mr. Reeves would receive 34 weeks of his current salary upon separation from the company.

HSBC Finance Corporation

Edgar D. Ancona

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		$276,923	(3)	-	-		-		$675,000	(4)
Bonus	-	-		-		-		-	-		-		$1,875,000	(4)
Long Term Award
Restricted Stock	-	$399,141	(1)	$399,141	(1)	$399,141	(1)	-	$399,141	(1)	$435,427	(2)	$435,427	(2)
Restricted Stock/Units	-	$1,601,654	(2)	$1,601,654	(2)	$1,601,654	(2)	-	$1,601,654	(2)	$1,601,654	(2)	$1,601,654	(2)
Benefits and Perquisites
Defined Contribution Retirement Benefit	-	-		-		-		-	-		-		$81,000	(5)
Welfare Benefit Coverage	-	-		-		-		-	-		-		$6,339	(6)
Defined Benefit Retirement Benefit	-	-		-		-		-	-		-		$566,619	(7)
Outplacement Services	-	-		-		-		-	-		-		$9,000

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(3)	Under the terms of the HSBC — North America (U.S.) Severance Pay Plan, Mr. Ancona would receive 32 weeks of his current salary upon separation from the company.

(4)	Refer to the description of Mr. Ancona’s employment protection agreement. Mr. Ancona will be entitled to receive a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus.

(5)	Mr. Ancona’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.

(6)	Mr. Ancona’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Ancona’s current coverage election and assumes termination due to change in control occurred on December 31, 2010.

(7)	Mr. Ancona’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s supplemental defined benefit retirement plan. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $566,619.

HSBC Finance Corporation

C. Mark Gunton

Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		-		-	-		-		-
Bonus	-	-		-		-		-	-		-		-
Long Term Award
Restricted Stock	-	$215,430	(1)	$215,430	(1)	$215,430	(1)	-	$215,430	(1)	$235,014	(2)	$235,014	(2)
Restricted Stock/Units	-	$477,855	(2)	$477,855	(2)	$477,855	(2)	-	$477,855	(2)	$477,855	(2)	$477,855	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

HSBC Finance Corporation

Patrick A. Cozza

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		$432,692	(3)	-	-		-		$675,000	(4)
Bonus	-	-		-		-		-	-		-		$1,750,000	(4)
Long Term Award
Restricted Stock	-	$398,079	(1)	$398,079	(1)	$398,079	(1)	-	$398,079	(1)	$434,268	(2)	$434,268	(2)
Restricted Stock/Units	-	$1,212,376	(2)	$1,212,376	(2)	$1,212,376	(2)	-	$1,212,376	(2)	$1,212,376	(2)	$1,212,376	(2)
Benefits and Perquisites
Defined Contribution Retirement Benefit	-	-		-		-		-	-		-		$75,300	(5)
Welfare Benefit Coverage	-	-		-		-		-	-		-		$11,734	(6)
Defined Benefit Retirement Benefit	-	-		-		-		-	-		-		$566,766	(7)
Outplacement Services	-	-		-		-		-	-		-		$9,000

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(3)	Under the terms of the HSBC — North America (U.S.) Severance Pay Plan, Mr. Cozza would receive 50 weeks of his current salary upon separation from the company.

(4)	Refer to the description of Mr. Cozza’s employment protection agreement. Mr. Cozza will be entitled to receive a pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus.

(5)	Mr. Cozza’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified and supplemental defined contribution plans.

(6)	Mr. Cozza’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Cozza’s current coverage election and assumes termination due to change in control occurred on December 31, 2010.

(7)	Mr. Cozza’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s supplemental defined benefit retirement plan. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $566,766.

HSBC Finance Corporation

Andrew C. Armishaw

						Involuntary
						Not for			Voluntary for				Change in
Executive Benefits and	Voluntary			Normal		Cause		For Cause	Good Reason				Control
Payments Upon Termination	Termination	Disability		Retirement		Termination		Termination	Termination		Death		Termination

Cash Compensation
Base Salary	-	-		-		$259,615	(3)	-	-		-		-
Bonus	-	-		-		-		-	-		-		-
Long Term Award
Restricted Stock	-	$253,316	(1)	$253,316	(1)	$253,316	(1)	-	$253,316(1)		$276,345	(2)	$276,345	(2)
Restricted Stock/Units	-	$1,321,568	(2)	$1,321,568	(2)	$1,321,568	(2)	-	$1,321,568	(2)	$1,321,568	(2)	$1,321,568	(2)

(1)	This amount represents accelerated vesting of a pro-rata portion of the outstanding restricted shares assuming “good leaver” status is granted by REMCO, a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(2)	This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO a termination date of December 31, 2010, and are calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2010.

(3)	Under the terms of the HSBC -- North America (U.S.) Severance Pay Plan, Mr. Armishaw would receive 30 weeks of his current salary upon separation from the company.

HSBC Finance Corporation

Director Compensation The following table and narrative footnotes discuss the compensation awarded to, earned by or paid to our Non-Executive Directors in 2010. Mr. Booker, as an Executive Director, receives no additional compensation for his service on the Board of Directors. Additionally, former Executive Director Mr. McDonagh received no additional compensation for his service on the Board of Directors during 2010. Mr. McDonagh’s service on the Board of Directors concluded July 31, 2010.

Director Compensation

				Change in
				Pension Value
				and Non-Qualified
				Deferred
	Fees Earned	Stock	Option	Compensation	All Other
	or Paid in	Awards	Awards	Earnings ($)	Compensation	Total
Name	Cash ($)(1)	($)(2)	($)(3)	(4)	($)(5)	($)

Robert K. Herdman	$305,000	$-	$-	$-	$309	$305,309
George A. Lorch	$340,000	$-	$-	$(34,935)	$1,991	$307,056
Samuel Minzberg	$225,000	$-	$-	$-	$1,991	$226,991
Beatriz R. Perez	$225,000	$-	$-	$-	$1,991	$226,991
Larree M. Renda	$225,000	$-	$-	$(101)	$1,991	$226,890

(1)	The Non-Executive Directors of HSBC Finance Corporation receive an annual cash retainer of $210,000 for board membership on HSBC Finance Corporation and HSBC North America. Mr. Herdman receives $55,000 as chair of the HSBC Finance Corporation Audit and Risk Committee. Mr. Herdman’s compensation is grandfathered at an amount equal to his 2007 Board and Committee compensation; he received an additional $40,000 accordingly. Mr. Lorch’s compensation is grandfathered at an amount equal to his 2007 Board and Committee compensation; he received an additional $115,000 accordingly. Mr. Lorch, Mr. Minzberg, Ms. Perez and Ms. Renda each receives $15,000 for their service on the HSBC Finance Corporation Audit and Risk Committee. HSBC Finance Corporation does not pay meeting attendance fees to its Directors. Directors who are employees of HSBC Finance Corporation or any of its affiliates do not receive any additional compensation related to their Board service.

Mr. Herdman receives compensation of $85,000 for serving as Chair of the HSBC North America Audit and Risk Committee. Mr. Herdman received an additional $40,625 for serving as Chair of the HSBC USA Audit and Risk Committee, which represents a pro-rated amount, since his membership did not commence until May 13, 2010. Mr. Minzberg also receives compensation of $15,000 for service on the HSBC North America Audit and Risk Committee. Mr. Lorch received an additional $7,500 for membership on the HSBC North America Audit and Risk Committee, which represents a pro-rated amount, since his membership did not commence until July 7, 2010.

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

(2)	HSBC Finance Corporation does not grant stock awards to its Non-Executive Directors nor do any portion of Executive Directors’ stock awards reflect services related to the Board. Prior to the merger with HSBC, Non-Executive Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock (as reflected in Footnote 3 below). Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into a non-qualified deferred compensation plan for Directors, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2010, 25,193 American Depository Shares were held in the deferred compensation plan account for Directors. Of the current Non-Executive Directors, Mr. Lorch held 8,444 American Depository Shares and Ms. Renda held 26 American Depository Shares.

(3)	HSBC Finance Corporation does not grant stock option awards to its Non-Executive Directors. As referenced in Footnote 2 above, as of December 31, 2010, 93,624 Stock Options were outstanding which were granted pursuant to the historical Directors Deferred Fee Plan. On

HSBC Finance Corporation

December 31, 2010, Mr. Lorch held options to purchase 47,580 HSBC ordinary shares and Ms. Renda held options to purchase 46,044 HSBC ordinary shares.

(4)	The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Participants are required to make an election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Amounts shown for Mr. Lorch and Ms. Renda reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(5)	Components of All Other Compensation are disclosed in the aggregate. We provide each Director with $250,000 of accidental death and dismemberment (“AD&D”) insurance and a $10,000,000 personal excess liability insurance policy for which the company paid an aggregate premium of $1,991 per annum for each participating Director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively. Under HSBC’s Matching Gift Program, for all Non-Executive Directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), including eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations, with a double match for the first $500 donated to higher education institutions (both public and private). Additionally, each current Non-Executive Director, who was a member of the Board in 2006 and continues to be on the Board, may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program.

Compensation Policies and Practices Related to Risk Management

All HSBC Finance Corporation employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. Employees participate in either the annual discretionary award plan, the primary incentive compensation plan for all employees, or in formulaic plans, which are maintained for specific groups of employees who are typically involved in production/call center or direct sales environments.

A key feature of HSBC’s compensation policy is that it is risk informed, seeking to ensure that risk based returns on capital are factored into the determination of variable compensation and that bonus pools are calculated only after appropriate risk based return has accrued on shareholders’ capital. We apply “Economic Profit” (defined as the average annual difference between return on invested capital and HSBC’s benchmark cost of capital) and other metrics to develop variable compensation levels and target a 15% to 19% return on shareholder funds. These requirements are built into the balanced scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the balanced scorecard, ensuring that key risk measures are included.

The use of a balanced scorecard framework ensures an aligned set of objectives and impacts the level of individual compensation received, as achievement of objectives is considered when determining the level of variable compensation awarded under the annual discretionary cash award plan. Objectives are set under four categories; financial, process (including risk mitigation), customer, and people. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are measures of performance that may influence reward levels.

In 2010, building upon the combined strengths of our balanced scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal incentive compensation risk management framework. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets will be established and monitored for employees who have been identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.

Also in 2010, HSBC North America established the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”) within the existing HSBC North America Human Resources Steering Committee. The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Sub-Committee is comprised of senior executive representatives from HSBC North America’s control functions, consisting of Risk, Compliance, Legal, Finance, Audit and Human Resources. The CPMG Sub-Committee has responsibility for oversight of

HSBC Finance Corporation

compensation for covered populations (those employees identified as being capable of exposing HSBC Finance Corporation to excessive risk taking); compensation related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses, sign-on bonuses and equity grants, including any exceptions to established policies; and recommendation to REMCO of clawback of previous grants of incentive compensation based on actual results and risk outcomes. Additionally, compensation processes are evaluated by the CPMG Sub-Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectation for employees. The CPMG Sub-Committee makes recommendations to REMCO based on reviews of the total compensation for employees.

Risk oversight of formulaic plans is ensured through formal policies of HSBC requiring that the HSBC North America Office of Operational Risk Management approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC Finance Corporation. Risk Appetite is annually reviewed and approved by the HSBC North America Risk Management Committee and HSBC North America Board Audit Committee.

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

The discretionary plan is designed to allow managers to exercise judgment in making variable pay award recommendations, subject to appropriate oversight. Performance against the objectives established in the balanced scorecard is considered when making award recommendations for an employee participating in the discretionary plan. Where objectives have been established with respect to risk and risk outcomes, managers will consider performance against these objectives when making variable pay award recommendations.

Participants in the discretionary plan are subject to minimum 2010 HSBC Minimum Deferral Policy for variable pay awards. Deferral rates applicable to compensation earned in performance year 2010, range from 0 to 60% and increase relative to the level of variable compensation earned, and in respect to employee’s classification under the Code of FSA, as further described under the section “Mix of Elements of Compensation” under 2010 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting, while cash deferrals are credited with notional return, basis and rate as approved by REMCO. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Employees who terminate employment as “bad leavers” forfeit all unvested equity awards. A clawback provision has been added to variable compensation awards, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” under 2010 CD&A. Additionally, all employees with unvested share awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

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

HSBC Finance Corporation

other conduct that, in the opinion of HSBC Finance Corporation, is sufficient reason for disqualification or subject to a recapture provision if it is determined that commissions were paid in excess of the amount that should have been paid. Some formulaic incentive plans include limits or caps on the financial measures that are considered in the determination of incentive award amounts.

Performance periods for the formulaic plans are often one month or one quarter, with features that may reserve or hold back a portion of the incentive award earned until year-end. This design is a conscious effort to align the reward cycle to the successful performance of job responsibilities, as longer performance periods may fail to adequately reinforce the desired behaviors on the part of formulaic plan participants.

Incentive Compensation Monitoring HSBC North America monitors and evaluates the performance of its incentive compensation arrangements, both the discretionary and formulaic plans, to ensure adequate focus and control.

The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on balanced scorecard achievements. Payments under the discretionary plan are not tied to formula, which enables payments to be adjusted as appropriate based on individual performance, business performance and risk assessment. Balance scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC Finance Corporation. Additionally, the discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance, and a review of any unintended consequences (e.g., deteriorating service standards).

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

In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of incentives and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on relevant business and commercial factors. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

HSBC Finance Corporation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2011, of HSBC ordinary shares or interests in ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the ordinary shares of HSBC and the Series B Preferred Stock of HSBC Finance Corporation.

	Number of	HSBC Shares	HSBC
	Shares	That May Be	Restricted			Series B
	Beneficially	Acquired Within	Shares	Number of	Total	Preferred of
	Owned of	60 Days By	Released	Ordinary	HSBC	HSBC
	HSBC	Exercise of	Within	Share	Ordinary	Finance
	Holdings plc(1)(2)	Options(3)	60 Days(4)	Equivalents(5)	Shares(2)	Corporation

Directors
Niall S.K. Booker(6)	69,325	-	138,483	-	207,808	-
Robert K. Herdman	82	-	-	-	82	-
George A. Lorch	2,730	47,580	-	8,444	58,754	-
Samuel Minzberg	-	-	-	-	-	-
Beatriz R. Perez	-	-	-	-	-	-
Larree M. Renda	1,650	46,044	-	26	47,720	10	(7)
Named Executive Officers
Patrick J. Burke	4,516	206,771	59,352	-	270,639	-
Michael A. Reeves	1,056	-	18,002	-	19,058	-
Edgar D. Ancona	251,025	436,491	64,545	-	752,061	-
Andrew C. Armishaw	28,844	117,048	39,932	-	185,824	-
Patrick A. Cozza	-	440,365	55,468	-	495,833	-
C. Mark Gunton	-	-	32,988	-	32,988	-
All directors and executive officers as a group	441,293	1,796,454	569,798	9,159	2,816,704	10

(1)	Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Mr. Lorch, 2,409 held in American Depository Shares and Mr. Booker, 26,625 and Directors and executive officers as a group, 29,034.

(2)	Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares, including the shares listed above in the first column for Messrs. Herdman, Lorch, Ancona (35,843 of the shares listed above) and Reeves and Ms. Renda.

(3)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2011 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2011 pursuant to the satisfaction of certain conditions.

(5)	Represents the number of ordinary share equivalents owned by executive officers under the HSBC-North America (U.S.) Tax Reduction Investment Plan (TRIP) and the HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under the HSBC North America Directors Non-Qualified Deferred Compensation Plan. The shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(6)	Also a Named Executive Officer.

(7)	Represents 400 Depositary Shares, each representing one-fortieth of a share of 6.36% Non-Cumulative Preferred Stock, Series B.

HSBC Finance Corporation

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons During the fiscal year ended December 31, 2010, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreements with Messrs. Ancona, Burke and Cozza described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.

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

HSBC Finance Corporation

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

According to the HSBC Finance Corporation Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements

Audit and Risk Committee	Chair and all voting members
Compliance Committee	A majority of all members
Executive Committee	100% independent directors, the Chairman and Chief Executive Officer

Messrs. Herdman, Lorch, Minzberg, Ms. Perez and Ms. Renda are considered to be independent directors. Mr. Booker served as Chief Executive Officer of HSBC Finance Corporation until July 12, 2010 and, since July 31, 2010, has served as Chief Executive Officer of HSBC North America. Because of the positions held by Mr. Booker, he is not considered to be an independent director. Brendan P. McDonagh was a director until July 2010. He was also a director of HSBC North America and a Group Managing Director at HSBC. Because of the positions held by Mr. McDonagh, he was not considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2010 and 2009 was $4,396,000 and $5,357,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2010 and 2009 was $248,000 and $383,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees. There were no fees billed by KPMG LLP for tax related services for the fiscal years ended December 31, 2010 and 2009. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

HSBC Finance Corporation

All Other Fees. Other than those fees described above, there were no other fees billed for services performed by KPMG LLP during the fiscal years ended December 31, 2010 and December 31, 2009.

All of the fees described above were approved by HSBC Finance Corporation’s Audit and Risk Committee.

The Audit and Risk Committee has a written policy that requires pre-approval of all services to be provided by KPMG LLP, including audit, audit-related, tax and all other services. Pursuant to the policy, the Audit and Risk Committee annually pre-approves the audit fee and terms of the audit services engagement. The Audit and Risk Committee also approves a specified list of audit, audit-related, tax and permissible non-audit services deemed to be routine and recurring services. Any service not included on this list must be submitted to the Audit and Risk Committee for pre-approval. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Chair of the Audit and Risk Committee for approval and to the full Audit and Risk Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 28, 2011 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income (Loss)
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Shareholder’s Equity
Notes to Consolidated Financial Statements
Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable.

(a)(3) Exhibits.

3	(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005, Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005 and Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed November 30, 2010).
3	(ii)	Bylaws of HSBC Finance Corporation, as amended May 13, 2010 (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed on May 17, 2010).
4.1		Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).

HSBC Finance Corporation

4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to the company’s Current Report on Form 8-K dated December 3, 2010 and filed with the Securities and Exchange Commission on December 9, 2010).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120495).

HSBC Finance Corporation

4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining of the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Upon receiving a written request, we will furnish copies of the exhibits referred to above free of charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

HSBC Finance Corporation

Index

Accounting:

new pronouncements 115, 144

policies (critical) 42

policies (significant) 135

Account management policies and practices 87

Assets:

by business segment 207

fair value of financial assets 212

fair value measurements 211

nonperforming 86, 159

Audit and risk committee 106, 234

Auditors’ report:

financial statement opinion 128

internal control opinion 129

Balance sheet (consolidated) 131

Basel II 11, 17, 37

Basel III 12

Basis of reporting 38, 135

Business:

consolidated performance review 29

focus 27

operations 7

organization history 4

Capital:

2011 funding strategy 100

common equity movements 99

consolidated statement of changes 132

selected capital ratios 100

Cards and Retail Services business segment 7, 64, 203

Cash flow (consolidated) 133

Cautionary statement regarding forward-looking statements 13

Committees 231

Competition 13

Compliance risk 112

Consumer business segment 8, 68, 203

Contingent liabilities:

critical accounting policy 47

litigation 218

Controls and procedures 224

Corporate governance and controls 13, 231

Customers 7

Credit quality 36, 71

Credit risk:

accounting policy 137

concentration 95, 221

critical accounting policy 42

management 107

Critical accounting policies and estimates 42

Current environment 25

Deferred tax assets 47, 179

Derivatives:

accounting policy 141

cash flow hedges 174

critical accounting policy 45

fair value hedges 174

income (expense) 58

non-qualifying hedges 175

notional value 177

Directors:

biographies 224

board of directors 224

executive 228

compensation (executives) 247

responsibilities 231

Discontinued operations 145

Employees:

compensation and benefits 247

number of 6

Equity:

consolidated statement of changes 132

ratios 100

Equity securities available-for-sale 153

HSBC Finance Corporation

Estimates and assumptions 42, 136

Executive overview 25

Fair value measurements:

assets and liabilities recorded at fair value on a

recurring basis 213

assets and liabilities recorded at fair value on a

non-recurring basis 215

control over valuation process 103

financial instruments 211

hierarchy 104

transfers into/out of level one and two 105, 214

transfers into/out of level two and three 105, 214

valuation techniques 215

Fee income 59

Financial highlights metrics 23

Financial liabilities:

designated at fair value 171

fair value of financial liabilities 213

Forward looking statements 14

Funding 6, 36, 96

Future prospects 37

Gain (loss) from financial instruments designated at

fair value 59, 171

Geographic concentration of receivables 95, 221

Goodwill:

accounting policy 141

critical accounting policy 44

Impairment:

accounting policy 141

available-for-sale securities 153

credit losses 31, 54, 163

critical accounting policy 44

nonperforming receivables 86, 159

Income taxes:

accounting policy 143

critical accounting policy — deferred taxes 47

expense 177

Insurance:

policyholders benefits expense 61

revenue 57

Intangible assets:

accounting policy 141

critical accounting policy 44

Internal control 224

Interest income:

net interest income 52

sensitivity 111

Key performance indicators 23

Legal proceedings 22, 218

Liabilities:

commercial paper 98, 168

commitments, lines of credit 98, 168

financial liabilities designated at fair value 171

long-term debt 98, 169

Lease commitments 101, 218

Liquidity and capital resources 96

Liquidity risk 108

Litigation 22, 218

Loans and advances — see Receivables

Loan impairment charges — see Provision for

credit losses

Market risk 109

Mortgage lending products 48, 157

Net interest income 52

New accounting pronouncements adopted 144

New accounting pronouncements to be adopted in

future periods 115

Off balance sheet arrangements 102

Operating expenses 60

Operational risk 111

Other revenues 57

Pension and other postretirement benefits:

accounting policy 142

Performance, developments and trends 29

HSBC Finance Corporation

Profit (loss) before tax:

by segment — IFRSs management basis 207

consolidated 130

Properties 22

Property, plant and equipment:

accounting policy 140

Provision for credit losses 31, 54

Ratios:

capital 100

charge-off (net) 82

credit loss reserve related 72

earnings to fixed charges — Exhibit 12

efficiency 35, 62

financial 23

Re-aged receivables 94

Real estate owned 51

Receivables:

by category 48, 157

by charge-off (net) 82

by delinquency 79

geographic concentration 95, 221

held for sale 165

modified and/or re-aged 90

nonperforming 86, 159

overall review 48

portfolio sales to HSBC Bank USA 198

risk concentration 95, 221

troubled debt restructures 32, 87, 160

Reconciliation to U.S. GAAP financial measures 125

Reconciliation of U.S. GAAP results to IFRSs 39

Refreshed loan-to-value 49

Regulation 9

Related party transactions 197

Reputational risk 113

Results of operations 52

Risks and uncertainties 14

Risk elements in the loan portfolio by product 221

Risk factors 14

Risk management:

credit 107

compliance 112

liquidity 108

market 109

operational 111

reputational 113

strategic 114

Securities:

fair value 153, 213

maturity analysis 156

Segment results — IFRSs management basis:

card and retail services 64, 203

consumer 68, 203

“All Other” grouping 203

overall summary 63, 203

Selected financial data 23

Senior management:

biographies 228

Sensitivity:

projected net interest income 111

Share-based payments:

accounting policy 142

Statement of changes in shareholders’ equity 132

Statement of changes in comprehensive income (loss) 132

Statement of income (loss) 130

Strategic initiatives and focus 27, 148

Strategic risk 114

Table of contents 2

Tangible common equity to tangible managed assets 100, 126

Tax expense 177

Troubled debt restructures 32, 87, 160

Unresolved staff comments 22

Variable interest entities 209

HSBC Finance Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 28th day of February, 2011.

HSBC FINANCE CORPORATION

By:	/s/ Patrick J. Burke
Patrick J. Burke
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 28th day of February, 2011.

Signature	Title

/s/ (P. J. BURKE) (P. J. Burke)	Chief Executive Officer (as Principal Executive Officer)

/s/ (R. K. HERDMAN) (R. K. Herdman)	Director

/s/ (G. A. LORCH) (G. A. Lorch)	Director

/s/ (N. S. K. BOOKER) (N. S. K. Booker)	Chairman and Director

/s/ (S. MINZBERG) (S. Minzberg)	Director

/s/ (B. R. PEREZ) (B. R. Perez)	Director

/s/ (L. M. RENDA) (L. M. Renda)	Director

/s/ (M. A. REEVES) (M. A. Reeves)	Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

/s/ (E. K. FERREN) (E. K. Ferren)	Executive Vice President and Chief Accounting Officer (as Principal Accounting Officer)

Exhibit Index

3 (i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005, Exhibit 3.1(b) of HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005 and Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed November 30, 2010).
3 (ii)	Bylaws of HSBC Finance Corporation, as amended May 13, 2010 (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed on May 17, 2010).
4.1	Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496 filed December 16, 2004).
4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to the company’s Current Report on Form 8-K dated December 3, 2010 and filed with the Securities and Exchange Commission on December 9, 2010).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120495).
4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration No. 333-120496).

4.9	The principal amount of debt outstanding under each other instrument defining of the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.