Form 10-Q
period 2011-03-31
HSBC Finance Corp
filed 2011-05-11
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

As of April 30, 2011, there were 66 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2011	2010

	(in millions)

Finance and other interest income	$1,596	$1,945
Interest expense on debt held by:
HSBC affiliates	38	39
Non-affiliates	636	779

Interest expense	674	818

Net interest income	922	1,127
Provision for credit losses	782	1,864

Net interest income (loss) after provision for credit losses	140	(737)

Other revenues:
Insurance revenue	60	68
Investment income	25	27
Derivative related income (expense)	34	(102)
Gain (loss) on debt designated at fair value and related derivatives	(29)	133
Fee income	46	77
Enhancement services revenue	104	103
Gain on receivable sales to HSBC affiliates	113	116
Servicing and other fees from HSBC affiliates	159	174
Other income	13	5

Total other revenues	525	601

Operating expenses:
Salaries and employee benefits	129	165
Occupancy and equipment expenses, net	24	28
Other marketing expenses	85	55
Real estate owned expenses	106	39
Other servicing and administrative expenses	167	218
Support services from HSBC affiliates	291	276
Amortization of intangibles	34	39
Policyholders’ benefits	41	42

Total operating expenses	877	862

Loss from continuing operations before income tax	(212)	(998)
Income tax benefit	193	352

Loss from continuing operations	(19)	(646)

Discontinued Operations (Note 2):
Income (loss) from discontinued operations before income tax	(4)	66
Income tax benefit (expense)	2	(23)

Income (loss) from discontinued operations	(2)	43

Net loss	$(21)	$(603)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31,	December 31,
	2011	2010

	(in millions,
	except share data)

Assets
Cash	$169	$175
Interest bearing deposits with banks	1,013	1,016
Securities purchased under agreements to resell	5,170	4,311
Securities available-for-sale	3,399	3,371
Receivables, net (including $6.1 billion and $6.3 billion at March 31, 2011 and December 31, 2010, respectively, collateralizing long-term debt)	58,689	61,333
Receivables held for sale	5	4
Intangible assets, net	571	605
Properties and equipment, net	194	202
Real estate owned	847	962
Derivative financial assets	4	75
Deferred income taxes, net	2,349	2,491
Other assets	2,190	1,791
Assets of discontinued operations	12	196

Total assets	$74,612	$76,532

Liabilities
Debt:
Due to affiliates (including $448 million and $436 million at March 31, 2011 and December 31, 2010, respectively, carried at fair value)	$8,279	$8,255
Commercial paper	3,750	3,156
Long-term debt (including $19.0 billion and $20.8 billion at March 31, 2011 and December 31, 2010 carried at fair value and $3.9 billion and $4.1 billion at March 31, 2011 and December 31, 2010, respectively, collateralized by receivables)	52,035	54,616

Total debt	64,064	66,027

Insurance policy and claim reserves	999	982
Derivative related liabilities	15	2
Liability for postretirement benefits	263	265
Other liabilities	1,537	1,519
Liabilities of discontinued operations	10	17

Total liabilities	66,888	68,812

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued)	1,000	1,000
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 65 shares issued at March 31, 2011 and December 31, 2010	-	-
Additional paid-in capital	23,321	23,321
Accumulated deficit	(16,740)	(16,685)
Accumulated other comprehensive loss	(432)	(491)

Total common shareholder’s equity	6,149	6,145

Total shareholders’ equity	7,724	7,720

Total liabilities and shareholders’ equity	$74,612	$76,532

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2011	2010

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	23,321	23,119
Employee benefit plans, including transfers and other	-	1

Balance at end of period	23,321	23,120

Accumulated deficit
Balance at beginning of period	(16,685)	(14,732)
Net loss	(21)	(603)
Dividends:
Preferred stock	(34)	(9)

Balance at end of period	(16,740)	(15,344)

Accumulated other comprehensive loss
Balance at beginning of period	(491)	(583)
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	65	(7)
Securities available-for-sale, not other-than-temporarily impaired	(11)	11
Other-than-temporarily impaired debt securities available-for-sale(1)	-	1
Postretirement benefit plan adjustment, net of tax	-	1
Foreign currency translation adjustments	5	(4)

Other comprehensive income, net of tax	59	2

Balance at end of period	(432)	(581)

Total common shareholder’s equity at end of period	$6,149	$7,195

Comprehensive income (loss)
Net loss	$(21)	$(603)
Other comprehensive income	59	2

Comprehensive income (loss)	$38	$(601)

(1)	During both the three months ended March 31, 2011 and 2010, other-than-temporary impairment (“OTTI”) losses on available-for-sale securities totaling less than $1 million were recognized in other revenues. There were no losses in either period in the non-credit component of such impaired securities reflected in accumulated other comprehensive income.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2011	2010

	(in millions)

Cash flows from operating activities
Net loss	$(21)	$(603)
Income (loss) from discontinued operations	(2)	43

Loss from continuing operations	(19)	(646)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	782	1,864
Gain on receivable sales to HSBC affiliates	(113)	(116)
Loss on sale of real estate owned, including lower of cost or market adjustments	62	10
Insurance policy and claim reserves	(1)	(12)
Depreciation and amortization	42	44
Mark-to-market on debt designated at fair value and related derivatives	194	78
Originations of loans held for sale	(7,906)	(7,834)
Sales and collections on loans held for sale	8,018	7,950
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	319	(844)
Net change in other assets	(248)	1,446
Net change in other liabilities	17	(90)
Other, net	108	167

Cash provided by (used in) operating activities-continuing operations	1,255	2,017
Cash provided by (used in) operating activities-discontinued operations	175	240

Net cash provided by (used in) operating activities	1,430	2,257
Cash flows from investing activities
Securities:
Purchased	(213)	(304)
Matured	87	136
Sold	110	74
Net change in short-term securities available-for-sale	(25)	111
Net change in securities purchased under agreements to resell	(859)	(2,336)
Net change in interest bearing deposits with banks	3	7
Receivables:
Net (originations) collections	1,355	1,643
Purchases and related premiums	(11)	(11)
Proceeds from sales of real estate owned	500	293
Properties and equipment:
Purchases	(1)	(5)

Cash provided by (used in) investing activities-continuing operations	946	(392)
Cash provided by (used in) investing activities-discontinued operations	-	1,069

Net cash provided by (used in) investing activities	946	677

Cash flows from financing activities
Debt:
Net change in commercial paper	594	(591)
Net change in due to affiliates	12	(20)
Long-term debt issued	162	119
Long-term debt retired	(3,106)	(2,359)
Insurance:
Policyholders’ benefits paid	(24)	(19)
Cash received from policyholders	14	15
Shareholder’s dividends	(34)	(9)

Net cash provided by (used in) financing activities-continuing operations	(2,382)	(2,864)
Net cash provided by (used in) financing activities-discontinued operations	-	(192)

Net cash provided by (used in) financing activities	(2,382)	(3,056)
Net change in cash	(6)	(122)
Cash at beginning of period(1)	175	311

Cash at end of period	$169	$189

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$448	$372

(1)	Cash at beginning of period includes $22 million for discontinued operations as of January 1, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with respect to a near-term return to profitability under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund our operations.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Unless otherwise noted, information included in these notes to the consolidated financial statements relates to continuing operations for all periods presented. See Note 2, “Discontinued Operations,” for further details. Interim results should not be considered indicative of results in future periods.

2.	Discontinued Operations

Taxpayer Financial Services During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which has historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business is reported in discontinued operations. During the fourth quarter of 2010 we recorded closure costs of $25 million which primarily reflect severance costs

HSBC Finance Corporation

and the write off of certain pre-paid assets which are included as a component of loss from discontinued operations. At March 31, 2011 and December 31, 2010, the liability associated with these closure costs totaled $4 million and $5 million, respectively.

The following summarizes the operating results of our TFS business for the periods presented:

Three Months Ended March 31,	2011	2010

	(in millions)

Net interest income and other revenues(1)	$1	$84
Income (loss) from discontinued operations before income tax	(2)	56

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our TFS business at March 31, 2011 and December 31, 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	March 31,	December 31,
	2011	2010

	(in millions)

Deferred income tax, net	$1	$3
Other assets	4	55

Assets of discontinued operations	$5	$58

Other liabilities	$4	$10

Liabilities of discontinued operations	$4	$10

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

In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to SC USA. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. We recorded a net loss as a result of this transaction of $43 million ($28 million after-tax) during the third quarter of 2010. This net loss is included as a component of loss from discontinued operations. Severance costs recorded as a result of this transaction were less than $1 million and are included as a component of loss from discontinued operations. As a result of this transaction, our Auto Finance business is reported as discontinued operations.

HSBC Finance Corporation

The following summarizes the operating results of our Auto Finance business for the periods presented:

Three Months Ended March 31,	2011	2010

	(in millions)

Net interest income and other revenues(1)	$-	$104
Income (loss) from discontinued operations before income tax	(2)	10

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our Auto Finance business at March 31, 2011 and December 31, 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Other assets of discontinued operations at December 31, 2010 reflect current income taxes receivable on our Auto Finance business for the 2010 tax year.

	March 31,	December 31,
	2011	2010

	(in millions)

Deferred income tax, net	$2	$4
Other assets	5	134

Assets of discontinued operations	$7	$138

Other liabilities	$6	$7

Liabilities of discontinued operations	$6	$7

3.	Strategic Initiatives

As discussed in prior filings, in prior years we performed several comprehensive evaluations of the strategies and opportunities of our operations. As a result of these various evaluations, we discontinued all new customer account originations except in our credit card business. There were no new significant strategic initiatives during the three months ended March 31, 2011 or the year ended December 31, 2010 related to our continuing operations. While there were a number of strategic actions undertaken in mid-2007, 2008 and 2009 for our continuing operations as a result of our evaluations, at December 31, 2010, there was no remaining restructuring liability for these strategic actions. See Note 3, “Strategic Initiatives,” in our 2010 Form 10-K for further discussion of those actions. Summarized below are the strategic actions undertaken in 2009 for our continuing operations as well as information regarding the remaining restructuring liability related to these actions.

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

HSBC Finance Corporation

The following summarizes the changes in the restructure liability during the three months ended March 31, 2011 and 2010, respectively, relating to actions implemented during 2009:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)	Costs(2)	Other(3)	Total

	(in millions)

Three Months Ended March 31, 2011:
Restructuring liability at beginning of period	$4	$6	$-	$10
Restructuring costs recorded during the period	-	-	-	-
Restructuring costs paid during the period	-	(2)	-	(2)
Adjustments to the restructure liability during the period	-	-	-	-

Restructure liability at end of period	$4	$4	$-	$8

Three Months Ended March 31, 2010:
Restructuring liability at beginning of period	$10	$12	$2	$24
Restructuring costs recorded during the period	1	-	-	1
Restructuring costs paid during the period	(3)	(5)	-	(8)
Adjustments to the restructure liability during the period	-	1	-	1

Restructure liability at end of period	$8	$8	$2	$18

(1)	One-time termination and other employee benefits are included as a component of salaries and employee benefits in the consolidated statement of income (loss).
(2)	Lease termination and associated costs are included as a component of occupancy and equipment expenses in the consolidated statement of income (loss).
(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).

HSBC Finance Corporation

4.	Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Securities	Gains	Losses	Value

	(in millions)

U.S. Treasury	$376	$-	$6	$-	$382
U.S. government sponsored enterprises(1)	232	-	4	(1)	235
U.S. government agency issued or guaranteed	9	-	-	-	9
Obligations of U.S. states and political subdivisions	32	-	1	-	33
Asset-backed securities(2)	60	(7)	2	-	55
U.S. corporate debt securities(3)	1,696	-	83	(7)	1,772
Foreign debt securities(4)	481	-	17	(2)	496
Equity securities	9	-	-	-	9
Money market funds	377	-	-	-	377

Subtotal	3,272	(7)	113	(10)	3,368
Accrued investment income	31	-	-	-	31

Total securities available-for-sale	$3,303	$(7)	$113	$(10)	$3,399

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

U.S. Treasury	$341	$-	$8	$-	$349
U.S. government sponsored enterprises(1)	282	-	4	(1)	285
U.S. government agency issued or guaranteed	10	-	1	-	11
Obligations of U.S. states and political subdivisions	29	-	1	-	30
Asset-backed securities(2)	65	(7)	2	-	60
U.S. corporate debt securities(3)	1,714	-	94	(6)	1,802
Foreign debt securities(4)	424	-	19	(1)	442
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353

Subtotal	3,227	(7)	129	(8)	3,341
Accrued investment income	30	-	-	-	30

Total securities available-for-sale	$3,257	$(7)	$129	$(8)	$3,371

(1)	Includes $27 million and $33 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of March 31, 2011 and December 31, 2010, respectively.
(2)	Includes $27 and $31 million of residential mortgage-backed securities at March 31, 2011 and December 31, 2010, respectively.
(3)	At March 31, 2011 and December 31, 2010, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.
(4)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at March 31, 2011 or December 31, 2010.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of March 31, 2011 and December 31, 2010, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
March 31, 2011	Securities	Losses	Investments	Securities	Losses	Investments

			(dollars are in millions)

U.S. Treasury	1	$-	$20	-	$-	$-
U.S. government sponsored enterprises	9	(1)	89	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	7	-	9	-	-	-
Asset-backed securities	-	-	-	6	(7)	15
U.S. corporate debt securities	142	(6)	296	5	(1)	18
Foreign debt securities	51	(2)	116	-	-	-
Equity Securities	1	-	4	-	-	-

	211	$(9)	$534	11	$(8)	$33

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2010	Securities	Losses	Investments	Securities	Losses	Investments

			(dollars are in millions)

U.S. Treasury	1	$-	$25	-	$-	$-
U.S. government sponsored enterprises	13	(1)	139	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	4	-	5	-	-	-
Asset-backed securities	-	-	-	8	(7)	18
U.S. corporate debt securities	100	(5)	209	6	(1)	23
Foreign debt securities	24	(1)	56	-	-	-
Equity Securities	1	-	4	-	-	-

	143	$(7)	$438	14	$(8)	$41

Gross unrealized losses increased slightly during the first quarter of 2011 primarily due to the impact of higher interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of our reviews, OTTI of less than $1 million was recognized in earnings on certain debt securities during the three months ended March 31, 2011 and 2010. In addition, we recognized a recovery in accumulated other comprehensive income relating to the non-credit component of other-than-temporary impairment previously recognized in accumulated other comprehensive income totaling less than $1 million and $1 million during the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011, approximately 93 percent of our corporate debt securities are rated A- or better and approximately 62 percent of our asset-backed securities, which totaled $55 million are rated “AAA.” At December 31, 2010, approximately 92 percent of our corporate debt securities were rated A- or better and approximately 66 percent of our asset-backed securities, which totaled $60 million were rated “AAA.” Although OTTI of less than $1 million was recorded in earnings during the three months ended March 31, 2011 and 2010, without a sustained economic recovery, additional other-than-temporary impairments may occur in future periods.

Proceeds from the sale, call or redemption of available-for-sale investments totaled $110 million and $74 million during the three months ended March 31, 2011 and 2010, respectively. We realized gross gains of $3 million during both the three months ended March 31, 2011 and 2010. We realized gross losses of less than $1 million during both the three months ended March 31, 2011 and 2010.

HSBC Finance Corporation

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	Due	After 1	After 5
	Within	but Within	but Within	After
March 31, 2011	1 Year	5 Years	10 Years	10 Years	Total

		(dollars are in millions)

U.S. Treasury:
Amortized cost	$151	$224	$1	$-	$376
Fair value	151	230	1	-	382
Yield(1)	.86%	2.21%	4.96%	-	1.67%
U.S. government sponsored enterprises:
Amortized cost	$64	$113	$30	$25	$232
Fair value	64	113	32	26	235
Yield(1)	.27%	1.31%	4.69%	4.75%	1.83%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$9	$9
Fair value	-	-	-	9	9
Yield(1)	-	-	-	4.99%	4.99%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$3	$11	$18	$32
Fair value	-	3	12	18	33
Yield(1)	-	4.29%	4.09%	4.06%	4.09%
Asset-backed securities:
Amortized cost	$-	$26	$5	$29	$60
Fair value	-	28	5	22	55
Yield(1)	-	4.85%	6.09%	1.73%	3.43%
U.S. corporate debt securities:
Amortized cost	$102	$842	$202	$550	$1,696
Fair value	104	881	214	573	1,772
Yield(1)	4.46%	3.85%	4.96%	5.33%	4.50%
Foreign debt securities:
Amortized cost	$12	$383	$41	$45	$481
Fair value	12	394	42	48	496
Yield(1)	3.07%	3.42%	4.17%	6.26%	3.74%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

5.	Receivables

Receivables consisted of the following:

	March 31,	December 31,
	2011	2010

	(in millions)

Real estate secured:
First lien	$42,066	$43,859
Second lien	5,150	5,477

Total real estate secured	47,216	49,336
Credit card	9,249	9,897
Personal non-credit card	6,506	7,117
Commercial and other	26	33

Total receivables	62,997	66,383
HSBC acquisition purchase accounting fair value adjustments	42	43
Accrued finance income	1,455	1,521
Credit loss reserve for owned receivables	(5,710)	(6,491)
Unearned credit insurance premiums and claims reserves	(95)	(123)

Total receivables, net	$58,689	$61,333

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Deferred origination fees, excluding MasterCard and Visa annual fees net of direct lending costs, totaled $290 million and $304 million at March 31, 2011 and December 31, 2010, respectively. MasterCard and Visa annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred MasterCard and Visa annual fees, net of direct lending costs related to these receivables, totaled $136 million and $134 million at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, we had a net unamortized premium on our receivables of $220 million and $254 million, respectively. Unearned income on personal non-credit card receivables totaled $22 million and $30 million at March 31, 2011 and December 31, 2010, respectively.

Collateralized funding transactions  Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts with a balance of $3.9 billion at March 31, 2011 are secured by $6.1 billion of closed-end real estate secured and credit card receivables. Secured financings issued under conduit credit facilities as well as secured financings previously issued under public trusts with a balance of $4.1 billion at December 31, 2010 were secured by $6.3 billion of closed-end real estate secured and credit card receivables.

Age Analysis of Past Due Receivables  The following tables summarize the past due status of our receivables at March 31, 2011 and December 31, 2010. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be

HSBC Finance Corporation

affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total		Total
March 31, 2011	1 – 29 days	30 – 89 days	90+ days	Past Due	Current	Receivables(1)

	(in millions)

Real estate secured:
First lien	$6,496	$3,761	$5,441	$15,698	$26,368	$42,066
Second lien	820	420	341	1,581	3,569	5,150

Total real estate secured	7,316	4,181	5,782	17,279	29,937	47,216
Credit card	345	272	346	963	8,286	9,249
Personal non-credit card	785	441	398	1,624	4,882	6,506
Commercial and other	-	-	-	-	26	26

Total receivables	$8,446	$4,894	$6,526	$19,866	$43,131	$62,997

	Days Past Due			Total		Total
December 31, 2010	1 – 29 days	30 – 89 days	90+ days	Past Due	Current	Receivables(1)

	(in millions)

Real estate secured:
First lien	$7,024	$4,909	$5,977	$17,910	$25,949	$43,859
Second lien	935	568	421	1,924	3,553	5,477

Total real estate secured	7,959	5,477	6,398	19,834	29,502	49,336
Credit card	473	363	437	1,273	8,624	9,897
Personal non-credit card	968	604	507	2,079	5,038	7,117
Commercial and other	-	-	-	-	33	33

Total receivables	$9,400	$6,444	$7,342	$23,186	$43,197	$66,383

(1)	The receivable balances included in this table reflects the principal amount outstanding on the loan and various basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments to the loans are excluded in other presentations regarding delinquent account balances.

Nonaccrual receivables Nonaccrual receivables and accruing receivables 90 or more days delinquent are summarized in the following table.

	March 31,	December 31,
	2011	2010

	(in millions)

Nonaccrual receivables:
Real estate secured(1)(2)	$5,744	$6,356
Personal non-credit card	415	530

Total non-accrual receivables	6,159	6,886
Nonaccrual receivables held for sale	5	4
Accruing credit card receivables 90 or more days delinquent(3)	353	447

Total nonperforming receivables	$6,517	$7,337

Credit loss reserves as a percent of nonperforming receivables-continuing operations(4)	87.7%	88.5%

HSBC Finance Corporation

(1)	At March 31, 2011 and December 31, 2010, nonaccrual real estate secured receivables includes $4.0 billion and $4.1 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.
(2)	Nonaccrual real estate secured receivables, excluding receivables held for sale, are comprised of the following:

	March 31,	December 31,
	2011	2010

Real estate secured:
Closed-end:
First lien	$5,377	$5,906
Second lien	257	320
Revolving:
First lien	6	6
Second lien	104	124

Total real estate secured	$5,744	$6,356

(3)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.
(4)	Ratio represents credit loss reserves divided by the corresponding outstanding balance of total nonperforming receivables. Nonperforming receivables include accruing loans contractually past due 90 days or more, but excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Troubled Debt Restructurings The following table presents information about our TDR Loans:

	March 31,	December 31,
	2011	2010

	(in millions)

TDR Loans(1)(2):
Real estate secured:
First lien	$8,546	$8,697
Second lien	611	647

Total real estate secured(3)(4)	9,157	9,344
Credit card	392	427
Personal non-credit card	649	704

Total TDR Loans	$10,198	$10,475

	March 31,	December 31,
	2011	2010

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$1,847	$1,728
Second lien	249	258

Total real estate secured	2,096	1,986
Credit card	147	154
Personal non-credit card	366	395

Total credit loss reserves for TDR Loans(1)(5)	$2,609	$2,535

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

HSBC Finance Corporation

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	March 31,	December 31,
	2011	2010

	(in millions)

Real estate secured:
First lien	$9,589	$9,650
Second lien	663	709

Total real estate secured	10,252	10,359
Credit card	398	434
Personal non-credit card	651	705

Total TDR Loans	$11,301	$11,498

(3)	At March 31, 2011 and December 31, 2010, TDR Loans totaling $1.6 billion and $1.5 billion, respectively, are recorded at net realizable value less cost to sell and, therefore, generally do not have credit loss reserves associated with them.
(4)	The following table summarizes real estate secured TDR Loans for our Mortgage Services and Consumer Lending businesses:

	March 31,	December 31,
	2011	2010

	(in millions)

Mortgage Services	$3,960	$4,114
Consumer Lending	5,197	5,230

Total real estate secured	$9,157	$9,344

(5)	Included in credit loss reserves.

Additional information relating to TDR Loans is presented in the table below:

Three Months Ended March 31,	2011	2010

Average balance of TDR Loans:
Real estate secured:
First lien	$8,602	$8,781
Second lien	628	719

Total real estate secured	9,230	9,500
Credit card	410	479
Personal non-credit card	674	741

Total average balance of TDR Loans	$10,314	$10,720

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$97	$103
Second lien	8	11

Total real estate secured	105	114
Credit card	9	16
Personal non-credit card	13	11

Total interest income recognized on TDR Loans	$127	$141

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

HSBC Finance Corporation

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	March 31, 2011		December 31, 2010
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

		(dollars are in millions)

Real estate secured:
First lien	$6,537	15.54%	$7,504	17.11%
Second lien	521	10.14	667	12.18

Total real estate secured	7,058	14.95	8,171	16.56
Credit card	481	5.20	612	6.18
Personal non-credit card	596	9.16	779	10.94

Total	$8,135	12.92%	$9,562	14.41%

Nonperforming The status of our consumer receivable portfolio are summarized in the following table:

			Accruing Loans
			Contractually Past
	Performing	Nonaccrual	Due 90 days or
	Loans	Loans	More(1)	Total

		(in millions)

At March 31, 2011
Real estate secured	$41,467	$5,749	$-	$47,216
Credit cards	8,896	-	353	9,249
Personal non-credit card	6,091	415	-	6,506

Total	$56,454	$6,164	$353	$62,971

At December 31, 2010
Real estate secured	$42,976	$6,360	$-	$49,336
Credit cards	9,450	-	447	9,897
Personal non-credit card	6,587	530	-	7,117

Total	$59,013	$6,890	$447	$66,350

(1)	Credit card receivables continue to accrue interest after they become 90 days or more delinquent, consistent with industry practice.

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

HSBC Finance Corporation

•	Stated income loans – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

	(in billions)

Interest-only loans	$1.2	$1.3
ARM loans(1)(2)	7.0	7.5
Stated income loans	2.5	2.7

(1)	Receivable classification as ARM loans is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification.
(2)	We do not have any option ARM loans in our portfolio.

At both March 31, 2011 and December 31, 2010, interest-only, ARM and stated income loans comprised 18 percent of real estate secured receivables, including receivables held for sale.

6.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three Months Ended March 31,	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$6,491	$9,091
Provision for credit losses	782	1,864
Charge-offs	(1,760)	(2,870)
Recoveries	197	180

Credit loss reserves at end of period	$5,710	$8,265

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three months ended March 31, 2011 and 2010:

	Real Estate Secured
	First	Second	Credit	Personal Non-	Comm’l
	Lien	Lien	Card	Credit Card	and Other	Total

			(in millions)

Three Months Ended March 31, 2011:
Credit loss reserve balances at beginning of period	$3,355	$832	$978	$1,326	$-	$6,491
Provision for credit losses	585	105	74	18	-	782
Charge-offs	(783)	(260)	(343)	(374)	-	(1,760)
Recoveries	10	17	56	114	-	197

Net charge-offs	(773)	(243)	(287)	(260)	-	(1,563)

Credit loss reserve balance at end of period	$3,167	$694	$765	$1,084	$-	$5,710

Ending balance: collectively evaluated for impairment	$1,305	$442	$618	$718	$-	$3,083
Ending balance: individually evaluated for impairment(1)	1,847	249	147	366	-	2,609
Ending balance: loans acquired with deteriorated credit quality	15	3	-	-	-	18

Total credit loss reserves	$3,167	$694	$765	$1,084	$-	$5,710

Receivables:
Collectively evaluated for impairment	$29,747	$4,440	$8,857	$5,857	$26	$48,927
Individually evaluated for impairment(1)	6,986	598	392	649	-	8,625
Receivables carried at net realizable value	5,299	106	-	-	-	5,405
Receivables acquired with deteriorated credit quality	34	6	-	-	-	40

Total receivables	$42,066	$5,150	$9,249	$6,506	$26	$62,997

Three Months Ended March 31, 2010:
Credit loss reserve balances at beginning of period	$3,997	$1,430	$1,816	$1,848	$-	$9,091
Provision for credit losses	919	126	199	620	-	1,864
Charge-offs	(1,046)	(470)	(588)	(766)	-	(2,870)
Recoveries	9	22	61	88	-	180

Net charge-offs	(1,037)	(448)	(527)	(678)	-	(2,690)

Credit loss reserve balance at end of period	$3,879	$1,108	$1,488	$1,790	$-	$8,265

Ending balance: collectively evaluated for impairment	$1,901	$751	$1,326	$1,342	$-	$5,320
Ending balance: individually evaluated for impairment(1)	1,954	352	162	448	-	2,916
Ending balance: loans acquired with deteriorated credit quality	24	5	-	-	-	29

Total credit loss reserves	$3,879	$1,108	$1,488	$1,790	$-	$8,265

Receivables:
Collectively evaluated for impairment	$37,689	$6,160	$10,123	$8,672	$48	$62,692
Individually evaluated for impairment(1)	7,975	754	474	751	-	9,954
Receivables carried at net realizable value	4,239	50	-	-	-	4,289
Receivables acquired with deteriorated credit quality	27	6	-	-	-	33

Total receivables	$49,930	$6,970	$10,597	$9,423	$48	$76,968

(1)	These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans.

HSBC Finance Corporation

7.	Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

March 31, 2011
Purchased credit card relationships and related programs(1)	$1,736	$-	$1,165	$571
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	252	-

Total	$2,330	$172	$1,587	$571

December 31, 2010
Purchased credit card relationships and related programs	$1,736	$-	$1,131	$605
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	252	-

Total	$2,330	$172	$1,553	$605

(1)	Purchased credit card relationships are being amortized to their estimated residual value of $162 million at March 31, 2011 and December 31, 2010.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2011	$138
2012	135
2013	99
2014	71

8.	Derivative Financial Instruments

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

HSBC Finance Corporation

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

Control Over Valuation Process and Procedures A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

At March 31, 2011 and December 31, 2010, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At March 31, 2011 and December 31, 2010, we provided third party swap counterparties with $28 million and $33 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At March 31, 2011 and December 31, 2010, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.9 billion and $2.5 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial asset or derivative related liabilities. At March 31, 2011, we had derivative contracts with a notional value of approximately $49.1 billion, including $48.6 billion outstanding with HSBC Bank USA. At December 31, 2010, we had derivative contracts with a notional value of $50.5 billion, including $49.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally

HSBC Finance Corporation

expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $23 million and $51 million at March 31, 2011 and December 31, 2010, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(9)	$(4)	Derivative related liabilities	$21	$18
Currency swaps	Derivative financial assets	188	124	Derivative related liabilities	-	-

Total		$179	$120		$21	$18

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

				Amount of Gain (Loss)		Amount of Gain (Loss)
				Recognized in Income		Recognized in Income
		Location of Gain	Location of Gain	on the		on the
		(Loss) Recognized	(Loss) Recognized	Derivative		Hedged Items
		in Income on	in Income on Hedged	Three Months Ended March 31,
	Hedged Item	Derivative	Item	2011	2010	2011	2010

				(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related income	Derivative related income	$(8)	$2	$10	$(6)
Currency swaps	Fixed rate borrowings	Derivative related income	Derivative related income	(20)	11	16	(10)

Total				$(28)	$13	$26	$(16)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on unexpired derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $439 million and $492 million at March 31, 2011 and December 31, 2010, respectively. We expect $395 million ($255 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassed unrealized losses will be offset by decreased interest expense associated with the

HSBC Finance Corporation

variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(376)	$(437)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	1,160	985	Derivative related liabilities	-	-

Total		$784	$548		$-	$-

The following table provides the gain or loss recorded on our cash flow hedging relationships.

				Gain (Loss)
				Reclassed
	Gain (Loss)			from			Gain (Loss)
	Recognized			Accumulated			Recognized
	in OCI on		Location of Gain	OCI into		Location of Gain	in Income
	Derivative		(Loss) Reclassified	Income		(Loss) Recognized	on Derivative
	(Effective		from Accumulated	(Effective		in Income	(Ineffective
Three Months Ended	Portion)		OCI into Income	Portion)		on the Derivative	Portion)
March 31,	2011	2010	(Effective Portion)	2011	2010	(Ineffective Portion)	2011	2010

				(in millions)

Interest rate swaps	$55	$(28)	Interest expense	$(11)	$(19)	Derivative related income	$2	$-
Currency swaps	28	(7)	Interest expense	(7)	(9)	Derivative related income	(9)	3

Total	$83	$(35)		$(18)	$(28)		$(7)	$3

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$230	$165	Derivative related liabilities	$6	$5
Currency swaps	Derivative financial assets	101	67	Derivative related liabilities	-	-

Total		$331	$232		$6	$5

HSBC Finance Corporation

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss)
		Recognized in Income On Derivative
		During
		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Income on Derivative	2011	2010

		(in millions)

Interest rate contracts	Derivative related income	$43	$(102)

Total		$43	$(102)

We have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 9, “Fair Value Option,” for further discussion.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$771	$907	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	810	739	Derivative related liabilities	-	-

Total		$1,581	$1,646		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

		Amount of Gain (Loss)
		Recognized in Income On Derivative
		During
		Three Months Ended
	Location of Gain (Loss)	March 31,
	Recognized in Income on Derivative	2011	2010

		(in millions)

Interest rate swaps	Gain on debt designated at fair value and related derivatives	$(1)	$233
Currency swaps	Gain on debt designated at fair value and related derivatives	(74)	78

Total		$(75)	$311

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	March 31,	December 31,
	2011	2010

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$9,962	$8,917
Currency swaps	9,458	10,018

	19,420	18,935

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	11,314	11,449
Purchased caps	78	173
Foreign exchange:
Swaps	1,221	1,221
Forwards	118	123

	12,731	12,966

Derivatives associated with debt carried at fair value:
Interest rate swaps	13,577	15,212
Currency swaps	3,376	3,376

	16,953	18,588

Total	$49,104	$50,489

9.	Fair Value Option

We have elected FVO reporting for certain of our fixed rate debt issuances. At March 31, 2011, fixed rate debt accounted for under FVO totaled $19.5 billion, of which $19.0 billion is included as a component of long-term debt and $448 million is included as a component of due to affiliates. At March 31, 2011, we had not elected FVO for $16.3 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at March 31, 2011 has an aggregate unpaid principal balance of $18.6 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $581 million.

At December 31, 2010, fixed rate debt accounted for under FVO totaled $21.3 billion, of which $20.8 billion was included as a component of long-term debt and $436 million was included as a component of due to affiliates. At December 31, 2010, we had not elected FVO for $16.8 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2010 had an aggregate unpaid principal balance of $20.4 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $404 million.

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 15, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

HSBC Finance Corporation

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

Three Months Ended March 31,	2011	2010

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$219	$(143)
Credit risk component	(173)	(35)

Total mark-to-market on debt designated at fair value	46	(178)
Mark-to-market on the related derivatives(1)	(240)	100
Net realized gains on the related derivatives	165	211

Gain (loss) on debt designated at fair value and related derivatives	$(29)	$133

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a loss of $176 million and a gain of $227 million for the three months ended March 31, 2011 and 2010, respectively. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a gain of $176 million and a loss of $227 million for the three months ended March 31, 2011 and 2010, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $827 million and $873 million at March 31, 2011 and December 31, 2010, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflects the following:

•	Interest rate curve – An increase in long-term U.S. interest rates during the first quarter of 2011 resulted in a gain on the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. During the first quarter of 2010 a decrease in long-term U.S. interest rates resulted in losses in the interest rate component on the mark-to-market of the debt and gain on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 6 percent of our FVO debt does not have a corresponding derivative at March 31, 2011.

•	Credit – Our secondary market credit spreads tightened throughout the first quarter of 2011 due to continued improvement in marketplace liquidity resulting in a loss in the credit component of the debt recorded at fair value. During the same period in 2010 our credit spreads also tightened due to continued increase in market confidence and improvement in marketplace liquidity.

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

HSBC Finance Corporation

10.	Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended March 31,	2011		2010

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(74)	(35.0)%	$(349)	(35.0)%
Increase (decrease) in rate resulting from:
Adjustment to valuation allowance on deferred tax assets	(109)	(51.4)	1	.1
State and local taxes, net of Federal benefit	(8)	(3.7)	(4)	(.4)
Other	(2)	(.9)	-	-

Total income tax expense (benefit)	$(193)	(91.0)%	$(352)	(35.3)%

The effective tax rate for the three months ended March 31, 2011 was significantly impacted by a release of valuation allowance previously established on foreign tax credits. The effective tax rate for both the three months ended March 31, 2011 and 2010 was also impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

HSBC North America Consolidated Income Taxes We are included in HSBC North America’s consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group’s consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to the principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.

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

HSBC Finance Corporation

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provides support for the realization of the deferred tax assets recorded on its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy includes the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient taxable foreign source income that will allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets.

Notwithstanding the above, the HNAH Group has valuation allowances against certain state deferred tax assets and certain tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.

HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded.

If future results differ from the HNAH Group’s current forecasts or the tax planning strategies were to change, a valuation allowance against some or all of the remaining net deferred tax assets may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for such incremental valuation allowances.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.3 billion and $2.5 billion as of March 31, 2011 and December 31, 2010, respectively.

We remain subject to Federal income tax examination for years 1998 and forward and state income tax examinations for years 1998 and forward. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various tax jurisdictions.

HSBC Finance Corporation

11.	Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

Three Months Ended March 31,	2011	2010

	(in millions)

Service cost – benefits earned during the period	$2	$6
Interest cost on projected benefit obligation	16	14
Expected return on assets	(17)	(13)
Recognized losses	(1)	(1)
Amortization of prior service cost	8	8

Pension expense	$8	$14

Pension expense declined in 2011 due to higher returns on Plan assets reflecting higher asset levels including additional contributions to the Plan as well as lower service cost and interest cost as a result of a decrease in the number of active participants in the Plan.

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

Three Months Ended March 31,	2011	2010

	(in millions)

Service cost – benefits earned during the period	$-	$1
Interest cost	2	2

Net periodic postretirement benefit cost	$2	$3

12.	Related Party Transactions

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

	March 31,	December 31,
	2011	2010

	(in millions)

Assets:
Cash	$167	$168
Interest bearing deposits with banks	1,005	1,009
Securities purchased under agreements to resell	2,870	2,060
Derivative related assets	3	64
Other assets	336	126

Total assets	$4,381	$3,427

Liabilities:
Due to affiliates (includes $448 million and $436 million at March 31, 2011 and December 31, 2010, respectively, carried at fair value)	$8,279	$8,255
Derivative related liability	15	2
Other liabilities	73	70

Total liabilities	$8,367	$8,327

HSBC Finance Corporation

Three Months Ended March 31,	2011	2010

	(In millions)

Income/(Expense):
Interest income from HSBC affiliates	$2	$1
Interest expense paid to HSBC affiliates(1)	(153)	(220)

Net interest income (loss)	(151)	(219)

Gain/(loss) on FVO debt with affiliate	(12)	-

HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	39	38
Daily sales of credit card receivables	74	78

Total gain on receivable sales to HSBC affiliates	113	116

Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	3	3
Private label and card receivable servicing and related fees	149	153
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	5	4
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	2	14

Total servicing and other fees from HSBC affiliates	159	174

Support services from HSBC affiliates	(291)	(276)

Stock based compensation expense with HSBC	(4)	(4)

Insurance commission paid to HSBC Bank Canada	(4)	(5)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.
(2)	Rental revenue from HTSU totaled $1 million and $12 million during the three months ended March 31, 2011 and 2010, respectively.

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new receivable originations on these credit card accounts to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer

HSBC Finance Corporation

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

The following table summarizes the private label, credit card (including the GM and UP Portfolios) and real estate secured receivables we are servicing for HSBC Bank USA at March 31, 2011 and December 31, 2010 as well as the cumulative amount of receivables sold on a daily basis during the three months ended March 31, 2011 and 2010:

		Credit Cards
	Private	General	Union		Real Estate
	Label	Motors	Privilege	Other	Secured	Total

			(in billions)

Receivables serviced for HSBC Bank USA:
March 31, 2011	$12.2	$4.1	$3.8	$1.8	$1.5	$23.4
December 31, 2010	13.5	4.5	4.1	2.0	1.5	25.6
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended March 31, 2011	$3.2	$3.1	$.7	$.9	$-	$7.9
Three months ended March 31, 2010	3.0	3.1	.7	1.0	-	7.8

Fees received for servicing these loan portfolios totaled $150 million and $155 million during the three months ended March 31, 2011 and 2010, respectively.

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

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three months ended March 31, 2011, we paid $2 million for services we received from HSBC Bank USA and received $2 million for services we provided. During the three months ended March 31, 2010, we paid $2 million for services we received from HSBC Bank USA and received $1 million for services we provided.

•	In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three months ended March 31, 2011, we paid $17 million for services we received from HSBC Bank USA.

HSBC Finance Corporation

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either March 31, 2011 or December 31, 2010.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2010. There were no balances outstanding at March 31, 2011 or December 31, 2010.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2010. There were no balances outstanding at March 31, 2011 or December 31, 2010.

•	As it relates to our discontinued TFS operations, HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originated the loans on behalf of our TFS business for clients of a single third party tax preparer. During 2010, we purchased a portion of the loans originated by HSBC Bank USA and HTDC daily for a fee. A portion of the loans which were originated were retained by HSBC Bank USA and held on its balance sheet. In the event any of the loans which HSBC Bank USA continued to hold on its balance sheet reached a defined delinquency status, we purchased the delinquent loans at par value as we had assumed all credit risk associated with this program. During the three months ended March 31, 2010, we received a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $56 million and is included as a component of loss from discontinued operations. For the loans which we purchased from HTCD during the three months ended March 31, 2010, we received taxpayer financial services revenue and paid an origination fee to HTCD of $4 million which is included as a component of loss from discontinued operations.

•	As it relates to our discontinued auto finance operations, in January 2009, we sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA and recorded a gain on the bulk sale of these receivables of $7 million which is included as a component of loss from discontinued auto operations for 2009. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee, which is included as a component of loss from discontinued auto operations. In August 2010, we sold the remainder of our auto finance receivable portfolio to SC USA.

Transactions with HSBC Holdings plc:

•	A commercial paper back-stop credit facility of $2.0 billion from HSBC at March 31, 2011 and December 31, 2010 supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at March 31, 2011 or December 31, 2010. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with other HSBC affiliates:

•	HSBC North America’s technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. Technology related assets are generally capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing them certain administrative services, such as internal audit, as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

HSBC Finance Corporation

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $27 million and $32 million during the three months ended March 31, 2011 and 2010, respectively, are included as a component of Support services from HSBC affiliates in the table above. During 2010 and through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $48.6 billion and $49.9 billion at March 31, 2011 and December 31, 2010, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.9 billion and $2.5 billion at March 31, 2011 and December 31, 2010, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At March 31, 2011 and December 31, 2010, due to affiliates includes $448 million and $436 million, respectively, carried at fair value under FVO reporting. During the three months ended March 31, 2011, loss on debt designated at fair value and related derivatives includes $12 million related to these debt issuances. During the three months ended March 31, 2010, due to affiliates did not include any amounts carried at fair value under FVO reporting.

•	During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan from HSBC North America by repaying the loan and issuing 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends paid on the Series C preferred stock totaled $25 million during the three months ended March 31, 2011.

•	In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. The deposit can be withdrawn anytime after June 3, 2011 with 185 days notice, and matures on March 1, 2012. Interest income earned on this deposit, which totaled $1 million during the three months ended March 31, 2011, is included in interest income from HSBC affiliates in the table above.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $1 million during both of the three months ended March 31, 2011 and 2010 and is reflected as interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America. See Note 11, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

•	We have utilized HSBC Markets (USA) Inc, (“HMUS”) to lead manage the underwriting of a majority of our ongoing debt issuances as well as manage the debt exchange which occurred during the fourth quarter of 2010. During the three months ended March 31, 2011 and 2010, there were no fees paid to HMUS for such services. For debt not accounted for under the fair value option, these fees would be amortized over the life of the related debt and included as a component of interest expense.

•	We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During both of the three months ended March 31, 2011 and 2010, we recorded fees of $1 million for providing this guarantee. As of March 31, 2011, the outstanding balance of the guaranteed notes was $1.5 billion and the latest scheduled maturity of the notes is May 2012. As part of the sale of our Canadian

HSBC Finance Corporation

business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $4 million and $5 million during the three months ended March 31, 2011 and 2010, respectively, and are included in Insurance Commission paid to HSBC Bank Canada in the table above.

13.	Business Segments

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

The All Other caption includes our Insurance and Commercial businesses. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure including goodwill arising from our acquisition by HSBC.

During 2010, changes were made to the management structure within HSBC North America which has resulted in the alignment of our Management to be focused on the legal entity results of our stand-alone business operations. During the first quarter of 2011, we re-evaluated and made changes to the financial information used to manage our business, including the scope and content of the financial data being reported to our Management, consistent with this more legal entity focus of our Management. As a result, beginning in the first quarter of 2011, our operating results are now monitored and reviewed and trends are evaluated on a legal entity basis in accordance with International Financial Reporting Standards (“IFRSs”), which is the basis on which we report results to our parent, HSBC. Prior to the first quarter of 2011, we reported our results on an IFRS Management Basis which were IFRSs results which assumed that the GM and UP Portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA had not been sold and remained on our balance sheet and the revenues and expenses related to these receivables remained on our income statement. As a result of the changes discussed above, in the first quarter of 2011, we changed the composition of segment profit (loss) from an IFRS Management Basis of reporting to an IFRS legal entity basis (“IFRS Basis”) of reporting in order to align with our revised internal reporting structure. However we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. For comparability purposes, we have restated segment results for the three months ended March 31, 2010 to be on an IFRS Basis. There have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our 2010 Form 10-K.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	Card and			Adjustments/		IFRS Basis			U.S. GAAP
	Retail		All	Reconciling		Consolidated	IFRS	IFRS	Consolidated
	Services	Consumer	Other	Items		Totals	Adjustments(2)	Reclassifications(3)	Totals

	(in millions)

Three months ended March 31, 2011
Net interest income	$489	$655	$107	$-		$1,251	$(145)	$(184)	$922
Other operating income (Total other revenues)	414	(32)	(124)	(6	)(1)	252	(29)	302	525

Total operating income (loss)	903	623	(17)	(6)		1,503	(174)	118	1,447
Loan impairment charges (Provision for credit losses)	119	1,276	(1)	-		1,394	(612)	-	782

	784	(653)	(16)	(6)		109	438	118	665
Operating expenses	478	233	36	(6)		741	18	118	877

Profit (loss) before tax	$306	$(886)	$(52)	$-		$(632)	$420	$-	$(212)

Intersegment revenues	7	14	(15)	(6	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$9,457	$54,087	$2,342	$-		$65,886	$(594)	$(2,295)	$62,997
Assets	9,363	52,946	15,687	-		77,996	(3,283)	(113)	74,600

Three months ended March 31, 2010
Net interest income	$587	$579	$286	$-		$1,452	$(94)	$(231)	$1,127
Other operating income (Total other revenues)	452	5	(138)	(7	)(1)	312	(14)	303	601

Total operating income (loss)	1,039	584	148	(7)		1,764	(108)	72	1,728
Loan impairment charges (Provision for credit losses)	235	1,699	(1)	-		1,933	(69)	-	1,864

	804	(1,115)	149	(7)		(169)	(39)	72	(136)
Operating expenses	445	227	56	(7)		721	69	72	862

Profit (loss) before tax	$359	$(1,342)	$93	$-		$(890)	$(108)	$-	$(998)

Intersegment revenues	3	18	(14)	(7	)(1)	-	-
Balances at end of period:
Customer loans (Receivables)	$10,950	$66,529	$1,745	$-		$79,224	$(556)	$(1,700)	$76,968
Assets	10,129	64,999	14,810	-		89,938	(3,363)	(136)	86,439

(1)	Eliminates intersegment revenues.
(2)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.
(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other revenues for IFRSs.

HSBC Finance Corporation

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2011 and 2010, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

HSBC Finance Corporation

Other-than-temporary impairments  – Under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it neither intends to sell the security nor concludes that it is more-likely-than-not that it will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire decline in value is recognized in earnings.

REO expense – Other revenues under IFRSs includes losses on sale and the lower of amortized cost or fair value adjustments on REO properties which are classified as other expense under U.S. GAAP.

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to net realizable value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to net realizable value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

As discussed above, under U.S. GAAP the credit risk component of the initial lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

Operating Expenses

Policyholder benefits – Operating expenses under IFRSs are lower as policyholder benefits expenses are reported as an offset to other revenues as discussed above.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of the projected benefit obligation or fair value of plan assets beyond the 10 percent “corridor”. Furthermore, in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

Share-based bonus arrangements – Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.

Assets

Customer loans (Receivables) – On an IFRSs basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs. IFRSs also allows for reversals of write-downs to net realizable value on secured loans when collateral values have improved which is not permitted under U.S. GAAP.

Other – In addition to the differences discussed above, derivative financial assets are higher under IFRSs than under U.S. GAAP as U.S. GAAP permits the netting of certain items. No similar requirement exists under IFRSs.

HSBC Finance Corporation

14.	Variable Interest Entities

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$5,188	$-	$5,354	$-
Available-for-sale investments	5	-	104	-
Long-term debt	-	3,715	-	3,882

Subtotal	5,193	3,715	5,458	3,882
Credit card collateralized funding vehicles:
Receivables, net	1,976	-	1,970	-
Long-term debt	-	195	-	195

Subtotal	1,976	195	1,970	195

Total	$7,169	$3,910	$7,428	$4,077

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Additionally, at March 31, 2011 and December 31, 2010, we have consolidated on our balance sheet a leverage lease which matured on December 31, 2010. The only asset of this VIE at the time of maturity was a building which we

HSBC Finance Corporation

now own. The building has a carrying value of $16 million at both March 31, 2011 and December 31, 2010 which is included as a component of properties and equipment, net in our consolidated balance sheet.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged leases and investments in community partnerships that were not consolidated at March 31, 2011 or December 31, 2010 because we are not the primary beneficiary. At March 31, 2011 and December 31, 2010, we have assets totaling $1 million and $9 million, respectively, on our consolidated balance sheet, which represents our maximum exposure to loss for these VIEs.

Additionally, we are involved with other VIEs which provided funding to HSBC Bank USA through collateralized funding transactions. These VIEs are not consolidated at March 31, 2011 or December 31, 2010 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts. In April 2011, the collateralized funding facilities were terminated by HSBC Bank USA.

15.	Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs are inputs that are observable for the identical asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are inactive, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period.

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table

HSBC Finance Corporation

summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$169	$169	$175	$175
Interest bearing deposits with banks	1,013	1,013	1,016	1,016
Securities purchased under agreements to resell	5,170	5,170	4,311	4,311
Securities	3,399	3,399	3,371	3,371
Consumer receivables:
Mortgage Services:
First lien	11,855	8,482	12,425	8,810
Second lien	1,711	493	1,791	492

Total Mortgage Services	13,566	8,975	14,216	9,302
Consumer Lending:
First lien	27,048	19,903	28,083	20,589
Second lien	2,749	695	2,859	691

Total Consumer Lending real estate secured receivables	29,797	20,598	30,942	21,280
Non-real estate secured receivables	5,358	4,058	5,720	4,409

Total Consumer Lending	35,155	24,656	36,662	25,689
Credit card	8,547	8,411	8,988	8,963

Total consumer receivables	57,268	42,042	59,866	43,954
Receivables held for sale	5	5	4	4
Due from affiliates	161	161	126	126
Derivative financial assets	4	4	75	75
Financial liabilities:
Commercial paper	3,750	3,750	3,156	3,156
Due to affiliates carried at fair value	448	448	436	436
Due to affiliates	7,831	7,619	7,819	7,518
Long-term debt carried at fair value	19,014	19,014	20,844	20,844
Long-term debt not carried at fair value	33,021	32,481	33,772	32,924
Insurance policy and claim reserves	999	1,092	982	1,184
Derivative financial liabilities	15	15	2	2

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2011 and December 31, 2010 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total of
	Quoted Prices in				Assets
	Active Markets for	Significant Other	Significant		(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs		Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)	Fair Value

	(in millions)

March 31, 2011:
Derivative financial assets:
Interest rate swaps	$-	$1,094	$-	$-	$1,094
Currency swaps	-	2,315	-	-	2,315
Foreign exchange forward	-	3	-	-	3
Derivative netting	-	-	-	(3,408)	(3,408)

Total derivative financial assets	-	3,412	-	(3,408)	4
Available-for-sale securities:
U.S. Treasury	382	-	-	-	382
U.S. government sponsored enterprises	-	234	1	-	235
U.S. government agency issued or guaranteed	-	9	-	-	9
Obligations of U.S. states and political subdivisions	-	33	-	-	33
Asset-backed securities	-	34	21	-	55
U.S. corporate debt securities	-	1,770	2	-	1,772
Foreign debt securities:
Government	21	85	-	-	106
Corporate	-	390	-	-	390
Equity securities	9	-	-	-	9
Money market funds	377	-	-	-	377
Accrued interest	1	30	-	-	31

Total available-for-sale securities	790	2,585	24	-	3,399

Total assets	$790	$5,997	$24	$(3,408)	$3,403

Due to affiliates carried at fair value	$-	$(448)	$-	$-	$(448)
Long-term debt carried at fair value	-	(19,014)	-	-	(19,014)
Derivative related liabilities:
Interest rate swaps	-	(505)	-	-	(505)
Currency swaps	-	(59)	-	-	(59)
Foreign Exchange Forward	-	-	-	-
Derivative netting	-	-	-	549	549

Total derivative related liabilities	-	(564)	-	549	(15)

Total liabilities	$-	$(20,026)	$-	$549	$(19,477)

December 31, 2010:
Derivative financial assets:
Interest rate swaps	$-	$1,220	$-	$-	$1,220
Currency swaps	-	2,067	-	-	2,067
Derivative netting	-	-	-	(3,212)	(3,212)

Total derivative financial assets	-	3,287	-	(3,212)	75
Available-for-sale securities:
U.S. Treasury	349	-	-	-	349
U.S. government sponsored enterprises	-	284	1	-	285
U.S. government agency issued or guaranteed	-	11	-	-	11
Obligations of U.S. states and political subdivisions	-	30	-	-	30
Asset-backed securities	-	40	20	-	60
U.S. corporate debt securities	-	1,799	3	-	1,802
Foreign debt securities:
Government	14	84	-	-	98
Corporate	-	344	-	-	344
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353
Accrued interest	1	29	-	-	30

Total available-for-sale securities	726	2,621	24	-	3,371

Total assets	$726	$5,908	$24	$(3,212)	$3,446

Due to affiliates carried at fair value	$-	$(436)	$-	$-	$(436)
Long-term debt carried at fair value	-	(20,844)	-	-	(20,844)
Derivative related liabilities:
Interest rate swaps	-	(611)	-	-	(611)
Currency swaps	-	(151)	-	-	(151)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-	-	763	763

Total derivative related liabilities	-	(765)	-	763	(2)

Total liabilities	$-	$(22,045)	$-	$763	$(21,282)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at March 31, 2011 and December 31, 2010:

	Level 2	Level 3	Total

	(in millions)

March 31, 2011:
AAA to AA(1)	$392	$-	$392
A+ to A-(1)	1,250	-	1,250
BBB+ to Unrated(1)	128	2	130
December 31, 2010:
AAA to AA(1)	$381	$-	$381
A+ to A-(1)	1,280	-	1,280
BBB+ to Unrated(1)	138	3	141

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Between Level 1 and Level 2  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or 2010.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 or 2010.

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	Mar. 31,	Unrealized
	2011	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$1	$-	$-	$-	$-	$-	$-	$-	$1	$-
Asset-backed securities	20	-	-	-	-	(1)	2	-	21	-
U.S. corporate debt securities	3	-	(1)	-	-	-	-	-	2	-

Total assets	$24	$-	$(1)	$-	$-	$(1)	$2	$-	$24	$-

		Total Gains and
		(Losses)					Transfers	Transfers
		Included in					Out of	Out of
			Other				Level 2	Level 3		Current Period
	Jan. 1,		Comp.				and Into	and Into	Mar. 31,	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 2	2010	Gains (Losses)

					(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Obligations of U.S. states and political subdivisions	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(1)	-	-	-	2	-	27	2
U.S. corporate debt securities	20	-	-	-	-	-	7	(17)	10	1

Total assets	$49	$-	$(1)	$-	$-	$(1)	$9	$(19)	$37	$3

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	March 31, 2011				March 31,
	Level 1	Level 2	Level 3	Total	2011

	(In millions)

Real estate secured receivables held for sale at fair value	$-	$-	$5	$5	$1
Real estate owned(1)	-	924	-	924	(75)

Total assets at fair value on a non-recurring basis	$-	$924	$5	$929	$(74)

					Total Gains
					(Losses) for the
	Non-Recurring Fair Value Measurements as of				Year Ended
	March 31, 2010				March 31,
	Level 1	Level 2	Level 3	Total	2010

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$3	$3	$-
Real estate owned(1)	-	780	-	780	(39)

Total assets at fair value on a non-recurring basis	$-	$780	$3	$783	$(39)

(1)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

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

HSBC Finance Corporation

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

Long-term debt and Due to affiliates: Fair value was primarily determined by a third party valuation source. The pricing services source fair value from quoted market prices and, if not available, expected cash flows are discounted using the appropriate interest rate for the applicable duration of the instrument adjusted for our own credit risk (spread). The credit spreads applied to these instruments were derived from the spreads recognized in the secondary market for similar debt as of the measurement date. Where available, relevant trade data is also considered as part of our validation process.

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

16.  Litigation and Regulatory Matters

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

HSBC Finance Corporation

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

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher or lower than the amounts reserved for those matters.

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

Securities Litigation As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002). The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934, on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading

HSBC Finance Corporation

statements of material fact relating to Household’s Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded on April 30, 2009 and the jury rendered a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. A second phase of the case was to proceed to determine the actual damages, if any, due to the plaintiff class and issues of reliance. On November 22, 2010, the Court issued a ruling on the second phase of the case. On the issue of reliance, the Court ruled that claim forms will be mailed to class members. Class members who file claims will be asked to check a “YES” or “NO” box to a question that asks whether they would have purchased Household stock had they known false and misleading statements inflated the stock price. As for damages, the Court set out a method for calculating damages for class members who file claims. The defendants filed a motion for reconsideration from the Court’s November 22 ruling. On January 14, 2011, the Court partially granted that motion: slightly modifying the claim form; allowing defendants to take certain discovery on the issue of reliance; and reserving on the issue whether the defendants would ultimately be entitled to a jury trial on the issues of reliance and damages. On January 31, 2011 and April 7, 2011, the Court issued other rulings clarifying the scope of discovery. Plaintiffs have mailed the claim forms with the modified language and class members have until May 24 to file claims.

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

Debt Cancellation Litigation. Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rivera et al. v. HSBC Bank Nevada et al. (D.N.J. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was dismissed by the plaintiff in March 2011. At this time, we are unable to reasonably estimate the liability, if any, that might arise as a result of these actions and will continue to defend the claims vigorously.

HSBC Finance Corporation

Governmental and Regulatory Matters

Foreclosure Practices As previously reported, HSBC Finance Corporation and certain of our affiliates were among the servicers subject to the joint examination by the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. As a result of that review, HSBC Finance Corporation and our parent, HSBC North America, have entered into a consent cease and desist order with the Federal Reserve (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, has entered into a similar consent order with the OCC (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”). The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. These actions include the submission of plans, programs, policies and procedures for:

•	strengthening board oversight of servicing operations, including oversight of risk management, internal audit and compliance programs;
•	coordinating communications with borrowers regarding loss mitigation and foreclosure;
•	governance of outsourcing of servicing, loss mitigation and foreclosure functions;
•	enhancing our servicing compliance program;
•	enhancing control and oversight of the Mortgage Electronic Registration System related activities;
•	review and remediation, as necessary, of management information systems for servicing, loss mitigation and foreclosure activities;
•	improving compliance training regarding servicing, loss mitigation and foreclosure activities and communications with borrowers; and
•	enhancing internal audit of servicing, loss mitigation and foreclosure operations.

The Federal Reserve Servicing Consent Order also requires us to retain a consultant to review specified foreclosure proceedings and report on various aspects of our foreclosure processes, including whether any borrower was injured financially as a result of any identified deficiencies. We will be required to remediate deficiencies identified in any foreclosure filings or proceedings and reimburse or otherwise remediate borrowers where required. The Federal Reserve Servicing Consent Order also requires us to perform a comprehensive assessment of risk management in our servicing operations and to submit a risk management program to address, among other things, any findings of weaknesses in the risk assessment. We are required to submit quarterly progress reports to the Federal Reserve.

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation by bank regulatory, governmental or law enforcement agencies, such as state Attorneys General, which could include the imposition of fines and actions to recover civil money penalties and other financial penalties relating to the activities that were the subject of the Servicing Consent Orders. We may also see an increase in private litigation concerning our practices. The Federal Reserve has indicated that it believes monetary sanctions are appropriate for the enforcement actions it recently announced and that it plans to announce monetary penalties. While we believe it is possible that civil money penalties will be imposed on HSBC Finance Corporation, we are unable at this time to estimate reliably the amounts, or range of possible amounts, of any such penalties.

17.  New Accounting Pronouncements

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

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. For purposes of

HSBC Finance Corporation

identifying and disclosing troubled debt restructurings, the new guidance would be effective for interim and annual reporting periods beginning on or after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the proposed clarifications would be effective on a prospective basis for interim and annual periods beginning on or after June 15, 2011, with retrospective application permitted. If an entity applies the proposed clarifications prospectively for impairment measurement, it must disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that have now been identified as troubled debt restructurings. Implementation of this Accounting Standards Update will result in significantly higher volumes of re-aged and modified accounts being reported as troubled debt restructurings. Although we are in the process of evaluating the impact of adopting this Accounting Standards Update, we currently expect the impact will be material. Additionally, we continue to review our current customer account management policies and practices to determine if any changes will be made in future periods as a result of this guidance.

This Accounting Standards Update also clarified the effective date for new disclosure requirements for troubled debt restructurings. The new disclosure requirements for trouble debt restructurings will also be effective for interim and annual periods beginning on or after June 15, 2011.

HSBC Finance Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in MD&A as “we”, “us”, or “our”.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations from all periods presented unless otherwise noted. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion of these operations.

Current Environment During the first three months of 2011, economic conditions in the United States continued to improve. While the pace of improvement has generally been slow, there are signs the recovery is gaining momentum as job growth in the first quarter showed moderate improvement. However, serious threats to economic growth remain including rising oil prices, continued pressure and uncertainty in the housing market and elevated unemployment levels. Marketplace liquidity continues to remain ample and companies in the financial sector continue to be able to issue debt with credit spreads approaching levels historically seen prior to the financial crisis, despite the expiration of some of the U.S. government’s support programs. During the first quarter of 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels. How sustainable these improvements will be in the absence of government actions remains to be seen.

While job creation in the private sector improved during the first quarter of 2011, there continues to be uncertainty as to how pronounced the economic recovery will be. Despite an increasing trend in consumer spending, consumer confidence continues to be low based on historical standards and after posting five consecutive months of improvement, fell again during March, raising questions about the continued willingness by consumers to spend in the coming months, particularly if oil prices continue to rise. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., improved but remained high at 8.8 percent in March 2011, decreasing from a rate of 9.4 percent at December 2010. However, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 23 states are at or above the U.S. national average. Unemployment rates in 4 states are at or above 11 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. High unemployment rates have generally been most pronounced in the markets

HSBC Finance Corporation

which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Mortgage lending industry trends continue to be affected by the following in 2011:

>	Overall levels of delinquencies remain elevated;

>	Mortgage loan originations from 2005 to 2008 continue to perform worse than originations from prior periods;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last few years;

>	During the first quarter of 2011, home prices generally declined as housing prices continue to remain under pressure due to elevated foreclosure levels;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

In our credit card business, while consumer spending remained relatively strong during the first quarter of 2011, we saw continued declines in our credit card receivable balances due to increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and seasonal improvements in collection activities as some customers use their tax refunds to make payments. While credit card marketing increased during the first quarter of 2011, marketing remains low compared to historical levels. Credit quality continued to improve during the current quarter as the impact of the current economic environment, including continued high unemployment rates, has not been as severe as originally expected due in part to improved customer payment behavior which has resulted in continued improvements in delinquency, including early stage delinquency roll rates. While adoption of the new credit card legislation continued to result in reductions to revenue, the impact has been mitigated by improved credit quality for our Cards business in the first quarter of 2011.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence when the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”) will continue to impact our results through 2011 and beyond, the degree of which is largely dependent upon the nature and extent of the economic recovery.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, including us, for some period of time in 2011 there may be some reduction in the number of properties being marketed following foreclosure. The impact of that decrease may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase foreclosure activities and market properties in large numbers which is

HSBC Finance Corporation

likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties.

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

Recent Regulatory Developments As previously reported, HSBC Finance Corporation and certain of our affiliates were among the servicers subject to the joint examination by the Federal Reserve Board (the “Federal Reserve”) and the Office of the Comptroller of the Currency (the “OCC”) as part of their broad horizontal review of industry foreclosure practices. As a result of that review, HSBC Finance Corporation and our parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a consent cease and desist order with the Federal Reserve (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, has entered into a similar consent order with the OCC (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”). The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. See Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion of these actions.

The requirements of the Servicing Consent Orders will increase our operational, reputational and legal risk profiles and implementation of its provisions will require additional financial and managerial resources. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against us or HSBC North America by bank regulatory, governmental or law enforcement agencies, including the imposition of fines and actions to recover civil money penalties and other financial penalties relating to the activities that were the subject of the Servicing Consent Orders. We may also see an increase in private litigation concerning our practices.

HSBC Finance Corporation and its affiliates take these regulatory matters very seriously, and we have been working closely with our regulators to address these issues quickly and efficiently. Additionally, we have already made several key procedural improvements to enhance our foreclosure processes as a result of our own internal reviews. We have resumed foreclosures on a limited basis in certain geographies. It will be a number of months before we resume foreclosures in all jurisdictions as we need to ensure we are satisfied that applicable enhanced processes have been implemented.

We remain committed to assisting customers who are experiencing financial difficulties, and we will continue to review our policies and processes to make modification and other account management alternatives for the benefit of our customers more easily accessible to those in need of assistance. Home preservation continues to be a cornerstone of our business, and foreclosure is viewed as a last resort. Foreclosure proceedings are only instituted when other reasonable alternatives have been exhausted and where the borrower is seriously delinquent. We also offer assistance, including financial, to those wishing to leave a property without having to go through the foreclosure process.

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

As discussed in prior filings, during the past few years we have made numerous strategic decisions regarding our operations, with the intent to lower the risk profile of our operations as well as reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. As a result of these strategic decisions, our lending operations currently consist of our credit card and retail services business and include primarily MasterCard and Visa credit cards and private label credit cards. A significant portion of new credit card and all new

HSBC Finance Corporation

private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). Our credit card receivable portfolio totaled $9.2 billion at March 31, 2011 reflecting a decrease of 7 percent since December 31, 2010. This decrease reflects receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and seasonal improvements in collection activities as some customers use their tax refunds to make payments. These decreases were partially offset by increases in receivables associated with new account activity. Although marketing levels increased in 2011, they remain low compared to historical levels.

The real estate secured and personal non-credit card receivable portfolios of our Consumer Lending and Mortgage Services businesses, which totaled $53.7 billion at March 31, 2011, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the real estate secured receivable portfolios of our run-off Consumer Lending and Mortgage Services businesses to decline between 50 percent and 60 percent over the next five years. Attrition will not be linear during this period. While lower, charge-off related receivable run-off will continue to remain elevated due to the economic environment. Run-off is expected to later slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, cost structure or product offerings in support of HSBC’s strategic priorities. As part of this continuing evaluation, a strategic review of HSBC’s U.S. credit card and private label businesses is underway as HSBC seeks to redistribute resources and reallocate capital to support strategically-aligned businesses. As a result, we have removed any distinction between core and non-core within these financial statements.

We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. During the first quarter of 2011, in an effort to create a more sustainable cost structure, we initiated a formal review to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. This review will continue throughout 2011 and, as a result, we may incur restructuring charges during the remainder of 2011, the amount of which will depend on the actions that are ultimately implemented.

Performance, Developments and Trends Our operating results improved during the first quarter of 2011. We reported a loss from continuing operations of $19 million during the three months ended March 31, 2011 compared to a loss from continuing operations of $646 million during the three months ended March 31, 2010. Our loss from continuing operations before taxes was $212 million during the three months ended March 31, 2011 compared to a loss from continuing operations before tax of $998 million during the prior year quarter. Our results in these periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option. In order to better understand the underlying performance trends of our business, the following

HSBC Finance Corporation

table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented:

Three Months Ended March 31,	2011	2010

Loss from continuing operations before income tax, as reported	$(212)	$(998)
(Gain) loss in value of fair value option debt and related derivatives	29	(133)

Loss from continuing operations before income tax, excluding above items(1)	$(183)	$(1,131)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the impact of the change in the fair value of debt and related derivatives for which we have elected fair value option in the above table, our results for the three months ended March 31, 2011 improved $948 million compared to the three months ended March 31, 2010 driven by lower provision for credit losses and higher other revenues, partially offset by lower net interest income and higher operating expenses.

Net interest income decreased during the three months ended March 31, 2011 as compared to the prior year quarter. The decrease reflects lower average receivables as a result of receivable liquidation and a lower overall receivable yield. The lower overall receivable yield was driven by lower yields in our credit card receivable portfolio, partially offset by higher yields in our personal non-credit card receivable portfolio as yields in our real estate secured receivable portfolio were essentially flat during the quarter. Overall receivable yields were also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income during the three months ended March 31, 2011 was partially offset by higher net interest income on our non-insurance investment portfolio reflecting higher levels of investments held and slightly higher yields and lower interest expense due to lower average borrowings and lower average rates. Net interest margin was 5.12 percent for the three months ended March 31, 2011 compared to 5.32 percent for the year-ago quarter reflecting lower overall yields as discussed above, partially offset by lower cost of funds as a percentage of average interest-earning assets. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Other revenues during the three months ended March 31, 2011 were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain (loss) on debt designated at fair value and related derivatives, other revenues increased during the three months ended March 31, 2011 primarily due to higher derivative related income, partially offset by lower fee income and lower servicing and other fees from HSBC affiliates. During the three months ended March 31, 2011, rising long-term interest rates resulted in a positive mark-to-market adjustment of $63 million on our portfolio of non-qualifying economic hedges as compared to a negative mark-to-market adjustment of $38 million in the prior year quarter. Our portfolio of non-qualifying economic hedges lowers our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets even though they do not qualify as effective hedges under hedge accounting principles. Lower fee income reflects lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and continuing impacts from changes required by the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Card Act”). Lower servicing and other fees from HSBC affiliates reflect lower levels of receivables being serviced. See “Results of Operations” for a more detailed discussion of other revenues.

Our provision for credit losses decreased significantly during the three months ended March 31, 2011 as compared to the prior year quarter as discussed below.

•	Provision for credit losses for our credit card receivable portfolio decreased during the three months ended March 31, 2011. The decrease reflects lower receivable levels as a result of receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as

HSBC Finance Corporation

customer payment rates have continued to be strong during the first quarter of 2011 as well as higher recovery rates and improvements in economic conditions. The impact on credit card receivable losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased during the first quarter of 2011 reflecting lower receivable levels as the portfolios continue to liquidate, lower delinquency and charge-off levels and improvements in economic conditions. The decrease also reflects lower loss severities as compared to the prior year quarter reflecting an increase in the number of properties for which we accepted a deed to the property in lieu of payment (also referred to as “deed-in-lieu”) and an increase in the number of properties for which we agreed to allow the borrower to sell the property for less than the current outstanding receivable balance (also referred to as a “short sale”), both of which result in lower losses compared to loans which are subject to a formal foreclosure process. These decreases were partially offset by the impact of continued high unemployment levels and lower receivable prepayments.

The decrease in the provision for credit losses also reflects lower loss estimates on troubled debt restructurings (“TDR Loans”) as compared to the prior year quarter reflecting lower volumes of TDR Loans as well as the impact of an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans. These decreases were partially offset by the impact of lower estimated cash flows from these receivables due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain on our books as a result of the suspension of foreclosure activity as discussed more fully below. See “Real Estate Owned” for further discussion of the foreclosure suspension. These offsets have resulted in an overall increase in credit loss reserves on first lien real estate secured TDR Loans at March 31, 2011 as compared to December 31, 2010.

•	The provision for credit losses for our personal non-credit card receivables decreased significantly during the three months ended March 31, 2011 reflecting lower receivable levels as compared to the prior year quarter, lower delinquency and charge-off levels, improvements in economic conditions and lower reserve requirements on TDR Loans.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Credit loss reserves at March 31, 2011 decreased as compared to December 31, 2010 as we recorded provision for credit losses less than net charge-offs of $781 million during the current quarter. Lower credit loss reserve levels reflect lower receivable levels, improved economic conditions, including lower delinquency levels, and an increase in the amount of real estate secured receivables which have been written down to net realizable value less cost to sell. The decrease in credit loss reserves was partially offset by higher reserve levels on TDR Loans. See “Credit Quality” for further discussion of credit loss reserves. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables

Three Months Ended March 31,	2011	2010	2011	2010	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$2,409	$3,047	$1,781	$2,385	$984	$1,824
Provision for credit losses	435	587	255	455	76	201
Charge-offs(1)	(610)	(861)	(433)	(655)	(345)	(592)
Recoveries	16	14	11	16	56	62

Credit loss reserves at end of period	$2,250	$2,787	$1,614	$2,201	$771	$1,495

A significant portion of our receivable portfolio is considered troubled debt restructures (“TDR Loans”) which are reserved using a discounted cash flow analysis and generally results in a higher reserve requirement for these loans. Additionally, a significant portion of real estate secured receivables in our portfolio are carried at net realizable

HSBC Finance Corporation

value less cost to sell. The following table summarizes these receivables, which either carry higher reserves using a discounted cash flow analysis or are carried at net realizable value, in comparison to our entire receivable portfolio:

	March 31,	December 31,
	2011	2010

	(in millions)

Total receivable portfolio	$62,997	$66,383

Real estate secured receivables carried at net realizable value less cost to sell	$5,405	$5,095
TDR Loans:
Credit card	392	427
Real estate secured(1)	7,584	7,875
Personal non-credit card	649	704

TDR Loans	8,625	9,006

Receivables carried at either net realizable value or reserved for using a discounted cash flow methodology	$14,030	$14,101

Real estate secured receivables carried at either net realizable value or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	27.5%	26.3%

Receivables carried at either net realizable value or reserved for using a discounted cash flow methodology as a percentage of total receivables	22.3%	21.2%

(1)	Excludes TDR Loans which are recorded at net realizable value less cost to sell.

Total operating expenses increased $15 million, or 2 percent during the three months ended March 31, 2011 primarily due to higher real estate owned (“REO”) expenses and higher marketing expenses for credit card receivables partially offset by lower salaries and employee benefits and other servicing and administrative expenses as a result of continued entity-wide initiatives to reduce costs. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (91.0) percent during the three months ended March 31, 2011 and (35.3) percent the prior year quarter. The effective tax rate for the three months ended March 31, 2011 was significantly impacted by a release of valuation allowance previously established on foreign tax credits as well as by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. During the first quarter of 2011, HSBC North America identified an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. See Note 10, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three month periods ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010.

Three Months Ended March 31,	2011	2010

	(dollars are in millions)

Loss from continuing operations	$(19)	$(646)
Return on average owned assets (“ROA”)	(.10)%	(2.78)%
Return on average common shareholder’s equity (“ROE”)	(3.29)	(35.05)
Net interest margin	5.12	5.32
Consumer net charge-off ratio, annualized	9.67	13.52
Efficiency ratio(1)	59.46	48.64

HSBC Finance Corporation

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Receivables:
Credit card	$9,249	$9,897
All other(2)	53,748	56,486

Total	$62,997	$66,383

Two-month-and-over contractual delinquency ratio	12.92%	14.41%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	All other consists primarily of the liquidating receivable portfolios in our Consumer Lending and Mortgage Services businesses.

Performance Ratios Our efficiency ratio from continuing operations was 59.46 percent during the three months ended March 31, 2011 as compared to 48.64 percent in the prior year quarter. Our efficiency ratio in both periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from both periods, our efficiency ratio remained higher during the first quarter of 2011 primarily due to lower net interest income driven by receivable portfolio liquidation and lower overall receivable yields as well as lower other revenues while operating expenses increased driven by higher REO expenses.

Our return on average common shareholder’s equity (“ROE”) was (3.29) percent for the three months ended March 31, 2011 compared to (35.05) percent in the year-ago quarter. Our return on average owned assets (“ROA”) was (.10) percent for the three months ended March 31, 2011 compared to (2.78) percent in the year-ago quarter. Both ROE and ROA improved as compared to the year-ago quarter due to a lower net loss during the current period than during the prior year quarter.

Receivables Receivables were $63.0 billion at March 31, 2011 and $66.4 billion at December 31, 2010. The decrease in our credit card receivable portfolio reflects increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts. These decreases were partially offset by increases in receivables associated with new account activity. The decrease in our real estate secured and personal non-credit card receivable portfolios reflects the continued liquidation of these portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. The decrease for all receivable products also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) decreased to 12.92 percent at March 31, 2011 as compared to 14.41 percent at December 31, 2010. Dollars of contractual delinquency decreased for all receivable products reflecting lower receivable levels due to lower origination volumes and improved credit quality including continued strong payment rates in our credit card receivable portfolio and continued liquidation of our real estate secured and personal non-credit receivable portfolios. The decrease for all receivable products also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The delinquency ratio decreased as compared to December 31, 2010 as dollars of delinquency decreased at a faster pace than receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted in both periods by lower delinquency levels as a result of lower receivable levels, improvements in economic conditions and lower levels of personal bankruptcy filings. For real estate secured receivables, dollars of net charge-offs in both periods were also positively impacted by an increase in the number of deeds-in-lieu accepted and as compared to the prior year quarter an increase in short sales, which

HSBC Finance Corporation

result in lower losses compared to loans which are subject to a formal foreclosure process. Compared to the prior quarter, dollars of net charge-offs in our real estate secured receivable portfolio were essentially flat, as the improvements noted above, in addition to other operational efficiencies in the charge-off process in the fourth quarter of 2010, were largely offset by a change in the timing for recognizing additional charge-offs on loans greater than 180 days past due which resulted in a one-time reversal of charge-off and an offsetting increase to credit loss reserves in the fourth quarter of 2010. Dollars of net charge-offs for all receivable portfolios continued to be impacted by high unemployment levels. Net charge-offs of consumer receivables as a percentage of average consumer receivables (“net charge-off ratio”) decreased to 9.67 percent for the three months ended March 31, 2011 as compared to 9.98 percent for the quarter ended December 31, 2010 and 13.52 percent for the quarter ended March 31, 2010. As compared to both periods, the decrease reflects lower dollars of net charge-offs as discussed above which outpaced the decrease in average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

Funding and Capital During the first quarter of 2011, we did not receive any capital contributions from HSBC Investments (North America) Inc. (“HINO”). However, until we return to profitability, HSBC’s continued support may be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

In the current market environment, market pricing continues to value the cash flows associated with our receivables at amounts which are significantly lower than what we believe will ultimately be realized. Therefore, we have determined that we have the positive intent and ability to hold our receivable portfolios for the foreseeable future and, as such, have classified these portfolios as held for investment purposes. However, should market pricing improve in the future or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of a portion of our receivable portfolio into receivables held for sale.

The tangible common equity to tangible assets ratio was 7.70 percent and 7.37 percent at March 31, 2011 and December 31, 2010, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America regulatory capital requirement. Prior to adoption of Basel II, HSBC North America is required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. HSBC North America began the parallel run period in January 2010 which encompasses enhancements to a number of risk policies, processes and systems to align with the Basel II final rule requirements. It is uncertain as to when HSBC North America will receive approval from the Federal Reserve Board, its primary regulator. Regulatory approval may not occur until later in 2011 or in 2012. HSBC North America has integrated Basel II metrics into its management reporting and decision making processes.

HSBC Finance Corporation

Income (Loss) Before Income Tax Expense – Significant Trends Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Three Months Ended March 31,	2011	2010

Income (loss) from continuing operations before income tax from prior year	$(998)	$1,700
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(205)	(429)
Provision for credit losses	1,082	915
Mark-to-market on derivatives which do not qualify as effective hedges	101	(41)
Gain (loss) on debt designated at fair value and related derivatives	(162)	(3,979)
Credit card fee income and enhancement services revenue	(30)	(167)
Gain on bulk and on-going receivable sales to HSBC affiliates	(3)	(62)
Servicing and other fees from HSBC affiliates	(15)	(16)
Lower of cost or market adjustment on receivables held for sale	-	170
Salaries and employee benefits	36	238
Other marketing	(30)	(8)
REO expenses	(67)	67
Goodwill and other intangible asset impairment charges	-	667
All other activity(1)	79	(53)

	786	(2,698)

Loss from continuing operations before income tax for current period	$(212)	$(998)

(1)	Reflects other activity for other revenues and operating expenses.

For additional discussion regarding changes in the components of income and expense, see “Results of Operations.”

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

International Financial Reporting Standards Because HSBC reports results in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed

HSBC Finance Corporation

down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs. The following table reconciles our net loss on a U.S. GAAP basis to net loss on an IFRSs basis:

Three Months Ended March 31,	2011	2010

	(in millions)

Net loss – U.S. GAAP basis	$(21)	$(603)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(2)	(3)
Intangible assets	8	11
Loan origination	(6)	5
Loan impairment	(281)	26
Loans held for sale	(7)	(18)
Interest recognition	(3)	(2)
Other-than-temporary impairments on available-for-sale securities	-	1
Securities	6	14
Present value of long term insurance business	6	4
Pension and other postretirement benefit costs	5	37
Release of tax valuation allowances	18	-
Loss on sale of auto finance receivable and other related assets	-	(34)
Other	4	(1)

Net loss – IFRSs basis	(273)	(563)
Tax benefit – IFRSs basis	362	313

Loss before tax – IFRSs basis	$(635)	$(876)

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

Loan impairment provisioning – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to net realizable value on secured loans decreases because collateral values have improved and the

HSBC Finance Corporation

improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to net realizable value less cost to obtain title and sell are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

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

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2011 and 2010, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

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

HSBC Finance Corporation

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

Pension and other postretirement benefit costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of the projected benefit obligation or fair value of plan assets beyond the 10 percent “corridor.” Furthermore in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition. During the first quarter of 2009, the curtailment gain related to postretirement benefits and also resulted in lower net income under U.S. GAAP than IFRSs.

Share-based bonus arrangements – Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.

Release of tax valuation allowances – Reflects differences in the timing of amounts of deferred tax assets that can be realized between U.S. GAAP and IFRSs.

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

Receivables Review

The following table summarizes receivables at March 31, 2011 and increases (decreases) since December 31, 2010:

		Increases
		(Decreases) From
	March 31,	December 31, 2010
	2011	$	%

	(dollars are in millions)

Receivables:
Credit card	$9,249	$(648)	(6.5)%
Real estate secured(1)(2)	47,216	(2,120)	(4.3)
Personal non-credit card	6,506	(611)	(8.6)
Commercial and other	26	(7)	(21.2)

Total receivables	$62,997	$(3,386)	(5.1)%

HSBC Finance Corporation

(1)	Real estate secured receivables are comprised of the following:

		Increases
		(Decreases) From
	March 31,	December 31, 2010
	2011	$	%

	(dollars are in millions)

Mortgage Services	$15,167	$(815)	(5.1)%
Consumer Lending	32,043	(1,304)	(3.9)
All other	6	(1)	(14.3)

Total real estate secured	$47,216	$(2,120)	(4.3)%

(2)	At March 31, 2011 and December 31, 2010, real estate secured receivables includes $5.4 billion and $5.1 billion, respectively, of receivables that have been written down to their net realizable value less cost to sell in accordance with our existing charge-off policy.

Credit card receivables Credit card receivables have decreased since December 31, 2010 as a result of receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. These decreases were partially offset by increases in receivables associated with new account activity. While marketing levels continue to be low compared to historical levels, we believe the recent increases in direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio, when coupled with a reduction in seasonal collection factors experienced in the first quarter, will likely result in lower run-off of credit card receivables during the remainder of 2011.

Real estate secured receivables Real estate secured receivables can be further analyzed as follows:

		Increases
		(Decreases) From
	March 31,	December 31, 2010
	2011	$	%

	(dollars are in millions)

Real estate secured(1):
Closed-end:
First lien	$41,884	$(1,788)	(4.1)%
Second lien	4,005	(255)	(6.0)
Revolving:
First lien	182	(5)	(2.7)
Second lien	1,145	(72)	(5.9)

Total real estate secured(2)	$47,216	$(2,120)	(4.3)%

(1)	Receivable classification between closed-end and revolving receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification.

(2)	Excludes receivables held for sale. Real estate secured receivables held for sale included $5 million and $4 million primarily of closed-end, first lien receivables at March 31, 2011 and December 31, 2010.

As previously discussed, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher credit losses for us. Refreshed

HSBC Finance Corporation

loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of March 31, 2011 and December 31, 2010.

					Refreshed LTVs(1)(2)
	Refreshed LTVs(1)(2)				at December 31, 2010
	at March 31, 2011						Mortgage
	Consumer Lending(3)		Mortgage Services		Consumer Lending(3)		Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	40%	18%	34%	8%	39%	18%	34%	8%
80%≤LTV<90%	17	12	18	10	18	13	18	11
90%≤LTV<100%	17	20	21	19	17	20	21	19
LTV≥100%	26	50	27	63	26	49	27	62
Average LTV for portfolio	86	100	89	110	87	100	89	109

(1)	Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2011 and December 31, 2010 information in the table above reflects current estimated property values using HPIs as of December 31, 2010 and September 30, 2010, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be lower than reflected in the table.

(3)	Excludes the purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion and $1.2 billion at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	March 31, 2011				December 31, 2010
	Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending

Fixed rate(3)	$9,637	(1)	$30,596	(2)	$10,014	(1)	$31,827	(2)
Adjustable rate(3)	5,530		1,447		5,968		1,520

Total	$15,167		$32,043		$15,982		$33,347

First lien	$13,154		$28,916		$13,821		$30,042
Second lien	2,013		3,127		2,161		3,305

Total	$15,167		$32,043		$15,982		$33,347

Adjustable rate(3)	$4,563		$1,447		$4,898		$1,520
Interest only(3)	967		-		1,070		-

Total adjustable rate(3)	$5,530		$1,447		$5,968		$1,520

Total stated income	$2,519		$-		$2,703		$-

(1)	Includes fixed rate interest-only receivables of $228 million and $235 million at March 31, 2011 and December 31, 2010, respectively.

(2)	Includes fixed rate interest-only receivables of $25 million and $27 million at March 31, 2011 and December 31, 2010, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

HSBC Finance Corporation

The decrease in real estate secured receivable balances since December 31, 2010 reflects the continuing liquidation of these portfolios which will continue going forward and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured receivable portfolios also continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.

Personal non-credit card receivables The decrease in personal non-credit card receivable balances since December 31, 2010 reflects the continuing liquidation of these portfolios which will continue going forward and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 30,
	2011	2010	2010	2010	2010

Number of REO properties at end of period	10,016	10,749	9,629	8,249	6,826
Number of properties added to REO inventory in the period	5,408	5,657	5,316	4,996	4,143
Average loss on sale of REO properties(1)	14.9%	15.3%	10.1%	4.2%	3.9%
Average total loss on foreclosed properties(2)	54.6%	53.6%	52.1%	48.9%	49.0%
Average time to sell REO properties (in days)	167	165	158	156	170

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value. These losses are incurred after we take title to the property.

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

As previously reported, beginning in late 2010 we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first quarter of 2011, we added 5,408 properties to REO inventory which reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect sizeable decreases in the number of properties added to REO inventory beginning in the second quarter and continuing through the remainder of 2011 as the impact of our earlier decision to suspend foreclosure proceedings becomes reflected in our reported numbers.

The number of REO properties at March 31, 2011 decreased as compared to December 31, 2010 driven by the suspension of foreclosures as discussed above as well as an increase in the number of REO properties sold during the current quarter. As discussed above, we expect a sizeable decrease in REO properties in the near term as a result of our earlier decision to suspend foreclosures. Although we have resumed foreclosures on a limited basis in certain geographies, it will be a number of months before we resume foreclosures in all jurisdictions as we need to ensure we are satisfied that applicable enhanced processes have been implemented. Local governments and states may also

HSBC Finance Corporation

require additional processes in the future which could slow the foreclosure process once resumed, again leading to a slowdown in growth of REO properties.

The average total loss on foreclosed properties for the three months ended March 31, 2011 increased as compared to the prior quarter due to continuing declines in home prices due in part to the continued elevated levels of foreclosed properties. The average loss on sale of REO properties improved slightly during the current quarter reflecting a lower volume of properties sold which were located in regions that have experienced the greatest deterioration in home prices in the last few years.

Results of Operations

Net interest income The following table summarizes net interest income:

					Increase
	2011		2010		(Decrease)
Three Months Ended March 31,	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$1,596	8.86%	$1,945	9.18%	$(349)	(17.94)%
Interest expense	674	3.74	818	3.86	(144)	(17.60)

Net interest income	$922	5.12%	$1,127	5.32%	$(205)	(18.19)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three months ended March 31, 2011 as compared to the prior year quarter. The decrease reflects lower average receivables as a result of receivable liquidation and a lower overall receivable yield. As discussed more fully below, the lower overall receivable yield was driven by lower yields in our credit card receivable portfolio, partially offset by higher yields in our personal non-credit card receivable portfolio as yields in our real estate secured receivable portfolio were essentially flat. Overall receivable yields were also negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income during the three months ended March 31, 2011 was partially offset by higher net interest income on our non-insurance investment portfolio reflecting higher levels of investments held and slightly higher yields and lower interest expense due to lower average borrowings and lower average rates.

We experienced lower overall yields in our receivable portfolio; however, receivable yields vary between receivable products. Lower yields in our credit card receivable portfolio reflect the impact of the Card Act including periodic re-evaluations of rate increases and restrictions on repricing of delinquent accounts, partially offset by the impact of lower levels of nonperforming receivables. We anticipate credit card loan yields in future periods may continue to be negatively impacted by the provisions of the Card Act requiring certain rate increases to be periodically re-evaluated. Yields in our personal non-credit card receivable portfolio increased as a result of significantly lower levels of nonaccrual receivables as compared to the prior year quarter. Yields in our real estate secured receivable portfolio were essentially flat during the first quarter of 2011 as compared to the prior year quarter as the impact of lower levels of nonperforming assets was offset by a shift in mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables have run-off at a faster pace.

HSBC Finance Corporation

Net interest margin was 5.12 percent for the three months ended March 31, 2011 compared to 5.32 percent for the year-ago quarter. Net interest margin for the first quarter of 2011 decreased due to lower overall yields as discussed above, partially offset by lower cost of funds as a percentage of average interest-earning assets.

	Three Months Ended March 31, 2011

	(dollars are in millions)

Net interest income/net interest margin from prior year	$1,127	5.32%

Impact to net interest income resulting from:
Lower receivable levels	(168)
Receivable yields:
Receivable pricing	(70)
Impact of nonperforming assets	76
Impact of loan modifications	26
Receivable mix	(90)
Non-insurance investment income	(1)
Cost of funds	21
Other	1

Net interest income/net interest margin for current year	$922	5.12%

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

Provision for credit losses  The following table summarizes provision for credit losses by business:

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Provision for credit losses:
Credit card	$76	$201	$(125)	(62.2)%
Mortgage Services	255	455	(200)	(44.0)
Consumer Lending:
Real estate secured	435	587	(152)	(25.9)
Personal non-credit card	16	621	(605)	(97.4)

Total Consumer Lending	451	1,208	(757)	(62.7)

	$782	$1,864	$(1,082)	(58.0)%

Our provision for credit losses decreased significantly during the three months ended March 31, 2011 as compared to the prior year quarter as discussed below.

•	Provision for credit losses for our credit card receivable portfolio decreased during the three months ended March 31, 2011. The decrease reflects lower receivable levels as a result of receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as

HSBC Finance Corporation

customer payment rates have continued to be strong during the first quarter of 2011 as well as higher recovery rates and improvements in economic conditions. The impact on credit card receivable losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased during the first quarter of 2011 reflecting lower receivable levels as the portfolios continue to liquidate, lower delinquency and charge-off levels and improvements in economic conditions. The decrease also reflects lower loss severities as compared to the prior year quarter reflecting an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process. These decreases were partially offset by the impact of continued high unemployment levels and lower receivable prepayments.

The decrease in the provision for credit losses also reflects lower loss estimates on TDR Loans as compared to the prior year quarter reflecting lower volumes of TDR Loans as well as the impact of an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans. These decreases were partially offset by the impact of lower estimated cash flows from these receivables due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain on our books as a result of the suspension of foreclosure activity as previously discussed. These offsets have resulted in an overall increase in credit loss reserves on first lien real estate secured TDR Loans at March 31, 2011 as compared to December 31, 2010.

•	The provision for credit losses for our personal non-credit card receivables decreased during the three months ended March 31, 2011 reflecting significantly lower receivable levels as compared to the prior year quarter, lower delinquency and charge-off levels, improvements in economic conditions and lower reserve requirements on TDR Loans.

Net charge-off dollars totaled $1.6 billion and $2.7 billion during the three months ended March 31, 2011 and 2010, respectively. The decrease was driven by lower delinquency levels as a result of lower average receivable levels and improvements in the U.S. economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

Credit loss reserves at March 31, 2011 decreased as compared to December 31, 2010 as we recorded provision for credit losses less than net charge-offs of $781 million during the current quarter. Lower credit loss reserve levels reflect lower receivable levels, improved economic conditions, including lower delinquency levels, and an increase in the amount of real estate secured receivables which have been written down to net realizable value less cost to sell. The decrease in credit loss reserves was partially offset by higher reserve levels on TDR Loans. See “Credit Quality” for further discussion of credit loss reserves.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Insurance revenue	$60	$68	$(8)	(11.8)%
Investment income	25	27	(2)	(7.4)
Derivative related income (expense)	34	(102)	136	100+
Gain (loss) on debt designated at fair value and related derivatives	(29)	133	(162)	(100+ )
Fee income	46	77	(31)	(40.3)
Enhancement services revenue	104	103	1	1.0
Gain on receivable sales to HSBC affiliates	113	116	(3)	(2.6)
Servicing and other fees from HSBC affiliates	159	174	(15)	(8.6)
Other income	13	5	8	100+

Total other revenues	$525	$601	$(76)	(12.6)%

Insurance revenue decreased during the first quarter of 2011 as a result of a decrease in the number of credit insurance policies in force since March 31, 2010 primarily due to the run-off of our Consumer Lending portfolio.

Investment income includes interest income on available-for-sale securities in our insurance investment portfolio as well as realized gains and losses from the sale of all investment securities. Investment income decreased during the three months ended March 31, 2011 due to lower average balances and lower yields on money market funds as well as lower gains on sales of securities.

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

Three Months Ended March 31,	2011	2010

	(in millions)

Net realized losses	$(20)	$(64)
Mark-to-market on derivatives which do not qualify as effective hedges	63	(38)
Ineffectiveness	(9)	-

Total	$34	$(102)

Derivative related income increased during 2011. As previously discussed, our Consumer Lending and Mortgage Services real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At March 31, 2011, we had $11.2 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk by more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and no offsetting fair value adjustment is recorded. Of these non-qualifying hedges, $6.3 billion were longer-dated pay fixed/receive variable interest rate swaps and $4.9 billion were shorter-dated receive fixed/pay variable interest rate swaps. Market value movements for these non-qualifying hedges may be volatile during periods in which long term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets. Rising long-term interest rates during the first quarter of 2011

HSBC Finance Corporation

had a positive impact on the mark-to-market on this portfolio of swaps, while falling long-term interest rates during the first quarter of 2010 resulted in negative mark-to-market adjustments in the prior year quarter. Over time, we may elect to further reduce our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps. Net realized losses were lower during the first quarter of 2011 as a result of lower losses on terminations of non-qualifying hedges due to changes in rates during the quarter as well as changes in the timing of the non-qualifying hedge terminations.

During the first quarter of 2011, ineffectiveness related primarily to our cross currency cash flow hedges. During the first quarter of 2010, ineffectiveness income was less than $1 million as the impact on our cross currency hedges of falling U.S. long term rates was offset by falling long term foreign interest rates.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income for the three months ended March 31, 2011 should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The loss on debt designated at fair value and related derivatives during the three months ended March 31, 2011 primarily reflects the impact of rising long-term interest rates and tightening of our credit spreads during the quarter. During the three months ended March 31, 2010, the gain on debt designated at fair value and related derivatives reflects a decrease in long-term U.S. interest rates as well as a tightening of our credit spreads during the prior year quarter. See Note 9, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.

Fee income, which includes revenues from fee-based products such as credit cards, decreased in the first quarter of 2011 as a result of lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and continuing impacts from changes required by the Card Act. The Card Act resulted in significant decreases in late fees due to limits on fees that can be assessed and overlimit fees as customers must now opt-in for such overlimit fees as well as restrictions on fees charged to process on-line and telephone payments.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, were essentially flat during the quarter.

We are currently considering making changes to our pricing policies for the credit card products discussed above. In the event we make material changes to our pricing policies, enhancement services revenue in future periods may decrease significantly.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA. The decrease in the first quarter of 2011 reflects lower overall premium due to lower revenues partly due to the impact of the Card Act partially offset by the impact of improving credit quality, contract renegotiations with certain merchants and repricing initiatives in certain portfolios. The decrease in overall premiums was partially offset by higher volumes of private label credit card receivables sold during the quarter.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card and private label receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. The decrease in the first quarter of 2011 reflects lower levels of receivables being serviced for HSBC Bank USA as well as lower rental revenue from HTSU.

Other income increased in the three months ended March 31, 2011 primarily due to lower losses on sales of miscellaneous commercial assets.

HSBC Finance Corporation

Operating expenses The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended March 31,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$129	$165	$(36)	(21.8)%
Occupancy and equipment expenses	24	28	(4)	(14.3)
Other marketing expenses	85	55	30	54.5
Real estate owned expenses	106	39	67	100+
Other servicing and administrative expenses	167	218	(51)	(23.4)
Support services from HSBC affiliates	291	276	15	5.4
Amortization of intangibles	34	39	(5)	(12.8)
Policyholders’ benefits	41	42	(1)	(2.4)

Total costs and expenses	$877	$862	$15	1.7%

Salaries and employee benefits were lower during the first quarter of 2011 as a result of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease in the first quarter of 2011 also reflects the impact of the transfer of certain employees during the third quarter of 2010 to a subsidiary of HSBC Bank USA although this decrease was offset by an increase in support services from HSBC affiliates.

Occupancy and equipment expenses decreased in the first quarter of 2011 primarily due to lower rental expense and utilities reflecting the impact of the continuing reduced scope of our business operations.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. Other marketing expenses increased during the first quarter of 2011 as we increased direct marketing mailings and new customer account originations for portions of our credit card receivable portfolio based on recent performance trends in this portfolio. Although marketing expenses have increased, overall marketing levels remain low as compared to historical levels. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses increased in the first quarter of 2011 as a result of higher average number of REO properties held as compared to the prior year quarter and higher losses on REO properties held as home prices declined during the first quarter of 2011 while home prices were essentially flat during the prior year quarter. During periods in which home prices deteriorate, the reduction in value between the date we take title to the property and when the property is ultimately sold results in higher valuation allowances during the holding period and, ultimately, higher losses at the time the property is sold.

Other servicing and administrative expenses decreased during the first quarter of 2011 as a result of the continuing reduction of the scope of our business operations and the impact of entity wide initiatives to reduce costs including lower third party collection costs as our receivable portfolio continue to run-off.

Support services from HSBC affiliates increased during the first quarter of 2011 due to the transfer in July 2010 of certain employees to a subsidiary of HSBC Bank USA as discussed above. This increase was partially offset by lower expenses for services provided by an affiliate outside the U.S. due to a decrease in offshore personnel headcount as compared to prior year driven by cost containment measures and overall organizational restructuring.

Amortization of intangibles decreased during the first quarter of 2011 as certain of our intangible assets became fully amortized during the first quarter of 2010.

Policyholders’ benefits decreased during the first quarter of 2011 due to lower claims on credit insurance policies as there are fewer such policies in place primarily due to the run-off of our Consumer Lending portfolio.

HSBC Finance Corporation

Efficiency ratio Our efficiency ratio from continuing operations was 59.46 percent during the three months ended March 31, 2011 as compared to 48.64 percent in the prior year quarter. Our efficiency ratio in both periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from both periods, our efficiency ratio remained higher during the first quarter of 2011 primarily due to lower net interest income driven by receivable portfolio liquidation and lower overall receivable yields as well as lower other revenues while operating expenses increased driven by higher REO expenses.

Segment Results – IFRS Basis

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

The “All Other” caption includes our Insurance and Commercial businesses. Each of these businesses fall below the quantitative threshold tests under segment reporting rules for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure.

During 2010, changes were made to the management structure within HSBC North America which has resulted in the alignment of our Management to be focused on the legal entity results of our business operations. During the first quarter of 2011, we re-evaluated and made changes to the financial information used to manage our business, including the scope and content of the financial data being reported to our Management, consistent with this more legal entity focus of our Management. As a result, beginning in the first quarter of 2011, our operating results are now monitored and reviewed and trends are evaluated on a legal entity basis in accordance with International Financial Reporting Standards (“IFRSs”), which is the basis on which we report results to our parent, HSBC. Prior to the first quarter of 2011, we reported our results on an IFRS Management Basis which were IFRSs results which assumed that the GM and UP Portfolios and the private label and real estate secured receivables transferred to HSBC Bank USA had not been sold and remained on our balance sheet and the revenues and expenses related to these receivables remained on our income statement. As a result of the changes discussed above, in the first quarter of 2011 we changed the composition of segment profit (loss) from an IFRS Management Basis of reporting to an IFRS legal entity basis (“IFRS Basis”) of reporting in order to align with our revised internal reporting structure. However we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on an U.S. GAAP basis. For comparability purposes, we have restated segment results for the three months ended March 31, 2010 to be on an IFRS Basis. There have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our 2010 Form 10-K.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 13, “Business Segments,” in the accompanying consolidated financial statements as well as under the caption “Basis of Reporting” in this MD&A.

HSBC Finance Corporation

Card and Retail Services Segment The following table summarizes the IFRS Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended March 31:	2011	2010	Amount	%

		(dollars are in millions)

Net interest income	$489	$587	$(98)	(16.7)%
Other operating income	414	452	(38)	(8.4)

Total operating income	903	1,039	(136)	(13.1)
Loan impairment charges	119	235	(116)	(49.4)

	784	804	(20)	(2.5)
Operating expenses	478	445	33	7.4

Profit (loss) before tax	$306	$359	$(53)	(14.8)%

Net interest margin, annualized	20.09%	20.42%	-	-
Efficiency ratio	52.93%	42.83%	-	-
Return (after-tax) on average assets	8.26%	8.76%	-	-
Balances at end of period:
Customer loans	$9,457	$10,950	$(1,493)	(13.6)%
Assets	9,363	10,129	(766)	(7.6)

Our Card and Retail Services segment reported a lower profit before tax for the three months ended March 31, 2011 as compared to the year-ago quarter driven by lower net interest income, lower other operating income and higher operating expenses, partially offset by lower loan impairment charges.

Net interest income decreased during the three months ended March 31, 2011 primarily due to lower average loans as a result of increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and lower overall loan yields. Lower loan yields during the first quarter of 2011 reflect the impact of the Card Act, including periodic re-evaluations of rate increases and restrictions on repricing of delinquent accounts, partially offset by the impact of lower levels of nonperforming loans. We anticipate credit card loan yields in future periods may continue to be negatively impacted by the provisions of the Card Act which require certain rate increases to be periodically re-evaluated. Net interest margin decreased during the first quarter of 2011 due to the lower loan yields as discussed above.

The decrease in other operating income during the first quarter of 2011 was primarily due to lower late and overlimit fees due to lower volumes, lower delinquency levels, changes in customer behavior and impacts from changes required by Card Act. The decrease was partially offset by lower fee charge-off driven by lower receivables, better roll rates and lower fees billed. The Card Act has resulted in decreases in late fees due to limits on fees that can be assessed and overlimit fees as customers must now opt-in for such overlimit fees as well as restrictions on fees charged to process on-line and telephone payments which became effective after March 2010.

Operating expenses increased during the first quarter of 2011 due to higher marketing expenses and higher salary expense, partially offset by lower third party collection costs as our credit card loan balances decrease and credit quality has improved. While marketing expenses were higher as compared to the prior year, overall marketing levels continue to remain low as compared to historical levels. The trend in salary expense was impacted by lower pension expense in the prior year quarter reflecting a one-time curtailment gain of $27 million for changes made to employees’ future benefits.

Loan impairment charges decreased during the three months ended March 31, 2011 reflecting lower loan levels as a result of loan run-off in the segments of our credit card portfolio for which we no longer originate new accounts. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing

HSBC Finance Corporation

improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as customer payment rates have continued to be strong during the first quarter of 2011. The impact on credit card loan losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

The efficiency ratio during the first quarter of 2011 deteriorated driven by the decrease in net interest income and other operating income as well as higher operating expenses primarily related to increased marketing expenses as previously discussed.

The decrease in the ROA ratio during the first quarter of 2011 reflects the impact of the lower profit before tax in the first quarter of 2011 as well as the impact of lower average assets.

Customer loans Customer loans for our Card and Retail Services segment totaled $9.5 billion at March 31, 2011, a decrease of 7 percent since December 31, 2010, as a result of increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. These decreases were partially offset by increases in receivables associated with new account activity.

During the first quarter of 2011, we increased direct marketing mailings and new customer account originations for portions of our non-prime credit card portfolio which will likely result in lower run-off of credit card loans during 2011. However, we expect a certain level of attrition will continue as credit card loans at March 31, 2011 include $4.0 billion associated with certain segments of our portfolio for which we no longer originate new accounts.

See “Receivables Review” for additional discussion of the decreases in our receivable portfolios.

Consumer Segment The following table summarizes the IFRS Basis results for our Consumer segment:

			Increase
			(Decrease)
Three Months Ended March 31:	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$655	$579	$76	13.1%
Other operating income	(32)	5	(37)	(100+ )

Total operating income	623	584	39	6.7
Loan impairment charges	1,276	1,699	(423)	(24.9)

	(653)	(1,115)	462	41.4
Operating expenses	233	227	6	2.6

Profit (loss) before tax	$(886)	$(1,342)	$456	34.0%

Net interest margin, annualized	4.75%	3.38%	-	-
Efficiency ratio	37.40%	38.87%	-	-
Return (after-tax) on average assets	(4.11)%	(5.05)%	-	-
Balances at end of period:
Customer loans	$54,087	$66,529	$(12,442)	(18.7)%
Assets	52,946	64,999	(12,053)	(18.5)%

Our Consumer segment reported a lower loss before tax during the three months ended March 31, 2011 due to higher net interest income and lower loan impairment charges, partially offset by lower other operating income and marginally higher operating expenses.

Loan impairment charges decreased significantly during 2011 as discussed below.

•	Loan impairment charges for the real estate secured loan portfolios in our Consumer Lending and Mortgage Services business decreased during the first quarter of 2011 reflecting lower loan levels as the portfolios

HSBC Finance Corporation

continue to liquidate, lower delinquency and charge-off levels and improvements in economic conditions. The decrease also reflects lower loss severities as compared to the prior year quarter reflecting an increase in the number of properties for which we accepted a deed-in-lieu and an increase in short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process. These decreases were partially offset by the impact of discounting estimated future amounts to be received on real estate loans which have been written down to net realizable value less cost to obtain and sell as well as foreclosure delays on real estate secured loans which resulted in higher reserve requirements due to the delay in the timing of estimated cash flows to be received. The decrease in loan impairment charges for real estate secured loans was also partially offset by higher reserve requirements on accrued finance charges, the impact of continued high unemployment levels and lower receivable prepayments.

The decrease in loan impairment charges also reflects lower loss estimates on TDR Loans as compared to the prior year quarter reflecting lower volumes of TDR Loans as well as the impact of an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans. These decreases were partially offset by lower estimated cash flows from these receivables due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain on our books as a result of the suspension of foreclosure activity as previously discussed. These offsets have resulted in an overall increase in credit loss reserves on first lien real estate secured TDR Loans at March 31, 2011 as compared to December 31, 2010.

•	Loan impairment charges for our personal non-credit card receivables decreased during the three months ended March 31, 2011 reflecting significantly lower loan levels as compared to the prior year quarter, lower delinquency and charge-off levels, improvements in economic conditions and lower reserve requirements on TDR Loans.

During the first quarter of 2011, credit loss reserves decreased to $5.6 billion as loan impairment charges were $131 million lower than net charge-offs reflecting lower loan levels and lower delinquency and charge-off levels as discussed above as well as lower reserve requirements on personal non-credit card TDR Loans, partially offset by higher reserve levels for real estate secured TDR Loans.

Net interest income increased during the three months ended March 31, 2011 primarily due to higher yields for real estate secured and personal non-credit card loans and lower interest expense, partially offset by lower average loans as a result of loan liquidation. The higher yields in our real estate secured and personal non-credit card loan portfolios reflect the impact of lower levels of nonperforming loans as well as higher amortization associated with the discounting of the loss reserves associated with real estate secured loans. As yields vary between loan products, overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Lower interest expense during the first quarter of 2011 reflects lower average borrowings. Additionally, lower interest expense also reflects changes in our internal funding strategies to better match the lives of our loan portfolio with our external funding which has resulted in lower average rates. Net interest margin increased in the first quarter of 2011 as compared to the prior year quarter reflecting the higher loan yields as discussed above as well as a lower cost of funds as a percentage of average interest earning assets.

Other operating income decreased during the first quarter of 2011 due to lower credit insurance commissions and higher losses on REO properties reflecting an increase in the number of REO properties sold as compared to the prior year quarter and declines in home prices during the first quarter of 2011 while home prices were essentially flat during the prior year quarter. Operating expenses increased during the first quarter of 2011 due to higher REO expenses as a result of a higher average number of REO properties held.

The efficiency ratio improved during the first quarter of 2011 as the increase in net interest income due to higher loan yields outpaced the decrease in other operating income and higher operating expenses.

ROA improved during the first quarter of 2011 primarily due to a lower net loss as discussed above and the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	March 31,	Increases (Decreases) From December 31, 2010
	2011	$	%

	(dollars are in millions)

Real estate secured(1)	$47,399	$(1,910)	(3.9)%
Personal non-credit card	6,688	(653)	(8.9)

Total customer loans	$54,087	$(2,563)	(4.5)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	March 31,	December 31, 2010
	2011	$	%

	(dollars are in millions)

Consumer Lending	$32,102	$(1,167)	(3.5)%
Mortgage Services	15,297	(743)	(4.6)

Total real estate secured	$47,399	$(1,910)	(3.9)%

Customer loans decreased 5 percent to $54.1 billion at March 31, 2011 reflecting the continued liquidation of these portfolios which will continue to decline going forward. The decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured loan portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

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

HSBC Finance Corporation

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

The following table sets forth credit loss reserves for our continuing operations for the periods indicated:

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Credit loss reserves	$5,710	$6,491
Reserves as a percent of:
Receivables(1)(4)	9.06%	9.78%
Net charge-offs(2)(3)	91.3	96.1
Nonperforming receivables(1)(3)(4)	87.7	88.5
Two-months-and-over contractual delinquency(1)(4)	70.2	67.9

(1)	These ratios are significantly impacted by changes in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value less cost to sell. Real estate secured receivables which have been written down to net realizable value less cost to sell typically do not require credit loss reserves. The following table shows these ratios excluding the receivables written down to net realizable value less cost to sell:

	March 31,	December 31,
	2011	2010

Reserves as a percentage of:
Receivables	9.92%	10.60%
Nonperforming loans	230.1	198.9
Two-months-and-over contractual delinquency	143.3	121.0

HSBC Finance Corporation

(2)	Reserves as a percent of net charge-offs for the quarter, annualized.

(3)	Ratio excludes charge-off and nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves. Reserves as a percentage of net charge-off includes any charge-off recorded on receivables prior to the transfer to receivables held for sale

(4)	While reserves associated with accrued finance changes are reported within our total credit loss reserve balances noted above, accrued finance charges for real estate secured receivables and certain personal non-credit card receivables are not reported within receivables, nonperforming receivables and two-months-and-over contractual delinquency.

Credit loss reserves at March 31, 2011 decreased as compared to December 31, 2010 as we recorded provision for credit losses less than net charge-offs of $781 million during the three months ended March 31, 2011. Credit loss reserves were lower for all products as discussed below.

•	The decrease in credit loss reserves in our credit card receivable portfolio reflects lower loss estimates due to lower receivable levels and improved credit quality including lower delinquency levels as discussed more fully below. The decrease in credit loss reserves also reflects continuing improvements in early stage delinquency roll rates and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

•	The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower loss estimates due to lower receivable levels as the portfolio continues to liquidate, lower delinquency levels as discussed more fully below. Additionally, the decrease in credit loss reserves reflects improvements in economic conditions, lower loss estimates on recently modified loans and seasonal improvements in our collection activities. The decrease also reflects an increase of $310 million during the first quarter of 2011 of real estate secured receivables which have been written down to net realizable value less cost to sell and, therefore, generally do not have credit loss reserves associated with them. Real estate secured receivables which have been written down to net realizable value less cost to sell are generally in the process of foreclosure and will remain in our receivable totals until we obtain title to the property. The decrease in credit loss reserves was partially offset by the impact of continued high unemployment levels and lower receivable prepayments.

The decrease in credit loss reserves for real estate secured receivables was also partially offset by higher reserve requirements for TDR Loans reflecting lower estimated cash flows from these receivables due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain on our books as a result of the suspension of foreclosure activity as previously discussed. The higher loss estimates have resulted in an overall increase in credit loss reserves on first lien real estate secured TDR Loans at March 31, 2011 as compared to December 31, 2010. These higher loss estimates for TDR Loans were partially offset by lower new TDR Loan volumes and an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans during the quarter.

•	Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency and charge-off levels as well as improvements in economic conditions. The decrease also reflects lower reserve requirements on personal non-credit card TDR Loans due to lower new TDR Loan volumes and an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans during the quarter.

At March 31, 2011, approximately $5.4 billion, or 11 percent of our real estate secured receivable portfolio has been written down to net realizable value less cost to sell and, therefore, typically do not have credit loss reserves associated with them. In addition, approximately $7.6 billion of real estate secured receivables which have not been written down to net realizable value less cost to sell are considered TDR Loans and $1.0 billion of credit card and personal non-credit card receivables are considered TDR Loans, which are reserved using a discounted cash flow analysis which generally results in a higher reserve requirement. As a result, 28 percent of our real estate secured receivable portfolio and 22 percent of our total receivable portfolio have either been written down to net realizable value less cost to sell or are reserved for using the TDR Loan discounted cash flow analysis.

HSBC Finance Corporation

Credit loss estimates for our credit card receivable portfolio relate primarily to non-prime credit card receivables. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The deterioration of the housing markets in the U.S. over the past few years has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who have, on the whole, demonstrated less deterioration during the recent economic downturn. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.

Reserves as a percentage of receivables were lower at March 31, 2011 as compared to December 31, 2010 driven by lower dollars of delinquency for all products as discussed more fully below. Additionally, the decrease also reflects a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables as these receivables have run-off or charged-off at a faster pace. The decline in this ratio was partially offset by higher reserve levels for real estate secured TDR Loans as discussed above.

Reserves as a percentage of net charge-offs at March 31, 2011 decreased as compared to December 31, 2010 as the decline in reserve levels as discussed above was at a faster pace than the decline in dollars of net charge-offs.

Reserves as a percentage of nonperforming loans in both periods was impacted by nonperforming real estate secured receivables carried at net realizable value less cost to sell which typically do not require corresponding credit loss reserves. Excluding receivables carried at net realizable value less cost to sell from this ratio for both periods, reserves as a percentage of nonperforming loans increased significantly during the first quarter of 2011 as decreases in nonperforming loans outpaced the decreases in reserves due to higher reserve levels on real estate secured TDR Loans as discussed above.

Reserves as a percentage of two-months-and-over contractual delinquency increased as compared to December 31, 2010. This ratio has been significantly impacted by real estate secured receivables which are carried at net realizable value less cost to sell and typically do not require corresponding credit loss reserves. Excluding receivables carried at net realizable value less cost to sell from this ratio for both periods, reserves as a percentage of two-months-and-over contractual delinquency totaled 143.3 percent at March 31, 2011 as compared to 121.0 percent at December 31, 2010 as dollars of delinquency decreased at a faster pace than reserve levels due to higher reserve levels on real estate secured TDR Loans as discussed above.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product during the three months ended March 31, 2011 and 2010:

	Real Estate Secured			Personal
	First	Second	Credit	Non-Credit
	Lien	Lien	Card	Card	Total

	(in millions)

Three months ended March 31, 2011:
Balances at beginning of period	$3,355	$832	$978	$1,326	$6,491
Provision for credit losses	585	105	74	18	782
Charge-offs	(783)	(260)	(343)	(374)	(1,760)
Recoveries	10	17	56	114	197

Net charge-offs	(773)	(243)	(287)	(260)	(1,563)

Balance at end of period	$3,167	$694	$765	$1,084	$5,710

Three months ended March 31, 2010:
Balances at beginning of period	$3,997	$1,430	$1,816	$1,848	$9,091
Provision for credit losses	919	126	199	620	1,864
Charge-offs	(1,046)	(470)	(588)	(766)	(2,870)
Recoveries	9	22	61	88	180

Net charge-offs	(1,037)	(448)	(527)	(678)	(2,690)

Balance at end of period	$3,879	$1,108	$1,488	$1,790	$8,265

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

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Credit card receivables	$481	$612
Real estate secured(1)(2)(3)	7,058	8,171
Personal non-credit card	596	779

Total receivables	$8,135	$9,562

Delinquency ratio:
Credit card receivables	5.20%	6.18%
Real estate secured(1)(2)(3)	14.95	16.56
Personal non-credit card	9.16	10.94

Total receivables	12.92%	14.41%

HSBC Finance Corporation

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Mortgage Services:
First lien	$2,338	$2,643
Second lien	184	243

Total Mortgage Services	$2,522	$2,886

Consumer Lending:
First lien	$4,199	$4,861
Second lien	337	424

Total Consumer Lending	$4,536	$5,285

Delinquency ratio:
Mortgage Services:
First lien	17.76%	19.12%
Second lien	9.14	11.23

Total Mortgage Services	16.62%	18.05%

Consumer Lending::
First lien	14.52%	16.18%
Second lien	10.79	12.81

Total Consumer Lending	14.16%	15.85%

(2)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, ARM and stated income real estate secured receivables:

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Interest-only loans	$404	$423
ARM loans	1,727	1,987
Stated income loans	609	683
Delinquency ratio:
Interest-only loans	33.11%	31.76%
ARM loans	24.75	26.54
Stated income loans	24.20	25.28

(3)	At March 31, 2011 and December 31, 2010, dollars of real estate secured delinquency includes $4.1 billion and $4.2 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.

Dollars of delinquency decreased $1.4 billion since December 31, 2010 with decreases for all receivable products reflecting lower receivable levels as discussed above and the impact of improved economic conditions. The decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as previously discussed. The decrease was also partially offset by the continuing high unemployment levels. As it relates to our real estate secured receivable portfolio, the decrease in dollars of delinquency was partially offset by the impact of our suspension of foreclosure activities as previously discussed, as receivables are staying on our books longer.

The delinquency ratio decreased as compared to December 31, 2010 driven by the factors discussed above as dollars of delinquency declined at a faster pace than receivable levels.

HSBC Finance Corporation

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

Net Charge-offs of Receivables The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, for periods following the transfer to the held for sale classification, the receivables are no longer included in average receivable balance as such loans are carried at the lower of cost or fair value and there are no longer any charge-offs reported associated with these receivables.

	March 31,	December 31,	March 31,
Three Months Ended(1)	2011	2010	2010

	(dollars are in millions)

Net charge-off dollars:
Continuing operations:
Credit card receivables	$287	$312	$527
Real estate secured(2)(3)	1,016	1,022	1,485
Personal non-credit card	260	355	678

Total receivables – continuing operations	1,563	1,689	2,690
Discontinued operations	-	-	76

Total receivables	$1,563	$1,689	$2,766

Net charge-off ratio:
Continuing operations:
Credit card receivables	11.92%	12.60%	18.73%
Real estate secured(2)(3)	8.43	8.12	10.17
Personal non-credit card	15.26	19.13	27.32

Total receivables – continuing operations	9.67	9.98	13.52
Discontinued operations	-	-	8.22

Total receivables	9.67%	9.98%	13.28

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	9.31	9.07%	10.43%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

HSBC Finance Corporation

(2)	Real estate secured net charge-off dollars, annualized, as a percentage of average receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	March 31,	December 31,	March 31,
Three Months Ended	2011	2010	2010

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$312	$305	$441
Second lien	110	132	196

Total Mortgage Services	$422	$437	$637

Consumer Lending:
First lien	$461	$433	$597
Second lien	133	152	251

Total Consumer Lending	$594	$585	$848

Net charge-off ratio:
Mortgage Services:
First lien	9.27%	8.66%	10.56%
Second lien	21.10	23.52	27.46

Total Mortgage Services	10.85%	10.68%	13.04%

Consumer Lending:
First lien	6.26%	5.68%	6.93%
Second lien	16.63	17.54	22.61

Total Consumer Lending	7.28%	6.88%	8.73%

(3)	Net charge-off dollars and the net charge-off ratio for ARM loans are as follows:

	March 31,	December 31,	March 31,
Three Months Ended	2011	2010	2010

	(dollars are in millions)

Net charge-off dollars – ARM Loans	$230	$233	$326
Net charge-off ratio – ARM Loans	12.74%	12.04%	13.67%

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted in both periods by lower delinquency levels as a result of lower receivable levels, improvements in economic conditions and lower levels of personal bankruptcy filings and for real estate secured receivables, an increase in the number of deed-in-lieu accepted and as compared to the prior year quarter an increase in short sales both of which result in lower losses compared to loans which are subject to a formal foreclosure process. Compared to the prior quarter, while overall dollars of net charge-offs decreased, dollars of net charge-offs in our real estate secured receivable portfolio were essentially flat, as the improvements noted above, in addition to other operational efficiencies in the charge-off process in the fourth quarter of 2010, were largely offset by a change in the timing for recognizing additional charge-offs on loans greater than 180 days past due which resulted in a one-time reversal of charge-off and an offsetting increase to credit loss reserves in the fourth quarter of 2010. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels.

The net charge-off ratio for total receivables from continuing operations decreased 31 basis points as compared to the prior quarter and 385 basis points as compared to the prior year quarter. As compared to the prior year quarter, the decrease reflects lower dollars of net charge-offs as discussed above which outpaced the decrease in average receivables. As compared to the prior quarter, the decrease primarily reflects a lower net charge-off ratio for our credit card and personal non-credit card receivables as the decrease in net charge-off dollars for credit card and personal non-credit card receivables outpaced the decrease in average receivables during this period, partially offset by a higher net charge-off ratio for real estate secured receivables as charge-offs were essentially flat as discussed above.

HSBC Finance Corporation

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables increased during the first quarter of 2011 as compared to the prior quarter as the impact of lower dollars of net charge-offs and REO expenses during the first quarter of 2011 as compared to the prior quarter was offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

Nonperforming Assets Nonperforming assets are summarized in the following table:

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Nonperforming receivables:
Credit card (accruing receivables 90 or more days delinquent)(1)	$353	$447
Nonaccrual receivable portfolios(2):
Real estate secured(3)(4)	5,749	6,360
Personal non-credit card	415	530

Total nonperforming receivables	6,517	7,337
Real estate owned	847	962

Total nonperforming assets	$7,364	$8,299

Credit loss reserves as a percent of nonperforming receivables(5)	87.7%	88.5%

(1)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

(2)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(3)	Nonaccrual real estate secured receivables, including receivables held for sale, are comprised of the following:

	March 31,	December 31,
	2011	2010

	(in millions)

Real estate secured:
Closed-end:
First lien	$5,382	$5,910
Second lien	257	320
Revolving:
First lien	6	6
Second lien	104	124

Total real estate secured	$5,749	$6,360

(4)	At March 31, 2011 and December 31, 2010, non-accrual real estate secured receivables include $4.0 billion and $4.1 billion, respectively, of receivables that are carried at net realizable value less cost to sell.

(5)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

Total nonperforming receivables decreased at March 31, 2011 as a result of the lower delinquency levels during the first quarter of 2011 as well as the impact of lower receivable levels. The decrease in nonperforming real estate secured receivables was partially offset by the impact of our suspension of foreclosures as previously discussed. Real estate secured nonaccrual loans include stated income loans at our Mortgage Services business of $509 million and $557 million at March 31, 2011 and December 31, 2010, respectively.

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or

HSBC Finance Corporation

more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates.

The following table summarizes TDR Loans that are shown as nonperforming receivables in the table above:

	March 31,	December 31,
	2011	2010

	(in millions)

Real estate secured	$1,711	$1,825
Credit card	14	20
Personal non-credit card	72	90

Total	$1,797	$1,935

For additional information related to TDR Loans, see Note 4, “Receivables,” to our accompanying consolidated financial statements.

Customer Account Management Policies and Practices Currently, we utilize the following account management actions:

•	Modification – Management action that results in a change to the terms and conditions of the loan either temporarily or permanently without changing the delinquency status of the loan. Modifications may include changes to one or more terms of the loan including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal.

•	Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the loan. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent. We use collection re-aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

•	Modification Re-age – Management action that results in a change to the terms and conditions of the loan, either temporarily or permanently, and also resets the contractual delinquency status of an account to current as discussed above. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.

Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to take extraordinary action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability, as well as, in the case of real estate secured receivables, a continuing desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, improve collection opportunities and avoid foreclosure as determined to be appropriate. From time to time we re-evaluate these policies and procedures and make changes as deemed appropriate.

It is our practice to defer past due interest on re-aged real estate secured and personal non-credit card accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the state attorneys general. Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders. See “Customer Account Management Policies and Practices” in our 2010 Form 10-K for additional information.

In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.

HSBC Finance Corporation

Implementing this Accounting Standards Update effective July 1, 2011 will result in significantly higher volumes of re-aged and modified accounts being reported as troubled debt restructurings. TDR Loans are typically reserved for using a discounted cash flow methodology which generally results in a higher reserve requirement for these loans. Although we are in the process of evaluating the impact of adopting this Accounting Standards Update, we currently expect the impact will be material. Additionally, we continue to review our current customer account management policies and practices to determine if any changes will be made in future periods as a result of this guidance.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 361,200 real estate secured loans with an aggregate outstanding receivable balance of $42.3 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below and a proactive ARM reset modification program which is more fully described in our 2010 Form 10-K. These totals include approximately 75,500 real estate secured loans with an outstanding receivable balance of $11.4 billion that received two or more modifications since January 2007 and, therefore, may be classified as TDR Loans. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
		Balance at Time of
	Number	Account Modification
Status as of March 31, 2011	of Loans	Action

Current or less than 30-days delinquent	44%	42%
30- to 59-days delinquent	6	6
60-days or more delinquent	15	19
Paid-in-full	8	7
Charged-off, transferred to real estate owned or sold	27	26

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

March 31, 2011:
Collection re-age only	91.1	30.7	$7,763	$2,718
Modification only(2)	10.1	6.6	1,112	745
Modification re-age	67.6	45.5	8,166	5,455

Total loans modified and/or re-aged(3)	168.8	82.8	$17,041	$8,918

December 31, 2010:
Collection re-age only	90.0	32.0	$7,707	$2,843
Modification only(2)	11.8	7.6	1,340	868
Modification re-age	67.2	46.8	8,222	5,683

Total loans modified and/or re-aged(3)	169.0	86.4	$17,269	$9,394

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 5, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under a proactive ARM reset modification program which is fully described in our 2010 Form 10-K.

HSBC Finance Corporation

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

March 31, 2011:
Current or less than 30-days delinquent	70%	67%	67%	67%
30- to 59-days delinquent	9	8	10	9
60-days or more delinquent	21	25	23	24

	100%	100%	100%	100%

December 31, 2010:
Current or less than 30-days delinquent	65%	63%	62%	63%
30- to 59-days delinquent	11	10	12	11
60-days or more delinquent	24	27	26	26

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

In addition to the account management techniques discussed above, we have also increased the use of deed-in-lieu and short sales beginning in 2010 to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and probability of default. Short sales also release the borrower from further obligation. From our perspective, loss severities on deed-in-lieu and short sales are lower than losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of deed-in-lieu and short sales will continue to be elevated in future periods as we continue to work with our customers.

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

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account may be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans

HSBC Finance Corporation

the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. By late 2009 and continuing into 2011, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions, the continued seasoning of a liquidating portfolio and, beginning in the second quarter of 2010, the requirement to receive two qualifying payments in 60 days before an account will be modified. Modification volumes will also be lower going forward as we are no longer originating real estate secured receivables. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our long-standing home preservation programs provide more meaningful assistance to our customers.

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

The following table summarizes loans modified during the three months ended March 31, 2011 and 2010, some of which may have also been re-aged:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in billions)

Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2011	5.6	4.6	$.8	$.6
Three months ended March 31, 2010	11.0	7.7	1.6	1.0

(1)	Includes all loans modified during the three months ended March 31, 2011 and 2010 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification, involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification for the first time during the quarter indicated.

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2010	2010	2010	2010

Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	340	333	341	339	329
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.2%	25.4%	27.6%	27.3%	26.5%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion, $1.2 billion, $1.2 billion, $1.3 billion and 1.4 billion as of March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

HSBC Finance Corporation

Re-age programs Our policies and practices include various criteria for an account to qualify for re-aging, however, that does not require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. It is our practice to defer past due interest on re-aged real estate secured and personal non-credit card accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the state attorneys general.

We continue to monitor and track information related to accounts that have been re-aged. At March 31, 2011, approximately 90 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

Re-age Table(1)(2)(3)(4)

	March 31,	December 31,
	2011	2010

Never re-aged	58.4%	59.3%
Re-aged:
Re-aged in the last 6 months	12.3	10.5
Re-aged in the last 7-12 months	8.5	10.0
Previously re-aged beyond 12 months	20.8	20.2

Total ever re-aged	41.6	40.7

Total	100.0%	100.0%

Re-aged by Product(1)(2)(3)(4)

	March 31,		December 31,
	2011		2010

	(dollars are in millions)

Real estate secured(5)	$23,570	49.9%	$24,125	48.9%
Credit card	376	4.1	412	4.2
Personal non-credit card	2,360	36.3	2,565	36.0

Total	$26,306	41.6%	$27,102	40.7%

(1)	The tables above include both Collection Re-ages and Modification Re-ages, as discussed above.

(2)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(3)	Excludes commercial and other.

HSBC Finance Corporation

(4)	The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At March 31, 2011 and December 31, 2010, the unpaid principal balance of re-ages without receipt of a payment totaled $754 million and $737 million, respectively.

(5)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	March 31,	December 31,
	2011	2010

	(in millions)

Mortgage Services	$8,552	$8,914
Consumer Lending	15,018	15,211

Total real estate secured	$23,570	$24,125

The overall decrease in dollars of re-aged loans during the first quarter of 2011 reflects the lower delinquency and receivable levels as discussed above. At March 31, 2011 and December 31, 2010, $6.1 billion (23 percent of total re-aged loans in the Re-age Table) and $7.1 billion (26 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of March 31, 2011 and December 31, 2010 as well as the unemployment rate for these states for March 2011.

	Percentage of Portfolio
	Receivables at			Percent of
	March 31, 2011			Total Receivable		Unemployment
	Credit	Real Estate		March 31,	December 31,	Rates for
	Cards	Secured	Other	2011	2010	March 2011(1)

California	10.6%	9.8%	5.6%	9.5%	9.6%	12.0%
New York	7.4	7.1	6.8	7.1	7.0	8.0
Florida	6.8	6.2	5.7	6.2	6.3	11.1
Pennsylvania	4.2	6.0	6.5	5.8	5.7	7.8
Ohio	4.2	5.5	6.1	5.4	5.4	8.9

(1)	The U.S. national unemployment rate for March 2011 was 8.8 percent.

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

HSBC Finance Corporation

Debt due to affiliates and other HSBC related funding are summarized in the following table:

	March 31,	December 31,
	2011	2010

	(in billions)

Due to HSBC affiliates(1)	$8.3	$8.3

Debt outstanding to HSBC clients:
Euro commercial paper	.5	.4
Term debt	.3	.3

Total debt outstanding to HSBC clients	.8	.7
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	7.7	8.4
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	13.1	14.4
Real estate secured receivable activity with HSBC Bank USA (cumulative):
Cash received on sales	3.7	3.7
Direct purchases from correspondents	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.4)	(6.4)

Total real estate secured receivable activity with HSBC Bank USA (cumulative)	1.5	1.5

Cash received from sale of U.K. and Canadian operations to HSBC affiliates	3.4	3.4
Capital contributions by HINO (cumulative)	8.8	8.8
Issuance of Series C Preferred Stock to HINO	1.0	1.0

Total HSBC related funding	$44.6	$46.5

(1) At March 31, 2011 and December 31, 2010, due to HSBC affiliates includes $448 million and $436 million, respectively, carried at fair value.

At both March 31, 2011 and December 31, 2010, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 16 percent of our total debt and preferred stock funding, respectively.

We have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At March 31, 2011 and December 31, 2010, there were no balances outstanding under either of these facilities. Additionally, at March 31, 2011 and December 31, 2010, we have a committed back-up line of credit totaling $2.0 billion with an HSBC affiliate. At March 31, 2011 and December 31, 2010, there were no balances outstanding under the back-up line of credit.

We have derivative contracts with a notional value of $48.6 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2011 and $49.9 billion, or approximately 99 percent, at December 31, 2010.

Interest Bearing Deposits with Banks and Other Short-Term Investments Interest bearing deposits with banks totaled $1.0 billion at both March 31, 2011 and December 31, 2010, respectively. Securities purchased under agreements to resell totaled $5.2 billion and $4.3 billion at March 31, 2011 and December 31, 2010, respectively. The increase in the amount of short-term investments is due primarily to the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties and an increase in collateral required from counterparties under our derivative agreements.

Commercial paper totaled $3.8 billion and $3.2 billion at March 31, 2011 and December 31, 2010, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $499 million and $450 million at March 31, 2011 and December 31, 2010, respectively. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

HSBC Finance Corporation

We had committed back-up lines of credit totaling $6.3 billion at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, one of these facilities totaling $2.0 billion was with an HSBC affiliate to support our issuance of commercial paper. In April 2011, we refinanced all of our third party back-up lines, totaling $4.3 billion, into a new $4.0 billion credit facility, split evenly between tenors of 364 days and three years. As of the date of this filing, back-up lines of credit now total $6.0 billion.

Long-term debt decreased to $52.0 billion at March 31, 2011 from $54.6 billion at December 31, 2010. The following table summarizes issuances and repayments of long-term debt for continuing operations during the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,	2011	2010

	(in millions)

Long-term debt issued	$162	$119
Long-term debt retired	(3,106)	(2,359)

Net long-term debt retired	$(2,944)	$(2,240)

The long-term debt issued during the first quarter of 2011 relates to InterNotessm (retail-oriented medium-term notes).

We have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million at March 31, 2011 and December 31, 2010, respectively. At both March 31, 2011 and December 31, 2010, $455 million was available under these facilities. These facilities will mature in the second quarter of 2011 and are renewable at the banks’ option.

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $3.9 billion at March 31, 2011 are secured by $6.1 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.1 billion at December 31, 2010 were secured by $6.3 billion of closed-end real estate secured and credit card receivables. The following table shows by product type the receivables which secure our secured financings:

	March 31,	December 31,
	2011	2010

	(in billions)

Real estate secured	$5.7	$5.9
Credit card	.4	.4

Total	$6.1	$6.3

Common Equity During the first quarter of 2011, HINO did not make any capital contribution to us. However, until we return to profitability, we may be dependent upon additional capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that they remain fully committed and have the capacity to continue that support.

Selected capital ratios In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. Additionally, we are required by our credit providing banks to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	March 31,	December 31,
	2011	2010

Tangible common equity to tangible assets(1)	7.70%	7.37%
Common and preferred equity to total assets	10.35	10.09

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

	(in billions)

Private label and credit cards(1)(2)	$100	$99
Other consumer lines of credit	1	1

Open lines of credit	$101	$100

(1)	Amounts include open lines of credit totaling $90.1 billion related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to March 31, 2011 and December 31, 2010.

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the table that follows.

	Actual	Estimated
	January 1	April 1
	through	through			Estimated
	March 31,	December 31,			Full Year
	2011	2011			2011

	(in billions)

Funding needs:
Net asset growth/(attrition)(1)	$(2)	$(2)	-	0	$(4)	-	(2)
Commercial paper maturities	-	3	-	3	3	-	3
Term debt maturities	3	10	-	11	13	-	14
Other	-	1	-	2	1	-	2

Total funding needs	$1	$12	-	16	$13	-	17

Funding sources:
Commercial paper issuances	$1	$4	-	5	$5	-	6
Short term investment	(1)	5	-	5	4	-	4
Term debt issuances	-	1	-	1	1	-	1
Secured financings, including conduit facility renewals	-	0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	-	0	-	1	0	-	1
Other(2)	1	2	-	3	3	-	4

Total funding sources	$1	$12	-	16	$13	-	17

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

HSBC Finance Corporation

For the remainder of 2011, portfolio attrition will again provide a key source of liquidity. The combination of attrition, cash generated from operations, potential asset sales should market pricing for receivables improve or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations and selected retail note issuances will generate the liquidity necessary to meet our maturing debt obligations. If necessary, these sources of liquidity may be supplemented with institutionally placed debt.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2011 should not be considered indicative of the results for any future period.

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

Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

HSBC Finance Corporation

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2011 and December 31, 2010, our Level 3 instruments recorded at fair value on a recurring basis include $24 million and $24 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of March 31, 2011 and December 31, 2010, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $5 million and $4 million, respectively.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011 and 2010.

HSBC Finance Corporation

Transfers Between Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at March 31, 2011 and December 31, 2010 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test, which is described more fully in Note 15, “Fair Value Measurements,” in the accompanying consolidated financial statements, with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the first quarter of 2011, we transferred $2 million of asset-back securities, from Level 2 to Level 3 which met one or both of the conditions described above. During the first quarter of 2010, we transferred $19 million of individual securities, primarily corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $9 million from Level 2 to Level 3 of individual corporate debt securities and asset-backed securities which met one or both of the conditions described above.

We reported a total of $24 million of available-for-sale securities, or approximately 1 percent of our securities portfolio as Level 3 at both March 31, 2011 and December 31, 2010. At both March 31, 2011 and December 31, 2010, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis were 1 percent.

See Note 15, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Credit Risk Management Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See the captions “Credit Quality” and “Risk Management” in our 2010 Form 10-K for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2010 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, third-party swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap

HSBC Finance Corporation

counterparties with collateral totaling $28 million and $33 million at March 31, 2011 and December 31, 2010, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.9 billion and $2.5 billion at March 31, 2011 and December 31, 2010, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

There have been no significant changes in our approach to credit risk management since December 31, 2010.

Liquidity Risk Management Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolio will be the primary driver of our liquidity management process going forward. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to elevated charge-offs and the interruption of our foreclosure process as discussed above may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management strategies as discussed more fully in our 2010 Form 10-K. In addition to select debt issuances, should market pricing for receivables improve in future years, our intent may change and a portion of this required funding could be generated through selected receivable portfolio sales. In the event a portion of our future incremental funding need is met through issuances of unsecured term debt, we anticipate these issuances would be structured to better match the projected cash flows of the remaining run-off portfolio and reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity and willingness to continue to provide such support.

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

The following summarizes our credit ratings at March 31, 2011 and December 31, 2010:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of March 31, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A+
As of December 31, 2010:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A+

As of March 31, 2011, there were no pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above.

There have been no significant changes in our approach to liquidity risk management since December 31, 2010.

Market Risk Management HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At March 31, 2011 and December 31, 2010, our absolute PVBP limit was $9.00 million and $8.20 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at March 31, 2011 and December 31, 2010 dictated that the value of the balance sheet could not increase or decrease

HSBC Finance Corporation

by more than $9.00 million or $8.20 million, respectively. During the first quarter of 2011, the PVBP limit was increased to accommodate potential adjustments to our nonqualified hedge positions.

The following table shows the components of our absolute PVBP position at March 31, 2011 and December 31, 2010 broken down by currency risk:

	March 31,	December 31,
	2011	2010

	(in millions)

USD	$2.105	$6.351
JPY	.132	.132

Absolute PVBP risk	$2.237	$6.483

Subsequent to the PVBP limit adjustment discussed above, we performed a comprehensive review of the projected cash flows to be generated by our remaining real estate secured receivable portfolio. The result of this analysis indicated a reduction in the average life of the mortgage cash flows and a corresponding decrease in our reported PVBP position. An evaluation of the PVBP limit is underway and will likely result in a reduction to the limit should we conclude our risk profile can be sustained at this lower level.

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2011 and 2010 a declining balance sheet and the current interest rate risk profile. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The following table summarizes such estimated impact:

	March 31,	December 31,
	2011	2010

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$6	$38
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	43	43

A principal consideration supporting both of the PVBP and margin at risk analyses is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification program, changes to our foreclosure processes and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

There has been no significant change in our approach to market risk management since December 31, 2010.

Operational Risk Management There has been no significant change in our approach to operational risk management since December 31, 2010.

Compliance Risk Management There has been no significant change in our approach to compliance risk management since December 31, 2010.

Reputational Risk Management There has been no significant change in our approach to reputational risk management since December 31, 2010.

Strategic Risk Management There has been no significant change in our approach to strategic risk management since December 31, 2010.

HSBC Finance Corporation

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	March 31,	December 31,
	2011	2010

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$6,149	$6,145
Exclude:
Fair value option adjustment	(327)	(453)
Unrealized (gains) losses on cash flow hedging instruments	510	575
Unrealized (gains) losses on investments	(62)	(74)
Intangible assets	(571)	(605)

Tangible common equity	$5,699	$5,588

Tangible shareholders’ equity:
Tangible common equity	$5,699	$5,588
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$8,274	$8,163

Tangible assets:
Total assets	$74,612	$76,532
Exclude:
Intangible assets	(571)	(605)
Derivative financial assets	(4)	(75)

Tangible assets	$74,037	$75,852

Equity ratios:
Common and preferred equity to total assets	10.35%	10.09%
Tangible common equity to tangible assets(1)	7.70	7.37
Tangible shareholders’ equity to tangible assets(1)	11.18	10.76

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation and Regulatory Matters in Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 47 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 6. Exhibits

Exhibits included in this Report:

12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

HSBC Finance Corporation

Index

Account management policies and practices  87
Assets:
       by business segment  37
       fair value of financial assets  42
       fair value measurements  41
       nonperforming  86
Balance sheet (consolidated)  4
Basel II  60
Basis of reporting  61
Business:
       consolidated performance review  55
       focus  54
Capital:
       2011 funding strategy  95
       common equity movements  94
       consolidated statement of changes  5
       selected capital ratios  94
Cards and Retail Services business segment  36, 75
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
       statements  52
Compliance risk  100
Consumer business segment  36, 76
Controls and procedures  102
Credit quality  78
Credit risk:
       concentration  19, 92
       management  98
Current environment  52
Deferred tax assets  30
Derivatives:
       cash flow hedges  24
       fair value hedges  24
       income (expense)  71
       non-qualifying hedges  25
       notional value  27
Discontinued operations  7
Equity:
       consolidated statement of changes  5
       ratios  95
Equity securities available-for-sale  11
Estimates and assumptions  7
Executive overview  52
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  43
       assets and liabilities recorded at fair value on a
          non-recurring basis  45
       control over valuation process  96
       financial instruments  41
       hierarchy  97
       transfers into/out of level one and
          two  44, 97
       transfers into/out of level two and
          three  44, 98
       valuation techniques  45
Fee income  72
Financial highlights metrics  58
Financial liabilities:
       designated at fair value  27
       fair value of financial liabilities  42
Forward looking statements  52
Funding  60, 92
Gain (loss) on debt designated at fair value and
  related derivatives  28, 72
Geographic concentration of receivables  92
Impairment:
       available-for-sale securities  12
       credit losses  20, 56, 69
       nonperforming receivables  86
Income tax expense  29
Insurance:
       policyholders benefits expense  73
       revenue  71
Intangible assets  22
Internal control  102
Interest income:
       net interest income  68
       sensitivity  100
Key performance indicators  58
Legal proceedings  47
Liabilities:
       commercial paper  93
       commitments, lines of credit  94
       financial liabilities designated at
          fair value  27
       long-term debt  94
Liquidity and capital resources  92
Liquidity risk  99
Litigation and regulatory matters  47
Loans and advances — see Receivables
Loan impairment charges — see Provision for
       credit losses
Market risk  99
Market turmoil — see Current Environment
Mortgage lending products  15, 64
Net interest income  68
New accounting pronouncements  50
Operating expenses  73
Operational risk  100
Other revenues  71
Pension and other postretirement benefits  31
Performance, developments and trends  55

HSBC Finance Corporation

Profit (loss) before tax:
       by segment — IFRSs management basis  37
       consolidated  3
Provision for credit losses  56, 69
Ratios:
       capital  95
       charge-off (net)  84
       credit loss reserve related  79
       earnings to fixed charges — Exhibit 12
       efficiency  59, 74
       financial  58
Re-aged receivables  91
Real estate owned  67
Receivables:
       by category  15, 64
       by charge-off (net)  84
       by delinquency  82
       geographic concentration  92
       modified and/or re-aged  88
       nonperforming  86
       overall review  64
       risk concentration  19, 92
       troubled debt restructures  17, 57, 87
Reconciliation to U.S. GAAP financial measures  101
Reconciliation of U.S. GAAP results to IFRSs  62
Refreshed loan-to-value  66
Related party transactions  31
Reputational risk  100
Results of operations  68
Risk elements in the loan portfolio by product  19
Risk management:
       credit  98
       compliance  100
       liquidity  99
       market  99
       operational  100
       reputational  100
       strategic  100
Securities:
       fair value  11, 43
       maturity analysis  14
Segment results — IFRSs management basis:
       card and retail services  37, 75
       consumer  37, 76
       “All Other” grouping  37
       overall summary  36, 74
Selected financial data  58
Sensitivity:
       projected net interest income  100
Statement of changes in shareholders’ equity  5
Statement of changes in comprehensive income
       (loss)  5
Statement of income (loss)  3
Strategic initiatives and focus  9, 54
Strategic risk  100
Table of contents  2
Tangible common equity to tangible managed
       assets  95
Tax expense  29
Troubled debt restructures  17, 57, 87
Variable interest entities  40

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION
(Registrant)

/s/  MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

Date: May 11, 2011

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