Form 10-K/A
period 2010-12-31
HSBC Finance Corp
filed 2011-06-29
CIK 354964

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A is filed pursuant to Rule 15d-21 solely for purposes of filing the Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan for the fiscal year ended December 31, 2010.

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

HSBC Finance Corporation
(Registrant)

/s/ MICK FORDE
Mick Forde
Senior Vice President, General Counsel – Corporate & Assistant Secretary

Date: June 29, 2011

Exhibit Index.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Annual Report on Form 11-K for the HSBC – North America (U.S.) Tax Reduction Investment Plan