Form 10-Q
period 2011-06-30
HSBC Finance Corp
filed 2011-08-01
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No

As of July 29, 2011, there were 66 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Finance and other interest income	$1,620	$1,799	$3,216	$3,744
Interest expense on debt issued to:
HSBC affiliates	37	35	75	74
Non-affiliates	602	772	1,238	1,551

Interest expense	639	807	1,313	1,625

Net interest income	981	992	1,903	2,119
Provision for credit losses	781	1,597	1,563	3,461

Net interest income (loss) after provision for credit losses	200	(605)	340	(1,342)

Other revenues:
Insurance revenue	64	75	124	143
Investment income	33	24	58	51
Derivative related income (expense)	(157)	(496)	(123)	(598)
Gain on debt designated at fair value and related derivatives	245	470	216	603
Fee income	58	32	104	109
Enhancement services revenue	102	101	206	204
Gain on receivable sales to HSBC affiliates	148	142	261	258
Servicing and other fees from HSBC affiliates	163	161	322	335
Other income	4	17	17	22

Total other revenues	660	526	1,185	1,127

Operating expenses:
Salaries and employee benefits	125	158	254	323
Occupancy and equipment expenses, net	20	14	44	42
Other marketing expenses	79	80	164	135
Real estate owned expenses	29	40	135	79
Other servicing and administrative expenses	382	169	549	387
Support services from HSBC affiliates	295	254	586	530
Amortization of intangibles	34	34	68	73
Policyholders’ benefits	33	38	74	80

Total operating expenses	997	787	1,874	1,649

Loss from continuing operations before income tax	(137)	(866)	(349)	(1,864)
Income tax benefit	92	337	285	689

Loss from continuing operations	(45)	(529)	(64)	(1,175)

Discontinued Operations (Note 2):
Income (loss) from discontinued operations before income tax	(4)	12	(8)	78
Income tax benefit (expense)	1	(4)	3	(27)

Income (loss) from discontinued operations	(3)	8	(5)	51

Net loss	$(48)	$(521)	$(69)	$(1,124)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30,	December 31,
	2011	2010

	(in millions,
	except share data)

Assets
Cash	$236	$175
Interest bearing deposits with banks	1,013	1,016
Securities purchased under agreements to resell	2,767	4,311
Securities available-for-sale	3,518	3,371
Receivables, net (including $5.9 billion and $6.3 billion at June 30, 2011 and December 31, 2010, respectively, collateralizing long-term debt)	56,877	61,333
Receivables held for sale	5	4
Intangible assets, net	537	605
Properties and equipment, net	188	202
Real estate owned	588	962
Derivative financial assets	203	75
Deferred income taxes, net	2,297	2,491
Other assets	2,091	1,791
Assets of discontinued operations	5	196

Total assets	$70,325	$76,532

Liabilities
Debt:
Due to affiliates (including $443 million and $436 million at June 30, 2011 and December 31, 2010, respectively, carried at fair value)	$8,168	$8,255
Commercial paper	3,682	3,156
Long-term debt (including $17.4 billion and $20.8 billion at June 30, 2011 and December 31, 2010 carried at fair value and $3.8 billion and $4.1 billion at June 30, 2011 and December 31, 2010, respectively, collateralized by receivables)	47,797	54,616

Total debt	59,647	66,027

Insurance policy and claim reserves	989	982
Derivative related liabilities	-	2
Liability for postretirement benefits	263	265
Other liabilities	1,767	1,519
Liabilities of discontinued operations	10	17

Total liabilities	62,676	68,812

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 66 shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Additional paid-in capital	23,321	23,321
Accumulated deficit	(16,819)	(16,685)
Accumulated other comprehensive loss	(428)	(491)

Total common shareholder’s equity	6,074	6,145

Total shareholders’ equity	7,649	7,720

Total liabilities and shareholders’ equity	$70,325	$76,532

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2011	2010

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	23,321	23,119
Capital contribution from parent	-	200
Employee benefit plans, including transfers and other	-	4

Balance at end of period	23,321	23,323

Accumulated deficit
Balance at beginning of period	(16,685)	(14,732)
Net loss	(69)	(1,124)
Dividends:
Preferred stock	(65)	(18)

Balance at end of period	(16,819)	(15,874)

Accumulated other comprehensive loss
Balance at beginning of period	(491)	(583)
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	60	(62)
Securities available-for-sale, not other-than-temporarily impaired	(3)	52
Other-than-temporarily impaired debt securities available-for-sale(1)	(1)	1
Postretirement benefit plan adjustment, net of tax	1	(5)
Foreign currency translation adjustments	6	(11)

Other comprehensive income (loss), net of tax	63	(25)

Balance at end of period	(428)	(608)

Total common shareholder’s equity at end of period	$6,074	$6,841

Comprehensive loss
Net loss	$(69)	$(1,124)
Other comprehensive income (loss)	63	(25)

Comprehensive loss	$(6)	$(1,149)

(1)	During the six months ended June 30, 2011 and 2010, other-than-temporary impairment (“OTTI”) losses on available-for-sale securities recognized in other revenues and in accumulated other comprehensive income related to the non-credit component were nominal.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2011	2010

	(in millions)

Cash flows from operating activities
Net loss	$(69)	$(1,124)
Income (loss) from discontinued operations	(5)	51

Loss from continuing operations	(64)	(1,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	1,563	3,461
Gain on receivable sales to HSBC affiliates	(261)	(258)
Loss on sale of real estate owned, including lower of cost or market adjustments	59	11
Insurance policy and claim reserves	(8)	(28)
Depreciation and amortization	86	90
Impairment of internally developed software	40	-
Mark-to-market on debt designated at fair value and related derivatives	107	(186)
Originations of loans held for sale	(16,711)	(16,580)
Sales and collections on loans held for sale	16,972	16,841
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	425	(1,880)
Net change in other assets	(144)	2,905
Net change in other liabilities	248	(7)
Lower of cost or fair value on receivables held for sale	-	(2)
Other, net	173	302

Cash provided by operating activities-continuing operations	2,485	3,494
Cash provided by operating activities-discontinued operations	178	288

Net cash provided by operating activities	2,663	3,782

Cash flows from investing activities
Securities:
Purchased	(548)	(529)
Matured	143	176
Sold	449	111
Net change in short-term securities available-for-sale	(183)	231
Net change in securities purchased under agreements to resell	1,544	(2,366)
Net change in interest bearing deposits with banks	3	2
Receivables:
Net collections	2,136	2,884
Purchases and related premiums	(24)	(21)
Proceeds from sales of real estate owned	962	628
Purchases of properties and equipment	(2)	(7)

Cash provided by investing activities-continuing operations	4,480	1,109
Cash provided by investing activities-discontinued operations	-	1,479

Net cash provided by investing activities	4,480	2,588

Cash flows from financing activities
Debt:
Net change in commercial paper	526	(555)
Net change in due to affiliates	(94)	(1,513)
Long-term debt issued	227	353
Long-term debt retired	(7,656)	(4,625)
Insurance:
Policyholders’ benefits paid	(49)	(39)
Cash received from policyholders	29	33
Capital contribution from parent	-	200
Shareholder’s dividends	(65)	(18)

Net cash used in financing activities-continuing operations	(7,082)	(6,164)
Net cash used in financing activities-discontinued operations	-	(288)

Net cash used in financing activities	(7,082)	(6,452)

Net change in cash	61	(82)
Cash at beginning of period(1)	175	311

Cash at end of period	$236	$229

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$647	$834

(1)	Cash at beginning of period includes $22 million for discontinued operations as of January 1, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and in our Current Report on Form 8-K filed with the SEC on May 27, 2011, which provided supplemental information to our Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

HSBC Finance Corporation

During the fourth quarter of 2010 we recorded closure costs of $25 million which primarily reflect severance costs and the write off of certain pre-paid assets which are included as a component of loss from discontinued operations. At June 30, 2011 and December 31, 2010, the liability associated with these closure costs totaled less than $1 million and $5 million, respectively.

The following summarizes the operating results of our TFS business for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Net interest income and other revenues(1)	$-	$2	$1	$86
Income (loss) from discontinued operations before income tax	(2)	(1)	(4)	55

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our TFS business at June 30, 2011 and December 31, 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	June 30,	December 31,
	2011	2010

	(in millions)

Deferred income tax, net	$-	$3
Other assets	-	55

Assets of discontinued operations	$-	$58

Other liabilities	$2	$10

Liabilities of discontinued operations	$2	$10

Auto Finance In March 2010, we sold our auto finance receivable servicing operations as well as a portion of our auto finance receivable portfolio to Santander Consumer USA Inc. (“SC USA”) for $930 million in cash which resulted in a gain of $5 million ($3 million after-tax) during the first quarter of 2010. In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to SC USA. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. We recorded a net loss as a result of this transaction of $43 million ($28 million after-tax) during the third quarter of 2010. This net loss is included as a component of loss from discontinued operations. Severance costs recorded as a result of this transaction were less than $1 million and are included as a component of loss from discontinued operations. As a result of this transaction, our Auto Finance business is reported as discontinued operations.

HSBC Finance Corporation

The following summarizes the operating results of our Auto Finance business for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Net interest income and other revenues(1)	$-	$70	$-	$174
Income (loss) from discontinued operations before income tax	(2)	13	(4)	23

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our Auto Finance business at June 30, 2011 and December 31, 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Other assets of discontinued operations at December 31, 2010 reflect current income taxes receivable on our Auto Finance business for the 2010 tax year.

	June 30,	December 31,
	2011	2010

	(in millions)

Deferred income tax, net	$2	$4
Other assets	3	134

Assets of discontinued operations	$5	$138

Other liabilities	$8	$7

Liabilities of discontinued operations	$8	$7

3.	Strategic Initiatives

As discussed in prior filings, we have historically performed several comprehensive evaluations of the strategies and opportunities of our operations. As a result of these various evaluations, we discontinued all new customer account originations except in our credit card business. Although a strategic review of our credit card business is in process, there were no significant strategic actions taken during the three or six months ended June 30, 2011 or the year ended December 31, 2010 related to our continuing operations. Summarized below are the strategic actions undertaken in 2009 for our continuing operations as well as information regarding the remaining restructuring liability related to these actions.

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

HSBC Finance Corporation

>	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

The following summarizes the changes in the restructure liability during the three and six months ended June 30, 2011 and 2010, respectively, relating to actions implemented during 2009:

	One-Time
	Termination and	Lease Termination
	Other Employee	and Associated
	Benefits(1)	Costs(2)	Other(3)	Total

	(in millions)

Three Months Ended June 30, 2011:
Restructuring liability at beginning of period	$4	$4	$-	$8
Restructuring costs paid during the period	-	(1)	-	(1)

Restructure liability at end of period	$4	$3	$-	$7

Three Months Ended June 30, 2010:
Restructuring liability at beginning of period	$8	$8	$2	$18
Restructuring costs recorded during the period	-	4	-	4
Restructuring costs paid during the period	(3)	(2)	-	(5)
Adjustments to the restructure liability during the period	-	(2)	(2)	(4)

Restructure liability at end of period	$5	$8	$-	$13

Six Months Ended June 30, 2011:
Restructuring liability at beginning of period	$4	$6	$-	$10
Restructuring costs paid during the period	-	(3)	-	(3)

Restructure liability at end of period	$4	$3	$-	$7

Six Months Ended June 30, 2010:
Restructuring liability at beginning of period	$10	$12	$2	$24
Restructuring costs recorded during the period	1	4	-	5
Restructuring costs paid during the period	(6)	(7)	-	(13)
Adjustments to the restructure liability during the period	-	(1)	(2)	(3)

Restructure liability at end of period	$5	$8	$-	$13

(1)	One-time termination and other employee benefits are included as a component of salaries and employee benefits in the consolidated statement of income (loss).

(2)	Lease termination and associated costs are included as a component of occupancy and equipment expenses in the consolidated statement of income (loss).

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).

HSBC Finance Corporation

4.	Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Securities	Gains	Losses	Value

	(in millions)

U.S. Treasury	$447	$-	$10	$-	$457
U.S. government sponsored enterprises(1)	207	-	5	-	212
U.S. government agency issued or guaranteed	7	-	1	-	8
Obligations of U.S. states and political subdivisions	5	-	-	-	5
Asset-backed securities(2)	57	(8)	1	-	50
U.S. corporate debt securities(3)	1,610	-	86	(3)	1,693
Foreign debt securities(4)	503	-	17	(1)	519
Equity securities	9	-	-	-	9
Money market funds	538	-	-	-	538

Subtotal	3,383	(8)	120	(4)	3,491
Accrued investment income	27	-	-	-	27

Total securities available-for-sale	$3,410	$(8)	$120	$(4)	$3,518

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

U.S. Treasury	$341	$-	$8	$-	$349
U.S. government sponsored enterprises(1)	282	-	4	(1)	285
U.S. government agency issued or guaranteed	10	-	1	-	11
Obligations of U.S. states and political subdivisions	29	-	1	-	30
Asset-backed securities(2)	65	(7)	2	-	60
U.S. corporate debt securities(3)	1,714	-	94	(6)	1,802
Foreign debt securities(4)	424	-	19	(1)	442
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353

Subtotal	3,227	(7)	129	(8)	3,341
Accrued investment income	30	-	-	-	30

Total securities available-for-sale	$3,257	$(7)	$129	$(8)	$3,371

(1)	Includes $24 million and $33 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of June 30, 2011 and December 31, 2010, respectively.

(2)	Includes $23 and $31 million of residential mortgage-backed securities at June 30, 2011 and December 31, 2010, respectively.

(3)	At June 30, 2011 and December 31, 2010, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at June 30, 2011 or December 31, 2010.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of June 30, 2011 and December 31, 2010, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
June 30, 2011	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	1	$-	$20	-	$-	$-
U.S. government sponsored enterprises	7	-	60	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	3	-	1	-	-	-
Asset-backed securities	-	-	-	6	(8)	13
U.S. corporate debt securities	106	(2)	189	3	(1)	13
Foreign debt securities	50	(1)	99	-	-	-
Equity Securities	1	-	4	-	-	-

	168	$(3)	$373	9	$(9)	$26

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2010	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	1	$-	$25	-	$-	$-
U.S. government sponsored enterprises	13	(1)	139	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	4	-	5	-	-	-
Asset-backed securities	-	-	-	8	(7)	18
U.S. corporate debt securities	100	(5)	209	6	(1)	23
Foreign debt securities	24	(1)	56	-	-	-
Equity Securities	1	-	4	-	-	-

	143	$(7)	$438	14	$(8)	$41

Gross unrealized losses decreased slightly during the first half of 2011 primarily due to the impact of lower interest rates. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of our reviews, OTTI of less than $1 million was recognized in earnings on certain debt securities during the three and six months ended June 30, 2011 and 2010. During the six months ended June 30, 2011, we recognized a $1 million loss in other comprehensive income relating to the non-credit component of OTTI as compared to a $1 million recovery related to OTTI previously recognized in accumulated other comprehensive income during the year-ago period. We do not consider any other securities to be other-than-temporarily impaired because we expect to recover the entire amortized cost basis of the securities and we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

At June 30, 2011, approximately 93 percent of our corporate debt securities are rated A- or better and approximately 62 percent of our asset-backed securities, which totaled $50 million are rated “AAA.” At December 31, 2010, approximately 92 percent of our corporate debt securities were rated A- or better and approximately 66 percent of our asset-backed securities, which totaled $60 million were rated “AAA.” Although OTTI of less than $1 million was recorded in earnings during the six months ended June 30, 2011 and 2010, additional other-than-temporary impairments may occur in future periods.

Proceeds from the sale, call or redemption of available-for-sale investments totaled $339 million and $449 million during the three and six months ended June 30, 2011, respectively, compared to $37 million and $111 million during the three and six months ended June 30, 2010, respectively. We realized gross gains of $12 million and $15 million during the three and six months ended June 30, 2011, respectively, compared to $1 million and $4 million during the three and six months ended June 30, 2010, respectively. We realized gross losses of less than $1 million during both the six months ended June 30, 2011 and 2010.

HSBC Finance Corporation

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	Due	After 1	After 5
	Within	but Within	but Within	After
June 30, 2011	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$219	$227	$1	$-	$447
Fair value	220	236	1	-	457
Yield(1)	.64%	2.18%	4.96%	-	1.44%
U.S. government sponsored enterprises:
Amortized cost	$79	$76	$28	$24	$207
Fair value	79	77	32	24	212
Yield(1)	.13%	1.07%	4.67%	4.71%	1.62%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$7	$7
Fair value	-	-	-	8	8
Yield(1)	-	-	-	4.99%	4.99%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$4	$-	$1	$5
Fair value	-	4	-	1	5
Yield(1)	-	4.30%	-	5.49%	4.43%
Asset-backed securities:
Amortized cost	$-	$26	$4	$27	$57
Fair value	-	27	4	19	50
Yield(1)	-	4.84%	6.08%	1.55%	3.35%
U.S. corporate debt securities:
Amortized cost	$99	$747	$211	$553	$1,610
Fair value	100	781	226	586	1,693
Yield(1)	2.98%	3.65%	4.99%	5.33%	4.36%
Foreign debt securities:
Amortized cost	$17	$411	$35	$40	$503
Fair value	17	425	35	42	519
Yield(1)	2.46%	3.16%	4.65%	5.78%	3.45%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

5.	Receivables

Receivables consisted of the following:

	June 30,	December 31,
	2011	2010

	(in millions)

Real estate secured:
First lien	$40,672	$43,859
Second lien	4,919	5,477

Total real estate secured	45,591	49,336
Credit card	9,212	9,897
Personal non-credit card	6,012	7,117
Commercial and other	26	33

Total receivables	60,841	66,383
HSBC acquisition purchase accounting fair value adjustments	41	43
Accrued finance income	1,408	1,521
Credit loss reserves	(5,325)	(6,491)
Unearned credit insurance premiums and claims reserves	(88)	(123)

Total receivables, net	$56,877	$61,333

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Net deferred origination fees for real estate secured and personal non-credit card receivables totaled $277 million and $304 million at June 30, 2011 and December 31, 2010, respectively. Annual fees for credit card receivables are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year. Deferred annual fees for credit card receivables, net of related direct lending costs, totaled $142 million and $134 million at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, we had a net unamortized premium on our receivables of $202 million and $254 million, respectively. Unearned income on personal non-credit card receivables totaled $16 million and $30 million at June 30, 2011 and December 31, 2010, respectively.

Collateralized funding transactions  Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts with a balance of $3.8 billion at June 30, 2011 are secured by $5.9 billion of closed-end real estate secured and credit card receivables. Secured financings issued under conduit credit facilities as well as secured financings previously issued under public trusts with a balance of $4.1 billion at December 31, 2010 were secured by $6.3 billion of closed-end real estate secured and credit card receivables.

Age Analysis of Past Due Receivables  The following tables summarize the past due status of our receivables at June 30, 2011 and December 31, 2010. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be

HSBC Finance Corporation

affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total		Total
June 30, 2011	1 – 29 days	30 – 89 days	90+ days	Past Due	Current	Receivables(1)

	(in millions)

Real estate secured:
First lien	$6,759	$4,110	$5,353	$16,222	$24,450	$40,672
Second lien	870	456	297	1,623	3,296	4,919

Total real estate secured	7,629	4,566	5,650	17,845	27,746	45,591
Credit card	428	288	274	990	8,222	9,212
Personal non-credit card	808	439	307	1,554	4,458	6,012
Commercial and other	-	-	-	-	26	26

Total receivables	$8,865	$5,293	$6,231	$20,389	$40,452	$60,841

	Days Past Due			Total		Total
December 31, 2010	1 – 29 days	30 – 89 days	90+ days	Past Due	Current	Receivables(1)

	(in millions)

Real estate secured:
First lien	$7,024	$4,909	$5,977	$17,910	$25,949	$43,859
Second lien	935	568	421	1,924	3,553	5,477

Total real estate secured	7,959	5,477	6,398	19,834	29,502	49,336
Credit card	473	363	437	1,273	8,624	9,897
Personal non-credit card	968	604	507	2,079	5,038	7,117
Commercial and other	-	-	-	-	33	33

Total receivables	$9,400	$6,444	$7,342	$23,186	$43,197	$66,383

(1)	The receivable balances included in this table reflects the principal amount outstanding on the loan and various basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations regarding delinquent account balances.

Nonperforming receivables Nonaccrual receivables (including receivables held for sale) and accruing receivables 90 or more days delinquent are summarized in the following table.

	June 30,	December 31,
	2011	2010

	(dollars are in millions)

Nonperforming receivables:
Credit card (accruing receivables 90 or more days delinquent)(1)	$280	$447
Nonaccrual receivable portfolios(2):
Real estate secured(3)	5,619	6,360
Personal non-credit card	320	530

Total nonperforming receivables	6,219	7,337
Real estate owned	588	962

Total nonperforming assets	$6,807	$8,299

Credit loss reserves as a percent of nonperforming receivables held for investment(4)	85.7%	88.5%

HSBC Finance Corporation

(1)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

(2)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(3)	At both June 30, 2011 and December 31, 2010, nonaccrual real estate secured receivables include $4.1 billion of receivables that are carried at the lower of cost or net realizable value less cost to sell.

(4)	Ratio represents credit loss reserves divided by the corresponding outstanding balance of total nonperforming receivables. Nonperforming receivables include accruing loans contractually past due 90 days or more.

Interest income on nonaccrual receivables that would have been recorded if the nonaccrual receivables had been current in accordance with contractual terms during the period was approximately $429 million during the six months ended June 30, 2011 and approximately $472 million during the six months ended June 30, 2010. Interest income that was recorded on these nonaccrual loans was approximately $96 million during the six months ended June 30, 2011 and approximately $155 million during the six months ended June 30, 2010 of which portions have been written-off.

Troubled Debt Restructurings The following table presents information about our TDR Loans:

	June 30,	December 31,
	2011	2010

	(in millions)

TDR Loans(1)(2):
Real estate secured:
First lien	$8,444	$8,697
Second lien	581	647

Total real estate secured(3)(4)	9,025	9,344
Credit card	355	427
Personal non-credit card	615	704

Total TDR Loans	$9,995	$10,475

	June 30,	December 31,
	2011	2010

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$1,730	$1,728
Second lien	218	258

Total real estate secured	1,948	1,986
Credit card	129	154
Personal non-credit card	330	395

Total credit loss reserves for TDR Loans(1)(5)	$2,407	$2,535

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

HSBC Finance Corporation

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	June 30,	December 31,
	2011	2010

	(in millions)

Real estate secured:
First lien	$9,589	$9,650
Second lien	636	709

Total real estate secured	10,225	10,359
Credit card	359	434
Personal non-credit card	616	705

Total TDR Loans	$11,200	$11,498

(3)	At June 30, 2011 and December 31, 2010, TDR Loans totaling $1.7 billion and $1.5 billion, respectively, are recorded at net realizable value less cost to sell and, therefore, generally do not have credit loss reserves associated with them.
(4)	The following table summarizes real estate secured TDR Loans for our Mortgage Services and Consumer Lending businesses:

	June 30,	December 31,
	2011	2010

	(in millions)

Mortgage Services	$3,839	$4,114
Consumer Lending	5,186	5,230

Total real estate secured	$9,025	$9,344

(5)	Included in credit loss reserves.

Additional information relating to TDR Loans is presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Average balance of TDR Loans:
Real estate secured:
First lien	$8,493	$8,999	$8,547	$8,890
Second lien	596	724	613	721

Total real estate secured	9,089	9,723	9,160	9,611
Credit card	373	478	391	478
Personal non-credit card	632	754	653	747

Total average balance of TDR Loans	$10,094	$10,955	$10,204	$10,836

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$103	$105	$200	$209
Second lien	10	10	17	20

Total real estate secured	113	115	217	229
Credit card	7	14	16	28
Personal non-credit card	12	12	25	22

Total interest income recognized on TDR Loans	$132	$141	$258	$279

HSBC Finance Corporation

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

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	June 30, 2011		December 31, 2010
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

	(dollars are in millions)

Real estate secured:
First lien	$6,568	16.15%	$7,504	17.11%
Second lien	478	9.71	667	12.18

Total real estate secured	7,046	15.45	8,171	16.56
Credit card	406	4.40	612	6.18
Personal non-credit card	489	8.14	779	10.94

Total	$7,941	13.06%	$9,562	14.41%

Nonperforming The status of our consumer receivable portfolio are summarized in the following table:

			Accruing Loans
			Contractually Past
	Performing	Nonaccrual	Due 90 days or
	Loans	Loans	More(1)	Total

	(in millions)

At June 30, 2011
Real estate secured	$39,972	$5,619	$-	$45,591
Credit cards	8,932	-	280	9,212
Personal non-credit card	5,692	320	-	6,012

Total	$54,596	$5,939	$280	$60,815

At December 31, 2010
Real estate secured	$42,976	$6,360	$-	$49,336
Credit cards	9,450	-	447	9,897
Personal non-credit card	6,587	530	-	7,117

Total	$59,013	$6,890	$447	$66,350

(1)	Credit card receivables continue to accrue interest after they become 90 days or more delinquent, consistent with industry practice.

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

HSBC Finance Corporation

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

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

	(in billions)

Interest-only loans	$1.1	$1.3
ARM loans(1)(2)	6.6	7.5
Stated income loans	2.4	2.7

(1)	Receivable classification as ARM loans is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification.

(2)	We do not have any adjustable rate mortgages loans in our portfolio where the borrower is offered options on the amount of monthly payment they can make.

At June 30, 2011 and December 31, 2010, interest-only, ARM and stated income loans comprised 17 percent and 18 percent, respectively, of real estate secured receivables, including receivables held for sale.

6.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$5,710	$8,265	$6,491	$9,091
Provision for credit losses	781	1,597	1,563	3,461
Charge-offs	(1,356)	(2,634)	(3,116)	(5,504)
Recoveries	190	170	387	350

Credit loss reserves at end of period	$5,325	$7,398	$5,325	$7,398

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three and six months ended June 30, 2011 and 2010:

	Real Estate Secured
	First	Second	Credit	Personal Non-	Comm’l
	Lien	Lien	Card	Credit Card	and Other	Total

	(in millions)

Three Months Ended June 30, 2011:
Credit loss reserve balances at beginning of period	$3,167	$694	$765	$1,084	$-	$5,710
Provision for credit losses	406	133	199	43	-	781
Charge-offs	(579)	(208)	(280)	(289)	-	(1,356)
Recoveries	9	16	50	115	-	190

Net charge-offs	(570)	(192)	(230)	(174)	-	(1,166)

Credit loss reserve balance at end of period	$3,003	$635	$734	$953	$-	$5,325

Three Months Ended June 30, 2010:
Credit loss reserve balances at beginning of period	$3,879	$1,108	$1,488	$1,790	$-	$8,265
Provision for credit losses	599	346	280	372	-	1,597
Charge-offs	(1,106)	(373)	(531)	(624)	-	(2,634)
Recoveries	12	16	57	85	-	170

Net charge-offs	(1,094)	(357)	(474)	(539)	-	(2,464)

Credit loss reserve balance at end of period	$3,384	$1,097	$1,294	$1,623	$-	$7,398

Six Months Ended June 30, 2011:
Credit loss reserve balances at beginning of period	$3,355	$832	$978	$1,326	$-	$6,491
Provision for credit losses	991	238	273	61	-	1,563
Charge-offs	(1,362)	(468)	(623)	(663)	-	(3,116)
Recoveries	19	33	106	229	-	387

Net charge-offs	(1,343)	(435)	(517)	(434)	-	(2,729)

Credit loss reserve balance at end of period	$3,003	$635	$734	$953	$-	$5,325

Ending balance: collectively evaluated for impairment	$1,260	$415	$605	$623	$-	$2,903
Ending balance: individually evaluated for impairment(1)	1,730	218	129	330	-	2,407
Ending balance: loans acquired with deteriorated credit quality	13	2	-	-	-	15

Total credit loss reserves	$3,003	$635	$734	$953	$-	$5,325

Receivables:
Collectively evaluated for impairment	$28,579	$4,262	$8,857	$5,397	$26	$47,121
Individually evaluated for impairment(1)	6,775	568	355	615	-	8,313
Receivables carried at net realizable value	5,283	83	-	-	-	5,366
Receivables acquired with deteriorated credit quality	35	6	-	-	-	41

Total receivables	$40,672	$4,919	$9,212	$6,012	$26	$60,841

Six Months Ended June 30, 2010:
Credit loss reserve balances at beginning of period	$3,997	$1,430	$1,816	$1,848	$-	$9,091
Provision for credit losses	1,518	472	479	992	-	3,461
Charge-offs	(2,152)	(843)	(1,119)	(1,390)	-	(5,504)
Recoveries	21	38	118	173	-	350

Net charge-offs	(2,131)	(805)	(1,001)	(1,217)	-	(5,154)

Credit loss reserve balance at end of period	$3,384	$1,097	$1,294	$1,623	$-	$7,398

Ending balance: collectively evaluated for impairment	$1,523	$794	$1,136	$1,195	$-	$4,648
Ending balance: individually evaluated for impairment(1)	1,848	300	158	428	-	2,734
Ending balance: loans acquired with deteriorated credit quality	13	3	-	-	-	16

Total credit loss reserves	$3,384	$1,097	$1,294	$1,623	$-	$7,398

Receivables:
Collectively evaluated for impairment	$35,417	$5,609	$9,658	$7,786	$48	$58,518
Individually evaluated for impairment(1)	7,750	705	461	746	-	9,662
Receivables carried at net realizable value	4,506	52	-	-	-	4,558
Receivables acquired with deteriorated credit quality	36	8	-	-	-	44

Total receivables	$47,709	$6,374	$10,119	$8,532	$48	$72,782

(1)	These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans.

HSBC Finance Corporation

7.	Intangible Assets

Intangible assets consisted of the following:

		Cumulative
		Impairment	Accumulated	Carrying
	Gross	Charges	Amortization	Value

	(in millions)

June 30, 2011
Purchased credit card relationships and related programs(1)	$1,736	$-	$1,199	$537
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	252	-

Total	$2,330	$172	$1,621	$537

December 31, 2010
Purchased credit card relationships and related programs	$1,736	$-	$1,131	$605
Consumer loan related relationships	333	163	170	-
Technology, customer lists and other contracts	261	9	252	-

Total	$2,330	$172	$1,553	$605

(1)	Purchased credit card relationships are being amortized to their estimated residual value of $162 million.

Estimated amortization expense associated with our intangible assets for each of the following years is as follows:

Year Ending December 31,	(in millions)

2011	$138
2012	135
2013	99
2014	71

8.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Risk Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Prior to our ceasing originations in our Consumer Lending business and ceasing purchase activities in our Mortgage Services business, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is

HSBC Finance Corporation

changing as we manage the liquidation of several of our receivable portfolios. We maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps with the main objective of managing the interest rate volatility due to a mismatch in the duration of our assets and liabilities. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. We do not use leveraged derivative financial instruments.

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

At June 30, 2011 and December 31, 2010, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At June 30, 2011 and December 31, 2010, we provided third party swap counterparties with $17 million and $33 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At June 30, 2011 and December 31, 2010, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.8 billion and $2.5 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial asset or derivative related liabilities. At June 30, 2011, we had derivative contracts with a notional value of approximately $45.8 billion, including $45.4 billion outstanding with HSBC Bank USA. At December 31, 2010, we had derivative contracts with a notional value of $50.5 billion, including $49.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally

HSBC Finance Corporation

expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet against the fair value amount recognized for derivative instruments.

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying value of our debt by $51 million at both June 30, 2011 and December 31, 2010. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$13	$(4)	Derivative related liabilities	$5	$18
Currency swaps	Derivative financial assets	215	124	Derivative related liabilities	-	-

Total		$228	$120		$5	$18

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

			Amount of		Amount of		Amount of		Amount of
			Gain (Loss)		Gain (Loss)		Gain (Loss)		Gain (Loss)
			Recognized		Recognized		Recognized		Recognized
		Location of Gain	in Income		in Income		in Income		in Income
		(Loss) Recognized	on the		on Hedged		on the		on Hedged
		in Income on	Derivative		Items		Derivative		Items
		Hedged Item	Three Months Ended June 30,				Six Months Ended June 30,
	Hedged Item	and Derivative	2011	2010	2011	2010	2011	2010	2011	2010

			(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related income (expense)	$32	$39	$(34)	$(18)	$24	$40	$(24)	$(23)
Currency swaps	Fixed rate borrowings	Derivative related income (expense)	(4)	(12)	12	10	(24)	(1)	28	-

Total			$28	$27	$(22)	$(8)	$-	$39	$4	$(23)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt and by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on current derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $454 million and $492 million at June 30, 2011 and December 31, 2010, respectively. We expect $366 million ($237 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash

HSBC Finance Corporation

flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(414)	$(437)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	1,242	985	Derivative related liabilities	-	-

Total		$828	$548		$-	$-

The following table provides the gain or loss recorded on our cash flow hedging relationships.

Gain (Loss)	Gain (Loss)
Recognized	Recognized
in OCI on	Location of Gain	Gain (Loss)	Location of Gain	In Income
Derivative	(Loss) Reclassified	Reclassified from	(Loss) Recognized	on Derivative
(Effective	from Accumulated	AOCI into Income	in Income	(Ineffective
Portion)	OCI into Income	(Effective Portion)	on the Derivative	Portion)
2011	2010	(Effective Portion)	2011	2010	(Ineffective Portion)	2011	2010

(in millions)	(in millions)	(in millions)

Three Months Ended June 30,
Interest rate swaps	$(33)	$(99)	Interest expense	$(12)	$(18)	Derivative related Income	$-	$-
Currency swaps	10	(10)	Interest expense	(6)	(8)	Derivative related Income	4	(29)

Total	$(23)	$(109)	$(18)	$(26)	$4	$(29)

Six Months Ended June 30,
Interest rate swaps	$22	$(127)	Interest expense	$(23)	$(37)	Derivative related Income	$2	$-
Currency swaps	38	(17)	Interest expense	(13)	(17)	Derivative related Income	(5)	(26)

Total	$60	$(144)	$(36)	$(54)	$(3)	$(26)

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

HSBC Finance Corporation

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$93	$165	Derivative related liabilities	$5	$5
Currency swaps	Derivative financial assets	110	67	Derivative related liabilities	-	-

Total		$203	$232		$5	$5

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	June 30,		June 30,
	Recognized in Income on Derivative	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Derivative related income (expense)	$(168)	$(486)	$(125)	$(588)
Currency contracts	Derivative related income (expense)	1	-	1	-

Total		$(167)	$(486)	$(124)	$(588)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$784	$907	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	979	739	Derivative related liabilities	-	-

Total		$1,763	$1,646		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	June 30,		June 30,
	Recognized in Income on Derivative	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$137	$313	$136	$546
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	87	78	13	156

Total		$224	$391	$149	$702

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	June 30,	December 31,
	2011	2010

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$8,823	$8,917
Currency swaps	8,950	10,018

	17,773	18,935

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	11,623	11,449
Purchased caps	31	173
Foreign exchange:
Swaps	1,054	1,221
Forwards	98	123

	12,806	12,966

Derivatives associated with debt carried at fair value:
Interest rate swaps	11,873	15,212
Currency swaps	3,376	3,376

	15,249	18,588

Total	$45,828	$50,489

HSBC Finance Corporation

9.	Fair Value Option

We have elected FVO reporting for certain of our fixed rate debt issuances. At June 30, 2011, fixed rate debt accounted for under FVO totaled $17.8 billion, of which $17.4 billion is included as a component of long-term debt and $443 million is included as a component of due to affiliates. At June 30, 2011, we had not elected FVO for $14.0 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at June 30, 2011 has an aggregate unpaid principal balance of $17.0 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $696 million.

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

The components of gain on debt designated at fair value and related derivatives are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(87)	$(346)	$132	$(489)
Credit risk component	108	425	(65)	390

Total mark-to-market on debt designated at fair value	21	79	67	(99)
Mark-to-market on the related derivatives(1)	66	186	(174)	285
Net realized gains on the related derivatives	158	205	323	417

Gain on debt designated at fair value and related derivatives	$245	$470	$216	$603

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $115 million and $292 million during the three and six months ended June 30, 2011, respectively, compared to a gain of $264 million and $491 million for the three and six months ended June 2010, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $115 million and $292 million during the three and six months ended June 30, 2011, respectively, compared to a loss of $264 million and $491 million during the three and six months ended June 30, 2010, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have

HSBC Finance Corporation

recorded fair value option adjustments which increased the value of our debt by $806 million and $873 million at June 30, 2011 and December 31, 2010, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – A decrease in U.S. interest rates during the second quarter of 2011 resulted in a loss on the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative during the three months ended June 30, 2011. During the second quarter of 2010, a decrease in long-term U.S. interest rates resulted in a loss in the interest rate component on the mark-to-market of the debt and gain on the mark-to-market of the related derivative. Although long-term U.S. interest rates were marginally lower during the six months ended June 30, 2011, we experienced a gain in the interest component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivatives driven by market movements on certain debt and the related derivatives which will mature in the near term. As these items near maturity, their values are less sensitive to interest rate movements. In the first half of 2010, a decrease in long-term U.S. interest rates resulted in a loss in the interest rate component on the mark-to-market of the debt and a corresponding gain on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. As a result, approximately 7 percent of our FVO debt does not have a corresponding derivative at June 30, 2011.

•	Credit – Our secondary market spreads widened during the second quarter of 2011 due to the continuing concerns with the European sovereign debt crisis and the uncertain economic recovery in the United States. During the second quarter of 2010, our secondary market credit spreads also widened as concerns raised by the European sovereign debt crisis in May 2010 impacted credit spreads throughout the U.S. In the first half of 2011, the widening of spreads observed in the second quarter partially offset the tighter spreads recognized during the first quarter of 2011 driven by continued improvement in marketplace liquidity. During the first half of 2010, the widening of our credit spreads in the second quarter of 2010 reversed a slight narrowing of our credit spreads during the first quarter of 2010.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2011 should not be considered indicative of the results for any future periods.

10.	Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended June 30,	2011		2010

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(48)	(35.0)%	$(303)	(35.0)%
Increase (decrease) in rate resulting from:
Adjustment to valuation allowance on deferred tax assets	(30)	(21.9)	(9)	(1.0)
State and local taxes, net of Federal benefit	(9)	(6.6)	(13)	(1.5)
Other	(5)	(3.7)	(12)	(1.4)

Total income tax expense (benefit)	$(92)	(67.2)%	$(337)	(38.9)%

HSBC Finance Corporation

Six Months Ended June 30,	2011		2010

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(122)	(35.0)%	$(652)	(35.0)%
Increase (decrease) in rate resulting from:
Adjustment to valuation allowance on deferred tax assets	(141)	(40.4)	(8)	(.4)
State and local taxes, net of Federal benefit	(20)	(5.7)	(17)	(.9)
Other	(2)	(.6)	(12)	(.7)

Total income tax expense (benefit)	$(285)	(81.7)%	$(689)	(37.0)%

The effective tax rate for the three months ended June 30, 2011 was primarily impacted by the release of valuation allowance on state deferred tax assets. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by a release of valuation allowance previously established on foreign tax credits. The effective tax rate for both the three months and six months ended June 30, 2011 was impacted by a decrease in state uncertain tax positions and state taxes, including the states where we file combined unitary state tax returns with other HSBC affiliates.

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

HSBC Finance Corporation

Currently, it has been determined that the HNAH Group’s primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC’s business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy. In the second quarter of 2011, as a result of the capital tax planning strategy an additional $24 million of state deferred tax assets are expected to be realized.

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provides support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy, which includes the purchase of foreign bonds and REMIC residual interests, continued to be implemented in the second quarter of 2011. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets. In the second quarter of 2011, this tax planning strategy provided support for the realization of an additional $6 million of deferred tax assets for foreign tax credits.

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

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $2.3 billion and $2.5 billion as of June 30, 2011 and December 31, 2010, respectively.

During the second quarter of 2011, we decreased our uncertain tax reserves by $12 million as a result of a pending resolution with the IRS Appeals Office covering the tax periods 1998 through 2005. We anticipate the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $64 million and $76 million at June 30, 2011 and December 31, 2010.

Our consolidated federal income tax returns are currently under audit by the Internal Revenue Service for the years 2006 and 2007. The Federal examination is expected to conclude in 2011. We are also subject to federal examination for the years 2008 and forward. The IRS is expected to begin their examination of 2008 and 2009 before the end of 2011. We remain subject to state tax examination for years 1998 and forward.

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various tax jurisdictions. The total amount of unrecognized

HSBC Finance Corporation

tax benefits that, if recognized, would affect the effective tax rate was $75 million and $96 million at June 30, 2011 and December 31, 2010.

11.	Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Service cost – benefits earned during the period	$3	$6	$5	$12
Interest cost on projected benefit obligation	16	16	32	30
Expected return on assets	(17)	(15)	(34)	(28)
Recognized losses	8	8	16	16
Amortization of prior service cost	(1)	-	(2)	(1)

Pension expense	$9	$15	$17	$29

Pension expense declined during the first half of 2011 primarily due to higher returns on Plan assets reflecting higher asset levels including additional contributions to the Plan as well as lower service cost as a result of a decrease in the number of active participants in the Plan as well as the impact of the decision to cease future benefit accruals for legacy participants under the final average pay formula components of the Plan effective January 1, 2011.

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Service cost – benefits earned during the period	$1	$-	$1	$1
Interest cost	2	2	4	4

Net periodic postretirement benefit cost	$3	$2	$5	$5

12.	Related Party Transactions

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

HSBC Finance Corporation

	June 30,	December 31,
	2011	2010

	(in millions)

Assets:
Cash	$226	$168
Interest bearing deposits with banks	1,004	1,009
Securities purchased under agreements to resell	857	2,060
Derivative related assets	197	64
Other assets	311	126

Total assets	$2,595	$3,427

Liabilities:
Due to affiliates (includes $443 million and $436 million at June 30, 2011 and December 31, 2010, respectively, carried at fair value)	$8,168	$8,255
Derivative related liability	-	2
Other liabilities	143	70

Total liabilities	$8,311	$8,327

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Income/(Expense):
Interest income from HSBC affiliates	$2	$2	$4	$3
Interest expense paid to HSBC affiliates(1)	(143)	(202)	(296)	(422)

Net interest income (loss)	(141)	(200)	(292)	(419)

Gain/(loss) on FVO debt with affiliate	5	-	(7)	-

HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Daily sales of private label receivable originations	50	50	89	88
Daily sales of credit card receivables	98	92	172	170

Total gain on receivable sales to HSBC affiliates	148	142	261	258

Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	3	2	6	5
Private label and card receivable servicing and related fees	156	158	305	311
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	4	5	9	9
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	-	(4)	2	10

Total servicing and other fees from HSBC affiliates	163	161	322	335

Support services from HSBC affiliates	(295)	(254)	(586)	(530)

Stock based compensation expense with HSBC	(2)	(4)	(6)	(8)

Insurance commission paid to HSBC Bank Canada	(4)	(9)	(8)	(14)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.
(2)	Rental revenue/(expense) from HTSU totaled $(2) million and less than $(1) million during the three and six months ended June 30, 2011, respectively, and $(5) million and $6 million during the three and six months ended June 30, 2010, respectively.

HSBC Finance Corporation

Transactions with HSBC Bank USA:

•	In January 2009, we sold our GM and UP Portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale and recorded a gain on the bulk sale of these receivables of $130 million. This gain was partially offset by a loss of $80 million recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement sell on a daily basis all new credit card receivable originations for the GM and UP Portfolios to HSBC Bank USA. We continue to service the GM and UP receivables for HSBC Bank USA for a fee. Information regarding these receivables is summarized in the table below.

•	In July 2004 we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA and on a daily basis, we sell new receivable originations on these credit card accounts to HSBC Bank USA. We continue to service these loans for a fee. Information regarding these receivables is summarized in the table below.

•	In December 2004, we sold to HSBC Bank USA our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business). We continue to service the sold private label and credit card receivables and receive servicing and related fee income from HSBC Bank USA. We retained the customer account relationships and by agreement sell on a daily basis all new private label receivable originations and new receivable originations on these credit card accounts to HSBC Bank USA. Information regarding these receivables is summarized in the table below.

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. Information regarding these receivables is summarized in the table below.

The following table summarizes the private label, credit card (including the GM and UP Portfolios) and real estate secured receivables we are servicing for HSBC Bank USA at June 30, 2011 and December 31, 2010 as well as the cumulative amount of receivables sold on a daily basis during the three and six months ended June 30, 2011 and 2010:

		Credit Cards
	Private	General	Union		Real Estate
	Label	Motors	Privilege	Other	Secured	Total

	(in billions)

Receivables serviced for HSBC Bank USA:
June 30, 2011	$11.9	$4.0	$3.7	$1.9	$1.4	$22.9
December 31, 2010	13.5	4.5	4.1	2.0	1.5	25.6
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended June 30, 2011	$3.6	$3.3	$0.8	$1.1	$-	$8.8
Three months ended June 30, 2010	3.4	3.5	0.8	1.0	-	8.7
Six months ended June 30, 2011	6.8	6.4	1.5	2.0	-	$16.7
Six months ended June 30, 2010	6.4	6.6	1.5	2.0	-	16.5

Fees received for servicing these loan portfolios totaled $158 million and $308 million during the three and six months ended June 30, 2011, respectively, compared to $158 million and $313 million during the three and six months ended June 30, 2010, respectively.

The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price. If significant information becomes available that would alter the projected

HSBC Finance Corporation

future cash flows, an analysis would be performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and six months ended June 30, 2011, we paid $2 million and $4 million, respectively, for services we received from HSBC Bank USA and received $1 million and $3 million, respectively, for services we provided. During the three and six months ended June 30, 2010, we paid $2 million and $4 million, respectively, for services we received from HSBC Bank USA and received $2 million and $3 million, respectively, for services we provided.

•	In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three and six months ended June 30, 2011, we paid $15 million and $32 million, respectively, for services we received from HSBC Bank USA.

•	We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either June 30, 2011 or December 31, 2010.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2010. There were no balances outstanding at June 30, 2011 or December 31, 2010.

•	HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”), a subsidiary of HSBC Finance Corporation, in December 2008. This 364 day credit facility was renewed in December 2010. There were no balances outstanding at June 30, 2011 or December 31, 2010.

•	As it relates to our discontinued TFS operations, HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originated the loans on behalf of our TFS business for clients of a single third party tax preparer. During 2010, we purchased a portion of the loans originated by HSBC Bank USA and HTDC daily for a fee. A portion of the loans which were originated were retained by HSBC Bank USA and held on its balance sheet. In the event any of the loans which HSBC Bank USA continued to hold on its balance sheet reached a defined delinquency status, we purchased the delinquent loans at par value as we had assumed all credit risk associated with this program. During the three and six months ended June 30, 2010, we received a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $2 million and $58 million, respectively, and is included as a component of loss from discontinued operations. For the loans which we purchased from HTCD during the three and six months ended June 30, 2010, we received taxpayer financial services revenue and paid an origination fee to HTCD of $1 million and $4 million, respectively, which is included as a component of loss from discontinued operations.

•	As it relates to our discontinued auto finance operations, in January 2009, we sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee, which is included as a component of loss from discontinued auto operations. In August 2010, we sold the remainder of our auto finance receivable portfolio to SC USA.

HSBC Finance Corporation

Transactions with HSBC Holdings plc:

•	A commercial paper back-stop credit facility of $2.0 billion from HSBC at June 30, 2011 and December 31, 2010 supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at June 30, 2011 or December 31, 2010. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with other HSBC affiliates:

•	HSBC North America’s technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. Technology related assets are generally capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing them certain administrative services, such as internal audit, as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $15 million and $42 million during the three and six months ended June 30, 2011, respectively, and $31 million and $63 million during the three and six months ended June 30, 2010, respectively, are included as a component of Support services from HSBC affiliates in the table above. During 2010 and through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $45.4 billion and $49.9 billion at June 30, 2011 and December 31, 2010, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $2.8 billion and $2.5 billion at June 30, 2011 and December 31, 2010, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At June 30, 2011 and December 31, 2010, due to affiliates includes $443 million and $436 million, respectively, carried at fair value under FVO reporting. During the three and six months ended June 30, 2011, loss on debt designated at fair value and related derivatives includes $5 million of gain and $7 million of loss, respectively, related to these debt issuances. During the six months ended June 30, 2010, due to affiliates did not include any amounts carried at fair value under FVO reporting.

•	During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of June 30, 2011, there were no amounts outstanding under this loan agreement.

•	During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan

HSBC Finance Corporation

from HSBC North America by repaying the loan and issuing 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $22 million and $47 million during the three and six months ended June 30, 2011, respectively.

•	In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. The deposit can be withdrawn anytime after June 3, 2011 with 185 days notice, and matures on March 1, 2012. Interest income earned on this deposit, which totaled $1 million and $2 million during the three and six months ended June 30, 2011, respectively, is included in interest income from HSBC affiliates in the table above.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $1 million and $2 million during the three and six months ended June 30, 2011, respectively, and $2 million and $3 million during the three and six months ended June 30, 2010, respectively, and is reflected as interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America. See Note 11, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

•	We have utilized HSBC Markets (USA) Inc, (“HMUS”) to lead manage the underwriting of a majority of our ongoing debt issuances as well as manage the debt exchange which occurred during the fourth quarter of 2010. During the three and six months ended June 30, 2011 and 2010, there were no fees paid to HMUS for such services. For debt not accounted for under the fair value option, these fees would be amortized over the life of the related debt and included as a component of interest expense.

•	We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During the six months ended June 30, 2011 and 2010, we recorded fees of $2 million and $3 million, respectively, for providing this guarantee. As of June 30, 2011, the outstanding balance of the guaranteed notes was $829 million and the latest scheduled maturity of the notes is May 2012. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $4 million and $8 million during the three and six months ended June 30, 2011, respectively, and $9 million and $14 million during the three and six months ended June 30, 2010, respectively, and are included in Insurance Commission paid to HSBC Bank Canada in the table above.

13.	Business Segments

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet. The private label receivables, along with the General Motors and Union Privilege receivables are sold daily to HSBC Bank USA which we continue to service for a fee.

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

HSBC Finance Corporation

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

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our consolidated financial statements for the fiscal year ended December 31, 2010 included in our Current Report on Form 8-K filed with the SEC on May 27, 2011.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	Card and			Adjustments		IFRS Basis			U.S. GAAP
	Retail			Reconciling		Consolidated	IFRS	IFRS	Consolidated
	Services	Consumer	All Other	Items		Totals	Adjustments(2)	Reclassifications(3)	Totals

	(in millions)

Three months ended June 30, 2011
Net interest income	$476	$668	$177	$-		$1,321	$(167)	$(173)	$981
Other operating income (Total other revenues)	466	(10)	(48)	(7	)(1)	401	36	223	660

Total operating income (loss)	942	658	129	(7)		1,722	(131)	50	1,641
Loan impairment charges (Provision for credit losses)	230	872	-	-		1,102	(321)	-	781

	712	(214)	129	(7)		620	190	50	860
Operating expenses	525	226	186	(7)		930	17	50	997

Profit (loss) before tax	$187	$(440)	$(57)	$-		$(310)	$173	$-	$(137)

Intersegment revenues	8	20	(21)	(7	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$9,382	$51,915	$1,951	$-		$63,248	$(502)	$(1,905)	$60,841
Assets	9,305	50,940	13,335	-		73,580	(3,172)	(88)	70,320

Three months ended June 30, 2010
Net interest income	$552	$578	$180	$-		$1,310	$(94)	$(224)	$992
Other operating income (Total other revenues)	433	26	(204)	(6	)(1)	249	(14)	291	526

Total operating income (loss)	985	604	(24)	(6)		1,559	(108)	67	1,518
Loan impairment charges (Provision for credit losses)	356	1,381	-	-		1,737	(140)	-	1,597

	629	(777)	(24)	(6)		(178)	32	67	(79)
Operating expenses	481	206	14	(6)		695	25	67	787

Profit (loss) before tax	$148	$(983)	$(38)	$-		$(873)	$7	$-	$(866)

Intersegment revenues	2	15	(11)	(6	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$10,430	$62,841	$2,844	$-		$76,115	$(533)	$(2,800)	$72,782
Assets	9,746	62,371	12,520	-		84,637	(2,701)	(117)	81,819

Six months ended June 30, 2011
Net interest income	$965	$1,323	$284	$-		$2,572	$(312)	$(357)	$1,903
Other operating income (Total other revenues)	880	(42)	(172)	(13	)(1)	653	7	525	1,185

Total operating income (loss)	1,845	1,281	112	(13)		3,225	(305)	168	3,088
Loan impairment charges (Provision for credit losses)	349	2,148	(1)	-		2,496	(933)	-	1,563

	1,496	(867)	113	(13)		729	628	168	1,525
Operating expenses	1,003	459	222	(13)		1,671	35	168	1,874

Profit (loss) before tax	$493	$(1,326)	$(109)	$-		$(942)	$593	$-	$(349)

Intersegment revenues	15	34	(36)	(13	)(1)	-	-	-	-
Six months ended June 30, 2010
Net interest income	$1,138	$1,156	$468	$-		$2,762	$(188)	$(455)	$2,119
Other operating income (Total other revenues)	886	31	(343)	(13	)(1)	561	(28)	594	1,127

Total operating income (loss)	2,024	1,187	125	(13)		3,323	(216)	139	3,246
Loan impairment charges (Provision for credit losses)	592	3,080	(1)	-		3,671	(210)	-	3,461

	1,432	(1,893)	126	(13)		(348)	(6)	139	(215)
Operating expenses	926	432	70	(13)		1,415	95	139	1,649

Profit (loss) before tax	$506	$(2,325)	$56	$-		$(1,763)	$(101)	$-	$(1,864)

Intersegment revenues	5	33	(25)	(13	)(1)	-	-	-	-

(1)	Eliminates intersegment revenues.
(2)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.
(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Deferred loan origination costs and fees – Loan origination cost deferrals under IFRSs are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

Net interest income – Under IFRSs, net interest income includes the interest element for derivatives which correspond to debt designated at fair value. For U.S. GAAP, this is included in Gain on debt designated at fair value and related derivatives which is a component of other revenues. Additionally, under IFRSs, insurance investment income is included in net interest income instead of as a component of other revenues under U.S. GAAP.

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

HSBC Finance Corporation

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

Other-than-temporary impairments – Under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it neither intends to sell the security nor concludes that it is more-likely-than-not that it will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire decline in fair value is recognized in earnings.

REO expense – Other revenues under IFRSs includes losses on sale and the lower of amortized cost or fair value less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to net realizable value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to net realizable value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

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

HSBC Finance Corporation

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

14.	Variable Interest Entities

We consolidate variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary through our holding of a variable interest which is determined as a controlling financial interest. The controlling financial interest is evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and obligations to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. We take into account all of our involvements in a VIE in identifying (explicit or implicit) variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity facilities to support the VIE’s debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued, (iv) design, organize and structure the transaction and (v) retain a financial or servicing interest in the VIE.

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

Consolidated VIEs In the ordinary course of business, we have organized special purpose entities (“SPEs”) primarily to meet our own funding needs through collateralized funding transactions. We transfer certain receivables to these trusts which in turn issue debt instruments collateralized by the transferred receivables. The entities used in these transactions are VIEs. As we are the servicer of the assets of these trusts and have retained the benefits and risks, we determined that we are the primary beneficiary of these trusts. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. As a result, all receivables transferred in these secured financings have remained and continue to remain on our balance sheet and the debt securities issued by them have remained and continue to be included in long-term debt.

HSBC Finance Corporation

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$5,033	$-	$5,354	$-
Available-for-sale investments	6	-	104	-
Long-term debt	-	3,560	-	3,882

Subtotal	5,039	3,560	5,458	3,882
Credit card collateralized funding vehicles:
Receivables, net	1,942	-	1,970	-
Long-term debt	-	195	-	195

Subtotal	1,942	195	1,970	195

Total	$6,981	$3,755	$7,428	$4,077

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged lease and investments in community partnerships that were not consolidated at June 30, 2011 or December 31, 2010 because we are not the primary beneficiary. At June 30, 2011 and December 31, 2010, we have assets totaling $1 million and $9 million, respectively, on our consolidated balance sheet, which represents our maximum exposure to loss for these VIEs.

Additionally, we are involved with other VIEs which provided funding to HSBC Bank USA through collateralized funding transactions. These VIEs are not consolidated at June 30, 2011 or December 31, 2010 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts. In April 2011, the collateralized funding facilities were terminated by HSBC Bank USA.

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

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table

HSBC Finance Corporation

summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$236	$236	$175	$175
Interest bearing deposits with banks	1,013	1,013	1,016	1,016
Securities purchased under agreements to resell	2,767	2,767	4,311	4,311
Securities	3,518	3,518	3,371	3,371
Consumer receivables(1):
Mortgage Services:
First lien	11,675	8,000	12,687	8,810
Second lien	1,659	476	1,832	492

Total Mortgage Services	13,334	8,476	14,519	9,302
Consumer Lending:
First lien	26,920	18,821	28,796	20,589
Second lien	2,810	711	3,000	691

Total Consumer Lending real estate secured receivables	29,730	19,532	31,796	21,280
Non-real estate secured receivables	5,228	3,816	6,004	4,409

Total Consumer Lending	34,958	23,348	37,800	25,689
Credit card	8,612	8,392	9,066	8,963

Total consumer receivables	56,904	40,216	61,385	43,954
Receivables held for sale	5	5	4	4
Due from affiliates	237	237	126	126
Derivative financial assets	203	203	75	75
Financial liabilities:
Commercial paper	3,682	3,682	3,156	3,156
Due to affiliates carried at fair value	443	443	436	436
Due to affiliates	7,725	7,487	7,819	7,518
Long-term debt carried at fair value	17,378	17,378	20,844	20,844
Long-term debt not carried at fair value	30,419	29,928	33,772	32,924
Insurance policy and claim reserves	989	1,092	982	1,184
Derivative financial liabilities	-	-	2	2

(1)	The carrying value of consumer receivables presented in the table above reflects the unamortized cost of the receivable, including any accrued interest, less credit loss reserves.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2011 and December 31, 2010 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total of
	Quoted Prices in				Assets
	Active Markets for	Significant Other	Significant		(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs		Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)	Fair Value

	(in millions)

June 30, 2011:
Derivative financial assets:
Interest rate swaps	$-	$1,076	$-	$-	$1,076
Currency swaps	-	2,602	-	-	2,602
Foreign exchange forward	-	1	-	-	1
Derivative netting	-	-	-	(3,476)	(3,476)

Total derivative financial assets	-	3,679	-	(3,476)	203
Available-for-sale securities:
U.S. Treasury	457	-	-	-	457
U.S. government sponsored enterprises	-	212	-	-	212
U.S. government agency issued or guaranteed	-	8	-	-	8
Obligations of U.S. states and political subdivisions	-	5	-	-	5
Asset-backed securities	-	31	19	-	50
U.S. corporate debt securities	-	1,679	14	-	1,693
Foreign debt securities:
Government	21	79	-	-	100
Corporate	-	419	-	-	419
Equity securities	9	-	-	-	9
Money market funds	538	-	-	-	538
Accrued interest	2	25	-	-	27

Total available-for-sale securities	1,027	2,458	33	-	3,518

Total assets	$1,027	$6,137	$33	$(3,476)	$3,721

Due to affiliates carried at fair value	$-	$(443)	$-	$-	$(443)
Long-term debt carried at fair value	-	(17,378)	-	-	(17,378)
Derivative related liabilities:
Interest rate swaps	-	(610)	-	-	(610)
Currency swaps	-	(56)	-	-	(56)
Foreign Exchange Forward	-	-	-	-	-
Derivative netting	-	-	-	666	666

Total derivative related liabilities	-	(666)	-	666	-

Total liabilities	$-	$(18,487)	$-	$666	$(17,821)

December 31, 2010:
Derivative financial assets:
Interest rate swaps	$-	$1,220	$-	$-	$1,220
Currency swaps	-	2,067	-	-	2,067
Derivative netting	-	-	-	(3,212)	(3,212)

Total derivative financial assets	-	3,287	-	(3,212)	75
Available-for-sale securities:
U.S. Treasury	349	-	-	-	349
U.S. government sponsored enterprises	-	284	1	-	285
U.S. government agency issued or guaranteed	-	11	-	-	11
Obligations of U.S. states and political subdivisions	-	30	-	-	30
Asset-backed securities	-	40	20	-	60
U.S. corporate debt securities	-	1,799	3	-	1,802
Foreign debt securities:
Government	14	84	-	-	98
Corporate	-	344	-	-	344
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353
Accrued interest	1	29	-	-	30

Total available-for-sale securities	726	2,621	24	-	3,371

Total assets	$726	$5,908	$24	$(3,212)	$3,446

Due to affiliates carried at fair value	$-	$(436)	$-	$-	$(436)
Long-term debt carried at fair value	-	(20,844)	-	-	(20,844)
Derivative related liabilities:
Interest rate swaps	-	(611)	-	-	(611)
Currency swaps	-	(151)	-	-	(151)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-	-	763	763

Total derivative related liabilities	-	(765)	-	763	(2)

Total liabilities	$-	$(22,045)	$-	$763	$(21,282)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at June 30, 2011 and December 31, 2010:

	Level 2	Level 3	Total

	(in millions)

June 30, 2011:
AAA to AA(1)	$396	$-	$396
A+ to A-(1)	1,165	12	1,177
BBB+ to Unrated(1)	118	2	120
December 31, 2010:
AAA to AA(1)	$381	$-	$381
A+ to A-(1)	1,280	-	1,280
BBB+ to Unrated(1)	138	3	141

(1)	We obtain ratings on our U.S. corporate debt securities from both Moody’s Investor Services and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the two ratings.

Significant Transfers Between Level 1 and Level 2  There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2011 or 2010.

Information on Level 3 Assets and Liabilities Securities are transferred into Level 3 classifications when an individual asset-backed security is downgraded below a AAA credit rating or the individual security fails the quarterly pricing comparison test with a variance greater than 5 percent. Securities are transferred into Level 2 classifications when they no longer meet one or both of the above conditions. The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011 or 2010.

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	April 1		Comp.				Into	Out of	June 30,	Unrealized
	2011	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$1	$-	$-	$-	$-	$-	$-	$(1)	$-	$-
Asset-backed securities	21	-	(3)	-	-	-	1	-	19	(1)
U.S. corporate debt securities	2	-	-	-	-	-	12	-	14	1

Total assets	$24	$-	$(3)	$-	$-	$-	$13	$(1)	$33	$-

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	April 1		Comp.				Into	Out of	June 30,	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$2	$-	$2	$1
Asset-backed securities	27	-	(3)	-	-	-	-	-	24	-
U.S. corporate debt securities	10	-	-	-	-	-	-	(7)	3	-

Total assets	$37	$-	$(3)	$-	$-	$-	$2	$(7)	$29	$1

HSBC Finance Corporation

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	June 30,	Unrealized
	2011	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$1	$-	$-	$-	$-	$-	$-	$(1)	$-	$-
Asset-backed securities	20	-	(3)	-	-	(1)	3	-	19	(1)
U.S. corporate debt securities	3	-	(1)	-	-	-	12	-	14	1

Total assets	$24	$-	$(4)	$-	$-	$(1)	$15	$(1)	$33	$-

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	June 30,	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$2	$(2)	$2	$1
Obligations of U.S. states and political subdivision	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(4)	-	-	-	2	-	24	2
U.S. corporate debt securities	20	-	-	-	-	-	8	(25)	3	-

Total assets	$49	$-	$(4)	$-	$-	$(1)	$12	$(27)	$29	$3

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as of				(Losses) for the	(Losses) for the
	June 30, 2011				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2011	June 30, 2011

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$5	$5	$-	$1
Real estate owned(1)	-	625	-	625	(39)	(114)
Impairment of certain previously capitalized software development costs(2)	-	-	-	-	(40)	(40)

Total assets at fair value on a non-recurring basis	$-	$625	$5	$630	$(79)	$(153)

HSBC Finance Corporation

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as of				(Losses) for the	(Losses) for the
	June 30, 2010				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 30, 2010	June 30, 2010

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$5	$5	$2	$2
Real estate owned(1)	-	877	-	877	(42)	(81)

Total assets at fair value on a non-recurring basis	$-	$877	$5	$882	$(40)	$(79)

(1)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.
(2)	In the second quarter of 2011, a decision was made by HSBC to significantly reduce new or additional investments within the Card and Retail Services platform outside of the credit card servicing platform. As a result, we recorded an impairment charge of $40 million representing the full amount of certain previously capitalized software costs which are no longer realizable. The impairment charge was recorded in other servicing and administrative expenses in our consolidated statement of income (loss) and is included in the results of our Card and Retail Services segment.

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

HSBC Finance Corporation

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

Receivables and receivables held for sale: The estimated fair value of our receivables was determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, among other items, value estimates from an HSBC affiliate which reflect over-the-counter trading activity; forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; trading input from other market participants which includes observed primary and secondary trades; where appropriate, the impact of current estimated rating agency credit tranching levels with the associated benchmark credit spreads; and general discussions held directly with potential investors. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values and market discount rates reflecting management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform periodic validations of our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we will engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

HSBC Finance Corporation

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

HSBC Finance Corporation

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings or investigations are in the early stages, we cannot determine with any degree of certainty the timing or ultimate resolution of litigation and regulatory matters or the eventual loss, fines, penalties or business impact, if any, that may result. We establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. The actual costs of resolving litigation and regulatory matters, however, may be substantially higher than the amounts reserved for those matters.

Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.

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

Securities Litigation As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al., No. 02 C 5893 (N.D. Ill., filed August 19, 2002). The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934, on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household’s Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded on April 30, 2009 and the jury rendered a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. A second phase of the case was to proceed to determine the actual damages, if any, due to the plaintiff class and issues of reliance. On November 22, 2010, the Court issued a ruling on the second phase of the case. On the issue of

HSBC Finance Corporation

reliance, the Court ruled that claim forms would be mailed to class members and that class members who file claims would be asked to check a “YES” or “NO” box to a question that asks whether they would have purchased Household stock had they known false and misleading statements inflated the stock price. As for damages, the Court set out a method for calculating damages for class members who file claims. As previously reported, in Court filings in March 2010, plaintiff’s lawyers have estimated that damages could range ‘somewhere between $2.4 billion to $3.2 billion to class members’, before pre-judgment interest. The defendants filed a motion for reconsideration from the Court’s November 22 ruling. On January 14, 2011, the Court partially granted that motion, slightly modifying the claim form; allowing defendants to take certain discovery on the issue of reliance and reserving on the issue whether the defendants would ultimately be entitled to a jury trial on the issues of reliance and damages. On January 31, 2011 and April 7, 2011, the Court issued other rulings clarifying the scope of discovery. Plaintiffs mailed the claim forms with the modified language to class members.

Class members had until May 24 to file claims. In filings with the Court, plaintiffs indicated that the Court-appointed claims administrator mailed claim forms for delivery to 646,715 potential class members and received 77,436 claims by the May 24, 2011 deadline. Plaintiffs also indicated that the claims administrator has determined preliminarily that 45,332 of the claimants have an allowed loss, and that the “preliminary, estimated damages for these potential class members, subject to revision as duplicate claims are identified and supplemental information is received, exceeds $2,000,000,000.” All submitted claims are subject to a validation process that, as indicated in the plaintiffs’ filings, will not be completed until December 2011. Once the claims administration process is complete, plaintiffs are expected to ask the Court to assess pre-judgment interest to be included as part of the Court’s final judgment.

The date on which the Court may enter a final judgment is not known at this time and the timing and outcome of the ultimate resolution of this matter is uncertain. When a final judgment is entered by the District Court, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals. We continue to believe that we have meritorious grounds for appeal of one or more of the rulings in the case and intend to appeal the Court’s final judgment, which could involve a substantial amount. Upon appeal, we will be required to secure the judgment in order to suspend execution of the judgment while the appeal is ongoing by depositing cash in an interest-bearing escrow account or posting an appeal bond in the amount of the judgment (including any pre-judgment interest awarded). Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court partially accepts or rejects our arguments, the cost of damages, including pre-judgment interest, could be higher, and may lie in a range from a relatively insignificant amount to somewhere in the region of $3.0 billion.

Debt Cancellation Litigation. Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al. v. HSBC Bank Nevada et al. (D.N.J. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was dismissed by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and filed notices of settlement of all claims in each respective court. The parties are currently in the process of memorializing the terms and conditions of settlement in a formal agreement, which will be submitted to one court on a consolidated basis for approval. We are adequately reserved for the proposed settlement.

HSBC Finance Corporation

Governmental and Regulatory Matters

Foreclosure Practices As previously reported, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The effective date of the Servicing Consent Orders was April 13, 2011. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the Federal Reserve and the OCC to define and address the requirements of the Servicing Consent Orders as described in our Form 10-Q for the quarter ended March 31, 2011.

The Servicing Consent Orders require us to review foreclosures from January 2009 to December 2010 to determine if any customer was financially injured as a result of an error in the foreclosure process. An independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a customer is found to have been financially injured. The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include the imposition of fines and actions to recover civil money penalties and other financial penalties relating to the activities that were the subject of the Servicing Consent Orders. We may also see an increase in private litigation concerning our practices. The Federal Reserve has indicated in a press release that it believes monetary sanctions are appropriate for the enforcement actions and that it plans to announce monetary penalties. While we believe it is possible that civil money penalties will be imposed on HSBC Finance Corporation, we are unable at this time to estimate reliably the amounts, or range of possible amounts, of any such penalties.

As has been reported in the media, we understand that the five largest U.S. mortgage servicers are engaged in discussions with bank regulators, the U.S. Department of Justice and State Attorneys General regarding a broader settlement with respect to foreclosure and other mortgage servicing practices. Media reports suggest that the settlement will involve a substantial dollar payment. Following the conclusion of these discussions and the announcement of any such settlement with the five largest servicers, we expect that the next nine largest mortgage servicers, including HSBC Finance Corporation and HSBC Bank USA, will be approached regarding a settlement although the timing and proposed terms of such settlement discussions are not presently known.

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

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. For purposes of identifying and disclosing troubled debt restructurings, the new guidance would be effective for interim and annual reporting periods beginning on or after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after January 1, 2011. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the proposed clarifications would be effective on a prospective basis for interim and annual periods beginning on or after June 15, 2011. An entity must disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that have now been identified as troubled debt restructurings. Implementation of this Accounting Standards Update will result in significantly higher volumes of re-aged and modified accounts being reported as troubled debt restructurings. Although we are in the

HSBC Finance Corporation

process of evaluating the impact of adopting this Accounting Standards Update, we currently expect the impact will be material. Additionally, we continue to review our current customer account management policies and practices to determine if any changes will be made in future periods as a result of this guidance.

This Accounting Standards Update also clarified the effective date for new disclosure requirements for troubled debt restructurings. The new disclosure requirements for trouble debt restructurings will also be effective for interim and annual periods beginning on or after June 15, 2011.

Repurchase Agreements In April 2011, the FASB issued a new Accounting Standards Update related to repurchase agreements. This new guidance removes the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the related collateral maintenance guidance from the assessment of effective control. As a result, an entity is no longer required to consider the sufficiency of the collateral exchanged but will evaluate the transferor’s contractual rights and obligations to determine whether it maintains effective control over the transferred assets. The new guidance is required to be applied prospectively for all transactions that occur on or after January 1, 2012. Adoption is not expected to have a material impact on our financial position or results of operations.

Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement (“IFRS 13”). This new guidance primarily clarifies existing fair value measurement requirements but also makes some other amendments to align with the newly issued IFRS 13. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or of liabilities, that is, an entity will not be able to group financial instruments for the purposes of measuring their fair value. However, an exception exists where a reporting entity manages its financial instruments on the basis of its net exposure. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. The guidance is effective prospectively from January 1, 2012. Adoption is not expected to have a material impact on our financial position or results of operations.

Presentation of Comprehensive Income In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. This Accounting Standards Update also requires reclassification adjustments between net income and other comprehensive income to be shown on the face of the statements. The new guidance is effective from January 1, 2012 with full retrospective application. Early adoption is permitted.

HSBC Finance Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and in our Current Report on Form 8-K filed with the SEC on May 27, 2011, which provided supplemental information to our Annual Report on Form 10-K. MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

Current Environment While the U.S. economy continued its overall slow recovery during the first half of 2011, the pace of recovery slowed even further during the second quarter due to renewed weakness in the economy driven by higher energy costs, supply disruptions in the manufacturing sector and a significant reduction in the pace of new job creation. Serious threats to economic growth remain including high energy prices, the uncertainty of a political compromise on the Federal fiscal debt ceiling, continued pressure and uncertainty in the housing market and elevated unemployment levels. In June, the Federal Reserve lowered its forecasts for economic growth in 2011 to between 2.7 percent and 2.9 percent. Marketplace liquidity continues to remain ample, however, renewed European sovereign debt fears triggered by Greece and other countries as well as increased concerns regarding government spending and the budget deficit continue to impact the financial markets including interest rates and spreads. During the first half of 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels.

While job creation in the private sector remained positive during the first half of 2011, there continues to be uncertainty as to how pronounced the economic recovery will be. Consumer spending began to decline again in the second quarter as higher gas prices and a weak labor market made consumers reluctant to spend. In addition, consumer confidence continues to be low based on historical standards, raising questions about the continued willingness by consumers to spend in the coming months, particularly if energy prices remain high. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.2 percent in June 2011. While the unemployment rate marginally improved from a rate of 9.4 percent at December 2010, it actually increased 40 basis points during the second quarter. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 18 states are at or above the U.S. national average. Unemployment rates in 7 states are at or above 10.0 percent, including California and Florida,

HSBC Finance Corporation

states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Mortgage lending industry trends continue to be affected by the following in 2011:

>	Overall levels of delinquencies remain elevated;

>	Mortgage loan originations from 2005 through 2008 continue to perform worse than originations from prior periods;

>	Significant delays in foreclosure proceedings as a result of the broad horizontal review of industry foreclosure practices by the Federal Reserve Board and the Office of the Comptroller of the Currency;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last few years;

>	Foreclosure levels remain elevated which has contributed to a continued general decline in home prices during the first half of 2011;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

In our credit card business, while consumer spending remained relatively strong during the first half of 2011, we saw continued declines in our credit card receivable balances due to increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and in the first quarter of 2011 seasonal improvements in collection activities as some customers use their tax refunds to make payments. While credit card marketing increased during the first half of 2011, marketing remains low compared to historical levels. Credit quality remained strong during the current quarter as the impact of continued high unemployment rates has not been as severe as originally expected due in part to improved customer payment behavior which has resulted in continued improvements in delinquency levels. While implementation of changes required by the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) continued to result in reductions to revenue, the impact has been mitigated by improved credit quality for our credit card business in the first half of 2011 compared to the prior year period.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence as the remaining actions taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”) will continue to impact our results through 2011 and beyond, the degree of which is largely dependent upon the nature and extent of the economic recovery.

Due to the significant slow-down in foreclosures, and in some instances, cessation of all foreclosure processing by numerous loan servicers, for some period of time there may be some reduction in the number of properties being marketed following foreclosure which may increase demand for properties currently on the market resulting in a

HSBC Finance Corporation

stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase foreclosure activities and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties, which would also adversely impact our provision for credit losses.

As a result of industry-wide compliance issues, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

Growing government indebtedness, a large budget deficit and failure to increase the Federal debt ceiling have resulted in two major rating agencies placing their U.S. sovereign debt rating on negative watch. While the need to build a political consensus around an increase in current sovereign debt ceiling is the immediate concern, there is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in a deterioration of the U.S. credit standing over the longer term. While the potential effects of a U.S. downgrade are broad and impossible to accurately predict, they could include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

2011 Regulatory Developments As previously reported, HSBC Finance Corporation and our indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”) and our affiliate, HSBC Bank USA, has entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the Federal Reserve and the OCC to define and address the requirements of the Servicing Consent Orders. As a result, we expect the associated costs of compliance will increase in future periods as we continue to address the requirements of the order. See Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion of these actions.

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

As discussed in prior filings, during the past few years we have made numerous strategic decisions regarding our operations, with the intent to lower the risk profile of our operations as well as reduce the capital and liquidity requirements of our operations by reducing the size of the balance sheet. Although currently under a strategic review, our lending operations currently consist of our credit card and retail services business and include primarily MasterCard and Visa credit cards and private label credit cards. A significant portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC

HSBC Finance Corporation

Bank USA”). Our credit card receivable portfolio totaled $9.2 billion at June 30, 2011 reflecting a decrease of 7 percent since December 31, 2010. This decrease reflects receivable run-off largely in the segments of our credit card receivable portfolio for which we no longer originate new accounts and, in the first quarter of 2011, seasonal improvements in collection activities as some customers use their tax refunds to make payments. These decreases were partially offset by increases in receivables associated with new account activity. Although marketing levels increased in 2011, they remain low compared to historical levels. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

The real estate secured and personal non-credit card receivable portfolios of our Consumer Lending and Mortgage Services businesses, which totaled $51.5 billion at June 30, 2011, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the real estate secured receivable portfolios of our run-off Consumer Lending and Mortgage Services businesses to decline to between 40 percent and 50 percent of the December 31, 2010 receivable levels over the next four to five years. Attrition will not be linear during this period. While in the near term charge-off related receivable run-off will likely continue to remain elevated due to the economic environment, run-off is beginning to slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

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

We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. During the first quarter of 2011, in an effort to create a more sustainable cost structure, we initiated a formal review to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives. Cost reduction initiatives achieved to date include workforce reductions which have resulted in a reduction in total legal entity FTE’s of 12 percent since December 31, 2010, as well as reductions in marketing levels which began during the second quarter of 2011. Workforce reductions are also occurring in certain non-compliance shared services functions which we expect will result in reductions to future allocated costs for these functions. This review will continue throughout 2011 and, as a result, we may incur restructuring charges during the remainder of 2011, the amount of which will depend on the actions that are ultimately implemented.

Performance, Developments and Trends Our operating results improved during the first half of 2011. We reported a loss from continuing operations of $45 million and $64 million during the three and six months ended June 30, 2011, respectively, compared to a loss from continuing operations of $529 million and $1.2 billion during the three and six months ended June 30, 2010, respectively. We reported a loss from continuing operations before taxes of $137 million and $349 million during the three and six months ended June 30, 2011, respectively, compared to a loss from continuing operations before tax of $866 million and $1.9 billion during the three and six months ended June 30, 2010, respectively. Our results in these periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option. In order to better understand the underlying performance trends of our business, the following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented:

HSBC Finance Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Loss from continuing operations before income tax, as reported	$(137)	$(866)	$(349)	$(1,864)
Gain in value of fair value option debt and related derivatives	(245)	(470)	(216)	(603)

Loss from continuing operations before income tax, excluding above items(1)	$(382)	$(1,336)	$(565)	$(2,467)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the impact of the change in the fair value of debt and related derivatives for which we have elected fair value option in the above table, our results for the three and six months ended June 30, 2011 improved $954 million and $1.9 billion, respectively, compared to the three and six months ended June 30, 2010 driven by lower provision for credit losses and higher other revenues driven by lower derivative related income (expense), partially offset by lower net interest income and higher operating expenses.

Net interest income decreased during the three and six months ended June 30, 2011 as compared to the year-ago periods. The decrease in both periods reflects lower average receivables as a result of receivable liquidation partially offset by higher yields for all receivable products and an increase in our estimate of interest receivable relating to income tax receivables of $80 million in the second quarter of 2011 which is recorded as a component of finance and other interest income. Higher overall receivable yields in both periods were partially offset by the negative impact of a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates. Net interest margin was 5.63 percent and 5.37 percent for the three and six months ended June 30, 2011, respectively, compared to 4.82 percent and 5.08 percent for the year-ago periods. Excluding the impact of the increase in estimated interest receivable relating to income tax receivables discussed above, net interest margin remained higher during both the three and six month periods as a result of higher overall receivable yields and a lower cost of funds as a percentage of average interest-earning assets. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Other revenues during the three and six months ended June 30, 2011 were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain on debt designated at fair value and related derivatives, other revenues increased during the three and six months ended June 30, 2011 primarily due to lower derivative related income (expense) and during the three months ended June 30, 2011 higher fee income. Lower derivative related income (expense) during both periods reflects the impact of falling long-term interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio which were less pronounced in 2011 and resulted in losses of $149 million and $86 million during the three and six months ended June 30, 2011 compared to losses of $414 million and $452 million in the year-ago periods. Our portfolio of non-qualifying economic hedges acted as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets even though they did not qualify as effective hedges under hedge accounting principles. Higher fee income in the current quarter reflects lower fee charge-offs driven by improved credit quality, improved roll rates and lower fees billed, partially offset by lower late fees, changes in customer behavior and continuing impacts from changes required by the CARD Act. See “Results of Operations” for a more detailed discussion of other revenues.

Our provision for credit losses decreased significantly during the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 as discussed below.

HSBC Finance Corporation

•	Provision for credit losses for our credit card receivable portfolio decreased during the three and six months ended June 30, 2011 due to lower receivable levels as a result of receivable run-off. The decrease also reflects improvement in the underlying credit quality of the portfolio including improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as customer payment rates have continued to be strong during the first half of 2011 as well as improvements in economic conditions. The impact on credit card receivable losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased during the three and six months ended June 30, 2011 reflecting lower receivable levels as the portfolios continue to liquidate, lower dollars of delinquency and charge-off and improvements in economic conditions. The decrease also reflects lower loss severities as compared to the year-ago periods reflecting an increase in the percentage of properties added to REO inventory during the period for which we accepted a deed-in-lieu which results in lower losses compared to loans which are subject to a formal foreclosure process. These decreases were partially offset by the impact of continued high unemployment levels and lower receivable prepayments.

The decrease in the provision for credit losses also reflects lower loss estimates on troubled debt restructurings (“TDR Loans”) reflecting lower volumes of TDR Loans as well as the impact of an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans. During the six months ended June 30, 2011, these decreases were partially offset by the impact of lower estimated cash flows from TDR Loans due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain on our books as a result of the temporary suspension of foreclosure activity as discussed above.

•	The provision for credit losses for our personal non-credit card receivables decreased significantly during the three and six months ended June 30, 2011 reflecting lower receivable levels as compared to the year-ago periods, lower dollars of delinquency and charge-off, improvements in economic conditions and lower reserve requirements on TDR Loans.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During the three and six months ended June 30, 2011, we decreased our credit loss reserves as the provision for credit losses was $385 million and $1.2 billion, respectively, lower than net charge-offs. The lower credit loss reserves at June 30, 2011 as compared to December 31, 2010 reflect lower receivable levels including lower dollars of delinquency and lower reserve requirements on TDR Loans. See “Credit Quality” for further discussion of credit loss reserves. Reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses as well as for receivables in our credit card business can be further analyzed as follows:

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables
Three Months Ended June 30,	2011	2010	2011	2010	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$2,250	$2,787	$1,614	$2,201	$771	$1,495
Provision for credit losses	328	645	211	305	199	278
Charge-offs	(450)	(859)	(338)	(621)	(281)	(533)
Recoveries	15	15	10	12	49	58

Credit loss reserves at end of period	$2,143	$2,588	$1,497	$1,897	$738	$1,298

HSBC Finance Corporation

	Real Estate Secured Receivables				Credit Card
	Consumer Lending		Mortgage Services		Receivables
Six Months Ended June 30,	2011	2010	2011	2010	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$2,409	$3,047	$1,781	$2,385	$984	$1,824
Provision for credit losses	763	1,232	466	760	275	479
Charge-offs	(1,060)	(1,720)	(771)	(1,276)	(626)	(1,125)
Recoveries	31	29	21	28	105	120

Credit loss reserves at end of period	$2,143	$2,588	$1,497	$1,897	$738	$1,298

A significant portion of our receivable portfolio is considered to be TDR Loans which are reserved using a discounted cash flow analysis and generally results in a higher reserve requirement for these loans. Additionally, a significant portion of real estate secured receivables in our portfolio are carried at net realizable value less cost to sell. The following table summarizes these receivables, which either carry higher reserves using a discounted cash flow analysis or are carried at net realizable value, in comparison to our entire receivable portfolio:

	June 30,	December 31,
	2011	2010

	(in millions)

Total receivable portfolio	$60,841	$66,383

Real estate secured receivables carried at net realizable value less cost to sell	$5,366	$5,095
TDR Loans:
Credit card	355	427
Real estate secured(1)	7,343	7,875
Personal non-credit card	615	704

TDR Loans	8,313	9,006

Receivables carried at either net realizable value or reserved for using a discounted cash flow methodology	$13,679	$14,101

Real estate secured receivables carried at either net realizable value or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	27.9%	26.3%

Receivables carried at either net realizable value or reserved for using a discounted cash flow methodology as a percentage of total receivables	22.5%	21.2%

(1)	Excludes TDR Loans which are recorded at net realizable value less cost to sell.

Total operating expenses increased $210 million, or 27 percent, and $225 million, or 14 percent, during the three and six months ended June 30, 2011, respectively, primarily due to increased legal reserves reflecting increased exposure estimates on certain litigation matters and an impairment of certain previously capitalized software development costs recorded during the second quarter and during the year-to-date period higher marketing and real estate owned (“REO”) expenses. These increases were partially offset by lower salaries and employee benefits as a result of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective tax rate for the three months ended June 30, 2011 was significantly impacted by a release of valuation allowance on state deferred tax assets. The effective tax rate for the six months ended June 30, 2011 was significantly impacted by a release of valuation allowance previously established on foreign tax credits as during the first quarter of 2011 HSBC North America identified an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on

HSBC Finance Corporation

our balance sheet before they expire. This strategy continued to be implemented during the second quarter of 2011. The effective tax rate for both the three months and six months ended June 30, 2011 was impacted by a decrease in state uncertain tax positions and state taxes, including the states where we file combined unitary state tax returns with other HSBC affiliates. See Note 10, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(dollars are in millions)

Loss from continuing operations	$(45)	$(529)	$(64)	$(1,175)
Return on average owned assets (“ROA”)	(.25)%	(2.43)%	(.17)%	(2.61)%
Return on average common shareholder’s equity (“ROE”)	(4.71)	(30.77)	(4.00)	(33.96)
Net interest margin	5.63	4.82	5.37	5.08
Consumer net charge-off ratio, annualized	7.55	13.16	8.63	13.35
Efficiency ratio(1)	59.95	50.61	59.72	49.56

	June 30,	December 31,
	2011	2010

	(dollars are in millions)

Receivables:
Credit card	$9,212	$9,897
All other(2)	51,629	56,486

Total	$60,841	$66,383

Two-month-and-over contractual delinquency ratio	13.06%	14.41%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.
(2)	All other consists primarily of the liquidating receivable portfolios in our Consumer Lending and Mortgage Services businesses.

Performance Ratios Our efficiency ratio in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from all periods, our efficiency ratio improved during the three months ended June 30, 2011 but deteriorated as compared to the year-ago period. The improvement during the current quarter reflects the impact of lower derivative related income (expense), partially offset by the impact of higher operating expenses due to increased legal reserves reflecting increased exposure estimates on certain litigation matters and the impairment of certain previously capitalized software development costs and slightly lower net interest income in the quarter. The deterioration during the six months ended June 30, 2011 reflects the higher operating expenses discussed above, which also included higher marketing and REO expenses in the year-to-date period, and lower net interest income, partially offset by lower derivative related income (expense).

Our return on average common shareholder’s equity (“ROE”) was (4.71) percent and (4.00) percent for the three and six months ended June 30, 2011, respectively, compared to (30.77) percent and (33.96) percent in the year-ago periods. Our return on average owned assets (“ROA”) was (.25) percent and (.17) percent for the three and six months ended June 30, 2011, respectively, compared to (2.43) percent and (2.61) percent in the year-ago periods. Both ROE and ROA improved as compared to the year-ago periods due to a lower net loss during the current year periods than during the year-ago periods.

Receivables Receivables were $60.8 billion at June 30, 2011, $63.0 billion at March 31, 2011 and $66.4 billion at December 31, 2010. Receivable levels compared to both March 31, 2011 and December 31, 2010 decreased across all products. The decrease in our credit card receivable portfolio since March 31, 2011 and December 31, 2010

HSBC Finance Corporation

reflects continued receivable run-off largely in the segments of our credit card receivable portfolio for which we no longer originate new accounts, partially offset in both periods by increases in receivables associated with new account activity. The decrease in both periods in our real estate secured and personal non-credit card receivable portfolios reflects the continued liquidation of these portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. The decrease for all receivable products since December 31, 2010 also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) at June 30, 2011 was 13.06 percent compared to 12.92 percent at March 31, 2011 and 14.41 percent at December 31, 2010. Dollars of delinquency decreased as compared to March 31, 2011 and December 31, 2010 for all three of our receivable products as a result of lower receivable levels as discussed above, partially offset by the continuing high unemployment levels. Additionally, as compared to December 31, 2010, the decrease in dollars of delinquency for all receivable products also reflects seasonal improvements in our collection activities during the first quarter of the year. Dollars of delinquency for real estate secured receivables were negatively impacted by our temporary suspension of foreclosure activities as previously discussed, as the rate at which receivables are transferred to REO has slowed. The delinquency ratio decreased as compared to December 31, 2010 as dollars of delinquency as discussed above decreased at a faster pace than receivable levels. As compared to March 31, 2011, the delinquency ratio increased modestly as receivable levels decreased at a faster pace than dollars of delinquency due to the impact of our temporary suspension of foreclosure activities previously discussed. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower dollars of delinquency as a result of lower receivable levels and lower levels of personal bankruptcy filings. The decrease in dollars of net charge-offs for real estate secured receivables has also been impacted by improvements in the volume of loans which flow into late stage delinquency as well as the impact of our temporary suspension of foreclosure activities because once the foreclosure process commences a higher payment is required for an account to be re-aged. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. As compared to the prior year quarter, the decrease for all receivable products also reflects improvements in economic conditions. Net charge-off of consumer receivables as a percentage of average consumer receivables (“net charge-off ratio”) decreased as compared to both the prior quarter and prior year quarter as the decrease in dollars of net charge-offs as discussed above outpaced the decrease in average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

Funding and Capital During the first half of 2011, we did not receive any capital contributions from HSBC Investments (North America) Inc. (“HINO”). However, until we return to profitability, HSBC’s continued support may be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

In the current market environment, market pricing continues to value the cash flows associated with our Consumer Lending and Mortgage Services receivable portfolios at amounts which are significantly lower than what we believe will ultimately be realized. Therefore, we have determined that we have the positive intent and ability to hold these receivables for the foreseeable future and, as such, have classified our Consumer Lending and Mortgage Services receivable portfolios as held for investment purposes. However, should market pricing improve in the future or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of a portion of these portfolios into receivables held for sale.

HSBC Finance Corporation

The tangible common equity to tangible assets ratio was 8.10 percent and 7.37 percent at June 30, 2011 and December 31, 2010, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America regulatory capital requirement. Prior to adoption of Basel II, HSBC North America is required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. HSBC North America began the parallel run period in January 2010 which encompasses enhancements to a number of risk policies, processes and systems to align with the Basel II final rule requirements. It is uncertain as to when HSBC North America will receive approval from the Federal Reserve Board, its primary regulator. Regulatory approval may not occur until 2012. HSBC North America has integrated Basel II metrics into its management reporting and decision making processes.

Income (Loss) Before Income Tax Expense – Significant Trends Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Loss from continuing operations before income tax from prior year	$(866)	$(7,404)	$(1,864)	$(5,704)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(11)	(421)	(216)	(850)
Provision for credit losses	816	673	1,898	1,588
Mark-to-market on derivatives which do not qualify as effective hedges	265	(631)	366	(672)
Gain (loss) on debt designated at fair value and related derivatives	(225)	5,239	(387)	1,260
Credit card fee income and enhancement services revenue	27	(129)	(3)	(296)
Gain on bulk and on-going receivable sales to HSBC affiliates	6	52	3	(10)
Servicing and other fees from HSBC affiliates	2	(31)	(13)	(47)
Lower of cost or market adjustment on receivables held for sale	(2)	165	(2)	335
Salaries and employee benefits	33	96	69	334
Other marketing	1	(51)	(29)	(59)
REO expenses	11	-	(56)	67
Goodwill and other intangible asset impairment charges	-	1,641	-	2,308
Impairment of certain previously capitalized software development costs	(40)	-	(40)	-
All other activity(1)	(154)	(65)	(75)	(118)

	729	6,538	1,515	3,840

Loss from continuing operations before income tax for current period	$(137)	$(866)	$(349)	$(1,864)

(1)	Reflects other activity for other revenues and operating expenses.

HSBC Finance Corporation

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss – U.S. GAAP basis	$(48)	$(521)	$(69)	$(1,124)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(3)	(5)	(5)	(8)
Intangible assets	8	8	16	19
Loan origination cost deferrals	3	5	(3)	10
Loan impairment	(101)	(23)	(382)	3
Loans previously held for sale	(7)	(15)	(14)	(33)
Interest recognition	(1)	2	(4)	-
Other-than-temporary impairments on available-for-sale securities	-	-	-	1
Securities	1	1	7	15
Present value of long-term insurance contracts	3	4	9	8
Pension and other postretirement benefit costs	4	5	9	42
Release of tax valuation allowances	(6)	-	12	-
Loss on sale of auto finance receivables and other related assets	-	-	-	(34)
Other	(19)	8	(15)	7

Net loss – IFRSs basis	(166)	(531)	(439)	(1,094)
Tax benefit – IFRSs basis	148	333	510	646

Loss before tax – IFRSs basis	$(314)	$(864)	$(949)	$(1,740)

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

Loan origination cost deferrals – Under IFRSs, loan origination cost deferrals are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis. As a result, in years with lower levels of receivable originations, net income is lower under U.S. GAAP as the higher costs deferred in prior periods are amortized into income without the benefit of similar levels of cost deferrals for current period originations.

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to net realizable value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to net realizable value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loans balance net of impairment allowances, and therefore reflects the collectibility of the loans.

Loans previously held for sale – IFRSs requires loans designated as held for sale at the time of origination to be treated as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income.

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

Certain receivables that were previously classified as held for sale under U.S. GAAP have now been transferred to held for investment as we now intend to hold for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value (“LOCOM”) adjustments while classified as held for sale and have been transferred to held for investment at LOCOM. Under IFRSs, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges are now being recorded under IFRSs which were essentially included as a component of the lower of amortized cost or fair value adjustments under U.S. GAAP.

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

Other-than-temporary impairment on available-for-sale securities – Under U.S. GAAP, the credit loss component of an other-than-temporary impairment of a debt security is recognized in earnings while the remaining portion of the impairment loss is recognized in other comprehensive income provided a company concludes it neither intends to sell the security nor concludes that it is more-likely-than-not that it will have to sell the security prior to recovery. Under IFRSs, there is no bifurcation of other-than-temporary impairment and the entire decline in fair value is recognized in earnings.

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

Other – There are other differences between IFRSs and U.S. GAAP including purchase accounting, share-based bonus arrangements and other miscellaneous items.

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at June 30, 2011 and increases (decreases) since March 31, 2011 and December 31, 2010:

		Increases (Decreases) From
	June 30,	March 31, 2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Receivables:
Credit card	$9,212	$(37)	(.4)%	$(685)	(6.9)%
Real estate secured(1)(2)	45,591	(1,625)	(3.4)	(3,745)	(7.6)
Personal non-credit card	6,012	(494)	(7.6)	(1,105)	(15.5)
Commercial and other	26	-	-	(7)	(21.2)

Total receivables	$60,841	$(2,156)	(3.4)%	$(5,542)	(8.3)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	June 30,	March 31, 2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Mortgage Services	$14,535	$(632)	(4.2)%	$(1,447)	(9.1)%
Consumer Lending	31,050	(993)	(3.1)	(2,297)	(6.9)
All other	6	-	-	(1)	(14.3)

Total real estate secured	$45,591	$(1,625)	(3.4)%	$(3,745)	(7.6)%

(2)	At June 30, 2011, March 31, 2011 and December 31, 2010, real estate secured receivables includes $5.4 billion, $5.2 billion and $5.1 billion, respectively, of receivables that have been written down to their net realizable value less cost to sell in accordance with our existing charge-off policy.

Credit card receivables  Credit card receivables as compared to March 31, 2011 were essentially flat as receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts was partially offset by increases in receivables associated with new account activity. As compared to December 31, 2010, the decrease was attributable to run-off in all segments of our credit card portfolio, including seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. At June 30, 2011, March 31, 2011 and December 31, 2010, our credit card loan balances include $3.7 billion, $3.9 billion and $4.2 billion, respectively, associated with certain segments of our portfolio for which we no longer originate new accounts.

HSBC Finance Corporation

Real estate secured receivables The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	June 30, 2011				March 31, 2011				December 31, 2010
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending

	(in millions)

Fixed rate(3)	$9,353	(1)	$29,663	(2)	$9,637	(1)	$30,596	(2)	$10,014	(1)	$31,827	(2)
Adjustable rate(3)	5,182		1,387		5,530		1,447		5,968		1,520

Total	$14,535		$31,050		$15,167		$32,043		$15,982		$33,347

First lien	$12,644		$28,031		$13,154		$28,916		$13,821		$30,042
Second lien	1,891		3,019		2,013		3,127		2,161		3,305

Total	$14,535		$31,050		$15,167		$32,043		$15,982		$33,347

Adjustable rate(3)	$4,310		$1,387		$4,563		$1,447		$4,898		$1,520
Interest only(3)	872		-		967		-		1,070		-

Total adjustable rate(3)	$5,182		$1,387		$5,530		$1,447		$5,968		$1,520

Total stated income	$2,379		$-		$2,519		$-		$2,703		$-

(1)	Includes fixed rate interest-only receivables of $181 million, $228 million and $235 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.

(2)	Includes fixed rate interest-only receivables of $23 million, $25 million and $27 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

The decrease in real estate secured receivable balances since March 31, 2011 and December 31, 2010 reflects the continuing liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured receivable portfolios also continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above. As compared to December 31, 2010, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

As previously discussed, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of June 30, 2011 and December 31, 2010.

HSBC Finance Corporation

	Refreshed LTVs(1)(2)				Refreshed LTVs(1)(2)
	at June 30, 2011				at December 31, 2010
	Consumer		Mortgage		Consumer		Mortgage
	Lending(3)		Services		Lending(3)		Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	38%	17%	33%	8%	39%	18%	34%	8%
80%≤LTV<90%	16	11	17	9	18	13	18	11
90%≤LTV<100%	16	18	19	16	17	20	21	19
LTV≥100%	30	54	31	67	26	49	27	62
Average LTV for portfolio	88	103	90	113	87	100	89	109

(1)	Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2011 and December 31, 2010 information in the table above reflects current estimated property values using HPIs as of March 31, 2011 and September 30, 2010, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be lower than reflected in the table.

(3)	Excludes the purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion and $1.2 billion at June 30, 2011 and December 31, 2010, respectively.

Personal non-credit card receivables The decrease in personal non-credit card receivable balances since March 31, 2011 and December 31, 2010 reflects the continuing liquidation of this portfolio which will continue going forward. As compared to December 31, 2010, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables (“REO”). REO properties are made available for sale in an orderly fashion with the proceeds used to reduce or repay the outstanding receivable balance. The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010

Number of REO properties at end of period	6,854	10,016	10,749	9,629	8,249
Number of properties added to REO inventory in the period	2,495	5,408	5,657	5,316	4,996
Average loss on sale of REO properties(1)	13.4%	14.9%	15.3%	10.1%	4.2%
Average total loss on foreclosed properties(2)	54.9%	54.6%	53.6%	52.1%	48.9%
Average time to sell REO properties (in days)	169	167	165	158	156

(1)	Property acquired through foreclosure is initially recognized at its fair value less estimated costs to sell (“Initial REO Carrying Value”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Value divided by the Initial REO Carrying Value. These losses are incurred after we take title to the property.

HSBC Finance Corporation

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus any other ancillary amounts owed (e.g., real estate tax advances) which were incurred prior to our taking title to the property.

As previously reported, beginning in late 2010 we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first and second quarters of 2011, we added 5,408 properties and 2,495 properties, respectively, to REO inventory which reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory on a quarterly basis to remain low through the remainder of 2011 as the impact of our earlier decision to suspend foreclosure proceedings continues to become reflected in our reported numbers.

The number of REO properties at June 30, 2011 decreased as compared to March 31, 2011 driven by the temporary suspension of foreclosures as previously discussed above as well as continuing strong sales of REO properties during the current quarter. As discussed above, we expect REO properties to continue to decrease in the near term as a result of our earlier decision to suspend foreclosures. Although we have resumed foreclosures on a limited basis in certain geographies, it will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented. Local governments and states may also require additional processes in the future which could slow the foreclosure process once fully resumed, again leading to a slowdown in growth of REO properties.

The average total loss on foreclosed properties for the three months ended June 30, 2011 increased slightly as compared to the prior quarter reflecting continued declines in home prices due in part to the continued elevated levels of foreclosed properties. The average loss on sale of REO properties improved slightly during the current quarter reflecting a lower volume of properties sold which were located in regions that have experienced the greatest deterioration in home prices in the last few years.

Results of Operations

Net interest income The following table summarizes net interest income:

					Increase
	2011		2010		(Decrease)
Three Months Ended June 30,	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$1,620	9.30%	$1,799	8.74%	$(179)	(9.9)%
Interest expense	639	3.67	807	3.92	(168)	(20.8)

Net interest income	$981	5.63%	$992	4.82%	$(11)	(1.1)%

					Increase
	2011		2010		(Decrease)
Six Months Ended June 30,	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$3,216	9.07%	$3,744	8.97%	$(528)	(14.1)%
Interest expense	1,313	3.70	1,625	3.89	(312)	(19.2)

Net interest income	$1,903	5.37%	$2,119	5.08%	$(216)	(10.2)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three and six months ended June 30, 2011 as compared to the year-ago periods. The decrease in both periods reflects lower average receivables as a result of receivable liquidation partially

HSBC Finance Corporation

offset by higher yields for all receivable products as discussed more fully below and an increase in our estimate of interest receivable relating to income tax receivables of $80 million which is recorded as a component of finance and other interest income. Higher overall receivable yields in both periods were partially offset by the negative impact of a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates.

While receivable yields vary between receivable products, during both the three and six months ended June 30, 2011 we experienced higher overall yields for all receivable products. Higher yields in our credit card receivable portfolio reflect the impact of improved credit quality as compared to the year-ago periods, partially offset by impacts of the CARD Act including periodic re-evaluations of rate increases and restrictions on repricing of delinquent accounts. Higher yields in our real estate secured and personal non-credit card receivable portfolios reflect the impact of lower levels of nonaccrual receivables as compared to the year-ago periods.

Net interest margin was 5.63 percent and 5.37 percent for the three and six months ended June 30, 2011, respectively, compared to 4.82 percent and 5.08 percent for the year-ago periods. Net interest margin during the three and six months ended June 30, 2011 were positively impacted by the increase in estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of this item, net interest margin remained higher at 5.17 percent and 5.14 percent during both the three and six month periods ended June 30, 2011, respectively, as a result of higher overall receivable yields and a lower cost of funds as a percentage of average interest-earning assets.

Significant trends affecting the comparability of net interest income and net interest margin for the three and six months ended June 30, 2011 are summarized in the following table.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011

	(dollars are in millions)

Net interest income/net interest margin from prior year	$992	4.82%	$2,119	5.08%

Impact to net interest income resulting from:
Lower receivable levels	(151)		(319)
Receivable yields:
Receivable pricing	(33)		(100)
Impact of nonperforming assets	81		162
Volume and rate impact of modified loans	18		38
Receivable mix	(49)		(140)
Interest receivable related to income tax receivables	80		80
Non-insurance investment income	-		(1)
Cost of funds	26		48
Other	17		16

Net interest income/net interest margin for current year	$981	5.63%	$1,903	5.37%

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

HSBC Finance Corporation

Provision for credit losses The following table summarizes provision for credit losses by business:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Provision for credit losses:
Credit card	$199	$278	$(79)	(28.4)%
Mortgage Services	211	305	(94)	(30.8)
Consumer Lending:
Real estate secured	328	645	(317)	(49.1)
Personal non-credit card	43	369	(326)	(88.3)

Total Consumer Lending	371	1,014	(643)	(63.4)

	$781	$1,597	$(816)	(51.1)%

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Provision for credit losses:
Credit card	$275	$479	$(204)	(42.6)%
Mortgage Services	466	760	(294)	(38.7)
Consumer Lending:
Real estate secured	763	1,232	(469)	(38.1)
Personal non-credit card	59	990	(931)	(94.0)

Total Consumer Lending	822	2,222	(1,400)	(63.0)

	$1,563	$3,461	$(1,898)	(54.8)%

Our provision for credit losses decreased significantly during the three and six months ended June 30, 2011 as compared to the year-ago periods as discussed below.

•	Provision for credit losses for our credit card receivable portfolio decreased during the three and six months ended June 30, 2011 due to lower receivable levels as a result of receivable run-off. The decrease also reflects improvement in the underlying credit quality of the portfolio including improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as customer payment rates have continued to be strong during the first half of 2011 as well as improvements in economic conditions. The impact on credit card receivable losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

•	The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased during the three and six months ended June 30, 2011 reflecting lower receivable levels as the portfolios continue to liquidate, lower dollars of delinquency and charge-off and improvements in economic conditions. The decrease also reflects lower loss severities as compared to the year-ago periods reflecting an increase in the percentage of properties added to REO inventory during the period for which we accepted a deed-in-lieu which results in lower losses compared to loans which are subject to a formal foreclosure process. These decreases were partially offset by the impact of continued high unemployment levels and lower receivable prepayments.

HSBC Finance Corporation

The decrease in the provision for credit losses also reflects lower loss estimates on TDR Loans reflecting lower volumes of TDR Loans as well as the impact of an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans. During the six months ended June 30, 2011, these decreases were partially offset by the impact of lower estimated cash flows from TDR Loans due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain on our books as a result of the temporary suspension of foreclosure activity as discussed above.

•	The provision for credit losses for our personal non-credit card receivables decreased significantly during the three and six months ended June 30, 2011 reflecting lower receivable levels as compared to the year-ago periods, lower dollars of delinquency and charge-off, improvements in economic conditions and lower reserve requirements on TDR Loans.

Net charge-off dollars totaled $1.2 billion and $2.7 billion during the three and six months ended June 30, 2011, respectively, compared to $2.5 billion and $5.2 billion during the year-ago periods. The decrease was driven by lower delinquency levels as a result of lower average receivable levels and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

Credit loss reserves at June 30, 2011 decreased as compared to March 31, 2011 and December 31, 2010 as we recorded provision for credit losses less than net charge-offs of $385 million and $1.2 billion during the three and six months ended June 30, 2011. Lower credit loss reserves reflect lower receivable levels including lower delinquency levels and lower reserve levels on TDR Loans. See “Credit Quality” for further discussion of credit loss reserves.

Other revenues The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Insurance revenue	$64	$75	$(11)	(14.7)%
Investment income	33	24	9	37.5
Derivative related income (expense)	(157)	(496)	339	68.3
Gain on debt designated at fair value and related derivatives	245	470	(225)	(47.9)
Fee income	58	32	26	81.3
Enhancement services revenue	102	101	1	1.0
Gain on receivable sales to HSBC affiliates	148	142	6	4.2
Servicing and other fees from HSBC affiliates	163	161	2	1.2
Other income	4	17	(13)	(76.5)

Total other revenues	$660	$526	$134	25.5%

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Insurance revenue	$124	$143	$(19)	(13.3)%
Investment income	58	51	7	13.7
Derivative related income (expense)	(123)	(598)	475	79.4
Gain on debt designated at fair value and related derivatives	216	603	(387)	(64.2)
Fee income	104	109	(5)	(4.6)
Enhancement services revenue	206	204	2	1.0
Gain on receivable sales to HSBC affiliates	261	258	3	1.2
Servicing and other fees from HSBC affiliates	322	335	(13)	(3.9)
Other income	17	22	(5)	(22.7)

Total other revenues	$1,185	$1,127	$58	5.1%

HSBC Finance Corporation

Insurance revenue decreased during both periods as a result of a decrease in the number of credit insurance policies in force since March 31, 2009 primarily due to the run-off of our Consumer Lending portfolio.

Investment income includes interest income on available-for-sale securities in our insurance investment portfolio as well as realized gains and losses from the sale of all investment securities. Investment income increased in both periods due to higher gains on sales of securities, partially offset by lower average balances and lower yields on money market funds.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Net realized losses	$(18)	$(72)	$(38)	$(136)
Mark-to-market on derivatives which do not qualify as effective hedges	(149)	(414)	(86)	(452)
Ineffectiveness	10	(10)	1	(10)

Total	$(157)	$(496)	$(123)	$(598)

Derivative related income (expense) decreased during the three and six months ended June 30, 2011 as compared to the year-ago periods. As previously discussed, our Consumer Lending and Mortgage Services real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At June 30, 2011, we had $11.5 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk by more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and no offsetting fair value adjustment is recorded. Of these non-qualifying hedges, $7.0 billion were longer-dated pay fixed/receive variable interest rate swaps and $4.5 billion were shorter-dated receive fixed/pay variable interest rate swaps. Market value movements for these non-qualifying hedges may be volatile during periods in which long term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets. Falling long-term interest rates during both the first half of 2011 and 2010 had a negative impact on the mark-to-market on this portfolio of swaps although the decrease in long-term interest rates was less pronounced during the first half of 2011. Overtime, we may elect to further reduce our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps. Net realized losses were lower during the first half of 2011 as a result of lower losses on terminations of non-qualifying hedges due to changes in rates during the period as well as changes in the timing of the non-qualifying hedge terminations.

During the three months ended June 30, 2011, ineffectiveness income reflects the impact of rising long-term foreign rates and falling long-term U.S. interest rates on our cross currency hedges. During the six months ended June 30, 2011, ineffectiveness income during the current quarter was partially offset by the impact of rising long-term U.S. interest rates on our cross currency hedges that occurred during the first quarter of 2011. In the year-ago periods, ineffectiveness reflects the impact of falling U.S. long-term rates on our cross currency cash flow hedges, partially offset by falling long-term foreign interest rates.

HSBC Finance Corporation

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the six months ended June 30, 2011 should not be considered indicative of the results for any future periods.

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related derivatives in the three and six months ended June 30, 2011 was driven by the impact of interest accruals on pay floating swaps reflecting the continuing low interest rate environment, and in the three month period, a widening of credit spreads. In the six month ended June 30, 2011, the gain was partially offset by the impact of overall tighter credit spreads as well as the net impact of a loss on the mark-to-market of the related derivatives and a gain in the interest rate component on the mark-to-market of the debt driven by market movements on certain debt and related derivatives which will mature in the near-term. As these items near maturity, their values are less sensitive to interest rate movements. During the three and six months ended June 30, 2010, the gain on debt designated at fair value and related derivatives reflects a widening of credit spreads during the year-ago periods as well as a decrease in long-term U.S. interest rates. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.

Fee income, which includes revenues from fee-based products such as credit cards, increased during the three months ended June 30, 2011 and decreased slightly during the year-to-date period. Both periods were negatively impacted by lower late fees due to lower volumes and lower delinquency levels, changes in customer behavior and continuing impacts from changes required by the CARD Act. However, during the three months ended June 30, 2011, these negative impacts were more than offset by lower fee charge-offs than the prior year quarter driven by improved credit quality, better roll rates and lower fees billed. In addition, overlimit fees, which significantly decreased since the implementation of certain provisions of the CARD Act which required customers to opt-in for such overlimit fees, began to increase during the three months ended June 30, 2011 as more customers have opted-in.

Enhancement services revenue, which consists of ancillary credit card revenue from products such as Account Secure Plus (debt protection) and Identity Protection Plan, were essentially flat during both periods.

We have decided to make changes in our pricing policies related to our currently marketed credit card product. In addition, we are planning other administrative changes for the credit card and private label products during the third quarter of 2011. While the impact of these changes will begin to be noted in enhancement services revenue during the second half of 2011, we anticipate a significant decrease in enhancement services revenue over time as the new products being marketed to customers reflect these pricing changes.

Gain on receivable sales to HSBC affiliates consists primarily of daily sales of private label receivable originations and certain credit card account originations to HSBC Bank USA and increased in both periods reflecting higher volumes of private label credit card receivables sold during both periods and during the three months ended June 30, 2011, higher overall premiums. The higher overall premiums during the current quarter reflect the impact of improving credit quality and repricing initiatives in certain portfolios, partially offset by lower revenues due to regulatory capital requirements. Overall premiums during the year-to-date period were essentially flat.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured, credit card and private label receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. The three months ended June 30, 2010 were impacted by a change in methodology to allocate rental expense between us and HTSU and an adjustment was made in the second quarter of 2010 to conform to this methodology for all of 2010. Excluding the impact of this item from the prior year quarter, Servicing and other fees from HSBC affiliates decreased during both the three and six months ended June 30, 2011 primarily due to lower levels of receivables being serviced for HSBC Bank USA as well as lower rental revenue from HTSU.

HSBC Finance Corporation

Other income decreased in the three and six months ended June 30, 2011 primarily due to lower gains on sales of miscellaneous commercial assets.

Operating expenses The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$125	$158	$(33)	(20.9)%
Occupancy and equipment expenses	20	14	6	42.9
Other marketing expenses	79	80	(1)	(1.3)
Real estate owned expenses	29	40	(11)	(27.5)
Other servicing and administrative expenses	382	169	213	100.0+
Support services from HSBC affiliates	295	254	41	16.1
Amortization of intangibles	34	34	-	-
Policyholders’ benefits	33	38	(5)	(13.2)

Total costs and expenses	$997	$787	$210	26.7%

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$254	$323	$(69)	(21.4)%
Occupancy and equipment expenses	44	42	2	4.8
Other marketing expenses	164	135	29	21.5
Real estate owned expenses	135	79	56	70.9
Other servicing and administrative expenses	549	387	162	41.9
Support services from HSBC affiliates	586	530	56	10.6
Amortization of intangibles	68	73	(5)	(6.8)
Policyholders’ benefits	74	80	(6)	(7.5)

Total costs and expenses	$1,874	$1,649	$225	13.6%

Salaries and employee benefits were lower during both periods as a result of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease in both periods also reflects the impact of the transfer of certain employees during the third quarter of 2010 to a subsidiary of HSBC Bank USA although this decrease was offset by an increase in support services from HSBC affiliates.

Occupancy and equipment expenses were impacted during the three and six months ended June 30, 2010 by the reduction in a lease liability of $14 million associated with an office of our Mortgage Services business which became fully subleased during the second quarter of 2010. Excluding this item from the year-ago periods, occupancy and equipment expenses decreased during the three and six months ended June 30, 2011 due to lower rental expense and utilities reflecting the impact of the continuing reduced scope of our business operations.

Other marketing expenses include payments for advertising, direct mail programs and other marketing expenditures. Other marketing expenses increased during the year-to-date period but were flat during the three months ended June 30, 2011. The increase during the year-to-date period reflects increased direct marketing mailings and new customer account originations for portions of our credit card receivable portfolio based on recent performance trends in this portfolio. However, during the three months ended June 30, 2011, we incurred lower

HSBC Finance Corporation

levels of direct marketing mailings than that experienced earlier in 2011. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

Real estate owned expenses decreased during the three months ended June 30, 2011 primarily due to lower holding costs for REO properties resulting from a significant decrease in the number of new REO properties added to inventory during the current quarter due to the temporary suspension of foreclosure activities. REO expenses increased during the six months ended June 30, 2011 as a result of an increase in the number of REO properties sold as compared to the year-ago periods, higher losses on REO properties held due to declines in home prices during the first half of 2011 and higher holding costs as compared to the year-ago period. During periods in which home prices deteriorate, the reduction in value between the date we take title to the property and when the property is ultimately sold results in higher valuation allowances during the holding period and, ultimately, higher losses at the time the property is sold.

Other servicing and administrative expenses increased during both periods as a result of an increase in legal reserves of $175 million related to increased exposure estimates on certain litigation matters. The increase in both periods also reflects a charge of $40 million relating to the impairment of certain previously capitalized software development costs which are no longer realizable as a result of the decision made by HSBC to significantly reduce new or additional investments within the Card and Retail Services platform outside of the credit card servicing platform. These increases were partially offset by the continuing reduction in the scope of our business operations and the impact of entity wide initiatives to reduce costs including lower third party collection costs as our receivable portfolios continue to run-off.

Support services from HSBC affiliates increased during the three and six months ended June 30, 2011 due to the transfer in July 2010 of certain employees to a subsidiary of HSBC Bank USA as discussed above. This increase was partially offset by lower expenses for services provided by an affiliate outside the U.S. due to a decrease in offshore personnel headcount as compared to prior year driven by cost containment measures and overall organizational restructuring.

Amortization of intangibles were flat during the three months ended June 30, 2011, but decreased during the six months ended June 30, 2011 as certain of our intangible assets became fully amortized during the first quarter of 2010.

Policyholders’ benefits decreased during the three and six months ended June 30, 2011 due to lower claims on credit insurance policies as there are fewer such policies in place primarily due to the run-off of our Consumer Lending portfolio.

Efficiency ratio Our efficiency ratio from continuing operations was 59.95 percent and 59.72 percent during the three and six months ended June 30, 2011 as compared to 50.61 percent and 49.56 percent in the year-ago periods. Our efficiency ratio in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from all periods, our efficiency ratio improved during the three months ended June 30, 2011 but deteriorated as compared to the year-ago period. The improvement during the current quarter reflects the impact of lower derivative related income (expense), partially offset by the impact of higher operating expenses due to increased legal reserves reflecting increased exposure estimates on certain litigation matters and the impairment of certain previously capitalized software development costs and slightly lower net interest income in the quarter. The deterioration during the six months ended June 30, 2011 reflects the higher operating expenses discussed above, which also included higher marketing and REO expenses in the year-to-date period, and lower net interest income, partially offset by lower derivative related income (expense).

HSBC Finance Corporation

Segment Results – IFRS Basis

We have two reportable segments: Card and Retail Services and Consumer. Our segments are managed separately and are characterized by different middle-market consumer lending products, origination processes, and locations. Our segment results are reported on a continuing operations basis.

Our Card and Retail Services segment includes our MasterCard, Visa, private label and other credit card operations. The Card and Retail Services segment offers these products throughout the United States primarily via strategic affinity and co-branding relationships, merchant relationships and direct mail. We also offer products and provide customer service through the Internet. The private label receivables, along with the General Motors and Union Privilege receivables are sold daily to HSBC Bank USA which we continue to service for a fee.

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

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no changes in measurement or composition of our segment reporting as compared with the presentation in our consolidated financial statements for the fiscal year ended December 31, 2010 included in our Current Report on Form 8-K filed with the SEC on May 27, 2011.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 13, “Business Segments,” in the accompanying consolidated financial statements as well as under the caption “Basis of Reporting” in this MD&A.

HSBC Finance Corporation

Card and Retail Services Segment The following table summarizes the IFRS Basis results for our Card and Retail Services segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$476	$552	$(76)	(13.8)%
Other operating income	466	433	33	7.6

Total operating income	942	985	(43)	(4.4)
Loan impairment charges	230	356	(126)	(35.4)

	712	629	83	13.2
Operating expenses	525	481	44	9.1

Profit (loss) before tax	$187	$148	$39	26.4%

Net interest margin, annualized	20.25%	20.54%	-	-
Efficiency ratio	55.73%	48.83%	-	-
Return (after-tax) on average assets	5.12%	3.71%	-	-
Balances at end of period:
Customer loans	$9,382	$10,430	$(1,048)	(10.0)%
Assets	9,305	9,746	(441)	(4.5)

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$965	$1,138	$(173)	(15.2)%
Other operating income	880	886	(6)	(.7)

Total operating income	1,845	2,024	(179)	(8.8)
Loan impairment charges	349	592	(243)	(41.0)

	1,496	1,432	64	4.5
Operating expenses	1,003	926	77	8.3

Profit (loss) before tax	$493	$506	$(13)	(2.6)%

Net interest margin, annualized	20.17%	20.46%	-	-
Efficiency ratio	54.36%	45.75%	-	-
Return (after-tax) on average assets	6.70%	6.32%	-	-

Our Card and Retail Services segment results were impacted in both periods by a charge of $40 million relating to the impairment of certain previously capitalized software development costs which are no longer realizable as a result of the decision made by HSBC to significantly reduce new or additional investments within the Card and Retail Services platform outside of the credit card servicing platform. Excluding this item from both periods, profit before tax in our Card and Retail Services segment was higher during the three and six months ended June 30, 2011 as compared to the year-ago periods primarily due to lower loan impairment charges and during the current quarter, higher other operating income, partially offset by lower net interest income and higher operating expenses.

Net interest income decreased during the three and six months ended June 30, 2011 primarily due to lower average loans as a result of increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and lower overall loan yields. Lower loan yields during the three and six months

HSBC Finance Corporation

ended June 30, 2011 reflect the impact of the CARD Act, including periodic re-evaluations of rate increases and restrictions on repricing of delinquent accounts. These decreases were partially offset by the impact of improved credit quality. We anticipate credit card loan yields in future periods may continue to be negatively impacted by the provisions of the CARD Act which require certain rate increases to be periodically re-evaluated. Net interest margin decreased during both periods due to the lower loan yields as discussed above.

Other operating income increased during the three months ended June 30, 2011 and decreased slightly during the year-to-date period. Both periods were negatively impacted by lower late fees due to lower volumes and lower delinquency levels, changes in customer behavior and continuing impacts from changes required by the CARD Act. However, during the three months ended June 30, 2011, these negative impacts were more than offset by lower fee charge-offs as compared to the prior year quarter driven by improved credit quality, improved roll rates and lower fees billed. In addition, overlimit fees, which significantly decreased since the implementation of certain provisions of the CARD Act which required customers to opt-in for such overlimit fees, began to increase during the three months ended June 30, 2011 as more customers have opted-in.

Operating expenses increased during both periods driven largely by the impairment of certain previously capitalized software development costs of $40 million as discussed above and higher legal expense and in the year-to-date period higher marketing and salary expense. These increases were partially offset by lower third party collection costs as our credit card loan balances have decreased and credit quality has improved. While marketing expenses were higher during the six months ended June 30, 2011, during the second quarter of 2011 we incurred lower levels of direct marketing mailings than that experienced earlier in 2011 which resulted in marketing expenses during the three months ended June 30, 2011 being essentially flat. Current marketing levels should not be considered indicative of marketing expenses for any future periods. The trend in salary expense was impacted by lower pension expense in the prior year-to-date period reflecting a one-time curtailment gain of $27 million for changes made to employees’ future benefits.

Loan impairment charges decreased during the three and six months ended June 30, 2011 as compared to the year-ago periods reflecting lower loan levels as a result of portfolio run-off. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as customer payment rates have continued to be strong during the first half of 2011. The impact on credit card loan losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior.

The efficiency ratio during the three and six months ended June 30, 2011 deteriorated driven by the decrease in net interest income as well as higher operating expenses primarily related to the impairment charge discussed above and in the year-to-date period higher marketing expenses as previously discussed.

The increase in the ROA ratio during the three and six months ended June 30, 2011 reflects the impact of lower average assets and during the three months ended June 30, 2011 higher profit before tax.

Customer loans Customer loans for our Card and Retail Services segment totaled $9.4 billion at June 30, 2011, a decrease of less than one percent since March 31, 2011 and a decrease of 8 percent since December 31, 2010. As compared to March 31, 2011, credit card receivables were essentially flat as receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts was largely offset by increases in receivables associated with new account activity. As compared to December 31, 2010, the decrease was attributable to run-off in all segments of our credit card portfolio, including seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

See “Receivables Review” for additional discussion of the decreases in our receivable portfolios.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Basis results for our Consumer segment:

			Increase
			(Decrease)
Three Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$668	$578	$90	15.6%
Other operating income	(10)	26	(36)	(100+ )

Total operating income	658	604	54	8.9
Loan impairment charges	872	1,381	(509)	(36.9)

	(214)	(777)	563	72.5
Operating expenses	226	206	20	9.7

Profit (loss) before tax	$(440)	$(983)	$543	55.2%

Net interest margin, annualized	5.05%	3.58%	-	-
Efficiency ratio	34.35%	34.11%	-	-
Return (after-tax) on average assets	(2.18)%	(3.93)%	-	-
Balances at end of period:
Customer loans	$51,915	$62,841	$(10,926)	(17.4)%
Assets	50,940	62,371	(11,431)	(18.3)

			Increase
			(Decrease)
Six Months Ended June 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$1,323	$1,156	$167	14.4%
Other operating income	(42)	31	(73)	(100+ )

Total operating income	1,281	1,187	94	7.9
Loan impairment charges	2,148	3,080	(932)	(30.3)

	(867)	(1,893)	1,026	54.2
Operating expenses	459	432	27	6.3

Profit (loss) before tax	$(1,326)	$(2,325)	$999	43.0%

Net interest margin, annualized	4.89%	3.47%	-	-
Efficiency ratio	35.83%	36.39%	-	-
Return (after-tax) on average assets	(3.18)%	(4.51)%	-	-

Our Consumer segment reported a lower loss before tax during the three and six months ended June 30, 2011 due to lower loan impairment charges and higher net interest income, partially offset by lower other operating income and higher operating expenses.

Loan impairment charges decreased significantly during the three and six months ended June 30, 2011 as discussed below.

•	Loan impairment charges for the real estate secured loan portfolios in our Consumer Lending and Mortgage Services business decreased during the three and six months ended June 30, 2011 reflecting lower loan levels as the portfolios continue to liquidate, lower dollars of delinquency and charge-off and improvements in economic conditions. The decrease also reflects lower loss severities as compared to the year-ago periods reflecting an increase in the percentage of properties added to REO inventory during the period for which we accepted a deed-in-lieu which results in lower losses compared to loans which are subject to a formal

HSBC Finance Corporation

foreclosure process. These decreases were partially offset by the impact of discounting estimated future amounts to be received on real estate loans which have been written down to net realizable value less cost to obtain and sell the collateral as well as foreclosure delays on real estate secured loans which resulted in higher reserve requirements due to the delay in the timing of estimated cash flows to be received. The decrease in loan impairment charges for real estate secured loans was also partially offset by higher reserve requirements on accrued finance charges, the impact of continued high unemployment levels and lower loan prepayments.

The decrease in loan impairment charges also reflects lower loss estimates for impaired loans reflecting lower volumes of impaired loans as well as the impact of an increase in the percentage of impaired loans that are performing due to charge-off of nonperforming impaired loans. During the six months ended June 30, 2011, these decreases were partially offset by lower estimated cash flows from these loans due to economic expectations about home prices and other changes in assumptions including the length of time these loans will remain on our books as a result of the temporary suspension of foreclosure activity as previously discussed.

•	Loan impairment charges for our personal non-credit card loans decreased significantly during the three and six months ended June 30, 2011 reflecting lower loan levels as compared to the year-ago periods, lower dollars of delinquency and charge-off, improvements in economic conditions and lower reserve requirements on impaired loans.

During the three months ended June 30, 2011, loan impairment charges were $113 million lower than net charge-offs reflecting lower loan levels and lower delinquency and charge-off levels as well as lower reserve requirements on impaired loans. During the six months ended June 30, 2011, loan impairment charges were $17 million greater than net charge-offs as the year-to-date period includes the impact of lower anticipated cash flows on impaired loans as discussed above. During the first half of 2011, we decreased credit loss reserves to $5.3 billion from $5.5 billion at December 31, 2010 reflecting lower loan levels and lower dollars of delinquency and charge-off partially offset by higher levels of impairment relating to the discounting of future cash flows related to foreclosure delays.

Net interest income increased during the three and six months ended June 30, 2011 primarily due to higher yields for real estate secured and personal non-credit card loans and lower interest expense, partially offset by lower average loan levels as a result of loan liquidation. The higher yields in our real estate secured and personal non-credit card loan portfolios reflect the impact of lower levels of nonperforming loans as well as higher amortization associated with the discounting of the estimated future cash flows associated with real estate secured loans due to the passage of time. As yields vary between loan products, overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Lower interest expense during the first half of 2011 reflects lower average borrowings. Additionally, lower interest expense in both periods also reflects changes in our internal funding strategies to better match the lives of our loan portfolio with our external funding which has resulted in lower average rates. Net interest margin increased in the three and six months ended June 30, 2011 as compared to the year-ago periods reflecting the higher loan yields as discussed above as well as a lower cost of funds as a percentage of average interest earning assets.

Other operating income decreased during the three and six months ended June 30, 2011 due to lower credit insurance commissions and higher losses on REO properties reflecting an increase in the number of REO properties sold as compared to the year-ago periods and declines in home prices during the first half of 2011.

Operating expenses during the three and six months ended June 30, 2010 were impacted by the reduction in a lease liability of $15 million associated with an office of our Mortgage Services business which became fully subleased during the second quarter of 2010. Excluding this item from the year-ago periods, operating expenses increased 2 percent and 3 percent, respectively during the three and six months ended June 30, 2010. The increase during the three months ended June 30, 2011 reflects higher legal fees, partially offset by lower holding costs on REO properties. The increase during the six months ended June 30, 2011 reflects higher legal fees, higher REO holding costs and higher pension costs, partially offset by lower third party collection costs as our receivable portfolios

HSBC Finance Corporation

continue to run-off. While holding costs on REO properties were higher in the year-to-date period, holding costs during three months ended June 30, 2011 were lower due to a significant decrease in the number of new REO properties in the current quarter due to the temporary suspension of foreclosure activities previously discussed. The trend in pension expense in the six months ended June 30, 2011 was impacted by lower pension expense in the prior year-to-date period reflecting a one-time curtailment gain of $18 million for changes made to employees’ future benefits.

The efficiency ratio was essentially flat during the three months ended June 30, 2011 as the lower other operating income and higher operating expenses as discussed above were offset by higher net interest income. The efficiency ratio improved during the six month period as the impact of higher net interest income more than offset the higher operating expenses.

ROA improved during the three and six months ended June 30, 2011 primarily due to a lower net loss as discussed above and the impact of lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
		March 31,		December 31,
	June 30,	2011		2010
	2011	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$45,757	(1,642)	(3.5)%	(3,552)	(7.2)%
Personal non-credit card	6,158	(530)	(7.9)	(1,183)	(16.1)

Total customer loans	$51,915	$(2,172)	(4.0)%	$(4,735)	(8.4)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		March 31,
	June 30,	2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Mortgage Services	$14,667	$(630)	(4.1)%	$(1,373)	(8.6)%
Consumer Lending	31,090	(1,012)	(3.2)	(2,179)	(6.5)

Total real estate secured	$45,757	$(1,642)	(3.5)%	$(3,552)	(7.2)%

Customer loans decreased to $51.9 billion at June 30, 2011 as compared to $54.1 billion at March 31, 2011 and $56.7 billion at December 31, 2010 reflecting the continued liquidation of these portfolios which will continue to decline going forward. As compared to December 31, 2010, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured loan portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves We maintain credit loss reserves to cover probable incurred losses of principal, accrued interest and fees, including late, overlimit and annual fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our

HSBC Finance Corporation

portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, the credit performance of second lien loans following more delinquent first lien loans, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

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

In establishing reserve levels, given the general decline in home prices that have occurred since 2007 in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. It is generally believed that a sustained recovery of the housing market, as well as unemployment conditions, is not expected in the near-term. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

HSBC Finance Corporation

The following table sets forth credit loss reserves for our continuing operations for the periods indicated:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Credit loss reserves	$5,325	$5,710	$6,491
Reserves as a percent of:
Receivables(1)(4)	8.75%	9.06%	9.78%
Net charge-offs(2)(3)	114.2	91.3	96.1
Two-months-and-over contractual delinquency(1)(4)	67.1	70.2	67.9
Nonperforming receivables(1)(3)(4)	85.7	87.7	88.5

(1)	These ratios are significantly impacted by changes in the level of real estate secured receivables which have been written down to the lower of cost or net realizable value less cost to sell. Real estate secured receivables which have been written down to net realizable value less cost to sell typically do not require credit loss reserves. The following table shows these ratios excluding the receivables written down to net realizable value less cost to sell:

	June 30,	March 31,	December 31,
	2011	2011	2010

Reserves as a percentage of:
Receivables	9.60%	9.89%	10.60%
Two-months-and-over contractual delinquency	143.4	143.3	121.0
Nonperforming loans	252.0	230.1	198.9

(2)	Reserves as a percent of net charge-offs for the quarter, annualized.

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

Credit loss reserves at June 30, 2011 decreased as compared to March 31, 2011 and December 31, 2010 as we recorded provision for credit losses less than net charge-offs of $385 million and $1.2 billion during the three and six months ended June 30, 2011. Credit loss reserves were lower for all products as discussed below.

•	The decrease in credit loss reserves in our credit card receivable portfolio reflects lower loss estimates due to lower receivable levels and improved credit quality including lower delinquency levels as discussed more fully below. As compared to December 31, 2010 the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

•	The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower loss estimates due to lower receivable levels as the portfolio continues to liquidate and lower dollars of delinquency as discussed more fully below. Additionally, the decrease in credit loss reserves reflects lower loss estimates on recently modified loans and as compared to December 31, 2010, seasonal improvements in our collection activities. The decrease also reflects an increase in real estate secured receivables which have been written down to net realizable value less cost to sell and, therefore, typically do not have credit loss reserves associated with them. At June 30, 2011, 12 percent of our real estate secured receivable portfolio had been written down to net realizable value less cost to sell as compared to 10 percent at December 31, 2010. Real estate secured receivables which have been written down to net realizable value less cost to sell are generally in the process of foreclosure and will remain in our receivable totals until we obtain title to the property. The decrease in credit loss reserves was partially offset by continued high unemployment levels and lower receivable prepayments.

The decrease in credit loss reserves for real estate secured receivables also reflects lower credit loss reserves for TDR Loans due to lower new TDR Loan volumes and an increase in the percentage of TDR Loans that

HSBC Finance Corporation

are performing due to charge-off of nonperforming TDR Loans. As compared to December 31, 2010, these decreases were partially offset by the impact of lower estimated cash flows from TDR Loans due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain as a result of the temporary suspension of foreclosure activities previously discussed.

•	Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower dollars of delinquency and charge-off. The decrease also reflects lower reserve requirements on personal non-credit card TDR Loans due to lower new TDR Loan volumes and an increase in the percentage of TDR Loans that are performing due to charge-off of nonperforming TDR Loans.

At June 30, 2011, approximately $5.4 billion, or 12 percent of our real estate secured receivable portfolio has been written down to net realizable value less cost to sell and, therefore, typically do not have credit loss reserves associated with them. In addition, approximately $7.3 billion of real estate secured receivables which have not been written down to net realizable value less cost to sell are considered TDR Loans and $970 million of credit card and personal non-credit card receivables are considered TDR Loans, which are reserved using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, 28 percent of our real estate secured receivable portfolio and 23 percent of our total receivable portfolio have either been written down to net realizable value less cost to sell or are reserved for using a discounted cash flow analysis.

Credit loss estimates for our credit card receivable portfolio relate to non-prime credit card receivables. Our non-prime credit card receivable product is structured for customers with low credit scores. The products have lower credit lines and are priced for higher risk. The deterioration of the housing markets in the U.S. over the past few years has affected the credit performance of our entire credit card portfolio, particularly in states which previously had experienced the greatest home price appreciation. Our non-prime credit card receivable portfolio concentration in these states is approximately proportional to the U.S. population, but a substantial majority of our non-prime customers are renters who have, on the whole, demonstrated less deterioration during the recent economic downturn. Furthermore, our lower credit scoring customers within our non-prime portfolio, which have an even lower home ownership rate, have shown the least deterioration through this stage of the economic cycle.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.

Reserves as a percentage of receivables were lower at June 30, 2011 as compared to March 31, 2011 and December 31, 2010 driven by lower dollars of delinquency for all products as discussed more fully below and by higher levels of loans carried at net realizable value less cost to sell and typically do not have credit loss reserves associated with them. Additionally, the decrease reflects lower reserves on TDR Loans as well as a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables.

Reserves as a percentage of net charge-offs at June 30, 2011 increased as compared to March 31, 2011 and December 31, 2010 as the decline in dollars of net charge-offs as discussed more fully below was at a faster pace than the decline in reserve levels.

Reserves as a percentage of two-months-and-over contractual delinquency decreased as compared to March 31, 2011 and December 31, 2010. This ratio has been significantly impacted by real estate secured receivables which are carried at net realizable value less cost to sell and typically do not require corresponding credit loss reserves. Excluding receivables carried at net realizable value less cost to sell from this ratio for all periods, reserves as a percentage of two-months-and-over contractual delinquency totaled 143.4 percent at June 30, 2011 as compared to 143.3 percent at March 31, 2011 and 121.0 percent at December 31, 2010. Reserves as a percentage of two-months-and-over contractual delinquency was essentially flat as compared to March 31, 2011 as reserve levels and dollars of delinquency decreased at the same pace during the quarter. As compared to December 31, 2010, reserves as a percentage of two-months-and-over contractual delinquency increased significantly as dollars of delinquency decreased at a faster pace than reserves due to seasonal improvements in collection activities during the first quarter of the year.

HSBC Finance Corporation

Reserves as a percentage of nonperforming loans in all periods was impacted by nonperforming real estate secured receivables carried at net realizable value less cost to sell which typically do not require corresponding credit loss reserves. Excluding receivables carried at net realizable value less cost to sell from this ratio for all periods, reserves as a percentage of nonperforming loans increased significantly as compared to March 31, 2011 and December 31, 2010 as the decreases in nonperforming loans outpaced the decreases in reserve levels. While nonperforming loan balances have decreased due to run-off, charge-off and as compared to December 31, 2010 seasonal improvements in collection activities, reserve levels have decreased at a slower pace as reserve levels take into consideration our normal seasonal trends for higher delinquency and nonperforming levels during the second half of the year.

The following table summarizes the changes in credit loss reserves by product during the three and six months ended June 2011 and 2010:

	Real Estate Secured			Personal
	First	Second	Credit	Non-Credit
	Lien	Lien	Card	Card	Total

	(in millions)

Three months ended June 30, 2011:
Balances at beginning of period	$3,167	$694	$765	$1,084	$5,710
Provision for credit losses	406	133	199	43	781
Charge-offs	(579)	(208)	(280)	(289)	(1,356)
Recoveries	9	16	50	115	190

Net charge-offs	(570)	(192)	(230)	(174)	1,166

Balance at end of period	$3,003	$635	$734	$953	$5,325

Three months ended June 30, 2010:
Balances at beginning of period	$3,879	$1,108	$1,488	$1,790	$8,265
Provision for credit losses	599	346	280	372	1,597
Charge-offs	(1,106)	(373)	(531)	(624)	(2,634)
Recoveries	12	16	57	85	170

Net charge-offs	(1,094)	(357)	(474)	(539)	(2,464)

Balance at end of period	$3,384	$1,097	$1,294	$1,623	$7,398

Six months ended June 30, 2011:
Balances at beginning of period	$3,355	$832	$978	$1,326	$6,491
Provision for credit losses	991	238	273	61	1,563
Charge-offs	(1,362)	(468)	(623)	(663)	(3,116)
Recoveries	19	33	106	229	387

Net charge-offs	(1,343)	(435)	(517)	(434)	(2,729)

Balance at end of period	$3,003	$635	$734	$953	$5,325

Six months ended June 30, 2010:
Balances at beginning of period	$3,997	$1,430	$1,816	$1,848	$9,091
Provision for credit losses	1,518	472	479	992	3,461
Charge-offs	(2,152)	(843)	(1,119)	(1,390)	(5,504)
Recoveries	21	38	118	173	350

Net charge-offs	(2,131)	(805)	(1,001)	(1,217)	(5,154)

Balance at end of period	$3,384	$1,097	$1,294	$1,623	$7,398

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

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Credit card	$406	$481	$612
Real estate secured(1)(2)(3)	7,046	7,058	8,171
Personal non-credit card	489	596	779

Total receivables	$7,941	$8,135	$9,562

Delinquency ratio:
Credit card	4.40%	5.20%	6.18%
Real estate secured(1)(2)(3)	15.45	14.95	16.56
Personal non-credit card	8.14	9.16	10.94

Total receivables	13.06%	12.92%	14.41%

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Mortgage Services:
First lien	$2,254	$2,338	$2,643
Second lien	163	184	243

Total Mortgage Services	$2,417	$2,522	$2,886

Consumer Lending:
First lien	$4,315	$4,199	$4,861
Second lien	314	337	424

Total Consumer Lending	$4,629	$4,536	$5,285

Delinquency ratio:
Mortgage Services:
First lien	17.82%	17.76%	19.12%
Second lien	8.61	9.14	11.23

Total Mortgage Services	16.62%	16.62%	18.05%

Consumer Lending::
First lien	15.39%	14.52%	16.18%
Second lien	10.41	10.79	12.81

Total Consumer Lending	14.91%	14.16%	15.85%

HSBC Finance Corporation

(2)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, ARM and stated income real estate secured receivables:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Interest-only loans	$385	$404	$423
ARM loans	1,658	1,727	1,987
Stated income loans	576	609	683
Delinquency ratio:
Interest-only loans	35.76%	33.11%	31.76%
ARM loans	25.24	24.75	26.54
Stated income loans	24.22	24.20	25.28

(3)	At June 30, 2011, March 31, 2011 and December 31, 2010, dollars of real estate secured delinquency includes $4.2 billion, $4.1 billion and $4.2 billion, respectively, of receivables that are carried at the lower of cost or net realizable value.

Dollars of delinquency decreased as compared to March 31, 2011 and December 31, 2010 for all three of our receivable products as a result of lower receivable levels as discussed above, partially offset by the continuing high unemployment levels. Additionally, as compared to December 31, 2010, the decrease in dollars of delinquency for all receivable products also reflects seasonal improvements in our collection activities during the first quarter of the year as previously discussed. Dollars of delinquency for all real estate secured receivables were negatively impacted by our temporary suspension of foreclosure activities as previously discussed as the rate at which receivables are being transferred to REO has slowed. As compared to March 31, 2011, the decrease in dollars of delinquency for real estate secured receivable was less significant as lower dollars of delinquency in our Mortgage Services business were largely offset by higher dollars of delinquency for real estate secured receivables in our Consumer Lending business. Dollars of delinquency in our Consumer Lending real estate secured receivable portfolio increased during the quarter due in part to the portfolio continuing to season.

The delinquency ratio for credit card and personal non-credit card receivables decreased as compared to March 31, 2011 and December 31, 2010 driven by the factors discussed above as dollars of delinquency declined at a faster pace than receivable levels. The delinquency ratio for real estate secured receivables increased as compared to March 31, 2011 as receivable levels decreased at a faster pace than dollars of delinquency due to the impact of our temporary suspension of foreclosure activities previously discussed, particularly in the first lien real estate secured receivable portfolio in our Consumer Lending business. As compared to December 31, 2010, the delinquency ratio for real estate secured receivables decreased as the impact of the seasonal improvements in our collection activities during the first quarter of the year resulted in dollars of delinquency for real estate secured receivables declining at a faster pace than receivable levels.

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

HSBC Finance Corporation

Net Charge-offs of Receivables The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”).

	June 30,	March 31,	June 30,
Three Months Ended(1)	2011	2011	2010

	(dollars are in millions)

Net charge-off dollars:
Continuing operations:
Credit card	$230	$287	$474
Real estate secured(2)(3)	762	1,016	1,451
Personal non-credit card	174	260	539

Total receivables – continuing operations	1,166	1,563	2,464
Discontinued operations	-	-	37

Total receivables	$1,166	$1,563	$2,501

Net charge-off ratio:
Continuing operations:
Credit card	9.94%	11.92%	18.14%
Real estate secured(2)(3)	6.59	8.43	10.47
Personal non-credit card	11.13	15.26	24.03

Total receivables – continuing operations	7.55	9.67	13.16
Discontinued operations	-	-	4.79

Total receivables	7.55%	9.67%	12.83

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	6.84	9.31	10.76%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

(2)	Real estate secured net charge-off dollars, annualized, as a percentage of average receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	June 30,	March 31,	June 30,
Three Months Ended	2011	2011	2010

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$241	$312	$451
Second lien	86	110	158

Total Mortgage Services	$327	$422	$609

Consumer Lending:
First lien	$329	$461	$642
Second lien	106	133	200

Total Consumer Lending	$435	$594	$842

Net charge-off ratio:
Mortgage Services:
First lien	7.51%	9.27%	11.45%
Second lien	17.62	21.10	24.25

Total Mortgage Services	8.83%	10.85%	13.26%

Consumer Lending:
First lien	4.63%	6.26%	7.78%
Second lien	13.78	16.63	19.73

Total Consumer Lending	5.52%	7.28%	9.09%

HSBC Finance Corporation

(3)	Net charge-off dollars and the net charge-off ratio for ARM loans are as follows:

	June 30,	March 31,	June 30,
Three Months Ended	2011	2011	2010

	(dollars are in millions)

Net charge-off dollars – ARM Loans	$172	$230	$325
Net charge-off ratio – ARM Loans	10.18%	12.74%	14.59%

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower dollars of delinquency as a result of lower receivable levels, lower levels of personal bankruptcy filings and for real estate secured receivables the impact of our temporary suspension of foreclosure activities as previously discussed. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. Dollars of net charge-offs for real estate secured receivables decreased significantly as compared to both March 31, 2011 and December 31, 2010 reflecting the impact of the continuing decreases in dollars of delinquency we have experienced since the second quarter of 2010 as fewer accounts are migrating to charge-off due to lower receivable levels, improvements in the volume of loans which flow into late stage delinquency and the impact of our temporary suspension of foreclosure activities because once the foreclosure process commences a higher payment is required for an account to be re-aged. Lower dollars of net charge-offs for real estate secured receivables also reflect an increase in the number of deed-in-lieu accepted which results in lower losses compared to loans which are subject to a formal foreclosure process. As compared to the prior year quarter, the decrease for all receivable products also reflects improvements in economic conditions.

The net charge-off ratio for total receivables from continuing operations decreased 212 basis points as compared to the prior quarter and 561 basis points as compared to the prior year quarter. The decrease in both periods reflects lower dollars of net charge-offs as discussed above which outpaced the decrease in average receivables.

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables decreased as compared to both the prior quarter and prior year quarter due to lower dollars of net charge-offs and REO expenses as a result of our temporary suspension of foreclosure activities partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

Nonperforming Assets Nonperforming assets (including receivables held for sale) are summarized in the following table:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(dollars are in millions)

Nonperforming receivables:
Credit card (accruing receivables 90 or more days delinquent)(1)	$280	$353	$447
Nonaccrual receivable portfolios(2):
Real estate secured(3)(4)	5,619	5,749	6,360
Personal non-credit card	320	415	530

Total nonperforming receivables	6,219	6,517	7,337
Real estate owned	588	847	962

Total nonperforming assets	$6,807	$7,364	$8,299

Credit loss reserves as a percent of nonperforming receivables(5)	85.7%	87.7%	88.5%

(1)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

(2)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

HSBC Finance Corporation

(3)	Nonaccrual real estate secured receivables, including receivables held for sale, are comprised of the following:

	June 30,	March 31,	December 31,
	2011	2011	2010

		(in millions)

Real estate secured:
Closed-end:
First lien	$5,302	$5,382	$5,910
Second lien	215	257	320
Revolving:
First lien	6	6	6
Second lien	96	104	124

Total real estate secured	$5,619	$5,749	$6,360

(4)	At June 30, 2011, March 31, 2011 and December 31, 2010, non-accrual real estate secured receivables include $4.1 billion, $4.0 billion and $4.1 billion, respectively, of receivables that are carried at net realizable value less cost to sell.

(5)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of cost or fair value with no corresponding credit loss reserves.

The decrease in total nonperforming receivables since March 31, 2011 and December 31, 2010 reflects the impact of lower dollars of delinquency as well as the impact of lower receivable levels. The decrease in nonperforming real estate secured receivables was partially offset by the impact of our temporary suspension of foreclosures as previously discussed. Real estate secured nonaccrual loans include stated income loans at our Mortgage Services business of $481 million, $509 million and $557 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.

As discussed more fully below, we have numerous account management policies and practices to assist our customers in accordance with their individual needs, including either temporarily or permanently modifying loan terms. Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserve estimates. See Note 17, “New Accounting Pronouncements,” for additional discussion on reporting changes for TDR Loans which will become effective in the third quarter of 2011.

The following table summarizes TDR Loans that are shown as nonperforming receivables in the table above:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(in millions)

Real estate secured	$1,679	$1,711	$1,825
Credit card	10	14	20
Personal non-credit card	57	72	90

Total	$1,746	$1,797	$1,935

For additional information related to TDR Loans, see Note 5, “Receivables,” to our accompanying consolidated financial statements.

Customer Account Management Policies and Practices Currently, we utilize the following account management actions:

•	Modification – Management action that results in a change to the terms and conditions of the loan either temporarily or permanently without changing the delinquency status of the loan. Modifications may include changes to one or more terms of the loan including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal.

•	Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the loan. If an

HSBC Finance Corporation

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

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 365,400 real estate secured loans with an aggregate outstanding receivable balance of $42.7 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below and a proactive ARM reset modification program which is more fully described in our 2010 Form 10-K. These totals include approximately 77,300 real estate secured loans with an outstanding receivable balance of $11.6 billion that have received two or more modifications since January 2007 and, therefore, may be classified as TDR Loans. The

HSBC Finance Corporation

following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
		Balance at Time of
	Number	Account Modification
Status as of June 30, 2011	of Loans	Action

Current or less than 30-days delinquent	41%	40%
30- to 59-days delinquent	7	7
60-days or more delinquent	15	19
Paid-in-full	8	7
Charged-off, transferred to real estate owned or sold	29	27

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

	Number of Accounts(1)		Outstanding Receivable Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

June 30, 2011:
Collection re-age only	91.1	29.9	$7,738	$2,630
Modification only(2)	9.5	6.0	1,031	664
Modification re-age	67.2	44.8	8,019	5,281

Total loans modified and/or re-aged(3)	167.8	80.7	$16,788	$8,575

March 31, 2011:
Collection re-age only	91.1	30.7	$7,763	$2,718
Modification only(2)	10.1	6.6	1,112	745
Modification re-age	67.6	45.5	8,166	5,455

Total loans modified and/or re-aged(3)	168.8	82.8	$17,041	$8,918

December 31, 2010:
Collection re-age only	90.0	32.0	$7,707	$2,843
Modification only(2)	11.8	7.6	1,340	868
Modification re-age	67.2	46.8	8,222	5,683

Total loans modified and/or re-aged(3)	169.0	86.4	$17,269	$9,394

(1)	Loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications are considered troubled debt restructurings for purposes of determining loss reserves. For additional information related to our troubled debt restructurings, see Note 5, “Receivables,” in the accompanying consolidated financial statements.

(2)	Includes loans that have been modified under a proactive ARM reset modification program which is fully described in our 2010 Form 10-K.

HSBC Finance Corporation

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

	Number of Accounts		Outstanding Receivable Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

June 30, 2011:
Current or less than 30-days delinquent	67%	66%	65%	67%
30- to 59-days delinquent	11	9	11	9
60-days or more delinquent	22	25	24	24

	100%	100%	100%	100%

March 31, 2011:
Current or less than 30-days delinquent	70%	67%	67%	67%
30- to 59-days delinquent	9	8	10	9
60-days or more delinquent	21	25	23	24

	100%	100%	100%	100%

December 31, 2010:
Current or less than 30-days delinquent	65%	63%	62%	63%
30- to 59-days delinquent	11	10	12	11
60-days or more delinquent	24	27	26	26

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan (net of any charge-offs recorded to reduce receivables to their net realizable value less cost to sell in accordance with our existing charge-off policies) excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

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

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program

HSBC Finance Corporation

required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. By late 2009 and continuing into 2011, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term, the continued seasoning of a liquidating portfolio and, beginning in the second quarter of 2010, the requirement to receive two qualifying payments in 60 days before an account will be modified. Modification volumes will also be lower going forward as we are no longer originating real estate secured receivables. We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our long-standing home preservation programs provide more meaningful assistance to our customers.

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

The following table summarizes loans modified during the six months ended June 30, 2011 and 2010, some of which may have also been re-aged:

			Outstanding Receivable Balance
	Number of Accounts		at Time of Modification
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in billions)

Foreclosure avoidance programs(1)(2):
Six months ended June 30, 2011	10.3	8.4	$1.5	$1.1
Six months ended June 30, 2010	15.8	10.7	2.4	1.5

(1)	Includes all loans modified during the six months ended June 30, 2011 and 2010 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

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

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2011	2011	2010	2010	2010

Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	336	340	333	341	339
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.1%	27.2%	25.4%	27.6%	27.3%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion, $1.1 billion, $1.2 billion, $1.2 billion and $1.3 billion as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.

Re-age programs Our policies and practices include various criteria for an account to qualify for re-aging, but do not, however, require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. It is our practice to defer past due interest on re-aged real estate secured and personal non-credit card accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the state attorneys general.

We continue to monitor and track information related to accounts that have been re-aged. At June 30, 2011, approximately 90 percent of all re-aged receivables are real estate secured products, which in general have less loss severity exposure because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

Re-age Table(1)(2)(3)(4)

	June 30,	March 31,	December 31,
	2011	2011	2010

Never re-aged	58.1%	58.4%	59.3%
Re-aged:
Re-aged in the last 6 months	10.8	12.3	10.5
Re-aged in the last 7-12 months	10.0	8.5	10.0
Previously re-aged beyond 12 months	21.1	20.8	20.2

Total ever re-aged	41.9	41.6	40.7

Total	100.0%	100.0%	100.0%

HSBC Finance Corporation

Re-aged by Product(1)(2)(3)(4)

	June 30,		March 31,		December 31,
	2011		2011		2010

	(dollars are in millions)

Real estate secured(5)	$23,053	50.6%	$23,570	49.9%	$24,125	48.9%
Credit card	344	3.7	376	4.1	412	4.2
Personal non-credit card	2,189	36.4	2,360	36.3	2,565	36.0

Total	$25,586	41.9%	$26,306	41.6%	$27,102	40.7%

(1)	The tables above include both Collection Re-ages and Modification Re-ages, as discussed above.

(2)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans, as well as any charge-offs recorded to reduce receivables to their net realizeable value less cost to sell in accordance with our existing charge-off policies.

(3)	Excludes commercial and other.

(4)	The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At June 30, 2011, March 31, 2011 and December 31, 2010, the unpaid principal balance of re-ages without receipt of a payment totaled $772 million, $754 million and $737 million, respectively.

(5)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	June 30,	March 31,	December 31,
	2011	2011	2010

	(in millions)

Mortgage Services	$8,258	$8,552	$8,914
Consumer Lending	14,795	15,018	15,211

Total real estate secured	$23,053	$23,570	$24,125

The overall decrease in dollars of re-aged loans during the second quarter of 2011 reflects the lower delinquency and receivable levels as discussed above. At June 30, 2011, March 31, 2011 and December 31, 2010, $6.1 billion (24 percent of total re-aged loans in the Re-age Table), $6.1 billion (23 percent of total re-aged loans in the Re-age Table) and $7.1 billion (26 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

HSBC Finance Corporation

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of June 30, 2011 and December 31, 2010 as well as the unemployment rate for these states for June 2011.

				Percent of
	Percentage of Portfolio Receivables at June 30, 2011			Total Receivables		Unemployment
	Credit	Real Estate		June 30,	December 31,	Rates for
	Cards	Secured	Other	2011	2010	June 2011(1)

California	10.5%	9.7%	5.4%	9.4%	9.6%	11.8%
New York	7.4	7.1	6.8	7.1	7.0	8.0
Florida	6.7	6.1	5.7	6.1	6.3	10.6
Pennsylvania	4.3	6.1	6.6	5.8	5.7	7.6
Ohio	4.2	5.5	6.2	5.4	5.4	8.8

(1)	The U.S. national unemployment rate for June 2011 was 9.2 percent.

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

Debt due to affiliates and other HSBC related funding is summarized in the following table:

	June 30,	December 31,
	2011	2010

	(in billions)

Due to HSBC affiliates(1)	$8.2	$8.3

Debt outstanding to HSBC clients:
Euro commercial paper	.5	.4
Term debt	.1	.3

Total debt outstanding to HSBC clients	.6	.7
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	7.5	8.4
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	12.8	14.4
Real estate secured receivable activity with HSBC Bank USA (cumulative):
Cash received on sales	3.7	3.7
Direct purchases from correspondents	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.5)	(6.4)

Total real estate secured receivable activity with HSBC Bank USA (cumulative)	1.4	1.5

Cash received from sale of U.K. and Canadian operations to HSBC affiliates	3.4	3.4
Capital contributions by HINO (cumulative)	8.8	8.8
Issuance of Series C Preferred Stock to HINO	1.0	1.0

Total HSBC related funding	$43.7	$46.5

(1) At June 30, 2011 and December 31, 2010, due to HSBC affiliates includes $443 million and $436 million, respectively, carried at fair value.

HSBC Finance Corporation

At June 30, 2011 and December 31, 2010, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 17 percent and 16 percent of our total debt and preferred stock funding, respectively.

We have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At June 30, 2011 and December 31, 2010, there were no balances outstanding under either of these facilities. Additionally, at June 30, 2011 and December 31, 2010, we have a committed back-up line of credit totaling $2.0 billion with an HSBC affiliate. At June 30, 2011 and December 31, 2010, there were no balances outstanding under the back-up line of credit.

We have derivative contracts with a notional value of $45.4 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2011 and $49.9 billion, or approximately 99 percent, at December 31, 2010.

Interest Bearing Deposits with Banks and Other Short-Term Investments Interest bearing deposits with banks totaled $1.0 billion at both June 30, 2011 and December 31, 2010, respectively. Securities purchased under agreements to resell totaled $2.8 billion and $4.3 billion at June 30, 2011 and December 31, 2010, respectively. The decrease in the amount of short-term investments primarily reflects higher debt maturities and calls during the current quarter, partially offset by the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties and an increase in collateral required from counterparties under our derivative agreements.

Commercial paper totaled $3.7 billion and $3.2 billion at June 30, 2011 and December 31, 2010, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $510 million and $450 million at June 30, 2011 and December 31, 2010, respectively. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

In April 2011, we refinanced all of our third party back-up lines, totaling $4.3 billion, into a new $4.0 billion credit facility, split evenly between tenors of 364 days and three years. As a result, we have committed back-up lines of credit totaling $6.0 billion at June 30, 2011 compared to $6.3 billion at March 31, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, one of these facilities totaling $2.0 billion was with an HSBC affiliate to support our issuance of commercial paper.

Long-term debt decreased to $47.8 billion at June 30, 2011 from $54.6 billion at December 31, 2010. The following table summarizes issuances and repayments of long-term debt for continuing operations during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

	(in millions)

Long-term debt issued	$65	$234	$227	$353
Long-term debt retired	(4,550)	(2,266)	(7,656)	(4,625)

Net long-term debt retired	$(4,485)	$(2,032)	$(7,429)	$(4,272)

The long-term debt issued during the first half of 2011 relates to InterNotessm (retail-oriented medium-term notes).

We have secured conduit credit facilities with commercial banks which provide for secured financings of receivables on a revolving basis totaling $650 million at both June 30, 2011 and December 31, 2010. At both June 30, 2011 and December 31, 2010, $455 million was available under these facilities. These facilities will mature in the second quarter of 2012 and are renewable at the banks’ option.

During the second quarter of 2011, we decided to call $600 million of retail medium-term notes. This transaction will be completed during July 2011. This transaction will be funded through a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of June 30, 2011, there were no amounts outstanding under this loan agreement.

HSBC Finance Corporation

Secured financings issued under our current conduit credit facilities as well as secured financings previously issued under public trusts of $3.8 billion at June 30, 2011 are secured by $5.9 billion of closed-end real estate secured and credit card receivables. Secured financings of $4.1 billion at December 31, 2010 were secured by $6.3 billion of closed-end real estate secured and credit card receivables. The following table shows by product type the receivables which secure our secured financings:

	June 30,	December 31,
	2011	2010

	(in billions)

Real estate secured	$5.6	$5.9
Credit card	.3	.4

Total	$5.9	$6.3

Common Equity During the first half of 2011, HINO did not make any capital contribution to us. However, until we return to profitability, we may be dependent upon additional capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that they remain fully committed and have the capacity to continue that support.

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

Selected capital ratios are summarized in the following table:

	June 30,	December 31,
	2011	2010

Tangible common equity to tangible assets(1)	8.10%	7.37%
Common and preferred equity to total assets	10.88	10.09

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below do not necessarily represent future cash requirements at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

	(in billions)

Private label and credit cards(1)(2)	$101.1	$99.2
Other consumer lines of credit	.6	.5

Open lines of credit	$101.7	$99.7

(1)	Amounts at June 30, 2011 include open lines of credit totaling $90.1 billion related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to June 30, 2011 and December 31, 2010.

HSBC Finance Corporation

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the table that follows.

		Estimated
	Actual	July 1
	January 1	through
	through	Decem-			Estimated
	June 30,	ber 31,			Full Year
	2011	2011			2011

	(in billions)

Funding needs:
Net asset growth/(attrition)(1)	$(2)	$(2)	-	0	$(4)	-	(2)
Commercial paper maturities	3	0	-	0	3	-	3
Term debt maturities	8	5	-	6	13	-	14
Secured financing maturities	-	1	-	2	1	-	2

Total funding needs	$9	$4	-	8	$13	-	17

Funding sources:
Commercial paper issuances	$4	$0	-	1	$4	-	5
Short term investment	2	2	-	2	4	-	4
Term debt issuances	-	0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	-	0	-	1	0	-	1
Other(2)	3	2	-	3	5	-	6

Total funding sources	$9	$4	-	8	$13	-	17

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

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

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2011 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2011 and December 31, 2010, our Level 3 instruments recorded at fair value on a recurring basis include $33 million and $24 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of June 30, 2011 and December 31, 2010, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $5 million and $4 million, respectively.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011 and 2010.

Transfers Between Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at June 30, 2011 and December 31, 2010 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three and six months ended June 30, 2011, we transferred $1 million and $1 million, respectively, of asset-back securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above which was partially offset by the transfer of $13 million and $15 million, respectively, from Level 2 to Level 3 of individual corporate debt securities and asset-backed securities which met one or both of the conditions described above. During the three and six months ended June 30, 2010, we transferred $7 million and $27 million, respectively, of U.S. government sponsored enterprises and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $2 and $12 million, respectively, from Level 2 to Level 3 of U.S. government sponsored enterprises, corporate debt securities and asset-backed securities which met one or both of the conditions described above.

We reported a total of $33 million and $24 million of available-for-sale securities, or approximately 1 percent and 1 percent of our securities portfolio as Level 3 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis were 1 percent and 1 percent, respectively.

HSBC Finance Corporation

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

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $17 million and $33 million at June 30, 2011 and December 31, 2010, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $2.8 billion and $2.5 billion at June 30, 2011 and December 31, 2010, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

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

HSBC Finance Corporation

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

The following summarizes our credit ratings at June 30, 2011 and December 31, 2010:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of June 30, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A+
As of December 31, 2010:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A+

As of June 30, 2011, there were no pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above. Standard & Poor’s Corporation has announced it is considering a revised criteria for assessment of parent company support in setting the Issuer Credit Ratings for banks. The final form of the revised criteria, which may be effective by year-end, could result in a negative change to the Standard & Poor’s Corporation credit rating for HSBC Finance Corporation.

There have been no significant changes in our approach to liquidity risk management since December 31, 2010.

Market Risk Management HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At June 30, 2011 and December 31, 2010, our absolute PVBP limit was $5.50 million and $8.20 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at June 30, 2011 and December 31, 2010 dictated that the value of the balance sheet could not increase or decrease by more than $5.50 million or $8.20 million, respectively. During the second quarter of 2011, the PVBP limit was decreased after we performed a comprehensive review of the projected cash flows to be generated by our remaining real estate secured receivable portfolio. The results of this analysis indicated a reduction in the average life of the real estate secured receivable cash flows and a corresponding decrease in our reported PVBP position, which we concluded would be sustainable for the foreseeable future.

The following table shows the components of our absolute PVBP position at June 30, 2011 and December 31, 2010 broken down by currency risk:

	June 30,	December 31,
	2011	2010

	(in millions)

USD	$1.746	$6.351
JPY	0.132	.132

Absolute PVBP risk	$1.878	$6.483

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2011 and 2010 a declining balance sheet and the current interest rate risk profile. These estimates include the impact

HSBC Finance Corporation

on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The following table summarizes such estimated impact:

	June 30,	December 31,
	2011	2010

	(in millions)

Decrease in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$12	$38
Increase in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	41	43

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

Compliance Risk Management There has been no significant change in our approach to compliance risk management since December 31, 2010. However, as a result of the Servicing Consent Orders, we have submitted plans and continue to review related areas to address the deficiencies noted in the joint examination and described in the consent orders.

Reputational Risk Management There has been no significant change in our approach to reputational risk management since December 31, 2010.

Strategic Risk Management There has been no significant change in our approach to strategic risk management since December 31, 2010.

HSBC Finance Corporation

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	June 30,	December 31,
	2011	2010

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$6,074	$6,145
Exclude:
Fair value option adjustment	(346)	(453)
Unrealized (gains) losses on cash flow hedging instruments	515	575
Unrealized (gains) losses on investments	(70)	(74)
Intangible assets	(537)	(605)

Tangible common equity	$5,636	$5,588

Tangible shareholders’ equity:
Tangible common equity	$5,636	$5,588
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$8,211	$8,163

Tangible assets:
Total assets	$70,325	$76,532
Exclude:
Intangible assets	(537)	(605)
Derivative financial assets	(203)	(75)

Tangible assets	$69,585	$75,852

Equity ratios:
Common and preferred equity to total assets	10.88%	10.09%
Tangible common equity to tangible assets	8.10	7.37
Tangible shareholders’ equity to tangible assets	11.80	10.76

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation and Regulatory Matters in Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 50 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 6. Exhibits

Exhibits included in this Report:

12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document(1),(2)
101	.SCH	XBRL Taxonomy Extension Schema Document(1),(2)
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1),(2)
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1),(2)
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document(1),(2)
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1),(2)

(1)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(2)	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices  93
Assets:
       by business segment  39
       fair value of financial assets  44
       fair value measurements  43
       nonperforming  16, 92
Balance sheet (consolidated)  4
Basel II  64
Basis of reporting  65
Business:
       consolidated performance review  58
       focus  57
Capital:
       2011 funding strategy  103
       common equity movements  102
       consolidated statement of changes  5
       selected capital ratios  102
Cards and Retail Services business segment  37, 80
Cash flow (consolidated)  6
Cautionary statement regarding forward-looking
       statements  55
Compliance risk  108
Consumer business segment  37, 82
Controls and procedures  110
Credit quality  84
Credit risk:
       concentration  19, 100
       management  106
Current environment  55
Deferred tax assets  31
Derivatives:
       cash flow hedges  24
       fair value hedges  24
       income (expense)  75
       non-qualifying hedges  25
       notional value  27
Discontinued operations  7
Equity:
       consolidated statement of changes  5
       ratios  102
Equity securities available-for-sale  11
Estimates and assumptions  7
Executive overview  55
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis  45
       assets and liabilities recorded at fair value on a
          non-recurring basis  47
       control over valuation process  103
       financial instruments  44
       hierarchy  104
       transfers into/out of level one and
          two  46, 105
       transfers into/out of level two and
          three  46, 105
       valuation techniques  48
Fee income  76
Financial highlights metrics  62
Financial liabilities:
       designated at fair value  28
       fair value of financial liabilities  45
Forward looking statements  55
Funding  63, 100
Gain (loss) on debt designated at fair value and
  related derivatives  28, 76
Geographic concentration of receivables  100
Impairment:
       available-for-sale securities  12
       credit losses  20, 59, 73
       nonperforming receivables  16, 92
Income tax expense  29
Insurance:
       policyholders benefits expense  78
       revenue  75
Intangible assets  22
Internal control  110
Interest income:
       net interest income  71
       sensitivity  108
Key performance indicators  62
Legal proceedings  50
Liabilities:
       commercial paper  101
       commitments, lines of credit  101
       financial liabilities designated at
          fair value  28
       long-term debt  101
Liquidity and capital resources  100
Liquidity risk  106
Litigation and regulatory matters  50
Loans and advances — see Receivables
Loan impairment charges — see Provision for
       credit losses
Market risk  107
Market turmoil — see Current Environment
Mortgage lending products  15, 68
Net interest income  71
New accounting pronouncements  53
Operating expenses  77
Operational risk  108
Other revenues  74
Pension and other postretirement benefits  32
Performance, developments and trends  58

HSBC Finance Corporation

Profit (loss) before tax:
       by segment — IFRSs management basis  39
       consolidated  3
Provision for credit losses  59, 73
Ratios:
       capital  102
       charge-off (net)  91
       credit loss reserve related  86
       delinquency  89
       earnings to fixed charges — Exhibit 12
       efficiency  62, 78
       financial  62
Re-aged receivables  98
Real estate owned  70
Receivables:
       by category  15, 68
       by charge-off (net)  91
       by delinquency  89
       geographic concentration  100
       modified and/or re-aged  95
       nonperforming  16, 92
       overall review  68
       risk concentration  19, 100
       troubled debt restructures  17, 61, 93
Reconciliation to U.S. GAAP financial measures  109
Reconciliation of U.S. GAAP results to IFRSs  65
Refreshed loan-to-value  70
Related party transactions  32
Reputational risk  108
Results of operations  71
Risk elements in the loan portfolio by product  19
Risk management:
       credit  106
       compliance  108
       liquidity  106
       market  107
       operational  108
       reputational  108
       strategic  108
Securities:
       fair value  11, 44
       maturity analysis  14
Segment results — IFRSs management basis:
       card and retail services  39, 80
       consumer  39, 82
       “All Other” grouping  39
       overall summary  37, 79
Selected financial data  62
Sensitivity:
       projected net interest income  108
Statement of changes in shareholders’ equity  5
Statement of changes in comprehensive income
       (loss)  5
Statement of income (loss)  3
Strategic initiatives and focus  9, 57
Strategic risk  108
Table of contents  2
Tangible common equity to tangible managed
       assets  102
Tax expense  29
Troubled debt restructures  17, 61, 93
Variable interest entities  42

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION
(Registrant)

/s/  MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

Date: August 1, 2011

Exhibit Index

12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document(1),(2)
101	.SCH	XBRL Taxonomy Extension Schema Document(1),(2)
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1),(2)
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1),(2)
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document(1),(2)
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1),(2)

(1)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of June 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(2)	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.