Form 10-Q
period 2011-09-30
HSBC Finance Corp
filed 2011-11-09
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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

As of October 31, 2011, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Finance and other interest income	$1,019	$1,226	$3,239	$3,817
Interest expense on debt issued to:
HSBC affiliates	44	33	119	107
Non-affiliates	523	651	1,712	2,123

Interest expense	567	684	1,831	2,230

Net interest income	452	542	1,408	1,587
Provision for credit losses	2,182	1,305	3,473	4,290

Net interest loss after provision for credit losses	(1,730)	(763)	(2,065)	(2,703)

Other revenues:
Insurance revenue	64	69	188	213
Investment income	33	24	91	75
Derivative related income (expense)	(913)	(374)	(1,036)	(972)
Gain on debt designated at fair value and related derivatives	792	(1)	1,008	602
Servicing and other fees from HSBC affiliates	4	7	18	30
Other income	4	27	21	52

Total other revenues	(16)	(248)	290	-

Operating expenses:
Salaries and employee benefits	42	61	146	213
Occupancy and equipment expenses, net	14	18	43	39
Real estate owned expenses	38	75	174	154
Other servicing and administrative expenses	56	73	358	262
Support services from HSBC affiliates	85	77	258	197
Policyholders’ benefits	37	36	111	116

Total operating expenses	272	340	1,090	981

Loss from continuing operations before income tax	(2,018)	(1,351)	(2,865)	(3,684)
Income tax benefit	689	479	1,154	1,334

Loss from continuing operations	(1,329)	(872)	(1,711)	(2,350)

Discontinued Operations (Note 2):
Income from discontinued operations before income tax	372	184	861	732
Income tax expense	(104)	(64)	(280)	(257)

Income from discontinued operations	268	120	581	475

Net loss	$(1,061)	$(752)	$(1,130)	$(1,875)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30,	December 31,
	2011	2010

	(in millions,
	except share data)

Assets
Cash	$227	$166
Interest bearing deposits with banks	12	1,016
Securities purchased under agreements to resell	2,875	4,311
Securities available-for-sale	3,658	3,371
Receivables, net (including $5.4 billion and $5.9 billion at September 30, 2011 and December 31, 2010, respectively, collateralizing long-term debt)	45,157	52,338
Receivables held for sale	-	4
Properties and equipment, net	91	101
Real estate owned	371	962
Derivative financial assets	3	75
Deferred income taxes, net	3,176	2,779
Other assets	1,598	1,380
Assets of discontinued operations	10,158	10,628

Total assets	$67,326	$77,131

Liabilities
Debt:
Due to affiliates (including $425 million and $436 million at September 30, 2011 and December 31, 2010, respectively, carried at fair value)	$8,741	$8,255
Commercial paper	4,303	3,156
Long-term debt (including $16.0 billion and $20.8 billion at September 30, 2011 and December 31, 2010 carried at fair value and $3.4 billion and $3.9 billion at September 30, 2011 and December 31, 2010, respectively, collateralized by receivables)	43,179	54,405

Total debt	56,223	65,816

Insurance policy and claim reserves	989	982
Derivative related liabilities	275	2
Liability for postretirement benefits	259	265
Other liabilities	1,564	1,315
Liabilities of discontinued operations	1,077	1,031

Total liabilities	60,387	69,411

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 67 and 66 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Additional paid-in capital	23,727	23,321
Accumulated deficit	(17,911)	(16,685)
Accumulated other comprehensive loss	(452)	(491)

Total common shareholder’s equity	5,364	6,145

Total shareholders’ equity	6,939	7,720

Total liabilities and shareholders’ equity	$67,326	$77,131

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2011	2010

	(in millions)

Preferred stock
Balance at beginning and end of period	$1,575	$575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	23,321	23,119
Capital contribution from parent	400	200
Employee benefit plans, including transfers and other	6	3

Balance at end of period	23,727	23,322

Accumulated deficit
Balance at beginning of period	(16,685)	(14,732)
Net loss	(1,130)	(1,875)
Dividends:
Preferred stock	(96)	(27)

Balance at end of period	(17,911)	(16,634)

Accumulated other comprehensive loss
Balance at beginning of period	(491)	(583)
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	4	(115)
Securities available-for-sale, not other-than-temporarily impaired	40	89
Other-than-temporarily impaired debt securities available-for-sale(1)	(1)	2
Postretirement benefit plan adjustment, net of tax	1	(8)
Foreign currency translation adjustments	(5)	(2)

Other comprehensive income (loss), net of tax	39	(34)

Balance at end of period	(452)	(617)

Total common shareholder’s equity at end of period	$5,364	$6,071

Comprehensive loss
Net loss	$(1,130)	$(1,875)
Other comprehensive income (loss)	39	(34)

Comprehensive loss	$(1,091)	$(1,909)

(1)	During the nine months ended September 30, 2011 and 2010, other-than-temporary impairment (“OTTI”) losses on available-for-sale securities recognized in other revenues and in accumulated other comprehensive income related to the non-credit component were nominal.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2011	2010

	(in millions)

Cash flows from operating activities
Net loss	$(1,130)	$(1,875)
Income from discontinued operations	581	475

Loss from continuing operations	(1,711)	(2,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	3,473	4,290
Loss on sale of real estate owned, including lower of amortized cost or market adjustments	83	50
Insurance policy and claim reserves	(13)	(44)
Depreciation and amortization	13	20
Mark-to-market on debt designated at fair value and related derivatives	(534)	5
Sales and collections on loans held for sale	(1)	2
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(140)	(316)
Net change in other assets	(631)	2,464
Net change in other liabilities	241	75
Lower of amortized cost or fair value on receivables held for sale	-	(2)
Other, net	227	376

Cash provided by operating activities-continuing operations	1,007	4,570
Cash provided by operating activities-discontinued operations	1,530	2,022

Net cash provided by operating activities	2,537	6,592

Cash flows from investing activities
Securities:
Purchased	(970)	(694)
Matured	208	302
Sold	809	137
Net change in short-term securities available-for-sale	(260)	163
Net change in securities purchased under agreements to resell	1,436	(1,945)
Net change in interest bearing deposits with banks	1,004	(1)
Receivables:
Net collections	2,772	3,435
Proceeds from sales of real estate owned	1,271	964
Purchases of properties and equipment	(1)	(8)

Cash provided by investing activities-continuing operations	6,269	2,353
Cash provided by investing activities-discontinued operations	(375)	3,994

Net cash provided by investing activities	5,894	6,347

Cash flows from financing activities
Debt:
Net change in commercial paper	1,147	(1,234)
Net change in due to affiliates	498	(735)
Long-term debt issued	245	459
Long-term debt retired	(10,488)	(11,577)
Insurance:
Policyholders’ benefits paid	(69)	(60)
Cash received from policyholders	49	49
Capital contribution from parent	400	200
Shareholders’ dividends	(96)	(27)

Net cash used in financing activities-continuing operations	(8,314)	(12,925)
Net cash used in financing activities-discontinued operations	-	(151)

Net cash used in financing activities	(8,314)	(13,076)

Net change in cash	117	(137)
Cash at beginning of period(1)	175	311

Cash at end of period(2)	$292	$174

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$763	$1,330
Transfer of receivables to held for sale	8,620	2,910
Extinguishment of indebtedness related to receivable sales	-	(431)

(1)	Cash at beginning of period includes $9 million and $142 million for discontinued operations as of January 1, 2011 and January 1, 2010, respectively.

(2)	Cash at end of period includes $65 million and $40 million for discontinued operations as of September 30, 2011 and September 30, 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with a liquidating business under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund our operations.

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

During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of troubled debt restructurings as well as for recording impairment. This new Accounting Standards Update also made effective new disclosure requirements for troubled debt restructurings. See Note 5, “Receivables,” and Note 16, “New Accounting Pronouncements,” for further details and related impacts.

2.	Discontinued Operations

Card and Retail Services In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, agreed to sell its Card and Retail Services business, which includes both our credit card and private label operations, to Capital One Financial Group (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale will include real estate and

HSBC Finance Corporation

certain other assets and liabilities which will be sold at book value or, in the case of real estate, appraised value at the date of closing. The total consideration paid to HSBC may be paid in cash or a combination of cash and common stock to a maximum of $750 million of common stock (to be priced at $39.23 per share) at the option of Capital One. Based on balances at September 30, 2011, the total consideration that would be allocated to us would be approximately $12.5 billion, including a premium of approximately $3.0 billion. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon will be sold or transferred to Capital One, although we may enter into site-sharing arrangements for certain of these locations for a period of time. We also expect to transfer a data center. The majority of the employees in our Card and Retail Services business will transfer to Capital One. As such, we anticipate severance costs or other charges as a result of this transaction will not be significant. Based on balances at September 30, 2011, we anticipate recording a gain of approximately $2.0 billion (after-tax) as a result of this transaction. However, the final amount recognized will be dependent upon the balances at the time of closing which is expected to occur in the second quarter of 2012. The receivables and other assets being sold to Capital One were transferred to held for sale during the third quarter of 2011 and, as a result, we no longer record provisions for credit losses, including charge-offs, for the receivables. As a result of this transaction, our Card and Retail Services business, which was previously included in the Card and Retail Services segment, is now reported as discontinued operations.

The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Finance and other interest income	$492	$547	$1,488	$1,683
Interest expense(1)	22	29	72	91

Net interest income	470	518	1,416	1,592
Provision for credit losses(2)	152	205	424	680

Net interest income after provision for credit losses	318	313	992	912
Fee income and enhancement services revenue	187	141	487	442
Gain on receivable sales with affiliates	145	143	407	401
Servicing and other fees from HSBC affiliates	154	160	463	472
Other income	3	3	12	11

Total other revenues	489	447	1,369	1,326
Salaries and employee benefits	69	87	219	258
Other marketing expenses	57	71	221	203
Other servicing and administrative expenses	78	99	337	325
Support services from affiliates	209	214	623	624
Amortization of intangibles	22	34	91	103

Total operating expenses	435	505	1,491	1,513

Income from discontinued operations before income tax	$372	$255	$870	$725

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

HSBC Finance Corporation

(2)	For periods following the transfer of the receivables to held for sale, the receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. As a result, we no longer record provisions for credit losses, including charge-offs, for these receivables.

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at September 30, 2011 and December 31, 2010 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Of the amounts included in the table below, assets with a balance of approximately $9.6 billion at September 30, 2011, consisting primarily of credit card receivables with an outstanding principal balance of $9.5 billion, will be sold to Capital One and liabilities of approximately $100 million at September 30, 2011 will be assumed by Capital One. These assets and liabilities are considered held for sale at September 30, 2011.

	September 30,	December 31,
	2011	2010

	(in millions)

Cash	$65	$9
Receivables(1)	8,677	8,995
Intangible assets	514	605
Properties and equipment, net	94	101
Other assets	799	722

Assets of discontinued operations	$10,149	$10,432

Long-term debt	$211	$212
Other liabilities	857	802

Liabilities of discontinued operations	$1,068	$1,014

(1)	At September 30, 2011, receivables are recorded net of reserves at the time of transfer to held for sale. At December 31, 2010, receivables were carried at amortized cost and reduced by credit loss reserves. At December 31, 2010, credit loss reserves totaled $979 million.

Troubled debt restructurings represent receivables for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status. At September 30, 2011, our discontinued credit card operations had loans which qualified as troubled debt restructurings (“TDR Loans”) with an outstanding principal balance of $337 million. The additional credit card TDR Loans reported in the third quarter of 2011 as a result of the adoption of the new Accounting Standards Update was not significant. At December 31, 2010, our discontinued credit card operations had TDR Loans with an outstanding principal balance of $434 million. During the three and nine months ended September 30, 2011, credit card TDR Loans of $9 million and $31 million, respectively, which were classified as TDR Loans during the previous 12 months became sixty days or greater contractually delinquent during these periods.

Intangible assets in our discontinued Card and Retail Services business totaled $514 million and $605 million at September 30, 2011 and December 31, 2010, respectively, and reflect purchased credit card relationships and related programs. For periods following the transfer to held for sale, no further amortization is recorded. Intangible assets at September 30, 2011 included $27 million related to account relationships we purchased from HSBC Bank USA during July 2004. These relationships are not part of the transaction with Capital One and we currently expect to sell these relationships to HSBC Bank USA during the first quarter of 2012.

We have secured conduit credit facilities with commercial banks which provide for secured financings of credit card receivables on a revolving basis totaling $650 million at both September 30, 2011 and December 31, 2010. At September 30, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. At December 31, 2010, secured financings with a balance of $195 million were secured by $390 million of credit card receivables. These secured financings will be paid in full immediately prior to the sale of our Card and Retail Services business.

HSBC Finance Corporation

Taxpayer Financial Services During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business is reported in discontinued operations.

During the fourth quarter of 2010 we recorded closure costs of $25 million which primarily reflect severance costs and the write off of certain pre-paid assets which are included as a component of loss from discontinued operations. At September 30, 2011 and December 31, 2010, the liability associated with these closure costs totaled less than $1 million and $5 million, respectively.

The following summarizes the operating results of our TFS business for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Net interest income and other revenues(1)	$1	$1	$2	$87
Income (loss) from discontinued operations before income tax	-	(6)	(4)	49

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our TFS business at September 30, 2011 and December 31, 2010 which are reported as assets of discontinued operations and liabilities of discontinued operations in our consolidated balance sheet.

	September 30,	December 31,
	2011	2010

	(in millions)

Deferred income tax, net	$-	$3
Other assets	5	55

Assets of discontinued operations	$5	$58

Other liabilities	$1	$10

Liabilities of discontinued operations	$1	$10

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

HSBC Finance Corporation

The following summarizes the operating results of our Auto Finance business for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Net interest income and other revenues(1)	$-	$44	$-	$218
Income (loss) from discontinued operations before income tax	-	(65)	(5)	(42)

(1)	Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

The following summarizes the assets and liabilities of our Auto Finance business at September 30, 2011 and December 31, 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Other assets of discontinued operations at December 31, 2010 reflect current income taxes receivable on our Auto Finance business for the 2010 tax year.

	September 30,	December 31,
	2011	2010

	(in millions)

Deferred income tax, net	$2	$4
Other assets	2	134

Assets of discontinued operations	$4	$138

Other liabilities	$8	$7

Liabilities of discontinued operations	$8	$7

3.	Strategic Initiatives

As discussed in prior filings, we have historically performed several comprehensive evaluations of the strategies and opportunities of our operations. As a result of these various evaluations, we discontinued all new customer account originations in our Consumer Lending and Mortgage Services businesses. As discussed more fully in Note 2, “Discontinued Operations,” in August 2011 we announced we had entered into an agreement to sell our Card and Retail Services business which includes both our credit card and private label operations and as a result, this business is now reported within discontinued operations. There were no significant strategic actions related to our continuing operations during the three or nine months ended September 30, 2011 or the year ended December 31, 2010. Summarized below are the strategic actions undertaken in 2009 for our continuing operations as well as information regarding the remaining restructuring liability related to these actions.

2009 Strategic Initiatives  During 2009, we undertook a number of actions including the following:

>	Throughout 2009, we decided to exit certain lease arrangements and consolidate a variety of locations across the United States. The process of closing and consolidating these facilities, which began during the second quarter of 2009, was completed during the fourth quarter of 2010. As a result, we exited certain facilities and/or significantly reduced our occupancy space in the following locations: Elmhurst, Illinois and Tampa, Florida. Additionally, we consolidated certain servicing functions previously performed in Brandon, Florida to facilities in Buffalo, New York and Elmhurst, Illinois.

>	In late February 2009, we decided to discontinue new customer account originations for all products by our Consumer Lending business and close all branch offices.

HSBC Finance Corporation

The restructuring liability relating to these actions implemented during 2009 totaled $4 million at September 30, 2011 and $5 million at December 31, 2010.

4.	Securities

Securities consisted of the following available-for-sale investments:

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Securities	Gains	Losses	Value

	(in millions)

U.S. Treasury	$365	$-	$11	$-	$376
U.S. government sponsored enterprises(1)	421	-	6	-	427
U.S. government agency issued or guaranteed	6	-	-	-	6
Obligations of U.S. states and political subdivisions	1	-	-	-	1
Asset-backed securities(2)	52	(9)	1	-	44
U.S. corporate debt securities(3)	1,519	-	150	(6)	1,663
Foreign debt securities(4)	526	-	22	(2)	546
Equity securities	10	-	-	-	10
Money market funds	558	-	-	-	558

Subtotal	3,458	(9)	190	(8)	3,631
Accrued investment income	27	-	-	-	27

Total securities available-for-sale	$3,485	$(9)	$190	$(8)	$3,658

		Non-Credit
		Loss
		Component	Gross	Gross
	Amortized	of OTTI	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Securities	Gains	Losses	Value

	(in millions)

U.S. Treasury	$341	$-	$8	$-	$349
U.S. government sponsored enterprises(1)	282	-	4	(1)	285
U.S. government agency issued or guaranteed	10	-	1	-	11
Obligations of U.S. states and political subdivisions	29	-	1	-	30
Asset-backed securities(2)	65	(7)	2	-	60
U.S. corporate debt securities(3)	1,714	-	94	(6)	1,802
Foreign debt securities(4)	424	-	19	(1)	442
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353

Subtotal	3,227	(7)	129	(8)	3,341
Accrued investment income	30	-	-	-	30

Total securities available-for-sale	$3,257	$(7)	$129	$(8)	$3,371

(1)	Includes $21 million and $33 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of September 30, 2011 and December 31, 2010, respectively.

(2)	Includes $21 and $31 million of residential mortgage-backed securities at September 30, 2011 and December 31, 2010, respectively.

HSBC Finance Corporation

(3)	At September 30, 2011 and December 31, 2010, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at September 30, 2011 or December 31, 2010.

A summary of gross unrealized losses and related fair values as of September 30, 2011 and December 31, 2010, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
September 30, 2011	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	2	$-	$1	-	$-	$-
U.S. government sponsored enterprises	4	-	61	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	-	-	-	-	-	-
Asset-backed securities	-	-	-	6	(9)	12
U.S. corporate debt securities	130	(5)	177	5	(1)	22
Foreign debt securities	63	(2)	96	-	-	-
Equity Securities	1	-	5	-	-	-

	200	$(7)	$340	11	$(10)	$34

	Less Than One Year			Greater Than One Year
		Gross	Aggregate		Gross	Aggregate
	Number of	Unrealized	Fair Value of	Number of	Unrealized	Fair Value of
December 31, 2010	Securities	Losses	Investments	Securities	Losses	Investments

	(dollars are in millions)

U.S. Treasury	1	$-	$25	-	$-	$-
U.S. government sponsored enterprises	13	(1)	139	-	-	-
U.S. government agency issued or guaranteed	-	-	-	-	-	-
Obligations of U.S. states and political subdivisions	4	-	5	-	-	-
Asset-backed securities	-	-	-	8	(7)	18
U.S. corporate debt securities	100	(5)	209	6	(1)	23
Foreign debt securities	24	(1)	56	-	-	-
Equity Securities	1	-	4	-	-	-

	143	$(7)	$438	14	$(8)	$41

Gross unrealized losses were broadly unchanged during the first nine months of 2011 while gross unrealized gains increased primarily due to a decrease in interest rates since December 31, 2010, particularly during the third quarter of 2011 due to market conditions, which increased the value of our securities. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of our reviews, no OTTI was recognized during the three and nine months ended September 30, 2011 compared to losses of less than $1 million recorded during the three and nine months

HSBC Finance Corporation

ended September 30, 2010. During the nine months ended September 30, 2011, we recognized a $2 million loss in other comprehensive income relating to the non-credit component of OTTI as compared to a $2 million recovery related to OTTI previously recognized in accumulated other comprehensive income during the year-ago period. We do not consider any other securities to be other-than-temporarily impaired because we expect to recover the entire amortized cost basis of the securities and we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

On-Going Assessment for Other-Than-Temporary Impairment  On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, we then assess whether the unrealized loss is other-than- temporary.

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

For all our debt securities as of the reporting date, we do not have the intention to sell these securities and believe we will not be required to sell these securities for contractual, regulatory or liquidity reasons.

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

At September 30, 2011, approximately 92 percent of our corporate debt securities are rated A- or better and approximately 61 percent of our asset-backed securities, which totaled $44 million are rated “AAA.” At December 31, 2010, approximately 92 percent of our corporate debt securities were rated A- or better and approximately 66 percent of our asset-backed securities, which totaled $60 million were rated “AAA.” Although no OTTI was recorded during the nine months ended September 30, 2011 and OTTI of less than $1 million was recorded in earnings during the nine months ended September 30, 2010, additional other-than-temporary impairments may occur in future periods.

HSBC Finance Corporation

The amortized cost and fair value of asset-backed securities with unrealized losses of more than 12 months for which no other-than-temporary impairment has been recognized at September 30, 2011 and December 31, 2010 are as follows:

	Amortized	Unrealized Losses for	Fair
	Cost	More Than 12 Months	Value

(in millions)

Asset-backed securities at:
September 30, 2011	$-	$-	$-
December 31, 2010	3	-	3

Although the fair value of a particular security is below its amortized cost for more than 12 months, it does not necessarily result in a credit loss and hence other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. To the extent we do not intend to sell the debt security and it is more-likely-than-not we will not be required to sell the security before the recovery of the amortized cost basis, no other-than-temporary impairment is deemed to have occurred.

Proceeds from the sale, call or redemption of available-for-sale investments totaled $360 million and $809 million during the three and nine months ended September 30, 2011, respectively, compared to $25 million and $137 million during the three and nine months ended September 30, 2010, respectively. We realized gross gains of $14 million and $28 million during the three and nine months ended September 30, 2011, respectively, compared to $1 million and $5 million during the three and nine months ended September 30, 2010, respectively. We realized gross losses of less than $1 million during the nine months ended September 30, 2011 and 2010.

HSBC Finance Corporation

Contractual maturities of and yields on investments in debt securities for those with set maturities were as follows:

	Due	After 1	After 5
	Within	but Within	but Within	After
September 30, 2011	1 Year	5 Years	10 Years	10 Years	Total

	(dollars are in millions)

U.S. Treasury:
Amortized cost	$183	$181	$1	$-	$365
Fair value	183	192	1	-	376
Yield(1)	.72%	2.34%	4.96%	-	1.54%
U.S. government sponsored enterprises:
Amortized cost	$366	$17	$16	$22	$421
Fair value	366	17	18	26	427
Yield(1)	.14%	2.31%	4.72%	4.64%	.64%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$6	$6
Fair value	-	-	-	6	6
Yield(1)	-	-	-	4.99%	4.99%
Obligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$-	$1	$1
Fair value	-	-	-	1	1
Yield(1)	-	-	-	5.50%	5.50%
Asset-backed securities:
Amortized cost	$-	$22	$4	$26	$52
Fair value	-	23	4	17	44
Yield(1)	-	4.84%	6.07%	1.46%	3.26%
U.S. corporate debt securities:
Amortized cost	$125	$646	$187	$561	$1,519
Fair value	125	670	206	662	1,663
Yield(1)	1.82%	3.48%	5.04%	5.33%	4.22%
Foreign debt securities:
Amortized cost	$42	$402	$42	$40	$526
Fair value	43	414	43	46	546
Yield(1)	1.41%	3.01%	4.45%	5.78%	3.20%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

5.	Receivables

Receivables from continuing operations consisted of the following:

	September 30,	December 31,
	2011	2010

	(in millions)

Real estate secured:
First lien	$39,461	$43,859
Second lien	4,735	5,477

Total real estate secured	44,196	49,336
Personal non-credit card	5,600	7,117
Commercial and other	26	33

Total receivables	49,822	56,486
HSBC acquisition purchase accounting fair value adjustments	38	43
Accrued finance income	1,290	1,444
Credit loss reserves	(5,911)	(5,512)
Unearned credit insurance premiums and claims reserves	(82)	(123)

Total receivables, net	$45,157	$52,338

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Net deferred origination fees for real estate secured and personal non-credit card receivables totaled $265 million and $304 million at September 30, 2011 and December 31, 2010, respectively.

Net unamortized premium on our receivables totaled $182 million and $254 million at September 30, 2011 and December 31, 2010, respectively. Unearned income on personal non-credit card receivables totaled $11 million and $30 million at September 30, 2011 and December 31, 2010, respectively.

Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $3.4 billion at September 30, 2011 are secured by $5.4 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $3.9 billion at December 31, 2010 were secured by $5.9 billion of closed-end real estate secured receivables.

Age Analysis of Past Due Receivables  The following tables summarize the past due status of our receivables from continuing and discontinued operations at September 30, 2011 and December 31, 2010. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices

HSBC Finance Corporation

such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total		Total
September 30, 2011	1 – 29 days	30 – 89 days	90+ days	Past Due	Current	Receivables(1)

	(in millions)

Continuing operations:
Real estate secured:
First lien	$6,265	$4,372	$5,804	$16,441	$23,020	$39,461
Second lien	821	465	342	1,628	3,107	4,735

Total real estate secured(2)	7,086	4,837	6,146	18,069	26,127	44,196
Personal non-credit card	749	444	322	1,515	4,085	5,600
Commercial and other	-	-	-	-	26	26

Total receivables – continuing operations	$7,835	$5,281	$6,468	$19,584	$30,238	$49,822

Discontinued credit card operations(3)	$440	$300	$292	$1,032	$7,645	$8,677

	Days Past Due			Total		Total
December 31, 2010	1 – 29 days	30 – 89 days	90+ days	Past Due	Current	Receivables(1)

	(in millions)

Continuing operations:
Real estate secured:
First lien	$7,024	$4,909	$5,977	$17,910	$25,949	$43,859
Second lien	935	568	421	1,924	3,553	5,477

Total real estate secured(2)	7,959	5,477	6,398	19,834	29,502	49,336
Personal non-credit card	968	604	507	2,079	5,038	7,117
Commercial and other	-	-	-	-	33	33

Total receivables – continuing operations	$8,927	$6,081	$6,905	$21,913	$34,573	$56,486

Discontinued credit card operations(3)	$473	$363	$437	$1,273	$8,624	$9,897

(1)	The receivable balances included in this table reflects the principal amount outstanding on the loan and various basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments on the loans are excluded in other presentations regarding delinquent account balances.

(2)	At September 30, 2011 and December 31, 2010, approximately 56 percent and 54 percent, respectively, of our real estate secured receivables have been either modified and/or re-aged.

(3)	At September 30, 2011, discontinued credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. At December 31, 2010, discontinued credit card receivables were carried at amortized cost and as such are not directly comparable to the current period balances.

HSBC Finance Corporation

Nonperforming receivables Nonaccrual receivables (including receivables held for sale) for both continuing and discontinued operations are summarized in the following table.

	September 30,	December 31,
	2011	2010

	(dollars are in millions)

Continuing operations:
Nonaccrual receivable portfolios(1):
Real estate secured(2)	$6,114	$6,360
Personal non-credit card	337	530

Total nonperforming receivables	6,451	6,890
Real estate owned	371	962

Total nonperforming assets – continuing operations	6,822	7,852
Discontinued credit card operations(4)(5)	319	447

Total nonperforming assets	$7,141	$8,299

Credit loss reserves as a percent of nonperforming receivables – continuing operations(3)	91.6%	80.0%

(1)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)	At September 30, 2011 and December 31, 2010, nonaccrual real estate secured receivables include $4.3 billion and $4.1 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell.

(3)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

(4)	At September 30, 2011, discontinued credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. At December 31, 2010, discontinued credit card receivables were carried at amortized cost and as such are not directly comparable to the current period balances.

(5)	Credit card receivables continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

Interest income on nonaccrual receivables that would have been recorded if the nonaccrual receivables had been current in accordance with contractual terms during the period was approximately $761 million during the nine months ended September 30, 2011 and approximately $856 million during the nine months ended September 30, 2010. Interest income that was recorded on these nonaccrual loans was approximately $251 million during the nine months ended September 30, 2011 and approximately $362 million during the nine months ended September 30, 2010 of which portions have been written-off.

Troubled Debt Restructurings  Troubled debt restructurings represent receivables for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status.

During the third quarter of 2011 we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Under this new guidance, we have determined that all receivables modified as a result of a financial difficulty for periods of greater than three months, including all modifications with trial periods, regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age since the first quarter of 2007, should be considered TDR Loans. Accordingly, $1.1 billion of first-time early stage delinquency accounts which have been re-aged since January 1, 2011 are not being reported as TDR Loans at September 30, 2011. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and has resulted in the reporting of an additional $4.1 billion of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans at September 30, 2011 with

HSBC Finance Corporation

credit loss reserves of $1.3 billion associated with these receivables at September 30, 2011. An incremental loan loss provision for these receivables using a discounted cash flow analysis of approximately $925 million was recorded during the third quarter of 2011 which also includes the impact of changes in market conditions during the quarter of approximately $180 million. The TDR Loan balances and related credit loss reserves for consumer receivables reported as of December 31, 2010 use our previous definition of TDR Loans as described in our 2010 Form 10-K and as such, are not directly comparable to the current period balances. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for discussion of the impact of adopting this new guidance on our discontinued credit card operations.

Modifications for real estate secured and personal non-credit card receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of finance income we are contractually entitled to receive in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans. Once a loan is classified as a TDR, it continues to be reported as such until it is paid off or charged-off.

The following table presents information about receivables which as a result of an account management action during the three and nine months ended September 30, 2011 became classified as TDR Loans. During both the three and nine months ended September 30, 2011, substantially all of the actions reflect re-aging of past due accounts and loan modifications involving interest rate reductions.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

	(in millions)

Real estate secured:
First lien	$1,073	$4,700
Second lien	117	474

Total real estate secured	1,190	5,174
Personal non-credit card	206	891

Total	$1,396	$6,065

The following table presents information about our TDR Loans and the related credit loss reserves for TDR Loans:

	September 30,	December 31,
	2011	2010

	(in millions)

TDR Loans(1)(2):
Real estate secured:
First lien	$12,105	$8,697
Second lien	960	647

Total real estate secured(3)(4)	13,065	9,344
Personal non-credit card	1,315	704

Total TDR Loans	$14,380	$10,048

HSBC Finance Corporation

	September 30,	December 31,
	2011	2010

	(in millions)

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$2,876	$1,728
Second lien	499	258

Total real estate secured	3,375	1,986
Personal non-credit card	668	395

Total credit loss reserves for TDR Loans(5)	$4,043	$2,381

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

(2)	The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

	September 30,	December 31,
	2011	2010

	(in millions)

Real estate secured:
First lien	$13,524	$9,650
Second lien	1,024	709

Total real estate secured	14,548	10,359
Personal non-credit card	1,315	705

Total TDR Loans	$15,863	$11,064

(3)	At September 30, 2011 and December 31, 2010, TDR Loans totaling $2.2 billion and $1.5 billion, respectively, are recorded at the lower of amortized cost or fair value less cost to sell.

(4)	The following table summarizes real estate secured TDR Loans for our Mortgage Services and Consumer Lending businesses:

	September 30,	December 31,
	2011	2010

	(in millions)

Mortgage Services	$4,753	$4,114
Consumer Lending	8,312	5,230

Total real estate secured	$13,065	$9,344

(5)	Included in credit loss reserves.

The following table discloses receivables which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during the three and nine months ended September 30, 2011:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

	(in millions)

Real estate secured:
First lien	$669	$1,111
Second lien	66	107

Total real estate secured	735	1,218
Personal non-credit card	153	264

Total	$888	$1,482

HSBC Finance Corporation

Additional information relating to TDR Loans is presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Average balance of TDR Loans(1):
Real estate secured:
First lien	$11,875	$8,851	$10,763	$8,876
Second lien	940	705	842	716

Total real estate secured	12,815	9,556	11,605	9,592
Personal non-credit card	1,287	736	1,099	744

Total average balance of TDR Loans	$14,102	$10,292	$12,704	$10,336

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$156	$101	$419	$309
Second lien	17	9	45	30

Total real estate secured	173	110	464	339
Personal non-credit card	39	12	92	35

Total interest income recognized on TDR Loans	$212	$122	$556	$374

(1)	The increase in the average balance of TDR Loans during the three and nine months ended September 30, 2011 reflects, in part, the higher levels of receivables considered to be TDR Loans as a result of the adoption of the new accounting guidance as discussed above. These averages assume the new guidelines were adopted January 1, 2011.

Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is considered a TDR Loan.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency for continuing operations and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio for continuing and discontinued operations:

	September 30, 2011		December 31, 2010
	Dollars of	Delinquency	Dollars of	Delinquency
	Delinquency	Ratio	Delinquency	Ratio

		(dollars are in millions)

Continuing operations:
Real estate secured:
First lien	$7,233	18.33%	$7,504	17.11%
Second lien	530	11.21	667	12.18

Total real estate secured	7,763	17.57	8,171	16.56
Personal non-credit card	518	9.24	779	10.94

Total – continuing operations	8,281	16.63	8,950	15.85
Discontinued credit card operations(1)	457	5.27	612	6.18

Total	$8,738	14.94%	$9,562	14.41%

(1)	At September 30, 2011, discontinued credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. At December 31, 2010, discontinued credit card receivables were carried at amortized cost and as such are not directly comparable to the current period balances.

HSBC Finance Corporation

Nonperforming The status of our consumer receivable portfolio for continuing and discontinued operations are summarized in the following table:

			Accruing Loans
			Contractually Past
	Performing	Nonaccrual	Due 90 Days or
	Loans	Loans	More(1)	Total

	(in millions)

At September 30, 2011
Continuing operations:
Real estate secured(2)	$38,082	$6,114	$-	$44,196
Personal non-credit card	5,263	337	-	5,600

Total – continuing operations(3)	43,345	6,451	-	49,796
Discontinued operations(4)	8,358	-	319	8,677

Total	$51,703	$6,451	$319	$58,473

At December 31, 2010
Continuing operations
Real estate secured(2)	$42,976	$6,360	$-	$49,336
Personal non-credit card	6,587	530	-	7,117

Total – continuing operations(3)	49,563	6,890	-	56,453
Discontinued operations(4)	9,450	-	447	9,897

Total	$59,013	$6,890	$447	$66,350

(1)	Credit card receivables continue to accrue interest after they become 90 days or more delinquent, consistent with industry practice.

(2)	At September 30, 2011 and December 30, 2010, nonperforming real estate secured receivables include $4.3 billion and $4.1 billion, respectively, of receivables that are carried at fair value less cost to sell.

(3)	At September 30, 2011 and December 30, 2010, nonperforming receivables for continuing operations include $2.2 billion and $1.9 billion, respectively, which are TDR Loans, some of which may also be carried at fair value less cost to sell.

(4)	At September 30, 2011, discontinued credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. At December 31, 2010, discontinued credit card receivables were carried at amortized cost and as such are not directly comparable to the current period balances.

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

HSBC Finance Corporation

The following table summarizes the outstanding balances of interest-only loans, ARM loans and stated income loans in our receivable portfolios at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

	(in billions)

Interest-only loans	$1.0	$1.3
ARM loans(1)(2)	6.3	7.5
Stated income loans	2.3	2.7

(1)	Receivable classification as ARM loans is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification.

(2)	We do not have any adjustable rate mortgages loans in our portfolio where the borrower is offered options on the amount of monthly payment they can make.

At September 30, 2011 and December 31, 2010, interest-only, ARM and stated income loans comprised 17 percent and 18 percent, respectively, of real estate secured receivables, including receivables held for sale.

6.	Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Credit loss reserves at beginning of period	$4,590	$6,106	$5,512	$7,275
Provision for credit losses(1)	2,182	1,305	3,473	4,290
Charge-offs	(973)	(1,699)	(3,467)	(6,084)
Recoveries	112	123	393	354

Credit loss reserves at end of period	$5,911	$5,835	$5,911	$5,835

(1)	During both the three and nine months ended September 30, 2011, provision for credit losses included approximately $925 million related to the adoption of new accounting guidance for TDR Loans as discussed above of which approximately $180 million reflects the impact of charges in market conditions during the quarter.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class during the three and nine months ended September 30, 2011 and 2010 and the related receivable balance by product/class at September 30, 2011 and 2010:

	Real Estate Secured
	First	Second	Personal Non-	Comm’l
	Lien	Lien	Credit Card	and Other	Total

		(in millions)

Three Months Ended September 30, 2011:
Credit loss reserve balances at beginning of period	$3,002	$635	$953	$-	$4,590
Provision for credit losses(2)	1,534	375	273	-	2,182
Charge-offs	(578)	(168)	(227)	-	(973)
Recoveries	7	15	90	-	112

Net charge-offs	(571)	(153)	(137)	-	(861)

Credit loss reserve balance at end of period	$3,965	$857	$1,089	$-	$5,911

Three Months Ended September 30, 2010:
Credit loss reserve balances at beginning of period	$3,386	$1,097	$1,623	$-	$6,106
Provision for credit losses	897	146	262	-	1,305
Charge-offs	(908)	(315)	(476)	-	(1,699)
Recoveries	12	15	96	-	123

Net charge-offs	(896)	(300)	(380)	-	(1,576)

Credit loss reserve balance at end of period	$3,387	$943	$1,505	$-	$5,835

Nine Months Ended September 30, 2011:
Credit loss reserve balances at beginning of period	$3,355	$832	$1,325	$-	$5,512
Provision for credit losses(2)	2,525	613	335	-	3,473
Charge-offs	(1,941)	(636)	(890)	-	(3,467)
Recoveries	26	48	319	-	393

Net charge-offs	(1,915)	(588)	(571)	-	(3,074)

Credit loss reserve balance at end of period	$3,965	$857	$1,089	$-	$5,911

Ending balance: collectively evaluated for impairment	$1,080	$357	$421	$-	$1,858
Ending balance: individually evaluated for impairment(1)	2,876	499	668	-	4,043
Ending balance: loans acquired with deteriorated credit quality	9	1	-	-	10

Total credit loss reserves	$3,965	$857	$1,089	$-	$5,911

Receivables at September 30, 2011:
Collectively evaluated for impairment	$23,996	$3,707	$4,285	$26	$32,014
Individually evaluated for impairment(1)	9,926	933	1,315	-	12,174
Receivables carried fair value less cost to sell	5,504	89	-	-	5,593
Receivables acquired with deteriorated credit quality	35	6	-	-	41

Total receivables	$39,461	$4,735	$5,600	$26	$49,822

Nine Months Ended September 30, 2010:
Credit loss reserve balances at beginning of period	$3,997	$1,430	$1,848	$-	$7,275
Provision for credit losses	2,418	618	1,254	-	4,290
Charge-offs	(3,060)	(1,158)	(1,866)	-	(6,084)
Recoveries	32	53	269	-	354

Net charge-offs	(3,028)	(1,105)	(1,597)	-	(5,730)

Credit loss reserve balance at end of period	$3,387	$943	$1,505	$-	$5,835

Ending balance: collectively evaluated for impairment	$1,531	$648	$1,079	$-	$3,258
Ending balance: individually evaluated for impairment(1)	1,843	292	426	-	2,561
Ending balance: loans acquired with deteriorated credit quality	13	3	-	-	16

Total credit loss reserves	$3,387	$943	$1,505	$-	$5,835

Receivables at September 30, 2010:
Collectively evaluated for impairment	$33,353	$5,170	$7,087	$45	$45,655
Individually evaluated for impairment(1)	7,513	676	729	-	8,918
Receivables carried at fair value less cost to sell	4,811	64	-	-	4,875
Receivables acquired with deteriorated credit quality	34	7	-	-	41

Total receivables	$45,711	$5,917	$7,816	$45	$59,489

(1)	These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at fair value less cost to sell which totaled $2.2 billion at September 30, 2011 and $1.3 billion at September 30, 2010.

HSBC Finance Corporation

(2)	During both the three and nine months ended September 30, 2011, provision for credit losses included $683 million for first lien real estate secured receivables, $83 million for second lien real estate secured receivables and $159 million for personal non-credit card receivables related to the adoption of new accounting guidance for TDR Loans as discussed above.

7.	Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Risk Committee (previously part of the Audit and Risk Committee) receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.

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

Control Over Valuation Process and Procedures A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indices and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which

HSBC Finance Corporation

includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants’ risk expectations and risk premium.

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

At September 30, 2011 and December 31, 2010, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At September 30, 2011 and December 31, 2010, we provided third party swap counterparties with $5 million and $33 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At September 30, 2011 and December 31, 2010, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $1.3 billion and $2.5 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At September 30, 2011, we had derivative contracts with a notional value of approximately $44.3 billion, including $43.8 billion outstanding with HSBC Bank USA. At December 31, 2010, we had derivative contracts with a notional value of $50.5 billion, including $49.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying amount of our debt by $55 million and $51 million at September 30, 2011 and December 31, 2010, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$21	$(4)	Derivative related liabilities	$-	$18
Currency swaps	Derivative			Derivative related
	financial assets	108	124	liabilities	-	-

Total		$129	$120		$-	$18

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

			Amount of		Amount of		Amount of		Amount of
			Gain (Loss)		Gain (Loss)		Gain (Loss)		Gain (Loss)
			Recognized		Recognized		Recognized		Recognized
			in Income		in Income		in Income		in Income
		Location of Gain	on the		on Hedged		on the		on Hedged
		(Loss) Recognized	Derivative		Items		Derivative		Items
		in Income on	Three Months Ended				Nine Months Ended
		Hedged Item	September 30,				September 30,
	Hedged Item	and Derivative	2011	2010	2011	2010	2011	2010	2011	2010

(in millions)

Interest rate swaps	Fixed rate borrowings	Derivative related income (expense)	$19	$9	$(16)	$(3)	$43	$49	$(40)	$(26)
Currency swaps	Fixed rate	Derivative related
	borrowings	income (expense)	3	(6)	5	4	(21)	(7)	33	4

Total			$22	$3	$(11)	$1	$22	$42	$(7)	$(22)

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on current derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $518 million and $492 million at September 30, 2011 and December 31, 2010, respectively. We expect $329 million ($213 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(587)	$(437)	Derivative related liabilities	$-	$-
Currency swaps	Derivative			Derivative related
	financial assets	543	985	liabilities	-	-

Total		$(44)	$548		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

Gain (Loss)	Gain (Loss)
Gain (Loss)	Reclassified	Recognized
Recognized	from	In Income
in OCI on	Location of Gain	AOCI into	Location of Gain	on
Derivative	(Loss) Reclassified	Income	(Loss) Recognized	Derivative
(Effective	from Accumulated	(Effective	in Income	(Ineffective
Portion)	OCI into Income	Portion)	on the Derivative	Portion)
2011	2010	(Effective Portion)	2011	2010	(Ineffective Portion)	2011	2010

(in millions)	(in millions)	(in millions)

Three Months Ended September 30,
Interest rate swaps	$(169)	$(84)	Interest expense	$(8)	$(14)	Derivative related Income	$2	$-
Currency swaps	70	(18)	Interest expense	(6)	(9)	Derivative related Income	-	(8)

Total	$(99)	$(102)	$(14)	$(23)	$2	$(8)

Nine Months Ended September 30,
Interest rate swaps	$(147)	$(211)	Interest expense	$(31)	$(51)	Derivative related Income	$4	$-
Currency swaps	108	(35)	Interest expense	(19)	(26)	Derivative related Income	(5)	(34)

Total	$(39)	$(246)	$(50)	$(77)	$(1)	$(34)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$(797)	$165	Derivative related liabilities	$2	$5
Currency swaps	Derivative financial assets	94	67	Derivative related liabilities	-	-

Total		$(703)	$232		$2	$5

HSBC Finance Corporation

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	September 30,		September 30,
	Recognized in Income on Derivative	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Derivative related income (expense)	$(929)	$(369)	$(1,054)	$(957)
Currency contracts	Derivative related income (expense)	3	(1)	4	(1)

Total		$(926)	$(370)	$(1,050)	$(958)

We have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 8, “Fair Value Option,” for further discussion.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010

		(in millions)			(in millions)

Interest rate swaps	Derivative financial assets	$793	$907	Derivative related liabilities	$-	$-
Currency swaps	Derivative			Derivative related
	financial assets	874	739	liabilities	-	-

Total		$1,667	$1,646		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

		Amount of Gain (Loss)
		Recognized in Income
		on Derivative
		Three Months Ended		Nine Months Ended
	Location of Gain (Loss)	September 30,		September 30,
	Recognized in Income on Derivative	2011	2010	2011	2010

		(in millions)

Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$128	$279	$264	$825
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	169	86	182	242

Total		$297	$365	$446	$1,067

HSBC Finance Corporation

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	September 30,	December 31,
	2011	2010

	(in millions)

Derivatives designated as hedging instruments:
Interest rate swaps	$8,466	$8,917
Currency swaps	8,195	10,018

	16,661	18,935

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	11,223	11,449
Purchased caps	-	173
Foreign exchange:
Swaps	1,054	1,221
Forwards	94	123

	12,371	12,966

Derivatives associated with debt carried at fair value:
Interest rate swaps	11,843	15,212
Currency swaps	3,376	3,376

	15,219	18,588

Total	$44,251	$50,489

8.	Fair Value Option

We have elected fair value option (“FVO”) reporting for certain of our fixed rate debt issuances. At September 30, 2011, fixed rate debt accounted for under FVO totaled $16.5 billion, of which $16.0 billion is included as a component of long-term debt and $425 million is included as a component of due to affiliates. At September 30, 2011, we had not elected FVO for $12.3 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at September 30, 2011 has an aggregate unpaid principal balance of $16.1 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $455 million.

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

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 14, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

HSBC Finance Corporation

The components of gain on debt designated at fair value and related derivatives are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Mark-to-market on debt designated at fair value(1):
Interest rate component	$(184)	$(176)	$(52)	$(665)
Credit risk component	679	(190)	614	200

Total mark-to-market on debt designated at fair value	495	(366)	562	(465)
Mark-to-market on the related derivatives(1)	146	175	(28)	460
Net realized gains on the related derivatives	151	190	474	607

Gain on debt designated at fair value and related derivatives	$792	$(1)	$1,008	$602

(1)	Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $241 million and a loss of $51 million during the three and nine months ended September 30, 2011, respectively, compared to a loss of $434 million and a gain of $57 million for the three and nine months ended September 2010, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $241 million and a gain of $51 million during the three and nine months ended September 30, 2011, respectively, compared to a gain of $434 million and a loss of $57 million during the three and nine months ended September, 30, 2010, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $311 million and $873 million at September 30, 2011 and December 31, 2010, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•	Interest rate curve – A significant decrease in U.S. interest rates for periods greater than two years during the third quarter of 2011 resulted in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. During the third quarter of 2010 U.S. interest rates decreased resulting in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. While long-term rates were lower during the nine months ended September 30, 2011, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a loss in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. A decrease in long term U.S. interest rates for the nine months ending September 30, 2010 resulted in a loss in the interest rate component on the mark-to-market of the debt and a corresponding gain on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives.

HSBC Finance Corporation

Approximately 3 percent and 7 percent of our FVO debt does not have a corresponding derivative at September 30, 2011 and December 31, 2010, respectively.

•	Credit – Our secondary market credit spreads widened substantially during the third quarter of 2011 due to the continuing concerns with the European sovereign debt crisis which has caused spreads to widen throughout the financial services industry as well as the uncertain economic recovery in the United States. During the third quarter of 2010 our secondary spreads tightened as marketplace liquidity improved throughout the quarter. During the first nine months of 2011, the widening of our credit spreads observed during the current quarter offset the overall tightening of our credit spreads recognized during the first half of 2011. During the same period 2010, the tightening of our credit spreads due to improved market place liquidity reversed the widening of our credit spreads during the first half of 2010.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2011 should not be considered indicative of the results for any future periods.

9.	Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended September 30,	2011		2010

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(706)	(35.0)%	$(473)	(35.0)%
Increase (decrease) in rate resulting from:
Adjustment to valuation allowance on deferred tax assets	(3)	(.2)	(1)	(.1)
State and local taxes, net of Federal benefit	(2)	(.1)	(9)	(.7)
Uncertain tax positions	28	1.4	-	-
Other	(6)	(.2)	4	.3

Total income tax expense (benefit)	$(689)	(34.1)%	$(479)	(35.5)%

Nine Months Ended September 30,	2011		2010

	(dollars are in millions)

Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(1,003)	(35.0)%	$(1,289)	(35.0)%
Increase (decrease) in rate resulting from:
Adjustment to valuation allowance on deferred tax assets	(144)	(5.0)	(9)	(.2)
State and local taxes, net of Federal benefit	(27)	(1.0)	(28)	(.8)
Uncertain tax positions	25	1.0	-	-
Other	(5)	(.3)	(8)	(.2)

Total income tax expense (benefit)	$(1,154)	(40.3)%	$(1,334)	(36.2)%

The effective tax rate for the three months ended September 30, 2011 was primarily impacted by an increase in uncertain tax positions. The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by a release of valuation allowance previously established on foreign tax credits and an increase in uncertain tax positions. The effective tax rate for the three and nine months ended September 30, 2010 was primarily impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

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

HSBC Finance Corporation

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provides support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy included the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets.

Notwithstanding the above, the HNAH Group has valuation allowances against certain state deferred tax assets and certain Federal tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.

HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity’s relative contribution to

HSBC Finance Corporation

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

We do not anticipate that the proposed sale of our credit card business, which is now reported as discontinued operations, will have a material impact on the recognition of our deferred tax assets because the recognition of the deferred tax assets currently relies on tax planning strategies implemented in relation to the capital support from HSBC. These strategies remain unaffected by the proposed sale.

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.2 billion and $2.8 billion as of September 30, 2011 and December 31, 2010, respectively.

During the second quarter of 2011, we decreased our uncertain tax reserves by $12 million as a result of a pending resolution with the IRS Appeals Office covering the tax periods 1998 through 2005. We anticipate the resolution of this matter within the next twelve months. During the third quarter of 2011, we increased our uncertain tax reserves by $28 million as a result of a change in judgment regarding a previously recognized tax position.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $97 million and $76 million at September 30, 2011 and December 31, 2010.

Our consolidated federal income tax returns are currently under audit by the Internal Revenue Service for the years 2006 and 2007. The Federal examination is expected to conclude in 2012. We are also subject to federal examination for the years 2008 and forward. The IRS began their examination of 2008 and 2009 during the third quarter of 2011. We remain subject to state and local tax examinations for years 1998 and forward.

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $103 million and $96 million at September 30, 2011 and December 31, 2010.

HSBC Finance Corporation

10.	Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

		(in millions)

Service cost – benefits earned during the period	$1	$4	$4	$11
Interest cost on projected benefit obligation	8	10	25	29
Expected return on assets	(10)	(9)	(29)	(27)
Recognized losses	4	6	12	17
Amortization of prior service cost	-	(1)	-	(1)

Pension expense	$3	$10	$12	$29

Pension expense declined during the first nine months of 2011 primarily due to lower service cost as a result of a decrease in the number of active participants in the Plan and the impact of the decision to cease future benefit accruals for legacy participants under the final average pay formula components of the Plan effective January 1, 2011.

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Service cost – benefits earned during the period	$-	$-	$-	$1
Interest cost	1	2	3	4

Net periodic postretirement benefit cost	$1	$2	$3	$5

11.	Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, purchases and sales of receivables, servicing arrangements, information technology and some centralized support services, item and

HSBC Finance Corporation

statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions for continuing operations:

	September 30,	December 31,
	2011	2010

	(in millions)

Assets:
Cash	$220	$160
Interest bearing deposits with banks	4	1,009
Securities purchased under agreements to resell	2,765	2,060
Derivative related assets	-	64
Other assets	202	126

Total assets	$3,191	$3,419

Liabilities:
Due to affiliates (includes $425 million and $436 million at September 30, 2011 and December 31, 2010, respectively, carried at fair value)	$8,741	$8,255
Derivative related liability	275	2
Other liabilities(1)	(65)	(60)

Total liabilities	$8,951	$8,197

(1)	Other liabilities includes $133 million and $119 million at September 30, 2011 and December 31, 2010, respectively, related to accrued interest receivable on derivative positions with affiliates.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Income/(Expense):
Interest income from HSBC affiliates	$1	$2	$5	$5
Interest expense paid to HSBC affiliates(1)	(140)	(179)	(436)	(601)

Net interest income (loss)	(139)	(177)	(431)	(596)

Gain/(loss) on FVO debt with affiliate	19	-	12	-

Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	2	4	8	9
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	3	3	9	12
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	(1)	-	1	9

Total servicing and other fees from HSBC affiliates	4	7	18	30

Support services from HSBC affiliates	(85)	(77)	(258)	(197)

Stock based compensation expense with HSBC	(1)	(2)	(6)	(7)

Insurance commission paid to HSBC Bank Canada	(5)	(4)	(13)	(18)

(1)	Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.
(2)	Rental revenue/(expense) from HTSU totaled $(2) million and $(3) million during the three and nine months ended September 30, 2011, respectively, and $(1) million and $5 million during the three and nine months ended September 30, 2010, respectively.

HSBC Finance Corporation

Transactions with HSBC Bank USA:

•	In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA and continue to service these receivables for a fee. At September 30, 2011 and December 31, 2010, we were servicing receivables totaling $1.4 billion and $1.5 billion. Servicing fees for these receivables totaled less than $1 million and $3 million during the three and nine months ended September 30, 2011, respectively, compared to $2 million and $4 million in the year-ago periods.

•	Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•	In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During the three and nine months ended September 30, 2011, we paid $3 million and $7 million, respectively, for services we received from HSBC Bank USA and received $2 million and $5 million, respectively, for services we provided. During the three and nine months ended September 30, 2010, we paid $2 million and $6 million, respectively, for services we received from HSBC Bank USA and received $2 million and $5 million, respectively, for services we provided.

•	In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three and nine months ended September 30, 2011, we paid $15 million and $47 million, respectively, for services we received from HSBC Bank USA.

•	HSBC Bank USA extended a secured $1.5 billion uncommitted credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which was renewed in November 2010. There were no balances outstanding at September 30, 2011 or December 31, 2010.

Transactions with HSBC Bank USA involving our Discontinued Operations:

•	As it relates to our discontinued credit card operations, in January 2009 we sold our GM and UP portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale but retained the customer account relationships. In December 2004, we sold our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA and also retained the customer account relationships. In July 2004, we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA. In each of these transactions, we agreed to sell on a daily basis all new receivable originations on these account relationships to HSBC Bank USA and service these receivables for a fee. The following table summarizes the receivable portfolios we are servicing for HSBC Bank USA at September 30, 2011 and December 31, 2010 as well as the cumulative amount of receivables sold on a daily basis during the three and nine months ended September 30, 2011 and 2010:

HSBC Finance Corporation

		Credit Card
	Private	General	Union
	Label	Motors	Privilege	Other	Total

	(in billions)

Receivables serviced for HSBC Bank USA:
September 30, 2011	$11.8	$4.0	$3.6	$1.9	$21.3
December 31, 2010	13.5	4.5	4.1	2.0	24.1
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended September 30, 2011	$3.7	$3.2	$.8	$1.0	$8.7
Three months ended September 30, 2010	3.5	3.4	.8	1.1	8.8
Nine months ended September 30, 2011	10.5	9.6	2.3	3.0	$25.4
Nine months ended September 30, 2010	9.9	10.0	2.3	3.1	25.3

Gains on the daily sales of the receivables discussed above, which are included as a component of Income from discontinued operations in the consolidated statement of income (loss), totaled $145 million and $407 million during the three and nine months ended September 30, 2011, respectively, compared to $143 million and $401 million during the year-ago periods. Fees received for servicing these loan portfolios, which are included as a component of Income from discontinued operations in the consolidated statement of income (loss), totaled $153 million and $458 million during the three and nine months ended September 30, 2011, respectively, compared to $158 million and $469 million during the year-ago periods.

The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price. If significant information becomes available that would alter the projected future cash flows, an analysis would be performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective August 10, 2011 to reflect the sale of the receivables to a third party during the first half of 2012. The rates will continue to be updated as part of our normal semi-annual process until the time the transaction is completed.

HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”) which is part of our credit card operations, in December 2008. This 364 day credit facility was renewed in December 2010. There were no balances outstanding at September 30, 2011 or December 31, 2010.

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either September 30, 2011 or December 31, 2010.

•	As it relates to our discontinued TFS operations, HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originated the loans on behalf of our TFS business for clients of a single third party tax preparer. During 2010, we purchased a portion of the loans originated by HSBC Bank USA and HTDC daily for a fee. A portion of the loans which were originated were retained by HSBC Bank USA and held on its balance sheet. In the event any of the loans which HSBC Bank USA continued to hold on its balance sheet reached a defined delinquency status, we purchased the delinquent loans at par value as we had assumed all credit risk associated with this program. During the three and nine months ended September 30, 2010, we received a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled less than $1 million and $58 million, respectively, and is included as a component of income from discontinued

HSBC Finance Corporation

operations. For the loans which we purchased from HTCD during the three and nine months ended September 30, 2010, we received taxpayer financial services revenue and paid an origination fee to HTCD of less than $1 million and $4 million, respectively, which is included as a component of income from discontinued operations.

•	As it relates to our discontinued auto finance operations, in January 2009, we sold certain auto finance receivables with an outstanding principal balance of $3.0 billion at the time of sale to HSBC Bank USA. In March 2010, we repurchased $379 million of these auto finance receivables from HSBC Bank USA and immediately sold them to SC USA. Prior to the sale of our receivable servicing operations to SC USA in March 2010, we serviced these auto finance receivables for HSBC Bank USA for a fee, which is included as a component of income from discontinued auto operations. In August 2010, we sold the remainder of our auto finance receivable portfolio to SC USA.

Transactions with HSBC Holdings plc:

•	A commercial paper back-stop credit facility of $2.0 billion from HSBC at September 30, 2011 and December 31, 2010 supported our domestic issuances of commercial paper. No balances were outstanding under this credit facility at September 30, 2011 or December 31, 2010. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

•	Employees of HSBC Finance Corporation participate in one or more stock compensation plans sponsored by HSBC. These expenses are recorded in Salary and employee benefits and are reflected in the above table as Stock based compensation expense with HSBC.

Transactions with other HSBC affiliates:

•	HSBC North America’s technology and certain centralized support services including human resources, corporate affairs, risk management, legal, compliance, tax, finance and other shared services are centralized within HTSU. Technology related assets are generally capitalized and recorded on our consolidated balance sheet. HTSU also provides certain item processing and statement processing activities to us. The fees we pay HTSU for the centralized support services and processing activities are included in support services from HSBC affiliates. We also receive fees from HTSU for providing them certain administrative services, such as internal audit, as well as receiving rental revenue from HTSU for certain office space. The fees and rental revenue we receive from HTSU are recorded as a component of servicing and other fees from HSBC affiliates.

•	We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $4 million and $11 million during the three and nine months ended September 30, 2011, respectively, and $6 million and $19 million during the three and nine months ended September 30, 2010, respectively, are included as a component of Support services from HSBC affiliates in the table above. During 2010 and through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•	The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $43.8 billion and $49.9 billion at September 30, 2011 and December 31, 2010, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $1.3 billion and $2.5 billion at September 30, 2011 and December 31, 2010, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

HSBC Finance Corporation

•	Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At September 30, 2011 and December 31, 2010, due to affiliates includes $425 million and $436 million, respectively, carried at fair value under FVO reporting. During the three and nine months ended September 30, 2011, loss on debt designated at fair value and related derivatives includes a gain of $19 million and $12 million, respectively, related to these debt issuances. During the nine months ended September 30, 2010, due to affiliates did not include any amounts carried at fair value under FVO reporting.

•	During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of September 30, 2011, $600 million was outstanding under this loan agreement.

•	During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan from HSBC North America by repaying the loan and issuing 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends paid on the Series C Preferred Stock totaled $21 million and $68 million during the three and nine months ended September 30, 2011, respectively.

•	In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. This deposit was withdrawn during the third quarter of 2011. Interest income earned on this deposit, which totaled $1 million and $3 million during the three and nine months ended September 30, 2011, respectively, is included in interest income from HSBC affiliates in the table above.

•	We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled less than $1 million and $2 million during the three and nine months ended September 30, 2011, respectively, and $2 million and $5 million during the three and nine months ended September 30, 2010, respectively, and is reflected as interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also include banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•	Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other postretirement benefit plans sponsored by HSBC North America. See Note 10, “Pension and Other Postretirement Benefits,” for additional information on this pension plan.

•	We have utilized HSBC Markets (USA) Inc, (“HMUS”) to lead manage the underwriting of a majority of our ongoing debt issuances as well as manage the debt exchange which occurred during the fourth quarter of 2010. During the three and nine months ended September 30, 2011 and 2010, there were no fees paid to HMUS for such services. For debt not accounted for under the fair value option, these fees would be amortized over the life of the related debt and included as a component of interest expense.

•	We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During the nine months ended September 30, 2011 and 2010, we recorded fees of $2 million and $4 million, respectively, for providing this guarantee. As of September 30, 2011, the outstanding balance of the guaranteed notes was $766 million and the latest scheduled maturity of the notes is May 2012. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $5 million and $13 million during the three and nine months ended September 30, 2011, respectively, and $4 million and $18 million during the three and nine months ended September 30, 2010, respectively, and are included in Insurance Commission paid to HSBC Bank Canada in the table above.

12.	Business Segments

Through June 30, 2011, we reported the results of our operations in two reportable segments: Card and Retail Services and Consumer. These segments were managed separately and were characterized by different middle-

HSBC Finance Corporation

market consumer lending products, originations processes, and locations. As previously discussed in Note 2, “Discontinued Operations,” in August 2011, we agreed to sell our Card and Retail Services business and these operations are now reported as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the third quarter of 2011, we have one remaining reportable segment: Consumer.

Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are all operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The All Other caption includes our Insurance and Commercial businesses. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt as well as our run-off Union Privilege non-credit card portfolio operations which is not being sold. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. Except as discussed above, there have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our consolidated financial statements for the fiscal year ended December 31, 2010 included in our Current Report on Form 8-K filed with the SEC on May 27, 2011.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

			Adjustments		IFRS Basis			U.S. GAAP
			Reconciling		Consolidated	IFRS	IFRS	Consolidated
	Consumer	All Other	Items		Totals	Adjustments(2)	Reclassifications(3)	Totals

	(in millions)

Three months ended September 30, 2011
Net interest income	$714	$140	$-		$854	$(238)	$(164)	$452
Other operating income (Total other revenues)	(1)	(337)	(7	)(1)	(345)	85	244	(16)

Total operating income (loss)	713	(197)	(7)		509	(153)	80	436
Loan impairment charges (Provision for credit losses)	1,821	2	-		1,823	359	-	2,182

	(1,108)	(199)	(7)		(1,314)	(512)	80	(1,746)
Operating expenses	172	22	(7)		187	5	80	272

Profit (loss) before tax	$(1,280)	$(221)	$-		$(1,501)	$(517)	$-	$(2,018)

Intersegment revenues	22	(15)	(7	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$49,992	$209	$-		$50,201	$(269)	$(110)	$49,822
Assets	48,629	11,758	-		60,387	(3,138)	(81)	57,168

Three months ended September 30, 2010
Net interest income	$592	$222	$-		$814	$(64)	$(208)	$542
Other operating income (Total other revenues)	(2)	(546)	(6	)(1)	(554)	1	305	(248)

Total operating income (loss)	590	(324)	(6)		260	(63)	97	294
Loan impairment charges (Provision for credit losses)	1,385	-	-		1,385	(80)	-	1,305

	(795)	(324)	(6)		(1,125)	17	97	(1,011)
Operating expenses	222	18	(6)		234	9	97	340

Profit (loss) before tax	$(1,017)	$(342)	$-		$(1,359)	$8	$-	$(1,351)

Intersegment revenues	16	(10)	(6	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$59,665	$1,998	$-		$61,663	$(299)	$(1,875)	$59,489
Assets	59,880	13,083	-		72,963	(4,008)	(135)	68,820

Nine months ended September 30, 2011
Net interest income	$2,037	$429	$-		$2,466	$(536)	$(522)	$1,408
Other operating income (Total other revenues)	(43)	(508)	(18	)(1)	(569)	90	769	290

Total operating income (loss)	1,994	(79)	(18)		1,897	(446)	247	1,698
Loan impairment charges (Provision for credit losses)	3,969	4	-		3,973	(500)	-	3,473

	(1,975)	(83)	(18)		(2,076)	54	247	(1,775)
Operating expenses	631	217	(18)		830	13	247	1,090

Profit (loss) before tax	$(2,606)	$(300)	$-		$(2,906)	$41	$-	$(2,865)

Intersegment revenues	58	(40)	(18	)(1)	-	-	-	-
Nine months ended September 30, 2010
Net interest income	$1,748	$696	$-		$2,444	$(199)	$(658)	$1,587
Other operating income (Total other revenues)	29	(889)	(16	)(1)	(876)	(19)	895	-

Total operating income (loss)	1,777	(193)	(16)		1,568	(218)	237	1,587
Loan impairment charges (Provision for credit losses)	4,465	2	-		4,467	(177)	-	4,290

	(2,688)	(195)	(16)		(2,899)	(41)	237	(2,703)
Operating expenses	655	59	(16)		698	46	237	981

Profit (loss) before tax	$(3,343)	$(254)	$-		$(3,597)	$(87)	$-	$(3,684)

Intersegment revenues	50	(34)	(16	)(1)	-	-	-	-

(1)	Eliminates intersegment revenues.
(2)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.
(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectibility of the loans.

As discussed above, under U.S. GAAP the credit risk component of the initial lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

As previously discussed, in the third quarter of 2011 we adopted new guidance under U.S. GAAP for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans’ original effective interest rate.

Under IFRSs, effective in the third quarter of 2011 the changes were made to the provisioning methodology for loans subject to forebearance to measure the effect of credit loss events which occurred prior to the reporting date. In certain circumstances, IFRSs may result in a lower overall credit loss reserve than under U.S. GAAP which is based on all expected future cash flows.

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

Assets

Customer loans (Receivables) – On an IFRSs basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs. IFRSs also allows for reversals of write-downs to fair value on secured loans when collateral values have improved which is not permitted under U.S. GAAP.

Other – In addition to the differences discussed above, derivative financial assets are higher under IFRSs than under U.S. GAAP as U.S. GAAP permits the netting of certain items. No similar requirement exists under IFRSs.

13.	Variable Interest Entities

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

HSBC Finance Corporation

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Consolidated	Consolidated	Consolidated	Consolidated
	Assets	Liabilities	Assets	Liabilities

	(in millions)

Real estate collateralized funding vehicles:
Receivables, net	$4,726	$-	$5,354	$-
Available-for-sale investments	7	-	104	-
Long-term debt	-	3,427	-	3,882

Total	$4,733	$3,427	$5,458	$3,882

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged lease and investments in community partnerships that were not consolidated at September 30, 2011 or December 31, 2010 because we are not the primary beneficiary. At September 30, 2011 and December 31, 2010, we have assets totaling less than $1 million and $9 million, respectively, on our consolidated balance sheet, which represents our maximum exposure to loss for these VIEs.

As it relates to our discontinued Card and Retail Services business, we are also involved with other VIEs which provided funding to HSBC Bank USA through collateralized funding transactions. These VIEs are not consolidated at September 30, 2011 or December 31, 2010 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts. In April 2011, the collateralized funding facilities were terminated by HSBC Bank USA.

14.	Fair Value Measurements

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

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this quarterly report. The following table

HSBC Finance Corporation

summarizes the carrying amounts and estimated fair value of our financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

	(in millions)

Financial assets:
Cash	$227	$227	$175	$175
Interest bearing deposits with banks	12	12	1,016	1,016
Securities purchased under agreements to resell	2,875	2,875	4,311	4,311
Securities	3,658	3,658	3,371	3,371
Consumer receivables(1):
Mortgage Services:
First lien	11,039	7,584	12,687	8,810
Second lien	1,519	468	1,832	492

Total Mortgage Services	12,558	8,052	14,519	9,302
Consumer Lending:
First lien	25,356	18,031	28,796	20,589
Second lien	2,542	719	3,000	691

Total Consumer Lending real estate secured receivables	27,898	18,750	31,796	21,280
Non-real estate secured receivables	4,671	3,477	6,004	4,409

Total Consumer Lending	32,569	22,227	37,800	25,689

Total consumer receivables	45,127	30,279	52,319	34,991
Receivables held for sale	-	-	4	4
Due from affiliates	202	202	126	126
Derivative financial assets	3	3	75	75
Financial liabilities:
Commercial paper	4,303	4,303	3,156	3,156
Due to affiliates carried at fair value	425	425	436	436
Due to affiliates	8,316	7,988	7,819	7,518
Long-term debt carried at fair value	16,025	16,025	20,844	20,844
Long-term debt not carried at fair value	27,154	26,093	33,772	32,924
Insurance policy and claim reserves	989	1,274	982	1,184
Derivative financial liabilities	275	275	2	2

(1)	The carrying amount of consumer receivables presented in the table above reflects the unamortized cost of the receivable, including any accrued interest, less credit loss reserves.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2011 and December 31, 2010 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total of
	Quoted Prices in				Assets
	Active Markets for	Significant Other	Significant		(Liabilities)
	Identical Assets	Observable Inputs	Unobservable Inputs		Measured at
	(Level 1)	(Level 2)	(Level 3)	Netting(1)	Fair Value

	(in millions)

September 30, 2011:
Derivative financial assets:
Interest rate swaps	$-	$1,144	$-	$-	$1,144
Currency swaps	-	1,737	-	-	1,737
Foreign exchange forward	-	-	-	-	-
Derivative netting	-	-	-	(2,878)	(2,878)

Total derivative financial assets	-	2,881	-	(2,878)	3
Available-for-sale securities:
U.S. Treasury	376	-	-	-	376
U.S. government sponsored enterprises	-	427	-	-	427
U.S. government agency issued or guaranteed	-	6	-	-	6
Obligations of U.S. states and political subdivisions	-	1	-	-	1
Asset-backed securities	-	27	17	-	44
U.S. corporate debt securities	-	1,635	28	-	1,663
Foreign debt securities:
Government	20	93	-	-	113
Corporate	-	433	-	-	433
Equity securities	10	-	-	-	10
Money market funds	558	-	-	-	558
Accrued interest	1	25	1	-	27

Total available-for-sale securities	965	2,647	46	-	3,658

Total assets	$965	$5,528	$46	$(2,878)	$3,661

Due to affiliates carried at fair value	$-	$(425)	$-	$-	$(425)
Long-term debt carried at fair value	-	(16,025)	-	-	(16,025)
Derivative related liabilities:
Interest rate swaps	-	(1,715)	-	-	(1,715)
Currency swaps	-	(116)	-	-	(116)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-	-	1,559	1,559

Total derivative related liabilities		(1,834)	-	1,559	(275)

Total liabilities	$-	$(18,284)	$-	$1,559	$(16,725)

December 31, 2010:
Derivative financial assets:
Interest rate swaps	$-	$1,220	$-	$-	$1,220
Currency swaps	-	2,067	-	-	2,067
Derivative netting	-	-	-	(3,212)	(3,212)

Total derivative financial assets	-	3,287	-	(3,212)	75
Available-for-sale securities:
U.S. Treasury	349	-	-	-	349
U.S. government sponsored enterprises	-	284	1	-	285
U.S. government agency issued or guaranteed	-	11	-	-	11
Obligations of U.S. states and political subdivisions	-	30	-	-	30
Asset-backed securities	-	40	20	-	60
U.S. corporate debt securities	-	1,799	3	-	1,802
Foreign debt securities:
Government	14	84	-	-	98
Corporate	-	344	-	-	344
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353
Accrued interest	1	29	-	-	30

Total available-for-sale securities	726	2,621	24	-	3,371

Total assets	$726	$5,908	$24	$(3,212)	$3,446

Due to affiliates carried at fair value	$-	$(436)	$-	$-	$(436)
Long-term debt carried at fair value	-	(20,844)	-	-	(20,844)
Derivative related liabilities:
Interest rate swaps	-	(611)	-	-	(611)
Currency swaps	-	(151)	-	-	(151)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-	-	763	763

Total derivative related liabilities	-	(765)	-	763	(2)

Total liabilities	$-	$(22,045)	$-	$763	$(21,282)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at September 30, 2011 and December 31, 2010:

	Level 2	Level 3	Total

	(in millions)

September 30, 2011:
AAA to AA-(1)	$425	$-	$425
A+ to A-(1)	1,083	14	1,097
BBB+ to Unrated(1)	127	14	141
December 31, 2010:
AAA to AA-(1)	$381	$-	$381
A+ to A-(1)	1,280	-	1,280
BBB+ to Unrated(1)	138	3	141

(1)	We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Fitch and Standard and Poor’s Corporation. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011 or 2010.

Information on Level 3 Assets and Liabilities Securities are transferred into Level 3 classifications when an individual non-U.S. government issued asset-backed security is downgraded below a AAA credit rating or the individual security fails the quarterly pricing comparison test with a variance greater than 5 percent. Securities are transferred into Level 2 classifications when they no longer meet one or both of the above conditions. The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011 or 2010.

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	July 1		Comp.				Into	Out of	Sept. 30,	Unrealized
	2011	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Asset-backed securities	19	-	(2)	-	-	-	-	-	17	(1)
U.S. corporate debt securities	14	-	-	-	-	-	26	(12)	28	1

Total assets	$33	$-	$(2)	$-	$-	$-	$26	$(12)	$45	$-

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	July 1		Comp.				Into	Out of	Sept. 30,	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$-	$-	$2	$-
Asset-backed securities	24	-	(3)	-	-	-	-	-	21	1
U.S. corporate debt securities	3	-	-	-	-	-	-	-	3	-

Total assets	$29	$-	$(3)	$-	$-	$-	$-	$-	$26	$1

HSBC Finance Corporation

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	Sept. 30,	Unrealized
	2011	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2011	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$1	$-	$-	$-	$-	$-	$-	$(1)	$-	$-
Asset-backed securities	20	-	(5)	-	-	(1)	3	-	17	(2)
U.S. corporate debt securities	3	-	(1)	-	-	-	38	(12)	28	2

Total assets	$24	$-	$(6)	$-	$-	$(1)	$41	$(13)	$45	$-

		Total Gains and
		(Losses)
		Included in
			Other				Transfers	Transfers		Current Period
	Jan. 1,		Comp.				Into	Out of	Sept. 30,	Unrealized
	2010	Income	Income	Purchases	Issuances	Settlement	Level 3	Level 3	2010	Gains (Losses)

	(in millions)

Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$-	$-	$-	$-	$2	$(2)	$2	$1
Obligations of U.S. states and political subdivision	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(7)	-	-	-	2	-	21	3
U.S. corporate debt securities	20	-	-	-	-	-	8	(25)	3	-

Total assets	$49	$-	$(7)	$-	$-	$(1)	$12	$(27)	$26	$4

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as of				(Losses) for the	(Losses) for the
	September 30, 2011				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2011	September 30, 2011

(in millions)

Real estate owned(1)	$-	$403	$-	$403	$(41)	$(155)

					Total Gains	Total Gains
	Non-Recurring Fair Value Measurements as of				(Losses) for the	(Losses) for the
	September 30, 2010				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	September 30, 2010	September 30, 2010

	(in millions)

Real estate secured receivables held for sale at fair value	$-	$-	$4	$4	$-	$2
Real estate owned(1)	-	994	-	994	(58)	(139)

Total assets at fair value on a non-recurring basis	$-	$994	$4	$998	$(58)	$(137)

(1)	Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

HSBC Finance Corporation

Valuation Techniques The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.

Cash: Carrying amount approximates fair value due to cash’s liquid nature.

Interest bearing deposits with banks: Carrying amount approximates fair value due to the asset’s liquid nature.

Securities purchased under agreements to resell: The fair value of securities purchased under agreements to resell approximates carrying amount due to the short-term maturity of the agreements.

Securities: Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•	U.S. Treasury, U.S. government agency issued or guaranteed and Obligations of U.S. States and political subdivisions – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•	U.S. government sponsored enterprises – For certain government sponsored mortgage-backed securities which transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated. For government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	Asset-backed securities – Fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•	U.S. corporate and foreign debt securities – For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Preferred equity securities – In general, for perpetual preferred securities, fair value is calculated using an appropriate spread over a comparable U.S. Treasury security for each issue. These spreads represent the additional yield required to account for risk including credit, refunding and liquidity. The inputs are derived principally from or corroborated by observable market data.

•	Money market funds – Carrying amount approximates fair value due to the asset’s liquid nature.

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

HSBC Finance Corporation

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

Real estate owned: Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value. The carrying amount of the property is further reduced, if necessary, at least every 45 days to reflect observable local market data, including local area sales data.

Due from affiliates: Carrying amount approximates fair value because the interest rates on these receivables adjust with changing market interest rates.

Commercial paper: The fair value of these instruments approximates existing carrying amount because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity or repricing characteristics.

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

15.	Litigation and Regulatory Matters

In addition to the matters described below, in the ordinary course of business, we are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to activities of our current and/or former operations. These legal actions and proceedings may include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief. In the ordinary course of business, we also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In connection with formal and informal inquiries by these regulators, we receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of our regulated activities.

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

Litigation

Card Services Litigation Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a

HSBC Finance Corporation

no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. We continue to defend the claims in this action vigorously and our entry into the Agreements in no way serves as an admission as to the validity of the allegations in the complaints. Similarly, the Agreements have had no impact on our ability to quantify the potential impact from this action, if any, and we are unable to do so at this time.

Securities Litigation As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893), filed August 19, 2002. The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934, on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household’s Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded on April 30, 2009 and the jury rendered a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. A second phase of the case was to proceed to determine the actual damages, if any, due to the plaintiff class and issues of reliance. On November 22, 2010, the Court issued a ruling on the second phase of the case. On the issue of reliance, the Court ruled that claim forms would be mailed to class members and that class members who file claims would be asked to check a “YES” or “NO” box to a question that asks whether they would have purchased Household stock had they known false and misleading statements inflated the stock price. As for damages, the Court set out a method for calculating damages for class members who file claims. As previously reported, in Court filings in March 2010, plaintiff’s lawyers have estimated that damages could range ‘somewhere between $2.4 billion to $3.2 billion to class members’, before pre-judgment interest. The defendants filed a motion for reconsideration from the Court’s November 22 ruling. On January 14, 2011, the Court partially granted that motion, slightly modifying the claim form, allowing defendants to take limited discovery on the issue of reliance and reserving on the issue whether the defendants would ultimately be entitled to a jury trial on the issues of reliance and damages. On January 31, 2011 and April 7, 2011, the Court issued other rulings clarifying the scope of discovery. Plaintiffs mailed the claim forms with the modified language to class members.

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

The date on which the Court may enter a final judgment is not known at this time and the timing and outcome of the ultimate resolution of this matter is uncertain. When a final judgment is entered by the District Court, the parties

HSBC Finance Corporation

have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals. We continue to believe that we have meritorious grounds for appeal of one or more of the rulings in the case and intend to appeal the Court’s final judgment, which could involve a substantial amount. Upon appeal, we will be required to secure the judgment in order to suspend execution of the judgment while the appeal is ongoing by depositing cash in an interest-bearing escrow account or posting an appeal bond in the amount of the judgment (including any pre-judgment interest awarded). Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court partially accepts or rejects our arguments, the amount of damages, including pre-judgment interest, could be higher, and may lie in a range from a relatively insignificant amount to somewhere in the region of $3.0 billion.

Debt Cancellation Litigation. Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al. v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and filed notices of settlement of all claims in each respective court. The parties are currently in the process of memorializing the terms and conditions of settlement in a formal agreement, which will be submitted to one court on a consolidated basis for approval. We are adequately reserved for the proposed settlement. A motion for class certification and a motion to defer consideration of class certification pending completion of the settlement were recently heard in the Chastain action. A ruling is expected shortly.

In October 2011, the Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), alleging similar claims in connection with the marketing, selling and administering of debt cancellation and suspension products to consumers in West Virginia. In addition to damages, the Attorney General is seeking civil money penalties and injunctive relief. The action was removed to Federal Court and the Attorney General’s motion to remand is pending. We have received a similar inquiry from another state’s Attorney General, although no action has yet been filed.

Governmental and Regulatory Matters

Foreclosure Practices As previously reported, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The effective date of the Servicing Consent Orders was April 13, 2011. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

HSBC Finance Corporation

The Servicing Consent Orders require us to review foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan must be developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications will be sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and will be followed by industry media advertising in late 2011. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will result in significant increases in our operational expenses in future periods.

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

As has been reported in the media, we understand that the five largest U.S. mortgage servicers are engaged in discussions with bank regulators, the U.S. Department of Justice and State Attorneys General regarding a broader settlement with respect to foreclosure and other mortgage servicing practices. Media reports suggest that the settlement will involve a substantial dollar payment and concessions to borrowers. Following the conclusion of these discussions and the announcement of any such settlement with the five largest servicers, we expect that the next nine largest mortgage servicers, including HSBC Finance Corporation and HSBC Bank USA, will be approached regarding a settlement although the timing and proposed terms of such settlement discussions are not presently known.

16.	New Accounting Pronouncements

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

Clarifications to Accounting for Troubled Debt Restructurings by Creditors In April 2011, the FASB issued an Accounting Standards Update which provided additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), for purposes of the identification and reporting of troubled debt restructurings, as well as for recording impairment. In the third quarter of 2011, we adopted this Accounting Standards Update. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and for purposes of measuring impairment on these receivables, a discounted cash flow approach was applied. As a result, we have reported an additional $4.8 billion of receivables as TDRs at September 30, 2011, ($4 million of which relates to our discontinued credit card operations), which resulted in approximately $925 million of loan loss provision being recorded for these receivables on a continuing operations basis during the third quarter of 2011. Credit loss reserves on this incremental TDR population on a continuing operations basis totaled $1.3 billion at September 30, 2011.

HSBC Finance Corporation

This Accounting Standards Update also clarified the effective date for new disclosure requirements for TDRs which have been included in Note 5, “Receivables.”

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

Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. The guidance is effective prospectively from January 1, 2012. Adoption is not expected to have a material impact on our financial position or results of operations.

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

Current Environment Weak employment growth and sluggish consumer spending have led to concerns about the prospects for the U.S. economy’s growth going forward. During the third quarter, the flow of economic data has generally come in weaker than expected and, when combined with recent revisions to gross domestic product (“GDP”) data, have served to heighten anxieties about the possibility of a double dip recession. The financial markets have become somewhat volatile once again with stock market averages down sharply across the globe as heightened risk aversion has gripped the markets. Serious threats to economic growth remain including continued pressure and uncertainty in the housing market and elevated unemployment levels. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the funds rate at least through mid-2013. Marketplace liquidity continues to remain ample, however renewed European sovereign debt fears triggered by Greece and other countries as well as increased concerns regarding government spending, the budget deficit and the possibility of another economic recession continue to impact the financial markets including interest rates and spreads. During the first nine months of 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, we believe further declines are necessary before substantial progress in reducing the inventory of homes occurs.

While the economy continued to add jobs during the third quarter, the pace of new job creation continues to be slow. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. Consumer spending continues to be sluggish as high food and gas prices and a weak labor market continue to influence consumer spending. In addition, consumer confidence, which is low based on historical standards and is currently below its 12-month average, continues to decline raising questions about the continued willingness by consumers to spend in the coming months, particularly if energy prices remain high.

HSBC Finance Corporation

U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 9.1 percent in September 2011. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 10 states are at or above 10.0 percent, including California and Florida, states where we have receivable portfolios in excess of 5 percent of our total outstanding receivables. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Mortgage lending industry trends continue to be affected by the following in 2011:

>	Overall levels of delinquencies remain elevated;

>	While we ceased originating mortgage loans in early 2009, mortgage loan originations from 2006 through 2008 continue to perform worse than originations from prior periods;

>	Significant delays in foreclosure proceedings as a result of the broad horizontal review of industry foreclosure practices by the Federal Reserve Board and the Office of the Comptroller of the Currency, culminating in the issuance of consent orders to many servicers;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last few years;

>	Levels of foreclosed properties and properties in the process of being foreclosed remain elevated which has contributed to a continued general decline in home prices during the first nine months of 2011;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession which continues to be slow, consumer confidence, volatility in energy prices, credit market volatility and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality and the possibility of another recession. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results through 2011 and beyond, the degree of which is largely dependent upon the nature and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing, and in some instances, cessation of all foreclosure processing by numerous loan servicers, for some period of time there may be some reduction in the number of properties being marketed following foreclosure which may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase foreclosure activities and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in loss severity on REO properties, which would also adversely impact our provision for credit losses.

HSBC Finance Corporation

As a result of industry-wide compliance issues, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, courts are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

In addition to the heightened foreclosure scrutiny discussed above, we have also noticed increased scrutiny in consumer bankruptcy proceedings, particularly with respect to proving ownership of the promissory note. On December 1, 2011, a new bankruptcy rule will take effect which will require much more documentation to be filed with proofs of claim filed in connection with debt secured by residential mortgages. The new rule also imposes new notice requirements around routine payment changes, such as escrow. We are prepared to meet the requirements but expect this will result in an immaterial increase in compliance related expense.

Growing government indebtedness and a large budget deficit have resulted in a downgrade in the U.S. sovereign debt rating by one major credit rating agency and two major credit rating agencies having U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing over the longer term. While the potential effects of the U.S. downgrade are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

2011 Regulatory Developments As previously reported, HSBC Finance Corporation and our indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”) and our affiliate, HSBC Bank USA, has entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with the Federal Reserve and the OCC to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will result in significant increases in our operational expenses in future periods.

The Servicing Consent Orders require us to review foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan must be developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications will be sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and will be followed by industry media advertising in late 2011.

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

HSBC Finance Corporation

Business Focus During the third quarter of 2011, we completed a strategic review of our Card and Retail Services business. In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, agreed to sell its Card and Retail Services business, which includes both our credit card and private label operations, to Capital One Financial Group (“Capital One”) for a premium of 8.75 percent of receivables. The sale will include real estate and other assets and certain liabilities which will be sold at book value or in the case of real estate, appraised value at the date of closing. Based on balances at September 30, 2011, the total consideration would be approximately $12.5 billion, including a premium of $3.0 billion. The consideration may be paid in cash or a combination of cash and common stock to a maximum of $750 million of common stock (to be priced at $39.23 per share) at the option of Capital One. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon will be sold or transferred to Capital One although we may enter into site-sharing arrangements for certain of these locations for a period of time. We also expect to transfer a data center. The majority of the employees in our Card and Retail Services business will transfer to Capital One. As such, we anticipate severance costs or other charges as a result of this transaction will not be significant. Based on balances at September 30, 2011, we anticipate recording a gain of approximately $2.0 billion (after-tax) as a result of this transaction. However, the final amount recognized will be dependent upon the balances at the time of closing which is expected to occur in the second quarter of 2012. As a result of this transaction, our Card and Retail Services business, which was previously included in the Card and Retail Services segment, is now reported as discontinued operations. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for a further discussion.

The real estate secured and personal non-credit card receivable portfolios of our Consumer Lending and Mortgage Services businesses, which totaled $49.8 billion at September 30, 2011, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above as well as a significant increase in dollars of two-months and over contractual delinquency during the third quarter of 2011, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the real estate secured receivable portfolios of our run-off Consumer Lending and Mortgage Services businesses to decline to between 40 percent and 50 percent of the September 30, 2011 receivable levels over the next four to five years. Attrition will not be linear during this period. While in the near term charge-off related receivable run-off will likely continue to remain elevated due to the economic environment, run-off is beginning to slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, or cost structure in support of HSBC’s strategic priorities. In light of the recent announcement of the sale of our Card and Retail Services business and an ongoing review of the Insurance business, we have decided to cease issuing new term life insurance in the United States. As the review of the Insurance business continues, other Insurance lines may be impacted. Regardless of future actions, HSBC will continue to provide insurance products to its customers.

We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. Cost reduction initiatives achieved to date include workforce reductions which have resulted in a reduction in total legal entity full-time equivalent employees of 16 percent since December 31, 2010. Workforce reductions are also occurring in certain non-compliance shared services functions which we expect will result in reductions to future allocated costs for these functions. This review will continue throughout 2011 and, as a result, we may incur restructuring charges during the remainder of 2011, the amount of which will depend on the actions that are ultimately implemented.

HSBC Finance Corporation

Performance, Developments and Trends We reported a net loss of $1.1 billion during both the three and nine months ended September 30, 2011, respectively, compared to a net loss of $752 million and $1.9 billion during the three and nine months ended September 30, 2010, respectively.

As discussed above, in August 2011, we announced that we had entered into an agreement to sell our Card and Retail Services business and as a result, our Card and Retail Services business results are now reported as discontinued operations for all periods presented. See Note 2, “Discontinued Operations,” in the accompanying consolidated financial statements for a further discussion. Loss from continuing operations was $1.3 billion and $1.7 billion during the three and nine months ended September 30, 2011, respectively, compared to $872 million and $2.4 billion during the three and nine months ended September 30, 2010, respectively. We reported a loss from continuing operations before taxes of $2.0 billion and $2.9 billion during the three and nine months ended September 30, 2011, respectively, compared to a loss from continuing operations before tax of $1.4 billion and $3.7 billion during the three and nine months ended September 30, 2010, respectively. Our results in these periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option as well as the adoption of new accounting guidance related to troubled debt restructurings (“TDR Loans”) as discussed more fully below. The following table summarizes the impact of these items on our income (loss) from continuing operations before income tax for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Loss from continuing operations before income tax, as reported	$(2,018)	$(1,351)	$(2,865)	$(3,684)
(Gain) loss in value of fair value option debt and related derivatives	(792)	1	(1,008)	(602)
Incremental provision for credit losses recorded as a result of adopting new accounting guidance on TDR Loans(2)	745	-	745	-

Loss from continuing operations before income tax, excluding above items(1)	$(2,065)	$(1,350)	$(3,128)	$(4,286)

(1)	Represents a non-U.S. GAAP financial measure.

(2)	The total incremental loan loss provision recorded as a result of adopting new accounting guidance on TDR Loans was $925 million which included the impact of changes in market conditions during the quarter of $180 million which is excluded for purposes of this presentation. For purposes of this presentation, we are excluding the impact associated with changes in market conditions during the quarter.

Excluding the collective impact of the items in the above table, our loss from continuing operations before tax for the three months ended September 30, 2011 increased $715 million but declined $1.2 billion during the year-to-date period. During the three months ended September 30, 2011, our results reflect lower net interest income, lower other revenues and higher provision for credit losses, partially offset by lower operating expenses. During the nine months ended September 30, 2011, lower provision for credit losses was partially offset by lower net interest income, lower other revenues and higher operating expenses. Our results in both periods were impacted by lower derivative related income reflecting the impact of decreasing interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio although the impact was most significant to our results during the three months ended September 30, 2011. The impact of interest rates on our non-qualifying economic hedge portfolio resulted in losses of $885 million and $971 million during the three and nine months ended September 30, 2011, respectively, as compared to losses of $343 million and $795 million during the year-ago periods. While these positions act as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles.

During the third quarter of 2011 we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Under this new guidance, we have determined that all receivables modified as a result of a financial difficulty for

HSBC Finance Corporation

periods of greater than three months, including all modifications with trial periods, regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age since the first quarter of 2007, should be considered TDR Loans. Accordingly, $1.1 billion of first-time early stage delinquency accounts which have been re-aged since January 1, 2011 are not being reported as TDR Loans at September 30, 2011. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and has resulted in the reporting of an additional $4.1 billion of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans at September 30, 2011 with credit loss reserves of $1.3 billion associated with these receivables at September 30, 2011. An incremental loan loss provision for these receivables using a discounted cash flow analysis of approximately $925 million was recorded during the third quarter of 2011 which also includes the impact of changes in market conditions during the quarter of approximately $180 million as roll rates and loss severities on TDR Loans increased which resulted in higher reserve requirements for TDR Loans compared to the prior quarters. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate. See page 103 for additional discussion of our review of this reserving process during the third quarter.

Net interest income decreased during the three and nine months ended September 30, 2011 as compared to the year-ago periods. The decrease in both periods reflects lower average receivables as a result of receivable liquidation as well as a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. These decreases were partially offset by higher receivable yields and an increase in our estimate of interest receivable relating to income tax receivables of $26 million and $106 million during the three and nine months ended September 30, 2011, respectively, compared to $23 million and $6 million in the year-ago periods, which is recorded as a component of finance and other interest income. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates.

Net interest margin was 3.05 percent and 2.98 percent for the three and nine months ended September 30, 2011, respectively, compared to 2.63 percent and 2.52 percent for the year-ago periods. Net interest margin during both periods was positively impacted by estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of this item in both periods, net interest margin remained higher during both periods reflecting the impact of lower levels of nonaccrual receivables which have a positive impact on receivable yields and a lower cost of funds as a percentage of interest earning assets, partially offset by the shift in receivable mix to lower yielding first lien real estate secured receivables discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Other revenues during the three and nine months ended September 30, 2011 were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain on debt designated at fair value and related derivatives, other revenues decreased during the three and nine months ended September 30, 2011 primarily due to lower derivative related income as discussed above as well as lower insurance revenue, partially offset by higher investment income. Lower insurance revenue reflects a decrease in the number of credit insurance policies in force since March 31, 2009 primarily due to the run-off of our Consumer Lending portfolio. Investment income increased in both periods due to higher gains on sales of securities, partially offset by lower average balances and lower yields on money market funds. See “Results of Operations” for a more detailed discussion of other revenues.

As discussed above, our provision for credit losses during the third quarter of 2011 included approximately $766 million for real estate secured receivables and approximately $159 million for personal non-credit card receivables related to the adoption of new accounting guidance related to TDR Loans, as TDR Loans are reserved for using a discounted cash flow analysis which generally results in higher reserve requirements. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Excluding the impact of the adoption of the new Accounting Standards Update during the third

HSBC Finance Corporation

quarter of 2011, our overall provision for credit losses decreased during the three and nine months ended September 30, 2011 as compared to the year-ago periods as discussed below.

•	The overall provision for credit loss for real estate secured receivables increased during the three months ended September 30, 2011 driven by higher provisions for credit losses in our Consumer Lending real estate secured receivable portfolio, partially offset by lower provisions for credit losses in our Mortgage Services real estate secured receivable portfolio. During the nine months ended September 30, 2011, provision for credit losses was lower for both our Consumer Lending and Mortgage Services real estate secured receivable portfolios.

The provision for credit losses for real estate secured loans in our Mortgage Services business declined during the three and nine months ended September 30, 2011. The decrease reflects lower balances outstanding as the portfolio continues to liquidate, lower dollars of delinquency and lower charge-off levels as compared to the prior year periods. These decreases were partially offset by additional credit loss reserves booked in the third quarter of 2011 relating to a significant deterioration in delinquency on accounts less than 180 days contractually delinquent since June 2011 which we believe to be greater than normal seasonal trends than we would otherwise expect to occur and, in the nine month period, the impact of lower estimated cash flows on TDR loans recorded in the first quarter of 2011 due to economic expectations about home prices and other changes in assumptions including the length of time receivables will remain on our books as a result of the temporary suspension of foreclosure activities as discussed above.

For real estate loans in our Consumer Lending business, the provision for credit losses increased during the three month period but decreased in the year-to-date period driven by the factors discussed above except during the three month period, the lower delinquency levels as compared to the prior year were not as pronounced as the lower delinquency levels in our Mortgage Services business and resulted in an overall increase in the provision for credit losses during the quarter for real estate secured receivables in our Consumer Lending business.

•	The provision for credit losses for our personal non-credit card receivables decreased during the three and nine months ended September 30, 2011 reflecting lower receivable, delinquency and charge-off levels as compared to the year-ago periods and lower reserve requirements on the legacy TDR Loan population.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During the three and nine months ended September 30, 2011, we increased our credit loss reserves as the provision for credit losses was $1.3 billion and $399 million, respectively, higher than net charge-offs. Excluding the impact of adopting new accounting guidance on TDR Loans as previously discussed, the provision for credit losses was $396 million higher than net charge-offs during the three months ended September 30, 2011 but $526 million lower than net charge-offs during the year-to-date period. The increase in credit loss reserves since June 30, 2011 reflects higher delinquency levels during the quarter. As compared to December 31, 2010, the decrease in credit loss reserves reflects lower receivable and delinquency levels. See “Credit Quality” for further discussion of credit loss reserves.

Credit loss reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Real Estate Secured Receivables
	Consumer Lending		Mortgage Services
Three Months Ended September 30,	2011	2010	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$2,143	$2,588	$1,497	$1,897
Provision for credit losses(1)	1,364	600	545	444
Charge-offs	(441)	(718)	(306)	(505)
Recoveries	12	16	10	11

Credit loss reserves at end of period	$3,078	$2,486	$1,746	$1,847

HSBC Finance Corporation

	Real Estate Secured Receivables
	Consumer Lending		Mortgage Services
Nine Months Ended September 30,	2011	2010	2011	2010

	(in millions)

Credit loss reserves at beginning of period	$2,409	$3,047	$1,781	$2,384
Provision for credit losses(1)	2,127	1,832	1,011	1,204
Charge-offs	(1,501)	(2,438)	(1,077)	(1,781)
Recoveries	43	45	31	40

Credit loss reserves at end of period	$3,078	$2,486	$1,746	$1,847

(1)	During the three and nine months ended September 30, 2011, provision for credit losses for our Consumer Lending real estate secured receivables included $596 million related to the adoption of new accounting guidance for TDRs. During the three and nine months ended September 30, 2011, provision for credit losses for our Mortgage Services real estate secured receivables included $170 million related to the adoption of new accounting guidance for TDR Loans.

A significant portion of our receivable portfolio is considered to be TDR Loans which are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans. Additionally, a significant portion of real estate secured receivables in our portfolio is carried at the lower of amortized cost or fair value less cost to sell. The following table summarizes these receivables, which either carry higher reserves using a discounted cash flow methodology or are carried at fair value less cost to sell, in comparison to our entire receivable portfolio:

	September 30,	December 31,
	2011	2010

	(in millions)

Total receivable portfolio	$49,822	$56,486

Real estate secured receivables carried at fair value less cost to sell	$5,593	$5,095
TDR Loans:
Real estate secured(1)	10,859	7,875
Personal non-credit card	1,315	704

TDR Loans	12,174	8,579

Receivables carried at either fair value less cost to sell or reserved for using a discounted cash flow methodology	$17,767	$13,674

Real estate secured receivables carried at either fair value less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	37.23%	26.29%

Receivables carried at either fair value less cost to sell or reserved for using a discounted cash flow methodology as a percentage of total receivables	35.66%	24.21%

(1)	Excludes TDR Loans which are recorded at fair value less cost to sell and included separately in the table.

Total operating expenses for continuing operations decreased $68 million, or 20 percent, during the three months ended September 30, 2011 but increased $109 million, or 11 percent, during the year-to-date period. The decrease in the current quarter reflects lower real estate owned (“REO”) expenses due to lower levels of REO property held as compared to the prior year quarter and lower salaries and employee benefits as a result of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The increase in the nine months ended September 30, 2011 reflects increased legal reserves reflecting increased exposure estimates on certain litigation matters and higher REO expenses due to higher losses on sales of REO properties, partially offset by lower salary and employee benefits as discussed above. See “Results of Operations” for a more detailed discussion of operating expenses.

HSBC Finance Corporation

The effective tax rate for the three months ended September 30, 2011 was primarily impacted by an increase in uncertain tax positions. The effective tax rate for the nine months ended September 30, 2011 was significantly impacted by a release of valuation allowance previously established on foreign tax credits during the first quarter of 2011. HSBC North America identified an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. This strategy continued to be implemented during the second quarter of 2011. The effective tax rate for the three and nine months ended September 30, 2010 was primarily impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. See Note 9, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010 for continuing operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(dollars are in millions)

Loss from continuing operations	$(1,329)	$(872)	$(1,711)	$(2,350)
Return on average assets	(8.89)%	(4.74)%	(3.61)%	(4.03)%
Return on average common shareholder’s equity	(106.61)	(66.96)	(42.80)	(57.82)
Net interest margin	3.05	2.63	2.98	2.52
Consumer net charge-off ratio, annualized	6.80	10.32	7.77	11.83
Efficiency ratio(1)	58.90	117.83	61.69	58.80

	September 30,	December 31,
	2011	2010

	(dollars are in millions)

Receivables:
Real estate secured	$44,196	$49,336
Personal non-credit card	5,600	7,117
Commercial and other	26	33

Total	$49,822	$56,486

Two-month-and-over contractual delinquency ratio	16.63%	15.85%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Performance Ratios Our efficiency ratio for continuing operations in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from all periods, our efficiency ratio deteriorated in both periods reflecting lower other revenues driven by lower derivative related income (expense) and lower net interest income and during the year-to-date period higher operating expenses as discussed above.

Our return on average common shareholder’s equity (“ROE”) and our return on average assets (“ROA”) was significantly impacted in the current periods by the adoption of new accounting guidance related to TDR Loans as previously discussed and impacted in all periods by the change in fair value of debt for which we have elected fair value option accounting. Excluding these items from ROE in all periods, ROE and ROA deteriorated during the current quarter due to a higher loss from continuing operations driven by lower derivative related income. However, ROE and ROA improved during the year-to-date period reflecting a lower loss from continuing operations driven by lower provision for credit losses.

HSBC Finance Corporation

Receivables Receivables were $49.8 billion at September 30, 2011, $51.6 billion at June 30, 2011 and $56.5 billion at December 31, 2010. Receivable levels compared to both June 30, 2011 and December 31, 2010 decreased for both real estate secured and personal non-credit card receivables reflecting the continued liquidation of these portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality Dollars of two-months and over contractual delinquency increased as compared to June 30, 2011 for both real estate secured and personal non-credit card receivables reflecting seasonal trends for higher delinquency levels during the second half of the year and deterioration in credit conditions during the quarter reflecting, in part, the impact of continuing high unemployment levels. While we typically experience seasonal trends for higher delinquency during the second half of the year, during the current quarter we experienced a significant increase in delinquency on accounts less than 180 days contractually delinquent which we believe to be greater than normal seasonal trends that we have seen historically. As it relates to real estate secured receivables, the higher dollars of delinquency also reflects the impact of our temporary suspension of foreclosure activities as previously discussed. While it currently remains unclear, a portion of the increase in dollars of delinquency for real estate secured receivables may be attributable to changes in customer payment behavior. These increases were partially offset by the impact of lower receivable levels. Dollars of delinquency decreased as compared to December 31, 2010 reflecting lower receivable levels and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments, partially offset by the factors discussed above. Dollars of two-months and over contractual delinquency as a percentage of receivables and receivables held for sale (the “delinquency ratio”) at September 30, 2011 was 16.63 percent compared to 14.60 percent at June 30, 2011 and 15.85 percent at December 31, 2010. The delinquency ratio increased as compared to June 30, 2011 as dollars of delinquency increased during the quarter as discussed above while receivable levels continued to liquidate. The delinquency ratio also increased as compared to December 31, 2010 as receivable levels decreased at a faster pace than dollars of delinquency during the year-to-date period. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratios.

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by the lower dollars of delinquency experienced over the past several quarters as a result of lower receivable levels and lower levels of personal bankruptcy filings. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. Net charge-off of consumer receivables as a percentage of average consumer receivables (the “net charge-off ratio”) decreased as compared to both the prior quarter and prior year quarter as the decrease in dollars of net charge-offs as discussed above outpaced the decrease in average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratios.

HSBC Finance Corporation

Performance of our Discontinued Card and Retail Services Business The financial information set forth below summarizes selected financial highlights of our discontinued Card and Retail Services business for the three and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(dollars are in millions)

Finance and other interest income	$492	$547	$1,488	$1,683
Interest expense	22	29	72	91

Net interest income	470	518	1,416	1,592
Provision for credit losses(3)	152	205	424	680

Net interest income after provision for credit losses	318	313	992	912
Fee income and enhancement services revenue	187	141	487	442
Gain on receivable sales with affiliates	145	143	407	401
Servicing and other fees from HSBC affiliates	154	160	463	472
Other income	3	3	12	11

Total other revenues	489	447	1,369	1,326
Salaries and employee benefits	69	87	219	258
Other marketing expenses	57	71	221	203
Other servicing and administrative expenses	78	99	337	325
Support services from affiliates	209	214	623	624
Amortization of intangibles	22	34	91	103

Total operating expenses	435	505	1,491	1,513

Income from discontinued operations before income tax	$372	$255	$870	$725

Net interest margin	20.68%	20.49%	20.26%	20.00%
Efficiency ratio(1)	45.35	52.33	53.54	51.85

	September 30,	December 31,
	2011	2010

	(dollars are in millions)

Credit card receivables(2)	$8,677	$9,897

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)	At September 30, 2011, credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value, as they are held for sale to Capital One as discussed above. At December 31, 2010, credit card receivables were carried at amortized cost and as such are not directly comparable to the current period balances.

(3)	For periods following the transfer of the receivables to held for sale, the receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value and we no longer record provisions for credit losses, including charge-offs, for these receivables.

In our credit card business while on an active account basis purchase volumes remained consistent with the prior year, we saw continued declines in our credit card receivable balances due to increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts and in the first quarter of 2011 seasonal improvements in collection activities as some customers use their tax refunds to make payments. While credit card marketing increased during the first nine months of 2011, marketing remains low compared to historical levels. While delinquencies increased during the quarter largely due to seasonal trends, credit quality remains improved compared to the prior year as delinquency and charge-off levels have declined as the impact of continued high unemployment rates has not been as severe as originally expected due in part to improved customer payment behavior which has resulted in continued improvements in delinquency levels. While

HSBC Finance Corporation

implementation of changes required by the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) continued to result in reductions to revenue, the impact has been mitigated by improved credit quality for our credit card business in the first nine months of 2011 compared to the prior year period. As discussed more fully below, in August 2011 we announced that we had entered into an agreement to sell our credit card business to Capital One Financial Group.

Income from our discontinued Card and Retail Services business improved during the three and nine months ended September 30, 2011 as compared to the year-ago periods primarily due to lower provision for credit losses, lower operating expenses and higher other revenues, partially offset by lower net interest income.

Lower net interest income in both periods reflects the impact of lower average receivables as discussed more fully below, partially offset by higher yields on credit card receivables. The higher yields on our credit card receivables reflect the impact of improved credit quality as compared to the year-ago periods, partially offset by impacts of the CARD Act including periodic re-evaluations of rate increase and restrictions on repricing of delinquent accounts. Net interest margin for our Card and Retail Services business increased as compared to both prior year periods as a result of the higher yields as discussed above.

The provision for credit losses for our credit card receivable portfolio decreased during the three and nine months ended September 30, 2011 due to lower receivable levels as a result of receivable run-off. The decrease also reflects improvement in the underlying credit quality of the portfolio including improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as compared to the year-ago periods as customer payment rates have continued to be strong during the first nine months of 2011. The impact on credit card receivable losses from the current economic environment, including continued high unemployment levels, has not been as severe as originally expected due in part to improved customer payment behavior. The lower provision for credit losses in both periods was also impacted by our announcement in August 2011 to sell our credit card operations to Capital One, as discussed above. As these receivables are now considered held for sale, they are carried at the lower of amortized cost or fair value and we no longer record provisions for credit losses on these receivables at the time they were transferred to held for sale.

Other revenues for our discontinued Card and Retail Services business increased during both the three and nine months ended September 30, 2011 reflecting lower fee charge-offs as compared to the year-ago periods driven by improved credit quality, improved roll rates and lower fees billed. Additionally, overlimit fees, which significantly decreased since the implementation of certain provisions of the CARD Act which required customers to opt-in for such overlimit fees, began to increase during the second quarter of 2011 and continued through the third quarter of 2011 as more customers have opted-in.

Operating expenses decreased during the three and nine months ended September 30, 2011 due to lower third party collection costs as credit card loan balances have decreased and credit quality has improved, lower salaries and employee benefits due to the impact of entity-wide initiatives to reduce costs and, during the three months ended September 30, 2011, lower marketing expenses. During the year-to-date period, operating expenses were negatively impacted by an impairment of certain previously capitalized software development costs of $40 million, higher legal expense and higher marketing expenses. While marketing expenses were higher during the nine months ended September 30, 2011, marketing expenses were lower during the three months ended September 30, 2011 due to lower levels of direct marketing mailings. Current marketing levels should not be considered indicative of marketing expenses for any future periods.

Credit card receivables totaled $8.7 billion at September 30, 2011 compared to $9.2 billion at June 30, 2011 and $9.9 billion at December 31, 2010. At September 30, 2011, credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. At June 30, 2011 and December 31, 2010, credit card receivables were carried at amortized cost and as such, are not directly comparable to the current period balances. When viewed on a comparable basis, credit card receivables decreased as compared to June 30, 2011 and December 31, 2010 reflecting continued receivable run-off largely in the segments of our credit card receivable portfolio for which we no longer originate new accounts, partially offset by increases in receivables associated with new account activity. As compared to December 31, 2010, the decrease also

HSBC Finance Corporation

reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Funding and Capital During the first nine months of 2011, we received a capital contribution from HSBC Investments (North America) Inc. (“HINO”) totaling $400 million. Additionally, in October 2011, we received an additional capital contribution of $290 million from HINO. Until we return to profitability, HSBC’s continued support may be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has provided significant capital in support of our operations in the last few years and has indicated that it is fully committed and has the capacity and willingness to continue that support.

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

The tangible common equity to tangible assets ratio was 6.78 percent and 7.31 percent at September 30, 2011 and December 31, 2010, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Loss from continuing operations before income tax from prior year	$(1,351)	$(2,592)	$(3,684)	$(8,135)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(90)	(191)	(179)	(819)
Provision for credit losses, excluding impact of adopting new Accounting Standard Update for TDR Loans	(132)	389	1,562	1,519
Impact of adopting new Accounting Standards Update for TDR Loans	(745)	-	(745)	-
Mark-to-market on derivatives which do not qualify as effective hedges	(542)	(202)	(176)	(874)
Gain (loss) on debt designated at fair value and related derivatives	793	1,246	406	2,506
Gain on bulk and on-going receivable sales to HSBC affiliates	-	-	-	78
Servicing and other fees from HSBC affiliates	(3)	(20)	(12)	(51)
Lower of amortized cost or market adjustment on receivables held for sale	-	1	(2)	10
Salaries and employee benefits	19	71	67	339
REO expenses	37	(46)	(20)	21
Goodwill and other intangible asset impairment charges	-	-	-	1,780
All other activity(1)	(4)	(7)	(82)	(58)

	(667)	1,241	819	4,451

Loss from continuing operations before income tax for current period	$(2,018)	$(1,351)	$(2,865)	$(3,684)

(1)	Reflects other activity for other revenues and operating expenses.

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

HSBC Finance Corporation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss – U.S. GAAP basis	$(1,061)	$(752)	$(1,130)	$(1,875)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(1)	(4)	(6)	(12)
Intangible assets	5	9	21	28
Loan origination cost deferrals	9	3	6	13
Loan impairment	359	(28)	(23)	(25)
Loans previously held for sale	(4)	(14)	(18)	(47)
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	(53)	-	(53)	-
Interest recognition	5	1	1	1
Other-than-temporary impairments on available-for-sale securities	-	1	-	2
Securities	(2)	-	5	15
Present value of long-term insurance contracts	(41)	(5)	(32)	3
Pension and other postretirement benefit costs	5	7	14	49
Release of tax valuation allowances	(6)	-	6	-
Loss on sale of auto finance receivables and other related assets	-	(13)	-	(47)
Other	(10)	14	(25)	20

Net loss – IFRSs basis	(795)	(781)	(1,234)	(1,875)
Tax benefit – IFRSs basis	426	431	937	1,077

Loss before tax – IFRSs basis	$(1,221)	$(1,212)	$(2,171)	$(2,952)

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

Loan impairment – IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectibility of the loans.

As previously discussed, in the third quarter of 2011 we adopted new guidance under U.S. GAAP for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans’ original effective interest rate.

Under IFRSs, effective in the third quarter of 2011 changes were made to the provisioning methodology for loans subject to forebearance to measure the effect of credit loss events which occurred prior to the reporting date. In certain circumstances, IFRSs may result in a lower overall credit loss reserve than under U.S. GAAP which is based on all expected future cash flows.

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

Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires

HSBC Finance Corporation

loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value.

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

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at September 30, 2011 and increases (decreases) since June 30, 2011 and December 31, 2010:

		Increases (Decreases) From
	September 30,	June 30, 2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Receivables:
Real estate secured(1)(2)	$44,196	$(1,395)	(3.1)%	$(5,140)	(10.4)%
Personal non-credit card	5,600	(412)	(6.9)	(1,517)	(21.3)
Commercial and other	26	-	-	(7)	(21.2)

Total receivables	$49,822	$(1,807)	(3.5)%	$(6,664)	(11.8)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	September 30,	June 30, 2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Mortgage Services	$14,015	$(520)	(3.6)%	$(1,967)	(12.3)%
Consumer Lending	30,176	(874)	(2.8)	(3,171)	(9.5)
All other	5	(1)	(16.7)	(2)	(28.6)

Total real estate secured	$44,196	$(1,395)	(3.1)%	$(5,140)	(10.4)%

(2)	At September 30, 2011, June 30, 2011 and December 31, 2010, real estate secured receivables includes $5.6 billion, $5.4 billion and $5.1 billion, respectively, of receivables that have been written down to their fair value less cost to sell in accordance with our existing charge-off policy.

Real estate secured receivables The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	September 30, 2011				June 30, 2011				December 31, 2010
	Mortgage		Consumer		Mortgage		Consumer		Mortgage		Consumer
	Services		Lending		Services		Lending		Services		Lending
	(in millions)

Fixed rate(3)	$9,086	(1)	$28,841	(2)	$9,353	(1)	$29,663	(2)	$10,014	(1)	$31,827	(2)
Adjustable rate(3)	4,929		1,335		5,182		1,387		5,968		1,520

Total	$14,015		$30,176		$14,535		$31,050		$15,982		$33,347

First lien	$12,228		$27,237		$12,644		$28,031		$13,821		$30,042
Second lien	1,787		2,939		1,891		3,019		2,161		3,305

Total	$14,015		$30,176		$14,535		$31,050		$15,982		$33,347

Adjustable rate(3)	$4,124		$1,335		$4,310		$1,387		$4,898		$1,520
Interest only(3)	805		-		872		-		1,070		-

Total adjustable rate(3)	$4,929		$1,335		$5,182		$1,387		$5,968		$1,520

Total stated income	$2,267		$-		$2,379		$-		$2,703		$-

(1)	Includes fixed rate interest-only receivables of $174 million, $181 million and $235 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

HSBC Finance Corporation

(2)	Includes fixed rate interest-only receivables of $21 million, $23 million and $27 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

(3)	Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

The decrease in real estate secured receivable balances since June 30, 2011 and December 31, 2010 reflects the continuing liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured receivable portfolios also continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.

As previously discussed, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of September 30, 2011 and December 31, 2010.

					Refreshed LTVs(1)(2)
	Refreshed LTVs(1)(2)				at December 31, 2010
	at September 30, 2011						Mortgage
	Consumer Lending(3)		Mortgage Services		Consumer Lending(3)		Services
	First	Second	First	Second	First	Second	First	Second
	Lien	Lien	Lien	Lien	Lien	Lien	Lien	Lien

LTV<80%	37%	16%	32%	7%	39%	18%	34%	8%
80%≤LTV<90%	16	10	16	8	18	13	18	11
90%≤LTV<100%	16	17	19	15	17	20	21	19
LTV≥100%	31	57	33	70	26	49	27	62
Average LTV for portfolio	89	105	92	115	87	100	89	109

(1)	Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their fair value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to their fair value less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans which end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)	For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the September 30, 2011 and December 31, 2010 information in the table above reflects current estimated property values using HPIs as of June 30, 2011 and September 30, 2010, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes the purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion and $1.2 billion at September 30, 2011 and December 31, 2010, respectively.

Personal non-credit card receivables The decrease in personal non-credit card receivable balances since June 30, 2011 and December 31, 2010 reflects the continuing liquidation of this portfolio which will continue going forward.

HSBC Finance Corporation

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. Prior to taking possession of the pledged collateral, receivable carrying amounts in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary.

Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or its fair value, less estimated costs to sell and reported as real estate owned (“REO”). Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. This value, which includes the impact on fair value from the conditions inside the property, becomes the “Initial REO Carrying Amount.”

In determining the appropriate amounts to charge-off when a property is acquired in exchange for a loan, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date in accordance with generally accepted accounting principles. Once a property is classified as real estate owned, we do not consider the losses on past sales of foreclosed properties when determining the fair value of any collateral during the period it is held in REO. Rather, a valuation allowance is created to recognize any subsequent declines in fair value less cost to sell as they become known after the Initial REO Carrying Amount is determined with a corresponding amount reflected in operating expense. Property values are periodically reviewed for impairment until the property is sold and any impairment identified is immediately recognized through the valuation allowance. Recoveries in value are also recognized against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding REO and any gain or loss on disposition are credited or charged to operating expense.

The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010

Number of REO properties at end of period	4,250	6,854	10,016	10,749	9,629
Number of properties added to REO inventory in the period	1,378	2,495	5,408	5,657	5,316
Average loss on sale of REO properties(1)	8.9%	7.0%	7.9%	8.4%	5.4%
Average total loss on foreclosed properties(2)	56.4%	54.9%	54.6%	53.6%	52.1%
Average time to sell REO properties (in days)	196	169	167	165	158

(1)	Property acquired through foreclosure is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

HSBC Finance Corporation

(2)	The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property.

Our methodology for determining the fair values of the underlying collateral as described above is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to fair value less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker’s price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker’s price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.

As previously reported, beginning in late 2010 we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first, second and third quarters of 2011, we added 5,408 properties, 2,495 properties and 1,378 properties, respectively, to REO inventory which primarily reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory on a quarterly basis to remain low through the remainder of 2011 as the impact of our earlier decision to suspend foreclosure proceedings continues to become reflected in our reported numbers.

The number of REO properties at September 30, 2011 decreased as compared to June 30, 2011 driven by the temporary suspension of foreclosures as previously discussed above as well as continuing sales of REO properties during the current quarter. As discussed above, we expect REO properties to continue to decrease in the near term as a result of our earlier decision to suspend foreclosures. We have resumed foreclosure activities to some extent in 35 states related to foreclosure activities we suspended where judgment had not yet been entered. We have not yet begun initiating new foreclosure activities. It will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented and it will take time to work through the backlog in each state. As a result of industry-wide compliance issues, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased. Also, in some areas, courts are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

The average loss on sale of REO properties and the average total loss on foreclosed properties for the three months ended September 30, 2011 increased as compared to the prior quarter due to a greater mix of REO properties being sold which we have held for longer periods of time due in part to the age and condition of the property which is also reflected in a low sales price. Typically the longer the holding period, the greater the loss we recognize at the time of sale. The increase in the current quarter also reflects continued declines in home prices due, in part, to the continued elevated levels of foreclosed properties.

During the third quarter of 2011, we began to see an increase in the average number of days to sell REO properties. As a result of the decrease in new REO properties being added to inventory, there is a greater mix of REO properties being sold in the current quarter which we have held for longer periods of time as discussed above.

HSBC Finance Corporation

Results of Operations

Net interest income In the following table which summarizes net interest income, interest expense includes $22 million and $72 million for the three and nine months ended September 30, 2011, respectively, and $90 million and $237 million for the three and nine months ended September 30, 2010, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by this transaction.

					Increase
	2011		2010		(Decrease)
Three Months Ended September 30,	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$1,019	7.23%	$1,226	7.12%	$(207)	(16.9)%
Interest expense	589	4.18	774	4.49	(185)	(23.9)

Net interest income	$430	3.05%	$452	2.63%	$(22)	(4.9)%

					Increase
	2011		2010		(Decrease)
Nine Months Ended September 30,	$	%(1)	$	%(1)	Amount	%

	(dollars are in millions)

Finance and other interest income	$3,239	7.23%	$3,817	7.13%	$(578)	(15.1)%
Interest expense	1,903	4.25	2,467	4.61	(564)	(22.9)

Net interest income	$1,336	2.98%	$1,350	2.52%	$(14)	(1.0)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three and nine months ended September 30, 2011 as compared to the year-ago periods. The decrease in both periods reflects lower average receivables as a result of receivable liquidation as well as a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. These decreases were partially offset by higher overall receivable yields as discussed more fully below and an increase in our estimate of interest receivable relating to income tax receivables of $26 million and $106 million during the three and nine months ended September 30, 2011, respectively, compared to $23 million and $6 million in the year-ago periods which is recorded as a component of finance and other interest income. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates.

We experienced higher yields in our receivable portfolio; however, receivable yields vary between receivable products. Yields in our personal non-credit card receivable portfolio increased during both the three and nine month ended September 30, 2011 reflecting the impact of lower levels of nonaccrual receivables as compared to the year-ago periods. Yields in our real estate secured receivable portfolio were higher in both periods due to the impact of lower levels of nonaccrual receivables as compared to the year-ago periods, partially offset by the impact of liquidation in higher yielding receivable segments of this portfolio as well as increased participation in payment incentive programs since the year-ago periods.

Net interest margin was 3.05 percent and 2.98 percent for the three and nine months ended September 30, 2011, respectively, compared to 2.63 percent and 2.52 percent for the year-ago periods. Net interest margin during both periods was positively impacted by estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of this item in both periods, net interest margin remained higher during both periods reflecting the impact of lower levels of nonaccrual receivables which have a positive impact on receivable yields and a lower cost of funds as a percentage of interest earning assets, partially offset by the shift in receivable mix to lower yielding first lien real estate secured receivables discussed above.

HSBC Finance Corporation

Significant trends affecting the comparability of net interest income and net interest margin for the three and nine months ended September 30, 2011 are summarized in the following table.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011

	(dollars are in millions)

Net interest income/net interest margin from prior year	$452	2.63%	$1,350	2.52%

Impact to net interest income resulting from:
Lower receivable levels	(216)		(613)
Receivable yields:
Receivable pricing	(6)		(48)
Impact of nonperforming assets	22		111
Volume and rate impact of modified loans	10		54
Receivable mix	(21)		(185)
Interest receivable related to income tax receivables	1		100
Non-insurance investment income (rate and volume)	(1)		3
Cost of funds (rate and volume)	187		564
Other	2		-

Net interest income/net interest margin for current year	$430	3.05%	$1,336	2.98%

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

Provision for credit losses The following table summarizes provision for credit losses by business:

			Increase (Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Provision for credit losses:
Mortgage Services	$545	$444	$101	22.7%
Consumer Lending:
Real estate secured	1,364	600	764	100+
Personal non-credit card	273	261	12	4.6

Total Consumer Lending	1,637	861	776	90.1

	$2,182	$1,305	$877	67.2%

HSBC Finance Corporation

			Increase (Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Provision for credit losses:
Mortgage Services	$1,011	$1,204	$(193)	(16.0)%
Consumer Lending:
Real estate secured	2,127	1,832	295	16.1
Personal non-credit card	335	1,254	(919)	(73.3)

Total Consumer Lending	2,462	3,086	(624)	(20.2)

	$3,473	$4,290	$(817)	(19.0)%

As discussed above, our provision for credit losses during the third quarter of 2011 included approximately $766 million for real estate secured receivables and approximately $159 million for personal non-credit card receivables related to the adoption of new accounting guidance related to TDR Loans as TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in higher reserve requirements. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Excluding the impact of the adoption of the new Accounting Standards Update during the third quarter of 2011, our overall provision for credit losses decreased during the three and nine months ended September 30, 2011 as compared to the year-ago periods as discussed below.

•	The overall provision for credit loss for real estate secured receivables increased during the three months ended September 30, 2011 driven by higher provisions for credit losses in our Consumer Lending real estate secured receivable portfolio, partially offset by lower provisions for credit losses in our Mortgage Services real estate secured receivable portfolio. During the nine months ended September 30, 2011, provision for credit losses was lower for both our Consumer Lending and Mortgage Services real estate secured receivable portfolios.

The provision for credit losses for real estate secured loans in our Mortgage Services business declined during the three and nine months ended September 30, 2011. The decrease reflects lower balances outstanding as the portfolio continues to liquidate, lower dollars of delinquency and lower charge-off levels as compared to the prior year periods. These decreases were partially offset by additional credit loss reserves booked in the third quarter of 2011 relating to a significant deterioration in delinquency since June 2011 on accounts less than 180 days contractually delinquent which we believe to be greater than normal seasonal trends than we would otherwise expect to occur and, in the nine month period, the impact of lower estimated cash flows on TDR Loans recorded in the first quarter of 2011 due to economic expectations about home prices and other changes in assumptions including the length of time receivables will remain on our books as a result of the temporary suspension of foreclosure activities as discussed above.

For real estate loans in our Consumer Lending business, the provision for credit losses increased during the three month period but decreased in the year-to-date period driven by the factors discussed above except during the three month period, the lower delinquency levels as compared to the prior year were not as pronounced as the lower delinquency levels in our Mortgage Services business and resulted in an overall increase in the provision for credit losses during the quarter for real estate secured receivables in our Consumer Lending business.

•	The provision for credit losses for our personal non-credit card receivables decreased during the three and nine months ended September 30, 2011 reflecting lower receivable, delinquency and charge-off levels as compared to the year-ago periods and lower reserve requirements on the legacy TDR Loan population.

HSBC Finance Corporation

Net charge-off dollars totaled $861 million and $3.1 billion during the three and nine months ended September 30, 2011, respectively, compared to $1.6 billion and $5.7 billion during the year-ago periods. The decrease was driven by lower delinquency levels in the first half of 2011 as a result of lower average receivable levels and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

During the three and nine months ended September 30, 2011, we increased our credit loss reserves as the provision for credit losses was $1.3 billion and $399 million, respectively, higher than net charge-offs. Excluding the impact of adopting new accounting guidance on TDR Loans as previously discussed, the provision for credit losses was $396 million higher than net charge-offs during the three months ended September 30, 2011 but $526 million lower than net charge-offs during the year-to-date period. The increase in credit loss reserves since June 30, 2011 reflects higher delinquency levels during the quarter. As compared to December 31, 2010, the decrease in credit loss reserves reflects lower receivable and delinquency levels. See “Credit Quality” for further discussion of credit loss reserves.

Other revenues The following table summarizes other revenues:

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Insurance revenue	$64	$69	$(5)	(7.2)%
Investment income	33	24	9	.4
Derivative related income (expense)	(913)	(374)	(539)	(100+ )
Gain on debt designated at fair value and related derivatives	792	(1)	793	100+
Servicing and other fees from HSBC affiliates	4	7	(3)	(42.9)
Other income	4	27	(23)	(85.2)

Total other revenues	$(16)	$(248)	$232	93.5%

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Insurance revenue	$188	$213	$(25)	(11.7)%
Investment income	91	75	16	21.3
Derivative related income (expense)	(1,036)	(972)	(64)	(6.6)
Gain on debt designated at fair value and related derivatives	1,008	602	406	67.4
Servicing and other fees from HSBC affiliates	18	30	(12)	(40.0)
Other income	21	52	(31)	(59.6)

Total other revenues	$290	$-	$290	100+ %

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

HSBC Finance Corporation

mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. Derivative related income (expense) is summarized in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(in millions)

Net realized losses	$(41)	$(27)	$(79)	$(163)
Mark-to-market on derivatives which do not qualify as effective hedges	(885)	(343)	(971)	(795)
Ineffectiveness	13	(4)	14	(14)

Total	$(913)	$(374)	$(1,036)	$(972)

Derivative related income (expense) was lower during both the three and nine months ended September 30, 2011 as compared to the year-ago periods. As previously discussed, our Consumer Lending and Mortgage Services real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At September 30, 2011, we had $10.6 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk by more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and no offsetting fair value adjustment is recorded. Of these non-qualifying hedges, $6.9 billion were longer-dated pay fixed/receive variable interest rate swaps with an average life of 12.7 years and $3.7 billion were shorter-dated receive fixed/pay variable interest rate swaps with an average life of 3.6 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets. Market value movements on the shorter-dated receive fixed/pay variable interest rate swaps could offset a portion of this volatility.

Falling long-term interest rates during both the first nine months of 2011 and 2010 had a negative impact on the mark-to-market on this portfolio of swaps although the decrease in long-term interest rates was more pronounced during the third quarter of 2011. Over time, we may elect to further reduce our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps. Net realized losses were lower during the nine months ended September 30, 2011 as a result of lower losses on terminations of non-qualifying hedges during the period. However, net realized losses were higher during the three months ended September 30, 2011 reflecting the significant decrease in interest rates during the current quarter.

Ineffectiveness was primarily recorded on cash flow and fair value hedges that in prior years were dedesignated and redesignated as accounting hedges. Ineffectiveness income and expense was driven by changes in the market value of our cash flow and fair value hedges due to decreases in U.S and foreign interest rates for the three and nine months ended September 30, 2011 and 2010.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the nine months ended September 30, 2011 should not be considered indicative of the results for any future periods.

Gain on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related derivatives during the three months ended September 30, 2011 reflects a decrease in U.S. interest rates and a widening of credit spreads during the third quarter of 2011. During the three and nine months ended September 30, 2010, the gain on debt

HSBC Finance Corporation

designated at fair value and related derivatives reflects a widening of credit spreads during the year-ago periods as well as a decrease in long-term U.S. interest rates. See Note 8, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain on debt designated at fair value and related derivatives.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates decreased during both the three and nine months ended September 30, 2011 primarily due to lower rental revenue during the period due to lower office and administrative costs as a result of entity-wide initiatives to cut costs and lower levels of real estate secured receivables being serviced for HSBC Bank USA as the portfolio continues to liquidate.

Other income decreased in the three and nine months ended September 30, 2011 primarily due to lower gains on sales of miscellaneous commercial assets. Additionally, other income during the year-ago periods benefited from a change in estimated exposure of certain interest rate rebate liabilities which did not occur during the current periods.

Operating expenses The following table summarizes total costs and expenses:

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$42	$61	$(19)	(31.1)%
Occupancy and equipment expenses	14	18	(4)	(22.2)
Real estate owned expenses	38	75	(37)	(49.3)
Other servicing and administrative expenses	56	73	(17)	(23.3)
Support services from HSBC affiliates	85	77	8	10.4
Policyholders’ benefits	37	36	1	2.8

Total costs and expenses	$272	$340	$(68)	(20.0)%

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Salaries and employee benefits	$146	$213	$(67)	(31.5)%
Occupancy and equipment expenses	43	39	4	10.3
Real estate owned expenses	174	154	20	13.0
Other servicing and administrative expenses	358	262	96	36.6
Support services from HSBC affiliates	258	197	61	31.0
Policyholders’ benefits	111	116	(5)	(4.3)

Total costs and expenses	$1,090	$981	$109	11.1%

Salaries and employee benefits were lower during both periods as a result of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. The decrease in the nine months ended September 30, 2011 also reflects the impact of the transfer of certain employees during the third quarter of 2010 to a subsidiary of HSBC Bank USA although this decrease was offset by an increase in support services from HSBC affiliates.

Occupancy and equipment expenses were impacted during the nine months ended September 30, 2010 by the reduction in a lease liability of $14 million associated with an office of our Mortgage Services business which became fully subleased during the second quarter of 2010. Excluding this item from the year-ago period, occupancy

HSBC Finance Corporation

and equipment expenses decreased during both the three and nine months ended September 30, 2011 due to lower rental expense, repairs and maintenance expenses, utilities and depreciation reflecting the impact of the continuing reduced scope of our business operations.

Real estate owned expenses decreased during the three months ended September 30, 2011 primarily due to lower holding costs for REO properties resulting from a significant decrease in the number of new REO properties added to inventory during the current quarter due to the temporary suspension of foreclosure activities. REO expenses increased during the nine months ended September 30, 2011 as a result of an increase in the number of REO properties sold as compared to the year-ago period and higher losses on REO properties held due to declines in home prices during the first nine months of 2011, partially offset by lower holding costs for REO properties as discussed above. During periods in which home prices deteriorate, the reduction in value between the date we take title to the property and when the property is ultimately sold results in higher valuation allowances during the holding period and, ultimately, higher losses at the time the property is sold.

Other servicing and administrative expenses decreased during the three months ended September 30, 2011 but increased during the nine months ended September 30, 2011. Both periods were positively impacted by the continuing reduction in the scope of our business operations and the impact of entity wide initiatives to reduce costs including lower third party collection costs as our receivable portfolios continue to run-off. The increase in the year-to-date period reflects an increase in legal reserves of $175 million related to increased exposure estimates on certain litigation matters.

Support services from HSBC affiliates increased during both the three and nine months ended September 30, 2011. The increase in both periods reflects higher technology operational support costs provided by HTSU, partially offset by lower expenses for services provided by an affiliate outside the U.S. due to a decrease in offshore personnel headcount as compared to the prior year driven by cost containment measures and overall organizational restructuring. The increase in the year-to-date period also reflects the transfer in July 2010 of certain employees to a subsidiary of HSBC Bank USA as discussed above.

Policyholders’ benefits were essentially flat during the current quarter but decreased during the nine months ended September 30, 2011 due to lower claims on credit insurance policies as there are fewer such policies in place primarily due to the run-off of our Consumer Lending portfolio.

Efficiency ratio Our efficiency ratio from continuing operations was 58.90 percent and 61.69 percent during the three and nine months ended September 30, 2011 as compared to 117.83 percent and 58.80 percent in the year-ago periods. Our efficiency ratio for continuing operations in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from all periods, our efficiency ratio deteriorated in both periods reflecting lower other revenues driven by lower derivative related income (expense) and lower net interest income and during the year-to-date period higher operating expenses as discussed above.

HSBC Finance Corporation

Segment Results – IFRS Basis

Through June 30, 2011, we reported the results of our operations in two reportable segments: Card and Retail Services and Consumer. These segments were managed separately and were characterized by different middle-market consumer lending products, originations processes, and locations. As previously discussed, in August 2011, we agreed to sell our Card and Retail Services business and these operations are now reported as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the third quarter of 2011, we have one remaining reportable segment: Consumer.

Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are all operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

The All Other caption includes our Insurance and Commercial businesses. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt as well as our run-off Union Privilege non-credit card portfolio which is not being sold. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. Except as discussed above, there have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our consolidated financial statements for the fiscal year ended December 31, 2010 included in our Current Report on Form 8-K filed with the SEC on May 27, 2011.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 12, “Business Segments,” in the accompanying consolidated financial statements as well as under the caption “Basis of Reporting” in this MD&A.

HSBC Finance Corporation

Consumer Segment The following table summarizes the IFRS Basis results for our Consumer segment:

			Increase
			(Decrease)
Three Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$714	$592	$122	20.6%
Other operating income	(1)	(2)	1	50.0

Total operating income	713	590	123	20.8
Loan impairment charges	1,821	1,385	436	31.5

	(1,108)	(795)	(313)	(39.4)
Operating expenses	172	222	(50)	(22.5)

Loss before tax	$(1,280)	$(1,017)	$(263)	(25.9)%

Net interest margin, annualized	5.61%	3.86%	-	-
Efficiency ratio	24.12	37.63	-	-
Return (after-tax) on average assets	(6.58)	(4.29)	-	-

			Increase
			(Decrease)
Nine Months Ended September 30,	2011	2010	Amount	%

	(dollars are in millions)

Net interest income	$2,037	$1,748	$289	16.5%
Other operating income	(43)	29	(72)	(100+ )

Total operating income	1,994	1,777	217	12.2
Loan impairment charges	3,969	4,465	(496)	(11.1)

	(1,975)	(2,688)	713	26.5
Operating expenses	631	655	(24)	(3.7)

Loss before tax	$(2,606)	$(3,343)	$737	22.0%

Net interest margin, annualized	5.12%	3.60%	-	-
Efficiency ratio	31.64	36.86	-	-
Return (after-tax) on average assets	(4.26)	(4.44)	-	-
Balances at end of period:
Customer loans	$49,992	$59,665	$(9,673)	(16.2)%
Assets	48,629	59,880	(11,251)	(18.8)

Our Consumer segment reported a higher loss before tax during the three months ended September 30, 2011 due to higher loan impairment charges, partially offset by higher net interest income and lower operating expenses. During the nine months ended September 30, 2011, our Consumer segment reported a lower loss before income taxes due to lower loan impairment charges, higher net interest income and lower operating expenses, partially offset by lower other operating income.

In the third quarter of 2011, we reviewed certain processes for recognizing and measuring impairment allowances under IFRSs, including changes to the provisioning methodology for loans subject to forbearance to measure the effect of credit loss events which occurred before the reporting date and improvements to the segmentation of the portfolio and related assumptions relating to default and severity rates for the purposes of measuring impairment allowances to provide greater differentiation of loans based on their credit risk characteristics. The impact of these assumption changes (some of which are the impact of changes in market conditions during the quarter) resulted in a net incremental loan impairment charge of approximately $150 million. Excluding the impact of this incremental

HSBC Finance Corporation

loan impairment charge during the third quarter of 2011, our loan impairment charges remained higher during the three months ended September 30, 2011 driven by higher loan impairment charges for real estate secured receivables but decreased during the year-to-date period as further discussed below.

•	Loan impairment charges for the real estate secured loans portfolios in our Consumer Lending and Mortgage Services business increased during the third quarter of 2011 due to additional credit loss reserves booked in the quarter relating to a significant deterioration in delinquency on accounts less than 180 days contractually delinquent which we believe to be greater than normal seasonal trends than we would otherwise expect to occur. The increase also reflects higher estimated costs to obtain the underlying property securing the loan and the impact of discounting estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral as well as foreclosure delays on real estate secured loans which resulted in higher reserve requirements due to the delay in the timing of estimated cash flows to be received. These increases were partially offset by lower loan levels as the portfolios continue to liquidate, lower dollars of delinquency and lower charge-off levels as compared to the prior year period.

The decrease in loan impairment charges for the real estate secured loans portfolios in our Consumer Lending and Mortgage Services business for the nine months ended September 30, 2011 was driven by the lower average loan levels, lower levels of delinquency and lower charge-off levels as compared to the year-ago period which was partially offset by the factors driving loan impairment increases as discussed above. Additionally, the nine month period ended September 30, 2011 was negatively impacted by lower estimated cash flows in the first quarter of 2011 from impaired loans due to economic expectations about home prices and other changes in assumptions including the length of time these loans will remain on our books as a result of the temporary suspension of foreclosure activity as previously discussed.

•	Loan impairment charges for personal non-credit card loans decreased during the three and nine months ended September 30, 2011 reflecting lower loan, delinquency and charge-off levels as compared to the year-ago periods and lower reserve requirements on impaired loans, partially offset by the impact of continued high unemployment levels.

During the three and nine months ended September 30, 2011, loan impairment charges were $813 million and $831 million, respectively, greater than net charge-offs reflecting the higher reserve requirements on impaired loans as discussed above, and in the year-to-date period higher reserve requirements relating to the discounting of future cash flows related to foreclosure delays. During the first nine months of 2011, we increased credit loss reserves to $6.0 billion of which approximately $150 million reflects the impact of assumption changes as discussed above. Excluding these items, credit loss reserves were still higher as compared to December 31, 2010 reflecting higher loss estimates related to deterioration in credit conditions during the third quarter of 2011 reflecting, in part, the impact of continuing high unemployment levels, higher estimated costs to obtain the underlying property securing the loan and higher reserve requirements due to the discounting of future cash flows related to foreclosure delays, partially offset by lower loan levels and lower dollars of delinquency compared to December 31, 2010.

Net interest income increased during the three and nine months ended September 30, 2011 primarily due to higher yields for real estate secured and personal non-credit card loans and lower interest expense, partially offset by lower average loan levels as a result of loan liquidation. The higher yields in our real estate secured and personal non-credit card loan portfolios reflect the impact of lower levels of nonperforming loans as well as higher amortization associated with the discounting of the estimated future cash flows associated with real estate secured loans due to the passage of time. As yields vary between loan products, overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Lower interest expense during the first nine months of 2011 reflects lower average borrowings. Additionally, lower interest expense in the year-to-date period also reflects changes in our internal funding strategies to better match the lives of our loan portfolio with our external funding which has resulted in lower average rates. Net interest margin increased in the three and nine months ended September 30, 2011 as compared to the year-ago periods reflecting the higher loan yields as discussed above as well as a lower cost of funds as a percentage of average interest earning assets.

HSBC Finance Corporation

Other operating income was essentially flat during the three months ended September 30, 2011 as slightly higher losses on sales of REO property was largely offset by credit insurance commissions. During the nine months ended September 30, 2011, other operating income decreased as a result of higher losses on REO properties reflecting an increase in the number of REO properties sold in the year-to-date period and declines in home prices during the first nine months of 2011.

Operating expenses decreased 23 percent and 4 percent, respectively, during the three and nine months ended September 30, 2011. The decrease in both periods reflects lower salary and benefits, lower third party collection costs as our receivable portfolios continue to run-off and lower holding costs on REO properties, partially offset by higher legal fees and higher pension costs. Holding costs during both periods reflect a significant decrease in the number of new REO properties due to the temporary suspension of foreclosure activities previously discussed. The trend in pension expense in the nine months ended September 30, 2011 was impacted by lower pension expense in the prior year-to-date period reflecting a one-time curtailment gain of $18 million for changes made to employees’ future benefits. Additionally, operating expenses during the nine months ended September 30, 2010 were impacted by the reduction in a lease liability of $15 million associated with an office of our Mortgage Services business which became fully subleased during the second quarter of 2010.

The efficiency ratio improved during both the three and nine months ended September 30, 2011 reflecting the impact of higher net interest income and lower operating expenses, partially offset in the year-to-date period by lower other operating revenues.

ROA deteriorated during the three months ended September 30, 2011 primarily due to an increased net loss largely due to the higher loan impairment charges as discussed above and the impact of lower average assets. ROA improved during the nine months ended September 30, 2011 primarily due to a lower net loss as discussed above, partially offset by the impact of lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

		Increases (Decreases) From
	September 30,	June 30, 2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Real estate secured(1)	$44,244	$(1,516)	(3.3)%	$(5,068)	(10.3)%
Personal non-credit card	5,748	(407)	(6.6)	(1,590)	(21.7)

Total customer loans	$49,992	$(1,923)	(3.7)%	$(6,658)	(11.8)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
	September 30,	June 30, 2011		December 31, 2010
	2011	$	%	$	%

	(dollars are in millions)

Mortgage Services	$14,079	$(588)	(4.0)%	$(1,961)	(12.2)%
Consumer Lending	30,165	(928)	(3.0)	(3,107)	(9.3)

Total real estate secured	$44,244	$(1,516)	(3.3)%	$(5,068)	(10.3)%

Customer loans decreased to $50.0 billion at September 30, 2011 as compared to $51.9 billion at June 30, 2011 and $56.7 billion at December 31, 2010 reflecting the continued liquidation of these portfolios which will continue to decline going forward. The liquidation rates in our real estate secured loan portfolio continues to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

HSBC Finance Corporation

Credit Quality

Credit Loss Reserves We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees and, as it relates to loans which have been identified as troubled debt restructures, credit loss reserves are based on the present value of expected future cash flows discounted at the loans’ original effective interest rates. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables which do not qualify as troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, the credit performance of certain second lien loans following more delinquent first lien loans which we own or service, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

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

In establishing reserve levels, given the general decline in home prices that has occurred since 2007 in the U.S., we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. It is generally believed that

HSBC Finance Corporation

a sustained recovery of the housing market, as well as unemployment conditions, is not expected in the near-term. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off generally no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated every 180 days. Typically, receivables written down to fair value less cost to sell did not require credit loss reserves. As part of our on-going review of our process for estimating fair value less cost to sell for receivables, we have begun to see a pattern for lower estimates of value after the more detailed property valuations are performed which include information obtained from a walk-through of the property after we have obtained title. As a result, during the third quarter of 2011, we have established credit loss reserves for receivables written down to fair value less cost to sell to reflect an estimate of additional loss following an interior appraisal of the property. However this change had a marginal impact on our overall reserve levels at September 30, 2011 because the majority of this was the result of reclassifying one component of loss reserves to another.

The following table sets forth credit loss reserves for our continuing operations for the periods indicated.

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Credit loss reserves(5)	$5,911	$4,590	$5,512
Reserves as a percent of:
Receivables(1)(2)	11.86%	8.89%	9.76%
Net charge-offs(3)(4)	171.6	122.5	99.9
Two-months-and-over contractual delinquency(1)(2)(4)	71.4	60.9	61.6
Nonperforming receivables(1)(2)(4)	91.6	77.4	80.0

(1)	These ratios are significantly impacted by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value less cost to sell. Prior to the third quarter of 2011, real estate secured receivables which had been written down to fair value less cost to sell typically did not carry credit loss reserves. As discussed above, beginning in the third quarter of 2011, we have begun recording reserves for these receivables to reflect an estimate of additional loss following an interior appraisal of the property. The following table shows these ratios excluding the receivables written down to fair value less cost to sell and any associated credit loss reserves.

	September 30,	June 30,	December 31,
	2011	2011	2010

Reserves as a percentage of:
Receivables	12.36%	9.67%	10.54%
Two-months-and-over contractual delinquency	141.5	135.2	114.0
Nonperforming loans	249.2	244.0	192.2

(2)	While reserves associated with accrued finance changes are reported within our total credit loss reserve balances noted above, accrued finance charges for real estate secured receivables and certain personal non-credit card receivables are not reported within receivables, nonperforming receivables and two-months-and-over contractual delinquency.

(3)	Reserves as a percent of net charge-offs for the quarter, annualized.

(4)	Ratio excludes charge-off and nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves. Reserves as a percentage of net charge-off includes any charge-off recorded on receivables prior to the transfer to receivables held for sale

(5)	Credit loss reserves include $443 million, $118 million and $97 million related to receivables which have been written down to the lower of amortized cost or fair value less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed.

Credit loss reserves at September 30, 2011 increased as compared to June 30, 2011 and December 31, 2010 as we recorded provision for credit losses greater than net charge-offs of $1.3 billion and $399 million during the three and nine months ended September 30, 2011. As previously discussed, during the third quarter of 2011 we recorded approximately an incremental $925 million in credit loss reserves related to the adoption of new accounting guidance related to the identification and reporting of TDR Loans as TDR Loans are typically reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which

HSBC Finance Corporation

generally results in higher reserve requirements. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Excluding the impact of the adoption of the new Accounting Standards Update during the third quarter of 2011, overall credit loss reserves were higher as compared to June 30, 2011 driven by higher reserves on our real estate secured receivable portfolio, but lower as compared to December 31, 2010 as discussed below.

•	The increase in credit loss reserve levels for our real estate secured receivable portfolio as compared to June 30, 2011 reflects the impact of higher delinquency levels during the current quarter as discussed more fully below as well as the impact of lower receivable prepayments and continued high unemployment levels. The increase also reflects reserves for receivables written down to fair value less cost to sell to reflect an estimate of additional loss following an interior appraisal of the property as discussed above. These increases were partially offset by lower receivable levels.

As compared to December 31, 2010, the lower credit loss reserves for real estate secured receivables were driven by lower receivable levels, partially offset by the factors discussed above. The decrease was also partially offset by higher reserve requirements for TDR Loans reflecting the impact of lower estimated cash flows from TDR Loans due to economic expectations about home prices and other changes in assumptions including the length of time these receivables will remain as a result of the temporary suspension of foreclosure activities previously discussed. The higher reserve requirements for TDR Loans since December 31, 2010 also reflects the impact of a change in estimate related to the timing of the losses associated with TDR Loans.

•	Credit loss reserve levels in our personal non-credit card portfolio decreased as compared to both periods due to lower receivable levels and lower reserve requirements on personal non-credit card TDR Loans due to lower new TDR Loan volumes and an increase in the percentage of TDR Loans that are performing due to charge-off of non-performing TDR Loans. These decreases were partially offset by the impact of increases in delinquency levels during the quarter and continued high unemployment levels.

At September 30, 2011, 68 percent of our credit loss reserves are associated with TDR Loans which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers credit losses. We anticipate TDR Loan levels are likely to increase in the short-term as we take account management actions to assist our customers who are experiencing financial difficulties. As the level of TDR Loans increases, our overall credit loss reserves will increase due to credit loss reserves for TDR Loans being calculated using a discounted cash flows methodology.

At September 30, 2011, approximately $5.6 billion, or 13 percent of our real estate secured receivable portfolio has been written down to fair value less cost to sell. In addition, approximately $10.9 billion of real estate secured receivables which have not been written down to fair value less cost to sell are considered TDR Loans and $1.3 billion of personal non-credit card receivables are considered TDR Loans, which are reserved using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at September 30, 2011, 37 percent of our real estate secured receivable portfolio and 36 percent of our total receivable portfolio have either been written down to fair value less cost to sell or are reserved for using a discounted cash flow analysis.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.

Reserves as a percentage of receivables were higher at September 30, 2011 as compared to June 30, 2011 and December 31, 2010 due to higher reserve levels driven by the impact of adopting new accounting guidance related to TDR Loans and as compared to June 30, 2011, higher dollars of delinquency for all products as discussed more fully below. This increase was partially offset by a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables.

HSBC Finance Corporation

Reserves as a percentage of net charge-offs at September 30, 2011 increased as compared to June 30, 2011 and December 31, 2010 due to higher reserve levels driven by higher levels of TDR Loans and as compared to June 30, 2011, higher dollars of delinquency for all products as discussed more fully below and lower dollars of net charge-offs as discussed more fully below.

Reserves as a percentage of two-months-and-over contractual delinquency increased as compared to June 30, 2011 and December 31, 2010. This ratio has been impacted by real estate secured receivables which are carried at fair value less cost to sell. Excluding receivables carried at fair value less cost to sell and any associated credit loss reserves from this ratio for all periods, reserves as a percentage of two-months-and-over contractual delinquency totaled 141.5 percent at September 30, 2011 as compared to 135.2 percent at June 30, 2011 and 114.0 percent at December 31, 2010. As compared to June 30, 2011, the increase in the ratio reflects higher reserve levels driven by higher levels of TDR Loans and higher dollars of delinquency for all products as discussed more fully below. As compared to December 31, 2010, the ratio increased reflecting a significant decrease in delinquency experienced during the year-to-date period which outpaced changes in reserves levels during the period.

Reserves as a percentage of nonperforming loans in all periods was impacted by nonperforming real estate secured receivables carried at fair value less cost to sell. Excluding receivables carried at fair value less cost to sell and any associated credit loss reserves from this ratio for all periods, reserves as a percentage of nonperforming loans increased as compared to June 30, 2011 and December 31, 2010. As compared to June 30, 2011, the increase in the ratio reflects higher reserve levels driven by higher levels of TDR Loans and higher levels of nonperforming receivables as discussed more fully below. As compared to December 31, 2010, the ratio increased reflecting a significant decrease in the levels of nonperforming receivables during the year-to-date period which outpaced changes in reserves levels during the period.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product during the three and nine months ended September 2011 and 2010:

	Real Estate Secured		Personal
	First	Second	Non-Credit
	Lien	Lien	Card	Total

	(in millions)

Three months ended September 30, 2011:
Balances at beginning of period	$3,002	$635	$953	$4,590
Provision for credit losses(1)	1,534	375	273	2,182
Charge-offs	(578)	(168)	(227)	(973)
Recoveries	7	15	90	112

Net charge-offs	(571)	(153)	(137)	(861)

Balance at end of period	$3,965	$857	$1,089	$5,911

Three months ended September 30, 2010:
Balances at beginning of period	$3,386	$1,097	$1,623	$6,106
Provision for credit losses	897	146	262	1,305
Charge-offs	(908)	(315)	(476)	(1,699)
Recoveries	12	15	96	123

Net charge-offs	(896)	(300)	(380)	(1,576)

Balance at end of period	$3,387	$943	$1,505	$5,835

Nine months ended September 30, 2011:
Balances at beginning of period	$3,355	$832	$1,325	$5,512
Provision for credit losses(1)	2,525	613	335	3,473
Charge-offs	(1,941)	(636)	(890)	(3,467)
Recoveries	26	48	319	393

Net charge-offs	(1,915)	(588)	(571)	(3,074)

Balance at end of period	$3,965	$857	$1,089	$5,911

Nine months ended September 30, 2010:
Balances at beginning of period	$3,997	$1,430	$1,848	$7,275
Provision for credit losses	2,418	618	1,254	4,290
Charge-offs	(3,060)	(1,158)	(1,866)	(6,084)
Recoveries	32	53	269	354

Net charge-offs	(3,028)	(1,105)	(1,597)	(5,730)

Balance at end of period	$3,387	$943	$1,505	$5,835

(1)	During both the three and nine months ended September 30, 2011, provision for credit losses included $683 million for first lien real estate secured receivables, $83 million for second lien real estate secured receivables and $159 million for personal non-credit card receivables related to the adoption of new accounting guidance for TDR Loans as discussed above.

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

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Continuing operations:
Real estate secured(1)(2)(3)	$7,763	$7,046	$8,171
Personal non-credit card	518	489	779

Total consumer – continuing operations	8,281	7,535	8,950
Discontinued credit card operations	457	406	612

Total consumer	$8,738	$7,941	$9,562

Delinquency ratio:
Continuing operations:
Real estate secured(1)(2)(3)	17.57%	15.45%	16.56%
Personal non-credit card	9.24	8.14	10.94

Total consumer – continuing operations	16.63	14.60	15.85
Discontinued credit card operations	5.27	4.40	6.18

Total consumer	14.94%	13.06%	14.41%

(1)	Real estate secured two-months-and-over contractual delinquency and as a percentage of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are comprised of the following:

HSBC Finance Corporation

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Mortgage Services:
First lien	$2,470	$2,254	$2,643
Second lien	169	163	243

Total Mortgage Services	$2,639	$2,417	$2,886

Consumer Lending:
First lien	$4,763	$4,315	$4,861
Second lien	361	314	424

Total Consumer Lending	$5,124	$4,629	$5,285

Delinquency ratio:
Mortgage Services:
First lien	20.20%	17.82%	19.12%
Second lien	9.43	8.61	11.23

Total Mortgage Services	18.83%	16.62%	18.05%

Consumer Lending:
First lien	17.49%	15.39%	16.18%
Second lien	12.31	10.41	12.81

Total Consumer Lending	16.98%	14.91%	15.85%

(2)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, ARM and stated income real estate secured receivables:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Dollars of contractual delinquency:
Interest-only loans	$400	$385	$423
ARM loans	1,814	1,658	1,987
Stated income loans	617	576	683
Delinquency ratio:
Interest-only loans	40.04%	35.76%	31.76%
ARM loans	28.96	25.24	26.54
Stated income loans	27.22	24.22	25.28

(3)	At September 30, 2011, June 30, 2011 and December 31, 2010, dollars of real estate secured delinquency includes $4.4 billion, $4.2 billion and $4.2 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell.

Dollars of delinquency for continuing operations increased as compared to June 30, 2011 for both real estate secured and personal non-credit card receivables reflecting seasonal trends for higher delinquency during the second half of the year and deterioration in credit conditions during the quarter reflecting, in part the impact of continuing high unemployment levels. While we typically experience seasonal trends for higher delinquency during the second half of the year, during the current quarter we experienced a significant increase in delinquency on accounts less than 180 days contractually delinquent which we believe to be greater than normal seasonal trends that we have seen historically. Additionally, as it relates to our real estate secured receivables we experienced an increase in late stage delinquency reflecting the continuing impact of our temporary suspension of foreclosure activities as previously discussed as the rate at which receivables are being transferred to REO has slowed. Of the $717 million increase in dollars of delinquency for real estate secured receivables since June 30, 2011, $190 million of this increase relates to an increase in delinquency associated with real estate secured receivables carried at the lower of amortized cost or fair value less cost to sell. These receivables which are currently carried at the lower of amortized cost or fair value less cost to sell are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. While it currently remains unclear, a portion of the increase in dollars of

HSBC Finance Corporation

delinquency for real estate secured receivables may be attributable to changes in customer payment behavior. These increases were partially offset by the impact of lower receivable levels.

Dollars of delinquency for continuing operations decreased as compared to December 31, 2010 reflecting lower receivable levels, seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments and improvements in credit quality as compared to the prior year period. These decreases were partially offset by the factors discussed above.

The delinquency ratio for continuing operations increased as compared to June 30, 2011 as dollars of delinquency increased during the quarter as discussed above while receivable levels continued to liquidate. The delinquency ratio for continuing operations also increased as compared to December 31, 2010 as receivable levels decreased at a faster pace than dollars of delinquency during the year-to-date period.

Dollars of delinquency for our discontinued credit card receivables at September 30, 2011 increased as compared to June 30, 2011 but decreased as compared to December 31, 2010. The increase as compared to the prior quarter reflects seasonal trends for higher delinquency during the second half of the year as well as the impact of continuing high unemployment levels, partially offset by the impact of lower receivable levels. The decrease as compared to December 31, 2010 reflects the impact of lower receivable levels, seasonal improvements in our collection activities during the first quarter of the year as discussed above and improvements in credit quality as compared to the prior year period. The delinquency ratio for credit card receivables has increased as compared to the prior quarter reflecting the higher delinquency levels discussed above and lower receivable levels. As compared to December 31, 2010, the delinquency ratio decreased as receivable levels decreased at a faster pace than dollars of delinquency during the year-to-date period.

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

Net Charge-offs of Receivables The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During the third quarter our credit card operations were classified as discontinued operations and considered held for sale. During the quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-offs related to those receivables prior to such transfer remain in our net charge-off totals. However, for periods following the transfer to the held for sale classification, the receivables are no longer included in average consumer receivable balance as such loans are carried at the lower of amortized cost or fair value and there are no longer any charge-offs reported associated with these receivables. As a result, the net charge-

HSBC Finance Corporation

off dollars and net charge-off ratio for our discontinued credit card operations for the three months ended September 30, 2011 only includes charge-off prior to the transfer to held for sale in August 2011.

	September 30,	June 30,	September 30,
Three Months Ended(1)	2011	2011	2010

	(dollars are in millions)

Net charge-off dollars:
Continuing operations:
Real estate secured(2)(3)	$724	$763	$1,196
Personal non-credit card	137	174	380

Total receivables – continuing operations	861	937	1,576
Discontinued credit card operations	127	229	360

Total receivables	$988	$1,166	$1,936

Net charge-off ratio:
Continuing operations:
Real estate secured(2)(3)	6.46%	6.59%	9.05%
Personal non-credit card	9.42	11.13	18.60

Total receivables – continuing operations	6.80	7.13	10.32
Discontinued operations	8.23	9.94	12.19

Total receivables	6.95%	7.55%	10.63%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	6.80%	6.84%	9.61%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

(2)	Real estate secured net charge-off dollars, annualized, as a percentage of average receivables for our Mortgage Services and Consumer Lending businesses are comprised of the following:

	September 30,	June 30,	September 30,
Three Months Ended	2011	2011	2010

	(dollars are in millions)

Net charge-off dollars:
Mortgage Services:
First lien	$226	$242	$360
Second lien	70	86	134

Total Mortgage Services	$296	$328	$494

Consumer Lending:
First lien	$345	$329	$536
Second lien	83	106	166

Total Consumer Lending	$428	$435	$702

Net charge-off ratio:
Mortgage Services:
First lien	7.26%	7.51%	9.62%
Second lien	15.23	17.62	22.16

Total Mortgage Services	8.28%	8.83%	11.36%

Consumer Lending:
First lien	5.00%	4.63%	6.75%
Second lien	11.18	13.78	17.80

Total Consumer Lending	5.60%	5.52%	7.91%

HSBC Finance Corporation

(3)	Net charge-off dollars and the net charge-off ratio for ARM loans are as follows:

	September 30,	June 30,	September 30,
Three Months Ended	2011	2011	2010

	(dollars are in millions)

Net charge-off dollars – ARM Loans	$151	$172	$282
Net charge-off ratio – ARM Loans	9.41%	10.18%	13.63%

Overall dollars of net charge-offs for continuing operations decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower dollars of delinquency over the past several quarters as a result of lower receivable levels and lower levels of personal bankruptcy filings. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. Overall dollars of net charge-offs for real estate secured receivables decreased as compared to both June 30, 2011 and September 30, 2010 reflecting the impact of the continuing decreases in dollars of delinquency we have experienced since the second quarter of 2010 as fewer accounts have been migrating to charge-off due to lower receivable levels and the impact of our temporary suspension of foreclosure activities because once the foreclosure process commences a higher payment is required for an account to be re-aged and as a result more accounts are re-aging. However, we anticipate charge-off levels will increase in future periods as delinquency levels which began to rise during the current quarter as discussed above will remain under pressure. While overall net charge-off dollars for real estate secured receivables decreased, net charge-off dollars for first lien real estate secured receivables in our Consumer Lending business increased during the current quarter consistent with the higher dollars of delinquency we experienced in this segment of our portfolio beginning in the second quarter of 2011.

The net charge-off ratio for receivables from continuing operations decreased 33 basis points as compared to the prior quarter and 352 basis points as compared to the prior year quarter. The decrease in both periods reflects lower dollars of net charge-offs as discussed above which outpaced the decrease in average receivables.

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

Dollars of net charge-offs for discontinued credit card receivables decreased as compared to both the prior and prior year quarters; however, a portion of the decrease reflects fewer charge-offs during the current period as we no longer record charge-offs after our credit card receivable portfolio was classified as held for sale in August 2011 and the receivables are now carried at the lower of amortized cost or fair value. Excluding this impact, dollars of net charge-off remained lower in both periods due to the lower dollars of delinquency we have been experiencing over the past several quarters as a result of lower receivable levels and lower levels of personal bankruptcy filings, partially offset by the impact of continuing high unemployment levels. The net charge-off ratio also decreased as compared to both the prior and prior year quarters as lower dollars of net charge-offs as discussed above outpaced the decrease in average receivables.

HSBC Finance Corporation

Nonperforming Assets Nonperforming assets (including receivables held for sale) are summarized in the following table:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(dollars are in millions)

Nonperforming receivables:
Continuing operations
Nonaccrual receivable portfolios(2):
Real estate secured(3)(4)	$6,114	$5,619	$6,360
Personal non-credit card	337	320	530

Total nonperforming receivables	6,451	5,939	6,890
Real estate owned	371	588	962

Total nonperforming assets – continuing operations	6,822	6,527	7,852
Discontinued credit card operations(1)	319	280	447

Total nonperforming assets	$7,141	$6,807	$8,299

Credit loss reserves as a percent of nonperforming receivables – continuing operations(5)	91.6%	77.4%	80.0%

(1)	Includes credit card receivables which continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

(2)	Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(3)	Nonaccrual real estate secured receivables, including receivables held for sale, are comprised of the following:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(in millions)

Real estate secured:
Closed-end:
First lien	$5,751	$5,302	$5,910
Second lien	249	215	320
Revolving:
First lien	8	6	6
Second lien	106	96	124

Total real estate secured	$6,114	$5,619	$6,360

(4)	At September 30, 2011, June 30, 2011 and December 31, 2010, nonaccrual real estate secured receivables include $4.3 billion, $4.1 billion and $4.1 billion, respectively, of receivables that are carried at fair value less cost to sell.

(5)	Ratio excludes nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

The increase in total nonperforming receivables since June 30, 2011 reflects the increase in delinquency during the current quarter as discussed above, partially offset by the impact of lower receivable levels. The increase in nonperforming real estate secured receivables since June 30, 2011 also reflects the impact of our temporary suspension of foreclosures as previously discussed. The decrease in total nonperforming receivables since December 31, 2010 reflects the lower delinquency levels since year-end as a result of lower receivable levels and seasonal improvements in our collection activities during the first quarter of the year. Real estate secured nonaccrual loans include stated income loans at our Mortgage Services business of $494 million, $481 million and $557 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

HSBC Finance Corporation

The following table below summarizes TDR Loans for continuing operations that are shown as nonperforming receivables in the table above. As discussed more fully in Note 5, “Receivables,” in the accompanying consolidated financial statements, during the third quarter of 2011 we adopted new accounting guidance for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. As a result of adopting this new guidance, we have reported an additional $4.8 billion as TDR Loans at September 30, 2011 of which $400 million were also nonperforming at September 30, 2011. The TDR Loan balances in the table below as of June 30, 2011 and December 30, 2010 use our previous definition of TDR Loans as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2010 Form 10-K and as such are not directly comparable to the balances at September 30, 2011.

The following table below summarizes TDR Loans for continuing operations that are shown as nonperforming receivables in the table above.

	September 30,	June 30,	December 31,
	2011	2011	2010

	(in millions)

Continuing operations:
Real estate secured	$2,103	$1,679	$1,825
Personal non-credit card	137	57	90

Total – continuing operations	$2,240	$1,736	$1,915

For additional information related to TDR Loans, see Note 5, “Receivables,” in the accompanying consolidated financial statements.

Customer Account Management Policies and Practices Currently, we utilize the following account management actions:

•	Modification – Management action that results in a change to the terms and conditions of the loan either temporarily or permanently without changing the delinquency status of the loan. Modifications may include changes to one or more terms of the loan including, but not limited to, a change in interest rate, extension of the amortization period, reduction in payment amount and partial forgiveness or deferment of principal.

•	Collection Re-age – Management action that results in the resetting of the contractual delinquency status of an account to current but does not involve any changes to the original terms and conditions of the loan. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent. We use collection re-aging as an account and customer management tool in an effort to increase the cash flow from our account relationships, and accordingly, the application of this tool is subject to complexities, variations and changes from time to time.

•	Modification Re-age – Management action that results in a change to the terms and conditions of the loan, either temporarily or permanently, and also resets the contractual delinquency status of an account to current as discussed above. If an account which has been re-aged subsequently experiences a payment default, it will again become contractually delinquent.

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

It is our practice to defer past due interest on certain re-aged real estate secured and personal non-credit card accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the state attorneys general. Our policies and practices for managing accounts

HSBC Finance Corporation

are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders. See “Customer Account Management Policies and Practices” in our 2010 Form 10-K for additional information.

In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. We adopted this new accounting guidance during the third quarter of 2011. Under this new guidance, we have determined that all receivables modified as a result of a financial difficulty for periods of greater than three months, including all modifications with trial periods, regardless of whether the modification was permanent or temporary, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age since the first quarter of 2007, should be considered TDR Loans. The adoption of this new accounting guidance resulted in significantly higher volumes of re-aged and modified accounts being reported as TDR Loans. TDR Loans are typically reserved for using a discounted cash flow methodology which, in addition to credit losses, takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers credit losses. As the level of TDR Loans increases, our overall credit loss reserves will increase due to the different methodology used to establish reserves on these receivables. See Note 5, “Receivables,” in the accompanying consolidated financial statements for additional information on our adoption of this new accounting guidance.

In conjunction with the adoption of the new accounting guidance for identifying and reporting TDR Loans, during the third quarter of 2011, we completed a review of our existing process and the related assumptions used to develop future cash flow estimates for purposes of measuring impairment on TDR Loans. Based on this review, changes were made to certain assumptions for measuring impairment associated with these loans. The net effect of these changes on credit loss reserves for TDR Loans in the third quarter of 2011 was not significant.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 369,500 real estate secured loans with an aggregate outstanding receivable balance of $43.1 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below and a proactive ARM reset modification program which is more fully described in our 2010 Form 10-K. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007:

		Outstanding Receivable
		Balance at Time of
	Number	Account Modification
Status as of September 30, 2011	of Loans	Action

Current or less than 30-days delinquent	37%	36%
30- to 59-days delinquent	7	7
60-days or more delinquent	18	22
Paid-in-full	8	8
Charged-off, transferred to real estate owned or sold	30	27

	100%	100%

HSBC Finance Corporation

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

			Outstanding Receivable
	Number of Accounts(1)		Balance(1)(4)
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in millions)

September 30, 2011:
Collection re-age only	91.1	29.2	$7,702	$2,562
Modification only(2)	8.7	5.8	929	621
Modification re-age	67.3	44.2	7,904	5,118

Total loans modified and/or re-aged(3)	167.1	79.2	$16,535	$8,301

June 30, 2011:
Collection re-age only	91.1	29.9	$7,739	$2,630
Modification only(2)	9.2	6.0	999	664
Modification re-age	67.5	44.8	8,051	5,281

Total loans modified and/or re-aged(3)	167.8	80.7	$16,789	$8,575

December 31, 2010:
Collection re-age only	90.0	32.0	$7,707	$2,843
Modification only(2)	11.8	7.6	1,340	868
Modification re-age	67.2	46.8	8,222	5,683

Total loans modified and/or re-aged(3)	169.0	86.4	$17,269	$9,394

(1)	See Note 5, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and/or re-aged loans which are accounted for as troubled debt restructurings.

(2)	Includes loans that have been modified under a proactive ARM reset modification program which is fully described in our 2010 Form 10-K.

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

			Outstanding Receivable
	Number of Accounts		Balance
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

September 30, 2011:
Current or less than 30-days delinquent	63%	62%	60%	64%
30- to 59-days delinquent	11	9	12	9
60-days or more delinquent	26	29	28	27

	100%	100%	100%	100%

June 30, 2011:
Current or less than 30-days delinquent	67%	66%	65%	67%
30- to 59-days delinquent	11	9	11	9
60-days or more delinquent	22	25	24	24

	100%	100%	100%	100%

December 31, 2010:
Current or less than 30-days delinquent	65%	63%	62%	63%
30- to 59-days delinquent	11	10	12	11
60-days or more delinquent	24	27	26	26

	100%	100%	100%	100%

(4)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan (net of any charge-offs recorded to reduce receivables to their fair value less cost to sell in accordance with our existing charge-off policies) excluding any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

HSBC Finance Corporation

In addition to the account management techniques discussed above, we have also increased the use of deed-in-lieu and short sales beginning in 2010 to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and probability of default. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of deed-in-lieu and short sales will continue to be elevated in future periods as we continue to work with our customers.

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

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowers the interest rate on fixed rate loans and for ARM loans the expanded program modifies the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select borrowers facing a temporary hardship and expands the treatment options to include term extension and principal forbearance.

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

We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are

HSBC Finance Corporation

economically viable for both our customers and our stakeholders. We have elected not to participate in the U.S. Treasury sponsored programs as we believe our long-standing home preservation programs provide more meaningful assistance to our customers. With the introduction of the new modification program late in the third quarter of 2011, we expect overall modification volume to be consistent with recent historical trends. However, modification volume may decrease in the long term as a result of some additional policy enhancements introduced in this program. Loans modified under these programs are only included in the re-aging statistics table (“Re-age Table”) that is included in our discussion of our re-age programs if the delinquency status of a loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

The following table summarizes loans modified during the nine months ended September 30, 2011 and 2010, some of which may have also been re-aged:

			Outstanding Receivable Balance
	Number of Accounts		at Time of Modification
	Consumer	Mortgage	Consumer	Mortgage
	Lending	Services	Lending	Services

	(accounts are in thousands)		(dollars are in billions)

Foreclosure avoidance programs(1)(2):
Nine months ended September 30, 2011	14.0	10.9	$2.0	$1.4
Nine months ended September 30, 2010	21.3	14.7	3.1	2.0

(1)	Includes all loans modified during the nine months ended September 30, 2011 and 2010 regardless of whether the loan was also re-aged.

(2)	If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification, involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification for the first time during the quarter indicated.

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2011	2010	2010

Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	343	336	340	333	341
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	27.1%	27.1%	27.2%	25.4%	27.6%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion, $1.1 billion, $1.1 billion, $1.2 billion and $1.2 billion as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively.

Re-age programs Our policies and practices include various criteria for an account to qualify for re-aging, but do not, however, require us to re-age the account. The extent to which we re-age accounts that are eligible under our existing policies will vary depending upon our view of prevailing economic conditions and other factors which may change from period to period. In addition, exceptions to our policies and practices may be made in specific situations in response to legal or regulatory agreements or orders. It is our practice to defer past due interest on certain re-aged real estate secured and personal non-credit card accounts to the end of the loan period. We do not accrue interest on these past due interest payments consistent with our 2002 settlement agreement with the state attorneys general.

We continue to monitor and track information related to accounts that have been re-aged. At September 30, 2011, approximately 90 percent of all re-aged receivables are real estate secured products. First lien real estate secured

HSBC Finance Corporation

products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

Re-age Table(1)(2)(3)(4)

	September 30,	June 30,	December 31,
	2011	2011	2010

Continuing operations:
Never re-aged	50.6%	51.1%	52.7%
Re-aged:
Re-aged in the last 6 months	9.0	12.7	12.3
Re-aged in the last 7-12 months	13.3	11.7	11.6
Previously re-aged beyond 12 months	27.1	24.5	23.4

Total ever re-aged	49.4	48.9	47.3

Total continuing operations:	100.0%	100.0%	100.0%

Discontinued credit card operations:
Never re-aged	96.5	96.3	95.8
Re-aged	3.5	3.7	4.2

Total discontinued operations	100.0%	100.0%	100.0%

Re-aged by Product(1)(2)(3)(4)

	September 30,		June 30,		December 31,
	2011		2011		2010

	(dollars are in millions)

Continuing operations:
Real estate secured(5)	$22,589	51.1%	$23,053	50.6%	$24,125	48.9%
Personal non-credit card	2,032	36.3	2,189	36.4	2,565	36.0

Total – continuing operations	24,621	49.4	25,242	48.9	26,690	47.3
Discontinued credit card operations	329	3.5	344	3.7	412	4.2

Total	$24,950	42.7%	$25,586	41.9%	$27,102	40.7%

(1)	The tables above include both Collection Re-ages and Modification Re-ages, as discussed above.

(2)	The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans, as well as any charge-offs recorded to reduce receivables to their net realizeable value less cost to sell in accordance with our existing charge-off policies.

(3)	Excludes commercial and other.

HSBC Finance Corporation

(4)	The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At September 30, 2011, June 30, 2011 and December 31, 2010, the unpaid principal balance of re-ages without receipt of a payment totaled $784 million, $772 million and $737 million, respectively.

(5)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

	September 30,	June 30,	December 31,
	2011	2011	2010

	(in millions)

Mortgage Services	$7,999	$8,258	$8,914
Consumer Lending	14,590	14,795	15,211

Total real estate secured	$22,589	$23,053	$24,125

The overall decrease in dollars of re-aged loans during the third quarter of 2011 reflects the lower delinquency and receivable levels as discussed above. At September 30, 2011, June 30, 2011 and December 31, 2010, $6.7 billion (27 percent of total re-aged loans in the Re-age Table), $6.0 billion (24 percent of total re-aged loans in the Re-age Table) and $7.0 billion (26 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

Geographic Concentrations The following table reflects the percentage of receivables and receivables held for sale for continuing operations by state which individually account for 5 percent or greater of our portfolio as of September 30, 2011 and December 31, 2010.

	Percentage of Portfolio
	Receivables at		Percent of
	September 30, 2011		Total Receivables
	Real Estate		September 30,	December 31,
	Secured	Other	2011	2010

California	9.58%	5.19%	9.09%	9.42%
New York	7.17	6.81	7.13	6.95
Pennsylvania	6.10	6.68	6.16	6.00
Florida	6.02	5.73	5.99	6.18
Ohio	5.53	6.21	5.60	5.58

Because our underwriting, collections and processing functions are centralized, we can quickly change our credit standards and intensify collection efforts in specific locations. We believe this lowers risks resulting from such geographic concentrations.

HSBC Finance Corporation

Liquidity and Capital Resources

HSBC Related Funding Debt due to affiliates and other HSBC related funding is summarized in the following table:

	September 30,	December 31,
	2011	2010

	(in billions)

Due to HSBC affiliates(1)	$8.7	$8.3

Debt outstanding to HSBC clients:
Euro commercial paper	.4	.4
Term debt	.1	.3

Total debt outstanding to HSBC clients	.5	.7
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	7.4	8.4
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	12.7	14.4
Real estate secured receivable activity with HSBC Bank USA (cumulative):
Cash received on sales	3.7	3.7
Direct purchases from correspondents	4.2	4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.5)	(6.4)

Total real estate secured receivable activity with HSBC Bank USA (cumulative)	1.4	1.5

Cash received from sale of U.K. and Canadian operations to HSBC affiliates	3.4	3.4
Capital contributions by HINO (cumulative)	9.2	8.8
Issuance of Series C Preferred Stock to HINO	1.0	1.0

Total HSBC related funding	$44.3	$46.5

(1)	At September 30, 2011 and December 31, 2010, due to HSBC affiliates includes $425 million and $436 million, respectively, carried at fair value.

At September 30, 2011 and December 31, 2010, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 18 percent and 15 percent of our total debt and preferred stock funding, respectively.

At September 30, 2011 and December 31, 2010, we have a committed back-up line of credit totaling $2.0 billion with an HSBC affiliate. At September 30, 2011 and December 31, 2010, there were no balances outstanding under the back-up line of credit. Additionally, we have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At September 30, 2011 and December 31, 2010, there were no balances outstanding under these facilities.

We have derivative contracts with a notional value of $43.8 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2011 and $49.9 billion, or approximately 99 percent, at December 31, 2010.

HSBC North America continues to consolidate funding capabilities across North America. As a result, in October 2011, we executed a $3.0 billion, 364 day uncommitted revolving credit agreement with HSBC USA Inc. This agreement also provides an additional source of funding to us, if required. As of the date of this filing, no amounts have been drawn on this credit agreement.

Interest Bearing Deposits with Banks and Other Short-Term Investments Interest bearing deposits with banks totaled $12 million and $1.0 billion at September 30, 2011 and December 31, 2010, respectively. Securities purchased under agreements to resell totaled $2.9 billion and $4.3 billion at September 30, 2011 and December 31, 2010, respectively. The decrease in interest bearing deposits with banks reflects the withdrawal in the third quarter of 2011 of a $1.0 billion deposit we made with HSBC Bank plc in December 2010. The decrease in securities

HSBC Finance Corporation

purchased under agreements to resell reflects higher debt maturities during the current quarter and a decrease in collateral required from counterparties under our derivative agreements, partially offset by the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios and the sale of REO properties.

Commercial paper totaled $4.3 billion and $3.2 billion at September 30, 2011 and December 31, 2010, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $417 million and $450 million at September 30, 2011 and December 31, 2010, respectively. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

In April 2011, we refinanced all of our third party back-up lines, totaling $4.3 billion, into a new $4.0 billion credit facility, split evenly between tenors of 364 days and three years. As a result, we have committed back-up lines of credit totaling $6.0 billion at September 30, 2011 compared to $6.3 billion at December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, one of these facilities totaling $2.0 billion was with an HSBC affiliate to support our issuance of commercial paper.

Long-term debt decreased to $43.2 billion at September 30, 2011 from $54.4 billion at December 31, 2010. The following table summarizes issuances and repayments of long-term debt for continuing operations during the nine months ended September 30, 2011 and 2010:

Nine Months Ended September 30,	2011	2010

Long-term debt issued	$245	$459
Long-term debt retired	(10,488)	(11,577)

Net long-term debt retired	$(10,243)	$(11,118)

The long-term debt issued during the nine months of 2011 relates to InterNotessm (retail-oriented medium-term notes).

During the second quarter of 2011, we decided to call $600 million of retail medium-term notes. This transaction was completed during July 2011. This transaction was funded through a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of September 30, 2011, $600 million was outstanding under this loan agreement.

Secured financings previously issued under public trusts of $3.4 billion at September 30, 2011 are secured by $5.4 billion of closed-end real estate secured receivables. Secured financings of $3.9 billion at December 31, 2010 were secured by $5.9 billion of closed-end real estate secured receivables.

Common Equity During the first nine months of 2011, HINO made one capital contribution to us totaling $400 million. Additionally, in October 2011, we received an additional capital contribution of $290 million from HINO. Until we return to profitability, we may be dependent upon additional capital support of HSBC to continue our business operations and maintain selected capital ratios. HSBC has provided significant capital in support of our operations in the last few years and has indicated that they remain fully committed and have the capacity to continue that support.

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

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	September 30,	December 31,
	2011	2010

Tangible common equity to tangible assets(1)	6.78%	7.31%
Common and preferred equity to total assets	10.31	10.01

(1)	Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Commitments We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below, which primarily relate to our discontinued credit card operations, do not necessarily represent future cash requirements at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

	(in billions)

Private label and credit cards(1)(2)	$103.8	$99.2
Other consumer lines of credit	.6	.5

Open lines of credit	$104.4	$99.7

(1)	Amounts at September 30, 2011 include open lines of credit totaling $93.0 billion related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to September 30, 2011 and December 31, 2010.

2011 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the table that follows.

	Actual	Estimated
	January 1	October 1
	through	through			Estimated
	September 30,	December 31,			Full Year
	2011	2011			2011

	(in billions)

Funding needs:
Net asset growth/(attrition)(1)	$(3)	$(1)	-	1	$(4)	-	(2)
Commercial paper maturities	3	0	-	0	3	-	3
Term debt maturities	10	3	-	4	13	-	14
Secured financing maturities	1	0	-	1	1	-	2

Total funding needs	$11	$2	-	6	$13	-	17

Funding sources:
Commercial paper issuances	$4	$0	-	1	$4	-	5
Short term investment	2	2	-	3	4	-	5
Term debt issuances	-	0	-	1	0	-	1
HSBC and HSBC subsidiaries, including capital infusions	1	0	-	0	1	-	1
Other(2)	4	0	-	1	4	-	5

Total funding sources	$11	$2	-	6	$13	-	17

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

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

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2011 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2011 and December 31, 2010, our Level 3 instruments recorded at fair value on a recurring basis include $46 million and $24 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of December 31, 2010, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $4 million. As of September 30, 2011, we had no Level 3 assets recorded at fair value on a non-recurring basis in continuing operations.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011 and 2010.

HSBC Finance Corporation

Transfers Between Level 2 and Level 3 Measurements Assets recorded at fair value on a recurring basis at September 30, 2011 and December 31, 2010 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three and nine months ended September 30, 2011, we transferred $26 million and $41 million, respectively, from Level 2 to Level 3 of U.S corporate debt securities and asset-backed securities which met one or both of the conditions described above which was partially offset by the transfer of $12 million and $13 million, respectively, from Level 3 to Level 2 of asset back securities and U.S. government securities as they no longer met one or both conditions described above. During the three months ended September 30, 2010, there were no transfers in and out of Level 3 securities. During the nine months ended September 30, 2010, we transferred $27 million of U.S. government sponsored enterprises and U.S. corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $12 million from Level 2 to Level 3 of U.S. government sponsored enterprises, U.S. corporate debt securities and asset-backed securities which met one or both of the conditions described above.

We reported a total of $46 million and $24 million of available-for-sale securities, or approximately 1 percent and 1 percent of our securities portfolio as Level 3 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, total Level 3 assets as a percentage of total assets measured at fair value on a recurring basis were 1 percent and 1 percent, respectively.

See Note 14, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

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

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that

HSBC Finance Corporation

payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $5 million and $33 million at September 30, 2011 and December 31, 2010, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $1.3 billion and $2.5 billion at September 30, 2011 and December 31, 2010, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

There have been no significant changes in our approach to credit risk management since December 31, 2010.

Liquidity Risk Management Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolio will be the primary driver of our liquidity management process going forward. Lower cash flow as a result of declining receivable balances as well as lower cash generated from attrition due to elevated charge-offs and the interruption of our foreclosure process as discussed above may not provide sufficient cash to fully cover maturing debt over the next four to five years. The required incremental funding will be generated through the execution of alternative liquidity management strategies as discussed more fully in our 2010 Form 10-K as well as the planned sale of our Card and Retail Services business as previously discussed. In addition to select debt issuances, should market pricing for receivables improve in future years, our intent may change and a portion of this required funding could be generated through selected receivable portfolio sales in our run-off portfolios. In the event a portion of our future incremental funding need is met through issuances of unsecured term debt, we anticipate these issuances would be structured to better match the projected cash flows of the remaining run-off portfolio and reduce reliance on direct HSBC support. HSBC has indicated it remains fully committed and has the capacity and willingness to continue to provide such support.

Maintaining our credit ratings is an important part of maintaining our overall liquidity profile. As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit rating downgrade would increase borrowing costs, and depending on its severity, substantially limit access to capital markets, require cash payments or collateral posting, require delivery of secured financing collateral documents, and permit termination of certain contracts material to us.

The following summarizes our credit ratings at September 30, 2011 and December 31, 2010:

	Standard &	Moody’s
	Poor’s	Investors
	Corporation	Service	Fitch, Inc.

As of September 30, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A
As of December 31, 2010:
Senior debt	A	A3	AA-
Senior subordinated debt	BBB+	Baa1	A+
Commercial paper	A-1	P-1	F-1+
Series B preferred stock	BBB-	Baa2	A

As of September 30, 2011, there were no pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above. Standard & Poor’s Corporation has announced that it intends to publish revised criteria for rating financial institutions in early November 2011 and will complete implementation of the new criteria by the middle of December 2011. While the application of the new criteria may result in a negative change to the Standard & Poor’s Corporation credit rating for HSBC Finance Corporation, we are currently unable to predict the likelihood or extent of any such action. We have taken actions consistent with our liquidity funding plans to ensure adequate funding sources are available regardless of the outcome.

There have been no significant changes in our approach to liquidity risk management since December 31, 2010.

HSBC Finance Corporation

Market Risk Management HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At September 30, 2011 and December 31, 2010, our absolute PVBP limit was $5.50 million and $8.20 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at September 30, 2011 and December 31, 2010 dictated that the value of the balance sheet could not increase or decrease by more than $5.50 million or $8.20 million, respectively. During the second quarter of 2011, the PVBP limit was decreased after we performed a comprehensive review of the projected cash flows to be generated by our remaining real estate secured receivable portfolio. The results of this analysis indicated a reduction in the average life of the real estate secured receivable cash flows and a corresponding decrease in our reported PVBP position, which we concluded would be sustainable for the foreseeable future.

The following table shows the components of our absolute PVBP position at September 30, 2011 and December 31, 2010 broken down by currency risk:

	September 30,	December 31,
	2011	2010

	(in millions)

USD	$2.318	$6.351
JPY	.150	.132

Absolute PVBP risk	$2.468	$6.483

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2011 and 2010 a declining balance sheet and the current interest rate risk profile. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The estimates as of September 30, 2011 have been adjusted to reflect the impact of the pending Capital One transaction previously discussed. The estimates reflect the current assumed transaction date, with balances reduced at the projected sale date and the associated impact of that reduction is included in these estimates. The following table summarizes such estimated impact:

	September 30,	December 31,
	2011	2010

	(in millions)

Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$14	$(38)
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	(2)	43

The increase in net interest income following a hypothetical rate rise and decrease in net interest income following a hypothetical rate fall as compared to December 31, 2010 reflect the impact of the sale of the credit card operations as described above, regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios, and model enhancements. A principal consideration supporting both of the PVBP and margin at risk analyses is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification program, changes to our foreclosure processes and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.

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

Strategic Risk Management There has been no significant change in our approach to strategic risk management since December 31, 2010.

HSBC Finance Corporation

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

	September 30,	December 31,
	2011	2010

	(dollars are in millions)

Tangible common equity:
Common shareholder’s equity	$5,364	$6,145
Exclude:
Fair value option adjustment	(777)	(453)
Unrealized (gains) losses on cash flow hedging instruments	571	575
Postretirement benefit plan adjustments, net of tax	(1)	–
Unrealized (gains) losses on investments	(113)	(74)
Intangible assets	(514)	(605)

Tangible common equity	$4,530	$5,588

Tangible shareholders’ equity:
Tangible common equity	$4,530	$5,588
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$7,105	$8,163

Tangible assets:
Total assets	$67,326	$77,131
Exclude:
Intangible assets	(514)	(605)
Derivative financial assets	(3)	(75)

Tangible assets	$66,809	$76,451

Equity ratios:
Common and preferred equity to total assets	10.31%	10.01%
Tangible common equity to tangible assets	6.78	7.31
Tangible shareholders’ equity to tangible assets	10.63	10.68

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See “Litigation and Regulatory Matters in Note 15, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 54 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors affecting the Company as set forth in Part I, Item 1A: Risk Factors, on pages 14 – 21 of our 2010 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

We may incur additional costs and expenses relating to mortgage loan sale and securitization-related activities. Prior to June 2007, a subsidiary of HSBC Finance originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers to facilitate whole loan securitizations sponsored or underwritten by several of our counterparties and their affiliates, including our affiliates, HSBC Bank USA and HSBC Securities (USA) Inc.. In connection with these loan sale transactions, we made representations and warranties that the loans sold meet certain requirements. We have been, and may continue to be, required to repurchase loans and/or indemnify private investors for losses due to breaches of these representations and warranties. We maintain a reserve for potential repurchase liability exposure that, in accordance with applicable accounting principles, represents the amount of loss from this contingency that is both probable and can be reasonably estimated at this time. As of September 30, 2011, our estimate of this exposure and the related reserve were immaterial. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level

HSBC Finance Corporation

of the liability for mortgage loan repurchase losses requires significant judgment. As our estimate of this exposure is influenced by factors outside our control, there is uncertainty inherent in this estimate and actual losses could be significantly higher than the amount reserved.

Participants in the U.S. mortgage securitization market have been the subject of lawsuits and governmental and regulatory investigations and inquires, which have been directed at groups such as sponsors, underwriters, originators, servicers, originators or trustees of mortgage securitizations, and at particular participants within these groups. We expect this level of focus to continue and, potentially, intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market. We do not currently maintain a reserve with respect to this potential liability.

Item 6. Exhibits

Exhibits included in this Report:

10		Purchase and Assumption Agreement, dated as of August 10, 2011, among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 12, 2011)
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document(1),(2)
101	.SCH	XBRL Taxonomy Extension Schema Document(1),(2)
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1),(2)
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1),(2)
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document(1),(2)
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1),(2)

(1)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(2)	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices 102
Assets:
       by business segment 43
       fair value of financial assets 48
       fair value measurements 47
       nonperforming 23, 101
Balance sheet (consolidated) 4
Basel II 71
Basis of reporting 72
Business:
       consolidated performance review 63
       focus 62
Capital:
       2011 funding strategy 111
       common equity movements 110
       consolidated statement of changes 5
       selected capital ratios 110
Cash flow (consolidated) 6
Cautionary statement regarding forward-looking
       statements 59
Compliance risk 117
Consumer business segment 42, 88
Controls and procedures 119
Credit quality 91
Credit risk:
       concentration 23, 108
       management 114
Current environment 59
Deferred tax assets 35
Derivatives:
       cash flow hedges 28
       fair value hedges 27
       income (expense) 83
       non-qualifying hedges 29
       notional value 31
Discontinued operations 7, 69
Equity:
       consolidated statement of changes 5
       ratios 111
Equity securities available-for-sale 12
Estimates and assumptions 7
Executive overview 59
Fair value measurements:
       assets and liabilities recorded at fair value on a
          recurring basis 49
       assets and liabilities recorded at fair value on a
          non-recurring basis 51
       control over valuation process 112
       financial instruments 47
       hierarchy 113
       transfers into/out of level one and
          two 50, 113
       transfers into/out of level two and
          three 50, 114
       valuation techniques 52
Financial highlights metrics 67
Financial liabilities:
       designated at fair value 31
       fair value of financial liabilities 48
Forward looking statements 59
Funding 71, 109
Gain (loss) on debt designated at fair value and
  related derivatives 32, 84
Geographic concentration of receivables 108
Impairment:
       available-for-sale securities 12
       credit losses 24, 64, 81
       nonperforming receivables 23, 101
Income tax expense 33
Insurance:
       policyholders benefits expense 86
       revenue 83
Intangible assets 9
Internal control 119
Interest income:
       net interest income 80
       sensitivity 116
Key performance indicators 67
Legal proceedings 54
Liabilities:
       commercial paper 110
       commitments, lines of credit 110
       financial liabilities designated at
          fair value 31
       long-term debt 110
Liquidity and capital resources 109
Liquidity risk 115
Litigation and regulatory matters 54
Loans and advances — see Receivables
Loan impairment charges — see Provision for
       credit losses
Market risk 116
Market turmoil — see Current Environment
Mortgage lending products 17, 76
Net interest income 80
New accounting pronouncements 19, 57, 63
Operating expenses 85
Operational risk 117
Other revenues 83
Pension and other postretirement benefits 36
Performance, developments and trends 63

HSBC Finance Corporation

Profit (loss) before tax:
       by segment — IFRSs management basis 43
       consolidated 3
Provision for credit losses 64, 81
Ratios:
       capital 111
       charge-off (net) 98
       credit loss reserve related 92
       delinquency 96
       earnings to fixed charges — Exhibit 12
       efficiency 67, 86
       financial 67
Re-aged receivables 107
Real estate owned 78
Receivables:
       by category 17, 76
       by charge-off (net) 98
       by delinquency 96
       geographic concentration 108
       modified and/or re-aged 104
       nonperforming 23, 101
       overall review 76
       risk concentration 23, 108
       troubled debt restructures 19, 63, 66, 102
Reconciliation to U.S. GAAP financial measures 118
Reconciliation of U.S. GAAP results to IFRSs 73
Refreshed loan-to-value 77
Related party transactions 36
Reputational risk 117
Results of operations 80
Risk elements in the loan portfolio by product 23
Risk management:
       credit 114
       compliance 117
       liquidity 115
       market 116
       operational 117
       reputational 117
       strategic 117
Securities:
       fair value 12, 49
       maturity analysis 16
Segment results — IFRSs management basis:
       consumer 42, 88
       “All Other” grouping 42
       overall summary 41, 87
Selected financial data 67
Sensitivity:
       projected net interest income 116
Statement of changes in shareholders’ equity 5
Statement of changes in comprehensive income
       (loss) 5
Statement of income (loss) 3
Strategic initiatives and focus 11, 62
Strategic risk 117
Table of contents 2
Tangible common equity to tangible managed
       assets 111
Tax expense 33
Troubled debt restructures 19, 63, 66, 82, 92, 102
Variable interest entities 46

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION
(Registrant)

/s/  MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

Date: November 9, 2011

Exhibit Index

10		Purchase and Assumption Agreement, dated August 10, 2011 among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 12, 2011)
12		Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends
31		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document(1),(2)
101	.SCH	XBRL Taxonomy Extension Schema Document(1),(2)
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1),(2)
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1),(2)
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document(1),(2)
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1),(2)

(1)	Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive date files: (i) the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheet as of September 30, 2011 and December 31. 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(2)	As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.