Form 10-K
period 2011-12-31
HSBC Finance Corp
filed 2012-02-27
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of February 24, 2012, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HSBC Finance Corporation

HSBC Finance Corporation

PART I

Item 1.    Business.

Organization History and Acquisition by HSBC

HSBC Finance Corporation is a corporation organized under the laws of the State of Delaware and is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation, which traces its origin to 1878, operated as a consumer finance company under the name Household Finance Corporation for most of its history. Its principal business is to act as a holding company for its subsidiaries. In this Form 10-K, HSBC Finance Corporation and its subsidiaries are referred to as “we,” “us” or “our.”

HSBC North America Operations

HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2011 were HSBC Finance Corporation, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., historically led or participated as underwriter of domestic issuances of HSBC Finance Corporation’s term debt and asset-backed securities. While HSBC Finance Corporation has not received advantaged pricing, underwriting fees and commissions paid to HSBC Securities (USA) Inc. historically have benefited HSBC as a whole.

HSBC Finance Corporation Operations

HSBC Finance Corporation’s subsidiaries have historically provided lending products to middle-market consumers in the United States. HSBC Finance Corporation has been the principal fund raising vehicle for the operations of its subsidiaries.

Our lending products currently include MasterCard(1), Visa(1), American Express(1) and Discover(1) credit card receivables as well as private label receivables. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA. We also offer specialty insurance products in the United States and Canada. Historically, we also provided several other types of loan products in the United States including real estate secured, personal non-credit card and auto finance loans as well as tax refund anticipation loans and related products, all of which we no longer originate. In August 2011, HSBC, through its wholly owned subsidiaries HSBC Finance Corporation, HUSI, and other wholly-owned affiliates, agreed to sell its Card

(1)

MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

and Retail Services business to Capital One Financial Corporation (“Capital One”). The sale is expected to close in the second quarter of 2012. Upon completion of this sale, substantially all of our remaining operations will be in run-off.

Through June 30, 2011, we reported the results of our operations in two reportable segments: Card and Retail Services and Consumer. These segments were managed separately and were characterized by different middle-market consumer lending products, originations processes and locations. As a result of the previously announced sale of our Card and Retail Services business in August 2011, we began reporting these operations as discontinued operations in the third quarter of 2011. Because our segment results are reported on a continuing operations basis, we have one remaining reportable segment: Consumer.

Information about businesses or functions that fall below the segment reporting quantitative threshold tests, such as our Insurance Services and Commercial operations, as well as certain corporate and treasury activities, are described under “Continuing Operations – All Other” below and included under the “All Other” caption within our segment disclosure.

As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Auto Finance and our Taxpayer Financial Services businesses are reported as discontinued operations and are not included in our segment presentation.

We report results to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”), under which HSBC prepares its consolidated financial statements. As a result, operating results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and reportable segment, as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 20, “Business Segments” in the accompanying consolidated financial statements.

Continuing Operations

Consumer  Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

In late February 2009, we decided to discontinue all originations by our Consumer Lending business. Under the HFC and Beneficial brands and the HSBC Credit Centers, our Consumer Lending business offered secured and unsecured loan products, such as first and second lien position closed-end mortgage loans, open-end home equity loans and personal non-credit card loans through branch locations and direct mail. The bulk of the mortgage lending products originated in the branch network were for refinancing and debt consolidation rather than home purchases. We continue to service the remaining portfolio as it runs off while helping qualifying customers in need of assistance with appropriate loan modifications and other account management programs. At December 31, 2011, our Consumer Lending business had $29.2 billion in real estate secured receivables, of which approximately 96 percent are fixed rate loans and 90 percent are in a first lien position. Additionally, our Consumer Lending business had $5.1 billion in personal non-credit card receivables at December 31, 2011. In total, our Consumer Lending business had approximately 1 million active customer accounts at December 31, 2011.

Prior to the first quarter of 2007 when we ceased new purchase activity, our Mortgage Services business purchased non-conforming first and second lien real estate secured loans from a network of unaffiliated third party lenders (i.e. correspondents) based on our underwriting standards. Our Mortgage Services business included the operations of Decision One Mortgage Company (“Decision One”), which historically originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers,

HSBC Finance Corporation

including Mortgage Services. As a result of the deterioration in the subprime mortgage lending industry, in September 2007 we announced that Decision One originations would cease. We continue to service the remaining Mortgage Services portfolio as it runs off. At December 31, 2011, our Mortgage Services business had $13.5 billion in receivables remaining. Approximately 65 percent of the Mortgage Services portfolio is fixed rate loans and 88 percent is in a first lien position. In total, our Mortgage Services business had approximately 144,000 active customer accounts at December 31, 2011.

All Other  Our Insurance business designs and distributes credit life, unemployment, accidental death and disability, whole life, annuities, disability, long term care and a variety of other specialty protection products to our customers and the customers of affiliated financial institutions, such as HSBC Bank USA and HSBC Bank Canada. Such products currently are offered throughout the United States and Canada to customers based upon their particular needs. The Insurance business has approximately 7.7 million customers, which includes customers of our other businesses and of our affiliated financial institutions. Insurance distributed to our customers is directly written by or reinsured with one or more of our subsidiaries. Insurance sold to customers of HSBC Bank USA and certain other affiliates is written primarily by unaffiliated insurance companies.

Historically, our Insurance business has also designed and distributed term life insurance. In light of the ongoing review of the Insurance business, we decided in 2011 to cease issuing new term life insurance in the United States effective January 2012. As the review of the Insurance business continues, other Insurance lines may be impacted. Regardless of future actions, HSBC will continue to provide insurance products to its customers.

Income (Loss) Before Income Tax Expense from Continuing Operations – Significant Trends  Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table.

Year Ended December 31,	2011	2010	2009
	(in millions)
Loss from continuing operations before income tax from prior year	$(3,903)	$(8,784)	$(5,359)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(313)	(437)	(829)
Provision for credit losses, excluding the impact of adopting new Accounting Standards update for TDR Loans in the third quarter of 2011	1,853	2,558	1,168
Impact of adopting new Accounting Standards Update for TDR Loans	(925)	-	-
Mark-to-market on derivatives which do not qualify as effective hedges	(916)	(675)	792
Gain (loss) on debt designated at fair value and related derivatives	423	2,866	(5,285)
Servicing and other fees from HSBC affiliates	(15)	(75)	2
Lower of amortized cost or market adjustment on receivables held for sale	(2)	11	106
Salaries and employee benefits	74	402	359
Other marketing	5	12	39
REO expenses	68	(75)	143
Goodwill and other intangible asset impairment charges	-	274	54
All other activity(1)	(83)	20	26

	169	4,881	(3,425)

Loss from continuing operations before income tax for current year	$(3,734)	$(3,903)	$(8,784)

(1)	Reflects other activity for other revenues and operating expenses.

For additional discussion regarding changes in the components of income and expense, see the caption “Results of Operations” in the MD&A section of this Form 10-K.

HSBC Finance Corporation

Discontinued Operations

Card and Retail Services  Our Card and Retail Services business includes our MasterCard, Visa, American Express and Discover receivables (“Cards”) in the United States originated under various brands, including The GM Card®, the Union Plus® (“UP”) credit card, Household Bank, Orchard Bank and HSBC branded credit cards. Our Card and Retail Services business also originates private label credit card (“PLCC”) receivables. The PLCC receivables, along with the GM and UP receivables are sold daily to HSBC Bank USA, which we continue to service for a fee. The Cards business has approximately $9.0 billion in receivables at December 31, 2011 and approximately 14 million active customer accounts.

GM, a co-branded credit card issued as part of our program with General Motors Company, enables customers to earn discounts on the purchase or lease of a new, eligible GM vehicle. The UP card program provides benefits and services to members of various national and international labor unions. The Household Bank and Orchard Bank credit cards offer specialized credit card products to consumers underserved by traditional providers. The credit card portfolio of our Card and Retail Services business is generated primarily through direct mail, telemarketing, Internet applications, application displays, promotional activity associated with our affinity and co-branding relationships, mass-media advertisement (The GM Card) and merchant relationships. In January 2009, we sold our GM and UP MasterCard and Visa portfolios with an outstanding principal balance of $12.4 billion at the time of sale to HSBC Bank USA. We sell all new originations under these programs to HSBC Bank USA on a daily basis. The Card and Retail Services business continues to service the receivables on behalf of HSBC Bank USA for a fee. In July 2004, we purchased the account relationships associated with certain credit card receivables from HSBC Bank USA and sell all new receivable originations to HSBC Bank USA on a daily basis. We continue to service the GM and UP portfolios and the HSBC Bank USA portfolio as well as other smaller credit card receivable portfolios for HSBC Bank USA, which have a balance at December 31, 2011 of $9.6 billion, for a fee.

The private label credit card business has approximately 14 million active customer accounts and 22 active merchant relationships. At December 31, 2011, our PLCC receivables were sourced from the following business lines: approximately 54 percent in consumer electronics, 17 percent in department stores, 15 percent in power sport vehicles (snowmobiles, personal watercraft, all terrain vehicles and motorcycles) and 14 percent of receivables in furniture stores, specialty retailers and other. The private label financing products are generated through merchant retail locations, merchant catalog and telephone sales, and direct mail and Internet applications. On December 29, 2004, our PLCC portfolio was sold to HSBC Bank USA, and agreements were entered into to sell substantially all future receivables to HSBC Bank USA on a daily basis and to service the portfolio for HSBC Bank USA for a fee. As a result, we sell all new private label receivables upon origination, but service the entire portfolio on behalf of HSBC Bank USA, which has a balance of $12.8 billion at December 31, 2011, for a fee.

In August 2011, HSBC, through its wholly owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly owned affiliates, agreed to sell its Card and Retail Services business to Capital One for a premium of 8.75 percent of receivables. We currently anticipate this sale will close in the second quarter of 2012. See the “2011 Events” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further details of this pending sale.

Auto Finance  In March 2010, we sold our auto finance servicing operations, including all related assets, as well as certain auto finance receivables with a carrying value of $927 million to Santander Consumer USA Inc. (“SC USA”). Under the terms of the sale agreement, we also agreed to assign our auto servicing facilities in San Diego, California and Lewisville, Texas to SC USA. In August 2010, we sold our remaining auto loan portfolio to SC USA with an outstanding principal balance of $2.6 billion at the time of sale. As a result, our Auto Finance business is reported in discontinued operations.

Taxpayer Financial Services  During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which historically served as a significant part of our underwriting process in our Taxpayer Financial Services

HSBC Finance Corporation

(“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that has historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season or beyond and we exited the TFS business. As a result of this decision, our TFS business is reported in discontinued operations.

United Kingdom and Canada  Until May 2008, when we sold our United Kingdom business to an affiliate, we also offered consumer loans and insurance products in the United Kingdom and the Republic of Ireland. The insurance operations in the United Kingdom were sold November 1, 2007 to Aviva plc and its subsidiaries (“Aviva”) and from that time until May 2008, we distributed our insurance products in the United Kingdom through our branch network but they were underwritten by Aviva. Prior to the sale of our Canadian operations to an affiliate in November 2008, we also provided consumers several types of loan products in Canada.

Funding

Our primary sources of funding in 2011 were cash generated from operations, sales of certain credit card and all private label receivables to an affiliate on a daily basis, the issuance of retail notes and commercial paper, loans from HSBC affiliates and capital contributions from our parent. During 2011, issuances of commercial paper continued to be lower than our historical levels. The majority of outstanding commercial paper is directly placed, domestic commercial paper. Euro commercial paper is marketed predominately to HSBC clients. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as discussed above.

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

Employees and Customers

At December 31, 2011, we had approximately 5,350 employees. Approximately 3,500 employees will transfer to Capital One upon completion of the sale of our Card and Retail Services business which is expected to occur in the second quarter of 2012.

At December 31, 2011, we had over 29 million customers which includes 28 million customers of our Card and Retail Services business which we have agreed to sell to Capital One. Some of these customers are customers of more than one of our businesses. Consumers residing in the State of California accounted for 9 percent of our consumer receivables for continuing operations. We also have significant concentrations of consumer receivables for continuing operations in Florida (6 percent), New York (7 percent), Pennsylvania (6 percent) and Ohio (6 percent).

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

Oversight.  In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council (“FSOC”) which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50.0 billion such as HSBC North America, that is found to pose a grave threat to financial stability. The FSOC will be supported by

HSBC Finance Corporation

the Office of Financial Research (“OFR”) which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR will be paid for through an assessment on large bank holding companies, which is currently proposed to begin in July 2012.

Increased Prudential Standards.  Over a transition period from 2013 to 2015, the Federal Reserve Board will apply more stringent capital and risk management requirements on bank holding companies such as HSBC North America, which will require a minimum Tier 1 leverage ratio of four percent, a minimum Tier I common risk-based capital ratio of five percent and a minimum total risk-based capital ratio of eight percent. In addition, large bank holding companies, such as HSBC North America, are now required to file resolution plans identifying material subsidiaries and core business lines, describing what strategy would be followed in the event of significant financial distress, including identifying how insured bank subsidiaries would be adequately protected from risk created by other affiliates. The failure to cure deficiencies in a resolution plan would enable the Federal Reserve to impose more stringent capital, leverage or liquidity requirements, or restrictions on growth, activities or operations and, if such failure persists, require the divestiture of assets or operations. The Federal Reserve Board has also proposed a series of increased supervisory standards to be followed by large bank holding companies, including required remediation in the event of failure to meet capital requirements, stress testing requirements, enhanced governance and stress testing for liquidity management, caps on single-counterparty exposures and risk management standards. There are also provisions in Dodd-Frank that relate to governance of executive compensation, including disclosures evidencing the relationship between compensation and performance and a requirement that some executive incentive compensation is forfeitable in the event of an accounting restatement.

Affiliate Transaction Limits.  In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates will also include credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between HSBC Bank USA and us which may impact our current funding and hedging strategies.

Derivatives Regulation.  The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default and interest rate swaps, as well as limits on FDIC-insured banks’ overall OTC derivatives activities. Most of the significant provisions are to be implemented within two to three years of the enactment of the legislation. There is also the requirement for the use of mandatory derivative clearing houses and exchanges, which will significantly change the derivatives industry.

Consumer Regulation.  The legislation has created the Consumer Financial Protection Bureau (the “CFPB”) with a broad range of powers to administer and enforce a new Federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. We are subject to CFPB examination and regulation, as is our affiliate HSBC Bank USA.

With respect to certain laws governing the provision of consumer financial products by national banks such as our affiliate HSBC Bank USA and our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), the legislation codified the current judicial standard of federal preemption with respect to national banks but added procedural steps to be followed by the Office of the Comptroller of the Currency (the “OCC”) when considering preemption determinations after July 21, 2011. Furthermore, the legislation removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential State Attorneys General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors.

HSBC Finance Corporation

The legislation contains many other consumer-related provisions including provisions addressing mortgage reform.

The legislation will have a significant impact on the operations of many financial institutions in the U.S., including our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, and because that process will take several years to finalize, we are unable to determine precisely the impact that Dodd-Frank and related regulations will have on our financial results at this time.

Consumer Regulation  Our businesses operate in a highly regulated environment. In addition to the establishment of the CFPB and the other consumer related provisions of Dodd-Frank described above, our businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems with the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing activities. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that a loan may bear, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. For consumer loans still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties.

On May 22, 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) was signed into law and we have implemented all applicable provisions. The CARD Act has required us to make changes to our business practices, and will require us and our competitors to manage risk differently than has historically been the case. Pricing, underwriting and product changes have either been implemented or are under continuing analysis to partially mitigate the impact of the new legislation and implementing regulations. See “Executive Overview – Performance of our Discontinued Card and Retail Services Business” in MD&A within this Form 10-K for further discussion of the impact of the CARD Act on our business trends. In August 2011, we announced that we had entered into an agreement to sell our credit card business to Capital One.

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

As previously reported, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the OCC (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. See “Executive Overview” in the MD&A for further discussion.

HSBC Finance Corporation

Banking Institutions  As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will continue to have a significant impact on HSBC North America’s overall regulatory capital requirement. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align with the Basel II final rule requirements. It is uncertain as to when HSBC North America will receive approval from the Federal Reserve Board, its primary regulator, to adopt Basel II. HSBC North America has integrated Basel II metrics into its management reporting and decision making processes. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum Tier 1 capital and total risk-based capital requirements.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Although the Basel Committee has issued guidance, we are still awaiting formal instructions as to how the Basel III framework will be implemented by the U.S. regulators. The capital proposals will require banks to hold more capital and a higher quality of capital over a phase-in period from 2013 to 2019. Under Basel III, when fully phased in on January 1, 2019, HSBC North America would be required to maintain minimum risk-based capital ratios (exclusive of any capital surcharge for large, global systemically important banks (“G-SIB”)) as follows:

	Tier 1 Common	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation buffer requirement	2.5	2.5	2.5
Effective minimum ratio	7.0	8.5	10.5

HSBC North America anticipates meeting these requirements well in advance of their formal introduction. In addition, however, and subject to national discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5%, consisting of common equity could also be required to be built up by banking organizations in periods of excess credit growth compared to GDP growth. Further, under Basel III, certain capital instruments may no longer qualify as regulatory capital. Such instruments will generally be subject to a 10-year phase-out period.

Basel III also establishes a more constrained leverage ratio than currently applies to U.S. banking organizations. Banking organizations will be required to maintain a minimum 3 percent Tier 1 capital leverage ratio during a parallel run period from January 1, 2013 to January 1, 2017 to enable calibration of the leverage ratio to be finalized in 2017 and become mandatory from January 1, 2018.

Further increases in regulatory capital may be required in response to HSBC North America’s implementation of Basel III. The exact amount, however, will depend upon our prevailing risk profile and that of our HSBC North America affiliates under various stress scenarios.

HSBC North America is also in the process of evaluating the Basel III framework for liquidity risk management. The proposals include both a Liquidity Coverage Ratio (“LCR”) designed to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days and a Net Stable Funding Ratio (“NSFR”) with a time horizon of one year to ensure a sustainable maturity structure of assets and liabilities. For both ratios, HSBC North America will be expected to achieve a ratio of 100 percent or better. Under the Basel Committee final rules, the observation period for the ratios begins in 2012 with LCR introduced by 2015 and NSFR by 2018. HSBC has already begun reporting indicative ratios to its primary regulator, the FSA. Discussions continue on the specific calculations, with ongoing requests for Quantitative Impact Studies (“QIS”) by the regulators. We anticipate a formal Notice of Proposed Rulemaking (NPR) will be issued in early 2013 and an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and the regulators may make further changes. We anticipate meeting these requirements prior to their formal

HSBC Finance Corporation

introduction. HSBC Finance Corporation may need to increase its liquidity profile to support HSBC North America’s compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC Finance Corporation will need to make to its liquidity position, if any.

In December 2011, the Federal Reserve issued a draft proposal as to “Enhanced Prudential Standards and Early Remediation Requirements for Covered Companies”. HSBC North America is a covered company. The proposal includes stress testing requirements, caps on single-counterparty exposures and risk management standards. It also includes enhanced governance and stress testing requirements for liquidity management. Building on prior regulatory guidance, a review by our Board of Directors would be formally required for many aspects of liquidity management. It further builds on concepts introduced by the U.S. regulators and bridges those principles to Basel III liquidity requirements. We do not anticipate substantial changes in our overall funding needs, but will further enhance our practices. This is a proposal with comments due in March 2012.

In December 2010, the U.S. regulators published their updated Market Risk Amendment Notice of Proposed Rulemaking aligned closely with the Basel publications (known in the industry as “Basel 2.5”). The rule includes changes to the existing regulatory capital approaches which may become official after the comment period and normal regulatory review. In December 2011, U.S. regulators published a further Notice of Proposed Rulemaking in respect of market risk, setting out the proposals for alternatives to credit ratings for debt and securitization positions, as required by Dodd-Frank.

If adopted as proposed, HSBC North America will experience a significant increase in its capital requirements even in the absence of any change to its current risk profile, and strategies continue to be considered to mitigate this impact. The U.S. regulators have also indicated they intend to propose similar revisions to the Basel I and Basel II rules to eliminate the use of external credit ratings to determine the risk weights applicable to securitization and certain corporate exposures under these regulations.

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

In November 2011, the Federal Reserve issued final rules (the “Capital Plan Rules”) requiring U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. Under the Capital Plan Rules, the Federal Reserve will annually evaluate bank holding companies’ capital adequacy, internal capital adequacy assessment processes, and plans to make capital distributions, and will approve capital distributions only for companies whose capital plans have been approved and are able to demonstrate sufficient financial strength after making the capital distributions.

Our credit card banking subsidiary, HSBC Bank Nevada, is a federally chartered ‘credit card bank’ and a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the OCC. Any deposits held by HSBC Bank Nevada are insured by the Federal Deposit Insurance Corporation (“FDIC”) which renders it subject to relevant FDIC regulation.

HSBC Bank Nevada, like other FDIC-insured banks, currently is required to pay assessments to the FDIC for deposit insurance under the FDIC’s Deposit Insurance Fund. Under the FDIC’s risk-based system for setting deposit insurance assessments, an institution’s assessments vary according to its deposit levels and other factors. FDIC assessments are based on average consolidated total assets and risk profile. However, the assessments to HSBC Bank Nevada are not anticipated to be material. Following the sale of our Card and Retail Services business to Capital One as discussed above, HSBC Bank Nevada will no longer have any ongoing operations and we will surrender its national bank charter to the OCC as soon as practicable after the sale.

As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve. HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure

HSBC Finance Corporation

to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. HSBC North America, is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America are registered as financial holding companies under the BHCA, enabling them to offer a broad range of financial products and services. The ability of a financial holding company to acquire U.S. banks or to engage in non-banking activities is now directly tied to the company’s meeting the standards for being “well-managed” and “well capitalized.” HSBC North America, as a financial holding company, is supervised and examined by the Federal Reserve Bank of Chicago. We are also regularly examined and reviewed by the Federal Reserve Bank of Chicago. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take prompt corrective action with respect to FDIC-insured banks that do not meet minimum capital requirements.

Competition  The credit card industry in which we operate is highly fragmented and intensely competitive with a broad range of institutions offering both bank cards and private label cards. Terms such as annual percentage rates, fees, and credit lines as well as other card benefits and/or features are normally what lead customers to apply for one particular card over another. With ample competition in the credit card industry and low costs for a customer to switch to another card issuer, consumer loyalty in this industry tends to be minimal. Upon the completion of the sale of our Card and Retail Services business to Capital One as discussed above, substantially all of our remaining operations will be in run-off and the competitive conditions of the markets in which we historically operated will no longer have a significant impact on our financial results.

Corporate Governance and Controls

HSBC Finance Corporation maintains a website at www.us.hsbc.com on which we make available, as soon as reasonably practicable after filing with or furnishing to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our website also contains our Corporate Governance Standards and committee charters for the Audit Committee, the Risk Committee and the Compliance Committee of our Board of Directors. We have a Statement of Business Principles and Code of Ethics that expresses the principles upon which we operate our businesses. Integrity is the foundation of all our business endeavors and is the result of continued dedication and commitment to the highest ethical standards in our relationships with each other, with other organizations and individuals who are our customers. Our Statement of Business Principles and Code of Ethics can be found on our corporate website. We also have a Code of Ethics for Senior Financial Officers that applies to our finance and accounting professionals that supplements the Statement of Business Principles. That Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. Printed copies of this information can be requested at no charge. Requests should be made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of February  27, 2012.

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

HSBC Finance Corporation

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

Item 1A.    Risk Factors.

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed with or furnished to with the SEC could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that we may face.

The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth that have occurred over the past four years and appear likely to continue in 2012. General business, economic and market conditions that could continue to affect us include:

•	low consumer confidence and reduced consumer spending;

•	a “double dip” recession;

•	unemployment levels;

•	wage income levels and declines in wealth;

•	market value of residential real estate throughout the United States;

•	inflation;

•	monetary supply;

•	fluctuations in both debt and equity capital markets in which we fund our operations;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	short-term and long-term interest rates;

•	availability of liquidity;

•	tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory and law enforcement initiatives.

In a challenging economic environment such as is currently being experienced in the United States, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared to historical periods as many of our customers are experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have resulted in higher levels of provision for credit losses and charge-offs, which have adversely affected our earnings and resulted in significant losses from the third quarter of 2007 to date. The problems in the housing markets in the United States in the last five years have been exacerbated by

HSBC Finance Corporation

continued high unemployment rates. If businesses remain cautious to hire, additional losses are likely to be significant in all types of our consumer loans, including credit cards, due to decreased consumer income. Despite some indications of growth in employment and output in the latter part of 2011, the forecast for 2012 remains muted, with growth in gross domestic product for the United States well below trend for the past decades. Furthermore, public opinion about the state of the economy remains pessimistic, which affects not only production and consumption decisions, but also political, administrative, and regulatory priorities.

Housing prices declined in 2011 and a large inventory of foreclosed properties exerted additional downward pressure on market values in many metropolitan areas. If housing prices continue to decline, there may be increased delinquency and losses in our real estate portfolio.

Mortgage lenders have substantially tightened lending standards since 2007. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. The ability to refinance and extract equity from their homes is no longer an option for many of our customers. This, in turn, impacted both credit performance and run-off rates and has resulted in significantly elevated delinquency rates for real estate secured loans in our portfolio. Additionally, the high levels of inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed.

In the event economic conditions continue to be depressed or become further depressed and lead to a “double dip” recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.

Operational risks, such as systems disruptions or failures, breaches of security, cyberattacks, human error, changes in operational practices or inadequate controls may adversely impact our business and reputation.  Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our businesses are dependent on our ability to process a large number of complex transactions, most of which involve, in some fashion, electronic devices or electronic networks. If any of our financial, accounting, or other data processing and other recordkeeping systems and management controls fail, are subject to cyberattack that compromises electronic devices or networks, or have other significant shortcomings, we could be materially adversely affected. Also, in order to react quickly or to meet newly-implemented regulatory requirements, we may need to change or enhance systems within very tight time frames, which would increase operational risk.

We may also be subject to disruptions of our operating systems infrastructure arising from events that are wholly or partially beyond our control, which may include:

•	computer viruses, electrical, telecommunications, or other essential utility outages;

•

cyberattacks, which are deliberate attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or impairing operational performance;

•	natural disasters, such as hurricanes and earthquakes;

•	events arising from local, regional or international politics, including terrorist acts;

•	unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems; or

•	absence of operating systems personnel due to global pandemics or otherwise, which could have a significant effect on our business operations as well as on HSBC affiliates world-wide.

Such disruptions may give rise to losses in service to customers, an inability to collect our receivables in affected areas and other loss or liability to us.

We are similarly dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently

HSBC Finance Corporation

manipulates our operations or systems, including, without limitation, by means of cyberattack or denial-of-service attack. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which may materially adversely affect us.

In recent years, internet and other cyberattacks, identity theft and fraudulent attempts to obtain personal financial information from individuals and from companies that maintain such information pertaining to their customers have become more prevalent. Such acts can affect our business by:

•	threatening the assets of our customers, potentially impacting our customer’s ability to repay loan balances and negatively impacting their credit ratings;

•

causing us to incur remediation and other costs related to liability for customer or third parties for losses, repairs to remedy systems flaws, or incentives to customers and business partners to maintain and rebuild business relationships after the attack;

•	increasing our costs to respond to such threats and to enhance our processes and systems to ensure maximum security of data; or

•	damaging our reputation from public knowledge of intrusion into our systems and databases.

In addition, there is the risk that our operating system controls as well as business continuity and data security systems could prove to be inadequate. Any such failure could affect our operations and could have a material adverse effect on our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our determining to sell residential mortgage loans and other loans;

•	changes to our charge-off policies or customer account management and risk management/collection policies and practices;

•	our increasing investment in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.

The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting may occur from time to time and we cannot assure you that we will not find one or more material weaknesses as of the end of any given future year.

Our financial results and condition could be adversely affected by a failure to complete or a delay in completing the sale of our Card and Retail Services business to Capital One Financial Corporation.  In August 2011, HSBC announced that through certain of its wholly owned affiliates, including HSBC Finance Corporation, it had entered into an agreement to sell the HSBC U.S. Card and Retail Services business to Capital One. The transaction is subject to regulatory approval. The sale of HSBC U.S. Card and Retail Services business to Capital One requires the separation of the Card and Retail Services business from the remaining businesses of HSBC in North America and, to a lesser extent, globally. Separation of the businesses is an extremely complex process and will result in a significant number of transitional service arrangements between HSBC entities and Capital One. While we expect to complete the transaction in the second quarter of 2012, as previously announced, the operational complexities of the separation present significant risks to our intended closing date. Any delay in the sale to Capital One would also delay realization of the financial benefits of the transaction and

HSBC Finance Corporation

would have an adverse impact on our liquidity. Further, if the sale to Capital One is not completed on or before May 10, 2012, either party may, with limited exceptions, terminate the transaction. Failure to complete the sale to Capital One would have a material adverse impact on our liquidity and capital position. Failure to complete the sale would also reflect negatively on our ability to execute on HSBC’s larger strategy, which could give rise to reputational risk and increased regulatory scrutiny.

In connection with the sale to Capital One, we will enter into a significant number of transitional service arrangements with Capital One, which will continue to various dates until the separation of the Card and Retail Services business is completed. The complexities and demands of these arrangements will result in increased operational risk to us as they could divert management attention and resources from other operations, which could result in disruptions in our remaining operations.

The downgrading of U.S. debt ratings and continued economic uncertainty related to U.S. markets could negatively impact our business operations and our access to capital markets.  Recent concerns regarding U.S. debt and budget matters have caused uncertainty in financial markets. Although the U.S. debt limit was increased, a failure to raise the U.S. debt limit and the downgrading of U.S. debt ratings in the future could, in addition to causing economic and financial market disruptions, materially adversely affect our ability to obtain funding on favorable terms, as well as have other material adverse effects on the operations of our business and our financial results and condition.

Federal Reserve Board policies can significantly affect business and economic conditions and our financial results and condition.  The Federal Reserve regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve policies are beyond our control and can be hard to predict.

Unanticipated risks may impact our results.  We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance, cybersecurity and legal reporting systems, including models and programs that predict loan delinquency and loss. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques and prepare contingency plans in anticipation of developments, those techniques and plans and the judgments that accompany their application are complex and cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage significant risks and to respond to unanticipated developments in a timely and complete manner is an important factor that can significantly impact our results.

Our reputation has a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or servicing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

HSBC Finance Corporation

•	recordkeeping;

•	sales and trading practices;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	negative news about us, HSBC or the financial services industry generally;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.

The failure to address, or the perception that we have failed to address, these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.

Our inability to meet funding requirements due to our balance sheet attrition or credit ratings could impact operations.  Adequate liquidity is critical to our ability to operate our businesses. The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical to mitigating liquidity risk. Lower cash flow resulting from declining non-core receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs will not provide sufficient cash to fully cover maturing debt over the next four to five years. If market pricing for receivables improves, a portion of the required funding could be generated through sales of receivable portfolios. A portion of any funding gap could be covered through the issuance of commercial paper in the primary debt markets or borrowed from one or more of our affiliates. We anticipate all future term funding will be provided by HSBC affiliates.

Our credit ratings are an important part of maintaining our liquidity. As indicated by the major credit rating agencies, our credit ratings are directly dependent on the continued support of HSBC. Any downgrade in credit ratings would increase our borrowing costs, impact our ability to issue commercial paper and to sell assets, and, depending on the severity of the downgrade, require us to make cash payments or post collateral, and permit termination by counterparties of certain significant contracts. Similarly, to the extent future funding is to be provided by HSBC affiliates, the credit ratings of those affiliates will affect their borrowing costs and, as a result, the cost of funding to us. HSBC has provided capital support in the past and has indicated its commitment and capacity to fund the needs of the business in the future.

The transition to Basel II and new requirements under Basel III will continue to put significant pressure on regulatory capital.  HSBC North America is required to adopt Basel II provisions in accordance with current regulatory timelines. In June 2011, the U.S. regulators adopted final regulations to implement the “capital floor” provision of the so-called “Collins Amendment” of Dodd-Frank. Pursuant to these regulations, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum Tier 1 capital and total risk-based capital requirements. Prior to adoption of Basel II, a banking organization is required to successfully complete a parallel run by measuring regulatory capital under both the new regulatory capital rules and the existing general risk-based rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. HSBC North America began the parallel run period, which encompasses enhancements to a number of risk policies, processes and systems to align HSBC North America with the Basel II final rule requirements, in January 2010. The timing of receipt of approval from HSCB North America’s primary regulator is uncertain. While Basel II does not apply directly to us, as a subsidiary of HSBC North America we may be required to execute certain actions or strategies to ensure HSBC North America meets its capital requirements.

In December 2010, the Basel Committee issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and

HSBC Finance Corporation

liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Although the Basel Committee has issued guidance, we are still awaiting formal instructions as to how the Basel III framework will be implemented by the U.S. regulators.

HSBC North America is also in the process of evaluating the Basel III framework for capital and liquidity risk management. HSBC Finance Corporation may need to increase its liquidity or capital profile to support HSBC North America’s compliance with the liquidity and capital requirements imposed by the new rules. Further increases in regulatory capital may be required in response to HSBC North America’s implementation of Basel II and Basel III. The exact amount, however, will depend upon our prevailing risk profile and that of our HSBC North America affiliates under various stress scenarios. We are unable at this time, however, to determine the extent of changes HSBC Finance Corporation will need to make to its liquidity or capital position, if any, and what effect, if any, such changes will have on our results of operations or financial condition.

We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity.  As previously reported, HSBC Finance Corporation, and our indirect parent, HSBC North America, have entered into the Federal Reserve Servicing Consent Order with the Federal Reserve and our affiliate, HSBC Bank USA, N.A., entered into a similar consent order with the OCC following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. See “Executive Overview” in MD&A and Note 23, “Commitment and Contingent Liabilities,” in the accompanying consolidated financial statements for further discussion.

We expect the costs associated with the Servicing Consent Orders will result in significant increases in our operational expenses in future periods. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual of $195 million was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We have recorded an accrual of $157 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America liability that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning foreclosure and other mortgage servicing practices and we may see an increase in private litigation concerning these practices.

Beginning in late 2010, we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures where judgment had not yet been entered while we enhanced our foreclosure documentation and processes. We have resumed processing the majority of suspended foreclosure activities in 48 states where judgment had not yet been entered and anticipate resuming suspended foreclosure activities in all remaining states in the first quarter of 2012. While we have not yet begun initiating new foreclosure activities in any states, we anticipate initiating new

HSBC Finance Corporation

foreclosure activities in certain states during the first quarter of 2012. However, it will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented and it will take time to work through the backlog of loans that have not been referred to foreclosure in each state. We expect the number of REO properties added to inventory during 2012 will continue to be impacted by extended foreclosure timelines in all states as we continue to refine our foreclosure processes.

In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased. Also, in some areas, courts are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors when coupled with other mortgage lenders who also temporarily suspended foreclosure activities and have now resumed their foreclosure activities has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

We may not be able to continue to wind down our real estate secured and personal non-credit card receivable portfolios at the same rate as in recent years.  The real estate secured and personal non-credit card receivable portfolios of our Consumer Lending and Mortgage Services businesses are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above as well as an increase in late stage delinquency for real estate secured receivables during 2011 driven by our temporary suspension of foreclosure activities as discussed above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Although we modified fewer loans during 2011 as a result of tightened modification criteria, overall our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are also contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the real estate secured receivable portfolios of our run-off Consumer Lending and Mortgage Services businesses to decline to between 40 percent and 50 percent of the December 31, 2011 receivable levels over the next four to five years. Attrition will not be linear during this period. While in the near term charge-off related receivable run-off will likely continue to remain elevated due to the economic environment, run-off is beginning to slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

We intend to wind down these portfolios as quickly as practicable in a responsible and economically rational manner, considering market pricing as well as other factors. Furthermore, we may be called upon or required by HSBC North America to execute certain actions or strategies, including disposal of portfolios to address capital considerations. While we made substantial progress towards this goal in recent years, we may not be able to liquidate or dispose of these portfolios at the same level or pace as in recent years. As a result, our ability to continue to reduce our risk-weighted assets or reduce related expenses may be adversely affected depending on the ultimate pace or level at which these portfolios are liquidated.

Performance of modified loans in the current economic conditions may prove less predictable and result in higher losses.  In an effort to provide assistance to our customers who are experiencing financial difficulties in the current weak economy, in recent years we have agreed to modify the terms of a significant number of our loans. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for loan modifications in the previous three years was significantly higher than in our prior historical experience. Under the current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. In addition, further deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether loans have been reaged,

HSBC Finance Corporation

re-written or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that loss reserve estimates could change in either direction.

A significant rise in interest rates may significantly impact our net interest income which may adversely impact our financial results.  Both our Consumer Lending and Mortgage Services’ real estate secured receivable portfolios are expected to continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of loan modifications have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios has declined while the average life of our asset portfolios has extended. In the event interest rates rise significantly and we are not successful in fully mitigating such rise or otherwise changing the average lives of our liability and asset portfolios, net interest income, and consequently, net income or loss, would be negatively affected. A significant rise in interest rates could also result in slower repayment rates on performing loans. Additionally, with increased risks remaining on the balance sheet, we may be called upon by HSBC North America to execute certain actions or strategies to ensure HSBC North America meets its capital requirements.

Recently implemented federal, state and other similar international laws and regulations may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations, including changes in tax rates, affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending and credit card industries and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including how these products may be originated, the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, State Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This legislation is a sweeping overhaul of the financial regulatory system and includes many provisions specifically relevant to our businesses and the businesses of our affiliates. For a description of the law, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section of Item 1. Business. The law will have significant impact on the operations of financial institutions in the U.S., including HSBC Finance Corporation and our affiliates. We are unable at this time, however, to determine the full impact of the law due to the significant number of new rules and regulations that will be promulgated in order to implement the law.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which has broad authority to regulate providers of credit, payment and other consumer financial products and services. Although we are unable to predict what specific measures this new agency may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our consumer businesses, result in increased compliance costs and affect the profitability of such businesses. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of State Attorneys General to bring actions to enforce federal consumer protection legislation.

Similarly, regulators in the European Union (“EU”) and in the United Kingdom (“UK”) are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse directive, and measures to address systemic

HSBC Finance Corporation

risk. Furthermore, certain G-SIBs, including HSBC Holdings, will be subject to capital surcharges. It has not yet determined whether these G-SIB surcharges will apply to HSBC North America as a subsidiary of HSBC.

The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its business in the EU and, in particular, in the UK. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or UK legislation and regulation are difficult to predict and could adversely affect HSBC Finance Corporation’s operations.

Bankruptcy laws may be changed to allow mortgage “cram-downs,” or court-ordered modifications to our mortgage loans including the reduction of principal balances.  Under current bankruptcy laws, courts cannot order modifications of mortgage and home equity loans secured by primary residences. In response to the financial crisis, legislation has been proposed to allow mortgage loan “cram-downs,” or court-ordered modifications, which would empower courts to modify the terms of mortgage and home equity loans including a reduction in the principal amount to reflect lower underlying property values. This could result in writing down the balance of our mortgage and home equity loans to reflect their lower property values. In addition, home equity loans in a second lien position (i.e., behind a mortgage) could experience significantly higher losses to the extent they become unsecured as a result of a cram-down. The availability of principal reductions or other modifications to mortgage loan terms could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

We may incur additional costs and expenses relating to mortgage loan sale and securitization-related activities.  Prior to June 2007, a subsidiary of HSBC Finance originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers to facilitate whole loan securitizations sponsored or underwritten by several of our counterparties and their affiliates, including our affiliates, HSBC Bank USA and HSBC Securities (USA) Inc. In connection with these loan sale transactions, we made representations and warranties that the loans sold meet certain requirements. We have been, and may continue to be, required to repurchase loans and/or indemnify private investors for losses due to breaches of these representations and warranties. We maintain a reserve for potential repurchase liability exposure that, in accordance with applicable accounting principles, represents the amount of loss from this contingency that is both probable and can be reasonably estimated at this time. As of December 31, 2011, our estimate of this exposure and the related reserve were immaterial. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As our estimate of this exposure is influenced by factors outside our control, there is uncertainty inherent in this estimate and actual losses could be significantly higher than the amount reserved.

Participants in the U.S. mortgage securitization market have been the subject of lawsuits and governmental and regulatory investigations and inquiries, which have been directed at groups such as sponsors, underwriters, servicers, originators or trustees of mortgage securitizations, and at particular participants within these groups. We expect this level of focus to continue and potentially intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market. We do not currently maintain a reserve with respect to this potential liability.

Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2011, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $790 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability

HSBC Finance Corporation

valuations. See Note 18, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. In the ordinary course of business, HSBC Finance Corporation and our affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 23, “Commitments and Contingent Liabilities,” certain of which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, the environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking and other financial regulators, including the newly-formed CFPB, State Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm.

Management projections, estimates and judgments based on historical performance may not be indicative of our future performance.  Our management is required to use certain estimates in preparing our financial statements, including accounting estimates to determine loan loss reserves, reserves related to litigation, deferred tax assets and the fair market value of certain assets and liabilities. Certain asset and liability valuations and, in particular, loan loss reserve estimates are subject to management’s judgment and actual results are influenced by factors outside our control. Judgment remains a more significant factor in the estimation of inherent probable losses in our loan portfolios, including second lien loans with first lien mortgages that we do not own or service. To the extent historical averages of the progression of loans into stages of delinquency and the amount of loss realized upon charge-off are not predictive of future losses and management is unable to accurately evaluate the portfolio risk factors not fully reflected in historical models, unexpected additional losses could result.

We are required to establish a valuation allowance for deferred tax assets and record a charge to income or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 14, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.

Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and HSBC North America’s bank regulators, including the Federal Reserve Board, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.

HSBC Finance Corporation

Key employees may be difficult to retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our recent financial performance, reductions in variable compensation and other benefits and the expectation of continued weakness in the general economy could raise concerns about key employees’ future compensation and opportunities for promotion. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market, our ability to manage our business through any continued or future difficult economic environment and implement the strategic initiatives currently underway may be hindered or impaired.

Item 1B.    Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2011.

Item 2.    Properties.

Our operations are located throughout the United States with locations in Washington, D.C.; Brandon, Florida; Chesapeake, Virginia; Hanover, Maryland; Las Vegas, Nevada; Tigard, Oregon; Mettawa, Illinois; Schaumburg, Illinois; Vernon Hills, Illinois; Elmhurst, Illinois; Salinas, California; London, Kentucky; and Sioux Falls, South Dakota. Our principal executive offices are located in Mettawa, Illinois. A facility in Volo, Illinois, owned by our affiliate HTSU, provides data processing support for our operations.

As previously discussed, in August 2011 we agreed to sell our Card and Retail Services business to Capital One. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota; Tigard, Oregon; and Volo, Illinois will be transferred or sold to Capital One, although we may enter into site-sharing arrangements for certain of these locations for a period of time.

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

Item 3.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 23, “Commitments and Contingent Liabilities,” in the accompanying consolidated financial statements beginning on page 205 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable

HSBC Finance Corporation

Item 6.    Selected Financial Data.

In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, agreed to sell its Card and Retail Services business to Capital One Financial Corporation. In December 2010, we determined we could no longer offer Taxpayer Financial Services (“TFS”) loans in a safe and sound manner and that we would no longer offer these loans and related products going forward. In March 2010, we sold our auto finance receivables servicing operations and certain auto finance receivables to a third party and in August 2010, we sold the remainder of our auto finance receivable portfolio to that third party. In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company of our Canadian business (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our Card and Retail Services, TFS and Auto Finance businesses as well as our former U.K. and Canadian Operations are reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2011	2010	2009	2008	2007
	(in millions)
Statement of Income (Loss)
Net interest income	$1,776	$2,089	$2,526 (2)	$3,355	$4,122
Provision for credit losses	4,418 (1)	5,346	7,904 (2)	9,072	7,079
Other revenues excluding the change in value of fair value optioned debt and related derivatives	(725)	71	917	82	396
Change in value of fair value optioned debt and related derivatives	1,164	741	(2,125)	3,160	1,270
Operating expenses, excluding goodwill and other intangible asset impairment charges	1,531	1,458	1,924	2,556	3,106
Goodwill and other intangible asset impairment charges	-	-	274	328	4,201

Loss from continuing operations before income tax benefit	(3,734)	(3,903)	(8,784)	(5,359)	(8,598)
Income tax benefit	1,424	1,359	2,867	1,349	1,757

Loss from continuing operations	(2,310)	(2,544)	(5,917)	(4,010)	(6,841)
Income (loss) from discontinued operations, net of tax	902	628	(1,533)	1,227	1,935

Net loss	$(1,408)	$(1,916)	$(7,450)	$(2,783)	$(4,906)

As of December 31,	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data
Total assets	$52,653	$66,503	$78,216	$91,911	$111,459
Receivables:
Real estate secured(3)	$42,713	$49,336	$59,535	$71,667	$84,461
Private label	-	-	-	51	139
Personal non-credit card(3)	5,196	7,117	10,486	15,568	18,045
Commercial and other	27	33	50	93	144

Total receivables	$47,936	$56,486	$70,071	$87,379	$102,789

Credit loss reserves	$5,952 (1)	$5,512	$7,275 (2)	$9,781	$7,492
Real estate owned	299	962	592	885	1,008
Commercial paper and short-term borrowings	4,026	3,157	4,291	9,638	7,722
Due to affiliates	8,262	8,255	9,043	13,543	11,359
Long-term debt	39,790	54,404	68,862	80,471	105,838
Preferred stock	1,575	1,575	575	575	575
Common shareholder’s equity(4)	5,351	6,145	7,804	12,862	13,584

HSBC Finance Corporation

Year Ended December 31,	2011	2010	2009	2008	2007
Selected Financial Ratios
Return on average assets	(3.77)%	(3.37)%	(6.73)%	(3.07)%	(4.37)%
Return on average common shareholder’s equity	(38.83)	(36.93)	(54.29)	(30.23)	(41.39)
Net interest margin	2.90	2.62	2.33	2.54	2.80
Efficiency ratio	66.80	47.51	178.50	41.97	127.33
Consumer net charge-off ratio(5)	7.69	11.31	12.91	6.92	3.42
Consumer two-month-and-over contractual delinquency	17.93	15.85	15.46	15.04	8.74
Reserves as a percent of net charge-offs(1)(5)	149.6	77.5	69.9	149.4	203.5
Reserves as a percent of receivables(1) (5)	12.42	9.76	10.38	11.19	7.29
Reserves as a percent of nonperforming loans(1) (5)	86.6	80.0	91.1	96.8	109.5
Reserves as a percent of two-months-and-over contractual delinquency(1) (5)	69.3	61.6	67.2	74.2	83.5
Common and preferred equity to total assets	10.91	10.01	8.84	10.25	8.56
Tangible common equity to tangible assets(6)	7.12	7.31	7.58	6.66	6.09

(1)

During the third quarter of 2011, we adopted new accounting guidance related to troubled debt restructurings (“TDR Loans”) which resulted in an increase in our provision for credit losses during the third quarter of 2011. The total incremental loan loss provision recorded in the third quarter as a result of adopting the new accounting guidance for TDR Loans was $925 million. The various reserve ratios are not comparable to the historical periods as comparability has been impacted by the adoption of this new accounting guidance. See “Executive Overview” in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” (“MD&A”) as well as Note 6, “Receivables,” in the accompanying consolidated financial statements for additional discussion.

(2)

In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables. As a result of these changes, real estate secured receivables are written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent and personal non-credit card receivables are charged-off generally no later than the end of the month in which the account becomes 180 days contractually delinquent. These changes resulted in a reduction to net interest income of $351 million and an increase to our provision for credit losses of $1 million which collectively increased our loss before tax by $352 million and our net loss by $227 million in 2009. These changes also resulted in a significant reduction in our credit loss reserve levels. See Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for additional discussion.

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

(4)

In 2011, 2010, 2009, 2008 and 2007, we received capital contributions of $690 million, $200 million, $2.7 billion, $3.5 billion and $950 million, respectively, from HSBC Investments (North America) Inc. to support ongoing operations and to maintain capital at levels we believe are appropriate.

(5)

The net charge-off ratio for 2011, 2010 and 2009 and the various reserve ratios for 2009 are not comparable to the 2008 and 2007 historical periods as comparability has been impacted by the aforementioned charge-off policy changes implemented in December 2009 for real estate secured and personal non-credit card receivables. Charge-off for these receivables under the revised policy is recognized sooner for these products beginning in 2009 than during the historical periods. See “Credit Quality” in MD&A for discussion of these ratios and related trends.

(6)

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

We currently provide MasterCard(1), Visa(1), American Express(1) and Discover(1) credit cards as well as private label cards to customers in the United States. A portion of new credit card and all new private label receivable originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada. Historically, we also provided several other types of loan products in the United States including real estate secured, personal non-credit card and auto finance loans as well as tax refund anticipation loans and related products all of which we no longer originate. Upon completion of the proposed sale of our Card and Retail Services business as discussed below, substantially all of our remaining operations will be in run-off.

We generate cash to fund our businesses primarily by collecting receivable balances, selling certain credit card and all private label receivables to HSBC Bank USA on a daily basis, borrowing from HSBC affiliates and customers of HSBC, and issuing commercial paper, retail notes and long-term debt. We also receive capital contributions as necessary from HSBC which serve as an additional source of funding. We use the cash generated by these funding sources to fund our operations, service our debt obligations, originate new credit card and private label receivables and pay dividends to our preferred stockholders. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as discussed more fully below.

The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations” in the accompanying consolidated financial statements for further discussion of these operations.

Current Environment  Weak employment growth and sluggish consumer spending throughout much of 2011 have led to concerns about the prospects for the U.S. economy’s growth going forward. However, conditions began to show signs of improvement during the fourth quarter as employment growth began to accelerate, in part due to seasonal hiring, and consumer spending increased. These factors, along with other positive data from the manufacturing sector in the fourth quarter suggest that the economic recovery is gaining momentum once again after nearly stalling out earlier in the year. Serious threats to economic growth remain however, including continued pressure and uncertainty in the housing market and elevated unemployment levels. Federal Reserve policymakers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014. The financial markets became somewhat volatile once again in the second half of 2011, with stock market averages moving up and down sharply across the globe as heightened risk aversion gripped the markets. While marketplace liquidity continues to be available, the European sovereign debt crisis triggered by Greece and other countries as well as increased concerns regarding government spending, including the Federal budget deficit and the fear of a return to economic recession continued to impact the financial markets including interest rates and spreads. During 2011, we continued to see home prices decline in many markets as housing prices remain under pressure due to elevated foreclosure levels. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines in home prices may be necessary before substantial progress in reducing the inventory of homes occurs.

(1)	MasterCard is a registered trademark of MasterCard International Incorporated (d/b/a MasterCard Worldwide); Visa is a registered trademark of Visa, Inc.; American Express is a registered trademark of American Express Company and Discover is a registered trademark of Discover Financial Services.

HSBC Finance Corporation

While the economy continued to add jobs in 2011, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. Although consumer spending picked up during the fourth quarter, it was sluggish for most of 2011 as high food and gas prices and a weak labor market continued to influence consumer spending. In addition, while consumer confidence has improved in recent months after being below its 12-month average at September 30, 2011, it continues to be low based on historical standards. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 8.5 percent in December 2011. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment rates in 17 states are at or above the U.S. national average. High unemployment rates have generally been most pronounced in the markets which had previously experienced the highest appreciation in home values. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry.

Mortgage lending industry trends continued to be affected by the following in 2011:

>	Overall levels of delinquencies remain elevated;

>	While we ceased originating mortgage loans in early 2009, mortgage loan originations from 2006 through 2008 continue to perform worse than originations from prior periods;

>

Significant delays in foreclosure proceedings as a result of the broad horizontal review of industry foreclosure practices by the Federal Reserve Board (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”), culminating in the issuance of consent orders to many servicers;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last few years;

>	Levels of foreclosed properties and properties in the process of being foreclosed remain elevated which has contributed to a continued general decline in home prices during 2011;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders which impacts the ability of borrowers to refinance existing mortgage loans.

Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession which has been slow to date, consumer confidence, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis, and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality and increase the possibility of a return to recession. Weak consumer fundamentals including declines in wage income, wealth and a difficult job market continue to depress consumer confidence. Additionally, there is uncertainty as to the future course of monetary policy and uncertainty as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the mortgage reform and continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank”) as discussed below, will continue to impact our results through 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing, and in some instances, cessation of all foreclosure processing by numerous loan servicers, there has been a reduction in the number of properties being marketed following foreclosure which may increase demand for properties currently on the market resulting in a stabilization of home prices but could also result in a larger number of vacant properties in communities creating downward pressure on general property values. As a result, the short term impact of the foreclosure processing delay is highly uncertain. However, the longer term impact is even more uncertain as servicers begin to increase

HSBC Finance Corporation

foreclosure activities and market properties in large numbers which is likely to create a significant over-supply of housing inventory. This could lead to a significant increase in overall loss severity which would impact our provision for credit losses in future periods.

In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, courts are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors when coupled with other mortgage lenders who also temporarily suspended foreclosure activities and are beginning to resume their foreclosure activities has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

In addition to the heightened foreclosure scrutiny discussed above, we have also noticed increased scrutiny in consumer bankruptcy proceedings, particularly with respect to proving ownership of the promissory note. On December 1, 2011, a new bankruptcy rule became effective which requires much more documentation to be filed with proofs of claim filed in connection with debt secured by residential mortgages. The new rule also imposes new notice requirements around routine payment changes, such as escrow. We have met the requirements of this new law but expect this will result in an immaterial increase in compliance related expense in 2012.

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

2011 Regulatory Developments  As previously reported, HSBC Finance Corporation and our indirect parent, HSBC North America Holdings Inc. (“HSBC North America”), have entered into a consent cease and desist order with the Federal Reserve (the “Federal Reserve Servicing Consent Order”) and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (the “OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with the Federal Reserve and the OCC to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

The Servicing Consent Orders require an independent review of foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We are conducting the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan includes a staggered mailing to borrowers, which began on November 1, and industry media advertising, which began in January 2012. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will result in significant increases to our operating expenses in future periods.

HSBC Finance Corporation

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. The Federal Reserve has indicated in a press release that it believes monetary penalties are appropriate for the enforcement actions and that it plans to announce such penalties. We may also see an increase in private litigation concerning foreclosure and other mortgage servicing practices.

On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage services with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual of $195 million was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We have recorded an accrual of $157 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America liability that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning these practices.

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

Financial Regulatory Reform  On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law and is a sweeping overhaul of the financial regulatory system. The legislation will have a significant impact on the operations of many financial institutions in the U.S., including us and our affiliates. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time. For a more complete description of the law and implications to our business, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section in Item 1. Business.

2011 Events

•

In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly owned affiliates, agreed to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. The sale will include real estate and other assets and certain liabilities which will be sold at book value or in the case of real estate, appraised value at the date of closing. Based on balances at December 31, 2011, the total consideration would be approximately $12.7 billion, including a premium of $3.1 billion regardless of whether all our merchant relationships consent to transfer to Capital One. The consideration may be paid in cash or a combination of cash and common stock to a maximum of $750 million of common stock (to be priced at $39.23 per share) at the option of Capital One. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon will be sold or transferred to Capital One although we may enter into site-sharing arrangements for certain of these locations for a period of time. We will also transfer a data center located in Volo, Illinois. The majority of the employees in our Card and Retail

HSBC Finance Corporation

Services business will transfer to Capital One. As such, we anticipate severance costs or other restructuring charges as a result of this transaction will not be significant. Based on balances at December 31, 2011, as a result of this transaction we anticipate recording a gain of approximately $1.9 billion (after-tax) net of transaction costs which are not expected to exceed $70 million. However, the final amount recognized will be dependent upon the balances at the time of closing which is expected to occur in the second quarter of 2012. As a result of this transaction, our Card and Retail Services business, which was previously included in the Card and Retail Services segment, is now reported as discontinued operations. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion.

We do not anticipate that the proposed sale of our Card and Retail Services business will have a material impact on the recognition of our deferred tax assets. We are part of a consolidated group for filing federal and state income taxes. This consolidated group includes other U.S. affiliates which are profitable. Projected taxable profits arising from the proposed disposal are incorporated into the ongoing analysis of recoverability of our deferred tax assets and considered with all other relevant factors, including on-going tax planning strategies. While the profit on disposal will have a positive effect in providing support for the recognition of deferred tax assets, currently the recognition of deferred tax assets relies more heavily on future taxable profits generated as a result of tax planning strategies implemented in relation to capital support from HSBC and these strategies remain unaffected by the proposed sale.

•

Due to the impact of the marketplace conditions described above on the performance of our receivable portfolios, we have incurred significant losses in 2011, 2010 and 2009. If our forecasts hold true, we expect to continue to generate losses from continuing operations for the foreseeable future. We believe that the pending sale of our Card and Retail Services business in the second quarter of 2012, as well as other aspects of our 2012 funding strategy, including balance sheet attrition, cash generated from operations and other actions, will be sufficient to meet our funding requirements and maintain capital at levels we believe are prudent for the foreseeable future. However long-term, we will continue to remain dependent on capital infusions from HSBC and funding from HSBC and its affiliates as necessary to fully meet our longer-term funding requirements and maintain capital at levels we believe are prudent. HSBC has indicated it is fully committed and has the capacity to continue to provide such support. In 2011 and 2010, HSBC Investments (North America) Inc. (“HINO”) made capital contributions to us totaling $690 million and $200 million, respectively.

•

In our real estate secured receivable portfolio, dollars of two-months-and-over contractual delinquency decreased slightly as compared to December 31, 2010 as a significant increase in late stage delinquency reflecting the continuing impact of our temporary suspension of foreclosure activities was more than offset by a decrease in dollars of contractual delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and improving economic conditions. Credit quality in our personal non-credit card receivable portfolio improved during 2011 as dollars of two-months-and-over contractual delinquency decreased significantly as compared to December 31, 2010 reflecting the impact of lower receivable levels and improved credit quality. Dollars of net charge-offs for real estate secured and personal non-credit card receivables decreased during 2011 as a result of lower average receivable levels as well as the impact from lower average dollars of delinquency as compared to the prior year and lower levels of personal bankruptcy filings. See “Credit Quality” in this MD&A for additional discussion.

We anticipate delinquency and charge-off will continue to remain under pressure during 2012. While the U.S. economic environment continues to slowly improve, there remains uncertainty as to pace and magnitude of recovery from the recent economic recession which could impact our results.

•

During the third quarter of 2011 we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR Loan”). Under this new guidance, we have determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be

HSBC Finance Corporation

reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior modification or re-age since the first quarter of 2007, should be considered TDR Loans. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and resulted in the reporting of an additional $4.1 billion of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans for the first time at September 30, 2011 with credit loss reserves of $1.3 billion associated with these receivables. An incremental loan loss provision for these receivables of approximately $925 million was recorded during the third quarter of 2011 upon adoption. At December 31, 2011, $1.0 billion of first time early stage delinquency accounts which had been re-aged since January 1, 2011, were not reported as TDR Loans. See Note 6, “Receivables,” in the accompanying consolidated financial statements for further discussion. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate.

•

During the third quarter of 2011, as part of an ongoing review of our Insurance business, we decided to cease issuing new term life insurance in the United States effective January 2012. As the review of the Insurance business continues, other Insurance lines may be impacted. Regardless of future actions, HSBC will continue to provide insurance products to its customers.

Business Focus  The real estate secured and personal non-credit card receivable portfolios of our Consumer Lending and Mortgage Services businesses, which totaled $47.9 billion at December 31, 2011, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside of our control. In light of the current economic conditions and mortgage industry trends described above, as well as an increase in late stage delinquency for real estate secured receivables during 2011, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to these slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect the real estate secured receivable portfolios of our run-off Consumer Lending and Mortgage Services businesses to decline to between 40 percent and 50 percent of the December 31, 2011 receivable levels over the next four to five years. Attrition will not be linear during this period. While in the near term charge-off related receivable run-off will likely continue to remain elevated due to the economic environment, run-off is beginning to slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives.

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, or cost structure in support of HSBC’s strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. Cost reduction initiatives achieved to date include workforce reductions which have resulted in a reduction in total legal entity full-time equivalent employees of 14 percent since December 31, 2010. Workforce reductions are also occurring in certain shared services functions, other than compliance, which we expect will result in reductions to future allocated costs from these functions. This review will continue in 2012 and, as a result, we may incur restructuring charges in future periods, the amount of which will depend on any actions that are ultimately implemented.

Performance, Developments and Trends  We reported a net loss of $1.4 billion during 2011 compared to a net loss of $1.9 billion and $7.5 billion during 2010 and 2009, respectively.

HSBC Finance Corporation

As discussed above, in August 2011, we announced that we had entered into an agreement to sell our Card and Retail Services business and as a result, our Card and Retail Services business results are reported as discontinued operations for all periods presented. See Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further discussion. Loss from continuing operations was $2.3 billion during 2011 compared to losses from continuing operations of $2.5 billion and $5.9 billion during 2010 and 2009, respectively. We reported a loss from continuing operations before taxes of $3.7 billion during 2011 compared to losses from continuing operations before tax of $3.9 billion and $8.8 billion during 2010 and 2009, respectively. Our results in these periods were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option and in 2011 the adoption of new accounting guidance related to TDR Loans as discussed above. The following table summarizes the impact of these items on our income (loss) from continuing operations before income tax for all periods presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Loss from continuing operations before income tax, as reported	$(3,734)	$(3,903)	$(8,784)
(Gain) loss in value of fair value option debt and related derivatives	(1,164)	(741)	2,125
Incremental provision for credit losses recorded as a result of adopting new accounting guidance on TDR Loans in the third quarter of 2011	925	-	-
Goodwill and other intangible asset impairment charges	-	-	274

Loss from continuing operations before income tax, excluding above items(1)	$(3,973)	$(4,644)	$(6,385)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the collective impact of the items in the above table, our loss from continuing operations before tax during 2011 improved $671 million compared to 2010 reflecting a lower provision for credit losses, partially offset by lower net interest income, lower other revenues, driven by lower derivative related income, and higher operating expenses. The lower derivative related income reflects the impact of decreasing interest rates on the fair value of derivatives in our non-qualifying economic hedge portfolio. The impact of interest rates on our non-qualifying economic hedge portfolio resulted in losses of $1.1 billion during 2011 as compared to losses of $188 million during 2010. While these positions act as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they do not qualify as effective hedges under generally accepted accounting principles.

Net interest income decreased during 2011 reflecting lower average receivables as a result of receivable liquidation and lower overall receivable yields driven by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Lower overall receivable yields were partially offset by lower levels of nonaccrual receivables. These decreases were partially offset by an increase in our estimate of interest receivable relating to income tax receivables which totaled $117 million during 2011 due to a pending resolution of an issue with the Internal Revenue Service Appeals’ Office compared to tax-related interest income of $6 million during 2010, which is recorded as a component of finance and other interest income as well as lower interest expense due to lower average borrowings and lower average rates.

Net interest margin was 2.90 percent in 2011 and 2.62 percent in 2010. Net interest margin was positively impacted, particularly in 2011, by the estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of this item in both periods, net interest margin remained higher during 2011 reflecting a lower cost of funds as a percentage of interest earning assets, partially offset by lower overall receivable yield as discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Other revenues in both 2011 and 2010 were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain on debt designated at fair value and related derivatives from both periods,

HSBC Finance Corporation

other revenues declined significantly during 2011 primarily due to lower derivative related income as discussed above as well as lower insurance revenue, partially offset by higher investment income. Lower insurance revenue reflects a decrease in the number of credit insurance policies in force since March 31, 2009 primarily due to the run-off of our Consumer Lending portfolio. Investment income increased due to higher gains on sales of securities, partially offset by lower average balances and lower yields on money market funds. See “Results of Operations” for a more detailed discussion of other revenues.

As discussed above, our provision for credit losses during 2011 included approximately $766 million for real estate secured receivables and approximately $159 million for personal non-credit card receivables recorded in the third quarter of 2011 related to the adoption of new accounting guidance related to TDR Loans. This new accounting guidance has and will continue to impact our provision for credit losses in periods post-adoption, including the fourth quarter of 2011, as loans which otherwise would not have qualified for such reporting in the past will now meet the criteria under the new accounting guidance in future periods to be reported and reserved for as TDR Loans. Therefore, the provision for credit losses is not comparable to prior reporting periods. See Note 6, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and the related impacts. Excluding the impact of the adoption of the new Accounting Standards Update during the third quarter of 2011, our overall provision for credit losses decreased significantly during 2011 as discussed below.

•

The provision for credit losses for real estate secured loans in our Consumer Lending and Mortgage Services business decreased $260 million and $436 million, respectively, during 2011. The decrease reflects lower balances outstanding as the portfolios continue to liquidate and lower charge-off levels. These decreases were partially offset by higher expected losses on TDR Loans. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as discussed above.

•

The provision for credit losses for our personal non-credit card receivables decreased $1.2 billion during 2011 reflecting lower receivable, delinquency and charge-off levels as well as improved credit quality.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During 2011, we increased our credit loss reserves as the provision for credit losses was $440 million higher than net charge-offs. Excluding the impact of adopting new accounting guidance on TDR Loans as previously discussed, the provision for credit losses was $485 million lower than net charge-offs reflecting lower receivable levels, lower overall delinquency levels and improvements in economic conditions. See “Credit Quality” for further discussion of credit loss reserves.

Credit loss reserve levels for real estate secured receivables at our Mortgage Services and Consumer Lending businesses can be further analyzed as follows:

	Real Estate Secured Receivables
	Consumer Lending		Mortgage Services
Year Ended December 31,	2011	2010	2011	2010
	(in millions)
Credit loss reserves at beginning of period	$2,409	$3,047	$1,781	$2,385
Provision for credit losses(1)	2,675	2,339	1,309	1,575
Charge-offs	(1,975)	(3,038)	(1,380)	(2,230)
Recoveries	55	61	40	51

Credit loss reserves at end of period	$3,164	$2,409	$1,750	$1,781

(1)

During 2011, the provision for credit losses for our Consumer Lending real estate secured receivables included $596 million related to the adoption of new accounting guidance for TDR Loans. During 2011, provision for credit losses for our Mortgage Services real estate secured receivables included $170 million related to the adoption of new accounting guidance for TDR Loans.

HSBC Finance Corporation

A significant portion of our receivable portfolio is considered to be TDR Loans which are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans. Additionally, a significant portion of real estate secured receivables in our portfolio is carried at the lower of amortized cost or fair value less cost to sell. The following table summarizes these receivables in comparison to our entire receivable portfolio:

At December 31,	2011	2010
	(in millions)
Total receivable portfolio	$47,936	$56,486

Real estate secured receivables carried at fair value less cost to sell	$5,937	$5,095
TDR Loans:
Real estate secured(1)	11,717	7,875
Personal non-credit card	1,341	704

TDR Loans	13,058	8,579

Receivables carried at either fair value less cost to sell or reserved for using a discounted cash flow methodology	$18,995	$13,674

Real estate secured receivables carried at either fair value less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	41.33%	26.29%

Receivables carried at either fair value less cost to sell or reserved for using a discounted cash flow methodology as a percentage of total receivables	39.63%	24.21%

(1)	Excludes TDR Loans which are recorded at fair value less cost to sell and included separately in the table.

Total operating expenses for continuing operations increased $73 million, or 5 percent, during 2011 driven by an expense accrual related to mortgage servicing matters of $157 million, an increase in legal reserves of $150 million reflecting increased exposure estimates on litigation and a $58 million increase in compliance related costs associated principally with our foreclosure remediation efforts, partially offset by lower salary and employee benefits and lower real estate owned (“REO”) expenses. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (38.1) percent in 2011 and (34.8) percent in 2010. The effective tax rate for 2011 was impacted by a release of valuation allowance previously established on foreign tax credits. HSBC North America implemented an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. The effective tax rate for 2011 was also impacted by the non-deductible portion of the accrual related to mortgage servicing matters, an increase in the valuation allowance on state deferred taxes, an increase in uncertain tax positions and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. See Note 14, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

2010 as compared to 2009  Our 2010 and 2009 results were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option. Excluding the collective impact of this item in both periods, our results improved to a loss of $4.6 billion in 2010 as compared to a loss of $6.4 billion in 2009 driven by significantly lower provision for credit losses and lower operating expenses, partially offset by lower net interest income and lower other revenues including lower derivative related income. The lower derivative related income in 2010 reflects the impact of decreasing interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio which resulted in losses of $188 million during 2010 as compared to a gain of $487 million during 2009.

Net interest income decreased during 2010 primarily due to lower average receivables as a result of receivable liquidation, partially offset by higher overall receivable yields and lower interest expense. During 2010, we experienced higher yields for both real estate secured and personal non-credit card receivables as a result of

HSBC Finance Corporation

lower levels of nonperforming receivables, including reduced levels of nonperforming modified real estate secured receivables, due to charge-off and declines in new modification volumes. Higher yields in our real estate secured receivable portfolio were partially offset by the impact of an increase in the expected lives of receivables in payment incentive programs since December 2009. As receivable yields vary between receivable products, overall receivable yields were negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables ran-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income during 2010 was partially offset by higher net interest income on our non-insurance investment portfolio reflecting higher levels of investments held and slightly higher yields. These decreases in interest income were partially offset by lower interest expense due to lower average borrowings and lower average rates.

Net interest margin was 2.62 percent in 2010 and 2.33 percent in 2009. Net interest margin in 2010 increased due to lower cost of funds as a percentage of average interest-earning assets as well as higher overall yields on our receivable portfolio. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Other revenues during 2010 were impacted by changes in the value of debt designated at fair value and related derivatives. Excluding the gain (loss) on debt designated at fair value and related derivatives, other revenues decreased during 2010 primarily driven by significantly lower derivative-related income as discussed above, lower servicing and other fees from HSBC affiliates and lower insurance revenues. Lower servicing and other fees from HSBC affiliates reflects lower levels of receivables being serviced. Lower insurance revenue reflects a decrease in the number of credit insurance policies in force since March 31, 2009 primarily due to the run-off of our Consumer Lending portfolio. See “Results of Operations” for a more detailed discussion of other revenues.

Our provision for credit losses decreased significantly during 2010 as discussed below.

•

The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased $658 million and $342 million, respectively, during 2010. The decrease reflects lower receivable levels as the portfolios continued to liquidate, lower delinquency levels, improved loss severities and improvements in economic conditions since 2009. The decrease also reflects lower loss estimates on TDR Loans, partially offset by the impact of continued high unemployment levels, lower receivable prepayments, higher loss estimates on recently modified loans and for real estate secured receivables in our Consumer Lending business, portfolio seasoning. Improvements in loss severities reflect an increase in the number of properties for which we accepted a deed to the property in lieu of payment (also referred to as “deed-in-lieu”) which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels.

•

The provision for credit losses for our personal non-credit card receivables decreased $1.6 billion reflecting lower receivable levels, lower delinquency levels and improvements in economic conditions since 2009, partially offset by higher reserve requirements on TDR Loans.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

In 2010, we decreased our credit loss reserves as the provision for credit losses was $1.8 billion less than net charge-offs. Lower credit loss reserve levels reflect lower receivable levels, improved economic and credit conditions since 2009 including lower delinquency levels and overall improvements in loss severities on real estate secured receivables as discussed above.

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

HSBC Finance Corporation

•

Goodwill impairment charges of $260 million during 2009 related to our Insurance Services businesses. Additionally, during 2009 impairment charges of $14 million during the first quarter of 2009 relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business.

Excluding these items in 2009, total operating expenses decreased $315 million, or 18 percent during 2010 primarily due to lower salary expense reflecting reduced headcount reflecting the further reduced scope of our business operations since March 2009 and continued entity-wide initiatives to reduce costs as well as lower occupancy and equipment expenses and lower support services from HSBC affiliates. These decreases were partially offset by higher real estate owned (“REO”) expenses and higher legal costs. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (34.8) percent in 2010 and (32.6) percent in 2009. The effective tax rate for continuing operations in 2010 was primarily impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates and amortization of purchase accounting adjustments on leveraged leases that matured in December 2010.

Performance Ratios  Our efficiency ratio from continuing operations was 66.80 percent in 2011 compared to 47.51 percent in 2010 and 178.50 percent in 2009. Our efficiency ratio from continuing operations during all periods was impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option accounting. Additionally, the efficiency ratio in 2009 was also impacted by goodwill and intangible asset impairment charges and the Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly in 2011 reflecting lower other revenues driven by lower derivative related income and lower net interest income driven by portfolio liquidation while operating expenses increased as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated during 2010 reflecting significantly lower net interest income and other revenues driven by receivable portfolio liquidation and lower derivative-related income which outpaced the decrease in operating expenses.

Our return on average common shareholder’s equity (“ROE”) was (38.83) percent in 2011 compared to (36.93) percent in 2010 and (54.29) percent in 2009. Our return on average assets (“ROA”) was (3.77) percent in 2011 compared to (3.37) percent in 2010 and (6.73) percent in 2009. ROE and ROA in all periods were significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting. During 2011, ROA and ROE were also impacted by the adoption of new accounting guidance related to TDR Loans as previously discussed. During 2009, ROA and ROE were impacted by goodwill and intangible asset impairment charges and the Consumer Lending closure costs as discussed above. Excluding these items, ROE during 2011 improved 249 basis points reflecting a lower loss from continuing operations driven by lower provision for credit losses. Excluding these items, ROA during 2011 was essentially flat as the rate of improvement in loss from continuing operations as discussed above was at the same pace as the decrease in average assets. Excluding these same items discussed above, ROE deteriorated 531 basis points in 2010 and ROA improved 75 basis points in 2010. The deterioration in ROE during 2010 was driven by lower average shareholders’ equity which outpaced the change in our loss from continuing operations. The improvement in ROA in 2010 was driven by the change in our loss from continuing operations which outpaced the decrease in average assets.

Receivables  Receivables decreased to $47.9 billion at December 31, 2011, a 15 percent decrease from December 31, 2010, as a result of the continued liquidation of our real estate secured and personal non-credit card receivable portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality  Dollars of two-month-and-over contractual delinquency for continuing operations decreased for both real estate secured and personal non-credit card receivables as compared to December 31, 2010. In our real

HSBC Finance Corporation

estate secured receivable portfolio, dollars of two-months-and-over contractual delinquency decreased modestly as compared to December 31, 2010 as a significant increase in late stage delinquency driven by our earlier decision to temporarily suspend foreclosure activities was offset by a decrease in dollars of contractual delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the impact of improvements in economic conditions. Dollars of delinquency decreased in our personal non-credit card portfolio reflecting the impact of lower receivable levels and improved credit quality. Dollars of two-months-and-over contractual delinquency as a percentage of receivables and receivables held for sale (“delinquency ratio”) increased as compared to December 31, 2010 as the decrease in receivable levels outpaced the decrease in dollars of delinquency during the year driven by the continuing impact of our temporary suspension of foreclosure activities. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratio.

Overall dollars of net charge-offs decreased significantly during 2011 as all receivable portfolios were positively impacted by the lower average dollars of delinquency as compared to the prior year and, for personal non-credit card receivables, lower levels of personal bankruptcy filings. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. Net charge-off of consumer receivables as a percentage of average consumer receivables (the “net charge-off ratio”) for full year 2011 decreased as compared to full year 2010 reflecting lower dollars of net charge-offs as discussed above which outpaced the decrease in average receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratio.

Performance of our Discontinued Card and Retail Services Business  The financial information set forth below summarizes selected financial highlights of our discontinued Card and Retail Services business for the years ended December 31, 2011, 2010 and 2009.

Year Ended December 31,	2011	2010	2009
	(dollars are in millions)
Finance and other interest income	$1,948	$2,214	$2,748
Interest expense	94	117	217

Net interest income	1,854	2,097	2,531
Provision for credit losses(1)	424	834	1,746

Net interest income after provision for credit losses	1,430	1,263	785
Fee income and enhancement services revenue	690	572	1,109
Gain on bulk sale of receivables to HSBC Bank USA	-	-	50
Gain on receivable sales with affiliates	567	540	468
Servicing and other fees from HSBC affiliates	599	629	637
Other income	19	14	(344)

Total other revenues	1,875	1,755	1,920
Salaries and employee benefits	282	336	457
Other marketing expenses	272	308	166
Other servicing and administrative expenses	450	422	617
Support services from affiliates	846	817	608
Amortization of intangibles	91	138	138
Goodwill impairment charges	-	-	2,034

Total operating expenses	1,941	2,021	4,020

Income from discontinued operations before income tax	$1,364	$997	$(1,315)

Net interest margin	20.15%	20.10%	19.17%
Efficiency ratio	52.05	52.47	90.32

HSBC Finance Corporation

As of December 31,	2011	2010
	(dollars are in millions)
Credit card receivables(2)	$9,001	$9,897

(1)

For periods following the transfer of the receivables to held for sale, the receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value and we no longer record provisions for credit losses, including charge-offs, for these receivables.

(2)

At December 31, 2011, credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value, as they are held for sale to Capital One as discussed above. At December 31, 2010, credit card receivables were carried at amortized cost and as such are not directly comparable to the current period balances.

In our credit card business, although on an active account basis purchase volumes were higher than the prior year, we saw continued declines in our credit card receivable balances due to increased receivable run-off in the segments of our credit card receivable portfolio for which we no longer originate new accounts partially offset by increases in receivables associated with new account activity. Credit quality remains improved compared to the prior year as delinquency and charge-off levels have declined as the impact of continued high unemployment rates has not been as severe as originally expected due in part to improved customer payment behavior which has resulted in continued improvements in delinquency levels. While implementation of changes required by the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) continued to result in reductions to revenue, the impact has been mitigated by improved credit quality for our credit card business during 2011 as compared to the prior year. As discussed more fully above, in August 2011 we announced that we had entered into an agreement to sell our credit card business to Capital One.

2011 as compared to 2010  Income from our discontinued Card and Retail Services business improved during 2011 as compared to 2010 primarily due to lower provision for credit losses, lower operating expenses and higher other revenues, partially offset by lower net interest income.

Lower net interest income in 2011 reflects the impact of lower average receivables as discussed more fully below and a slightly lower yield on credit card receivables, partially offset by lower interest expense. The lower yields on our credit card receivables reflect the impacts of the CARD Act including periodic re-evaluations of rate increase and restrictions on repricing of delinquent accounts, partially offset by improved credit quality as compared to the prior year. Net interest margin for our Card and Retail Services business increased slightly in 2011 as a result of a lower cost of funds as a percentage of average interest earning assets, partially offset by lower receivable yields as discussed above.

The provision for credit losses for our credit card receivable portfolio decreased during 2011. Provision for credit losses in 2011 was impacted by our announcement in August 2011 to sell our credit card operations to Capital One as discussed above. As these receivables are now included as part of the disposal group held for sale, which is carried at the lower of amortized cost or fair value, we no longer record provisions for credit losses on these receivables following the transfer to held for sale during the third quarter of 2011. The decrease also reflects lower receivable levels as a result of receivable run-off. Additionally, the decrease reflects improvement in the underlying credit quality of the portfolio including improvements in early stage delinquency roll rates and lower delinquency and charge-off levels as customer payment rates have continued to be strong during 2011.

Other revenues for our discontinued Card and Retail Services business increased during 2011 reflecting lower fee charge-offs driven by improved credit quality, improved roll rates and lower fees billed. Additionally, overlimit fees, which significantly decreased since the implementation of certain provisions of the CARD Act which required customers to opt-in for such overlimit fees, began to increase during the second quarter of 2011 and continued through the remainder of 2011 as more customers have opted-in.

Operating expenses decreased during 2011 due to lower third party collection costs as credit card loan balances have decreased and credit quality has improved, lower salaries and employee benefits due to the impact of entity-wide initiatives to reduce costs, lower marketing expenses and lower intangible amortization as amortization ceased following the transfer to held for sale. These decreases were partially offset by an impairment of certain previously capitalized software development costs of $40 million and higher legal expense.

HSBC Finance Corporation

2010 as compared to 2009  Income from our discontinued Card and Retail Services business in 2009 was significantly impacted by goodwill impairment charges of $2.0 billion as discussed more fully below. Excluding the goodwill impairment charges from 2009 results, income from our discontinued Card and Retail Services business remained higher during 2010 as compared to 2009 driven by lower provision for credit losses, partially offset by lower other revenues, lower net interest income and higher operating expenses.

Lower net interest income in 2010 reflects the impact of lower average receivables as a result of receivable liquidation, risk mitigation efforts and an increased focus and ability by consumers to reduce outstanding credit card debt, partially offset by higher receivable yields and lower interest expense. The higher credit card receivable yields reflect the impact of improved credit quality during 2010, partially offset by the implementation of certain provision of the Card Act, including restrictions impacting repricing of delinquent accounts and periodic re-evaluation of rate increases. Net interest margin for our Card and Retail Services business increased in 2010 as a result of the higher yields as discussed above.

The provision for credit losses for our credit card receivable portfolio decreased during 2010 due to lower receivable levels as a result of actions taken beginning in the fourth quarter of 2007 to manage risk as well as an increased focus and ability by consumers to reduce outstanding credit card debt. The decrease also reflects improvement in the underlying credit quality of the portfolio including continuing improvements in early stage delinquency roll rates and lower delinquency levels as customer payment rates were strong throughout 2010. The impact on credit card receivable losses from the economic environment, including high unemployment levels, was not as severe as originally expected due in part to improved customer payment behavior.

Other revenues for our discontinued Card and Retail Services business decreased during 2010 reflecting lower fee income and lower enhancement services revenues, partially offset by higher gains on receivable sales to HSBC affiliates and lower of amortized cost or fair value adjustments on receivables held for sale in the prior year. Fee income decreased in 2010 due to lower late and overlimit fees due to lower volumes and lower delinquency levels, changes in customer behavior and impacts from changes required by the Card Act. The Card Act resulted in significant decreases in late fees due to limits on fees that can be assessed and overlimit fees as customers must now opt-in for such overlimit fees as well as restrictions on fees charged to process on-line and telephone payments. Enhancement services revenues decreased in 2010 as a result of lower new origination volumes and lower receivable levels. Higher gains on receivable sales to HSBC affiliates reflects higher overall premiums partially offset by lower overall origination volumes. Gain on receivable sales to HSBC affiliates in 2009 also included a gain on the bulk sale of the General Motors and Union Privilege receivable portfolios to HSBC Bank USA which resulted in a gain of $50 million. There was no similar transaction in 2010. The decrease in lower of amortized cost or fair value adjustments on receivables held for sale in 2010 reflects lower levels of receivables held for sale during 2010 as the majority of the credit card receivables held for sale were sold to HSBC Bank USA in January 2009 as previously discussed.

Operating expenses in 2009 were significantly impacted by a goodwill impairment charge of $2.0 billion as a result of the continuing deterioration of economic conditions. This goodwill impairment charge reflects the remainder of the goodwill allocated to our Card and Retail Services business. Excluding the impact of this goodwill impairment charge in 2009, operating expenses in 2010 increased due to higher support services from affiliates and higher marketing expenses, partially offset by lower salaries and employee benefits and lower servicing and administrative expenses due to entity-wide initiatives to reduce costs. The increase in support services from affiliates during 2010 reflects an increase in services provided to us by HSBC affiliates located outside of the United States which provides operational support, including among other areas, customer service, systems, collection and accounting functions. Marketing expenses increased during 2010 as we increased direct marketing mailings and new customer account originations for portions of our non-prime credit card receivable portfolio based on recent performance trends in the portfolios as well as increased compliance mailings in the second quarter of 2010 related to the implementation of the Card Act. Lower salaries and employee benefits reflect the increase in services provided by HSBC affiliates located outside of the United States as discussed above as well as other entity-wide initiatives to reduce costs.

HSBC Finance Corporation

Receivables  Credit card receivables totaled $9.0 billion at December 31, 2011 compared to $9.9 billion at December 31, 2010. At December 31, 2011, credit card receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value. At December 31, 2010, credit card receivables were carried at amortized cost and as such, are not directly comparable to the current period balances. When viewed on a comparable basis, credit card receivables remained lower as compared to December 31, 2010 reflecting continued receivable run-off largely in the segments of our credit card receivable portfolio for which we no longer originate new accounts, partially offset by increases in receivables associated with new account activity.

Funding and Capital  During 2011, HINO made two capital contributions to us totaling $690 million to support ongoing operations and to maintain capital above the minimum levels we believe are necessary to support our operations. As we continue to liquidate our Consumer Lending and Mortgage Services receivable portfolios, HSBC’s continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

During 2011, we retired $13.4 billion of term debt as it matured or was redeemed. The maturing and redeemed debt cash requirements were met through planned balance sheet attrition, cash generated from operations, asset sales, capital contributions from HSBC, and issuance of cost effective retail debt. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our Consumer Lending and Mortgage Services receivable portfolios coupled with the planned sale of our Card and Retail Services business during the second quarter of 2012 as discussed above will be the primary driver of our liquidity during 2012. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt over the next four to five years. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans or through direct HSBC support. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.

In the current market environment, market pricing continues to value the cash flows associated with our Consumer Lending and Mortgage Services receivable portfolios at amounts which are lower than what we believe will ultimately be realized. Therefore, we have determined that we have the positive intent and ability to hold these receivables for the foreseeable future and, as such, have classified our Consumer Lending and Mortgage Services receivable portfolios as held for investment purposes. However, should market pricing improve in the future or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of a portion of these portfolios into receivables held for sale.

The tangible common equity to tangible assets ratio was 7.12 percent and 7.31 percent at December 31, 2011 and 2010, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

As discussed in previous filings, HSBC North America is required to implement Basel II provisions in accordance with current regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will impact the overall HSBC North America regulatory capital requirement. Adoption of Basel II requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align HSBC North America with the Basel II final rule requirements. It is uncertain when HSBC North America will receive approval to adopt Basel II from the Federal Reserve Board, its primary regulator. HSBC North America has integrated Basel II metrics into its management reporting and decision making processes. As a result of Dodd-Frank, a banking organization that has formally implemented Basel II must calculate its capital requirements under Basel I and Basel II, compare the two results, and then use the lower of such ratios for purposes of determining compliance with its minimum Tier 1 capital and total risk-based capital requirements.

HSBC Finance Corporation

Future Prospects  While the sale of our Card and Retail Services business in 2012 will be the primary source of funding for our operations during 2012, in the longer term we will continue to be dependent on balance sheet attrition, capital contributions from our parent and affiliate funding to meet our funding requirements. In the event we were unable to complete the sale of our Card and Retail Services business to Capital One in the second quarter of 2012 or the closing of the transaction was delayed, our 2012 funding would rely more heavily on additional secured funding, other asset sales and affiliate support.

Numerous factors, both internal and external, may impact funding strategy. These factors may include our affiliate’s debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.

Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Because our Consumer Lending and Mortgage Services businesses have historically lent to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, overall our customers are more susceptible to economic slowdowns than other consumers. When unemployment increases or changes in the rate of home value appreciation or depreciation occur, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers on variable rate loans and the rates that we must pay on our borrowings. In 2011, the interest rates that we paid on our short-term debt decreased. During 2011, we experienced lower overall yields on our receivable portfolio primarily due to a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. See “Results of Operations” in this MD&A for additional discussion on receivable yields. The primary risks to our performance in 2012 are largely dependent upon macro-economic conditions which include a weak housing market, high unemployment rates, the pace and extent of the economic recovery, the performance of modified loans, consumer spending and consumer confidence, all of which could impact loan volume, delinquencies, charge-offs, net interest income and ultimately our results of operations.

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

Year Ended December 31,	2011	2010	2009
	(in millions)
Net loss – U.S. GAAP basis	$(1,408)	$(1,916)	$(7,450)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(8)	(16)	2
Intangible assets	21	35	43
Loan origination cost deferrals	4	17	76
Loan impairment	(36)	(95)	199
Loans previously held for sale	(18)	(51)	(98)
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	(194)	-	-
Interest recognition	1	2	(1)
Other-than-temporary impairments on available-for-sale securities	-	3	2
Securities	10	17	(63)
Present value of long term insurance contracts	(53)	7	54
Pension and other postretirement benefit costs	35	55	32
Litigation accrual	56	-	-
Extinguishment of debt	-	22	-
Loss on sale of auto finance receivables and other related assets	-	(47)	-
Goodwill and other intangible asset impairment charges	-	-	(615)
Other	(34)	22	(67)

Net loss – IFRSs basis	(1,624)	(1,945)	(7,886)
Tax benefit – IFRSs basis	1,080	1,085	2,443

Loss before tax – IFRSs basis	$(2,704)	$(3,030)	$(10,329)

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

Intangible assets – Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the intangibles created as a result of our acquisition by HSBC were reflected in goodwill for IFRSs. As a result, amortization of intangible assets is lower under IFRSs.

Loan origination costs deferrals – Under IFRSs, loan origination cost deferrals are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as

HSBC Finance Corporation

part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis. As a result, in years with lower levels of receivable originations, net income is lower under U.S. GAAP as the higher costs deferred in prior periods are amortized into income without the benefit of similar levels of cost deferrals for current period originations.

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

Under IFRSs, impairment on the residential mortgage loans where we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. HSBC’s accounting policy under IFRSs is to remove such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans generally remain impaired for the remainder of their lives under U.S. GAAP.

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

Certain receivables that were previously classified as held for sale under U.S. GAAP were transferred to held for investment during 2009 as at that time we intended to hold these receivables for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value (“LOCOM”) adjustments while classified as held for sale and were transferred to held for investment at LOCOM. Since these receivables were not classified as held for sale under IFRSs during 2008, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges were recorded under IFRSs which were essentially included as a component of the lower of amortized cost or fair value adjustments under U.S. GAAP.

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

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that

HSBC Finance Corporation

are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received. During 2011, for IFRSs there was approximately $185 million of cumulative effective interest rate adjustments recognized to correct prior period errors.

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

During 2011, we updated the assumptions used to calculate the PVIF asset. This resulted in a net decrease of $53 million in the PVIF asset on an IFRS basis. The decrease in the asset was recognized in other income. The decrease is primarily due to the increased mortality and policy expenses related to life insurance contracts and increased longevity in the annuity book.

Pension and other postretirement benefit costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) During the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52 million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain will be recorded at the time of the transaction. Additionally, in the fourth quarter of 2011 an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension cost over the remaining life expectancy of the participants.

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

HSBC Finance Corporation

Litigation accrual – A litigation accrual was recorded at year end for U.S. GAAP related to a potential settlement of a legal matter where the loss criteria have been met and an accrual can be estimated. Under IFRSs, apart from the likelihood of a potential settlement, it was determined that a present obligation did not exist at December 31, 2011 and therefore a liability was not recognized. In addition, under limited circumstances, the amount of litigation provision may be different between U.S. GAAP and IFRSs when the criteria have been met to recognize an accrual.

Extinguishment of debt – During the fourth quarter of 2010, we exchanged $1.8 billion in senior debt for $1.9 billion in new fixed rate subordinated debt. Under IFRSs, the population of debt exchanged which qualified for extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under IFRSs compared to a small loss under U.S. GAAP.

Loss on sale of auto finance receivables and other related assets – The differences in the loss on sale of the auto finance receivables between IFRSs and U.S. GAAP primarily reflects the differences in loan impairment provisioning between IFRSs and U.S. GAAP as discussed above. These differences resulted in a higher loss under IFRSs, as future recoveries are accrued for on a discounted basis.

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

Other – There are other differences between IFRSs and U.S. GAAP including purchase accounting, other miscellaneous items and, in 2011, mortgage servicing related matters.

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

The significant accounting policies used in the preparation of our financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position or our results of operations. We base and establish our accounting estimates on historical experience, observable market data, inputs derived from or corroborated by observable market data by correlation or other means, and on various other assumptions including those based on unobservable inputs that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. In addition, to the extent we use certain modeling techniques to assist us in measuring the fair value of a particular asset or liability, we strive to use such techniques which are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.

We believe that of the significant accounting policies used in the preparation of our consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and

HSBC Finance Corporation

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

Because our loss reserve estimates involve judgment and are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible such estimates could change. Our estimate of probable net credit losses is inherently uncertain because it is highly sensitive to changes in economic conditions, which influence growth, portfolio seasoning, bankruptcy trends, trends in housing markets, the ability of customers to refinance their adjustable rate mortgages, the performance of modified loans, unemployment levels, delinquency rates and the flow of loans through the various stages of delinquency, the realizable value of any collateral and actual loss exposure. Changes in such estimates could significantly impact our credit loss reserves and our provision for credit losses. For example, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $595 million in our credit loss reserves for receivables at December 31, 2011. The reserve for credit losses is a critical accounting estimate for our Consumer segment.

We estimate probable losses for certain consumer receivables which do not qualify as a troubled debt restructuring using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rates statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, that will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, economic

HSBC Finance Corporation

conditions such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters. Another portfolio risk factor we consider is the credit performance of certain second lien loans following more delinquent first lien loans which we own or service. Once we determine that such a second lien loan is likely to progress to charge-off, the loss severity assumed in establishing our credit loss reserves is close to 100 percent. Approximately 3 percent of our second lien mortgages where the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a troubled debt restructure or already recorded at fair value less cost to sell.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products and for certain products their vintages, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves as a percentage of nonperforming loans, reserves as a percentage of net charge-offs and reserves as a percentage of two-months-and-over contractual delinquency in developing our loss reserve estimate. In addition to the above procedures for the establishment of our credit loss reserves, our Risk and Finance Departments independently assess and approve the adequacy of our loss reserve levels.

Reserves against loans modified in troubled debt restructurings are determined primarily by an analysis of discounted expected cash flows and may be based on independent valuations of the underlying loan collateral, where appropriate.

For more information about our charge-off and customer account management policies and practices, see “Credit Quality – Delinquency and Charge-off Policies and Practices,” and “Credit Quality – Customer Account Management Policies and Practices,” in this MD&A and Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements.

Goodwill and Intangible Assets  Goodwill and intangible assets with indefinite lives are not subject to amortization. Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets and goodwill recorded on our balance sheet are reviewed annually on July 1 for impairment using discounted cash flows, but impairment may also be reviewed at other interim dates if circumstances indicate that the carrying amount may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment due to their impact on expected future cash flows. In addition, shorter-term changes may impact the discount rate applied to such cash flows based on changes in investor requirements or market uncertainties.

The impairment testing of our intangibles has historically been a critical accounting estimate due to the level of intangible assets recorded and the significant judgment required in the use of discounted cash flow models to determine fair value. For certain prior periods presented, the impairment testing of our goodwill has been a critical accounting estimate due to the level of goodwill recorded and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management’s judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the risk adjusted cost of capital used to discount future cash flows. The risk adjusted cost of capital is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of that used by market participants, which involves management judgment. Because our fair value estimate involves judgment and is influenced by factors outside our control, it is reasonably possible such estimates could change. When management’s judgment is that the anticipated cash flows have decreased and/or the risk adjusted cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying amount, an impairment charge may be recorded and net income will be negatively impacted.

HSBC Finance Corporation

Impairment testing of goodwill requires that the fair value of each reporting unit be compared to its carrying amount, including goodwill. A reporting unit is defined as an operating segment or any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. For purposes of the annual goodwill impairment test and any interim test which may be required, we assign our goodwill to our reporting units. As a result of the continuing deterioration of economic conditions throughout 2008 and into 2009 as well as the adverse impact to our Insurance Services business which resulted from the closure of all of our Consumer Lending branches, we wrote off all of our remaining goodwill balance during 2009.

Impairment testing of intangible assets requires that the fair value of the asset be compared to its carrying amount. At July 1, 2011, the estimated fair value of each intangible asset exceeded its carrying amount and, as such, none of our intangible assets were impaired. As a result of the pending sale of our Card and Retail Services business to Capital One as discussed above, all of our remaining intangible assets are reported in discontinued operations.

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

Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management’s expectation that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants’ assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment. A significant majority of our assets and liabilities that are reported at fair value are measured based on quoted market prices and observable market-based or independently-sourced inputs.

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

HSBC Finance Corporation

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

•

Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax, to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item. Any ineffectiveness is recognized in current period earnings.

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

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark-to-market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings. For example, a 10 percent adverse change in the value of our derivatives which do not qualify as effective hedges would have reduced revenue by approximately $209 million at December 31, 2011.

For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 13, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.

Long-term debt carried at fair value – We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. We believe the

HSBC Finance Corporation

valuation of this debt is a critical accounting estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets are not active, the prices are not current, or such price quotations vary substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value could have resulted in a change to our reported mark-to-market of approximately $1.4 billion at December 31, 2011.

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

Deferred Tax Assets  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $3.3 billion and $2.8 billion as of December 31, 2011 and 2010, respectively. We evaluate our deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make

HSBC Finance Corporation

significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have included the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.

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

The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be established or adjusted, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need and adequacy of any valuation allowance.

We estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under generally accepted accounting principles. Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 can be found in Note 14, “Income Taxes,” in the accompanying consolidated financial statements.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel.

Litigation exposure represents a key area of judgment and is subject to uncertainty and certain factors outside of our control. Due to the uncertainties in litigation and other factors, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal proceedings as facts and circumstances change. See Note 23, “Commitments and Contingent Liabilities” in the accompanying consolidated financial statements.

HSBC Finance Corporation

Receivables Review

The table below summarizes receivables at December 31, 2011 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31, 2010		December 31, 2009
	December 31, 2011	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured(1)(2)	$42,713	$(6,623)	(13.4)%	$(16,822)	(28.3)%
Personal non-credit card	5,196	(1,921)	(27.0)	(5,290)	(50.4)
Commercial and other	27	(6)	(18.2)	(23)	(46.0)

Total receivables	$47,936	$(8,550)	(15.1)%	$(22,135)	(31.6)%

(1)	Real estate secured receivables are comprised of the following:

		Increases (Decreases) From
		December 31, 2010		December 31, 2009
	December 31, 2011	$	%	$	%
	(dollars are in millions)
Mortgage Services	$13,482	$(2,500)	(15.6)%	$(6,459)	(32.4)%
Consumer Lending	29,227	(4,120)	(12.4)	(10,359)	(26.2)
All Other	4	(3)	(42.9)	(4)	(50.0)

Total real estate secured receivables	$42,713	$(6,623)	(13.4)%	$(16,822)	(28.3)%

(2)

At December 31, 2011, 2010 and 2009, real estate secured receivables includes $5.9 billion, $5.1 billion and $3.4 billion, respectively, of receivables that have been written down to their fair value less cost to sell in accordance with our existing charge-off policy.

Real estate secured receivables  The following table summarizes various real estate secured receivables information (excluding receivables held for sale) for our Mortgage Services and Consumer Lending businesses:

	December 31, 2011		December 31, 2010		December 31, 2009
	Mortgage Services	Consumer Lending	Mortgage Services	Consumer Lending	Mortgage Services	Consumer Lending
	(in millions)
Fixed rate(1)	$8,792	$27,945	$10,014	$31,827	$11,962	$37,717
Adjustable rate(1)	4,690	1,282	5,968	1,520	7,979	1,869

Total	$13,482	$29,227	$15,982	$33,347	$19,941	$39,586

First lien	$11,802	$26,436	$13,821	$30,042	$16,979	$35,014
Second lien	1,680	2,791	2,161	3,305	2,962	4,572

Total	$13,482	$29,227	$15,982	$33,347	$19,941	$39,586

Adjustable rate(1)	$3,942	$1,282	$4,898	$1,520	$6,471	$1,869
Interest only(1)	748	-	1,070	-	1,508	-

Total adjustable rate(1)	$4,690	$1,282	$5,968	$1,520	$7,979	$1,869

Total stated income	$2,157	$-	$2,703	$-	$3,677	$-

(1)

Receivable classification between fixed rate, adjustable rate, and interest-only receivables is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modifications.

HSBC Finance Corporation

The decrease in real estate secured receivable balances since December 31, 2010 and 2009 reflects the continuing liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured receivable portfolios also continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.

As previously discussed, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables which have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of December 31, 2010 and 2011.

	Refreshed LTVs(1)(2) at December 31, 2011				Refreshed LTVs(1)(2) at December 31, 2010
	Consumer Lending(3)		Mortgage Services		Consumer Lending(3)		Mortgage Services
	First Lien	Second Lien	First Lien	Second Lien	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	39%	17%	35%	7%	39%	18%	34%	8%
80% ≤ LTV < 90%	16	10	17	9	18	13	18	11
90% ≤ LTV < 100%	16	17	18	16	17	20	21	19
LTV ≥ 100%(4)	29	56	30	68	26	49	27	62
Average LTV for portfolio	88	104	90	114	87	100	89	109

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

(2)

For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the December 31, 2011 and 2010 information in the table above reflects current estimated property values using HPIs as of September 30, 2011 and 2010, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes the purchased receivable portfolios of our Consumer Lending business which totaled $1.1 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

(4)	The following reflects the average Refreshed LTVs for loans with an LTV ratio greater than or equal to 100 percent:

	Refreshed LTVs at December 31, 2011				Refreshed LTVs at December 31, 2010
	Consumer Lending		Mortgage Services		Consumer Lending		Mortgage Services
	First Lien	Second Lien	First Lien	Second Lien	First Lien	Second Lien	First Lien	Second Lien
Average LTV for LTV≥100%	120%	124%	119%	126%	117%	120%	118%	123%

Personal non-credit card receivables  Personal non-credit card receivables are comprised of the following:

		Increases (Decreases) From
		December 31, 2010		December 31, 2009
	December 31, 2011	$	%	$	%
	(dollars are in millions)
Personal non-credit card	$3,762	$(1,533)	(29.0)%	$(4,334)	(53.5)%
Personal homeowner loans (“PHLs”)	1,434	(388)	(21.3)	(956)	(40.0)

Total personal non-credit card receivables	$5,196	$(1,921)	(27.0)%	$(5,290)	(50.4)%

HSBC Finance Corporation

The decrease in personal non-credit card receivables since December 31, 2010 and 2009 reflect the continuing liquidation of this portfolio which will continue going forward.

PHLs typically have terms of 120 to 240 months and are subordinate lien, home equity loans with high (100 percent or more) combined loan-to-value ratios which we underwrote, priced and service like unsecured loans. The average PHL principal balance in our portfolio at December 31, 2011 is approximately $17,000. Because recovery upon foreclosure is unlikely after satisfying senior liens and paying the expenses of foreclosure, we do not consider the collateral as a source for repayment in the establishment of credit loss reserves.

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

HSBC Finance Corporation

The following table provides quarterly information regarding our REO properties:

		Quarter Ended
	Full Year 2011	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Full Year 2010
Number of REO properties at end of period	3,446	3,446	4,250	6,854	10,016	10,749
Number of properties added to REO inventory in the period	10,957	1,676	1,378	2,495	5,408	20,112
Average loss on sale of REO properties(1)	8.2%	10.2%	8.9%	7.0%	7.9%	4.8%
Average total loss on foreclosed properties(2)	55.5%	57.6%	56.4%	54.9%	54.6%	51.1%
Average time to sell REO properties (in days)	185	206	196	169	167	161

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

As previously reported, beginning in late 2010 we suspended all new foreclosure proceedings and in early 2011 suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During 2011, we added 10,957 properties to REO inventory which primarily reflects loans for which we had either accepted the deed to the property in lieu of payment or for which we had received a foreclosure judgment prior to the suspension of foreclosures. We expect the number of REO properties added to inventory during 2012 will be impacted by our continuing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

The number of REO properties at December 31, 2011 decreased as compared to December 31, 2010 driven by the temporary suspension of foreclosures as previously discussed above as well as sales of REO properties during the year. We have resumed processing the majority of suspended foreclosure activities in 48 states where judgment had not yet been entered and anticipate resuming suspended foreclosure activities in all remaining states in the first quarter of 2012. While we have not yet begun initiating new foreclosure activities in any states, we anticipate initiating new foreclosure activities in certain states during the first quarter of 2012. However, it will be a number of months before we resume all foreclosure activities in all states as we need to ensure we are satisfied that applicable enhanced processes have been implemented and it will take time to work through the backlog of loans that have not been referred to foreclosure in each state.

In addition, certain courts and state legislatures are implementing new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased. Also, in some areas, courts are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors when coupled with other mortgage lenders who also temporarily suspended foreclosure activities and have now

HSBC Finance Corporation

resumed their foreclosure activities has led to a significant backlog of foreclosures in the marketplace which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

The average loss on sale of REO properties and the average total loss on foreclosed properties for full year 2011 increased as compared to full year 2010 due to continuing declines in home prices during 2011 as well as a greater mix of REO properties being sold which we have held for longer periods of time due in part to the age and condition of the property which is also reflected in a low sales price. Typically the longer the holding period, the greater the loss we recognize at the time of sale. The increase also reflects continued declines in home prices during the year due, in part, to the continued elevated levels of foreclosed properties.

During the second half of 2011, we began to see an increase in the average number of days to sell REO properties. As a result of the decrease in new REO properties being added to inventory, there is a greater mix of REO properties being sold which we have held for longer periods of time as discussed above.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.

Net Interest Income  In the following table which summarizes net interest income, interest expense includes $94 million, $263 million and $519 million for the years ended December 31, 2011, 2010 and 2009, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

Year Ended December 31,	2011	%(1)	2010	%(1)	2009	%(1)
	(dollars are in millions)
Finance and other interest income	$4,124	7.11%	$5,000	7.18%	$6,139	7.11%
Interest expense	2,442	4.21	3,174	4.56	4,132	4.78

Net interest income	$1,682	2.90%	$1,826	2.62%	$2,007	2.33%

(1)	% Columns: comparison to average interest-earning assets.

Net interest income decreased during 2011 reflecting lower average receivables as a result of receivable liquidation and lower overall receivable yield driven by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. These decreases were partially offset by an increase in our estimate of interest receivable relating to income tax receivables which totaled $117 million during 2011 due to a pending resolution of an issue with the Internal Revenue Service Appeals’ Office compared to tax-related interest income of $6 million during 2010 which is recorded as a component of finance and other interest income. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates.

While we experienced a lower overall receivable yield in our receivable portfolio during 2011 which was impacted by the changes in receivable mix discussed above, receivable yields vary between receivable products. Yields in our real estate secured receivable portfolio were essentially flat during 2011 as the positive impact of lower levels of nonaccrual receivables during the year were offset by increased participation in payment incentive programs during 2011 as well as an adjustment of approximately $60 million in 2011, principally related to prior years, relating to the process used to determine the amount of deferred income under these programs. Yields in our personal non-credit card receivable portfolio increased during 2011 reflecting the impact of lower levels of nonaccrual receivables.

Net interest income decreased during 2010 primarily due to lower average receivables as a result of receivable liquidation, partially offset by higher overall receivable yields and lower interest expense. During 2010, we experienced higher yields for all receivable products as a result of lower levels of nonperforming receivables,

HSBC Finance Corporation

including reduced levels of nonperforming modified real estate secured receivables, due to charge-off and declines in new modification volumes. Higher yields in our real estate secured receivable portfolio were partially offset by the impact of an increase in the expected lives of receivables in payment incentive programs. As receivable yields vary between receivable products, overall receivable yields were negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. The decrease in net interest income during 2010 was partially offset by higher net interest income on our non-insurance investment portfolio reflecting higher levels of investments held and slightly higher yields. These decreases were partially offset by lower interest expense due to lower average borrowings and lower average rates.

Net interest margin was 2.90 percent in 2011, 2.62 percent in 2010 and 2.33 percent in 2009. Net interest margin in 2011 and 2010 was positively impacted, particularly in 2011, by the estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of this item in those periods, net interest margin remained higher in 2011 reflecting a lower cost of funds as a percentage of interest-earning assets, partially offset by a lower overall receivable yield driven by a shift in receivable mix to lower yielding first lien real estate secured receivables as discussed above.

Significant trends affecting the comparability of net interest income and net interest margin for the years:

	2011		2010
Net interest income/net interest margin from prior year	$1,826	2.62%	$2,007	2.33%

Impact to net interest income resulting from:
Lower receivable levels	(828)		(1,073)
Receivable yields:
Receivable pricing	(117)		53
Impact of nonperforming assets	124		146
Volume and rate impact of modified loans	62		65
Receivable mix	(218)		(321)
Interest receivable related to income tax receivables	111		6
Non-insurance investment income (rate and volume)	2		3
Cost of funds (rate and volume)	732		958
Other	(12)		(18)

Net interest income/net interest margin for current year	$1,682	2.90%	$1,826	2.62%

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

Provision for Credit Losses  The provision for credit losses associated with our various loan portfolios is summarized below. The provision for credit losses may vary from year to year depending on a variety of factors including product mix and the credit quality of the loans in our portfolio including historical delinquency roll rates, portfolio seasoning, customer account management policies and practices, risk management/collection policies and practices related to our loan products, economic conditions such as national and local trends in housing markets and interest rates and changes in laws and regulations.

HSBC Finance Corporation

The following table summarizes provision for credit losses by business:

Year Ended December 31,	2011	2010	2009
	(in millions)
Provision for credit losses:
Mortgage Services	$1,309	$1,575	$1,917
Consumer Lending:
Real estate secured	2,675	2,339	2,997
Personal non-credit card	434	1,432	2,990

Total Consumer Lending	3,109	3,771	5,987

	$4,418	$5,346	$7,904

As discussed above, our provision for credit losses during 2011 included approximately $766 million for real estate secured receivables and approximately $159 million for personal non-credit card receivables recorded in the third quarter of 2011 related to the adoption of new accounting guidance related to TDR Loans. This new accounting guidance has and will continue to impact our provision for credit losses in periods post-adoption, including the fourth quarter of 2011, as loans which otherwise would not have qualified for TDR reporting in the past will now meet the criteria under the new accounting guidance in future periods to be reported and reserved for as TDR Loans. Therefore, the provision for credit losses is not comparable to prior reporting periods. See Note 6, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Excluding the impact of the adoption of the new Accounting Standards Update during the third quarter of 2011, our overall provision for credit losses decreased significantly in 2011 for all components as discussed below.

•

The provision for credit losses for real estate secured loans in our Consumer Lending and Mortgage Services business decreased $260 million and $436 million, respectively, during 2011. The decrease reflects lower balances outstanding as the portfolios continue to liquidate and lower charge-off levels. These decreases were partially offset by higher expected losses on TDR. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as discussed above.

•

The provision for credit losses for our personal non-credit card receivables decreased $1.2 billion during 2011 reflecting lower receivable, delinquency and charge-off levels as well as improved credit quality.

Net charge-off dollars totaled $4.0 billion during 2011 compared to $7.1 billion during 2010. The decrease was driven by lower average delinquency levels throughout 2011 as compared to 2010 as a result of lower average receivable levels and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

In 2011, we increased our credit loss reserves as the provision for credit losses was $440 million higher than net charge-offs. Excluding the impact of adopting new accounting guidance on TDR Loans as previously discussed, the provision for credit losses was $485 million lower than net charge-offs reflecting lower receivable levels, lower overall delinquency levels and improvements in economic conditions. The provision as a percent of average receivables was 8.53 percent in 2011 and 8.49 percent in 2010. Excluding the impact of adopting new accounting guidance on TDR Loans as previously discussed, the provision as a percentage of average receivables would have decreased 174 basis points in 2011 as compared to 2010. See “Credit Quality” for further discussion of credit loss reserves.

We anticipate delinquency and charge-off levels will remain under pressure during 2012 as the U.S. economic environment continues to impact our business and foreclosure delays, resulting in part from our earlier decision to temporarily suspend foreclosure activities, continue to impact our delinquency levels. The magnitude of these trends will largely be dependent on the nature and extent of the economic recovery, including unemployment rates and a recovery in the housing markets.

HSBC Finance Corporation

Our provision for credit losses decreased significantly during 2010 as discussed below.

•

The provision for credit losses for the real estate secured receivable portfolios in our Consumer Lending and Mortgage Services business decreased $658 million and $342 million, respectively, during 2010. The decrease reflects lower receivable levels as the portfolios continue to liquidate, lower delinquency levels, improved loss severities and improvements in economic conditions since 2009. The decrease also reflects lower loss estimates on TDR Loans, partially offset by the impact of continued high unemployment levels, lower receivable prepayments, higher loss estimates on recently modified loans and for real estate secured receivables in our Consumer Lending business, portfolio seasoning. Improvements in loss severities reflect an increase in the number of properties for which we accepted a deed-in-lieu which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels.

•

The provision for credit losses for our personal non-credit card receivables decreased $1.6 billion reflecting lower receivable levels, lower delinquency levels and improvements in economic conditions since 2009, partially offset by higher reserve requirements on TDR Loans.

Net charge-off dollars totaled $7.1 billion during 2010 compared to $10.4 billion in 2009 driven by lower delinquency levels as a result of lower average receivable levels and improvements in the U.S. economic conditions since year end 2009. See “Credit Quality” for further discussion of our net charge-offs.

In 2010, we decreased our credit loss reserves as the provision for credit losses was $1.8 billion less than net charge-offs. Lower credit loss reserve levels reflect lower receivable levels, improved economic and credit conditions since 2009 including lower delinquency levels and overall improvements in loss severities as discussed above. The provision as a percent of average receivables was 8.49 percent in 2010 and 9.80 percent in 2009.

See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 8, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.

Other Revenues  The following table summarizes other revenues:

Year Ended December 31,	2011	2010	2009
	(in millions)
Insurance revenue	$246	$274	$334
Investment income	127	99	108
Net other-than-temporary impairment losses	-	-	(25)
Derivative related income (expense)	(1,146)	(379)	300
Gain (loss) on debt designated at fair value and related derivatives	1,164	741	(2,125)
Servicing and other fees from HSBC affiliates	21	36	111
Other income	27	41	89

Total other revenues (expense)	$439	$812	$(1,208)

Insurance revenue  decreased in 2011 and 2010 as a result of a decrease in the number of credit insurance policies in force since March 31, 2009 primarily due to the run-off of our Consumer Lending portfolio. During the third quarter of 2011, we announced our decision to cease issuing new term life insurance in the United States effective January 2012 which will result in lower insurance revenue in future periods.

Investment income  includes interest income on available-for-sale securities in our insurance investment portfolio as well as realized gains and losses from the sale of all investment securities. Investment income increased during 2011 due to higher gains on sales of securities, partially offset by lower average balances and lower yields on money market funds. In 2010, investment income decreased due to lower gains on sales of securities and lower yields on money market funds as well as lower average investment balances.

Net other-than temporary impairment losses (“OTTI”)  During 2011 and 2010, OTTI totaled than $1 million. For further information regarding other-than-temporary impairment losses, see Note 5, “Securities,” in the accompanying consolidated financial statements.

HSBC Finance Corporation

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

Year Ended December 31,	2011	2010	2009
	(in millions)
Net realized gains (losses)	$(77)	$(206)	$(290)
Mark-to-market on derivatives which do not qualify as effective hedges	(1,104)	(188)	487
Ineffectiveness	35	15	103

Total	$(1,146)	$(379)	$300

Derivative related income (expense) decreased significantly during 2011. As previously discussed, our Consumer Lending and Mortgage Services real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At December 31, 2011, we had $10.4 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk by more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Of these non-qualifying hedges, $6.9 billion were longer-dated pay fixed/receive variable interest rate swaps with an average life of 12.6 years and $3.5 billion were shorter-dated receive fixed/pay variable interest rate swaps with an average life of 3.2 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets. Market value movements on the shorter-dated receive fixed/pay variable interest rate swaps may offset a portion of this volatility.

Falling long-term interest rates during 2011 had a negative impact on the mark-to-market on this portfolio of swaps. Over time, we may elect to further reduce our exposure to rising interest rates through the execution of additional pay fixed/receive variable interest rate swaps. Net realized losses were lower during 2011 as a result of lower losses on terminations of non-qualifying hedges during the year. Ineffectiveness income and expense during 2011 was driven by changes in the market value of our cash flow and fair value hedges due to decreases in U.S and foreign interest rates.

Derivative related income decreased during 2010. At December 31, 2010, we had $11.3 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of real estate secured receivables and the corresponding increase in interest rate risk as measured by PVBP as discussed above. Of these non-qualifying hedges, $6.3 billion were longer-dated pay fixed/receive variable interest rate swaps, which represented an increase of $1.1 billion during 2010, and $5.0 billion were shorter-dated receive fixed/pay variable interest rate swaps. Falling long-term interest rates during 2010 had a significant negative impact on the mark-to-market on this portfolio of swaps. Net realized losses were lower during 2010 as a result of lower losses on terminations of non-qualifying hedges due to changes in rates during 2010 as well as changes in the timing of the non-qualifying hedge terminations. During 2010, ineffectiveness was largely due to the impact of falling U.S. long term rates on our cross currency cash flow hedges, partially offset by falling long-term foreign interest rates, while during 2009, long term U.S. rates and long-term foreign interest rates increased.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the year ended December 31, 2011 or any prior periods should not be considered indicative of the results for any future periods.

HSBC Finance Corporation

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related derivatives during 2011 and 2010 reflects falling U.S. interest rates and a widening of credit spreads. See Note 12, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office space rental and administrative costs. Servicing and other fees from HSBC affiliates decreased during 2011 primarily due to lower rental revenue due to lower office and administrative costs as a result of entity-wide initiatives to cut costs and lower levels of real estate secured receivables being serviced for HSBC Bank USA as the portfolio continues to liquidate. The decrease in 2010 reflects lower levels of receivables being serviced for HSBC Bank USA as well as the transfer to HTSU of certain services we previously provided to other HSBC affiliates.

Other income decreased during 2011 and 2010. The following table summarizes significant components of other income for the years presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Gains on miscellaneous asset sales, including real estate investments	$6	$22	$38
Gain on sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	-	-	20
Other, net	21	19	31

	$27	$41	$89

The decrease in other income during 2011 and 2010 reflects lower gains on sales of miscellaneous commercial assets. Additionally, other income in 2009 included a $20 million gain on the sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA.

Operating Expenses  The following table summarizes operating expenses:

Year Ended December 31,	2011	2010	2009
	(in millions)
Salaries and employee benefits	$187	$261	$663
Occupancy and equipment expenses, net	52	56	116
Real estate owned expenses	206	274	199
Other servicing and administrative expenses	620	440	432
Support services from HSBC affiliates	311	275	317
Policyholders’ benefits	155	152	197
Goodwill and other intangible asset impairment charges	-	-	274

Operating expenses	$1,531	$1,458	$2,198

Salaries and employee benefits were lower during 2011 and 2010 as a result of the reduced scope of our business operations, including for 2010 the decision in February 2009 to close all of the Consumer Lending branch offices, the impact of entity-wide initiatives to reduce costs and in 2010, the centralization of additional shared services in North America, including, among other things, legal, compliance, tax and finance although this decrease was offset by an increase in support services from HSBC affiliates. The decrease in 2011 and 2010 also reflects the impact of the transfer of certain employees to a subsidiary of HSBC Bank USA during the third quarter of 2010 although this decrease was also offset by an increase in support services from HSBC affiliates. Salaries and employee benefits during 2009 included severance costs of $73 million, primarily related to our decision in February 2009 to discontinue new account originations for all products in our Consumer Lending business and close all branch offices. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for a complete description of the decisions made in each year.

HSBC Finance Corporation

Occupancy and equipment expenses, net decreased during 2011 as a result of the reduction of the scope of our business operations. Occupancy and equipment expenses, net in 2010, were reduced by $14 million as a result of a reduction in the lease liability associated with an office of our Mortgage Services business which has now been fully subleased. Additionally, occupancy and equipment expenses, net during 2009 included $53 million, related to our decision to close the Consumer Lending branch offices. Excluding these items from the appropriate periods, occupancy and equipment expenses, net increased slightly during 2010 due to changes in the manner in which rent expense is allocated to HSBC affiliates.

Real estate owned expenses decreased during 2011 primarily due to lower holding costs for REO properties due to a decrease in the number of REO properties held during the year resulting from a significant decrease in the number of new REO properties added to inventory during the year due to the temporary suspension of foreclosure activities as well as higher volumes of REO sales. REO expense also decreased during 2011 due to lower losses on sales of REO properties as a greater mix of REO properties being sold are properties we have held for longer periods of time which resulted in a portion of the cumulative loss being recognized as REO expense in 2010. During 2010, REO expenses increased as a result of higher average number of REO properties held during 2010, higher overall expenses on REO properties held and higher losses on REO properties as home prices began to decline during the second half of 2010. During periods in which home prices deteriorate, the reduction in value between the date we take title to the property and when the property is ultimately sold results in higher valuation allowances during the holding period and potentially higher losses at the time the property is sold.

Other servicing and administrative expenses increased during 2011 driven by higher legal reserves reflecting increased exposure estimates on litigation of $150 million and an expense accrual related to mortgage servicing matters of $157 million compared to approximately $90 million in 2010 relating to certain litigation matters. The increase in 2011 also reflects higher fees for consulting services and other expenses related to compliance matters. These increases were partially offset by the continuing reduction in the scope of our business operations and the impact of entity wide initiatives to reduce costs, including lower third party collection costs as our receivable portfolios continue to run-off. Other servicing and administrative expenses during 2009 included $29 million of fixed asset and other miscellaneous asset write-downs related to the decision to close the Consumer Lending branch offices. Excluding this from 2009, other servicing and administrative expenses remained higher during 2010 reflecting higher legal costs and higher third party collection costs, partially offset by reductions in the scope of our business operations and the impact of entity wide initiatives to reduce costs.

Support services from HSBC affiliates increased during 2011 reflecting higher technology operational support costs provided by HTSU, driven by the transfer in July 2010 of certain employees to a subsidiary of HSBC Bank USA as discussed above and a higher allocation of compliance and utility expenses. These increases were partially offset by lower expenses for services provided by an affiliate outside the U.S. due to a decrease in offshore personnel headcount as compared to the prior year driven by cost containment measures and overall organizational restructuring. Support services from HSBC affiliates decreased during 2010 driven by lower expenses for services provided by an affiliate outside the U.S. due to decreases in offshore personnel headcount driven by facility closures which occurred through out 2009 and overall organizational restructuring as well as fewer information technology projects from HTSU during 2010. The decrease in 2010 was partially offset by additional shared services allocated to us by HTSU, including legal, compliance, tax and finance, beginning in January 2010 as well as impact of the transfer of certain employees to a subsidiary of HSBC Bank USA in July 2010 as discussed above.

Policyholders’ benefits increased during 2011 due to higher claims on term life insurance policies, partially offset by lower claims on credit insurance policies as there are fewer such policies in force primarily due to the run-off of our Consumer Lending business. Policyholders’ benefits decreased during 2010 due to lower claims on credit insurance policies as there were fewer such policies in force primarily due to the run-off of our Consumer Lending portfolio.

Goodwill and other intangible asset impairment charges During 2009, we recorded goodwill impairment charges of $260 million related to our Insurance Services business, which represented all of our remaining goodwill. Additionally, during 2009, we recorded impairment charges of $14 million relating to technology, customer lists and loan related relationships resulting from the discontinuation of originations for our Consumer Lending business. There were no intangible asset impairment charges during 2011 and 2010.

HSBC Finance Corporation

Efficiency Ratio Our efficiency ratio from continuing operations was 66.80 percent in 2011 compared to 47.51 percent in 2010 and 178.50 percent in 2009. Our efficiency ratio from continuing operations during all periods was impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option accounting. Additionally, the efficiency ratio in 2009 was also impacted by goodwill and intangible asset impairment charges and the Consumer Lending closure costs, as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly in 2011 reflecting lower other revenues driven by lower derivative related income and lower net interest income driven by portfolio liquidation while operating expenses increased as discussed above. Excluding these items from the periods presented, our efficiency ratio deteriorated during 2010 reflecting significantly lower net interest income and other revenues driven by receivable portfolio liquidation and lower derivative-related income which outpaced the decrease in operating expenses.

Income taxes  Our effective tax rates for continuing operations were as follows:

Year Ended December 31,	Effective Tax Rate
2011	(38.1)%
2010	(34.8)
2009	(32.6)

The effective tax rate for 2011 was impacted by a release of valuation allowance previously established on foreign tax credits. HSBC North America implemented an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. The effective tax rate for 2011 was also impacted by the non-deductible portion of the accrual related to mortgage servicing matters, an increase in the valuation allowance or state deferred taxes, an increase in uncertain tax positions and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. The effective tax rate for continuing operations in 2010 was primarily impacted by state taxes as discussed above and amortization of purchase accounting adjustments on leveraged leases that matured in December 2010. See Note 14, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

Segment Results – IFRS Basis

Through June 30, 2011, we reported the results of our operations in two reportable segments: Card and Retail Services and Consumer. These segments were managed separately and were characterized by different middle-market consumer lending products, originations processes, and locations. As a result of the previously announced sale of our Card and Retail Services business in August 2011, these operations are reported as discontinued operations. Because our segment results are reported on a continuing operations basis, we have one remaining reportable segment: Consumer.

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

The All Other caption includes our Insurance and Commercial businesses. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. Goodwill which was established as a result of our acquisition by HSBC was not

HSBC Finance Corporation

allocated to or included in the reported results of our reportable segments as the acquisition by HSBC was outside of the ongoing operational activities of our reportable segments, consistent with management’s view of our reportable segment results. During 2009, the remainder of this goodwill was impaired. Goodwill relating to acquisitions subsequent to our acquisition by HSBC were included in the reported respective operating segment results as those acquisitions specifically related to the business, consistent with management’s view of the segment results.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. Except for moving our Card and Retail Services business to discontinued operations as discussed above, there have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our consolidated financial statements for the fiscal year ended December 31, 2010 included in our Current Report on Form 8-K filed with the SEC on May 27, 2011.

Consumer Segment  The following table summarizes the IFRS Basis results for our Consumer segment for the years ended December 31, 2011, 2010 and 2009.

Year Ended December 31,	2011	2010	2009
	(dollars are in millions)
Net interest income	$2,448	$2,316	$2,545
Other operating income	(48)	(30)	71

Total operating income	2,400	2,286	2,616
Loan impairment charges	4,907	5,686	7,927

	(2,507)	(3,400)	(5,311)
Operating expenses	1,021	883	1,279

Loss before tax	$(3,528)	$(4,283)	$(6,590)

Net interest margin	4.71%	3.67%	3.16%
Efficiency ratio	42.54	38.63	48.89
Return (after-tax) on average assets	(4.48)	(4.38)	(5.51)
Balances at end of period:
Customer loans	$48,021	$56,650	$70,202
Assets	46,807	57,460	71,298

2011 loss before tax compared to 2010 Our Consumer segment reported a lower loss before income taxes due to lower loan impairment charges and higher net interest income, partially offset by higher operating expenses and lower other operating income.

During 2011, HSBC adopted a revised disclosure convention for impaired loans and advances. This revised disclosure convention impacted the classification of loans and advances in HSBC’s geographical regions with material levels of forbearance activity for which our portfolio was included. The revision introduces a more stringent approach to classification of renegotiated loans as impaired. Management believes that the revised approach better reflects the nature of risks and inherent credit quality in our loan portfolio. The approach also reflects developments in industry disclosure best practice, including guidance provided by the Financial Services Authority, the regulator of all financial services in the United Kingdom, as well as a refinement of loan segmentation. As a result of this review, we reported impaired loans of $19.3 billion at December 31, 2011 which was $12.2 billion higher than what otherwise would have been reported. In the third quarter of 2011, we refined our loan classification methodology to provide greater differentiation of loans based on their credit risk characteristics. This review was performed as a result of the Company’s adoption of Clarifications to Accounting for Troubled Debt Restructures by Creditors and because an increasing percentage of the portfolio has been subject to forbearance in recent periods, with the closure of the portfolio to new business. It was determined that the segmentation of the portfolio should be improved to better reflect the credit characteristics of

HSBC Finance Corporation

forbearance cases. This re-segmentation also included a review of certain processes for recognizing and measuring impairment allowances under IFRSs, including changes to the provisioning methodology for loans subject to forbearance to measure the cash flows attributable to the credit loss events which occurred before the reporting date and improved assumptions about default and severity rates for the purposes of measuring impairment allowances. The increase to our population of impaired loans and the refinements to our provisioning methodologies resulted in a net incremental loan impairment charge of approximately $150 million at the time of implementation during the third quarter of 2011.

Historically, severity estimates were determined based on the average total losses incurred at the time the loans were transferred to Real Estate Owned (“REO”). Due to the significant reduction in loans transferred to REO during 2011, as a result of foreclosure delays and concentrations in the mix of loans transferring to REO in certain states that are no longer representative of our portfolio of loans requiring credit loss reserves, we determined that the best estimate of severity should be based on a 12-month average of broker price opinions received. As part of this review, we also increased the granularity of certain segments used to establish impairment provisions to include specific characteristics of the portfolios such as year of origination, location of the property and underlying economic factors affecting the location in which the property is located. Segmenting the portfolio based on these risk characteristics provides greater risk differentiation based on the underlying trends in our portfolio. We believe these enhancements to the credit loss reserve estimation process were responsive to the changing environment and will result in credit loss reserves that will be more responsive to the changing portfolio characteristics in the future as the loan portfolio continues to run-off.

Excluding the impact of the net incremental loan impairment charges of approximately $150 million during the third quarter of 2011 as discussed above, our loan impairment charges remained lower during 2011 as discussed below.

•

Loan impairment charges for the real estate secured loans portfolios in our Consumer Lending and Mortgage Services business decreased during 2011. The decrease reflects lower balances outstanding as the portfolios continue to liquidate as well as lower charge-off levels. These decreases were partially offset by higher estimated costs to obtain the underlying property securing the loan and the impact of discounting estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral on real estate secured loans which resulted in higher reserve requirements due to the delay in the timing of estimated cash flows to be received driven by foreclosure delays. Additionally, loan impairment charges were negatively impacted by lower estimated cash flows from impaired loans due to an increase in estimated severity and other changes in assumptions. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as discussed above.

•

Loan impairment charges for personal non-credit card loans decreased during 2011 reflecting lower loan, delinquency and charge-off levels due to improved credit quality and lower reserve requirements on impaired loans.

During 2011, loan impairment charges were $760 million greater than net charge-offs reflecting the higher reserve requirements on impaired loans as discussed above and higher reserve requirements relating to the discounting of future cash flows related to foreclosure delays. During 2011, we increased credit loss reserves to $5.9 billion of which approximately $150 million reflects the impact of the review of our methodology in the third quarter of 2011 as discussed above. Excluding these items, credit loss reserves were still higher as compared to December 31, 2010 reflecting higher loss estimates related to deterioration in credit quality for real estate secured loans reflecting, in part, the impact of continuing high unemployment levels, higher estimated

HSBC Finance Corporation

costs to obtain the underlying property securing the loan and higher reserve requirements due to the discounting of future cash flows related to foreclosure delays, partially offset by lower loan levels and lower overall dollars of delinquency as compared to December 31, 2010.

Net interest income increased during 2011 primarily due to higher yields for real estate secured and personal non-credit card loans and lower interest expense, partially offset by lower average loan levels as a result of loan liquidation. The higher yields in our real estate secured and personal non-credit card loan portfolios reflect the impact of lower levels of nonperforming loans as well as higher amortization associated with the discounting of the estimated future cash flows associated with real estate secured loans due to the passage of time, partially offset by increased participation in payment incentive programs during 2011 as well as the impacts of correcting prior period effective interest rate estimates in the current year of approximately $185 million. As yields vary between loan products, overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Lower interest expense during 2011 reflects lower average borrowings. Additionally, lower interest expense also reflects changes in our internal funding strategies to better match the lives of our loan portfolio with our external funding which has resulted in lower average rates. Net interest margin increased in 2011 reflecting the higher loan yields as discussed above as well as a lower cost of funds as a percentage of average interest earning assets.

Other operating income decreased as a result of an adjustment to expected cash flows of a loan portfolio purchased in 2006, partially offset by lower losses on REO properties. Lower losses on REO properties reflects a greater mix of REO properties being sold which we have held for longer periods of time which results in a portion of the loss being recorded in prior years.

Operating expenses increased 16 percent during 2011 due to an expense accrual of $197 million relating to mortgage servicing matters, higher legal fees, higher fees for consulting services and other expenses relating to compliance matters and higher pension costs, partially offset by lower salary and benefits, lower third party collection costs as our receivable portfolios continue to run-off and lower holding costs on REO properties. The expense accrual relating to mortgage serving matters of $197 million reflects the portion of the $257 million accrued at HSBC North America that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Lower holding costs on REO properties reflects a significant decrease in the number of new REO properties due to the temporary suspension of foreclosure activities previously discussed. Pension expense in 2011 includes $13 million related to a plan amendment in December 2011 for services provided by certain employees in prior years compared to a one-time curtailment gain of $18 million in 2010 for changes made to employees’ future benefits. Additionally, operating expenses during 2010 were impacted by the reduction in a lease liability of $15 million associated with an office of our Mortgage Services business which became fully subleased during the second quarter of 2010.

The efficiency ratio deteriorated during 2011 due to higher operating expenses and lower other operating revenues, partially offset by higher net interest income as discussed above.

ROA deteriorated during 2011 primarily due to the impact of higher operating expenses as discussed above as well as the impact of lower average assets.

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

HSBC Finance Corporation

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

During 2010, credit loss reserves decreased to $5.5 billion as loan impairment charges were $1.6 billion lower than net charge-offs reflecting lower loan levels and lower delinquency levels as discussed above as well as lower reserve requirements on real estate secured TDR Loans, partially offset by higher reserve requirements on personal non-credit card TDR Loans.

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

Operating expenses decreased during 2010 due to the reductions in the scope of our business operations as well as other cost containment measures and lower pension expense driven by a curtailment gain, partially offset by higher collection costs and higher REO expense as a result of a higher average number of REO properties held during the year and higher overall expenses on the REO properties held. Operating expenses during 2009 included $133 million of costs related to the decision to discontinue new originations for all products in our Consumer Lending business and closure of the Consumer Lending branch offices. In addition, we were required to perform an interim intangible asset impairment test for our remaining Consumer Lending intangible asset which resulted in an impairment charge of $5 million during 2009. See Note 4, “Strategic Initiatives,” in the accompanying consolidated financial statements for additional information regarding this decision.

The efficiency ratio during 2009 was impacted by the $133 million in restructuring and impairment charges discussed above. Excluding the impact of the restructuring charges from the prior year, the efficiency ratio improved 499 basis points during 2010 as the decrease in operating expenses outpaced the decrease in net interest income due to lower loan levels and lower yields.

ROA improved during 2010 primarily due to a lower net loss as discussed above and the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	December 31, 2011	Increases (Decreases) From
		December 31, 2010		December 31, 2009
		$	%	$	%
	(dollars are in millions)
Real estate secured(1)	$42,701	$(6,611)	(13.4)%	$(16,795)	(28.2)%
Personal non-credit card	5,320	(2,018)	(27.5)	(5,386)	(50.3)

Total customer loans	$48,021	$(8,629)	(15.2)%	$(22,181)	(31.6)%

(1)	Real estate secured receivables are comprised of the following:

	December 31, 2011	Increases (Decreases) From
		December 31, 2010		December 31, 2009
		$	%	$	%
	(dollars are in millions)
Mortgage Services	$13,518	$(2,522)	(15.7)%	$(6,478)	(32.4)%
Consumer Lending	29,183	(4,089)	(12.3)	(10,317)	(26.1)

Total real estate secured	$42,701	$(6,611)	(13.4)%	$(16,795)	(28.2)%

Customer loans decreased to $48.0 billion at December 31, 2011 as compared to $56.7 billion at December 31, 2010 and $70.2 billion at December 31, 2009 reflecting the continued liquidation of these portfolios which will continue to decline going forward. The liquidation rates in our real estate secured loan portfolio continues to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRS Basis. See Note 20, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 20, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees and, as it relates to loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans’ original effective interest rates. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables which do not qualify as troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans have filed for bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified

HSBC Finance Corporation

accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, the credit performance of certain second lien loans following more delinquent first lien loans which we own or service, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves to nonperforming loans, reserves as a percentage of net charge-offs and reserves as a percentage of two-months-and-over contractual delinquency. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

In establishing reserve levels, given the general decline in U.S. home prices that has occurred since 2007, we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There is currently little secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. It is generally believed that a sustained recovery of the housing market, as well as unemployment conditions, is not expected in the near-term. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated every 180 days. Typically, receivables written down to fair value less cost to sell did not require credit loss reserves. As part of our on-going review of our process for estimating fair value less cost to sell for receivables, we began to see a pattern in 2011 for lower estimates of value after the more detailed property valuations are performed which include information obtained from a walk-through of the property after we have obtained title. As a result, we established credit loss reserves for receivables written down to fair value less cost to sell to reflect an estimate of the likely additional loss following an interior appraisal of the property. However, this change had a marginal impact on our overall reserve levels because the majority of this was the result of reclassifying one component of loss reserves to another.

HSBC Finance Corporation

During the third quarter of 2011, we reviewed our existing models for determining credit loss reserves. As part of this process, we considered recent environmental activity including the impact of the foreclosure delays, unique characteristics of our run-off portfolio and changes in how loans are ultimately running-off. As a result, we made the following enhancements to our credit loss reserve estimation process during the third quarter of 2011:

•

Historically, severity estimates were determined based on the average total losses incurred at the time the loans were transferred to Real Estate Owned (“REO”). Due to the significant reduction in loans transferred to REO during 2011, as a result of foreclosure delays and concentrations in the mix of loans transferred to REO in certain states that are no longer representative of our portfolio of loans requiring credit loss reserves, we determined that the best estimate of severity should be based on a 12-month average of broker price opinions received.

•

As part of this review, we also increased the granularity of certain segments used to establish impairment provisions to include specific characteristics of the portfolios such as year of origination, location of the property and underlying economic factors affecting the location in which the property is located. Segmenting the portfolio based on these risk characteristics provides greater risk differentiation based on the underlying trends in our portfolio. We believe these enhancements to the credit loss reserve estimation process were responsive to the changing environment and will result in credit loss reserves that will be more responsive to the changing portfolio characteristics in the future as the loan portfolio continues to run-off.

The following table sets forth credit loss reserves for our continuing operations for the periods indicated:

At December 31,	2011	2010	2009(5)	2008	2007
	(dollars are in millions)
Credit loss reserves(1)	$5,952	$5,512	$7,275	$9,781	$7,492
Reserves as a percentage of:
Receivables(2)(3)(4)	12.42%	9.76%	10.38%	11.19%	7.29%
Net charge-offs(4)	149.6	77.5	69.9	149.4	203.5
Two-months-and-over contractual delinquency(2)(3)	69.3	61.6	67.2	74.2	83.5
Nonperforming receivables(2)(3)(4)	86.6	80.0	91.0	96.5	109.1

(1)

At December 31, 2011 and 2010, credit loss reserves include $425 million and $95 million, respectively, related to receivables which have been written down to the lower of amortized cost or fair value less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed. We typically did not carry credit loss reserves for receivables which had been written down to the lower of amortized cost or fair value less cost to sell at December 31, 2009 or prior.

(2)

In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables due to changes in customer behavior (“December 2009 Charge-off Policy Changes”). As a result, beginning in December 2009, real estate secured receivables are written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent. For personal non-credit card receivables, beginning in December 2009, charge-off occurs generally no later than the end of the month in which the account becomes 180 days contractually delinquent. See Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for additional discussion. The reserve ratios for 2011, 2010 and 2009 have been significantly impacted by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value less cost to sell. The following table shows these ratios excluding the receivables written down to fair value less cost to sell and any associated credit loss reserves.

At December 31,	2011	2010	2009
Reserves as a percentage of:
Receivables	13.16%	10.54%	10.92%
Two-months-and-over contractual delinquency	147.5	114.0	96.4
Nonperforming loans	251.9	192.3	170.4

(3)

While reserves associated with accrued finance charges are reported within our total credit loss reserve balances noted above, accrued finance charges for real estate secured receivables and certain personal non-credit card receivables are not reported within receivables, nonperforming receivables and two-months-and-over contractual delinquency.

HSBC Finance Corporation

(4)

Ratio excludes receivables, charge-off and nonperforming receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves. Reserves as a percentage of net charge-off includes any charge-off recorded on receivables prior to the transfer to receivables held for sale.

(5)

As discussed above, in December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables due to changes in customer behavior. See Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for additional discussion. Had these charge-offs not been accelerated, credit loss reserves and the related ratios would have been as follows:

December 31, 2009	As Reported	Excluding Policy Change
Credit loss reserves	$7,275	$10,747
Reserves as a percentage of:
Receivables	10.38%	14.61%
Net charge-offs	69.9	154.9
Two-months-and-over contractual delinquency	67.2	75.2
Nonperforming loans	91.0	93.7

Credit loss reserves at December 31, 2011 increased as we recorded provision for credit losses greater than net charge-offs of $440 million during 2011. As previously discussed, during the third quarter of 2011 we recorded an incremental in credit loss reserves of approximately $766 million and $159 million for real estate secured receivables and personal non-credit card receivables, respectively, related to the adoption of new accounting guidance related to the identification and reporting of TDR Loans as TDR Loans are typically reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in higher reserve requirements. The new accounting guidance has and will continue to impact our credit loss reserves in periods post-adoption, including the fourth quarter of 2011, as loans which otherwise would not have qualified for TDR reporting in the past will now meet the criteria under the new guidance in future periods to be reported and reserved for as TDR Loans. Therefore, credit loss reserves are not comparable to prior reporting periods. See Note 6, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Excluding the impact of the adoption of the new Accounting Standards Update during the third quarter of 2011, overall credit loss reserves were lower at December 31, 2011 as compared to the prior year as discussed below.

•

Credit loss reserves for real estate secured receivables were modestly lower driven by lower receivable levels, partially offset by the impact of lower receivable prepayments and continued high unemployment levels. Additionally, credit loss reserves were negatively impacted by higher reserve requirements for TDR Loans reflecting the impact of lower estimated cash flows from TDR Loans due to an increase in estimated severity and other changes in assumptions including the length of time these receivables will remain on our balance sheet as a result of the temporary suspension of foreclosure activities previously discussed. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as previously discussed.

•

Credit loss reserve levels in our personal non-credit card portfolio decreased due to lower receivable levels and improved credit quality. These decreases were partially offset by the impact of continued high unemployment levels.

At December 31, 2011, 74 percent of our credit loss reserves are associated with TDR Loans which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers credit losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans.

HSBC Finance Corporation

As a result, credit loss reserves and provisions for credit losses for TDR Loans for the year ended December 31, 2011 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase overall credit loss reserves also increase.

At December 31, 2011, approximately $5.9 billion, or 14 percent of our real estate secured receivable portfolio has been written down to fair value less cost to sell. In addition, approximately $11.7 billion of real estate secured receivables which have not been written down to fair value less cost to sell are considered TDR Loans and $1.3 billion of personal non-credit card receivables are considered TDR Loans, which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at December 31, 2011, 41 percent of our real estate secured receivable portfolio and 40 percent of our total receivable portfolio have either been written down to fair value less cost to sell or are reserved for using a discounted cash flow analysis.

Credit loss reserves at December 31, 2010 decreased as we recorded provision for credit losses less than net charge-offs of $1.8 billion during 2010. Credit loss reserves were lower for all products as discussed below.

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

Credit loss reserves decreased significantly in 2009, largely as a result of the December 2009 Charge-off Policy Changes which reduced loss reserve levels by $3.5 billion. Excluding the impact of this policy change, reserve levels would have increased to $10.7 billion in 2009, driven by higher loss estimates for Consumer Lending real estate secured receivables driven by higher delinquency levels and the impact of higher real estate secured troubled debt restructurings and higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Excluding the impact of the December 2009 Charge-off Policy Changes, with the exception of our Consumer Lending real estate secured receivable portfolio, credit loss reserves were lower for all products as compared to December 31, 2008 reflecting lower dollars of delinquency and lower receivable levels. These decreases were partially offset by higher credit loss reserves in our Consumer Lending real estate secured receivable portfolio during 2009 due to the continued deterioration in the U.S. economy and housing markets, significantly higher unemployment rates, portfolio seasoning, higher loss severities and delays in processing foreclosures for real estate secured receivables as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process.

Credit loss reserve levels in 2009 also reflect higher loss estimates related to TDR Loans. We use certain assumptions and estimates to compile our TDR balances and future cash flow estimates. In the fourth quarter of

HSBC Finance Corporation

2009, we received updated performance data on loan modifications which included activity associated with the recent increases in volume since late 2008 through mid-2009. Based on this data, we completed an update of the assumptions reflected in the cash flow models used to estimate credit losses associated with TDR Loans, including payment speeds and default rates. The update of these assumptions resulted in an increase to the provision for credit losses and an increase in the component of credit loss reserves specifically related to TDR of approximately $400 million net of reclassifications from other components of credit loss reserves.

Credit loss reserves at December 31, 2008 increased significantly as compared to December 31, 2007 as we recorded loss provision in excess of net charge-offs of $2.5 billion (excluding additional provision recorded as part of the lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale). The increase was primarily as a result of higher delinquency and credit loss estimates in all of our receivable portfolios, the continued deterioration of the U.S. economy and housing markets during 2008, significantly higher unemployment rates, portfolio seasoning, higher personal bankruptcy filings; and delays in foreclosure activity as discussed above. Increases in credit loss reserves levels at December 31, 2008 were partially offset by the reclassification of $252 million in credit loss reserves associated with the transfer of receivables to held for sale as well as the impact of lower overall receivables.

Credit loss reserves at December 31, 2007 increased as compared to December 31, 2006 as we recorded loss provision in excess of net charge-offs of $3.4 billion. The increase was primarily a result of the higher delinquency and loss estimates in all of our receivable portfolios. In addition, the higher credit loss reserve levels reflected higher dollars of delinquency driven by portfolio seasoning and increased levels of personal bankruptcy filings as compared to the exceptionally low levels experienced in 2006 following enactment of new bankruptcy legislation in the United States in October 2005, partially offset by lower overall receivables.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. The reserve ratios for the year ended December 31, 2009 were significantly impacted by the December 2009 Charge-off Policy changes described above as well as in Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements. When noted, the discussion of the change between years excludes the impact of the adoption of these new charge-off policies on the ratios at December 31, 2009.

Reserves as a percentage of receivables were higher at December 31, 2011 as compared to December 31, 2010 due to higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance related to TDR Loans during the third quarter of 2011, partially offset by the impact of lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. This increase was also partially offset by a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables. This ratio in 2011 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $842 million as compared to December 31, 2010. Reserves as a percentage of receivables were lower at December 31, 2010 as compared to December 31, 2009 driven by significantly lower dollars of delinquency for all products as discussed more fully below which resulted in decreases in our credit loss reserves outpacing the decreases in receivable levels. This ratio in 2010 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $1.7 billion as compared to December 31, 2009. Additionally, the decrease also reflects a shift in mix in our receivable portfolio to higher levels of first lien real estate secured as discussed above. Reserves as a percentage of receivables at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) increased as compared to December 31, 2008 due to the lower receivable levels in 2009 as well as the impact of additional reserve requirements in our Consumer Lending business due to higher delinquency levels in our real estate secured receivable portfolios resulting from the economic conditions in 2009 and backlogs in foreclosure proceedings and actions by local governments and certain states which resulted in delays in processing foreclosures. Also contributing to the increase was the impact of higher real estate secured TDR Loans including higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Additionally, for 2009 as compared to 2008,

HSBC Finance Corporation

reserves as a percentage of receivables were higher as a result of a shift in mix to higher levels of non-prime credit card receivables which carry a higher reserve requirement than prime credit card receivables. Reserves as a percentage of receivables at December 31, 2008 were higher than at December 31, 2007 due to the impact of additional reserve requirements as discussed above.

Reserves as a percentage of net charge-offs at December 31, 2011 increased significantly as compared to December 31, 2010 due to higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance related to TDR Loans during the third quarter of 2011 and significantly lower dollars of net charge-offs during 2011 as discussed more fully below. Reserves as a percentage of net charge-offs at December 31, 2010 increased as compared to December 31, 2009 as dollars of net charge-offs decreased at a faster pace than reserves largely due to higher reserve requirements on modified loans. Reserves as a percentage of net charge-offs for December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) increased as compared to December 31, 2008 as the increase in reserve requirements in our Consumer Lending business outpaced the increase in charge-offs in our Consumer Lending real estate secured receivable portfolio largely due to the delays and backlogs in foreclosure proceedings. Reserves as a percentage of net charge-offs were lower in 2008 than 2007 as the increase in charge-offs outpaced the increase in reserve levels. This is primarily due to a significant increase in reserves during 2007 due to growing delinquency in our Consumer Lending and Mortgage Services real estate secured portfolios which migrated to charge-off in 2008.

Reserves as a percentage of two-months-and-over contractual delinquency at December 31, 2011 increased as compared to December 31, 2010. This ratio has been impacted by real estate secured receivables which are carried at fair value less cost to sell. Excluding receivables carried at fair value less cost to sell and any associated credit loss reserves from this ratio for both periods, reserves as a percentage of two-months-and-over contractual delinquency at December 31, 2011 increased significantly as compared to December 31, 2010 reflecting higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance for TDR Loans during the third quarter of 2011 and lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent as discussed below. Excluding receivables carried at net realizable value less cost to sell from this ratio for both periods, reserves as a percentage of two-months-and-over contractual delinquency at December 31, 2010 increased as compared to December 2009 as dollars of delinquency decreased at a faster pace than reserve levels. This increase was largely driven by dollars of delinquency for personal non-credit card receivables decreasing at a faster pace than reserve levels due to higher loss estimates on bankrupt and TDR Loans as well as higher loss estimates for all products on recently modified loans. Reserves as a percentage of two-months-and-over contractual delinquency at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) as compared to December 31, 2008 increased due the increase in reserve requirements in our Consumer Lending business discussed above, partially offset by the lower dollars of delinquency for Mortgage Services real estate secured, credit card, and personal non-credit card receivables. Reserves as a percentage of two-months-and-over contractual delinquency at December 31, 2008 decreased as compared to December 31, 2007 due to a shift to significantly higher levels of contractually delinquent first lien real estate secured receivables which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

Reserves as a percentage of nonperforming loans in 2011, 2010 and 2009 was impacted by nonperforming real estate secured receivables carried at fair value less cost to sell. Excluding receivables carried at fair value less cost to sell and any associated credit loss reserves from this ratio for all periods, reserves as a percentage of nonperforming loans increased significantly at December 31, 2011 as compared to December 31, 2010 reflecting higher reserve levels on TDR Loans as discussed above and lower levels of nonperforming receivables as discussed more fully below. Excluding receivables carried at net realizable value less cost to sell from this ratio for both December 31, 2010 and 2009, reserves as a percentage of nonperforming loans increased during 2010 due to nonperforming personal non-credit card receivables decreasing at a faster pace than reserve levels due to higher loss estimates on bankrupt and TDR Loans as well as higher loss estimates for all products on recently modified loans. Reserves as a percentage of nonperforming loans at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) were lower as compared to December 31, 2008 as the majority of the increase in non-performing loans was in the first lien portion of Consumer Lending’s real estate secured receivable portfolio. First lien real estate secured receivables typically carry lower reserve requirements than second lien real estate secured and unsecured receivables. Reserves as a percentage of nonperforming loans decreased in 2008 as compared to 2007 as the majority of the increase in nonperforming loans was from the first lien real estate secured receivable portfolios in our Consumer Lending and Mortgage Services businesses which typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves for continuing operations by product during the years ended December 31, 2011, 2010 and 2009:

	Real Estate Secured		Personal Non-Credit Card	Total
	First Lien	Second Lien
	(in millions)
Year ended December 31, 2011:
Balances at beginning of period	$3,355	$832	$1,325	$5,512
Provision for credit losses(1)	3,227	758	433	4,418
Charge-offs	(2,527)	(827)	(1,127)	(4,481)
Recoveries	34	60	409	503

Net charge-offs	(2,493)	(767)	(718)	(3,978)

Balance at end of period	$4,089	$823	$1,040	$5,952

Reserve components:
Collectively evaluated for impairment	$632	$286	$334	$1,252
Individually evaluated for impairment(2)	3,026	534	706	4,266
Receivables carried at net realizable value less cost to sell	423	2	-	425
Loans acquired with deteriorated credit quality	8	1	-	9

Total credit loss reserves	$4,089	$823	$1,040	$5,952

Year ended December 31, 2010:
Balances at beginning of period	$3,997	$1,430	$1,848	$7,275
Provision for credit losses	3,126	789	1,431	5,346
Charge-offs	(3,811)	(1,456)	(2,329)	(7,596)
Recoveries	43	69	375	487

Net charge-offs	(3,768)	(1,387)	(1,954)	(7,109)

Balance at end of period	$3,355	$832	$1,325	$5,512

Reserve components:
Collectively evaluated for impairment	$1,544	$570	$930	$3,044
Individually evaluated for impairment(2)	1,701	258	395	2,354
Receivables carried at net realizable value less cost to sell	94	1	-	95
Loans acquired with deteriorated credit quality	16	3	-	19

Total credit loss reserves	$3,355	$832	$1,325	$5,512

Year ended December 31, 2009:
Balances at beginning of period	$4,998	$2,115	$2,668	$9,781
Provision for credit losses	3,354	1,558	2,992	7,904
Charge-offs	(4,381)	(2,282)	(4,039)	(10,702)
Recoveries	26	39	227	292

Net charge-offs	(4,355)	(2,243)	(3,812)	(10,410)

Balance at end of period	$3,997	$1,430	$1,848	$7,275

Reserve components:
Collectively evaluated for impairment	$2,206	$1,051	$1,495	$4,752
Individually evaluated for impairment(2)	1,766	373	353	2,492
Loans acquired with deteriorated credit quality	25	6	-	31

Total credit loss reserves	$3,997	$1,430	$1,848	$7,275

(1)

During 2011, provision for credit losses included $683 million for first lien real estate secured receivables, $83 million for second lien real estate secured receivables and $159 million for personal non-credit card receivables related to the adoption of new accounting guidance for TDR Loans as discussed above.

HSBC Finance Corporation

(2)

These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes credit loss reserves associated with TDR Loans that are carried at fair value less cost to sell.

See the “Analysis of Credit Loss Reserves Activity,” “Reconciliations to U.S. GAAP Financial Measures” and Note 8, “Credit Loss Reserves,” to the accompanying consolidated financial statements for additional information regarding our loss reserves.

Delinquency and Charge-off Policies and Practices  Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest rates, unemployment rates, any changes to our charge-off policies such as occurred in 2009 and significant catastrophic events such as natural disasters and global pandemics. Levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.

Our credit and portfolio management procedures focus on risk-based pricing and ethical and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous marketing, credit and risk management tests. However, beginning in 2007 and continuing through 2011 we found consumer behavior has deviated from historical patterns due to the housing market deterioration, high unemployment levels and pressures from the economic conditions, creating increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers, as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.

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

HSBC Finance Corporation

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”):

	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
			(dollars are in millions)
Dollars of contractual delinquency:
Continuing operations:
Real estate secured:
Receivables carried at net realizable value	$4,843	$4,417	$4,227	$4,149	$4,199	$4,095	$3,849	$3,724
Remainder	3,262	3,346	2,819	2,909	3,972	4,399	4,388	4,898

Total real estate secured(1)(2)	8,105	7,763	7,046	7,058	8,171	8,494	8,237	8,622
Personal non-credit card	486	518	489	596	779	921	954	1,158

Total consumer – continuing operations	8,591	8,281	7,535	7,654	8,950	9,415	9,191	9,780
Discontinued operations	481	457	406	481	612	673	877	1,141

Total consumer	$9,072	$8,738	$7,941	$8,135	$9,562	$10,088	$10,068	$10,921

Delinquency ratio:
Continuing operations:
Real estate secured:
Receivables carried at net realizable value	81.57%	78.97%	78.77%	76.76%	82.41%	84.00%	84.44%	86.83%
Remainder	8.87	8.67	7.01	6.96	8.98	9.41	8.86	9.31

Total real estate secured(1)(2)	18.98	17.57	15.45	14.95	16.56	16.45	15.23	15.15
Personal non-credit card	9.35	9.24	8.14	9.16	10.94	11.78	11.19	12.29

Total consumer – continuing operations	17.93	16.63	14.60	14.25	15.85	15.84	14.68	14.74
Discontinued operations	5.34	5.27	4.40	5.20	6.18	6.81	6.74	8.18

Total consumer	15.94%	14.94%	13.06%	12.92%	14.41%	14.55%	13.31%	13.60%

(1)

Real estate secured two-months-and-over contractual delinquency dollars and as a percent of consumer receivables and receivables held for sale for our Mortgage Services and Consumer Lending businesses are as follows:

HSBC Finance Corporation

	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of contractual delinquency:
Mortgage Services:
First lien	$2,582	$2,470	$2,254	$2,338	$2,643	$2,734	$2,682	$2,824
Second lien	155	169	163	184	243	266	276	305

Total Mortgage Services	$2,737	$2,639	$2,417	$2,522	$2,886	$3,000	$2,958	$3,129

Consumer Lending:
First lien	$5,023	$4,763	$4,315	$4,199	$4,861	$5,021	$4,796	$4,970
Second lien	345	361	314	337	424	473	483	523

Total Consumer Lending	$5,368	$5,124	$4,629	$4,536	$5,285	$5,494	$5,279	$5,493

Delinquency ratio:
Mortgage Services:
First lien	21.88%	20.20%	17.82%	17.76%	19.12%	18.80%	17.51%	17.40%
Second lien	9.25	9.43	8.61	9.14	11.23	11.38	11.01	11.22

Total Mortgage Services	20.31%	18.83%	16.62%	16.62%	18.05%	17.77%	16.59%	16.51%

Consumer Lending:
First lien	19.00%	17.49%	15.39%	14.52%	16.18%	16.11%	14.80%	14.75%
Second lien	12.31	12.31	10.41	10.79	12.81	13.23	12.53	12.32

Total Consumer Lending	18.36%	16.98%	14.91%	14.16%	15.85%	15.81%	14.56%	14.47%

(2)	The following reflects dollars of contractual delinquency and the Delinquency Ratio for interest-only loans and stated income real estate secured receivables:

	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Dollars of contractual delinquency:
Interest-only loans	$370	$410	$395	$404	$423	$412	$394	$436
Stated income loans	590	617	576	609	683	722	737	820
Delinquency ratio:
Interest-only loans	38.54%	39.84%	35.61%	33.11%	31.76%	28.50%	25.28%	25.54%
Stated income loans	27.35	27.22	24.22	24.20	25.28	24.77	23.46	24.03

Overall dollars of delinquency for continuing operations increased as compared to September 30, 2011 due to higher dollars of delinquency for real estate secured receivables, partially offset by a decrease in dollars of delinquency for personal non-credit card receivables during the quarter. The increase in dollars of delinquency for real estate secured receivables reflects an increase in late stage delinquency reflecting the continuing impact of our temporary suspension of foreclosure activities as previously discussed as the rate at which receivables are being transferred to REO has slowed. Dollars of delinquency for real estate secured receivables associated with real estate secured receivables carried at the lower of amortized cost or fair value less cost to sell increased $426 million since September 30, 2011. These receivables, which are currently carried at the lower of amortized cost or fair value less cost to sell, are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. The increase in dollars of delinquency for receivables carried at net realizable value less cost to sell was partially offset by a decrease in dollars of delinquency on accounts less than 180 days contractually delinquent in the real estate secured receivable portfolio which was driven by a modest increase in re-age volumes during the quarter and lower receivable levels. While it currently remains unclear, a portion of this decrease in dollars of delinquency for real estate secured receivables less than 180 days contractually delinquent may have been partially offset by changes in customer payment behavior due to the temporary suspension of foreclosure activities. Dollars of delinquency for our personal non-credit card decreased as compared to September 30, 2011 reflecting the impact of lower receivable levels and improved credit quality partially offset by seasonal trends for higher delinquency during the second half of the year and the impact of continuing high unemployment levels.

HSBC Finance Corporation

Dollars of two-month-and-over contractual delinquency for continuing operations decreased for both real estate secured and personal non-credit card receivables as compared to December 31, 2010. In our real estate secured receivable portfolio, dollars of two-months-and-over contractual delinquency decreased modestly as compared to December 31, 2010 as a significant increase in late stage delinquency driven by our earlier decision to temporarily suspend foreclosure activities was offset by a decrease in dollars of contractual delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the impact of improvements in economic conditions. While it currently remains unclear, a portion of the decrease in dollars of delinquency for real estate secured receivables less than 180 days contractually delinquent may have been partially offset by changes in customer payment behavior due to the temporary suspension of foreclosure activities. Dollars of delinquency decreased in our personal non-credit card portfolio reflecting the impact of lower receivable levels and improved credit quality.

The delinquency ratio for continuing operations increased as compared to September 30, 2011 reflecting higher dollars of delinquency driven during the quarter by the continuing impact of our temporary suspension of foreclosure activities as discussed above and lower receivable levels. The delinquency ratio for continuing operations also increased as compared to December 31, 2010 as the decrease in receivable levels outpaced the decrease in dollars of delinquency during the year driven by the continuing impact of our temporary suspension of foreclosure activities as discussed above.

Dollars of delinquency for our discontinued credit card receivables at December 31, 2011 increased slightly as compared to September 30, 2011 but decreased as compared to December 31, 2010. The increase as compared to the prior quarter reflects seasonal trends for higher delinquency during the second half of the year. The decrease as compared to December 31, 2010 reflects the impact of lower receivable levels and improvements in credit quality. The delinquency ratio for credit card receivables has increased as compared to September 30, 2011 reflecting the higher delinquency levels discussed above. As compared to December 31, 2010, the delinquency ratio decreased as dollars of delinquency during the year decreased at a faster pace than receivable levels due to improvements in credit quality.

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

	2011					2010					2009
	Full Year	Quarter Ended(1)				Full Year	Quarter Ended(1)				Full Year
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31

	(dollars are in millions)
Net charge-off dollars:
Continuing operations:
Real estate secured(1)	$3,260	$757	$724	$763	$1,016	$5,155	$1,022	$1,196	$1,452	$1,485	$6,598
Personal non-credit card	718	147	137	174	260	1,954	357	380	539	678	3,812

Total consumer – continuing operations	3,978	904	861	937	1,276	7,109	1,379	1,576	1,991	2,163	10,410
Discontinued operations	643	-	127	229	287	1,785	311	360	511	603	2,742

Total consumer	$4,621	$904	$988	$1,166	$1,563	$8,894	$1,690	$1,936	$2,502	$2,766	$13,152

Net charge-off ratio:
Continuing operations:
Real estate secured(2)	7.13%	6.97%	6.46%	6.59%	8.43%	9.50%	8.12%	9.05%	10.47%	10.17%	9.85%
Personal non-credit card	11.84	10.92	9.42	11.13	15.26	22.65	19.13	18.60	24.03	27.32	27.96

Total consumer – continuing operations	7.69	7.41	6.80	7.13	9.27	11.30	9.54	10.32	12.36	12.66	12.91
Discontinued operations(3)	10.32	-	8.23	9.94	11.92	14.24	12.60	12.19	15.07	16.15	15.53

Total consumer	7.97%	7.41%	6.95%	7.55%	9.67%	11.79%	9.98%	10.63%	12.83%	13.28%	13.38%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables – continuing operations	7.58%	7.27%	6.80%	6.84%	9.31%	10.01%	9.07%	9.61%	10.76%	10.43%	10.14%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

HSBC Finance Corporation

(2)	Real estate secured net charge-off of consumer receivables as a percent of average consumer receivables for our Mortgage Services and Consumer Lending businesses are as follows:

	2011					2010					2009
	Full Year	Quarter Ended				Full Year	Quarter Ended				Full Year
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31

	(dollars are in millions)
Net charge-off dollars:
Mortgage Services:
First lien	$1,001	$221	$226	$242	$312	$1,558	$305	$360	$452	$441	$2,204
Second lien	339	73	70	86	110	619	132	134	157	196	1,052

Total Mortgage Services	$1,340	$294	$296	$328	$422	$2,177	$437	$494	$609	$637	$3,256

Consumer Lending:
First lien	$1,492	$357	$345	$329	$461	$2,210	$433	$537	$643	$597	$2,152
Second lien	427	105	83	106	133	768	152	165	200	251	1,190

Total Consumer Lending	$1,919	$462	$428	$435	$594	$2,978	$585	$702	$843	$848	$3,342

Net charge-off ratio:
Mortgage Services:
First lien	7.88%	7.36%	7.26%	7.51%	9.27%	10.13%	8.66%	9.62%	11.45%	10.56%	11.35%
Second lien	17.85	16.93	15.23	17.62	21.10	24.52	23.52	22.16	24.25	27.46	28.72

Total Mortgage Services	9.18%	8.56%	8.28%	8.83%	10.85%	12.16%	10.68%	11.36%	13.26%	13.04%	14.11%

Consumer Lending:
First lien	5.32%	5.33%	5.00%	4.63%	6.26%	6.81%	5.68%	6.75%	7.78%	6.93%	5.60%
Second lien	14.11	14.66	11.18	13.78	16.63	19.62	17.54	17.80	19.73	22.61	21.93

Total Consumer Lending	6.18%	6.23%	5.60%	5.52%	7.28%	8.19%	6.88%	7.91%	9.09%	8.73%	7.62%

(3)

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

Full Year 2011 compared to Full Year 2010  Overall dollars of net charge-offs for continuing operations for the full year 2011 decreased significantly as compared to full year 2010 as all receivable portfolios were positively impacted by lower average dollars of delinquency as compared to the prior year and lower levels of personal bankruptcy filings. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. The overall decrease in dollars of net charge-offs for real estate secured receivables reflects the impact of the decreases in average dollars of delinquency as fewer accounts have been migrating to charge-off due to lower receivable levels and the impact of our temporary suspension of foreclosure activities because once the foreclosure process commences a higher payment is required for an account to be re-aged and as a result more accounts are re-aging. However, we anticipate charge-off levels for real estate secured receivables may increase in future periods as delinquency levels which began to rise during the second half of 2011 will remain under pressure and these receivables begin to migrate to charge-off in future periods.

The net charge-off ratio for receivables from continuing operations for full year 2011 decreased 361 basis points as compared to the full year 2010 reflecting lower dollars of net charge-offs as discussed above which significantly outpaced the decrease in average receivables as the rate at which receivables are being transferred to REO has slowed as a result of our temporary suspension of foreclosure activities.

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for full year 2011 decreased due to lower dollars of net charge-offs and lower REO expenses as a result of our temporary suspension of foreclosure activities partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

HSBC Finance Corporation

Dollars of net charge-offs for discontinued credit card receivables for full year 2011 decreased as compared to full year 2010; however, a portion of the decrease reflects fewer charge-offs beginning in the third quarter as we stopped recording charge-offs on our credit card receivable portfolio after it became part of the disposal group held for sale to Capital One in August 2011 which is carried at the lower of amortized cost or fair value. Assuming charge-off had been recorded for the full year 2011 in accordance with our existing charge-off policy, dollars of net charge-off would have remained lower due to the lower dollars of delinquency we have been experiencing over the past several quarters as a result of lower receivable levels and lower levels of personal bankruptcy filings, partially offset by the impact of continuing high unemployment levels.

The net charge-off ratio for our discontinued credit card receivable portfolio decreased 392 basis points for the full year 2011 as compared to the full year 2010. Excluding the impact of the transfer of the credit card receivable portfolio to held for sale in August 2011 as discussed above, the net charge-off ratio remained lower as the decrease in dollars of net charge-offs due to lower delinquency levels outpaced the decrease in average receivables.

Full Year 2010 compared to Full Year 2009  Dollars of net charge-offs for continuing operations decreased for the full year of 2010 for all products as compared to the full year 2009, reflecting lower delinquency levels as a result of lower average receivable levels, improvements in economic conditions since year-end 2009 and lower levels of personal bankruptcy filings during 2010, partially offset by the impact of continued high unemployment levels and as it relates to first lien real estate secured receivables in our Consumer Lending business, portfolio seasoning. Additionally, a portion of the decrease in dollars of net charge-offs reflects charge-off activity during 2009 that would have been recorded in prior periods had the changes made to the charge-off policy in December 2009 for real estate secured and personal non-credit card receivables been effective prior to 2009. Dollars of net charge-offs for real estate secured receivables for full year 2010 also reflect improvements in total loss severities as a result of an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels.

The net charge-off ratio for continuing operations decreased 161 basis points as the decrease in dollars of net charge-offs as discussed above outpaced the decrease in average receivables. The net charge-off ratio was also impacted by the December 2009 Charge-off Policy Changes as dollars of net charge-off in 2009 reflects charge-off activity that would have been recorded in prior periods had the changes been made to the charge-off policy in December 2009 been effective prior to 2009.

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables decreased during 2010 as a result of the decrease in dollars of net charge-offs as discussed above, partially offset by the impact of higher REO expense and lower average receivable levels. Higher REO expense during 2010 reflects a higher loss on sale of REO properties as home prices declined during the second half of 2010 as well as higher overall expenses for REO properties. See “Results of Operations” for further discussion of REO expenses.

Dollars of net charge-offs for our discontinued credit card receivables decreased for the full year 2010 as compared to full year 2009 reflecting lower delinquency levels as a result of lower average receivable levels as previously discussed, lower levels of personal bankruptcy filings and higher recoveries, partially offset by the impact of continued high unemployment levels. Lower dollars of net charge-offs also reflect improvements in economic conditions since year-end 2009.

The net charge-off ratio for our discontinued credit card receivable portfolio decreased 129 basis points for the full year 2010 as compared to the full year 2009 as the decrease in dollars of net charge-offs outpaced the decrease in average receivables.

HSBC Finance Corporation

Nonperforming Assets  Nonperforming assets are summarized in the following table.

At December 31,	2011	2010	2009
	(dollars are in millions)
Continuing operations:
Nonaccrual receivable portfolios(2):
Real estate secured:
First lien	$6,200	$5,916	$6,306
Second lien	344	444	689

Total real estate secured(3)	6,544	6,360	6,995
Personal non-credit card	330	530	998

Total nonperforming receivables	6,874	6,890	7,993
Real estate owned	299	962	592

Total nonperforming assets – continuing operations	7,173	7,852	8,585
Discontinued operations(1)	344	447	1,142

Total nonperforming assets	$7,517	$8,299	$9,727

Credit loss reserves as a percent of nonperforming receivables – continuing operations	86.6%	80.0%	91.0%

(1)	Includes credit card receivables which continue to accrue interest after they become 90 or more days delinquent, consistent with industry practice.

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

(3)

At December 31, 2011, 2010 and 2009, non-accrual real estate secured receivables include $4.7 billion, $4.1 billion and $3.3 billion, respectively, of receivables that are carried at fair value less cost to sell.

Total nonperforming receivables were essentially flat as compared to December 31, 2010 as a significant decrease in nonperforming personal non-credit card receivables, due to lower delinquency levels during 2011 as a result of lower receivable levels and improved credit quality, was largely offset by higher nonperforming real estate secured receivables. The higher levels of nonperforming real estate secured receivables reflect the impact of higher late stage delinquency reflecting the continuing impact of our temporary suspension of foreclosure activities as discussed above.

The following table below summarizes TDR Loans for continuing operations that are shown as nonperforming receivables in the table above. As discussed more fully in Note 6, “Receivables,” in the accompanying consolidated financial statements, during the third quarter of 2011 we adopted new accounting guidance for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. The TDR Loan balances in the table below as of December 31, 2010 and 2009 use our previous definition of TDR Loans as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements and as such are not directly comparable to the balances at December 31, 2011.

The following table below summarizes TDR Loans for continuing operations that are shown as nonperforming receivables in the table above.

At December 31,	2011	2010	2009
	(in millions)
Real estate secured	$2,685	$1,825	$1,607
Personal non-credit card	174	90	106

Total	$2,859	$1,915	$1,713

HSBC Finance Corporation

See Note 6, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.

Customer Account Management Policies and Practices  Our policies and practices for the collection of consumer receivables, including our customer account management policies and practices, permit us to take action with respect to delinquent or troubled accounts based on criteria which, in our judgment, evidence continued payment probability, as well as, in the case of real estate secured receivables, a continuing desire for borrowers to stay in their homes. The policies and practices are designed to manage customer relationships, improve collection opportunities and avoid foreclosure as determined to be appropriate. From time to time we re-evaluate these policies and procedures and make changes as deemed appropriate.

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

In April 2011, the FASB issued an Accounting Standards Update which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. We adopted this new accounting guidance during the third quarter of 2011. Under this new guidance, we have determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior modification or re-age since the first quarter of 2007, should be considered TDR Loans. The adoption of this new accounting guidance has resulted in significantly higher volumes of re-aged accounts and modified accounts being reported as TDR Loans. TDR Loans are typically reserved for using a discounted cash flow methodology which, in addition to credit losses, takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers credit losses. As the level of TDR Loans increases, our overall credit loss reserves will increase due to the different methodology used to establish reserves on these receivables. See Note 6, “Receivables,” in the accompanying consolidated financial statements for additional information on our adoption of this new accounting guidance.

HSBC Finance Corporation

The projected cash flows and timing of cash flows on non-performing loans is based on our recent historical migration statistics which we believe are the best estimate of future cash flows and timing of cash flows for this run-off portfolio. Historically, we more heavily utilized certain third party loan default estimates, adjusted for macro-economic assumptions, which were adjusted for trends in our portfolio. We now estimate cash flows incorporating more directly this internal data. Our estimates of home price severity are based on a 12-month average of broker price opinions received which are discounted from the date we expect to receive the proceeds.

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

The following summarizes our customer account management policies and practices for our discontinued credit card receivable portfolio.

Credit Card Re-aging Policies and Practices(1)

•	Accounts qualify for re-aging if we receive three consecutive minimum monthly payments or a lump sum equivalent.

•

Accounts qualify for re-aging if the account has been in existence for a minimum of nine months and the account has not been re-aged in the prior twelve months and not more than once in the prior five years.

•

Accounts entering third party debt counseling programs are limited to one re-age in a five-year period in addition to the general limits of one re-age in a twelve-month period and two re-ages in a five-year period,

(1)

We employ account re-aging and other customer account management policies and practices as flexible customer account management tools as criteria may vary by product line. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess re-aging criteria and they are subject to modification or exceptions from time to time. Accordingly, the description of our account re-aging policies or practices provided in this table should be taken only as general guidance to the re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be re-aged, that every account meeting these criteria will in fact be re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run more conservative tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

HSBC Finance Corporation

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 373,400 real estate secured loans with an aggregate outstanding principal balance of $43.4 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below and a proactive adjustable rate mortgage (“ARM”) reset modification program which ended during the fourth quarter of 2009 and more fully described in our 2010 Form 10-K. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of December 31, 2011	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	36%	35%
30- to 59-days delinquent	6	6
60-days or more delinquent	19	23
Paid-in-full	8	8
Charged-off, transferred to real estate owned or sold	31	28

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

	Number of Accounts(1)		Outstanding Receivable Balance(1)(4)
	Consumer Lending	Mortgage Services	Consumer Lending	Mortgage Services
	(accounts are in thousands)		(dollars are in millions)
December 31, 2011:
Collection re-age only	90.9	28.5	$7,641	$2,488
Modification only(2)	8.2	5.4	855	584
Modification re-age	66.9	43.3	7,732	4,936

Total loans modified and/or re-aged(3)	166.0	77.2	$16,228	$8,008

December 31, 2010:
Collection re-age only	90.0	32.0	$7,707	$2,843
Modification only(2)	11.8	7.6	1,340	868
Modification re-age	67.2	46.8	8,222	5,683

Total loans modified and/or re-aged(3)	169.0	86.4	$17,269	$9,394

December 31, 2009:
Collection re-age only	91.3	36.5	$7,779	$3,331
Modification only(2)	16.6	10.6	2,096	1,274
Modification re-age	67.5	53.1	8,805	6,917

Total loans modified and/or re-aged(3)	175.4	100.2	$18,680	$11,522

(1)

See Note 6, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and /or re-aged loans which are accounted for as trouble debt restructurings.

(2)	Includes loans that have been modified under a proactive ARM reset modification program which ended during the fourth quarter of 2009 as described in our 2010 Form 10-K.

HSBC Finance Corporation

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

	Number of Accounts		Outstanding Receivable Balance
	Consumer Lending	Mortgage Services	Consumer Lending	Mortgage Services
December 31, 2011:
Current or less than 30-days delinquent	62%	61%	59%	62%
30- to 59-days delinquent	10	9	11	9
60-days or more delinquent	28	30	30	29

	100%	100%	100%	100%

December 31, 2010:
Current or less than 30-days delinquent	65%	63%	62%	63%
30- to 59-days delinquent	11	10	12	11
60-days or more delinquent	24	27	26	26

	100%	100%	100%	100%

December 31, 2009:
Current or less than 30-days delinquent	62%	64%	59%	65%
30- to 59-days delinquent	13	11	14	11
60-days or more delinquent	25	25	27	24

	100%	100%	100%	100%

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

In addition to the account management techniques discussed above, we have also increased the use of deed-in-lieu and short sales beginning in 2010 to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of deed-in-lieu and short sales will continue to be elevated in future periods as we continue to work with our customers.

Modification programs Our Mortgage Services and Consumer Lending businesses actively use account modifications to reduce the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently declined. Additionally, our loan modification programs are designed to improve cash collections and avoid foreclosure as determined to be appropriate.

HSBC Finance Corporation

Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowered the interest rate on fixed rate loans and for ARM loans the expanded program modified the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select borrowers facing a temporary hardship and expands the treatment options to include term extension and principal forbearance.

By late 2009 and continuing into 2011, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term, the continued seasoning of a liquidating portfolio and, beginning in the second quarter of 2010, the requirement for real estate secured and personal noncredit card borrowers to make two qualifying payments in 60 days before an account will be modified. Modification volumes will also be lower going forward as we are no longer originating real estate secured and personal noncredit card receivables.

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

The following table summarizes loans modified during 2011 and 2010, some of which may have also been re-aged:

	Number of Accounts Modified		Outstanding Receivable Balance at Time of Modification
	Consumer Lending	Mortgage Services	Consumer Lending	Mortgage Services
	(accounts are in thousands)		(dollars are in billions)
Foreclosure avoidance programs(1)(2):
Year ended December 31, 2011	16.6	12.3	$2.3	$1.6
Year ended December 31, 2010	24.9	17.6	3.6	2.4

(1)	Includes all loans modified during the years ended December 31, 2011 and 2010 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	340	343	336	340	333	341	339	329
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	26.2%	27.1%	27.1%	27.2%	25.4%	27.6%	27.3%	26.5%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)

Excludes any modifications on purchased receivable portfolios of our Consumer Lending business. The purchase receivable portfolios of our Consumer Lending business totaled $1.1 billion, $1.1 billion, $1.1 billion, $1.1 billion, $1.2 billion, $1.2 billion, $1.3 billion and 1.4 billion as of December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

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

We continue to monitor and track information related to accounts that have been re-aged. At December 31, 2011, approximately 92 percent of all re-aged receivables are real estate secured products. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

HSBC Finance Corporation

Re-age Table(1)(2)(3)(4)

At December 31,	2011	2010
Continuing operations:
Never re-aged	50.0%	52.7%
Re-aged:
Re-aged in the last 6 months	9.5	12.3
Re-aged in the last 7-12 months	12.1	11.6
Previously re-aged beyond 12 months	28.4	23.4

Total ever re-aged	50.0	47.3

Total continuing operations:	100.0%	100.0%

Discontinued operations:
Never re-aged	96.9	95.8
Re-aged	3.1	4.2

Total discontinued operations	100.0%	100.0%

Re-aged by Product(1)(2)(3)(4)

At December 31,	2011		2010
	(dollars are in millions)
Continuing operations:
Real estate secured(5)	$22,080	51.7%	$24,125	48.9%
Personal non-credit card	1,874	36.1	2,565	36.0

Total – continuing operations	23,954	50.0	26,690	47.3
Discontinued operations	295	3.1	412	4.2

Total	$24,249	42.6%	$27,102	40.7%

(1)	The tables above includes both Collection Re-ages and Modification Re-ages, as discussed above.

(2)

The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

(3)	Excludes commercial and other.

(4)

The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At December 31, 2011 and 2010, the unpaid principal balance of re-ages without receipt of a payment totaled $783 million and $737 million, respectively.

(5)	The Mortgage Services and Consumer Lending businesses real estate secured re-ages are as shown in the following table:

At December 31,	2011	2010
	(in millions)
Mortgage Services	$7,728	$8,914
Consumer Lending	14,352	15,211

Total real estate secured	$22,080	$24,125

The overall decrease in dollars of re-aged loans during 2011 reflects the lower receivable levels as discussed above. At December 31, 2011 and 2010, $6.9 billion (29 percent of total re-aged loans in the Re-age Table) and $7.0 billion (26 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

Geographic Concentrations  The following table reflects the percentage of receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of December 31, 2011 and 2010.

	Percentage of Receivables at December 31, 2011			Percentage of Receivables at December 31, 2010
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
California	9.5%	5.1%	9.1%	9.9%	5.8%	9.4%
New York	7.2	6.8	7.2	7.0	6.8	7.0
Pennsylvania	6.1	6.7	6.2	5.9	6.4	6.0
Florida	5.9	5.8	5.9	6.3	5.7	6.2
Ohio	5.5	6.3	5.6	5.5	6.0	5.6

Liquidity and Capital Resources

During 2011, marketplace liquidity continued to be available for most sources of funding, except for mortgage securitizations. Companies in the financial sector continue to be able to issue debt, although during 2011 and in particular during the second half of 2011 credit spreads continued to be impacted by the European sovereign debt crisis and the current budgetary and economic environment in the United States.

HSBC Finance Corporation  HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the parent company that owns the outstanding common stock of its subsidiaries. In 2011 and 2010, HSBC Finance Corporation received cash dividends from its subsidiaries of $455 million and $64 million, respectively.

HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock. We did not pay any dividends on our common stock to HINO in 2011 or 2010. We will maintain our capital at levels that we perceive to be consistent with our current credit ratings either by limiting the dividends to or through capital contributions from our parent.

HSBC Finance Corporation manages all of its operations directly and in 2011, funded these businesses primarily through cash generated from operations, issuances of commercial paper, retail-oriented medium-term notes, borrowings from HSBC affiliates and capital contributions from our parent. HSBC Finance Corporation markets its commercial paper primarily through an in-house sales force. Our term debt was generally marketed through subsidiaries of HSBC. Medium-term and long-term debt has historically also been marketed through unaffiliated investment banks.

Debt due to HSBC subsidiaries totaled $8.3 billion at both December 31, 2011 and 2010. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.

At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2011, HSBC Finance Corporation made net capital contributions to its subsidiaries of $1.1 billion. During 2010, capital contributions to certain subsidiaries were more than offset by dividends paid to HSBC Finance Corporation. This resulted in a net return of capital to HSBC Finance Corporation from certain subsidiaries of $630 million in 2010.

HSBC Finance Corporation

HSBC Related Funding  Debt due to affiliates and other HSBC related funding are summarized in the following table:

At December 31,	2011		2010
	(in billions)
Debt issued to HSBC subsidiaries:
Total debt	$8.3	(1)	$8.3	(1)

Debt outstanding to HSBC clients:
Euro commercial paper	.4		.4
Term debt	.1		.3

Total debt outstanding to HSBC clients	.5		.7
Cash received on bulk and subsequent sales of credit card receivables to HSBC Bank USA, net (cumulative)	7.6		8.6
Cash received on bulk and subsequent sales of private label credit card receivables to HSBC Bank USA, net (cumulative)	12.8		13.5
Real estate secured receivable activity with HSBC Bank USA (cumulative):
Cash received on sales	3.7		3.7
Direct purchases from correspondents	4.2		4.2
Reductions in real estate secured receivables sold to HSBC Bank USA	(6.6)		(6.4)

Total real estate secured receivable activity with HSBC Bank USA (cumulative)	1.3		1.5

Cash received from sale of U.K. and Canadian operations to HSBC affiliates	3.4		3.4
Capital contributions by HINO (cumulative)	9.5		8.8
Issuance of Series C Preferred Stock to HINO	1.0		1.0

Total HSBC related funding	$44.4		$45.8

(1)	At December 31, 2011 and 2010, debt due to affiliates includes $447 million and $436 million, respectively, carried at fair value.

At December 31, 2011 and 2010, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 18 percent and 15 percent of our total debt and preferred stock funding, respectively.

At December 31, 2011 and 2010, we have committed back-up lines of credit totaling $2.0 billion with HSBC affiliates. There were no balances outstanding under these back-up lines of credit at December 31, 2011 and 2010. Additionally, we have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA. At December 31, 2011 and 2010, there were no balances outstanding under these facilities.

We have derivative contracts with a notional value of $40.4 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2011 and $49.9 billion, or approximately 99 percent at December 31, 2010.

Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $1.1 billion and $1.0 billion at December 31, 2011 and 2010, respectively. Securities purchased under agreements to resell totaled $920 million and $4.3 billion December 31, 2011 and 2010, respectively. Interest bearing deposits with banks increased as compared to December 31, 2010 as a result of the sale of certain available-for-sale securities in the fourth quarter of 2011 which offset the withdrawal in the third quarter of 2011 of a $1.0 billion deposit we had made with HSBC Bank plc to fund on-going operations. The decrease in securities purchased under agreements to resell reflects debt maturities and a decrease in collateral required from counterparties under our derivative agreements, partially offset by the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios and the sale of REO properties.

Commercial Paper  totaled $4.0 billion and $3.2 billion at December 31, 2011 and 2010, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $368 million and $450 million at December 31, 2011 and 2010, respectively. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper.

HSBC Finance Corporation

In April 2011, we refinanced all of our third party back-up lines, totaling $4.3 billion, into a new $4.0 billion credit facility, split evenly between tenors of 364 days and three years. At December 31, 2011 and 2010, we also have credit facilities totaling $2.0 billion with HSBC affiliates to support our issuance of commercial paper as discussed above. In total, we have committed back-up lines of credit totaling $6.0 billion at December 31, 2011 compared to $6.3 billion at December 31, 2010.

Long-Term Debt  decreased to $39.8 billion at December 31, 2011 from $54.4 billion at December 31, 2010. The following table summarizes issuances and repayments of long-term debt for continuing operations during the years ended December 31, 2011 and 2010:

Year Ended December 31,	2011	2010
	(in millions)
Long-term debt issued	$245	$1,519	(1)
Repayments of long-term debt	(13,386)	(14,734	)(1)

Net long-term debt retired from continuing operations	$(13,141)	$(13,215)

(1)	In addition to the amounts of debt issued and repaid in the table above, during 2010 we also exchanged $1.8 billion of senior debt for $1.9 billion of subordinated debt.

The long-term debt issued during 2011 relates to InterNotesSM (retail-oriented medium-term notes).

During the second quarter of 2011, we called $600 million of retail medium-term notes. This transaction was completed during July 2011. This transaction was funded through a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of December 31, 2011, $600 million was outstanding under this loan agreement.

During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed.

Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 are secured by $5.3 billion of closed-end real estate secured receivables. Secured financings of $3.9 billion at December 31, 2010 were secured by $5.9 billion of closed-end real estate secured receivables.

In order to eliminate future foreign exchange risk, currency swaps are used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes issued.

As it relates to our discontinued credit card operations, we have secured conduit credit facilities with commercial banks which provide for secured financings of credit card receivables on a revolving basis totaling $650 million at both December 31, 2011 and 2010. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. At December 31, 2010, secured financings with a balance of $195 million were secured by $390 million of credit card receivables. These secured financings will be paid in full immediately prior to the sale of our Card and Retail Services business.

Preferred Shares  During the fourth quarter of 2010, our Board of Directors approved the issuance of up to 1,000 shares of Series C preferred stock. As a result, in November 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C preferred stock may be redeemed at our option after November 30, 2025. Dividends paid during 2011 totaled $89 million. This transaction also enhanced both our common and preferred equity to total assets and tangible shareholders’ equity to tangible assets ratios. It did not, however, impact our tangible common equity to tangible assets ratio.

In June 2005, we issued 575,000 shares of Series B Preferred Stock to third parties for $575 million. Dividends on the Series B preferred stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B preferred stock may be redeemed at our option after June 23, 2010. In 2011 and 2010, we paid dividends each year totaling $37 million on the Series B Preferred Stock.

HSBC Finance Corporation

Common Equity  In 2011, HINO made capital contributions to us totaling $690 million in exchange for two shares of common stock. In 2010, HINO made a capital contribution to us totaling $200 million in exchange for one share of common stock. These contributions were made to support ongoing operations and to maintain capital at levels we believe are necessary to support our operations. As we continue to liquidate our Consumer Lending and Mortgage Services receivable portfolios, HSBC’s continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.

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

Selected capital ratios are summarized in the following table:

At December 31,	2011	2010
Tangible common equity to tangible assets(1)	7.12%	7.31%
Common and preferred equity to total assets	10.91	10.01

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

2012 Funding Strategy  Our current range of estimates for funding needs and sources for 2012 are summarized in the following table:

	(in billions)
Funding needs:
Commercial paper maturities	$4	-	$4
Increase in short term investment	1	-	1
Term debt maturities	11	-	12
Secured financing maturities	1	-	2
Litigation bond	3	-	4

Total funding needs	$20	-	$23

Funding sources:
Net asset attrition(1)	$3	-	$2
Commercial paper issuances	4	-	5
Sale of Card and Retail Services business	12	-	13
HSBC and HSBC subsidiaries, including capital infusions Term debt issuance	-	-	1
Other(2)	1	-	2

Total funding sources	$20	-	$23

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

For 2012, the sale of the Card and Retail Services business and continued portfolio attrition will be key sources of liquidity. The combination of the sale of our Card and Retail Services business, cash generated from operations, potential asset sales should market pricing for receivables improve and commercial paper issuances will generate the liquidity necessary to meet our maturing debt obligations in 2012.

HSBC Finance Corporation

During 2011, our commercial paper balances outstanding were higher than during 2010 as it served as a cost effective source of funding in the current rate environment. We anticipate average commercial paper outstanding will be higher in 2012 than during 2011 as a result of the current low interest rate environment. The majority of outstanding commercial paper in 2012 is expected to be directly placed, domestic commercial paper. Euro commercial paper will continue to be marketed predominately to HSBC clients.

Capital Expenditures  We made capital expenditures of $4 million and $10 million for continuing operations during 2011 and 2010, respectively. Capital expenditures in 2012 for continuing operations are not expected to be significant.

Commitments  We also enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. As a result, the amounts below, which primarily relate to our discontinued credit card operations, do not necessarily represent future cash requirements at December 31, 2011:

As of December 31,	2011	2010
	(in billions)
Private label and credit cards(1)(2)	$105.0	$99.2
Other consumer lines of credit	.5	.5

Open lines of credit	$105.5	$99.7

(1)

Amounts at December 31, 2011 and 2010 include open lines of credit totaling $94.5 billion and $88.2 billion related to private label credit cards and the GM and UP Portfolios for which we sell all new receivable originations to HSBC Bank USA on a daily basis.

(2)	Includes an estimate for acceptance of credit offers mailed to potential customers prior to December 31, 2011 and 2010.

Contractual Cash Obligations  The following table summarizes our long-term contractual cash obligations for our continuing operations at December 31, 2011 by period due:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Principal balance of debt:
Due to affiliates	$1,250	$1,325	$1,805	$2,005	$500	$1,331	$8,216
Long-term debt (including secured financings)	11,228	6,937	3,538	5,500	5,244	7,122	39,569

Total debt	12,478	8,262	5,343	7,505	5,744	8,453	47,785

Operating leases:
Minimum rental payments	10	7	6	6	5	-	34
Minimum sublease income	(3)	(3)	(4)	(4)	(3)	-	(17)

Total operating leases	7	4	2	2	2	-	17

Obligation to the HSBC North America Pension Plan(1)	54	43	13	-	-	-	110
Non-qualified postretirement benefit liability(2)	26	25	24	24	23	270	392

Total contractual cash obligations	$12,565	$8,334	$5,382	$7,531	$5,769	$8,723	$48,304

(1)

Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the fourth quarter of 2011 and establishes required annual contributions by HSBC North America through 2014. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2011. See Note 18, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(2)	Expected benefit payments calculated include future service component.

We currently anticipate entering into site-sharing agreements with Capital One for certain locations for a period of time which are not reflected in the operating lease obligations above.

HSBC Finance Corporation

These cash obligations could be funded primarily through cash generated from operations, the sale of our Card and Retail Services business, capital infusions from HSBC, or through affiliate funding.

Our purchase obligations for goods and services at December 31, 2011 were not significant.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the year ended December 31, 2011 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of December 31, 2011 and 2010, our Level 3 instruments recorded at fair value on a recurring basis include $18 million and $24 million, respectively, primarily U.S. corporate debt securities and asset-backed securities. As of December 31, 2010, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $4 million. As of December 31, 2011, we had no Level 3 assets recorded at fair value on a non-recurring basis in continuing operations.

HSBC Finance Corporation

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during 2011. Transfers from Level 1 to Level 2 during 2010 totaled $59 million and transfers from Level 2 to Level 1 during 2010 totaled $9 million as a result of reclassifications in certain product groupings.

Transfers Between Level 2 and Level 3 Measurements  Assets recorded at fair value on a recurring basis at December 31, 2011 and 2010 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities and mortgage-backed securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During 2011, we transferred $55 million of U.S. Corporate debt securities, asset-backed securities and foreign corporate debt securities from Level 2 to Level 3 which met one or both of the conditions described above, partially offset by the transfer of $39 million of U.S. corporate debt securities and securities of U.S. government sponsored enterprises from Level 3 to Level 2 as they no longer met one or both of the conditions described above.

During 2010, we transferred $27 million of U.S. government sponsored enterprises and corporate debt securities, from Level 3 to Level 2 as they no longer met one or both of the conditions described above, which was partially offset by the transfer of $12 million of U.S. government sponsored enterprises, corporate debt securities and asset-backed securities from Level 2 to Level 3 which met one or both of the conditions described above.

We reported a total of $18 million and $24 million of available-for-sale securities, or approximately 1 percent of our securities portfolio as Level 3 at both December 31, 2011 and 2010, respectively. At both December 31, 2011 and 2010, total Level 3 assets were 1 percent of total assets measured at fair value on a recurring basis.

See Note 22, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Overview  Some degree of risk is inherent in virtually all of our activities. Accordingly, we have comprehensive risk management policies and practices in place to address potential risks, which include the following:

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

•

Market risk is the potential for losses in daily mark-to-market positions due to adverse movements in money, foreign exchange, equity or other markets and include net interest income and mark-to-market;

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements;

•

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk but excluding strategic and reputational risk);

•	Compliance risk is the risk arising from failure to comply with relevant laws, regulations and regulatory requirements governing the conduct of specific businesses;

HSBC Finance Corporation

•

Reputational risk is the risk arising from a failure to safeguard our reputation by maintaining the highest standards of conduct at all times and by being aware of issues, activities and associations that might pose a threat to the reputation of HSBC, locally, regionally or internationally; and

•

Strategic risk is the risk that the business will fail to identify, execute and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action.

The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures can be made to all concerned parties;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.

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

Senior managers within an independent central risk organization under the leadership of HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the HSBC North America Chief Risk Officer and the Chief Compliance Officer provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Operational risk is decentralized and is the responsibility of each business and support unit to manage under the direction of the HSBC North America Head of Operational Risk and a centralized team. Compliance risk is managed through an effective enterprise-wide compliance risk management program to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the HSBC North America Chief Compliance Officer oversees the design, execution and administration of the enterprise-wide compliance program.

Historically, our approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. As such, extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in our policies and procedures. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board which consists of senior executives throughout the HSBC organization.

In the course of our regular risk management activities, we use simulation models to help quantify the risk we are taking. The output from some of these models is included in this section of our filing. By their nature, models are based on various assumptions and relationships. We believe that the assumptions used in these models are reasonable, but events may unfold differently than what is assumed in the models. In actual stressed market conditions, these assumptions and relationships may no longer hold, causing actual experience to differ significantly from the results predicted in the model. Consequently, model results may be considered reasonable

HSBC Finance Corporation

estimates, with the understanding that actual results may vary significantly from model projections. Interest rate risk and liquidity metrics have been adjusted to reflect the impact of the pending sale of our Card and Retail Services business to Capital One. The risk metrics reflect current assumed transaction dates, with balances reduced at projected sale date.

Risk management oversight begins with the HSBC Finance Corporation Board of Directors and its Audit, Risk and Compliance Committees. An HSBC Finance Corporation Risk Management Committee, chaired by the Chief Risk Officer, focuses on governance, emerging issues, and risk management strategies.

In addition, the HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review liquidity and market risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board and approved by our Audit and Risk Committee.

Further oversight is provided by a network of specialized subcommittees which function under the HSBC North America Risk Management Committee. These subcommittees are chaired by the Chief Risk Officer and his staff and include the Operational Risk and Internal Control Committee (“ORIC”), the Credit Risk Analytics Oversight Committee, a Capital Management Review Meeting, the HSBC North America Risk Executive Committee, the Risk Appetite Committee, and Stress Testing and Scenario Oversight Committee.

While the charters of the Risk Management Committee and each sub-committee are tailored to reflect the roles and responsibilities of each committee, they all have the following common themes:

•	defining and measuring risk and establishing policies, limits, and thresholds;

•	monitoring and assessing exposures, trends and the effectiveness of the risk management framework; and

•	reporting through the Chief Risk Officer to the Board of Directors.

HSBC North America’s Risk Appetite framework describes through its Risk Appetite Statement and its Risk Appetite Limits the quantum and types of risk that it is prepared to take in executing its strategy. It develops and maintains the linkages between strategy, capital, risk management processes, and HSBC Group strategy and directs HSBC North America’s businesses to be targeted along strategic and risk priorities and in line with the forward view of available capital under stress.

Oversight of all liquidity, interest rate and market risk is provided by ALCO which is chaired by the HSBC North America Chief Financial Officer. Subject to the approval of our Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.

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

HSBC Finance Corporation

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

A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The CRRI function provides an ongoing independent assessment of credit risk, the quality of credit risk management and in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending unit. Selective capital markets based functions are included within this scope. CRRI also independently assesses the retail and wholesale credit risk and reserving models to determine if they are fit for purpose and consistent with regulatory requirements and HSBC Group Policy.

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

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $10 million and $33 million at December 31, 2011 and 2010, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash collateral of $584 million and $2.5 billion at December 31, 2011 and 2010, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

See Note 13, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 22, “Fair Value Measurements,” for information regarding the fair value of our financial instruments.

HSBC Finance Corporation

Liquidity Risk Management  The balance sheet and credit dynamics described above have had a significant impact on our liquidity risk management processes. Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolios coupled with the planned sale of our Card and Retail Services business during the second quarter of 2012 as previously discussed will be the primary driver of our liquidity management process going forward. However, lower cash flow, as a result of declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, will not provide sufficient cash to fully cover maturing debt over the next four to five years. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans or through direct support from HSBC and its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should market pricing for receivables improve in future years, our intent may change and a portion of this required funding could be generated through selected receivable portfolio sales in our run-off portfolios.

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

The following summarizes our credit ratings at December 31, 2011 and 2010:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of December 31, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	A-	Baa1	A+
Commercial paper	A-1	P-1	F1+
Series B preferred stock	BBB+	Baa2	A

As of December 31, 2011, there were no pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above. In December 2011, Fitch finalized a revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. While the ratings of certain of our subordinated, trust preferred or preferred securities may be reduced as Fitch implements the criteria in the first quarter of 2012, we are unable to predict the likelihood or extent of any such action. On February 15, 2012, Moody’s announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody’s publications on January 19, 2012 where Moody’s announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody’s put our long-term and short-term ratings on negative credit watch. We believe there is the potential for a multiple notch downgrade on our long-term rating. Any downgrade of the long-term rating would likely result in a minimum 1 notch downgrade of our short-term rating. Moody’s review is expected to take up to 90 days.

Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, failure to complete or a delay in completing the sale of our Card and Retail Services business to Capital One, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC, its subsidiaries and clients.

The measurement and management of liquidity risk is a primary focus for us. Three standard analyses are utilized to accomplish this goal. First, a rolling 90 day funding plan is updated several times each week to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annual) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next two calendar years are updated weekly. These plans compare funding inflows from projected balance sheet attrition and cash generated from

HSBC Finance Corporation

operations with debt maturities and determine both the timing and size of potential funding requirements. Lastly, contingency funding plans are maintained as part of the liquidity management process. Multiple funding scenarios are regularly evaluated for a variety of time horizons and assume limited or no access to secured and unsecured sources of liquidity. These alternative scenarios are designed to enable us to identify funding shortfalls well in advance of their occurrence and execute alternate liquidity management strategies to fund these shortfalls. The results of these analyses are presented to both our Asset/Liability Management Committee and HSBC’s risk management function at least monthly.

Consistent with the experience of most other financial sector issuers, the quoted spreads on our primary and secondary market debt widened in 2011. Should our 2012 funding plans change and we elect to issue institutionally-placed senior debt, we anticipate a reduction in the total amount of debt that could be issued when compared to historical issuances.

See “Liquidity and Capital Resources” for further discussion of our liquidity position.

Market Risk Management  The objective of our market risk management process is to manage and control market risk exposures in order to optimize return on risk while maintaining a market profile as a provider of financial products and services. Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios. The Regional Head of Market Risk oversees the management of market risk.

Our exposure to interest rate risk is also changing as the balance sheet declines and a growing percentage of our remaining real estate receivables are modified and/or re-aged. Prior to the credit crisis, our real estate portfolio was assumed to have a duration (average life) of approximately three years. While the loans had original maturities of 30 years, active customer refinancing resulted in the shorter duration assumption used in the risk management process. Debt was typically issued in intermediate and longer term maturities to maximize the liquidity benefit. The interest rate risk created by combining short duration assets with long duration liabilities was reduced by entering into hedge positions that reduced the duration of the liabilities portfolio.

The progression of the credit crisis over the last three years is impacting this risk profile. Originally modeled as three years, the duration assumption for our fixed rate real estate portfolio is estimated to be 5.5 years at December 31, 2011 reflecting the impact of a higher percentage of loans staying on our balance sheet longer due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new term debt issuance. As our receivable portfolio becomes smaller, our ability to more accurately project exposure will increase as well as our ability to manage that risk.

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

We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt as well as by movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada. Prior to the sale of our foreign subsidiaries in 2008, we did not enter into foreign exchange contracts to hedge our investment in foreign subsidiaries. We do not currently have any foreign subsidiaries.

Interest rate risk  Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we can not precisely predict our earnings due to the uncertainty inherent in the macro-economic environment. We use derivative financial instruments, principally interest rate swaps, to manage these exposures.

HSBC Finance Corporation

HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At December 31, 2011 and 2010, our absolute PVBP limit was $5.50 million and $8.20 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at December 31, 2011 and 2010 dictated that the value of the balance sheet could not increase or decrease by more than $5.50 million or $8.20 million, respectively. During the second quarter of 2011, the PVBP limit was decreased after we performed a comprehensive review of the projected cash flows to be generated by our remaining real estate secured receivable portfolio as well as the results of our portfolio of non-qualifying hedges. The results of this analysis supported a decrease in our reported PVBP limit, which we concluded would be sustainable for the foreseeable future.

The following table shows the components of our absolute PVBP position at December 31, 2011 and 2010 broken down by currency risk:

At December 31,	2011	2010
	(in millions)
USD	$1.679	$6.351
JPY	.151	.132

Absolute PVBP risk	$1.830	$6.483

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

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2011 and 2010 a declining balance sheet and the current interest rate risk profile. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The estimates as of December 31, 2011 have been adjusted to reflect the impact of the pending Capital One transaction previously discussed. The estimates reflect the current assumed transaction date, with balances reduced at the projected sale date and the associated impact of that reduction is included in these estimates. The following table summarizes such estimated impact, excluding any impacts on our portfolio of non-qualifying hedges:

As of December 31,	2011	2010
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$27	$(38)
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	(20)	43

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

HSBC Finance Corporation

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

Operational Risk Management  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well-defined independent risk management.

We have established an independent Operational Risk and Internal Control management discipline in North America, which is led by the HSBC North America Head of Operational Risk and Internal Control who reports to the HSBC North America Chief Risk Officer. The Operational Risk and Internal Control Committee, chaired by the HSBC North America Chief Risk Officer is responsible for oversight of operational risk management, including internal controls to mitigate risk exposure and comprehensive reporting. Results from this committee are communicated to the Risk Management Committee and subsequently to the Risk Committee of the Board of Directors. Business management is responsible for managing and controlling operational risk and for communicating and implementing control standards. A central Operational Risk and Internal Control function provides functional oversight by coordinating the following activities:

•	developing Operational Risk Management policies and procedures;

•	developing and managing methodologies and tools to support the identification, assessment, and monitoring of operational risks;

•	providing firm-wide operational risk and control reporting and facilitating resulting action plan development;

•	identifying emerging risks and monitoring operational risks and internal controls to reduce foreseeable, future loss exposure;

•	perform root-cause analysis on large operational risk losses;

•	providing general and/or specific operational risk training and awareness programs for employees throughout the firm;

•	communicating with Business Risk Control Managers to ensure the operational risk management framework is executed within their respective business or function;

•	independently reviewing the operational risk and control assessments and communicating results to business management; and

•	modeling operational risk losses and scenarios for capital management purposes.

Management of operational risk includes identification, assessment, monitoring, mitigation, rectification, and reporting of the results of risk events, including losses and compliance with local regulatory requirements. These key components of the operational risk management process have been communicated by issuance of HSBC standards. Details and local application of the standards have been documented and communicated by issuance of a HSBC North America Operational Risk and Internal Control policy. Key elements of the policy and our operational risk management framework include:

•	business and function management is responsible for the assessment, identification, management, and reporting of their operational risks and monitoring the ongoing effectiveness of key controls;

•

material risks are assigned an overall risk prioritization / rating based on the typical and extreme assessments and considers the direct financial costs and the indirect financial impacts to the business. An

HSBC Finance Corporation

assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database records the risk and control assessments and tracks risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

•	key risk indicators are established and monitored where appropriate; and

•	the database is also used to track operational losses for analysis of root causes, comparison with risk assessments, lessons learned and capital modeling.

Management practices include standard monthly reporting to senior management and the Operational Risk and Internal Control Committee of high risks, control deficiencies, risk mitigation action plans, losses and key risk indicators. We also monitor external operational risk events to ensure that the firm remains in line with best practice and takes into account lessons learned from publicized operational failures within the financial services industry. Operational risk management is an integral part of the new product development and approval process and the employee performance management process, as applicable. An online certification process, attesting to the completeness and accuracy of operational risk assessments and losses, is completed by senior business management on an annual basis.

Internal audits provide an important independent check on controls and test institutional compliance with the operational risk management framework. Internal audit utilizes a risk-based approach to determine its audit coverage in order to provide an independent assessment of the design and effectiveness of key controls over our operations, regulatory compliance and reporting. This includes reviews of the operational risk framework, the effectiveness and accuracy of the risk assessment process, and the loss data collection and reporting activities.

Compliance Risk  Compliance risk is the risk arising from failure to comply with relevant laws, regulations, and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.

The Compliance Committee of the Board of Directors oversees the compliance risk management program. The compliance function is led by the Chief Compliance Officer (“CCO”) for HSBC North America, who reports directly to the HSBC North America Chief Risk Officer, the HSBC North America Chief Executive Officer, and the HSBC Head of Group Compliance. Further, the line of business compliance personnel functionally report to the CCO for HSBC North America. This reporting relationship enables the CCO to have direct access to HSBC Group Compliance, the Chief Risk Officer and the HSBC North America Chief Executive Officer as well as allowing for line of business personnel to be independent. The CCO for HSBC North America has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the CCO for HSBC North America to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.

We are committed to delivering the highest quality financial products and services to our customers. Critical to our relationship with our customers is their trust in us, as fiduciary, advisor and service provider. That trust is earned not only through superior service, but also through the maintenance of the highest standards of integrity and conduct. We must, at all times, comply with high ethical standards, treat customers fairly, and comply with both the letter and spirit of all applicable laws, codes, rules, regulations and standards of good market practice, and HSBC policies and standards. It is also our responsibility to foster good relations with regulators, recognizing and respecting their role in ensuring adherence with laws and regulations. An important element of this commitment to our customers and shareholders is our compliance risk management program, which is applied enterprise-wide.

Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the Federal Reserve in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to

HSBC Finance Corporation

managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America’s regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities, as well as consistency in compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.

Reputational Risk Management  The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operations risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers, to whom we provide financial services, conduct themselves.

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

Reputational risk is managed at the regional level across HSBC Group. All HSBC businesses and corporate risk functions within HSBC North America are represented on the HSBC North America Reputational Risk Policy Committee. The HSBC North America Reputational Risk Policy Committee was established in 2011 and was chaired by the HSBC North America Regional Compliance Officer. In early 2012, the Reputational Risk Policy Committee will be chaired by the HSBC North America Chief Executive Officer. The Reputational Risk Policy Committee is responsible for assessing reputational risk policy matters regionally and for advising HSBC Group Management and local senior management on matters relating to reputational risk. Notwithstanding the Reputational Risk Policy Committee, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.

Strategic Risk Management  Strategic risk is the risk that the business will fail to identify, execute, and react appropriately to opportunities and threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action. Risk may be mitigated by consideration of the potential opportunities and/or challenges through the strategic planning process.

This risk is also a function of the compatibility of an organization’s strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation.

We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC Group levels. This process is monitored by the Strategy and Implementation Group to ensure compliance with our policies and standards.

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

HSBC Finance Corporation

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

Presentation of Comprehensive Income  In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new guidance is effective from January 1, 2012 with full retrospective application. We will adopt this Accounting Standards Update in the first quarter of 2012.

HSBC Finance Corporation

GLOSSARY OF TERMS

Basis point – A unit that is commonly used to describe changes in interest rates. The relationship between percentage changes and basis points can be summarized as a 1 percent change equals a 100 basis point change or .01 percent change equals 1 basis point.

Collateralized Funding Transaction – A transaction in which we use a pool of our consumer receivables as a source of funding and liquidity through either a Secured Financing or Securitization. Collateralized funding transactions allow us to limit our reliance on unsecured debt markets and can be a more cost-effective source of funding.

Contractual Delinquency – A method of determining aging of past due accounts based on the status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as the re-aging of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management plans, loan rewrites and deferments.

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

Federal Reserve – The Federal Reserve Board, the principal regulator of HSBC North America.

Fee Income and Enhancement Services Revenue – Income associated with interchange on credit cards and late and other fees from the origination, acquisition or servicing of loans as well as ancillary credit card revenue from products such as Account Secure (debt protection) and Identity Protection Plan.

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

HSBC Finance Corporation

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

HUSI – HSBC USA Inc. and its subsidiaries, an indirect wholly-owned bank holding company subsidiary of HSBC. HSBC Bank USA is the principal U.S. banking subsidiary of HUSI.

IFRS Basis – A non-U.S. GAAP measure of reporting results in accordance with International Financial Reporting Standards. IFRS Basis also assumes that all purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation.

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

Liquidity – A measure of how quickly we can convert assets to cash or raise additional cash.

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

HSBC Finance Corporation

Real Estate Secured Receivable – Closed-end loans and revolving lines of credit secured by first or subordinate liens on residential real estate.

Refreshed Loan-to-Value – For first liens, the current loan balance expressed as a percentage of the current property value. For second liens, the current loan balance plus the senior lien amount at origination expressed as a percentage of the current property value. Current property values are derived from the property’s appraised value at the time of loan origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area or state level. The estimated current value of the home could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.

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

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2011	2010	2009		2008	2007
	(dollars are in millions)
Two-Month-and-Over Contractual Delinquency Ratios
Continuing operations:
Real estate secured(1)	18.98%	16.56%	15.78	%(5)	14.17%	7.49%
Private label(4)	-	-	-		26.91	21.24
Personal non-credit card	9.35	10.94	13.65	(5)	19.06	14.48

Total consumer – continuing operations	17.93	15.85	15.46	(5)	15.04	8.74
Discontinued operations	5.34	6.18	9.07		6.57	5.28

Total consumer	15.94%	14.41%	14.27%		12.52%	7.56%

Ratio of Net Charge-offs to Average Receivables for the Year(6)
Continuing operations:
Real estate secured(2)	7.13%	9.50%	9.85	%(5)	5.47%	2.37%
Private label(4)	-	-	-		31.19	16.55
Personal non-credit card	11.84	22.65	27.96	(5)	13.46	8.28

Total consumer – continuing operations	7.69	11.30	12.91	(5)	6.91	3.42
Discontinued operations	10.32	14.24	15.53		9.12	5.89

Total	7.97%	11.79%	13.38%		7.58%	4.22%

Real estate charge-offs and REO expense as a percent of average real estate secured receivables(6)	7.58%	10.01%	10.14	%(5)	5.91%	2.74%

Nonaccrual Receivables (Including Nonaccrual Receivables Held For Sale)
Continuing operations:
Real estate secured(3)	$6,544	$6,360	$6,995	(5)	$7,705	$4,752
Private label(4)	-	-	-		12	25
Personal non-credit card	330	530	998	(5)	2,420	2,092

Total consumer – continuing operations	6,874	6,890	7,993	(5)	10,137	6,869
Discontinued operations	-	-	252		537	919

Total	$6,874	$6,890	$8,245		$10,674	$7,788

Accruing Consumer Receivables 90 or More Days Delinquent
Discontinued operations	344	447	890		1,333	1,277

Total	$344	$447	$890		$1,333	$1,277

Real Estate Owned
Continuing operations	$299	$962	$592		$885	$1,008
Discontinued operations	-	-	-		-	15

Total	$299	$962	$592		$885	$1,023

(1)	Real estate secured two-months-and-over contractual delinquency ratios for our Mortgage Services and Consumer Lending businesses are below.

	2011	2010	2009	2008	2007
Mortgage Services:
First lien	21.88%	19.12%	17.62%	18.07%	11.70%
Second lien	9.25	11.23	12.87	18.37	15.61

Total Mortgage Services	20.31%	18.05%	16.91%	18.11%	12.47%

Consumer Lending:
First lien	19.00%	16.18%	15.37%	11.64%	3.72%
Second lien	12.31	12.81	14.03	14.45	6.93

Total Consumer Lending	18.36%	15.85%	15.21%	12.00%	4.15%

HSBC Finance Corporation

CREDIT QUALITY STATISTICS (Continued)

(2)	Real estate secured net charge-off ratios for our Mortgage Services and Consumer Lending businesses are below.

	2011	2010	2009	2008	2007
Mortgage Services:
First lien	7.88%	10.13%	11.35%	5.82%	1.60%
Second lien	17.85	24.52	28.72	30.52	12.15

Total Mortgage Services	9.18%	12.16%	14.11%	10.38%	3.77%

Consumer Lending:
First lien	5.32%	6.81%	5.60%	1.31%	.79%
Second lien	14.11	19.62	21.93	10.41	3.79

Total Consumer Lending	6.18%	8.19%	7.62%	2.52%	1.20%

(3)	Real estate nonaccrual receivables are comprised of the following:

	2011	2010	2009	2008	2007
Real estate secured:
Closed-end:
First lien	$6,191	$5,910	$6,304	$6,452	$3,583
Second lien	232	320	510	931	801
Revolving:
First lien	9	6	2	8	19
Second lien	112	124	179	314	349

Total real estate secured	$6,544	$6,360	$6,995	$7,705	$4,752

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

(5)

In December 2009, we changed our charge-off policy for real estate secured and personal non-credit card receivables. See Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for detailed discussion of these changes. This resulted in incremental charge-offs in December 2009 of $2.4 billion and $1.1 billion for real estate secured and personal non-credit card receivables, respectively. The following table presents credit quality statistics as reported as well as assuming the charge-off policy changes had not occurred:

	As Reported	Excluding Policy Change
	(dollars are in millions)
Contractual Delinquency Ratios:
Real estate secured	15.78%	19.05%
Personal non-credit card	13.65	21.66
Total consumer – continuing operations	15.46	19.46
Net Charge-off Ratios:
Real estate secured	9.85%	6.26%
Personal non-credit card	27.96	20.11
Total consumer – continuing operations	12.91	8.60
Nonaccrual Receivables (Including Nonaccrual Receivables Held For Sale):
Real estate secured	$6,995	$9,397
Personal non-credit card	998	2,069
Total consumer – continuing operations	7,993	11,466
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables	10.14%	6.56%

(6)

See “Credit Quality” in this MD&A for discussion of the trends between years for the ratio of net charge-offs to average receivables and the ratio of real estate charge-offs and REO expense as a percent of average real estate secured receivables.

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY CONTINUING OPERATIONS

	2011	2010	2009	2008	2007
	(dollars are in millions)
Total Credit Loss Reserves at January 1	$5,512	$7,275	$9,781	$7,492	$4,116

Provision for Credit Losses	4,418	5,346	7,904	9,072	7,079

Charge-offs(4):
Real estate secured(1)	(3,354)	(5,267)	(6,663)	(4,318)	(2,199)
Private label	-	-	-	(34)	(45)
Personal non-credit card	(1,127)	(2,329)	(4,039)	(2,474)	(1,729)

Total consumer	(4,481)	(7,596)	(10,702)	(6,826)	(3,973)
Commercial and other	-	-	-	(1)	-

Total receivables charged off	(4,481)	(7,596)	(10,702)	(6,827)	(3,973)

Recoveries:
Real estate secured(2)	94	112	65	49	72
Private label	-	-	-	7	9
Personal non-credit card	409	375	227	222	211

Total consumer	503	487	292	278	292
Commercial and other	-	-	-	-	-

Total recoveries on receivables	503	487	292	278	292

Reserves on Receivables Transferred to Held For Sale:
Real estate secured	-	-	-	(224)	-
Personal non-credit card	-	-	-	-	-

Total consumer	-	-	-	(224)	-
Commercial and other	-	-	-	-	-

Total reserves on receivables transferred to held for sale	-	-	-	(224)	-

Other, net	-	-	-	(10)	(22)

Credit Loss Reserves(4):
Real estate secured	4,912	4,187	5,427	7,113	4,954
Private label	-	-	-	13	26
Personal non-credit card	1,040	1,325	1,848	2,655	2,511

Total consumer	5,952	5,512	7,275	9,781	7,491
Commercial and other	-	-	-	-	1

Total Credit Loss Reserves at December 31	$5,952	$5,512	$7,275	$9,781	$7,492

Ratio of Credit Loss Reserves to:
Net charge-offs(3)(4)	149.6%	77.5%	69.9%	149.4%	203.5%
Receivables:
Consumer(3)(4)	12.42	9.76	10.39	11.21	7.30
Commercial	-	-	-	-	.69

Total(3)	12.42%	9.76%	10.38%	11.19%	7.29%

Nonperforming loans:
Consumer(3)(4)	86.6%	80.0%	91.1%	96.8%	109.5%
Commercial	-	-	-	-	-

Total(3)	86.6%	80.1%	91.1%	96.8%	109.5%

(1)	Real estate secured charge-offs can be further analyzed as follows:

	2011	2010	2009	2008	2007
Closed end:
First lien	$(2,522)	$(3,804)	$(4,373)	$(1,942)	$(879)
Second lien	(660)	(1,146)	(1,787)	(1,822)	(928)
Revolving:
First lien	(5)	(7)	(8)	(14)	(20)
Second lien	(167)	(310)	(495)	(540)	(372)

Total	$(3,354)	$(5,267)	$(6,663)	$(4,318)	$(2,199)

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY (CONTINUED)

(2)	Real estate recoveries can be further analyzed as follows:

	2011	2010	2009	2008	2007
Closed end:
First lien	$28	$37	$22	$10	$45
Second lien	51	58	30	30	20
Revolving:
First lien	6	6	3	1	2
Second lien	9	11	10	8	5

Total	$94	$112	$65	$49	$72

(3)

Ratio excludes receivables, nonperforming receivables and charge-offs associated with loan portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

(4)

In December 2009, we changed our charge-off policy for real estate secured and personal non-credit card receivables. See Note 7, “Changes in Charge-off Policies During 2009,” in the accompanying consolidated financial statements for detailed discussion of these changes. This resulted in incremental charge-offs in December 2009 of $2.4 billion and $1.1 billion for real estate secured and personal non-credit card receivables, respectively. See “Credit Quality” in this MD&A for further discussion of ratios and trends including 2009 ratios excluding the impact of the December 2009 Charge-off Policy Changes.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2011 COMPARED TO 2010

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2011 and 2010. Interest expense, the average rate on debt as well as net interest margin includes interest expense of $94 million and $263 million for the years ended December 31, 2011 and 2010, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the classification of businesses as discontinued operations.

	Average Outstanding(1)		Average Rate(7)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(2)	Rate Variance(2)
	2011	2010	2011	2010	2011	2010
	(dollars are in millions)
Receivables:
Real estate secured(5)	$45,689	$54,264	6.43%	6.48%	$2,936	$3,517	$(581)	$(552)	$(29)
Personal non-credit card(5)	6,059	8,623	16.78	15.91	1,017	1,372	(355)	(427)	72
Commercial and other(6)	67	44	4.49	117.04	3	52	(49)	18	(67)

Total receivables	51,815	62,931	7.63	7.85	3,956	4,941	(985)	(852)	(133)
Noninsurance investments	6,165	6,728	.83	.79	51	53	(2)	(5)	3
Interest related to income tax receivables	-	-	-	-	117	6	111	111	-

Total interest-earning assets (excluding insurance investments)	$57,980	$69,659	7.11%	7.18%	$4,124	$5,000	$(876)	$(831)	$(45)
Insurance investments	2,049	2,107
Other assets	1,236	3,636

Total Assets	$61,265	$75,402

Debt:
Commercial paper	$3,815	$3,732	.24%	.30%	$9	$11	$(2)	$-	$(2)
Due to related party	8,447	8,473	1.94	1.73	164	147	17	-	17
Long-term debt	47,576	62,285	4.77	4.84	2,269	3,016	(747)	(702)	(45)

Total debt	$59,838	$74,490	4.08%	4.26%	$2,442	$3,174	$(732)	$(602)	$(130)
Other liabilities	(5,067)	(5,312)

Total liabilities	54,771	69,178
Preferred securities	1,575	663
Common shareholder’s equity	4,919	5,561

Total Liabilities and Shareholders’ Equity	$61,265	$75,402

Net Interest Margin(3)			2.90%	2.62%	$1,682	$1,826	$(144)	$(229)	$85

Interest Spreads(4)			3.03	2.92

(1)	Nonaccrual loans are included in average outstanding balances.

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

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(5)	Excludes purchase accounting adjustments.

(6)	Excludes purchase accounting adjustments.

(7)	Average rate may not recompute from the dollar figures presented due to rounding.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2010 COMPARED TO 2009

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2010 and 2009. Interest expense, the average rate on debt as well as net interest margin includes interest expense of $263 million and $519 million for the years ended December 31, 2010 and 2009, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the classification of businesses as discontinued operations.

	Average Outstanding(1)		Average Rate(7)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(2)	Rate Variance(2)
	2010	2009	2010	2009	2010	2009
	(dollars are in millions)
Receivables:
Real estate secured(5)	$54,264	$67,083	6.48%	6.25%	$3,517	$4,196	$(679)	$(826)	$147
Personal non-credit card(5)	8,623	13,634	15.91	14.02	1,372	1,912	(540)	(772)	232
Commercial and other(6)	44	(28)	117.04	35.74	52	(11)	63	58	5

Total receivables	62,931	80,689	7.85	7.56	4,941	6,097	(1,156)	(1,385)	229
Noninsurance investments	6,728	5,614	.79	.74	53	42	11	8	3
Interest related to income tax receivables	-	-	-	-	6	-	6	6	-

Total interest-earning assets (excluding insurance investments)	$69,659	$86,303	7.18%	7.11%	$5,000	$6,139	$(1,139)	$(1,194)	$55
Insurance investments	2,107	2,062
Other assets	3,636	(473)

Total Assets	$75,402	$87,892

Debt:
Commercial paper	$3,732	$5,412	.30%	.90%	$11	$49	$(38)	$(12)	$(26)
Due to related party	8,473	10,942	1.73	2.25	147	246	(99)	(49)	(50)
Long-term debt	62,285	74,210	4.84	5.17	3,016	3,837	(821)	(589)	(232)

Total debt	$74,490	$90,564	4.26%	4.56%	$3,174	$4,132	$(958)	$(698)	$(260)
Other liabilities	(5,312)	(6,607)

Total liabilities	69,178	83,957
Preferred securities	663	575
Common shareholder’s equity	5,561	3,360

Total Liabilities and Shareholders’ Equity	$75,402	$87,892

Net Interest Margin(3)			2.62%	2.33%	$1,826	$2,007	$(181)	$(496)	$315

Interest Spreads(4)			2.92	2.55

(1)	Nonaccrual loans are included in average outstanding balances.

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

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(5)	Excludes purchase accounting adjustments.

(6)	Includes purchase accounting adjustments

(7)	Average rate does not recomputed from the dollar figures presented due to rounding.

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

IFRS Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRS Basis results to the comparable owned basis amounts, see Note 20, “Business Segments,” to the accompanying consolidated financial statements.

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

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures Reconciliations of selected equity ratios follow.

HSBC Finance Corporation

RECONCILIATIONS TO U.S. GAAP FINANCIAL MEASURES

EQUITY RATIOS – CONTINUING OPERATIONS

	2011	2010	2009	2008	2007
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,351	$6,145	$7,804	$12,862	$13,584
Exclude:
Fair value option adjustment	(755)	(453)	(518)	(2,494)	(545)
Unrealized (gains) losses on cash flow hedging instruments	494	575	633	1,316	718
Postretirement benefit plan adjustments, net of tax	11	-	(8)	(4)	3
Unrealized (gains) losses on investments and interest-only strip receivables	(102)	(74)	(31)	55	13
Intangible assets	(514)	(605)	(748)	(922)	(1,107)
Goodwill	-	-	-	(2,294)	(2,827)

Tangible common equity	$4,485	$5,588	$7,132	$8,519	$9,839

Tangible shareholders’ equity:
Tangible common equity	$4,485	$5,588	$7,132	$8,519	$9,839
Preferred stock	1,575	1,575	575	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000	1,000	1,275	1,275

Tangible shareholders’ equity	$7,060	$8,163	$8,707	$10,369	$11,689

Tangible assets:
Total assets	$63,469	$77,131	$94,806	$131,067	$165,504
Exclude:
Intangible assets	(514)	(605)	(748)	(922)	(1,107)
Goodwill	-	-	-	(2,294)	(2,827)
Derivative financial assets	-	(75)	-	(8)	(48)

Tangible assets	$62,955	$76,451	$94,058	$127,843	$161,522

Equity ratios:
Common and preferred equity to total assets	10.91%	10.01%	8.84%	10.25%	8.56%
Tangible common equity to tangible assets(1)	7.12	7.31	7.58	6.66	6.09
Tangible shareholders’ equity to tangible assets(1)	11.21	10.68	9.26	8.11	7.24

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

2007
(dollars are in millions)
Total owned assets	$165,504
Receivables serviced with limited recourse	124

Total managed assets	165,628
Exclude:
Intangible assets	(1,107)
Goodwill	(2,827)
Derivative financial assets	(48)

Tangible managed assets	$161,646

Equity ratios:
Tangible common equity to tangible managed assets	6.09%
Tangible shareholders’ equity to tangible managed assets	7.23

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

Item 8.    Financial Statements and Supplementary Data.

Our 2011 Financial Statements meet the requirements of Regulation S-X. The 2011 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheets of HSBC Finance Corporation, an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of HSBC Finance Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the financial statements, in the third quarter of 2011 the company adopted the provisions of Accounting Standards Update No. 2011-02—Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 27 2012

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

HSBC Finance Corporation:

We have audited HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). HSBC Finance Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on HSBC Finance Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, HSBC Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSBC Finance Corporation, an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

February 27 2012

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2011	2010	2009
	(in millions)
Finance and other interest income	$4,124	$5,000	$6,139
Interest expense on debt held by:
HSBC affiliates	164	147	246
Non-affiliates	2,184	2,764	3,367

Interest expense	2,348	2,911	3,613

Net interest income	1,776	2,089	2,526
Provision for credit losses	4,418	5,346	7,904

Net interest income (loss) after provision for credit losses	(2,642)	(3,257)	(5,378)

Other revenues:
Insurance revenue	246	274	334
Investment income	127	99	108
Net other-than-temporary impairment losses(1)	-	-	(25)
Derivative related income (expense)	(1,146)	(379)	300
Gain (loss) on debt designated at fair value and related derivatives	1,164	741	(2,125)
Servicing and other fees from HSBC affiliates	21	36	111
Other income (expense)	27	41	89

Total other revenues	439	812	(1,208)

Operating expenses:
Salaries and employee benefits	187	261	663
Occupancy and equipment expenses, net	52	56	116
Real estate owned expenses	206	274	199
Other servicing and administrative expenses	620	440	432
Support services from HSBC affiliates	311	275	317
Goodwill and other intangible asset impairment charges	-	-	274
Policyholders’ benefits	155	152	197

Total operating expenses	1,531	1,458	2,198

Loss from continuing operations before income tax benefit	(3,734)	(3,903)	(8,784)
Income tax benefit	1,424	1,359	2,867

Loss from continuing operations	(2,310)	(2,544)	(5,917)
Discontinued Operations (Note 3);
Income (loss) from discontinued operations before income tax	1,357	971	(1,286)
Income tax benefit (expense)	(455)	(343)	(247)

Income (loss) from discontinued operations	902	628	(1,533)

Net loss	$(1,408)	$(1,916)	$(7,450)

(1)

During 2011 and 2010, other-than-temporary impairment (“OTTI”) on available-for-sale securities recognized in other revenues and in accumulated other comprehensive income (“AOCI”) were nominal. During 2009, $36 million of gross other-than-temporary impairment losses on securities available-for-sale were recognized, of which $11 million was recognized in AOCI.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

December 31,	2011	2010
	(in millions,
	except share data)
Assets
Cash	$222	$166
Interest bearing deposits with banks	1,143	1,016
Securities purchased under agreements to resell	920	4,311
Securities available-for-sale	2,039	3,371
Receivables, net (including $5.3 billion and $5.9 billion at December 31, 2011 and 2010, respectively, collateralizing long-term debt)	43,128	52,338
Properties and equipment, net	92	101
Real estate owned	299	962
Derivative financial assets	-	75
Deferred income taxes, net	3,345	2,779
Other assets	1,465	1,384
Assets of discontinued operations	10,816	10,628

Total assets	$63,469	$77,131

Liabilities
Debt:
Due to affiliates (including $447 million and $436 million at December 31, 2011 and 2010, respectively, carried at fair value)	$8,262	$8,255
Commercial paper	4,026	3,157
Long-term debt (including $13.7 billion and $20.8 billion at December 31, 2011 and 2010, respectively, carried at fair value and $3.3 billion and $3.9 billion at December 31, 2011 and 2010, respectively, collateralized by receivables)	39,790	54,404

Total debt	52,078	65,816

Insurance policy and claim reserves	973	982
Derivative related liabilities	26	2
Liability for postretirement benefits	280	265
Other liabilities	1,710	1,316
Liabilities of discontinued operations	1,476	1,030

Total liabilities	56,543	69,411

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares and 66 shares issued at December 31, 2011 and 2010, respectively)	-	-
Additional paid-in capital	23,966	23,321
Accumulated deficit	(18,219)	(16,685)
Accumulated other comprehensive loss	(396)	(491)

Total common shareholder’s equity	5,351	6,145

Total shareholders’ equity	6,926	7,720

Total liabilities and shareholders’ equity	$63,469	$77,131

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2011	2010	2009
	(dollars are in millions)
Preferred stock
Balance at the beginning of period	$1,575	$575	$575
Issuance of Series C preferred stock	-	1,000	-

Balance at the end of period	$1,575	$1,575	$575

Common shareholder’s equity
Common stock
Balance at beginning and end of period	$-	$-	$-

Additional paid-in capital
Balance at beginning of period	$23,321	$23,119	$21,485
Capital contribution from parent	690	200	2,685
Return of capital to parent	-	-	(1,043)
Employee benefit plans, including transfers and other	(45)	2	(8)

Balance at end of period	$23,966	$23,321	$23,119

Accumulated deficit
Balance at beginning of period	$(16,685)	$(14,732)	$(7,245)
Net loss	(1,408)	(1,916)	(7,450)
Dividends on preferred stock	(126)	(37)	(37)

Balance at end of period	$(18,219)	$(16,685)	$(14,732)

Accumulated other comprehensive loss
Balance at beginning of period	$(491)	$(583)	$(1,378)
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	81	57	684
Securities available-for-sale, not other-than temporarily impaired	24	40	92
Other-than-temporarily impaired debt securities available-for-sale(1)	4	3	(7)
Pension and postretirement benefit plan adjustments, net of tax	(11)	(8)	4
Foreign currency translation adjustments, net of tax	(3)	-	22

Other comprehensive income, net of tax	95	92	795

Balance at end of period	$(396)	$(491)	$(583)

Total common shareholder’s equity	$5,351	$6,145	$7,804

Comprehensive loss
Net loss	$(1,408)	$(1,916)	$(7,450)
Other comprehensive income	95	92	795

Comprehensive loss	$(1,313)	$(1,824)	$(6,655)

Preferred stock
Number of shares at beginning of period	576,000	575,000	575,000
Number of shares of Series C preferred stock issued	-	1,000	-

Number of shares at the end of period	576,000	576,000	575,000

Common stock
Number of shares at beginning of period	66	65	60
Number of shares of common stock issued to parent	2	1	5

Number of shares at end of period	68	66	65

(1)

During 2011 and 2010, OTTI losses on available-for-sale securities recognized in other revenues and in AOCI were nominal. During 2009, $36 million of gross OTTI losses on securities available-for-sale were recognized, of which $11 million were recognized in AOCI.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2011	2010	2009
	(in millions)
Cash flows from operating activities
Net loss	$(1,408)	$(1,916)	$(7,450)
Income (loss) from discontinued operations	902	628	(1,533)

Loss from continuing operations	(2,310)	(2,544)	(5,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	4,418	5,346	7,904
Gain on receivable sales to HSBC affiliates	-	-	(2)
Loss on sale of real estate owned, including lower of amortized cost or market adjustments	103	128	101
Goodwill and other intangible impairment charges	-	-	274
Insurance policy and claim reserves	(5)	(53)	(18)
Depreciation and amortization	19	26	48
Mark-to-market on debt designated at fair value and related derivatives	(560)	48	2,880
Deferred income tax (benefit) provision	(635)	279	(729)
Net change in other assets	(27)	2,435	(172)
Net change in other liabilities	409	27	(618)
Originations of loans held for sale	-	-	(48)
Sales and collections on loans held for sale	-	4	143
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(765)	(630)	(594)
Change in accrued finance income related to December 2009 charge-off policy changes and nonaccrual policy change for re-aged loans	-	-	541
Other-than-temporary impairment on securities	-	-	25
Lower of amortized cost or fair value on receivables held for sale	-	(2)	9
Other, net	273	409	128

Cash provided by (used in) operating activities – continuing operations	920	5,473	3,955
Cash provided by (used in) operating activities – discontinued operations	1,725	2,350	3,416

Net cash provided by (used in) operating activities	2,645	7,823	7,371

Cash flows from investing activities
Securities:
Purchased	(1,052)	(1,051)	(536)
Matured	371	452	360
Sold	1,821	216	171
Net change in short-term securities available-for-sale	268	274	52
Net change in securities purchased under agreements to resell	3,391	(1,461)	(1,825)
Net change in interest bearing deposits with banks	(127)	(999)	8
Proceeds from sale of affiliate preferred shares to HSBC Holdings Plc	-	-	242
Proceeds from sale of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA	-	-	106
Receivables:
Net collections	3,600	4,520	5,639
Proceeds from sales of real estate owned	1,465	1,338	1,467
Properties and equipment:
Purchases	(4)	(10)	(43)

Cash provided by (used in) investing activities – continuing operations	9,733	3,279	5,641
Cash provided by (used in) investing activities – discontinued operations	(477)	3,667	11,752

Net cash provided by (used in) investing activities	9,256	6,946	17,393

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2011	2010	2009
	(in millions)
Cash flows from financing activities
Debt:
Net change in short-term debt	869	(1,135)	(5,347)
Net change in due to affiliates	(3)	(1,553)	(4,225)
Long-term debt issued	245	1,519	3,778
Long-term debt retired	(13,386)	(14,734)	(17,502)
Issuance of preferred stocks	-	1,000	-
Insurance:
Policyholders’ benefits paid	(110)	(80)	(95)
Cash received from policyholders	63	66	58
Capital contribution from parent	690	200	2,410
Return of capital to parent	-	-	(1,043)
Shareholders’ dividends	(126)	(37)	(37)

Cash provided by (used in) financing activities – continuing operations	(11,758)	(14,754)	(22,003)
Cash provided by (used in) financing activities – discontinued operations	-	(151)	(2,705)

Net cash provided by (used in) financing activities	(11,758)	(14,905)	(24,708)

Net change in cash	143	(136)	56
Cash at beginning of period(1)	175	311	255

Cash at end of period(2)	$318	$175	$311

Supplemental Cash Flow Information:
Interest paid	$2,414	$3,111	$3,966
Income taxes paid during period	16	26	98
Income taxes refunded during period	516	4,135	1,030
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$906	$1,834	$1,275
Transfer of receivables to held for sale	8,620	2,910	609
Transfer of receivables to held for investment	5	-	1,294
Extinguishment of indebtedness related to bulk receivable sale	-	(431)	(6,077)
Issuance of subordinated debt exchanged for senior debt	-	1,939	-
Extinguishment of senior debt exchanged for subordinated debt	-	(1,797)	-
Redemption of junior subordinated notes underlying the mandatorily redeemable preferred securities of the Household Capital Trust VIII for common stock	-	-	(275)

(1)	Cash at beginning of period includes $9 million, $142 million and $65 million for discontinued operations as of December 31, 2011, 2010 and 2009, respectively.

(2)	Cash at end of period includes $96 million, $9 million and $142 million for discontinued operations as of December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” HSBC Finance Corporation provides middle-market consumers with several types of loan products in the United States. Our lending products currently include MasterCard, Visa, American Express and Discover credit card receivables (“credit card”) as well as private label receivables. A portion of new credit card and all new private label originations are sold on a daily basis to HSBC Bank USA, National Association (“HSBC Bank USA”). We also offer specialty insurance products in the United States and Canada. Historically, our lending products have also included real estate secured, auto finance and personal non-credit card receivables in the United States, the United Kingdom and Canada and tax refund anticipation loans and related products in the United States. Additionally, we also previously offered credit and specialty insurance in the United Kingdom. We have one reportable segment: Consumer, which consists of our run-off Consumer Lending and Mortgage Services businesses.

2.    Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary of Significant Accounting Policies

Basis of Presentation  The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant loss recognized in recent years and the challenges we anticipate with respect to a near-term return to profitability on a continuing operations basis under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.

The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities (“VIEs”) in which we are the primary beneficiary. HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to consolidated financial statements as “we,” “us,” or “our.” All significant intercompany accounts and transactions have been eliminated.

On January 1, 2010, we adopted new guidance issued by the Financial Accounting Standards Board in June 2009 related to VIEs. The new guidance eliminated the concept of qualifying special purpose entities (“QSPEs”) that were previously exempt from consolidation and changed the approach for determining the primary beneficiary of a VIE, which is required to consolidate the VIE, from a quantitative approach focusing on risk and reward to a

HSBC Finance Corporation

qualitative approach focusing on (a) the power to direct the activities of the VIE and (b) the obligation to absorb losses and/or the right to receive benefits that could be significant to the VIE. We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with VIEs primarily in connection with our collateralized funding transactions. See Note 11, “Long-Term Debt,” for additional discussion of those activities and the use of VIEs.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include credit loss reserves, goodwill and intangible assets, valuation of financial instruments, deferred tax assets and contingent liabilities.

Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2011, we entered into an agreement to sell our Card and Retail Services business to Capital One Financial Corporation (“Capital One”). In 2010, we completed the sale of our auto finance receivable servicing operations and auto finance receivables portfolio to Santander Consumer USA and we exited the Taxpayer Financial Services business. As a result, each of these businesses are reported as discontinued operations. See Note 3, “Discontinued Operations,” for further details. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

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

When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess if it is considered other-than-temporary. To the extent that such a decline is deemed to be other-than-temporary, an other-than-temporary impairment loss is recognized in earnings equal to the difference between the security’s amortized cost and its fair value except that beginning in 2009, only the credit loss component of such a decline is recognized in earnings for a debt security that we do not intend to sell and for which it is not more-likely-than-not that we will be required to sell prior to recovery of its amortized cost basis. A new cost basis is established for the security that reflects the amount of the other-than-temporary impairment loss recognized in earnings.

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

Receivables Held for Sale  Receivables are classified as held for sale when management does not have the intent or the ability to hold the receivable for the foreseeable future or until maturity or payoff. Such receivables are

HSBC Finance Corporation

carried at the lower of aggregate cost or fair value with any subsequent write downs or recoveries charged to other income. Unearned income, unamortized deferred fees and costs on originated receivables, and discounts and premiums on purchased receivables are recorded as an adjustment of the cost of the receivable and are not reflected in earnings until the receivables are sold.

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

Provision and Credit Loss Reserves  Provision for credit losses on receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees and, as it relates to loans which have been identified as troubled debt restructures, credit loss reserves are based on the present value of expected future cash flows discounted at the loans’ original effective interest rates. We estimate probable incurred losses for consumer receivables which do not qualify as a troubled debt restructuring using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy, have been re-aged, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, and deferments. When customer account management policies, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include product mix, bankruptcy trends, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other items which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products, and for certain products their vintages, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs and reserves as a percentage of two-months-and-over contractual delinquency in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

HSBC Finance Corporation

Provisions for credit losses on consumer loans for which we have modified the terms of the loan as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment methodology. During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of TDR Loans as well as for reporting impairment. Under this new guidance, we have determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered TDR Loans. Prior to 2011, loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications were considered TDR Loans. Modifications may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR, it continues to be reported as such until it is paid off or charged-off.

Charge-Off and Nonaccrual Policies and Practices  Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Real estate secured	Beginning in December 2009, carrying amounts in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent.(1)	Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Beginning in October 2009, interest accruals are resumed and suspended interest is recognized when the customer makes the equivalent of six qualifying payments under the terms of the loan, while maintaining a current payment status at the point of the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed.

HSBC Finance Corporation

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
	Prior to December 2009, carrying amounts in excess of fair value less costs to sell were charged-off at or before the time foreclosure was completed or when settlement was reached with the borrower. If foreclosure was not pursued and there was no reasonable expectation for recovery, generally the account was charged-off no later than by the end of the month in which the account became eight months contractually delinquent.	Prior to October 2009, upon re-age interest accruals were resumed and all suspended interest was recognized. For Consumer Lending, if the re-aged receivable again became more than three months contractually delinquent, any interest accrued beyond three months delinquency was reversed.
Auto finance(2)

Carrying amounts in excess of fair value less costs to sell are charged off at the earlier of the following:

•the collateral has been repossessed and sold,

•the collateral has been in our possession for more than 30 days, or

•the loan becomes 120 days contractually delinquent (prior to January 2009, 150 days contractually delinquent).

Interest income accruals are suspended and the portion of previously accrued interest expected to be uncollectible is written off when principal payments are more than two months contractually past due and resumed when the receivable becomes less than two months contractually past due.
Credit card(2)	Generally charged-off by the end of the month in which the account becomes six months contractually delinquent.	Interest generally accrues until charge-off.
Personal non-credit card

Beginning in December 2009, accounts are generally charged-off by the end of the month in which the account becomes six months contractually delinquent.

Prior to December 2009, accounts were generally charged-off the month following the month in which the account became nine months contractually delinquent and no payment was received in six months, but in no event exceeded 12 months contractually delinquent.

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

(1)

Values are determined based upon broker price opinions or appraisals, which are updated every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary.

HSBC Finance Corporation

Fair	values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time.

In	determining the appropriate amounts to charge-off when a property is acquired in exchange for a loan, we do not consider losses on sales of foreclosed properties resulting from deterioration in value during the period the collateral is held because these losses result from future loss events which cannot be considered in determining the fair value of the collateral at the acquisition date.

(2)

Our Credit Card business is now reported as discontinued operations as a result of decision to sell our credit card operations to Capital One in 2011. Our Auto Finance business is also reported as discontinued operations as a result of the sale of our auto finance receivable servicing operations and auto finance receivables during 2010. See Note 3, “Discontinued Operations,” for additional information.

Charge-off involving a bankruptcy for our credit card receivables occurs by the end of the month at the earlier of 60 days after notification or 180 days delinquent. For auto finance receivables, bankrupt accounts were charged off at the earlier of (i) 60 days past due and 60 days after notification, or (ii) the end of the month in which the account becomes 120 days contractually delinquent.

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

HSBC Finance Corporation

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

Repossessed Collateral  Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell and reported as either real estate owned or within other assets depending on the collateral. Once a property is classified as real estate owned, we do not consider the losses on past sales of foreclosed properties when determining the net realizable value of any collateral during the period it is held in real estate owned. A valuation allowance is created to recognize any subsequent declines in fair value less estimated costs to sell as they become known with a corresponding amount reflected in operating expenses. These values are periodically reviewed for impairment until the property is sold and any impairment identified is immediately recognized through the valuation allowance. Recoveries in value are also recognized against the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.

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

Intangible Assets  Intangible assets currently consist of purchased credit card relationships and related programs, other loan related relationships, technology and customer lists. Intangible assets are amortized over their estimated useful lives on a straight-line basis. These useful lives range from 7 years for certain technology and other loan related relationships to approximately 10 years for certain purchased credit card relationships and related programs. Intangible assets are reviewed for impairment using discounted cash flows annually, or earlier if events indicate that the carrying amounts may not be recoverable. We consider significant and long-term changes in industry and economic conditions to be our primary indicator of potential impairment. Impairment charges, when required, are calculated using discounted cash flow models, using inputs and assumptions consistent with those used by market participants. All of our remaining intangible assets are reported in discontinued operations. See Note 3, “Discontinued Operations,” for additional discussion.

Goodwill  Goodwill represents the excess purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations. Goodwill is not amortized, but is reviewed for impairment annually using a discounted cash flow methodology. This methodology utilizes cash flow estimates based on internal forecasts updated to reflect current economic conditions and revised economic projections at the review date and discount rates that we believe adequately reflect the risk and uncertainty in our internal forecasts and are appropriate based on the implicit market rates in current comparable transactions. Impairment may be reviewed as of an interim date if circumstances indicate that the carrying amount is above fair value. We consider significant and long-term changes in industry and economic conditions to be examples of primary indicators of potential impairment.

The goodwill impairment analysis is a two step process. The first step, used to identify potential impairment, involves comparing each reporting unit’s fair value to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, including allocated goodwill, there is no indication of impairment and no further procedures are required. If the carrying amount including allocated goodwill exceeds fair value, the second step is performed to quantify the impairment amount, if any. If the implied fair value of goodwill, as determined using the same methodology as used in a business combination, is less than the carrying amount of goodwill, an impairment charge is recorded for the excess. An impairment recognized cannot exceed the amount of goodwill assigned to a reporting unit. Subsequent reversals of goodwill impairment are not permitted. As of December 31, 2011, all of the goodwill previously recorded has been written off.

HSBC Finance Corporation

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

Changes in the fair value of derivatives designated as fair value hedges, along with the change in fair value of the hedged risk, are recorded as derivative related income (expense) in the current period. Changes in the fair value of derivatives designated as cash flow hedges, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss) and reclassified into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative related income (expense) in current period earnings. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as gain (loss) on debt designated at fair value and related derivatives in the current period.

For derivative instruments designated as qualifying hedges, we formally document all relationships between hedging instruments and hedged items at the inception of the hedging relationship. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, how hedge effectiveness will be assessed and how ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge’s inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative is not expected to continue to be highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. For fair value hedges, the formerly hedged asset or liability will no longer be adjusted for changes in fair value and any previously recorded adjustments to the carrying amount of the hedged asset or liability will be amortized in the same manner that the hedged item affects income. For cash flow hedges, amounts previously recorded in accumulated other comprehensive income (loss) will be reclassified into income in the same manner that the hedged item affects income.

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

HSBC Finance Corporation

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

Pension and Other Postretirement Benefits  We recognize the funded status of our postretirement benefit plans on the consolidated balance sheet. Net postretirement benefit cost charged to current earnings related to these plans is based on various actuarial assumptions regarding expected future experience.

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

HSBC Finance Corporation

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

New Accounting Pronouncements Adopted

Credit Quality and Allowance for Credit Losses Disclosures  In July 2010, the FASB issued an Accounting Standards Update to provide more transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures relating to troubled debt restructurings contained in the Accounting Standards Update became effective for interim and annual periods beginning on or after June 15, 2011. See Note 6, “Receivables,” in these consolidated financial statements for the expanded disclosure on troubled debt restructurings.

Troubled Debt Restructurings  In April 2011, the FASB issued an Accounting Standards Update which provided additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, for purposes of the identification and disclosure of troubled debt restructurings, as well as for recording impairment. In the third quarter of 2011, we adopted this Accounting Standards Update. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and for purposes of measuring impairment on these receivables, a discounted cash flow approach was applied. As a result, we reported an additional $4.8 billion of receivables as TDRs at September 30, 2011 ($4 million of which relates to our discontinued credit card operations), which resulted in approximately $925 million of loan loss provision being recorded for these receivables on a continuing operations basis in the third quarter of 2011 upon adoption. Credit loss reserves on this incremental TDR population on a continuing operations basis totaled $1.3 billion at September 30, 2011.

3.    Discontinued Operations

2011 Discontinued Operations:

Card and Retail Services In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, agreed to sell its Card and Retail Services business to Capital One. In addition to receivables, the sale will include real estate and certain other assets and liabilities which will be sold at book value or, in the case of real estate, appraised value at the date of closing. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon will be sold or transferred to Capital One, although we may enter into site-sharing arrangements for certain of these locations for a period of time. We will also transfer a data center located in Volo, Illinois. The majority of the employees in our Card and Retail Services business will transfer to Capital One. As such, we anticipate severance costs or other restructuring charges as a result of this transaction will not be significant. The receivables and other assets being sold to Capital One were transferred to held for sale during the third quarter of 2011. As a result, we no longer record provisions for credit losses, including charge-offs. As a result of this transaction, our Card and Retail Services business, which was previously included in the Card and Retail Services segment, is now reported as discontinued operations.

HSBC Finance Corporation

The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income and other revenues(1)	$3,729	$3,852	$4,451
Income from discontinued operations before income tax	1,364	997	(1,315)

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

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at December 31, 2011 and 2010 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Of the amounts included in the table below, assets with a balance of approximately $9.7 billion at December 31, 2011, consisting primarily of credit card receivables with an outstanding principal balance of $9.6 billion, will be sold to Capital One and liabilities of approximately $95 million at December 31, 2011 will be assumed by Capital One. These assets and liabilities are considered held for sale at December 31, 2011.

At December 31,	2011	2010
	(in millions)
Cash	$96	$9
Receivables(1)	9,001	8,995
Intangible assets	514	605
Properties and equipment, net	95	101
Other assets	1,102	722

Assets of discontinued operations	$10,808	$10,432

Long-term debt	$211	$212
Other liabilities	1,257	801

Liabilities of discontinued operations	$1,468	$1,013

(1)

Since September 30, 2011, receivables have been recorded net of reserves at the time of transfer to held for sale. At December 31, 2010, receivables were carried at amortized cost and reduced by credit loss reserves. At December 31 2010, credit loss reserves totaled $979 million.

We have secured conduit credit facilities with commercial banks which provide for secured financings of credit card receivables on a revolving basis totaling $650 million at December 31, 2011 and 2010. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. At December 31, 2010, secured financings with a balance of $195 million were secured by $390 million of credit card receivables. These secured financings will be paid in full immediately prior to the sale of our Card and Retail Services business.

In January 2009, we sold our General Motors MasterCard receivable portfolio (“GM Portfolio”) and our Union Plus MasterCard/Visa receivable portfolio (“UP Portfolio”), which were part of our Card and Retail Services business, with an aggregate outstanding principal balance of $6.3 billion and $6.1 billion, respectively, to HSBC Bank USA. The aggregate sales price for the GM and UP Portfolios was $12.2 billion which included the transfer of approximately $6.1 billion of indebtedness, resulting in net cash proceeds of $6.1 billion. The sales price was determined based on independent valuation opinions based on the fair values of the pool of receivables in late November and early December 2008, the dates the transaction terms were agreed upon, respectively. As a result,

HSBC Finance Corporation

during the first quarter of 2009 we recorded a gain of $130 million ($84 million after-tax) on the sale of the GM and UP Portfolios. This gain was partially offset by a loss of $(80) million ($(51) million after-tax) recorded on the termination of cash flow hedges associated with the $6.1 billion of indebtedness transferred to HSBC Bank USA as part of these transactions. We retained the customer account relationships and by agreement we sell additional receivable originations generated under existing and future accounts to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value which is calculated semi-annually. We continue to service the receivables sold to HSBC Bank USA for a fee. See Note 19, “Related Party Transactions,” for further discussion of the daily receivable sales to HSBC Bank USA and how fair value is determined.

2010 Discontinued Operations:

Taxpayer Financial Services During the third quarter of 2010, the Internal Revenue Service (“IRS”) announced it would stop providing information regarding certain unpaid obligations of a taxpayer (the “Debt Indicator”), which historically served as a significant part of our underwriting process in our Taxpayer Financial Services (“TFS”) business. We determined that, without use of the Debt Indicator, we could no longer offer the product that historically accounted for the substantial majority of our TFS loan production and that we might not be able to offer the remaining products available under the program in a safe and sound manner. As a result, in December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business, previously included in the “All Other” caption within our segment reporting, is reported in discontinued operations.

During the fourth quarter of 2010 we recorded closure costs of $25 million which primarily reflect severance costs and the write off of certain pre-paid assets which are included as a component of loss from discontinued operations. At December 31, 2011 and 2010, the liability associated with these closure costs totaled less than $1 million and $3 million, respectively.

The following summarizes the operating results of our TFS business for the periods presented:

Year Ended December 31,	2011	2010	2009
	(in millions)
Net interest income and other revenues(1)	$2	$68	$106
Income (loss) from discontinued operations before income tax	(4)	20	62

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

The following summarizes the assets and liabilities of our TFS business at December 31, 2011 and 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

At December 31,	2011	2010
	(in millions)
Deferred income tax, net	$-	$3
Other assets	5	55

Assets of discontinued operations	$5	$58

Other liabilities	$1	$10

Liabilities of discontinued operations	$1	$10

HSBC Finance Corporation

Auto Finance In March 2010, we sold our auto finance receivable servicing operations as well as a portion of our auto finance receivable portfolio to Santander Consumer USA Inc. (“SC USA”) for $930 million in cash which resulted in a gain of $5 million ($3 million after-tax) during the first quarter of 2010. In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to SC USA. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. We recorded a net loss as a result of this transaction of $43 million ($28 million after-tax) during the third quarter of 2010. This net loss is included as a component of loss from discontinued operations. Severance costs recorded as a result of this transaction were less than $1 million and are included as a component of loss from discontinued operations for the year ended December 31, 2010. As a result of this transaction, our Auto Finance business, previously included in our Consumer Segment, is reported as discontinued operations.

The following summarizes the operating results of our Auto Finance business for the periods presented:

Year Ended December 31,	2011	2010	2009
	(In millions)
Net interest income and other revenues(1)	$-	$219	$548
Loss from discontinued operations before income tax	(3)	(46)	(33)

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

The following summarizes the assets and liabilities of our Auto Finance business at December 31, 2011 and 2010 which are reported as Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Other assets of discontinued operations at December 31, 2010 reflect current income taxes receivable on our Auto Finance business for the 2010 tax year.

At December 31,	2011	2010
	(in millions)
Deferred income tax, net	2	4
Other assets	1	134

Assets of discontinued operations	$3	$138

Other liabilities	7	7

Liabilities of discontinued operations	$7	$7

Prior to the sale of our remaining auto finance receivable portfolio as discussed above, in January 2009, we sold certain auto finance receivables with an aggregate outstanding principal balance of $3.0 billion to HSBC Bank USA for an aggregate sales price of $2.8 billion. The sales price was based on an independent valuation opinion based on the fair values of the receivable in September 2008, the date the transaction terms were agreed upon. As a result, in the first quarter of 2009 we recorded a gain of $7 million ($4 million after-tax) on the sale of these auto finance receivables which is now reflected as a component of loss from discontinued operations. We continued to service these auto finance receivables for HSBC Bank USA for a fee until the sale of our auto finance servicing operations in March 2010.

HSBC Finance Corporation

4.    Strategic Initiatives

As discussed in prior filings, we have historically performed several comprehensive evaluations of the strategies and opportunities of our operations. As a result of these various evaluations, we discontinued all new customer account originations in our Consumer Lending and Mortgage Services businesses. As discussed more fully in Note 3, “Discontinued Operations,” in August 2011 we announced we had entered into an agreement to sell our Card and Retail Services business and as a result, this business is now reported within discontinued operations. There were no other significant strategic actions related to our continuing operations during 2011 or 2010.

During 2009, we undertook a number of strategic actions for our continuing operations including the following:

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

The following summarizes the changes in the restructure liability during the years ended December 31, 2011 and 2010, respectively, relating to actions implemented during 2009:

	One-Time Termination and Other Employee Benefits	Lease Termination and Associated Costs	Other	Total
	(in millions)
Year ended December 31, 2011:
Restructuring liability at January 1, 2011	$4	$1	$-	$5
Restructuring costs recorded during the period	-	-	-	-
Restructuring costs paid during the period	-	(1)	-	(1)
Adjustments to the restructure liability during the period	(1)	-	-	(1)

Restructure liability at December 31, 2011	$3	$-	$-	$3

Year ended December 31, 2010:
Restructuring liability at January 1, 2010	$9	$9	$2	$20
Restructuring costs recorded during the period	1	-	-	1
Restructuring costs paid during the period	(6)	(7)	-	(13)
Adjustments to the restructure liability during the period	-	(1)	(2)	(3)

Restructure liability at December 31, 2010	$4	$1	$-	$5

HSBC Finance Corporation

Summary of Strategic Initiatives The table below summarizes the net cash and non-cash expenses recorded for all restructuring activities during the years ended December 31, 2011, 2010 and 2009.

	One-Time Termination and Other Employee Benefits(1)	Lease Termination and Associated Costs(2)	Other(3)	Fixed Assets and Other Non-Cash Adjustments(4)	Total
	(in millions)
Year ended December 31, 2011:
2009 Facility Closures	$-	$-	$-	$-	$-
2009 Consumer Lending Closure	(1)	-	-	-	(1)

Total expense release	$(1)	$-	$-	$-	$(1)

Year ended December 31, 2010:
2009 Consumer Lending Closure	1	(1)	(2)	-	(2)
2007 Mortgage Services initiatives(5)	-	(14)	-	-	(14)

Total expense release	$1	$(15)	$(2)	$-	$(16)

Year ended December 31, 2009:
2009 Facility Closures	$4	$1	$-	$-	$5
2009 Consumer Lending Closure(6)	73	53	11	14	151

Total expense release	$77	$54	$11	$14	$156

(1)	One-time termination and other employee benefits are included as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(2)	Lease termination and associated costs are included as a component of Occupancy and equipment expenses in the consolidated statement of income (loss).

(3)	The other expenses are included as a component of Other servicing and administrative expenses in the consolidated statement of income (loss).

(4)

Includes $29 million fixed asset write-offs during 2009, which were recorded as a component of Other servicing and administrative expenses in the consolidated statement of income (loss). Other expenses during 2009 also includes $3 million relating to stock based compensation and other benefits, a curtailment gain of $16 million and a reduction of pension expense of $2 million which were recorded as a component of Salaries and employee benefits in the consolidated statement of income (loss).

(5)	During 2007 as it relates to our Mortgage Services business, we discontinued correspondent channel acquisitions and ceased operations of Decision One Mortgage Company.

(6)	Excludes intangible asset impairment charges of $14 million recorded during 2009.

HSBC Finance Corporation

5.    Securities

Securities consisted of the following available-for-sale investments:

December 31, 2011	Amortized Cost	Non-Credit Loss Component of OTTI Securities(4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury	$92	$-	$-	$-	$92
U.S. government sponsored enterprises(1)	33	-	5	-	38
U.S. government agency issued or guaranteed	2	-	-	-	2
Asset-backed securities(2)	26	-	1	-	27
U.S. corporate debt securities(3)	1,175	-	140	(7)	1,308
Foreign debt securities(5)	431	-	20	(2)	449
Equity securities	10	-	-	-	10
Money market funds	93	-	-	-	93

Subtotal	1,862	-	166	(9)	2,019
Accrued investment income	20	-	-	-	20

Total securities available-for-sale	$1,882	$-	$166	$(9)	$2,039

December 31, 2010	Amortized Cost	Non-Credit Loss Component of OTTI Securities(4)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury	$341	$-	$8	$-	$349
U.S. government sponsored enterprises(1)	282	-	4	(1)	285
U.S. government agency issued or guaranteed	10	-	1	-	11
Obligations of U.S. states and political subdivisions	29	-	1	-	30
Asset-backed securities(2)	65	(7)	2	-	60
U.S. corporate debt securities(3)	1,714	-	94	(6)	1,802
Foreign debt securities(5)	424	-	19	(1)	442
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353

Subtotal	3,227	(7)	129	(8)	3,341
Accrued investment income	30	-	-	-	30

Total securities available-for-sale	$3,257	$(7)	$129	$(8)	$3,371

(1)

Includes $8 million and $33 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of December 31, 2011 and 2010, respectively.

(2)	Includes $4 million and $31 million of residential mortgage-backed securities at December 31, 2011 and 2010, respectively.

(3)	At December 31, 2011 and 2010, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrials sectors.

(4)

For available-for-sale debt securities which are other-than-temporarily impaired, the non-credit loss component of other-than-temporary impairment is recorded in accumulated other comprehensive income beginning in 2009. In 2011, all other-than-temporarily impaired securities were sold. There were no other-than-temporarily impaired securities held as of December 31, 2011.

(5)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at December 31, 2011 or 2010.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of December 31, 2011 and 2010, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. Treasury	4	$-	$4	-	$-	$-
U.S. government sponsored enterprises	1	-	5	-	-	-
Asset-backed securities	-	-	-	1	-	-
U.S. corporate debt securities	134	(7)	191	3	-	13
Foreign debt securities	71	(2)	91	-	-	-
Equity Securities	1	-	5	-	-	-

	211	$(9)	$296	4	$-	$13

	Less Than One Year			Greater Than One Year
December 31, 2010	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. Treasury	1	$-	$25	-	$-	$-
U.S. government sponsored enterprises	13	(1)	139	-	-	-
Obligations of U.S. states and political subdivisions	4	-	5	-	-	-
Asset-backed securities	-	-	-	8	(7)	18
U.S. corporate debt securities	100	(5)	209	6	(1)	23
Foreign debt securities	24	(1)	56	-	-	-
Equity Securities	1	-	4	-	-	-

	143	$(7)	$438	14	$(8)	$41

Gross unrealized losses were broadly unchanged during 2011 while gross unrealized gains increased primarily due to a decrease in long-term interest rates since December 31, 2010 which increased the value of our securities. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, during 2011 OTTI of less than $1 million was recognized in the statement of income (loss). During the third quarter of 2011, we recognized a $2 million loss in other comprehensive income relating to the non-credit component of OTTI. During the fourth quarter of 2011, we reviewed and made changes in our overall investment strategy. As a result of this review and in anticipation of the pending sale of our Card and Retail Services business as discussed above, it was determined that we would no longer hold this specific pool of asset-backed securities. We sold these securities in December 2011. At the time of the sale of these securities, all of the OTTI recognized in other comprehensive income was associated with this specific pool of asset-backed securities and was recognized as a component of investment income in the statement of income (loss).

During 2010, OTTI of less than $1 million was recognized in earnings on certain debt securities. In addition, during 2010 we recognized a recovery in accumulated other comprehensive income relating to the non-credit component of OTTI previously recognized in accumulated other comprehensive income totaling $4 million.

We do not consider any securities to be other-than-temporarily impaired because we expect to recover the entire amortized cost basis of the securities and we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities. However, additional other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates or if we make additional changes in our overall investment strategy.

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

At December 31, 2011, approximately 88 percent of our corporate debt securities are rated A- or better and approximately 91 percent of our asset-backed securities, which totaled $27 million are rated “AAA.” At December 31, 2010, approximately 92 percent of our corporate debt securities were rated A- or better and approximately 66 percent of our asset-backed securities, which totaled $60 million were rated “AAA.” Other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

The amortized cost and fair value of asset-backed securities with unrealized losses of more than 12 months for which no other-than-temporary impairment has been recognized at December 31, 2011 and 2010 are as follows:

	Amortized Cost	Unrealized Losses for More Than 12 Months	Fair Value
	(in millions)
Asset-backed securities at:
December 31, 2011	$-	$-	$-
December 31, 2010	3	-	3

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

Proceeds from the sale, call or redemption of available-for-sale investments totaled $1,821 million, $216 million and $171 million during 2011, 2010 and 2009, respectively. We realized gross gains of $57 million, $7 million

HSBC Finance Corporation

and $13 million during 2011, 2010 and 2009, respectively. We realized gross losses of $11 million, less than $1 million and $3 million during 2011, 2010 and 2009, respectively.

Contractual maturities and yields on investments in debt securities for those with set maturities were as follows:

December 31, 2011	Due Within 1 Year	After 1 but Within 5 Years	After 5 but Within 10 Years	After 10 Years	Total
	(dollars are in millions)
U.S. Treasury:
Amortized cost	$87	$5	$-	$-	$92
Fair value	87	5	-	-	92
Yield(1)	.60%	1.25%	-	-	.63%
U.S. government sponsored enterprises:
Amortized cost	$5	$5	$3	$20	$33
Fair value	5	6	3	24	38
Yield(1)	.23%	4.39%	5.56%	4.67%	4.02%
U.S. government agency issued or guaranteed:
Amortized cost	$-	$-	$-	$2	$2
Fair value	-	-	-	2	2
Yield(1)	-	-	-	5.57%	5.57%
Asset-backed securities:
Amortized cost	$-	$22	$3	$1	$26
Fair value	-	23	3	1	27
Yield(1)	-	4.83%	6.25%	4.99%	4.99%
U.S. corporate debt securities:
Amortized cost	$46	$391	$190	$548	$1,175
Fair value	46	402	209	651	1,308
Yield(1)	2.65%	3.10%	5.01%	5.32%	4.43%
Foreign debt securities:
Amortized cost	$46	$289	$54	$42	$431
Fair value	47	297	56	49	449
Yield(1)	3.90%	2.82%	4.05%	5.70%	3.38%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

6.    Receivables

Receivables consisted of the following:

At December 31,	2011	2010
	(in millions)
Real estate secured:
First lien	$38,235	$43,859
Second lien	4,478	5,477

Total real estate secured	42,713	49,336
Personal non-credit card	5,196	7,117
Commercial and other	27	33

Total receivables	47,936	56,486
HSBC acquisition purchase accounting fair value adjustments	36	43
Accrued finance income	1,184	1,444
Credit loss reserve for owned receivables	(5,952)	(5,512)
Unearned credit insurance premiums and claims reserves	(76)	(123)

Total receivables, net	$43,128	$52,338

HSBC Finance Corporation

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Net deferred origination fees for real estate secured and personal non-credit card receivables totaled $254 million and $304 million at December 31, 2011 and 2010, respectively, and are included in the receivable balance.

Net unamortized premium on our receivables totaled $169 million and $254 million at December 31, 2011 and 2010, respectively. Unearned income on personal non-credit card receivables totaled $8 million and $30 million at December 31, 2011 and 2010, respectively, and is included in the receivable balance.

Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $3.3 billion at December 31, 2011 are secured by $5.3 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $3.9 billion at December 31, 2010 were secured by $5.9 billion of closed-end real estate secured receivables.

Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at December 31, 2011 and 2010. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total Past Due		Total Receivables(1)
December 31, 2011	1 – 29 days	30 – 89 days	90+ days		Current

	(in millions)
Real estate secured:
First lien	$5,828	$4,028	$6,248	$16,104	$22,131	$38,235
Second lien	754	416	329	1,499	2,979	4,478

Total real estate secured(2)	6,582	4,444	6,577	17,603	25,110	42,713
Personal non-credit card	686	388	315	1,389	3,807	5,196
Commercial and other	-	-	-	-	27	27

Total receivables	$7,268	$4,832	$6,892	$18,992	$28,944	$47,936

	Days Past Due			Total Past Due		Total Receivables(1)
December 31, 2010	1 – 29 days	30 – 89 days	90+ days		Current

	(in millions)
Real estate secured:
First lien	$7,024	$4,909	$5,977	$17,910	$25,949	$43,859
Second lien	935	568	421	1,924	3,553	5,477

Total real estate secured(2)	7,959	5,477	6,398	19,834	29,502	49,336
Personal non-credit card	968	604	507	2,079	5,038	7,117
Commercial and other	-	-	-	-	33	33

Total receivables	$8,927	$6,081	$6,905	$21,913	$34,573	$56,486

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

(2)	At December 31, 2011 and 2010, approximately 57 percent and 54 percent, respectively, of our real estate secured receivables have been either modified and/or re-aged.

HSBC Finance Corporation

Contractual maturities Contractual maturities of our receivables were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Real estate secured
First lien	$111	$37	$72	$89	$135	$37,791	$38,235
Second lien	78	31	32	26	47	4,264	4,478

Total real estate secured	189	68	104	115	182	42,055	42,713
Personal non-credit card	186	108	65	47	69	4,721	5,196
Commercial and other	27	-	-	-	-	-	27

Total	$402	$176	$169	$162	$251	$46,776	$47,936

As a substantial portion of consumer receivables, based on our experience, will be repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.

The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

At December 31, 2011	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$678	$41,473
Receivables at floating or adjustable rates	80	5,303

Total	$758	$46,776

Nonperforming receivables Nonaccrual receivables are summarized in the following table.

At December 31,	2011	2010
	(dollars are in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$6,544	$6,360
Personal non-credit card	330	530

Total nonperforming receivables	6,874	6,890
Real estate owned	299	962

Total nonperforming assets	$7,173	$7,852

Credit loss reserves as a percent of nonperforming receivables	86.6%	80.0%

(1)

At December 31, 2011 and 2010, nonaccrual real estate secured receivables include $4.7 billion and $4.1 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell.

Nonaccrual consumer receivables for continuing operations reflect all receivables which are 90 or more days contractually delinquent and totaled $6.9 billion at both December 31, 2011 and 2010. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Interest income on nonaccrual receivables that would have been recorded if the nonaccrual receivables had been current in accordance with contractual terms during the period was approximately $1.2 billion during 2011 and approximately $1.3 billion during 2010. Interest income that was recorded on these nonaccrual loans was approximately $462 million during 2011 and approximately $625 million during 2010 of which portions have been written-off as a result of the process to record receivables greater than 180 days delinquent at net realizable value less cost to sell.

Troubled Debt Restructurings Troubled debt restructurings represent receivables for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status.

HSBC Finance Corporation

During the third quarter of 2011 we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Under this new guidance, we have determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered TDR Loans. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and has resulted in the reporting of an additional $4.1 billion of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans during the third quarter of 2011 with credit loss reserves of $1.3 billion associated with these receivables at September 30, 2011. An incremental loan loss provision for these receivables using a discounted cash flow analysis of approximately $925 million was recorded during the third quarter of 2011. The TDR Loan balances and related credit loss reserves for consumer receivables reported as of December 31, 2010 use our previous definition of TDR Loans and as such, are not directly comparable to the current period balances. At December 31, 2011, $1.0 billion of first time early stage delinquency accounts which had been re-aged since January 1, 2011, were not reported as TDR Loans.

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

The following table presents information about receivables which as a result of any account management action taken during 2011 became classified as TDR Loans. During the year ended December 31, 2011, substantially all of the actions reflect re-aging of past due accounts or loan modifications involving interest rate reductions.

Year Ended December 31,	2011
(in millions)
Real estate secured:
First lien	$6,145
Second lien	625

Total real estate secured	6,770
Personal non-credit card	1,058

Total	$7,828

HSBC Finance Corporation

The following table presents information about our TDR Loans and the related credit loss reserves for TDR Loans:

At December 31,	2011	2010
	(in millions)
TDR Loans(1)(2):
Real estate secured:
First lien	$13,186	$8,697
Second lien	1,057	647

Total real estate secured(3)(4)	14,243	9,344
Personal non-credit card	1,341	704

Total TDR Loans	$15,584	$10,048

At December 31,	2011	2010
	(in millions)
Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$3,169	$1,728
Second lien	534	258

Total real estate secured	3,703	1,986
Personal non-credit card	706	395

Total credit loss reserves for TDR Loans(5)	$4,409	$2,381

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. The following table reflects the unpaid principal balance of TDR Loans:

At December 31,	2011	2010
	(in millions)
Real estate secured:
First lien	$14,813	$9,650
Second lien	1,125	709

Total real estate secured	15,938	10,359
Personal non-credit card	1,341	705

Total TDR Loans	$17,279	$11,064

(3)	At December 31, 2011 and 2010, TDR Loans totaling $2.5 billion and $1.5 billion, respectively, are recorded at the lower of amortized cost or fair value less cost to sell.

(4)	The following table summarizes real estate secured TDR Loans for our Mortgage Services and Consumer Lending businesses:

At December 31,	2011	2010
	(in millions)
Mortgage Services	$4,900	$4,114
Consumer Lending	9,343	5,230

Total real estate secured	$14,243	$9,344

(5)	Included in credit loss reserves.

HSBC Finance Corporation

The following table discloses receivables which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during 2011:

Year Ended December 31,	2011
Real estate secured:
First lien	$1,941
Second lien	189

Total real estate secured	2,130
Personal non-credit card	418

Total	$2,548

Additional information relating to TDR Loans is presented in the table below:

Year Ended December 31,	2011	2010	2009
	(in millions)
Average balance of TDR Loans(1):
Real estate secured(2)	$12,351	$9,534	$5,743
Personal non-credit card	1,161	736	731

Total average balance of TDR Loans	$13,512	$10,270	$6,474

Interest income recognized on TDR Loans
Real estate secured	$652	$446	$323
Personal non-credit card	133	47	53

Total interest income recognized on TDR Loans	$785	$493	$376

(1)

The increase in the average balance of TDR Loans during 2011 reflects, in part, the higher levels of receivables considered to be TDR Loans as a result of the adoption of the new accounting guidance as discussed above. These averages assume the new guidelines were adopted January 1, 2011.

(2)

The following summarizes the average balance of real estate secured TDR Loans and interest income recognized on real estate secured TDR Loans split between first and second lien loans for the year ended December 31, 2010:

Year Ended December 31,	2011	2010
	(in millions)
Average balance of TDR Loans:
First lien	$11,450	$8,832
Second lien	901	702

Total average balance of TDR Loans	$12,351	$9,534

Interest income recognized on TDR Loans:
First lien	$590	$407
Second lien	62	39

Total interest income recognized on TDR Loans	$652	$446

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

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	December 31, 2011		December 31, 2010
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$7,605	19.89%	$7,504	17.11%
Second lien	500	11.16	667	12.18

Total real estate secured	8,105	18.98	8,171	16.56
Personal non-credit card	486	9.35	779	10.94

Total	$8,591	17.93%	$8,950	15.85%

Nonperforming The status of our consumer receivable portfolio are summarized in the following table:

	Performing Loans	Nonaccrual Loans	Total
At December 31, 2011
Real estate secured(1)	$36,169	$6,544	$42,713
Personal non-credit card	4,866	330	5,196

Total(2)	$41,035	$6,874	$47,909

At December 31, 2010
Real estate secured(1)	$42,976	$6,360	$49,336
Personal non-credit card	6,587	530	7,117

Total(2)	$49,563	$6,890	$56,453

(1)	At December 31, 2011 and 2010, nonperforming real estate secured receivables include $4.7 billion and $4.1 billion, respectively, of receivables that are carried at fair value less cost to sell.

(2)

At December 31, 2011 and 2010, nonperforming receivables for continuing operations include $2.9 billion and $1.9 billion, respectively, which are TDR Loans, some of which may also be carried at fair value less cost to sell.

Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

7.    Changes in Charge-off Policies During 2009

Prior to 2009, we maintained charge-off policies within our Consumer Lending and Mortgage Services businesses that were developed in consideration of the historical consumer finance customer profile. As such, these policies focused on maximizing the amount of cash collected while avoiding excessive collection expenses on loans which would likely become uncollectible. Our historical real estate secured charge-off policies reflected consideration of customer behavior in that initiation of foreclosure or repossession activities often served to prompt repayment of delinquent balances and, therefore, were designed to avoid ultimate foreclosure or repossession whenever it was economically reasonable. Charge-off policies for our personal non-credit card receivables were designed to be responsive to customer needs and collection experience which justified a longer collection and work out period for the consumer finance customer. Therefore, the charge-off policies for these products were historically longer than bank competitors who served a different market.

The impact of the economic turmoil which began in 2007 resulted in a change to the customer behavior patterns described above and it became clear in 2009 that the historical behavior patterns will not be re-established for the

HSBC Finance Corporation

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

The impact of the changes in our charge-off policies adopted during the fourth quarter of 2009 resulted in an increase to our net loss of $227 million as summarized below:

	Real Estate Secured	Personal Non-Credit Card	Total
	(in millions)
Net interest income:
Reversal of accrued interest income on charged-off accounts(1)	$246	$105	$351
Provision for credit losses:
Charge-offs to comply with charge-off policy changes	2,402	1,071	3,473
Release of credit loss reserves associated with principal and accrued interest income	(2,594)	(878)	(3,472)
Tax benefit	(19)	(106)	(125)

Reductions to net income	$35	$192	$227

(1)	Accrued interest income is reversed against finance and other interest income.

8.    Credit Loss Reserves

An analysis of credit loss reserves for continuing operations was as follows:

	2011		2010	2009
	(in millions)
Credit loss reserves at beginning of period	$5,512		$7,275	$9,781
Provision for credit losses	4,418	(1)	5,346	7,904
Charge-offs	(4,481)		(7,596)	(10,702	)(2)
Recoveries	503		487	292

Credit loss reserves at end of period	$5,952		$5,512	$7,275

(1)	The provision for credit losses included approximately $925 million related to the adoption of new accounting guidance for TDR Loans in the third quarter of 2011 as discussed above.

(2)

Includes $3.5 billion related to the changes in charge-off polices for real estate secured and personal non-credit card receivables in December 2009. See Note 7, “Changes to Charge-off Policies During 2009,” for additional information.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the years ended December 31, 2011, 2010 and 2009:

	Real Estate Secured		Personal Non- Credit Card	Comm’l and Other	Total
	First Lien	Second Lien
Year ended December 31, 2011:
Credit loss reserve balances at beginning of period	$3,355	$832	$1,325	$-	$5,512
Provision for credit losses	3,227	758	433	-	4,418
Charge-offs	(2,527)	(827)	(1,127)	-	(4,481)
Recoveries	34	60	409	-	503

Net charge-offs	(2,493)	(767)	(718)	-	(3,978)

Credit loss reserve balance at end of period	$4,089	$823	$1,040	$-	$5,952

Reserve components:
Collectively evaluated for impairment	$632	$286	$334	$-	$1,252
Individually evaluated for impairment(1)	3,026	534	706	-	4,266
Receivables carried at net realizable value	423	2	-	-	425
Loans acquired with deteriorated credit quality	8	1	-	-	9

Total credit loss reserves	$4,089	$823	$1,040	$-	$5,952

Receivables:
Collectively evaluated for impairment	$21,660	$3,358	$3,855	$27	$28,900
Individually evaluated for impairment(1)	10,693	1,024	1,341	-	13,058
Receivables carried at net realizable value	5,847	90	-	-	5,937
Receivables acquired with deteriorated credit quality	35	6	-	-	41

Total receivables	$38,235	$4,478	$5,196	$27	$47,936

Year ended December 31, 2010:
Credit loss reserve balances at beginning of period	$3,997	$1,430	$1,848	$-	$7,275
Provision for credit losses	3,126	789	1,431	-	5,346
Charge-offs	(3,811)	(1,456)	(2,329)	-	(7,596)
Recoveries	43	69	375	-	487

Net charge-offs	(3,768)	(1,387)	(1,954)	-	(7,109)

Credit loss reserve balance at end of period	$3,355	$832	$1,325	$-	$5,512

Reserve components:
Collectively evaluated for impairment	$1,544	$570	$930	$-	$3,044
Individually evaluated for impairment(1)	1,701	258	395	-	2,354
Receivables carried at net realizable value	94	1	-	-	95
Loans acquired with deteriorated credit quality	16	3	-	-	19

Total credit loss reserves	$3,355	$832	$1,325	$-	$5,512

Receivables:
Collectively evaluated for impairment	$31,556	$4,762	$6,413	$33	$42,764
Individually evaluated for impairment(1)	7,240	635	704	-	8,579
Receivables carried at net realizable value	5,022	73	-	-	5,095
Receivables acquired with deteriorated credit quality	41	7	-	-	48

Total receivables	$43,859	$5,477	$7,117	$33	$56,486

Year ended December 31, 2009:
Balance at beginning of period	$4,998	$2,115	$2,668	$-	$9,781
Provision for credit losses	3,354	1,558	2,992	-	7,904
Charge-offs(2)	(4,381)	(2,282)	(4,039)	-	(10,702)
Recoveries	26	39	227	-	292

Net charge-offs	(4,355)	(2,243)	(3,812)	-	(10,410)
Receivables transferred to held for sale	-	-	-	-	-

Balance at end of period	$3,997	$1,430	$1,848	$-	$7,275

Reserve components:
Collectively evaluated for impairment	$2,206	$1,051	$1,495	$-	$4,752
Individually evaluated for impairment(1)	1,766	373	353	-	2,492
Loans acquired with deteriorated credit quality	25	6	-	-	31

Total credit loss reserves	$3,997	$1,430	$1,848	$-	$7,275

(1)

These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow

HSBC Finance Corporation

impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at fair value less cost to sell which totaled $2.5 billion, $1.5 billion and $773 million at December 31, 2011, 2010 and 2009, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at fair value less cost to sell which totaled $143 million and $27 million at December 31, 2011 and 2010, respectively. There were no credit loss reserves at December 31, 2009 associated with TDR Loans that were carried at fair value less cost to sell.

(2)

Includes $2.0 billion for first lien real estate secured receivables, $434 million for second lien real estate secured receivables and $1.1 billion for personal non-credit card receivables related to the December 2009 Charge-off Policy Changes.

During the third quarter of 2011, we reviewed our existing models for determining credit loss reserves. As part of this process, we considered recent environmental activity including the impact of the foreclosure delays, unique characteristics of our run-off portfolio and changes in how loans are ultimately running-off. As a result, we made the following enhancements to our credit loss reserve estimation process during the third quarter of 2011:

•

The projected cash flows and timing of cash flows on non-performing loans is based on our recent historical migration statistics which we believe are the best estimate of future cash flows and timing of cash flows for this run-off portfolio. Historically, we more heavily utilized certain third party loan default estimates, adjusted for macro-economic assumptions, which were adjusted for trends in our portfolio. We now estimate cash flows incorporating more directly this internal data. Our estimates of home price severity are based on a 12-month average of broker price opinions received which are discounted from the date we expect to receive the proceeds.

•

Historically, severity estimates were determined based on the average total losses incurred at the time the loans were transferred to Real Estate Owned (“REO”). Due to the significant reduction in loans transferred to REO during 2011, as a result of foreclosure delays and concentrations in the mix of loans transferred to REO in certain states that are no longer representative of our portfolio of loans requiring credit loss reserves, we determined that the best estimate of severity, should be based on a 12-month average of broker price opinions received.

•

As part of this review, we also increased the granularity of certain segments used to establish impairment provisions to include specific characteristics of the portfolios such as year of origination, location of the property and underlying economic factors affecting the location in which the property is located. Segmenting the portfolio based on these risk characteristics provides greater risk differentiation based on the underlying trends in our portfolio. We believe these enhancements to the credit loss reserve estimation process were responsive to the changing environment and will result in credit loss reserves that will be more responsive to the changing portfolio characteristics in the future as the loan portfolio continues to run-off.

9.     Properties and Equipment, Net

Property and Equipment consisted of the following:

At December 31,	2011	2010	Depreciable Life
	(dollars are in millions)
Land	$3	$3	-
Buildings and improvements	117	120	10-40 years
Furniture and equipment	26	30	3-10

Total	146	153
Accumulated depreciation and amortization	(54)	(52)

Properties and equipment, net	$92	$101

Depreciation and amortization expense for continuing operations totaled $11 million, $15 million and $21 million in 2011, 2010 and 2009, respectively.

HSBC Finance Corporation

10.    Commercial Paper

Commercial Paper
(in millions)
December 31, 2011
Balance	$4,026
Highest aggregate month-end balance	4,304
Average borrowings	3,815
Weighted-average interest rate:
At year-end	.3%
Paid during year	.2
December 31, 2010
Balance	$3,157
Highest aggregate month-end balance	4,864
Average borrowings	3,732
Weighted-average interest rate:
At year-end	.3%
Paid during year	.3
December 31, 2009
Balance	$4,291
Highest aggregate month-end balance	6,973
Average borrowings	5,412
Weighted-average interest rate:
At year-end	.4%
Paid during year	.9

Interest expense for commercial paper totaled $9 million in 2011, $11 million in 2010 and $49 million in 2009.

We maintain various bank credit agreements primarily to support commercial paper borrowings. We had committed back-up lines of credit totaling $6.0 billion and $6.3 billion at December 31, 2011 and 2010, respectively. In April 2011, we refinanced all of our third party back-up lines, totaling $4.3 billion, into a new $4.0 billion credit facility, split evenly between tenors of 364 days and three years. As a result, we have committed back-up lines of credit totaling $6.0 billion at December 31, 2011 compared to $6.3 billion at December 31, 2010. At December 31, 2011 and 2010, we had $2.0 billion in back-up lines with HSBC affiliates. See Note 19, “Related Party Transactions,” for further discussion of the lines with HSBC affiliates.

Our third party back-up line agreements contain a financial covenant which requires us to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Additionally, we are required to maintain a minimum of $5.0 billion of debt extended to us from affiliates. At December 31, 2011, we were in compliance with all applicable financial covenants.

Annual commitment fee expenses to support availability of these lines during 2011, 2010 and 2009 totaled $19 million, $33 million and $18 million, respectively, and included $10 million, $16 million and $9 million, respectively, for the HSBC lines.

HSBC Finance Corporation

11.    Long-Term Debt

Long-term debt consisted of the following:

At December 31,	2011	2010
	(in millions)
Senior debt:
Fixed rate:
Secured financings:
5.00% to 5.99%; due 2015 to 2022	$270	$373
Other fixed rate senior debt:
1.00% to 1.99%; due 2013 to 2014	16	3
2.00% to 2.99%; due 2013 to 2032	892	697
3.00% to 3.99%; due 2012 to 2016	534	440
4.00% to 4.99%; due 2011 to 2018	3,774	4,069
5.00% to 5.49%; due 2011 to 2021	8,042	11,613
5.50% to 5.99%; due 2011 to 2020	3,643	6,281
6.00% to 6.49%; due 2011 to 2033	3,334	6,165
6.50% to 6.99%; due 2011 to 2033	8	2,111
7.00% to 7.49%; due 2011 to 2032	1,724	1,864
7.50% to 7.99%; due 2012 to 2032	1,071	1,075
Variable interest rate:
Secured financings – .37% to 2.78%; due 2011 to 2023	3,045	3,509
Other variable interest rate senior debt – .43% to 5.94%; due 2011 to 2016	10,229	13,004
Subordinated debt	2,208	2,208
Junior subordinated notes issued to capital trusts	1,031	1,031
Unamortized discount	(67)	(89)
HSBC acquisition purchase accounting fair value adjustments	36	50

Total long-term debt	$39,790	$54,404

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.

At December 31, 2011, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $46 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $1.3 billion. At December 31, 2010, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $34 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $2.1 billion.

At December 31, 2011 and 2010, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 12, “Fair Value Option,” for further details. At December 31, 2011 and 2010, long-term debt totaling $13.7 billion and $20.8 billion, respectively, was carried at fair value.

Interest expense for long-term debt for continuing operations was $2.2 billion in 2011, $2.9 billion in 2010 and $3.5 billion in 2009. The weighted-average interest rates on long-term debt were 4.5 and 4.6 percent at December 31, 2011 and 2010, respectively, excluding HSBC acquisition purchase accounting adjustments. There are no restrictive financial covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 13, “Derivative Financial Instruments.”

During the second quarter of 2011, we decided to call $600 million of senior long-term debt. This transaction was completed during July 2011. This transaction was funded through a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of December 31, 2011, $600 million was outstanding under this loan agreement.

HSBC Finance Corporation

During the fourth quarter of 2010, we offered noteholders of certain series of our debt the ability to exchange their existing senior notes for newly issued subordinated debt. As a result, we issued $1.9 billion in new 10-year fixed rate subordinated debt in exchange for tendered debt totaling $1.8 billion. Of the newly issued subordinated debt, $1.2 billion was recorded in long-term debt and $731 million was recorded in due to affiliates. In December 2010, we issued an additional $1.0 billion of 10-year fixed rate subordinated debt to institutional investors.

During 2010, we redeemed $1.0 billion of retail medium-term notes in four phases of approximately $250 million each. These redemptions were funded through a new $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which was also executed during the third quarter of 2010 and allowed for borrowings with maturities of up to 15 years. During 2010, we borrowed $1.0 billion under this credit agreement with scheduled maturities between 2022 and 2025. In November 2010, we replaced the $1.0 billion outstanding under this loan through the issuance of preferred stock to HSBC Investments (North America) Inc. (“HINO”). See Note 15, “Redeemable Preferred Stock,” for additional information regarding this issuance of preferred stock.

Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 are secured by $5.3 billion of closed-end real estate secured receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts of $3.9 billion at December 31, 2010 are secured by $5.9 billion of closed-end real estate secured receivables. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.

The following table summarizes our junior subordinated notes issued to capital trusts (“Junior Subordinated Notes”) and the related company obligated mandatorily redeemable preferred securities (“Preferred Securities”):

HSBC Finance Capital Trust IX (“HFCT IX”)
(dollars are in millions)
Junior Subordinated Notes:
Principal balance	$1,031
Interest rate:
Through November 30, 2015	5.91%
December 1, 2015 through maturity	3-month LIBOR plus 1.926%
Redeemable by issuer	November 2015
Stated maturity	November 2035
Preferred Securities:
Rate:
Through November 30, 2015	5.91%
December 1, 2015 through maturity	3-month LIBOR plus 1.926%
Face value	$1,000
Issue date	November 2005

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

HSBC Finance Corporation

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

Maturities of long-term debt at December 31, 2011, including secured financings, conduit facility renewals and capital lease obligations were as follows:

(in millions)
2012(1)	$11,325
2013	6,961
2014	3,547
2015	5,559
2016	5,282
Thereafter	7,116

Total	$39,790

(1)	Weighted average interest rate on long-term debt maturing in 2012 is 4.51%.

Certain components of our long-term debt may be redeemed prior to its stated maturity.

12.    Fair Value Option

We have elected FVO reporting for certain of our fixed rate debt issuances. At December 31, 2011, fixed rate debt accounted for under FVO totaled $14.1 billion, of which $13.7 billion is included as a component of long-term debt and $447 million is included as a component of due to affiliates. At December 31, 2011, we had not elected FVO for $11.8 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2011 has an aggregate unpaid principal balance of $13.9 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $341 million.

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

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (credit and interest rate impact) based on observable market data for the same or similar debt instruments. See Note 22, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

HSBC Finance Corporation

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

Year Ended December 31,	2011	2010	2009
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$25	$(269)	$1,063
Credit risk component	616	109	(3,334)

Total mark-to-market on debt designated at fair value	641	(160)	(2,271)
Mark-to-market on the related derivatives(1)	(81)	112	(609)
Net realized gains on the related derivatives	604	789	755

Gain (loss) on debt designated at fair value and related derivatives	$1,164	$741	$(2,125)

(1)

Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $63 million, $84 million and a loss of $75 million during 2011, 2010 and 2009, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $63 million, $84 million and a gain of $75 million during 2011, 2010 and 2009, respectively.

The movement in the fair value reflected in gain on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $232 million and $873 million at December 31, 2011 and 2010, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•

Interest rate curve – During 2011, long-term U.S. interest rates decreased. However, while long-term U.S. interest rates were lower during 2011, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Interest rates in the U.S. also decreased during 2010 which resulted in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives. Approximately 3 percent and 7 percent of our FVO debt does not have a corresponding derivative at December 31, 2011 and 2010, respectively.

•

Credit – Our secondary market credit spreads widened in 2011 due to the continuing concerns with the European sovereign debt crisis which has caused spreads to widen throughout the financial services industry as well as the uncertain economic recovery in the United States. During 2010, we experienced an overall gain in the credit component of our debt primarily resulting from widening of credit spreads in our longer-dated debt, which was partially offset by the tightening of credit spreads in our shorter-dated debt.

HSBC Finance Corporation

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2011 should not be considered indicative of the results for any future periods.

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

Objectives for Holding Derivative Financial Instruments Market risk (which includes interest rate and foreign currency exchange risks) is the possibility that a change in interest rates or foreign exchange rates will cause a financial instrument to decrease in value or become more costly to settle. Prior to our ceasing originations in our Consumer Lending business and ceasing purchase activities in our Mortgage Services business, customer demand for our loan products shifted between fixed rate and floating rate products, based on market conditions and preferences. These shifts in loan products resulted in different funding strategies and produced different interest rate risk exposures. Additionally, the mix of receivables on our balance sheet and the corresponding market risk is changing as we manage the liquidation of all of our receivable portfolios. We maintain an overall risk management strategy that utilizes interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates related to our debt liabilities. We manage our exposure to interest rate risk primarily through the use of interest rate swaps with the main objective of managing the interest rate volatility due to a mismatch in the duration of our assets and liabilities. We manage our exposure to foreign currency exchange risk primarily through the use of cross currency interest rate swaps. We do not use leveraged derivative financial instruments.

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

HSBC Finance Corporation

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

At December 31, 2011 and 2010, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At December 31, 2011 and 2010, we provided third party swap counterparties with $10 million and $33 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At December 31, 2011 and 2010, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $584 million and $2.5 billion, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At December 31, 2011, we had derivative contracts with a notional value of approximately $40.9 billion, including $40.4 billion outstanding with HSBC Bank USA. At December 31, 2010, we had derivative contracts with a notional value of $50.5 billion, including $49.9 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

HSBC Finance Corporation

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying amount of our debt by $36 million and $51 million at December 31, 2011 and 2010, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$11	$(4)	Derivative related liabilities	$7	$18
Currency swaps	Derivative financial assets	53	124	Derivative related liabilities	-	-

Total fair value hedges		$64	$120		$7	$18

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain (Loss) Recognized in Income on Hedged	Amount of Gain (Loss) Recognized in Income on the Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
	Hedged Item	Item and Derivative	2011	2010	2009	2011	2010	2009
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$34	$17	$(13)	$(40)	$7	$21
Currency swaps	Fixed rate borrowings	Derivative related income	(29)	(13)	35	44	12	(34)

Total			$5	$4	$22	$4	$19	$(13)

HSBC Finance Corporation

Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on current derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $448 million and $492 million at December 31, 2011 and 2010, respectively. We expect $277 million ($179 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$(554)	$(437)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	441	985	Derivative related liabilities	-	-

Total cash flow hedges		$(113)	$548		$-	$-

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate swaps	$(116)	$(65)	$473	Interest expense	$(34)	$(62)	$(24)	Derivative related income	$4	$(1)	$12
Currency swaps	189	70	441	Interest expense	(25)	(34)	(51)	Derivative related income	22	(7)	82

Total	$73	$5	$914		$(59)	$(96)	$(75)		$26	$(8)	$94

HSBC Finance Corporation

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

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$(926)	$165	Derivative related liabilities	$5	$5
Currency swaps and foreign exchange forward contracts	Derivative financial assets	38	67	Derivative related liabilities	4	-

Total		$(888)	$232		$9	$5

The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		2011	2010	2009
		(in millions)
Interest rate contracts	Derivative related income	$(1,185)	$(394)	$200
Currency contracts	Derivative related income	4	-	(3)

Total		$(1,181)	$(394)	$197

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

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$693	$907	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	808	739	Derivative related liabilities	-	-

Total		$1,501	$1,646		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		2011	2010	2009
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$263	$719	$(39)
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	260	182	185

Total		$523	$901	$146

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

At December 31,	2011	2010
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$8,140	$8,917
Currency swaps	8,195	10,018

	16,335	18,935

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	10,523	11,449
Purchased caps	-	173
Foreign exchange:
Swaps	715	1,221
Forwards	205	123

	11,443	12,966

Derivatives associated with debt carried at fair value:
Interest rate swaps	9,700	15,212
Currency swaps	3,376	3,376

	13,076	18,588

Total	$40,854	$50,489

HSBC Finance Corporation

14.    Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2011	2010	2009
	(in millions)
Benefit for income taxes related to continuing operations	$(1,424)	$(1,359)	$(2,867)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains on securities available-for-sale, not other-than-temporarily impaired, net	13	22	51
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale	3	1	(4)
Unrealized gains on cash flow hedging instruments	52	43	387
Changes in funded status of postretirement benefit plans	(6)	(5)	2
Foreign currency translation adjustments	(1)	2	8
Valuation allowance	-	-	(2)

Total	$(1,363)	$(1,296)	$(2,425)

Provisions for income taxes related to our continuing operations were:

Year Ended December 31,	2011	2010	2009
	(in millions)
Current provision (benefit):
United States	$(789)	$(1,638)	$(2,138)

Total current benefit	(789)	(1,638)	(2,138)

Deferred provision (benefit):
United States	(635)	279	(729)

Total deferred benefit	(635)	279	(729)

Total income benefit	$(1,424)	$(1,359)	$(2,867)

The significant components of deferred provisions attributable to income from continuing operations were:

Year Ended December 31,	2011	2010	2009
	(in millions)
Deferred income tax (benefit) provision (excluding the effects of other components)	$(584)	$238	$(690)
(Decrease) increase in valuation allowance	(65)	49	209
Change in operating loss carryforwards	14	(8)	(282)
Adjustment to statutory tax rate	-	-	34

Deferred income tax provision	$(635)	$279	$(729)

HSBC Finance Corporation

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

Year Ended December 31,	2011		2010		2009
	(dollars are in millions)
Tax benefit at the U.S. federal statutory income tax rate	$(1,307)	(35.0)%	$(1,367)	(35.0)%	$(3,074)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(98)	(2.6)	(33)	(.8)	72	.8
Adjustment to valuation allowance on deferred tax assets	(65)	(1.7)	(8)	(.2)	78	.9
Uncertain tax positions	25	.7	(5)	(.1)	-	-
Leveraged leases	1	-	48	1.2	20	.2
State rate change effect on net deferred taxes	-	-	-	-	34	.4
Non-deductible goodwill	-	-	-	-	87	1.0
Low income housing and other tax credits	-	-	-	-	(14)	(.1)
Other	20	.5	6	.1	(70)	(.8)

Total income tax benefit	$(1,424)	(38.1)%	$(1,359)	(34.8)%	$(2,867)	(32.6)%

The effective tax rate for continuing operations in 2011 was impacted by the non-deductible portion of the accrual relating to mortgage servicing matters, the release of a valuation allowance previously established on foreign tax credits, an increase in the valuation allowance on state deferred taxes, as well as an increase in uncertain tax positions. The effective tax rate for continuing operations in 2010 was impacted by amortization of purchase accounting adjustments on leveraged leases that matured in December 2010. The effective tax rate for continuing operations in 2009 was impacted by the non-tax deductible impairment of goodwill, an increase in the state and local tax valuation allowance and a decrease in low income housing credits. In 2011, 2010 and 2009, the effective tax rate for continuing operations was also impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

At December 31,	2011	2010
	(in millions)
Deferred Tax Assets
Credit loss reserves	$2,235	$2,107
Unused tax benefit carryforwards	784	797
Market value adjustment related to derivatives and long-term debt carried at fair value	452	316
Real Estate Mortgage Investment Conduit (“REMIC”)	229	136
Other	563	486

Total deferred tax assets	4,263	3,842
Valuation allowance	(655)	(720)

Total deferred tax assets net of valuation allowance	3,608	3,122

Deferred Tax Liabilities
Fee income	-	99
Deferred loan origination costs	130	163
Depreciation and amortization	37	-
Unrealized gains on securities available-for-sale	57	46
Insurance reserves	29	22
Other	10	13

Total deferred tax liabilities	263	343

Net deferred tax asset	$3,345	$2,779

HSBC Finance Corporation

The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

At December 31,	2011	2010
	(in millions)
State tax benefit loss limitations	$599	$537
Deferred capital loss on sale to affiliates	49	49
Foreign tax credit carryforward	-	127
Other	7	7

Total	$655	$720

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(in millions)
Balance at beginning of year	$169	$196
Additions based on tax positions related to the current year	4	13
Additions for tax positions of prior years	61	25
Reductions for tax positions of prior years	(19)	(27)
Settlements	(42)	(33)
Reductions for lapse of statute of limitations	(14)	(5)

Balance at end of year	$159	$169

The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits (hereinafter referred to as uncertain tax reserves) that, if recognized, would affect the effective tax rate was $96 million at both December 31, 2011 and 2010.

It is our policy to recognize accrued interest related to unrecognized tax benefits in interest income in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $88 million and $75 million at December 31, 2011 and 2010, respectively. We increased our accrual for the payment of interest and penalties associated with uncertain tax positions by $13 million during 2011 and decreased our accrual for the payment of interest and penalties associated with uncertain tax positions by $2 million during 2010.

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

HSBC Finance Corporation

capital support from HSBC necessary as part of such plans and strategies. The HNAH Group has continued to consider the impact of the economic environment on the North American businesses and the expected growth of the deferred tax assets. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period.

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the realizability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and

HSBC Finance Corporation

liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.3 billion and $2.8 billion as of December 31, 2011 and 2010, respectively.

During the second quarter of 2011, we reached a pending resolution of an issue with the Internal Revenue Service (“IRS”) Appeals Office covering the tax periods 1998 through 2005. We anticipate finalizing the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2012. The IRS began their examination of our 2008 and 2009 income tax returns during the third quarter of 2011, with an anticipated completion in 2013.

We remain subject to state and local income tax examinations for years 1998 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.

At December 31, 2011, we had net operating loss carryforwards of $11.2 billion for state tax purposes which expire as follows: $286 million in 2012-2016; $257 million in 2017-2021; $2.5 billion in 2022-2026; and $8.1 billion in 2027 and forward.

At December 31, 2011, we had foreign tax credit carryforwards of $108 million for federal income tax purposes which expire as follows: $26 million in 2015; $34 million in 2016; and $21 million in 2017; and $27 million in 2018.

At December 31, 2011, we had general business tax credit carryforwards of $34 million for Federal income tax purposes of which expire as follows: $15 million in 2028 and $19 million in 2029.

At December 31, 2011, we had general business tax credit carryforwards of $13 million for state income tax purposes of which $5 million expire in 2012-2016 and $8 million have no expiration period.

15.    Redeemable Preferred Stock

In November 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C (“Series C Preferred Stock”) to our parent, HINO, for a cash purchase price of $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1,000,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000,000 per share plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. We began paying dividends during the first quarter of 2011. In 2011, we declared dividends totaling $89 million on the Series C Preferred Stock which were paid prior to December 31, 2011.

In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”) to third parties. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are

HSBC Finance Corporation

outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. In both 2011 and 2010, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2011 and 2010.

16.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Year Ended December 31,	2011	2010	2009
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(575)	$(632)	$(1,316)
Other comprehensive income for period:
Net gains arising during period, net of tax of $29 million, $2 million and $329 million, respectively	45	3	585
Reclassification adjustment for losses realized in net income, net of tax of $23 million, $41 million and $56 million, respectively	36	54	99

Total other comprehensive income for period	81	57	684

Balance at end of period	(494)	(575)	(632)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$78	$38	$(54)
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $33 million, $25 million and $48 million, respectively	60	44	85
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(20) million, $(3) million and $3 million, respectively	(36)	(4)	7

Total other comprehensive income for period	24	40	92

Balance at end of period	102	78	38

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$(4)	$(7)	$-
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $(1) million, $1 million and $(6) million, respectively	(1)	3	(10)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $4 million, $- million and $2 million, respectively	5	-	3

Total other comprehensive loss for period	4	3	(7)

Balance at end of period	-	(4)	(7)

Pension and postretirement benefit plan liability:
Balance at beginning of period	-	8	4
Other comprehensive income for period:
Pension and postretirement benefit plan adjustments, net of tax of $(6) million, $(5) million, and $2 million, respectively	(11)	(8)	4

Total other comprehensive income for period	(11)	(8)	4

Balance at end of period	(11)	-	8

Foreign currency translation adjustments:
Balance at beginning of period	10	10	(12)
Other comprehensive loss for period:
Translation gains (losses), net of tax of $(1) million, $2 million and $8 million, respectively	(3)	-	22

Total other comprehensive income for period	(3)	-	22

Balance at end of period	7	10	10

Total accumulated other comprehensive loss at end of period	$(396)	$(491)	$(583)

HSBC Finance Corporation

17.    Share-Based Plans

Restricted Share Plans Subsequent to our acquisition by HSBC, key employees have been provided awards in the form of restricted share rights (“RSRs”), restricted shares (“RSs”) and restricted share units (“RSUs”) under the HSBC Group Share Plan. These shares have been granted subject to either time-based vesting or performance based-vesting, typically over three to five years. Currently, share-based awards granted to U.S. employees are granted in the form of RSUs. Annual awards to employees in 2011 and 2010 are subject to three-year time-based graded vesting. Also during 2011, we made a one-time grant of performance-based awards, which represented a significant portion of the shares awarded in 2011, that are subject to performance-based vesting periods ranging from 12 to 30 months. Annual awards to employees in 2009 vest after three years. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees.

Information with respect to RSRs and RSUs awarded under HSBC’s Restricted Share Plan/Group Share Plan, all of which are in HSBC ordinary shares, is as follows:

Year Ended December 31,	2011	2010	2009
RSRs and RSUs awarded	1,410,531	740,340	3,346,266
Weighted-average fair value per share	$9.40	$10.33	$8.76
RSRs and RSUs outstanding at December 31	3,578,689	2,485,665	6,636,911
Compensation cost: (in millions)
Pre-tax	$12	$10	$20
After-tax	8	6	13

As of December 31, 2011, future compensation cost related to grants which have not yet fully vested is approximately $8 million. This amount is expected to be recognized over a weighted-average period of 0.67 years.

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”), allows eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. Employees can currently save up to $400 per month over all their HSBC Sharesave Plan savings contracts. HSBC ordinary shares granted and the related fair value of the options for 2011, 2010 and 2009 are presented below:

	2011		2010		2009
	HSBC Ordinary Shares Granted	Fair Value Per Share of Shares Granted	HSBC Ordinary Shares Granted	Fair Value Per Share of Shares Granted	HSBC Ordinary Shares Granted	Fair Value Per Share of Shares Granted
1 year vesting period	30,957	$1.62	45,322	$2.00	229,545	$2.07
3 year vesting period	19,880	2.08	38,328	2.57	356,025	2.41
5 year vesting period	12,099	2.22	9,764	2.76	244,087	2.19

Compensation expense related to the grants under the HSBC Sharesave Plan totaled less than a million in 2011, $1 million in 2010 and $2 million in 2009.

The fair value of each option granted under the HSBC Sharesave Plan was estimated as of the date of grant using a third party option pricing model. The significant assumptions used to estimate the fair value of the options granted by year are as follows:

	2011	2010	2009
Risk-free interest rate	.25 - 2.17%	.47 - 2.63%	.52 - 2.10%
Expected life	1, 3 or 5 years	1, 3 or 5 years	1, 3 or 5 years
Expected volatility	25%	30%	50%, 35%, 30%

HSBC Finance Corporation

Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, the shareholders approved and HSBC adopted the HSBC Share Plan (“Group Share Plan”) to replace this plan. Since 2004, no further options have been granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. Such options were granted at market value. There was no compensation expense related to the Group Share Option Plan during 2011, 2010 or 2009. At December 31, 2011, 2010 and 2009, there were 6,076,829 HSBC ordinary shares outstanding and exercisable with a weighted average price per share of $12.93. At December 31, 2011, the stock options outstanding under the Group Share Plan had exercise prices in the range of $12.51 to $15.00 and a weighted-average remaining life of 1.98 years.

Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over four years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. No compensation expense related to the former Household plan was recorded in 2011, 2010 or 2009 as all shares under the former Household plan are fully vested. At December 31, 2011, there were 1,904,957 stock options outstanding under the former Household plan which had exercise prices ranging from $9.01 to $12.50 with a weighted-average price per share of $9.29 and a weighted-average remaining life of 0.87 years.

18.    Pension and Other Postretirement Benefits

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

Year Ended December 31,	2011	2010	2009
	(in millions)
Service cost – benefits earned during the period	$5	$12	$14
Interest cost on projected benefit obligation	33	39	33
Expected return on assets	(38)	(38)	(23)
Partial plan termination(1)	-	-	5
Recognized losses	18	23	17
Amortization of curtailment gain	(1)	-	-

Pension expense	$17	$36	$46

(1)

Effective September 30, 2009, HSBC North America voluntarily chose to allow all plan participants whose employment was terminated as a result of the strategic restructuring of its businesses between 2007 and 2009 to become fully vested in their accrued pension benefit, resulting in a partial termination of the plan. In accordance with interpretations of the Internal Revenue Service relating to partial plan terminations, plan participants who voluntarily left the employment of HSBC North America or its subsidiaries during this period were also deemed to have vested in their accrued pension benefit through the date their employment ended. As a result, incremental pension expense of $5 million, representing our share of the partial plan termination cost, was recognized during 2009.

Pension expense declined during 2011 due to lower service and interest costs as well as lower recognized losses.

During December 2011, an amendment was made to the Plan effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods. The financial impact is being amortized to pension expense over the remaining life expectancy of the participants.

HSBC Finance Corporation

During the first quarter of 2010, we announced that the Board of Directors of HSBC North America had approved a plan to cease all future benefit accruals for legacy participants under the final average pay formula components of the HSBC North America Pension Plan effective January 1, 2011. Future accruals to legacy participants under the Plan are now provided under the cash balance based formula which has been used to calculate benefits for employees hired after December 31, 1999. Furthermore, all future benefit accruals under the Supplemental Retirement Income Plan ceased effective January 1, 2011.

The aforementioned changes to the Plan have been accounted for as a negative plan amendment and, therefore, the reduction in our share of HSBC North America’s projected benefit obligation as a result of this decision is being amortized to net periodic pension cost over the future service periods of the affected employees. The changes to the Supplemental Retirement Income Plan have been accounted for as a plan curtailment, which resulted in no significant immediate recognition of income or expense.

The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2011	2010	2009
Discount rate	5.30%	5.60%	7.15%
Salary increase assumption	2.75	2.90	3.50
Expected long-term rate of return on Plan assets	7.20	7.70	8.00

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

HSBC Finance Corporation

The Plan’s investment committee utilizes a proactive approach to managing the Plan’s overall investment strategy. During the past year, this resulted in the Committee conducting four quarterly meetings including two strategic reviews and two in-depth manager performance reviews. These quarterly meetings are supplemented by the pension investment staff tracking actual investment manager performance versus the relevant benchmark and absolute return expectations on a monthly basis. The pension investment staff also monitors adherence to individual investment manager guidelines via a quarterly compliance certification process. A sub-committee consisting of the pension investment staff and three members of the investment committee are delegated responsibility for conducting in-depth reviews of managers performing below expectation. This sub-committee also provides replacement recommendations to the Committee when manager performance fails to meet expectations for an extended period. During the two strategic reviews in 2011, the Committee re-examined the Plan’s asset allocation levels, interest rate hedging strategy and investment menu options. In 2010, the Committee unanimously agreed to transition the Plan’s target asset allocation mix to 40 percent equity securities, 59 percent fixed income securities and 1 percent cash over a 24-month period. In 2011, the Committee unanimously agreed to accelerate the shift to 40 percent equity securities, 59 percent fixed income securities and 1 percent cash by year end. Should interest rates rise faster than currently projected by the Committee, a further shift to a higher percentage of fixed income securities may be made.

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

The Committee expects total investment performance to exceed the following long-term performance objectives:

•	A long-term return of 7.00 percent;

•

A passive, blended index comprised of 11.5 percent S&P 500, 5.6 percent Russell 2000, 9.9 percent EAFE, 2.0 percent S&P/Citigroup Extended Market World Ex-US, 5.5 percent MSCI AC World Free Index, 5.5 percent MSCI Emerging Markets, 50.0 percent Barclays Long Gov/Credit, 9.0 percent Barclays Treasury Inflation Protected Securities and 1.0 percent 90-day T-Bills; and

HSBC Finance Corporation

•	Above median performance of peer corporate pension plans.

HSBC North America’s overall investment strategy for Plan assets is to achieve a mix of at least 95 percent of investments for long-term growth and up to 5 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target sector allocations of Plan assets at December 31, 2011 are as follows:

Percentage of Plan Assets at December 31, 2011
Domestic Large/Mid-Cap Equity	11.5%
Domestic Small Cap Equity	5.6
International Equity	11.9
Global Equity	5.5
Emerging Market Equity	5.5
Fixed Income Securities	59.0
Cash or Cash Equivalents	1.0

Total	100.0%

Plan Assets A reconciliation of beginning and ending balances of the fair value of net assets associated with the HSBC North America Pension Plan is shown below.

Year Ended December 31,	2011	2010
	(in millions)
Fair value of net Plan assets at beginning of year	$2,564	$2,141
Cash contributions by HSBC North America	357	187
Actual return on Plan assets	393	397
Benefits paid	(184)	(161)

Fair value of net Plan assets at end of year	$3,130	$2,564

As a result of the capital markets improving since December 2010, as well as the $357 million contribution to the Plan during 2011, the fair value of Plan assets at December 31, 2011 increased approximately 22 percent compared to 2010.

The Pension Protection Act of 2006 requires companies to meet certain pension funding requirements by January 1, 2015. As a result, during the third quarter of 2009, the Committee revised the Pension Funding Policy to better reflect current marketplace conditions and ensure the Plan’s ability to continue to make lump some payments to retiring participants. In 2011, we revised the Pension Funding Policy to lower the fourth criteria as listed below to $50 million (from $100 million) to reflect lower expected service costs. Until the Plan is fully funded, the revised Pension Funding Policy requires HSBC North America to annually contribute the greater of:

•	The minimum contribution required under ERISA guidelines;

•	An amount necessary to ensure the adjusted funding target attainment percentage for the Plan year is equal to or greater than 90 percent;

•	Pension expense for the year as determined under current accounting guidance; or

•	$50 million which approximates the actuarial present value of benefits earned by Plan participants on an annual basis.

As a result, HSBC North America made a contribution to the Plan of $357 million in 2011. Additional contributions during 2012 are anticipated.

Accounting principles related to fair value measurements provide a framework for measuring fair value and focuses on an exit price in the principal (or alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). The Fair Value Framework

HSBC Finance Corporation

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

The following table presents the fair values associated with the major categories of Plan assets and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair values as of December 31, 2011 and 2010.

	Fair Value Measurement at December 31, 2011
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$97	$97	$-	$-
Equity Securities:
U.S. Large-cap Growth(1)	347	342	5	-
U.S. Small-cap Growth(2)	159	158	1	-
International Equity(3)	282	117	165	-
Global Equity	174	86	88	-
Emerging Market Equity	175	-	175	-
U.S. Treasury	861	861	-	-
U.S. Government agency issued or guaranteed	70	7	63	-
Obligations of U.S. states and political subdivisions	50	-	42	8
Asset-backed securities	37	-	1	36
U.S. corporate debt securities(4)	598	-	598	-
Corporate stocks – preferred	4	3	1	-
Foreign debt securities	169	2	159	8
Other investments	61	-	61	-
Accrued interest	20	7	13	-

Total investments	3,104	1,680	1,372	52

Receivables:
Receivables from sale of investments in process of settlement	28	28	-	-
Derivative financial asset(5)	26	-	26	-

Total receivables	54	28	26	-

Total Assets	3,158	1,708	1,398	52
Liabilities	(28)	(28)	-	-

Total Net Assets	$3,130	$1,680	$1,398	$52

HSBC Finance Corporation

	Fair Value Measurement at December 31, 2010
	Total	(Level 1)	(Level 2)	(Level 3)
	(in millions)
Investments at Fair Value:
Cash and short term investments	$128	$128	$-	$-
Equity Securities:
U.S. Large-cap Growth(1)	485	478	7	-
U.S. Small-cap Growth(2)	295	215	80	-
International Equity(3)	280	119	161	-
Global Equity	203	84	119	-
Emerging Market Equity	203	-	203	-
U.S. Treasury	519	519	-	-
U.S. Government agency issued or guaranteed	35	4	31	-
Obligations of U.S. states and political subdivisions	30	-	30	-
Asset-backed securities	34	-	6	28
U.S. corporate debt securities(4)	287	-	287	-
Corporate stocks – preferred	6	5	1	-
Foreign debt securities	116	-	99	17
Other investment	59	-	59	-
Accrued interest	13	5	8	-

Total investments	2,693	1,557	1,091	45

Receivables:
Receivables from sale of investments in process of settlement	36	36	-	-
Derivative financial asset(5)	17	-	17	-

Total receivables	53	36	17	-

Total Assets	2,746	1,593	1,108	45
Liabilities	(182)	(80)	(102)	-

Total Net Assets	$2,564	$1,513	$1,006	$45

(1)	This category comprises actively managed enhanced index investments that track the S&P 500 and actively managed U.S. investments that track the Russell 1000.

(2)	This category comprises actively managed U.S. investments that track the Russell 2000.

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

(4)	This category represents predominantly investment grade bonds of U.S. issuers from diverse industries.

(5)	This category is comprised completely of interest rate swaps.

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2011:

	Level 2	Level 3	Total
	(in millions)
AAA to AA-(1)	$60	$-	$60
A+ to A-(1)	212	-	212
BBB+ to Unrated(1)	326	-	326

Total	$598	-	$598

(1)

We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Standard and Poor’s Corporation and Fitch Ratings. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

HSBC Finance Corporation

Significant Transfers Between Level 1 and Level 2 There were no significant transfers between Levels 1 and 2 during 2011.

Information on Level 3 Assets and Liabilities The following table summarizes additional information about changes in the fair value of Level 3 assets during 2011 and 2010.

		Total Gains and (Losses) Included in							Current Period Plan Unrealized Gains (Losses)
	Jan. 1, 2011	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2011
	(in millions)
Obligations of U.S. states and political subdivisions	$-	$-	$-	$2	$-	$6	$-	$8	$1
Asset-backed securities	28	-	-	11	(4)	1	-	36	-
Foreign debt securities	17	-	(2)	-	(7)	-	-	8	-

Total assets	$45	$-	$(2)	$13	$(11)	$7	$-	$52	$1

		Total Gains and (Losses) Included in							Current Period Plan Unrealized Gains (Losses)
	Jan. 1, 2010	Income	Other Comp. Income	Purchases	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Dec. 31, 2010
	(in millions)
Obligations of U.S. states and political subdivisions	$2	$-	$-	$-	$-	$-	$(2)	$-	$-
Asset-backed securities	18	-	2	-	(1)	9	-	28	6
Foreign debt securities	1	-	-	16	-	-	-	17	1

Total assets	$21	$-	$2	$16	$(1)	$9	$(2)	$45	$7

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

	2011	2010
	(in millions)
Projected benefit obligation at beginning of year	$3,384	$3,113
Service cost	45	76
Interest cost	178	174
Actuarial losses	466	326
Plan amendment(1)	34	(144)
Benefits paid	(184)	(161)

Projected benefit obligation at end of year	$3,923	$3,384

(1)

The Plan Amendments relate to the approval in December 2011 effective January 1, 2011 to amend the benefit formula, thus increasing the benefits associated with services provided by certain employees in past periods and to the approval in the first quarter of 2010 to cease all future benefit accruals for legacy participants under the final average pay formula effective January 1, 2011.

HSBC Finance Corporation

The accumulated benefit obligation for the HSBC North America Pension Plan was $3.9 billion and $3.4 billion at December 31, 2011 and 2010, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit could be considered our responsibility.

The assumptions used in determining the projected benefit obligation of the HSBC North America Pension Plan are as follows:

At December 31,	2011	2010	2009
Discount rate	4.60%	5.45%	5.95%
Salary increase assumption	2.75	2.75	3.50

Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC North America
(in millions)
2012	$180
2013	187
2014	194
2015	200
2016	206
2017-2021	1,094

Supplemental Retirement Plan We also offer a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $85 million and $81 million at December 31, 2011 and 2010, respectively. Pension expense related to the supplemental retirement plan was $4 million in 2011, $7 million in 2010 and $5 million in 2009.

Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $5 million in 2011, $7 million in 2010 and $17 million in 2009.

Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost for continuing operations included the following:

Year Ended December 31,	2011	2010	2009
	(in millions)
Service cost – benefits earned during the period	$-	$1	$1
Interest cost	5	6	7
Gain on curtailment	-	-	(16)
Recognized gains	-	-	(2)

Net periodic postretirement benefit cost (income)	$5	$7	$(10)

During 2009, we recorded a curtailment gain of $16 million due to a reduction in the benefits to be provided by the postretirement benefit plan as a result of the decision to discontinue new customer account originations by our Consumer Lending business and to close the Consumer Lending branch offices.

HSBC Finance Corporation

The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2011	2010	2009
Discount rate	4.95%	5.20%	7.15%
Salary increase assumption	2.75	2.90	3.50

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for both continuing and discontinued operations is as follows:

	2011	2010
	(in millions)
Accumulated benefit obligation at beginning of year	$184	$189
Service cost	1	1
Interest cost	9	9
Transferred to HSBC Technology and Services (USA) Inc. (“HTSU”)(1)	-	(5)
Actuarial losses	13	5
Gain on curtailment	-	-
Benefits paid, net	(12)	(15)

Accumulated benefit obligation at end of year	$195	$184

(1)	Reflects the impact of the transfer of certain support functions to HTSU. See Note 19, “Related Party Transactions,” for additional information on the centralization of support functions within HTSU.

Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $16 million relating to our postretirement benefit plans in 2012. The funded status of our postretirement benefit plans was a liability of $195 million and $184 million at December 31, 2011 and 2010, respectively.

Estimated future benefit payments for our postretirement benefit plans for both continuing and discontinued operations are as follows:

(in millions)
2012	$16
2013	16
2014	15
2015	15
2016	15
2017-2021	64

The assumptions used in determining the benefit obligation of our postretirement benefit plans are as follows:

At December 31,	2011	2010	2009
Discount rate	4.25%	4.95%	5.60%
Salary increase assumption	2.75	2.75	3.50

A 7.5 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and a 7.1 percent annual rate for participants over the age of 65 was assumed for 2011. This rate of increase is assumed to decline gradually to 4.5 percent in 2027.

HSBC Finance Corporation

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

	One Percent Increase	One Percent Decrease
	(in millions)
Effect on total of service and interest cost components	$.1	$(.1)
Effect on postretirement benefit obligation	3.9	(3.5)

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

At December 31,	2011	2010
	(in millions)
Assets:
Cash	$214	$159
Interest bearing deposits with banks	3	1,009
Securities purchased under agreements to resell	920	2,060
Derivative related assets	-	64
Other assets	124	126

Total assets	$1,261	$3,418

Liabilities:
Due to affiliates (includes $447 and million $436 million at December 31, 2011 and 2010 carried at fair value, respectively)	$8,262	$8,255
Derivative related liability	25	2
Other liabilities(1)	47	(60)

Total liabilities	$8,334	$8,197

(1)	Other liabilities includes $55 million and $119 million at December 31, 2011 and 2010, respectively, related to accrued interest receivable on derivative positions with affiliates.

HSBC Finance Corporation

Year Ended December 31,	2011	2010	2009
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$6	$7	$7
Interest expense paid to HSBC affiliates(1)	(578)	(764)	(1,103)

Net Interest income (loss)	(572)	(757)	(1,096)
Loss on FVO debt with affiliate	(10)	(4)	-
HSBC affiliate income:
Gain on receivable sales to HSBC affiliates:
Sales of real estate secured receivables	-	-	2
Gain (loss) on sale of other assets to HSBC affiliates	-	-	20
Loss on sale of affiliate preferred stock	-	-	(6)
Servicing and other fees from HSBC affiliates:
HSBC Bank USA:
Real estate secured servicing and related fees	11	12	7
Other servicing, processing, origination and support revenues from HSBC Bank USA and other HSBC affiliates	11	16	45
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	(1)	8	59

Total servicing and other fees from HSBC affiliates	21	36	111

Support services from HSBC affiliates	(311)	(275)	(317)
Stock based compensation expense with HSBC	(8)	(10)	(20)
Insurance commission paid to HSBC Bank Canada	(17)	(33)	(18)

(1)

Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)

During 2010, changes were made in the methodology used to allocate rental expense between us and HTSU. Rental revenue/(expense) from HTSU totaled $(9) million during 2011, $3 million during 2010 and $47 million during 2009.

Transactions with HSBC Bank USA:

•

In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At December 31, 2011 and 2010, we were servicing receivables totaling $1.3 billion and $1.5 billion, respectively. Servicing fees for these receivables totaled $4 million and $5 million during 2011 and 2010, respectively.

•

Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate and credit card servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we are currently performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011 and 2010, we paid $10 million and $8 million, respectively, for services we received from HSBC Bank USA and received $7 million in both 2011 and 2010 for services we provided to HSBC Bank USA. During 2011, we began to separate these processes so that each entity is servicing its own mortgage customers.

•

In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During 2011 and 2010, we paid $62 million and $34 million, respectively, for services we received from HSBC Bank USA.

HSBC Finance Corporation

•

HSBC Bank USA extended a secured $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which currently matures in November 2012. There were no balances outstanding at December 31, 2011 or 2010.

•

HSBC Bank USA serviced a portfolio of real estate secured receivables for us with an outstanding principal balance of $1.5 billion at December 31, 2009. During 2010, servicing of these receivables was transferred back to us. Fees paid relating to the servicing of this portfolio totaled $1 million during 2010 prior to the transfer of servicing to us compared to $6 million during 2009. These fees are reported in Support services from HSBC affiliates. The decrease during 2010 reflects a renegotiation of servicing fees for this portfolio.

•	In the third quarter of 2009, we sold $86 million of Low Income Housing Tax Credit Investment Funds to HSBC Bank USA for a loss on sale of $20 million.

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

Transactions with HSBC Bank USA involving our Discontinued Operations:

•

As it relates to our discontinued credit card operations, in January 2009 we sold our GM and UP portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale but retained the customer account relationships. In December 2004, we sold our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA and also retained the customer account relationships. In July 2004, we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA. In each of these transactions, we agreed to sell on a daily basis all new receivable originations on these account relationships to HSBC Bank USA and service these receivables for a fee. The following table summarizes the receivable portfolios we are servicing for HSBC Bank USA at December 31, 2011 and 2010 as well as the cumulative amount of receivables sold on a daily basis during 2011, 2010 and 2009:

		Credit Cards
	Private Label	General Motors	Union Privilege	Other	Total
	(in billions)
Receivables serviced for HSBC Bank USA:
December 31, 2011	$12.8	$4.1	$3.5	$2.0	$22.4
December 31, 2010	13.5	4.5	4.1	2.0	24.1
Total of receivables sold on a daily basis to HSBC Bank USA during:
2011	$15.4	$13.0	$3.2	$4.1	$35.7
2010	14.6	13.5	3.2	4.1	35.4
2009	15.7	14.5	3.5	4.3	38.0

Gains on the daily sales of the receivables discussed above, which are included as a component of Income from discontinued operations in the consolidated statement of income (loss), totaled $567 million, $540 million and $467 million during 2011, 2010 and 2009 respectively. Fees received for servicing these loan portfolios, which are included as a component of Income from discontinued operations in the consolidated statement of income (loss), totaled $594 million, $625 million and $635 million during 2011, 2010 and 2009, respectively.

The GM and UP credit card receivables as well as the private label receivables are sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in

HSBC Finance Corporation

April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows are developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party uses these projected future cash flows and a discount rate to determine a range of fair values. We use the mid-point of this range as the sales price. If significant information becomes available that would alter the projected future cash flows, an analysis would be performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective August 10, 2011 to reflect the sale of the receivables to a third party during the first half of 2012. The rates will continue to be updated as part of our normal semi-annual cycle process until the time the transaction is completed.

HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”) which is part of our credit card operations. This is a 364-day credit facility which matures in November 2012. There were no balances outstanding at December 31, 2011 or 2010.

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either December 31, 2011 or 2010.

•

As it relates to our TFS operations, which terminated in the fourth quarter of 2010, HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originated the loans on behalf of our TFS business for clients of a single third party tax preparer. We historically purchased the loans originated by HSBC Bank USA and HTCD daily for a fee. During the first quarter of 2010, we began purchasing a smaller portion of these loans. The loans which we previously purchased were retained on HSBC Bank USA’s balance sheet. In the event any of the loans which HSBC Bank USA continued to hold on its balance sheet reached a defined delinquency status, we purchased the delinquent loans at par value as we assumed all credit risk associated with this program. We received a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $58 million during 2010 and is included as a component of loss from discontinued operations. For the loans which we continued to purchase from HTCD, we received taxpayer financial services revenue and paid an origination fee to HTCD. Fees paid for originations totaled $4 million in 2010 and $11 million in 2009 and are included as a component of loss from discontinued operations.

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

Transactions with HSBC Holdings plc:

•

We have a commercial paper back-stop credit facility of $1.1 billion at December 31, 2011 from HSBC supporting our domestic issuances of commercial paper of which $600 million matures in September 2012 and $500 million matures in September 2014. At December 31, 2010, we had a commercial paper back-stop credit facility of $2.0 billion. No balances were outstanding under this credit facility at December 31, 2011 or 2010. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

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

•

In late February 2009, we effectively converted $275 million of mandatorily redeemable preferred securities of the Household Capital Trust VIII which had been issued during 2003 to common stock by redeeming the junior subordinated notes underlying the preferred securities and then issuing common stock to HSBC Investments (North America) Inc. (“HINO”). Interest expense recorded on the underlying junior subordinated notes totaled $3 million in 2009. This interest expense is included in Interest expense – HSBC affiliates in the consolidated statement of income (loss).

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

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $15 million in 2011, $24 million in 2010 and $40 million in 2009 are included as a component of Support services from HSBC affiliates in the table above. During 2010 and through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $40.4 billion and $49.9 billion at December 31, 2011 and 2010, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $584 million and $2.5 billion at December 31, 2011 and 2010, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•

Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At December 31, 2011 and 2010, due to affiliates includes $447 million and $436 million carried at fair value under FVO reporting, respectively. During 2011 and 2010, loss on debt designated at fair value and related derivatives includes $10 million and $4 million, respectively, related to these debt issuances.

•

During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of December 31, 2011, $600 million was outstanding under this loan agreement.

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (Trinkaus) maturing in December 2012. As of December 31, 2011, there were no amounts outstanding under this loan agreement.

HSBC Finance Corporation

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. This facility is secured by a $500 million deposit at HSBC Bank USA. As of December 31, 2011, there were no amounts outstanding under this loan agreement.

•

During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan to HSBC North America with the issuance of 1,000 shares of Series C preferred stock to HINO for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $89 million during 2011. See Note 15, “Redeemable Preferred Stock,” for further discussion of the Series C preferred stock.

•

In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. This deposit was withdrawn during the third quarter of 2011. Interest income earned on this deposit which totaled $3 million during 2011 is included in interest income from HSBC affiliates in the table above. Interest income earned on this deposit during 2010 is immaterial.

•

We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $3 million and $7 million during 2011 and 2010, respectively, and is reflected as interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 18, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•

We have utilized HSI to lead manage the underwriting of a majority of our ongoing debt issuances as well as manage the debt exchange which occurred during 2010. During 2010, fees paid to HSI for such services totaled $13 million. There were no fees paid to HSI for such services during 2011 or 2009. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

•

We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During 2011 and 2010, we recorded fees of $2 million and $5 million, respectively, for providing this guarantee. As of December 31, 2011, the outstanding balance of the guaranteed notes was $107 million and the latest scheduled maturity of the notes is May 2012. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $17 million and $33 million during 2011 and 2010, respectively, and are included in Insurance Commission paid to HSBC Bank Canada in the table above.

•

In September 2008, we borrowed $1.0 billion from an existing uncommitted credit facility with HBEU. The borrowing was for 60 days and matured in November 2008. We renewed this borrowing for an additional 95 days. The borrowing matured in February 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $5 million in 2009.

•

In October 2008, we borrowed $1.2 billion from an uncommitted money market facility with a subsidiary of HSBC Asia Pacific (“HBAP”). The borrowing was for six months, matured in April 2009 and we chose not to renew it at that time. Interest expense on this borrowing totaled $19 million in 2009.

HSBC Finance Corporation

20.    Business Segments

Through June 30, 2011, we reported the results of our operations in two reportable segments: Card and Retail Services and Consumer. These segments were managed separately and were characterized by different middle-market consumer lending products, originations processes, and locations. As a result of the previously announced sale of our Card and Retail Services business in August 2011, these operations are reported in discontinued operations beginning in the third quarter of 2011. Because our segment results are reported on a continuing operations basis, we have one remaining reportable segment: Consumer.

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

The “All Other” caption includes our Insurance and Commercial businesses. Each of these businesses falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. The “All Other” caption also includes our corporate and treasury activities, which includes the impact of FVO debt as well as a small portion of our Card and Retail Services operations which are not being sold. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure.

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

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or recovered between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other revenues for IFRSs. During 2011, for IFRSs there was approximately $185 million of cumulative effective interest rate adjustments recognized to correct prior period errors.

Deferred loan origination costs and fees – Loan origination cost deferrals under IFRSs are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan

HSBC Finance Corporation

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

During the second quarter of 2009, we refined the income recognition methodology in respect to long-term insurance contracts. This resulted in the recognition of a revenue item on an IFRSs basis of $66 million ($43 million after-tax). Approximately $43 million ($28 million after-tax) would have been recorded prior to January 1, 2009 if the refinement, in respect of income recognition, had been applied at that date.

During 2011, we updated the assumptions used to calculate the PVIF asset . This resulted in a net decrease of $53 million in the PVIF asset on an IFRSs basis. The decrease in the asset was recognized in other income. The decrease is primarily due to the increased mortality and policy expenses related to life insurance contracts and increased longevity in the annuity book.

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

Certain receivables that were previously classified as held for sale under U.S. GAAP were transferred to held for investment during 2009 as at that time we intended to hold these receivables for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value adjustments while classified as held for sale and were transferred to held for investment at the lower of amortized cost or fair value. Since these receivables were not classified as held for sale under IFRSs during 2008, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges were recorded under IFRSs which were essentially included as a component of the lower of amortized cost or fair value adjustments under U.S. GAAP.

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

Under IFRSs, impairment on the residential mortgage loans where we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. HSBC’s accounting policy under IFRSs is to remove such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans generally remain impaired for the remainder of their lives under U.S. GAAP.

HSBC Finance Corporation

Operating Expenses

Policyholder benefits – Operating expenses under IFRSs are lower as policyholder benefits expenses are reported as an offset to other revenues as discussed above.

Pension costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) During the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52 million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain will be recorded at the time of the transaction. Additionally, in the fourth quarter of 2011 an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension cost over the remaining life expectancy of the participants.

Furthermore, in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.

Litigation accrual – A litigation accrual was recorded at year end related to a potential settlement of a legal matter where the loss criteria have been met and an accrual can be estimated for U.S. GAAP. Under IFRSs, apart from the likelihood of a potential settlement, it was determined that a present obligation does not exist at December 31, 2011 and, therefore, a liability was not recognized.

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

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	Consumer	All Other	Adjustments/ Reconciling Items		IFRS Basis Consolidated Totals	IFRS Adjustments(2)	IFRS Reclassifications(3)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2011:
Net interest income	$2,448	$514	$-		$2,962	$(523)	$(663)	$1,776
Other operating income (Total other revenues)	(48)	(579)	(25	)(1)	(652)	92	999	439

Total operating income (loss)	2,400	(65)	(25)		2,310	(431)	336	2,215
Loan impairment charges (Provision for credit losses)	4,907	6	-		4,913	(495)	-	4,418

	(2,507)	(71)	(25)		(2,603)	64	336	(2,203)
Operating expenses	1,021	238	(25)		1,234	(39)	336	1,531

Profit (loss) before tax	$(3,528)	$(309)	$-		$(3,837)	$103	$-	$(3,734)

Intersegment revenues	70	(45)	(25	)(1)	-	-	-	-
Depreciation and amortization	1	14	-		15	8	(4)	19
Expenditures for long-lived assets(4)	-	4	-		4	-	-	4
Balances at end of period:
Customer loans (Receivables)	$48,021	$95	$-		$48,116	$(180)	$-	$47,936
Assets	46,807	8,816	-		55,623	(2,895)	(75)	52,653

Year Ended December 31, 2010:
Net interest income	$2,316	$844	$-		$3,160	$(208)	$(863)	$2,089
Other operating income (Total other revenues)	(30)	(304)	(24	)(1)	(358)	(67)	1,237	812

Total operating income (loss)	2,286	540	(24)		2,802	(275)	374	2,901
Loan impairment charges (Provision for credit losses)	5,686	1	-		5,687	(341)	-	5,346

	(3,400)	539	(24)		(2,885)	66	374	(2,445)
Operating expenses	883	174	(24)		1,033	51	374	1,458

Profit (loss) before tax	$(4,283)	$365	$-		$(3,918)	$15	$-	$(3,903)

Intersegment revenues	73	(49)	(24	)(1)	-	-	-	-
Depreciation and amortization	2	17	-		19	12	(5)	26
Expenditures for long-lived assets(4)	-	10	-		10	-	-	10
Balances at end of period:
Customer loans (Receivables)	$56,650	$2,378	$-		$59,028	$(292)	$(2,250)	$56,486
Assets	57,460	12,689	-		70,149	(3,519)	(127)	66,503

Year Ended December 31, 2009:
Net interest income	$2,545	$1,039	$-		$3,584	$(317)	$(741)	$2,526
Other operating income (Total other revenues)	71	(2,295)	(26	)(1)	(2,250)	(84)	1,126	(1,208)

Total operating income (loss)	2,616	(1,256)	(26)		1,334	(401)	385	1,318
Loan impairment charges (Provision for credit losses)	7,927	25	-		7,952	(43)	(5)	7,904

	(5,311)	(1,281)	(26)		(6,618)	(358)	390	(6,586)
Operating expenses	1,279	591	(26	)(5)	1,844	(36)	390	2,198

Profit (loss) before tax	$(6,590)	$(1,872)	$-		$(8,462)	$(322)	$-	$(8,784)

Intersegment revenues	126	(100)	(26	)(1)	-	-	-	-
Depreciation and amortization	7	17	-		24	37	(13)	48
Expenditures for long-lived assets(4)	-	43	-		43	-	-	43
Balances at end of period:
Customer loans (Receivables)	$70,202	$1,450	$-		$71,652	$(281)	$(1,300)	$70,071
Assets	71,298	11,344	-		82,642	(4,245)	(181)	78,216

(1)	Eliminates intersegment revenues.

HSBC Finance Corporation

(2)	IFRS Adjustments, which have been described more fully above, consist of the following:

	Net Interest Income	Other Revenues	Provision For Credit Losses	Total Costs and Expenses	Profit (Loss) Before Tax	Receivables	Total Assets
	(in millions)
Year Ended December 31, 2011:
Derivatives and hedge accounting	$5	$-	$-	$-	$5	$-	$(2,658)
Purchase accounting	(4)	32	14	-	14	21	57
Deferred loan origination costs and premiums	(30)	-	-	-	(30)	142	83
Credit loss impairment provisioning	(499)	-	(506)	-	7	(300)	(170)
Loans held for resale	6	-	-	-	6	(36)	(23)
Interest recognition	(2)	-	-	-	(2)	10	(6)
Other	1	60	(3)	(39)	103	(17)	(178)

Total	$(523)	$92	$(495)	$(39)	$103	$(180)	$(2,895)

Year Ended December 31, 2010:
Derivatives and hedge accounting	$12	$-	$-	$-	$12	$-	$(3,453)
Goodwill and intangible assets	-	-	-	5	(5)	-	-
Purchase accounting	2	(10)	23	-	(31)	(7)	48
Deferred loan origination costs and premiums	(68)	-	-	-	(68)	175	102
Credit loss impairment provisioning	(213)	-	(369)	-	156	(413)	(175)
Loans held for resale	8	3	3	-	8	(42)	(27)
Interest recognition	(2)	-	-	5	(7)	17	(5)
Other	53	(60)	2	41	(50)	(22)	(9)

Total	$(208)	$(67)	$(341)	$51	$15	$(292)	$(3,519)

Year Ended December 31, 2009:
Derivatives and hedge accounting	$6	$-	$-	$-	6	$-	$(4,113)
Goodwill and intangible assets	-	-	-	(115)	115	-	-
Purchase accounting	(6)	(13)	(101)	-	82	1	68
Deferred loan origination costs and premiums	(125)	-	-	(6)	(119)	246	146
Credit loss impairment provisioning	(185)	-	70	49	(304)	(526)	(307)
Loans held for resale	18	(4)	-	-	14	(45)	(29)
Interest recognition	(27)	-	-	-	(27)	43	27
Other	2	(67)	(12)	36	(89)	-	(37)

Total	$(317)	$(84)	$(43)	$(36)	$(322)	$(281)	$(4,245)

(3)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

(4)	Includes goodwill associated with purchase business combinations other than the HSBC merger as well as capital expenditures.

(5)	In the first half of 2009, we recorded a goodwill impairment charge on an IFRSs basis of $2.4 billion which represents the entire remaining balance of goodwill.

21.    Variable Interest Entities

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

HSBC Finance Corporation

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables, net	$4,486	$-	$5,354	$-
Available-for-sale investments	4	-	104	-
Long-term debt	-	3,315	-	3,882

Total	$4,490	$3,315	$5,458	$3,882

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged lease and investments in community partnerships that were not consolidated at December 31, 2011 or 2010 because we are not the primary beneficiary. At December 31, 2011 and 2010, we have assets totaling less than $1 million and $9 million, respectively, on our consolidated balance sheet, which represents our maximum exposure to loss for these VIEs.

As it relates to our discontinued Card and Retail Services business, we are also involved with other VIEs which provided funding to HSBC Bank USA through collateralized funding transactions. These VIEs are not consolidated at December 31, 2011 or December 31, 2010 because we are not the primary beneficiary as our relationship with these VIEs is limited to servicing certain credit card and private label receivables of the related trusts. In April 2011, the collateralized funding facilities were terminated by HSBC Bank USA.

22.    Fair Value Measurements

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

HSBC Finance Corporation

asset or liability and include situations where there is little, if any, market activity for the asset or liability. Transfers between leveling categories are recognized at the end of each reporting period.

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets:
Cash	$222	$222	$166	$166
Interest bearing deposits with banks	1,143	1,143	1,016	1,016
Securities purchased under agreements to resell	920	920	4,311	4,311
Securities	2,039	2,039	3,371	3,371
Consumer receivables(1):
Mortgage Services:
First lien	10,575	7,209	12,687	8,810
Second lien	1,433	438	1,832	492

Total Mortgage Services	12,008	7,647	14,519	9,302
Consumer Lending:
First lien	24,385	17,229	28,796	20,589
Second lien	2,395	672	3,000	691

Total Consumer Lending real estate secured receivables	26,780	17,901	31,796	21,280
Non-real estate secured receivables	4,308	3,180	6,004	4,409

Total Consumer Lending	31,088	21,081	37,800	25,689

Total consumer receivables	43,096	28,728	52,319	34,991
Receivables held for sale	-	-	4	4
Due from affiliates	124	124	126	126
Derivative financial assets	-	-	75	75
Financial liabilities:
Commercial paper	4,026	4,026	3,157	3,157
Due to affiliates carried at fair value	447	447	436	436
Due to affiliates	7,815	7,514	7,819	7,518
Long-term debt carried at fair value	13,664	13,664	20,844	20,844
Long-term debt not carried at fair value	26,126	25,090	33,561	32,712
Insurance policy and claim reserves	973	1,291	982	1,184
Derivative financial liabilities	26	26	2	2

(1)	The carrying amount of consumer receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves.

HSBC Finance Corporation

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, rising unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2011 and 2010 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2011:
Derivative financial assets:
Interest rate swaps	$-	$973	$-	$-	$973
Currency swaps	-	1,503	-	-	1,503
Foreign exchange forward	-	-	-	-	-
Derivative netting	-	-	-	(2,476)	(2,476)

Total derivative financial assets	-	2,476	-	(2,476)	-
Available-for-sale securities:
U.S. Treasury	92	-	-	-	92
U.S. government sponsored enterprises	-	38	-	-	38
U.S. government agency issued or guaranteed	-	2	-	-	2
Obligations of U.S. states and political subdivisions	-	-	-	-	-
Asset-backed securities	-	25	2	-	27
U.S. corporate debt securities	-	1,297	11	-	1,308
Foreign debt securities:
Government	5	119	-	-	124
Corporate	-	320	5	-	325
Equity securities	10	-	-	-	10
Money market funds	93	-	-	-	93
Accrued interest	-	20	-		20

Total available-for-sale securities	200	1,821	18	-	2,039

Total assets	$200	$4,297	$18	(2,476)	$2,039

Due to affiliates carried at fair value	$-	$(447)	$-	$-	$(447)
Long-term debt carried at fair value	-	(13,664)	-	-	(13,664)
Derivative related liabilities:
Interest rate swaps	-	(1,762)	-	-	(1,762)
Currency swaps	-	(163)	-	-	(163)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-		1,902	1,902

Total derivative related liabilities	-	(1,928)	-	1,902	(26)

Total liabilities	$-	$(16,039)	$-	$1,902	$(14,137)

December 31, 2010:
Derivative financial assets:
Interest rate swaps	$-	$1,220	$-	$-	$1,220
Currency swaps	-	2,067	-	-	2,067
Derivative netting	-	-	-	(3,212)	(3,212)

Total derivative financial assets	-	3,287	-	(3,212)	75
Available-for-sale securities:
U.S. Treasury	349	-	-	-	349
U.S. government sponsored enterprises	-	284	1	-	285
U.S. government agency issued or guaranteed	-	11	-	-	11
Obligations of U.S. states and political subdivisions	-	30	-	-	30
Asset-backed securities	-	40	20	-	60
U.S. corporate debt securities	-	1,799	3	-	1,802
Foreign debt securities:
Government	14	84	-	-	98
Corporate	-	344	-	-	344
Equity securities	9	-	-	-	9
Money market funds	353	-	-	-	353
Accrued interest	1	29	-	-	30

Total available-for-sale securities	726	2,621	24	-	3,371

Total assets	$726	$5,908	$24	$(3,212)	$3,446

Due to affiliates carried at fair value	$-	$(436)	$-	$-	$(436)
Long-term debt carried at fair value	-	(20,844)	-	-	(20,844)
Derivative related liabilities:
Interest rate swaps	-	(611)	-	-	(611)
Currency swaps	-	(151)	-	-	(151)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-	-	763	763

Total derivative related liabilities	-	(765)	-	763	(2)

Total liabilities	$-	$(22,045)	$-	$763	$(21,282)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2011 and 2010:

	Level 2	Level 3	Total
	(in millions)
December 31, 2011:
AAA to AA-(1)	$270	$-	$270
A+ to A-(1)	872	9	881
BBB+ to Unrated(1)	155	2	157
December 31, 2010:
AAA to AA-(1)	$381	$-	$381
A+ to A-(1)	1,280	-	1,280
BBB+ to Unrated(1)	138	3	141

(1)

We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Standard and Poor’s Corporation and Fitch Ratings. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during 2011. Transfers from Level 1 (quoted unadjusted prices in active markets for identical assets or liabilities) to Level 2 (using inputs that are observable for the identical asset or liability, either directly or indirectly) totaled $59 million during 2010 and transfers from Level 2 to Level 1 totaled $9 million during 2010 as a result of reclassifications in certain product groupings.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during 2011 and 2010.

		Total Gains and (Losses) Included in					Transfers Out of Level 2 and Into Level 3	Transfers Out of Level 3 and Into Level 2
	Jan. 1, 2011	Income	Other Comp. Income	Purchases	Issuances	Settlement			Dec. 31, 2011	Current Period Unrealized Gains (Losses)

	(in millions)
Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$1	$-	$-	$-	$-	$-	$-	$(1)	$-	$-
Asset-backed securities	20	-	(5)	-	-	(16)	3	-	2	-
U.S. corporate debt securities	3	-	(1)	-	-	-	47	(38)	11	1
Foreign corporate debt securities	-	-	-	-	-	-	5	-	5	-

Total assets	$24	$-	$(6)	$-	$-	$(16)	$55	$(39)	$18	$1

HSBC Finance Corporation

		Total Gains and (Losses) Included in					Transfers Out of Level 2 and Into Level 3	Transfers Out of Level 3 and Into Level 2
	Jan. 1, 2010	Income	Other Comp. Income	Purchases	Issuances	Settlement			Dec. 31, 2010	Current Period Unrealized Gains (Losses)

	(in millions)
Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$2	$-	$(1)	$-	$-	$-	$2	$(2)	$1	$-
Obligations of U.S. states and political subdivisions	1	-	-	-	-	(1)	-	-	-	-
Asset-backed securities	26	-	(8)	-	-	-	2	-	20	5
U.S. corporate debt securities	20	-	-	-	-	-	8	(25)	3	-

Total assets	$49	$-	$(9)	$-	$-	$(1)	$12	$(27)	$24	$5

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of December 31, 2011				Total Gains (Losses) for the Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate owned(1)	$-	$325	$-	$325	$(188)

Total assets at fair value on a non-recurring basis	$-	$325	$-	$325	$(188)

	Non-Recurring Fair Value Measurements as of December 31, 2010				Total Gains (Losses) for the Year Ended December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale at fair value	$-	$-	$4	$4	$2
Real estate owned(1)	-	1,056	-	1,056	(224)

Total assets at fair value on a non-recurring basis	$-	$1,056	$4	$1,060	$(222)

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

HSBC Finance Corporation

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

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values and market discount rates reflecting management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may engage a third party valuation specialist to measure the fair value of a pool of receivables. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since an active market for these receivables does not exist, the fair value measurement process uses unobservable significant inputs which are specific to the performance characteristics of the various receivable portfolios.

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

HSBC Finance Corporation

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

23.    Commitments and Contingent Liabilities

Lease Obligations We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $9 million in 2011, $18 million in 2010 and $78 million in 2009. During 2010, changes were made in the methodology used to allocate rental expense between us and HTSU. See Note 19, “Related Party Transactions,” for additional information.

We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.

Future net minimum lease commitments under noncancelable operating lease arrangements were:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2012	$10	$(3)	$7
2013	7	(3)	4
2014	6	(4)	2
2015	6	(4)	2
2016	5	(3)	2
Thereafter	-	-	-

Net minimum lease commitments	$34	$(17)	$17

We currently anticipate entering into site-sharing agreements with Capital One for certain locations for a period of time which are not reflected in the table above.

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

Litigation – Continuing Operations

Securities Litigation As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893), filed August 19, 2002. The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934, on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household’s Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded on April 30, 2009, and the jury rendered a verdict on May 7 partially in favor of the plaintiffs with respect to Household International and three former officers. A second phase of the case was to proceed to determine the actual damages, if any, due to the plaintiff class and issues of reliance. On November 22, 2010, the Court issued a ruling on the second phase of the case. On the issue of reliance, the Court ruled that claim forms would be mailed to class members and that class members who file claims would be asked to check a “YES” or “NO” box to a question that asks whether they would have purchased Household stock had they known false and misleading statements inflated the stock price. As for damages, the Court set out a method for calculating damages for class members who file claims. As previously reported, in Court filings in March 2010, plaintiff’s lawyers have estimated that damages could range ‘somewhere between $2.4 billion to $3.2 billion to class members’, before pre-judgment interest. The defendants filed a motion for reconsideration from the Court’s November 22 ruling. On January 14, 2011, the Court partially granted that motion, slightly modifying the claim form, allowing defendants to take limited discovery on the issue of reliance and reserving on the issue whether the defendants would ultimately be entitled to a jury trial on the issues of reliance and damages. On January 31, 2011 and April 7, 2011, the Court issued other rulings clarifying the scope of discovery. Plaintiffs mailed the claim forms with the modified language to class members.

On December 22, 2011, plaintiffs submitted the report of the Court-appointed claims administrator to the Court. That report stated that the total number of claims that generated an allowed loss was 45,921, and that the aggregate amount of these claims was approximately $2.23 billion. Now that the claims administration process is complete, plaintiffs are expected to ask the Court to assess pre-judgment interest to be included as part of the Court’s final judgment. On January 27, 2012, the Court held a status conference at which it set a schedule for us to provide plaintiffs with objections to the claims and for plaintiffs to respond to such objections. The Court also indicated at that conference that it expects to schedule a further conference in April 2012. We expect the Court’s final judgment to be entered at some point after that April 2012 conference.

The timing and outcome of the ultimate resolution of this matter is uncertain. When a final judgment is entered by the District Court, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals. We continue to believe that we have meritorious grounds for appeal of one or more of the rulings in the case and intend to appeal the Court’s final judgment, which could involve a substantial amount once it is entered.

HSBC Finance Corporation

Upon appeal, we will be required to secure the judgment in order to suspend execution of the judgment while the appeal is ongoing by depositing cash in an interest-bearing escrow account or posting an appeal bond in the amount of the judgment (including any pre-judgment interest awarded). Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court rejects or only partially accepts our arguments, the amount of damages, including pre-judgment interest, could be higher, and may lie in a range from a relatively insignificant amount to somewhere in the region of $3.5 billion and, therefore, it is reasonably possible that future expenses related to this matter could exceed $3.0 billion.

Litigation – Discontinued Operations

Card Services Litigation Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. While we continue to believe that we have substantial meritorious defenses to the claims in this action, the parties are engaged in a mediation process at the direction of the District Court. Based on progress to date in mediation, we increased our litigation reserves in the fourth quarter of 2011 to an amount equal to our estimated portion of a potential settlement of this matter.

Debt Cancellation Litigation Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and filed

HSBC Finance Corporation

notices of settlement of all claims in each respective court. The parties have memorialized the terms and conditions of the settlement in a formal agreement, and submitted the settlement on a consolidated basis for approval by the United States District Court for the Eastern District of Pennsylvania. On February 23, 2012, the District Court granted preliminary approval of the settlement and scheduled the final approval hearing for October 1, 2012. We are adequately reserved for the proposed settlement. A motion for class certification and a motion to defer consideration of class certification pending completion of the settlement were recently heard in the Chastain action. The motion to defer was granted and the case placed on stay pending progression of the consolidated settlement.

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

Governmental and Regulatory Matters

Foreclosure Practices In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with the Federal Reserve and the OCC to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

The Servicing Consent Orders require an independent review of foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, and industry media advertising, which began in January 2012. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will result in significant increases in our operational expenses in future periods.

The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. The Federal Reserve has indicated in a press release that it believes monetary penalties are appropriate for the enforcement actions and that it plans to announce such penalties. We may also see an increase in private litigation concerning foreclosure and other mortgage servicing practices.

HSBC Finance Corporation

On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We have recorded an accrual of $157 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning these practices.

24.    Concentration of Credit Risk

A concentration of credit risk is defined as a significant credit exposure with an individual or group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables have high loan-to-value ratios. Our receivables portfolios include the following types of loans:

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

The following table summarizes the outstanding balances of interest-only loans and stated income loans in our receivable portfolios at December 31, 2011 and 2010:

At December 31,	2011	2010
	(in billions)
Interest-only loans	$1.0	$1.3
Stated income loans	2.2	2.7
At December 31, 2011 and 2010, interest-only and stated income loans comprise 7 percent and 8 percent of real estate secured receivables, including receivables held for sale, respectively.

HSBC Finance Corporation

Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2011 and 2010. We lend nationwide and our receivables are distributed as follows at December 31, 2011:

State/Region	Percent of Total Receivables
California	9%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	22
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	8
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	19
Southwest (AZ, AR, LA, NM, OK, TX)	8
Northeast (CT, ME, MA, NH, NY, RI, VT)	13

The following table reflects the percentage of consumer receivables by state which individually account for 5 percent or greater of our portfolio.

	Percentage of Receivables at December 31, 2011			Percentage of Receivables at December 31, 2010
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
California	9.5%	5.1%	9.1%	9.9%	5.8%	9.4%
New York	7.2	6.8	7.2	7.0	6.8	7.0
Pennsylvania	6.1	6.7	6.2	5.9	6.4	6.0
Florida	5.9	5.8	5.9	6.3	5.7	6.2
Ohio	5.5	6.3	5.6	5.5	6.0	5.6

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$368	$452	$511	$445	$502	$542	$483	$562
Provision for credit losses	945	2,182 (1)	583	708	1,056	1,305	1,321	1,664

Net interest loss after provision for credit losses	(577)	(1,730)	(72)	(263)	(554)	(763)	(838)	(1,102)
Other revenues	149	(16)	195	111	812	(248)	97	151
Operating expenses	441	272	447	371	477	340	281	360

Loss from continuing operations before income tax benefit	(869)	(2,018)	(324)	(523)	(219)	(1,351)	(1,022)	(1,311)
Income tax benefit	270	689	162	303	25	479	391	464

Loss from continuing operations	(599)	(1,329)	(162)	(220)	(194)	(872)	(631)	(847)
Income from discontinued operations	321	268	114	199	153	120	111	244

Net loss	$(278)	$(1,061)	$(48)	$(21)	$(41)	$(752)	$(520)	$(603)

(1)

The provision for credit losses for the third quarter of 2011 included approximately $925 million related to the adoption of new accounting guidance for TDR Loans in the third quarter of 2011. See Note 6, “Receivables,” in the accompanying consolidated financial statements for further discussion of the adoption of this new accounting guidance.

HSBC Finance Corporation

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2011.

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment performed, management concluded that as of December 31, 2011, HSBC Finance Corporation’s internal control over financial reporting was effective.

The effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by HSBC Finance Corporation’s independent registered public accounting firm, KPMG LLP, as stated in their report appearing on page 123, which expressed an unqualified opinion on the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2011.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors Set forth below is certain biographical information relating to the members of HSBC Finance Corporation’s Board of Directors, including descriptions of the specific experience, qualifications, attributes and skills that support such person’s service as a Director of HSBC Finance Corporation. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in choosing Board members.

HSBC Finance Corporation

All of our Directors are or have been either chief executive officers or senior executives in specific functional areas at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC Finance Corporation and its parent HSBC North America, for which each of our Directors also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience each Director has demonstrated sound judgment and the ability to function in an oversight role.

Each director is elected annually. There are no family relationships among the directors.

Patrick J. Burke, age 50, joined HSBC Finance Corporation’s Board in May 2011 and was appointed Chairman of the Board in November 2011. Mr. Burke has been the Chief Executive Officer of HSBC Finance Corporation since July 2010. Prior to his current position, he was Senior Executive Vice President and Chief Executive Officer, Card and Retail Services of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Senior Executive Vice President and Chief Operating Officer – Card and Retail Services of HSBC Finance Corporation. From December 2007 to February 2008 he was Managing Director – Card and Retail Services of HSBC Finance Corporation. He was Managing Director – Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Mr. Burke was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.

Mr. Burke was a member of the Executive Committee until it was dissolved in December 2011.

Robert K. Herdman, age 63, joined HSBC Finance Corporation’s Board in January 2004 and is Chair of its Audit and Risk Committees. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as Chair of its Audit and Risk Committees. He was also a member of the HSBC North America Compliance Committee from October 2009 to May 2011 and its chair from October 2010 to May 2011. Since May 2010, he has also been a member of the Board of HSBC USA Inc. as well as Chair of its Audit and Risk Committees. HSBC Finance Corporation, HSBC USA Inc. and HSBC North America belong to a single controlled group of corporations and their Board of Directors and Audit and Risk Committees conduct their meetings simultaneously. Mr. Herdman was a member of and the Chair of the HSBC Finance Corporation Compliance Committee from December 2010 and the HSBC USA Inc. Compliance Committee from August 2010 to May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms’ relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001. He also served as a director of Westwood One, Inc. from 2005 to 2006.

Mr. Herdman is Chair of the Audit and Risk Committees.

Mr. Herdman’s membership on the Board is supported by his financial background. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.

George A. Lorch, age 70, joined HSBC Finance Corporation’s Board in September 1994 and served as the Chair of its Compensation Committee until the committee was disbanded in 2008. He also serves as a member of the

HSBC Finance Corporation

Board of Directors of HSBC North America. From May 2000 until August 2000, Mr. Lorch served as Chairman, President and Chief Executive Officer of Armstrong Holdings Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of WPX Energy, Autoliv, Inc., Pfizer Inc. and Masonite Inc., a privately held company. Mr. Lorch was Chairman of the Board of Pfizer Inc. from December 2010 through December 2011 and now serves as its Lead Director.

Mr. Lorch is a member of the Risk and Compliance Committees. He was a member of the Executive Committee until it was dissolved in December 2011 and a member of an ad hoc Nominating Committee from July 2011 until it was dissolved in January 2012. He was also a member of the Audit Committee through May 2011.

Mr. Lorch served as an executive officer with Armstrong Holdings Inc. and its subsidiary Armstrong Industries for 17 years. He served as Chief Executive Officer of Armstrong World Industries, Inc. for over 7 years. In addition, he has been Chairman of the Board at these companies. In these roles, Mr. Lorch was responsible for aspects of the operations of a global public company, affording him experience in developing and executing strategic plans and motivating and managing the performance of his management team and the organization as a whole. Additionally, Mr. Lorch has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 1994, and, as a result, he is able to provide a historical perspective to the Board of HSBC Finance Corporation.

Samuel Minzberg, age 62, joined HSBC Finance Corporation’s Board in May 2008. He has been a Director of HSBC North America since March 2005 and has served on its Audit and Risk Committees since 2005. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. Mr. Minzberg is currently also Chairman of HSBC Bank Canada and Chairman of its Audit Committee, a Director of Reitmans (Canada) Limited, Quebecor Media Inc. and Richmont Mines Inc., and a Director and past President of the Sir Mortimer B. Davis – Jewish General Hospital Centre Board.

Mr. Minzberg is a member of the Audit and Risk Committees and was a member of an ad hoc Nominating Committee from July 2011 until it was dissolved in January 2012.

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

Beatriz R. Perez, age 42, joined HSBC Finance Corporation’s Board in May 2008. She has served on the Board of HSBC North America since April 2007. Ms. Perez has been employed by Coca-Cola since 1994. She became Chief Sustainability Officer for the North America Division of Coca-Cola as of July 2011. Prior to her current position, Ms. Perez held the positions of Chief Marketing Officer from April 2010 to July 2011, Senior Vice President, Integrated Marketing for the North America Division of Coca-Cola from May 2007 to April 2010 and Vice President, Media, Sports and Entertainment Marketing from 2005 to 2007. From 1996 to 2005, she held the positions Associate Brand Manager, Classic Coke, Sports Marketing and NASCAR Manager, Vice President of Sports, and Vice President Sports and Entertainment. Ms. Perez is active in the not-for-profit world. Ms. Perez is a member of the Foundation Board of Children’s Healthcare of Atlanta and of the Victory Junction Group board. Ms. Perez is also the Chairman of the Grammy Foundation.

Ms. Perez is a member of the Compliance and Risk Committees. She was also a member of the Audit Committee through May 2011.

Ms. Perez’s leadership roles in the marketing and sustainability functions at Coca-Cola bring a particular knowledge of mass and targeted marketing and sustainability programs that are of value in HSBC’s efforts to promote its brand image and in its general product marketing efforts.

HSBC Finance Corporation

Larree M. Renda, age 53, joined HSBC Finance Corporation’s Board in September 2001. Since May 2008, she has served as a member of the Board of Directors of HSBC North America. Ms. Renda has been employed by Safeway Inc. since 1974. In August 2010, Ms. Renda was appointed as Executive Vice President of Safeway Inc. and President of Safeway Health Inc. Prior to her current position, she had been Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. since November 2005. From 1999 to November 2005, she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda serves as a Trustee on the National Joint Labor Management Committee. In addition, she serves on the Board of Directors for the California Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association. Ms. Renda is also on the Board of Regents for the University of Portland.

Ms. Renda is a member of the Audit and Risk Committees. She was also a member of the Executive Committee until it was dissolved in December 2011 and Chair of an ad hoc Nominating Committee from July 2011 until it was dissolved in January 2012.

Ms. Renda has 21 years of experience as an executive officer at Safeway Inc. where she has held several roles critical to its operations. Ms. Renda’s responsibilities at Safeway Inc. included public affairs, human resources, government relations, strategy, labor relations, philanthropy, corporate social responsibility, cost reduction, re-engineering, health initiatives and communications. Ms. Renda has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 2001, and, as a result, she is able to provide a historical perspective to the Board of HSBC Finance Corporation.

Executive Officers Information regarding the executive officers of HSBC Finance Corporation as of February 27, 2012 is presented in the following table.

Name	Age	Year Appointed	Present Position
Patrick J. Burke	50	2010	Chief Executive Officer
Michael A. Reeves	49	2010	Executive Vice President and Chief Financial Officer
Jon N. Couture	46	2007	Senior Executive Vice President – Human Resources
Patrick A. Cozza	56	2008	Senior Executive Vice President – Regional Head of Insurance
C. Mark Gunton	55	2009	Senior Executive Vice President, Chief Risk Officer
Eric L. Larson	54	2011	Senior Executive Vice President and Chief Compliance Officer
Eli I. Sinyak	52	2011	Senior Executive Vice President and Chief Operating Officer
Julie A. Davenport	51	2011	Executive Vice President and General Counsel
Eric K. Ferren	38	2010	Executive Vice President and Chief Accounting Officer
Brian D. Hughes	44	2010	Executive Vice President and Head of Card and Retail Services
Loren C. Klug	51	2012	Executive Vice President, Head of Strategy and Planning
Kathryn Madison	50	2009	Executive Vice President and Chief Servicing Officer, Consumer and Mortgage Lending
Satyabama S. Ravi	44	2009	Executive Vice President and Chief Auditor
Patrick D. Schwartz	54	2008	Executive Vice President and Corporate Secretary
Lisa M. Sodeika	48	2005	Executive Vice President – Corporate Affairs

Patrick J. Burke, Director and Chief Executive Officer of HSBC Finance Corporation. See Directors for Mr. Burke’s biography.

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

HSBC Finance Corporation

succession of management positions in Accounting, Finance and Treasury. Prior to joining HSBC, Mr. Reeves was an Audit Manager with Deloitte & Touche, LLP and practiced in its San Jose and London offices.

Jon N. Couture, Senior Executive Vice President-Human Resources of HSBC Finance Corporation since December 2007 and Senior Executive Vice President-Human Resources of HSBC North America since February 2008. Mr. Couture is also Senior Executive Vice President, Human Resources, of HSBC USA Inc. since June 2011. Mr. Couture joined HSBC in December 2007 as Executive Vice President and Head of Human Resources of HSBC North America. Mr. Couture was formerly with National City Corporation where he was Executive Vice President, Human Resources and Corporate Senior Vice President from May 2004 to December 2007. Prior to that Mr. Couture was with Siemens Business Services, Inc. from 1998 until May 2004 where he held the position of Senior Vice President, Human Resources. Mr. Couture has been a member of the Board of Directors of Banking Administration Institute since 2006.

Patrick A. Cozza, Senior Executive Vice President – Regional Head of Insurance of HSBC Finance Corporation since February 2008. Since July 2010, Mr. Cozza has also been Senior Executive Vice President and Regional Head-Insurance of HSBC USA Inc. From May 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President – Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer – Refund Lending in 2000. Mr. Cozza serves as a board member and Chairman, Chief Executive Officer and President of Household Life Insurance Company, First Central National Life Insurance Company of New York and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation. He serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Hudson County Chamber of Commerce, The American Council of Life Insurers and The American Bankers Insurance Association.

C. Mark Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation, HSBC North America and HSBC USA Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide risk framework. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Mexico. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework.

Eric L. Larson, Senior Executive Vice President and Chief Compliance Officer of HSBC Finance Corporation, HSBC North America and HSBC USA Inc. since January 2011. Prior to joining HSBC he was Head of Legal, Compliance & Assurance for Standard Chartered Bank from 2007 through January 2011. Previously he was Senior Counsel, Compliance Director, for Willis, N.A. from 2003 to 2006. From 2000 to 2003, he worked for Citigroup where he held positions as Chief Compliance Officer, Citigroup Emerging Markets – Consumer and Corporate Banking, General Counsel for Investments and Insurance and General Counsel for Primerica Financial Services. Prior to that he was Regional Counsel for Prudential Securities from 1994 to 1995, and a Legal Officer with Smith Barney from 1982 to 1994.

Eli I. Sinyak, Senior Executive Vice President and Chief Operating Officer of HSBC Finance Corporation since September 2011. Mr. Sinyak also holds this title with HSBC USA Inc. and HSBC North America since September 2011. He was previously Senior Executive Vice President, Chief Technology & Services Officer of HSBC Finance Corporation, HSBC North America and HSBC USA Inc. from March 2011 to September 2011. Prior to that he was Chief Technology & Services Officer of The Hongkong and Shanghai Banking Corporation Limited and for HSBC Global Commercial Banking from 2008 to 2011. From 2005 to 2008 he was Chief Information Officer for HSBC Asia Pacific and for HSBC Global Commercial Banking. Mr. Sinyak joined HSBC in 1999 and has held a variety of senior information technology positions. He was appointed a Group General Manager in May 2010.

Julie A. Davenport, Executive Vice President and General Counsel since April 2011. She joined Household International, Inc. in September of 1989. From 1989 to 1997, she held the positions of Counsel and then Senior Counsel in the Household Bank, f.s.b. law department, primarily supporting the Fannie Mae/Freddie Mac

HSBC Finance Corporation

residential mortgage business. In 1997, she moved to the Credit Card Services law department where she held the positions of Associate General Counsel and then Deputy General Counsel. In March 2004, she was promoted to the position of General Counsel—Retail Services and after the integration of the Retail Services and Card Services business units in the summer of 2007, she became General Counsel of the combined businesses. In June 2009, she was promoted to the position of Senior Vice President—Group General Counsel leading a team of lawyers supporting the Personal Financial Services, Card and Retail Services, Taxpayer Financial Services and Insurance businesses, as well as the Technology Services function. Effective April 2011, she assumed the position of General Counsel of HSBC Finance Corporation providing support for Card and Retail Services, Consumer and Mortgage Lending and Insurance.

Eric K. Ferren, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation since July 2010. Mr. Ferren has also served as Executive Vice President and Chief Accounting Officer of HSBC North America and HSBC USA Inc. since July 2010. Prior to Mr. Ferren’s appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS’s North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual’s Home Loans Capital Market’s business and several finance roles within the Servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the United States of America and a member of the American Institute of Certified Public Accountants.

Brian D. Hughes,  Executive Vice President and Head of Card and Retail Services of HSBC Finance Corporation since July 2010. Mr. Hughes joined HSBC in 2004 and has held a number of leadership positions in Marketing, with his most recent position being Executive Vice President, Marketing for Card and Retail Services, where he was responsible for the strategic direction and day-day-operation of the Retail Services business. Prior to joining HSBC, Hughes spent ten years in management consulting, focusing on growth strategy and marketing effectiveness. He was a Principal with Booz Allen Hamilton.

Loren C. Klug,  Executive Vice President, Head of Strategy and Planning of HSBC Finance Corporation since January 2012. He is also Executive Vice President, Strategy and Planning of HSBC North America and HSBC USA Inc. He was Executive Vice President – Strategy & Planning of HSBC Finance Corporation and of HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director – Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible for strategy development and customer group oversight for HSBC Group plc’s global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.

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

HSBC Finance Corporation

Patrick D. Schwartz,  Executive Vice President and Corporate Secretary of HSBC Finance Corporation since May 2008. From June 2009 to May 2011 he was also the General Counsel and from February 2008 to June 2009 he was the Deputy General Counsel – Corporate. He has also held that position with HSBC North America since February 2008. He has served as a senior legal advisor of HSBC Finance Corporation and HSBC North America since 2004 and as Corporate Secretary of each entity since 2007. Mr. Schwartz has been the Executive Vice President and Secretary of HSBC USA Inc. since May 2008. He has held several different legal titles for HSBC USA Inc. since September 2007, but served as its Secretary continuously since that time. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America with respect to corporate governance matters.

Lisa M. Sodeika,  Executive Vice President – Corporate Affairs of HSBC Finance Corporation since July 2005 and of HSBC North America since June 2005. Ms. Sodeika directs HSBC North America’s public affairs, internal communications, public policy and community engagement activities. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in the personal financial services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika served as member and chairperson of the Federal Reserve Board’s Consumer Advisory Council from 2005 to 2007. Ms. Sodeika is also a board member of Junior Achievement USA and Big Brothers Big Sisters of Metropolitan Chicago.

Corporate Governance

Board of Directors – Board Structure  The business of HSBC Finance Corporation is managed under the direction of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC Finance Corporation to HSBC. The affairs of HSBC Finance Corporation are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	providing input and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating, funding and capital plans and Risk Appetite Statement prepared by management;

•	monitoring the implementation of strategy by management and HSBC Finance Corporation’s performance relative to approved operating, funding and capital plans and its Risk Appetite Statement;

•	reviewing and advising as to the adequacy of the succession plans for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer’s performance;

•	reviewing and approving the Corporate Governance Standards and monitoring compliance with the standards;

•	assessing and monitoring the major risks facing HSBC Finance Corporation consistent with the Board of Director’s responsibilities to HSBC; and

•	monitoring the risk management structure designed by management to ensure compliance with applicable law and regulation, HSBC policies, ethical standards and business strategies.

Board of Directors – Committees and Charters The Board of Directors of HSBC Finance Corporation has three standing committees: the Audit Committee, the Compliance Committee and the Risk Committee. The charters of the Audit Committee, the Compliance Committee and the Risk Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Audit Committee The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation’s financial reporting processes and effective systems of internal controls over financial reporting;

HSBC Finance Corporation

•	HSBC Finance Corporation’s compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation’s independent auditors.

The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards which are based upon the rules of the New York Stock Exchange): Robert K. Herdman (Chair), Samuel Minzberg and Larree M. Renda. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Herdman qualifies as an “audit committee financial expert.”

Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	the Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) functions of the Corporation;

•	the corrective actions in the foreclosure processing and loss mitigation functions of the Corporation and to ensure that the Corporation complies with the Federal Reserve Servicing Consent Order; and

•	HSBC Finance Corporation’s Compliance function.

The Compliance Committee is currently comprised of the following directors: George A. Lorch (Chair), Patrick J. Burke and Beatriz R. Perez.

Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC Finance Corporation’s risk appetite, tolerance and strategy;

•	our systems of risk management and internal control to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•

maintenance and development of a supportive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions.

The Risk Committee is currently comprised of the following directors: Robert K. Herdman (Chair), George A. Lorch, Samuel Minzberg, Beatriz R. Perez and Larree M. Renda.

Nominating and Compensation Committees The Board of Directors of HSBC Finance Corporation does not maintain a standing nominating committee or compensation committee. The Nominating and Governance Committee of the HSBC North America Board of Directors (the “Nominating and Governance Committee”) is responsible for, among other things, oversight and advice to the HSBC North America Board of Directors with respect to:

•

making recommendations concerning the structure and composition of the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC Finance Corporation, to enable these Boards to function most effectively; and

•	identifying qualified individuals to serve on the HSBC North America Board of Directors and its committees and the Boards and committees of its subsidiaries, including HSBC Finance Corporation.

HSBC Finance Corporation

The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation – Compensation Discussion and Analysis – Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following directors: Anthea Disney (Chair), George A. Lorch and Larree M. Renda. Ms. Disney currently serves as a director of HSBC North America and HSBC USA.

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

HSBC Finance Corporation

Under the Corporate Governance Standards, Directors have full access to senior management and other employees of HSBC Finance Corporation. Additionally, the Board and its committees have the right at any time to retain independent outside financial, legal and other advisors, at the expense of HSBC Finance Corporation.

Board of Directors – Delegation of Authority The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority, the Executive Committee approves and addresses all matters which are of a routine or technical nature and relate to matters in the ordinary course of business. The HSBC Finance Corporation Chief Executive Officer, Chief Risk Officer, Chief Compliance Officer, Chief Operating Officer, Head of Strategy and Planning, Chief Servicing Officer of Consumer and Mortgage Lending, Corporate Secretary and Head of Corporate Affairs are members of the HSBC North America Executive Committee.

The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC Finance Corporation, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.

Board of Directors – Risk Oversight by Board HSBC Finance Corporation has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC Finance Corporation commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee, the Risk Committee and the Compliance Committee.

Audit Committee As set forth in our Audit Committee charter, the Audit Committee has the responsibility, power, direction and authority to receive regular reports from the Internal Audit Department concerning major findings of internal audits and to review the periodic reports from the Internal Audit Department that include an assessment of the adequacy and effectiveness of HSBC Finance Corporation’s processes for controlling activities and managing risks.

Risk Committee  As set forth in our Risk Committee charter, the Risk Committee has the responsibility, power, direction and authority to:

•	receive regular reports from the Chief Risk Officer that enable the Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer (who also serves as the North America Regional Chief Risk Officer for HSBC);

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer’s authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

HSBC Finance Corporation

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•

receive regular reports from HSBC Finance Corporation’s Asset Liability Management Committee (“ALCO”) in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures; and

•

review with senior management and, as appropriate, approve, guidelines and policies to govern the process for assessing and managing various risk topics, including litigation risk and reputational risk.

At each quarterly Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee reviewing key risks for HSBC Finance Corporation, including operational and internal controls, market, credit, information security, capital management, liquidity and litigation. In addition, the head of each Risk functional area is available to provide the Risk Committee a review of particular potential risks to HSBC Finance Corporation and management’s plan for mitigating these risks.

In 2011, the HSBC Finance Corporation Risk Management Committee was combined with the HSBC North America Holdings Inc. Risk Management Committee (the “Risk Management Committee”), which provides strategic and tactical direction to risk management functions throughout HSBC North America, including HSBC Finance Corporation, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. The Chief Risk Officer of HSBC North America is the Chair of this committee. On an annual basis, the HSBC North America and HSBC Finance Corporation Boards review the Risk Management Committee’s charter and framework. ALCO, the HSBC North America Holdings Inc. Operational Risk & Internal Control Committee (the “ORIC Committee”) and the HSBC Finance Corporation Disclosure Committee report to the Risk Management Committee and, together, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.

ALCO provides oversight and strategic guidance concerning the composition of the balance sheet and pricing as it affects net interest income. It establishes limits of acceptable risk and oversees maintenance and improvement of the management tools and framework used to identify, report, assess and mitigate market, interest rate and liquidity risks.

In 2011, the HSBC Finance Corporation Operational Risk & Internal Control Committee was combined with the ORIC Committee, which is responsible for oversight of the identification, assessment, monitoring, appetite for, and proactive management and control of, operational risk for HSBC North America, including HSBC Finance Corporation. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The ORIC Committee is designed to ensure that senior management fully considers and effectively manages our operational risk in a cost-effective manner so as to reduce the level of operational risk losses and to protect the organization from foreseeable future operational losses.

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

Compliance Committee As set forth in our Compliance Committee charter, the Compliance Committee has the responsibility, power, direction and authority to:

•

receive regular reports from the Chief Compliance Officer that enable the Compliance Committee to assess major compliance exposures and the steps management has taken to monitor and control such exposures, including the manner in which the regulatory and legal requirements of pertinent jurisdictions are evaluated and addressed;

HSBC Finance Corporation

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

•	upon request of the Board, provide the Board with negative assurance as to such regulatory and legal requirements as the Compliance Committee deems possible.

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

Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the New York Stock Exchange (“NYSE”). With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2011 fiscal year.

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

HSBC Finance Corporation

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis (the “2011 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC Finance Corporation’s executive officers in 2011. Specific compensation information relating to HSBC Finance Corporation’s Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers (“NEOs”).

Oversight of Compensation Decisions  The Board of Directors of HSBC Finance Corporation did not play a role in establishing remuneration policy for 2011 or determining executive officer compensation in any of the comparative periods discussed in this 2011 CD&A. The Board of Directors of HSBC Finance Corporation did review fixed pay recommendations for 2012 and proposed annual discretionary variable pay awards related to 2011 performance for the NEOs and had the opportunity to recommend changes before awards were finalized.

Remuneration Committee  The Board of Directors of HSBC Holdings plc (“HSBC”) has a Remuneration Committee (“REMCO”) which meets regularly to consider Human Resources issues, particularly terms and conditions of employment, remuneration and retirement benefits. With authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of variable pay plans, share plans and other long-term incentive plans worldwide. In this role, REMCO is also responsible for approving the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC’s risk profile (“senior executives”).

The members of REMCO are the following non-executive directors of HSBC: J L Thornton (Chairman), J D Coombe, W S H Laidlaw and G Morgan. As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC and the Chief Executive Officer of HSBC Finance Corporation is one of the senior executives whose compensation is reviewed and approved by REMCO.

Delegation of Authority from Remuneration Committee  The remuneration of executives who are not “senior executives” within the broader view of HSBC is determined by HSBC executives who have the authority delegated to them by REMCO to endorse remuneration (up to pre-determined levels of compensation and levels of management that vary by level of delegated authority). At the highest level, REMCO delegates this authority to the HSBC Group Chief Executive, Stuart T. Gulliver (“Mr. Gulliver”). Within his powers, Mr. Gulliver further delegated this authority regionally to approve pay packages to Niall Booker (“Mr. Booker”), who as the Former Chief Executive Officer of HSBC North America had oversight and recommendation responsibility for HSBC North America and its subsidiaries. In a similar manner, Mr. Patrick J. Burke (“Mr. Burke”), as HSBC Finance Corporation’s Chief Executive Officer, received delegated authority for approval over executive remuneration from Mr. Booker. Remuneration decisions can be further delegated to other relevant authorities within HSBC, as appropriate, depending on their level of responsibility and the scope of their role. Those with delegated authority to approve remuneration for executives generally do so after consultation with HSBC’s Group Managing Director of Human Resources.

Nominating and Governance Committee of the Board of Directors  As of January 1, 2012, the responsibilities of a previously ad-hoc Nominating Committee of HSBC Finance Corporation have been assumed by a permanent Nominating and Governance Committee of HSBC North America, and this Committee’s role has been expanded to include oversight and endorsement of certain compensation matters. Given the timing of the formation of the Nominating and Governance Committee, certain responsibilities related to oversight and endorsements of compensation for 2011 performance were performed by the Board of Directors of HSBC Finance Corporation. These duties will be assumed by the Nominating and Governance Committee in the future. The duties of the Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees (“Covered Employees”) under the Interagency Guidelines on Incentive Based Compensation

HSBC Finance Corporation

Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable compensation recommendations, iii) making recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded, and iv) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The recommendations related to employee compensation are incorporated into the submissions to REMCO, or to Mr. Gulliver and Mr. Burke, in instances where REMCO has delegated remuneration authority. During the first quarter of 2012, the Board of Directors of HSBC Finance Corporation reviewed final incentive compensation for performance in 2011 based on actual results and risk outcomes, and the Nominating and Governance Committee reviewed proposed reductions or cancellations of prior grants.

Compensation and Performance Management Governance Sub-Committee  In 2010, HSBC North America established the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”). The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Sub-Committee are senior executive representatives from HSBC North America’s staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, and Human Resources. The CPMG maintains the frameworks under which the risk in the responsibilities of employees is assessed and the determination of which employees are considered covered employees under guidelines on incentive compensation arrangements as published by the Federal Reserve Board is made. The CPMG also reviews the objectives assigned to employees and other measures used to ensure risk as appropriately considered in making variable compensation recommendations. These materials are provided to the HSBC North America Nominating and Governance Committee for review. The CPMG also makes recommendations to the HSBC North America Nominating and Governance Committee concerning the terms of any clawbacks of incentive compensation previously awarded to employees. The CPMG Sub-Committee held three meetings in 2011, as well as one meeting during the first quarter of 2012. During the first quarter of 2011, the CPMG Sub-Committee performed a review of incentive plans in place for 2011 and approved the list of Covered Employees and their mandatory scorecard objectives for 2011. Additionally, during the first quarter of 2012, the CPMG Sub-Committee reviewed the scope of reduction of incentive compensation for 2011 performance based on actual results and risk outcomes, as well as potential reductions or cancellations of grants previously awarded.

Objectives of HSBC Finance Corporation’s Compensation Program  A global reward strategy for HSBC, as approved by REMCO, is utilized by HSBC Finance Corporation. The usage of a global reward strategy promotes a uniform compensation philosophy throughout HSBC, common standards and practices throughout HSBC’s global operations, and a particular framework for REMCO to use in carrying out its responsibilities. The reward strategy includes the following elements:

•

A focus on total compensation (fixed pay and annual discretionary variable pay) with the level of annual discretionary variable pay (namely, cash, deferred cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within scorecard frameworks.

-

Most HSBC employees, including Mr. Michael A. Reeves (“Mr. Reeves”), set objectives using a balanced scorecard, where objectives are established under four categories – financial, process, customer and people. Financial objectives are established considering the prior year’s business performance, expectations for the upcoming year for business and individual goals, HSBC Finance Corporation’s annual business plan, HSBC’s business strategies, and objectives related to building value for HSBC shareholders. Process objectives include consideration of risk mitigation and achievement of sustainable cost reductions. Customer objectives include standards for superior service and responsiveness. People objectives include development of skills and knowledge of our teams to sustain HSBC over the short and medium term and retention of key talent.

HSBC Finance Corporation

-

Beginning in 2011, our most senior executives, including Pat Burke (“Mr. Burke”), Eli Sinyak (“Mr. Sinyak”), C. Mark Gunton (“Mr. Gunton”), and Eric Larson (“Mr. Larson”), set objectives using a performance scorecard framework. Under a performance scorecard framework, objectives are separated into two categories, financial objectives and non-financial objectives, and the weighting between categories varies by executive. The performance scorecard also requires an assessment of the executive’s adherence to HSBC values and behaviors consistent with managing a sound financial institution.

-

In both balanced scorecards and performance scorecards, certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive’s respective business unit and increasing employee engagement metrics. Qualitative objectives may include key strategic business initiatives or projects for the executive’s respective business unit. Quantitative and qualitative objectives only provide some guidance with respect to 2011 compensation. However, in keeping with HSBC’s reward strategy, discretion played a considerable role in establishing the annual discretionary variable pay awards for HSBC Finance Corporation’s senior executives;

-

The use of considered discretion to assess the extent to which performance has been achieved, rather than applying a formulaic approach which, by its nature, is inherently incapable of considering all factors affecting results and may encourage inappropriate risk taking. In addition, environmental factors and social and governance aspects that would otherwise not be considered by applying absolute financial metrics may be taken into consideration. While there are specific quantitative goals as outlined above, the final reward decision is not solely dependent on the achievement of one or all of the objectives;

•	Delivery of a significant proportion of variable pay in deferred HSBC shares to align recipient interests to the future performance of HSBC and to retain key talent; and

•

A total compensation package (fixed pay, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in each of the markets in which HSBC operates.

Internal Equity  HSBC Finance Corporation’s executive officer compensation is analyzed internally at the direction of HSBC’s Group Managing Director of Human Resources with a view to align treatment globally and across business segments and functions, taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective Comparator Group, as detailed herein.

Link to Company Performance  HSBC’s compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. HSBC seeks to offer competitive fixed pay with a significant portion of variable compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC overall. The discretionary annual variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation – Annual Discretionary Variable Pay Awards. Common objectives for the NEOs included: improvement in cost efficiency; enhancement in customer service; mitigation of risk and compliance to regulatory and HSBC standards. Each NEO also had other individual objectives specific to his or her role.

We have a strong orientation to use variable pay to reward performance. Consequently, variable pay makes up a significant proportion of total compensation, while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive’s individual performance, including business results and the management of risk within his or her responsibilities.

As the determination of the variable pay awards relative to 2011 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2011, the final determination on 2011 total compensation was not made until February 2012. To make that evaluation, Mr. Gulliver and Mr. Burke received reports from management concerning satisfaction of 2011 corporate, business unit and individual objectives.

HSBC Finance Corporation

Competitive Compensation Levels and Benchmarking  When making compensation decisions, HSBC looks at the compensation paid to similarly-situated executives in our Comparator Group, a practice referred to as “benchmarking.” Benchmarking provides a point of reference for measurement, but does not replace analyses of internal pay equity and individual performance of the executive officers that HSBC also considers when making compensation decisions. HSBC Finance Corporation strives to maintain a compensation program that may attract and retain qualified executives, but also has levels of compensation that vary based on performance.

In 2011, REMCO retained Towers Watson to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC’s total direct compensation levels in relation to the Comparator Group. Towers Watson provided competitive positions on the highest level executives in HSBC, including HSBC Finance Corporation’s NEOs, with the exception of Mr. Reeves. Comparative competitor information was provided to Mr. Gulliver to evaluate the competitiveness of proposed executive compensation. Mr. Burke reviewed the competitor information where appropriate.

The Comparator Group consists of our global peers with comparable business operations located within U.S. borders. These organizations are publicly held companies that compete with HSBC for business, customers and executive talent. The Comparator Group is reviewed annually with the assistance of Towers Watson. The Comparator Group for 2011 consisted of:

Global Peers
Bank of America	JPMorgan Chase
Barclays	Santander
BNP Paribas	Standard Chartered
Citigroup	UBS
Deutsche Bank

The aggregate fee paid to Towers Watson for services provided to HSBC was $372,500, of which $10,492 was apportioned to HSBC Finance Corporation. Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. In 2011, the aggregate fee paid to Towers Watson by HSBC North America for these other services was $1,890,306. The amount disclosed in 2010 for aggregate fees paid to Towers Watson by HSBC North America for non-executive compensation consulting services was $642,284, but the amount excluded $376,143 in additional fees paid for risk and financial services consulting.

The total compensation review for Mr. Reeves included comparative competitor information based on broader financial services industry data and general industry data that was compiled from compensation surveys prepared by third-party consulting firms McLagan and Towers Watson.

Elements of Compensation  The primary elements of executive compensation, which are described in further detail below, are fixed pay and annual discretionary variable pay awards, which are delivered in cash, deferred cash and long-term equity incentive awards.

In addition, executives are eligible to receive company funded retirement benefits that are offered to employees at all levels who meet the eligibility requirements of such qualified and non-qualified plans. Although perquisites are provided to certain executives, they typically are not a significant component of compensation.

Fixed Pay  Fixed pay helps HSBC attract and retain executive talent because it provides a degree of financial certainty and is less subject to risk than most other pay elements. In establishing individual fixed pay levels, consideration is given to market pay, as well as the specific responsibilities and experience of the NEO. Fixed Pay is reviewed annually and may be adjusted based on performance and changes in the competitive market. Consideration is given to compensation paid for similar positions at Comparator Group companies, particularly at the median level. Other factors such as potential for future advancement, specific job responsibilities, length of time in current position, pay history, and internal equity influence the final fixed pay recommendations for individual executives. Fixed pay increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.

HSBC Finance Corporation

Annual Discretionary Variable Pay Awards  Annual discretionary variable pay (“variable pay”) awards vary from year to year and are offered as part of the total compensation package to motivate and reward strong performance. Superior performance is encouraged by placing a part of the executive’s total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all. Variable pay awards may be granted as cash, deferred cash, and long-term equity incentive awards. Employees will become fully entitled to deferred cash over a three year vesting period.

Long-term equity incentive awards may be made in the form of stock options, restricted shares, and restricted share units (“RSUs”). The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC Finance Corporation’s business over a period of time by aligning the financial interests of these employees with those of HSBC’s shareholders.

Historically, (prior to the merger with HSBC in 2003), Household equity awards were primarily made in the form of stock options and restricted stock rights. The stock options typically vested in three, four or five equal installments, subject to continued employment and expire ten years from the grant date. No stock options have been granted to executive officers after 2004.

In 2005, HSBC shifted its equity-based compensation awards to restricted shares with a time vesting condition, in lieu of stock options. Starting in 2009, RSUs have been awarded as the long-term equity incentive component of variable discretionary pay. The restricted shares and RSUs granted consist of a number of shares to which the employee will become fully entitled, generally over a three year vesting period. The restricted shares and RSUs granted by HSBC also carry rights over dividend equivalents which are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders.

Following shareholder approval of the HSBC Share Plan 2011, HSBC introduced a new form of long-term equity incentive awards for senior executives under the Group Performance Share Plan (“GPSP”). Grants under the GPSP aim to achieve alignment between the interests of participants and the interests of shareholders and to encourage participants to take a long-term approach to the performance of the business. Grants under the GPSP are approved by REMCO, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are composed of 60 percent financial measures, such as return on equity, capital efficiency ratio, capital strength and dividends, and 40 percent non-financial measures, including strategy execution, brand equity, compliance, reputation and people. Grants under the GPSP comprise a number of shares to which the employee will become fully entitled, generally over a five year vesting period, subject to the individual remaining in employment. Shares which are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC. Awards granted in June 2011 for performance in 2010 will vest in March 2016, which is slightly shorter than the typical five year vesting period. The delayed grant date and resulting shorter vesting period occurred because grants under the GPSP could not be made until the HSBC Share Plan 2011 was approved at the Annual General Meeting of HSBC.

Long-term equity incentive awards are granted based on general guidelines reviewed each year by Mr. Gulliver and endorsed by REMCO and in consideration of the individual executive’s total compensation package, individual performance, goal achievement and potential for growth. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC’s shareholders.

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

Messrs. Sinyak and Gunton participated in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to executives on international assignments.

HSBC Finance Corporation

Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites may be significant when compared to other compensation received by other executive officers of HSBC Finance Corporation and can consist of housing expenses, children’s education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC locations globally and are deemed appropriate by HSBC senior management. Perquisites are further described in the Summary Compensation Table.

Retirement Benefits  HSBC North America offers a qualified defined benefit pension plan that HSBC Finance Corporation executives may participate and receive a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with similar dates of hire. We also maintain a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC Finance Corporation does not pay any above-market or preferential interest in connection with deferred amounts. As international assignee, Mr. Gunton is accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the Pension Benefits Table.

Performance Year 2011 Compensation Actions  HSBC and HSBC Finance Corporation aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.

In 2011, levels of fixed pay were reviewed and management determined that, in most instances, the market did not warrant adjustments to the fixed pay of NEOs, except in the case of Mr. Burke. Mr. Burke received a fixed pay increase from $530,000 to $700,000 effective January 10, 2011, upon his appointment as Group General Manager of HSBC.

HSBC Finance Corporation continues to face difficult business conditions. We believe the strength of our strategic objectives and the direction of our executive officers are united to support and protect HSBC’s interests and that of HSBC’s shareholders. Recommended variable pay awards for HSBC Finance Corporation were approved to be awarded to all of the Named Executive Officers.

Variable pay awarded to most employees in respect of 2011 performance is subject to deferral requirements under the 2010 HSBC Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of RSUs for HSBC Holdings plc that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.

Some executives, however, are subject to a different set of deferral requirements because they are designated as Code Staff (“Code Staff”), as defined by the United Kingdom’s Financial Services Authority (“FSA”) Remuneration Code (“the Code”). HSBC Finance Corporation, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with the Code, which requires firms to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm’s risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code.

Variable pay awarded to Code Staff in respect of 2011 performance is subject to different deferral rates under the 2010 HSBC Minimum Deferral Policy than other employees. Variable pay awards in excess of $750,000 are subject to a 60 percent deferral rate and variable pay awards below $750,000 are subject to a 40 percent deferral rate. Deferral rates are applied to total variable pay award less GPSP award amounts, if any. The deferral amounts are split equally between deferred cash and deferred RSUs. Thirty-three percent (33%) of the deferred cash and deferred RSUs vest on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary, and thirty-four percent (34%) on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. At the end of the vesting period, deferred cash is credited

HSBC Finance Corporation

with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. Amounts not deferred and not delivered in GPSP awards are also split equally between non-deferred cash and non-deferred share awards. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2011 performance will be paid on March 9, 2012. Deferred cash, deferred RSUs, and non-deferred shares will be granted on March 12, 2012.

Of the HSBC Finance Corporation Named Executive Officers for 2011, Messrs. Burke and Sinyak were identified as Code Staff. As such, their respective variable pay awards for 2011 performance were paid in the following components:

-

Mr. Burke’s variable pay award for performance in 2011 is $2,000,000. He received a GPSP award of $350,000. The deferred portion of his variable pay consists of $495,000 in deferred cash and $495,000 in deferred RSUs. Mr. Burke’s remaining variable pay award is delivered in equal parts non-deferred cash ($330,000) and immediately vested shares ($330,000).

-

Mr. Sinyak’s variable pay award for performance in 2011 is $875,000. He received a GPSP award of $350,000. The deferred portion of his variable pay consists of $105,000 in deferred cash and $105,000 in deferred RSUs. Mr. Sinyak’s remaining variable pay is delivered in equal parts non-deferred cash ($157,500) and immediately vested shares ($157,500).

Messrs. Reeves, Gunton, and Larson are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the 2010 HSBC Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. Reeves, Gunton, and Larson each will receive 20%, 35% and 30%, respectively, in RSUs as a percent of their total variable pay award for performance in 2011. Messrs. Reeves, Gunton and Larson did not receive GPSP awards.

HSBC Finance Corporation

The following table summarizes the compensation decisions made with respect to the NEOs for the 2010 and 2011 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the Summary Compensation Table include equity compensation in the year granted. Also, the Summary Compensation Table includes changes in pension value and non-qualified deferred compensation earnings and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

	Fixed Pay		Annual Discretionary Variable Cash(1)		Long-term Equity Incentive Award(2)			Total Compensation		Year over Year % Change
	2010	2011	2010	2011	2010	2011		2010	2011
Patrick J. Burke	$503,777	$688,885	$750,000	$825,000	$825,000	$1,175,000		$2,003,077	$2,688,885	34%
Chief Executive Officer
Michael A. Reeves	$330,008	$330,008	$264,000	$240,000	$66,000	$310,000	(6)	$660,008	$880,008	33%
Executive Vice President, Chief Financial Officer
Eli Sinyak(3)	N/A	$578,846	N/A	$262,500	N/A	$612,500		N/A	$1,453,846	–
Senior Executive Vice President and Chief Operating Officer
C. Mark Gunton(4)	$514,157	$523,144	$422,500	$446,550	$227,500	$240,450		$1,164,157	$1,210,144	4%
Senior Executive Vice President, Chief Risk Officer
Eric Larson(5)	N/A	$432,693	N/A	$350,000	N/A	$150,000		N/A	$932,693	–
Senior Executive Vice President, Chief Compliance Officer

(1)	Annual Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(2)

Long-term Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Long-term Equity Incentive Award indicated above for 2011 is earned in performance year 2011 but will be granted in March 2012. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2011 is disclosed for the 2011 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2012 will be disclosed for the 2012 fiscal year under the column of Stock Awards in the Summary Compensation Table reported for the 2012 fiscal year. Amounts include immediately vested shares, deferred RSUs and GPSP awards.

An exception to the above description exists for GPSP awards granted to Mr. Burke in June 2011, which are included in the long-term equity award amount for performance year 2010 despite not being granted in the first quarter of the subsequent calendar year. These awards were delayed awaiting shareholder approval of the HSBC Share Plan 2011, which was approved on 27 May 2011. As a result of the delayed grant date, Mr. Burke’s award under the GPSP granted in June 2011 was also omitted in the in the 10-K for the year ending December 31, 2010.

(3)

In his role as Chief Operating Officer of HSBC North America, Mr. Sinyak has oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2011 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Sinayk for his role as Senior Executive Vice President and Chief Operating Officer for all three companies. Mr. Sinyak has also been disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2011. Amounts shown only reflect compensation received from HSBC Finance Corporation, HSBC USA and HSBC North America beginning February 28, 2011 and does not reflect compensation received for fulfilling other roles within HSBC but outside of HSBC Finance Corporation, HSBC USA and HSBC North America.

(4)

In his role as Chief Risk Officer of HSBC North America, Mr. Gunton has risk oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2011 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Senior Executive Vice President, Chief Risk Officer for all three companies. Mr. Gunton has also been disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2011.

(5)

In his role as Chief Compliance Officer of HSBC North America, Mr. Larson has compliance oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2011 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Larson for his role as Senior Executive Vice President, Chief Compliance Officer for all three companies.

(6)

Long-term Equity Incentive amount for Mr. Reeves includes a special award of $250,000, paid entirely in shares (RSUs), in recognition of the NEO’s critical contribution to the sale of the Card and Retail Services business. This award is paid in addition to the variable pay delivered in deferred shares ($60,000) and follows the same vesting schedule.

HSBC Finance Corporation

Compensation-Related Policies

Reduction or Cancellation of Deferred Cash and Long-Term Equity Incentive Awards, including “Clawbacks” RSUs granted after January 1, 2010 and deferred cash granted after January 1, 2011 may be amended, reduced or cancelled by REMCO at any time at its sole discretion, before an award has vested. Amendments may include amending any performance conditions associated with the award or imposing additional conditions on the award. Further, the number of RSUs or the amount of deferred cash awarded may be reduced or the entire award of shares or cash may be cancelled outright.

Circumstances that may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee’s business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.

Additionally, all employees with unvested share awards or awards subject to a retention period will be required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

Employment Contracts and Severance Protection  There are no employment agreements between HSBC Finance Corporation and the NEOs. However, Mr. Burke has an agreement that provides additional severance benefits upon a change in control of HSBC Finance Corporation. The terms of this agreement are as follows:

If during the 18 month period following a change in control of HSBC Finance Corporation his employment is terminated due to a “qualifying termination” (which includes a termination other than for “cause” or disability, or resignation by such person for “good reason”), he will be entitled to receive a cash payment consisting of:

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

In addition, upon a qualifying termination following a change in control, Mr. Burke will be entitled to continue welfare benefit coverage for 18 months after the date of termination, 18 months of additional age and service credit under HSBC North America’s tax-qualified and supplemental defined benefit retirement plans, and outplacement services. If any amounts or benefits received under the employment protection agreement or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code, an additional payment will be made to restore such person to the after-tax position in which he would have been if the excise tax had not been imposed. However, if a small reduction in the amount payable would render the excise tax inapplicable, then this reduction will be made instead.

The HSBC-North America (U.S.) Severance Pay Plan and the HSBC-North America (U.S.) Supplemental Severance Pay Plan provide any eligible employees with severance pay for a specified period of time in the event that his or her employment is involuntarily terminated for certain reasons, including displacement or lack of work or rearrangement of work. Regular U.S. full-time or part-time employees who are scheduled to work 20 or more hours per week are eligible. Employees are required to sign an employment release as a condition for receiving severance benefits. Benefit amounts vary according to position. However, the benefit is limited for all employees to a 52-week maximum.

Repricing of Stock Options and Timing of Option Grants  HSBC Finance Corporation does not, and our parent, HSBC, does not, reprice stock option grants. In addition, neither HSBC Finance Corporation nor HSBC has ever engaged in the practice known as “back-dating” of stock option grants, nor have we attempted to time the

HSBC Finance Corporation

granting of historical stock options in order to gain a lower exercise price. For HSBC equity option plans, the exercise price of awards made in 2003 and 2004 was the higher of the average market value for HSBC ordinary shares on the five business days preceding the grant date or the market value on the date of the grant.

HSBC also offers to all employees a stock purchase plan under its Sharesave Plan in which an employee who commits to contributing up to 250 GBP each month for one, three or five years is awarded options to acquire HSBC ordinary shares. At the end of the term, the employee may opt to use the accumulated amount, plus interest, if any, to purchase shares under the option. The exercise price for each option is the average market value of HSBC ordinary shares on the five business days preceding the date of the invitation to participate, less a 15 to 20 percent discount (depending on the term).

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

Compensation Committee Interlocks and Insider Participation  As described in the 2011 CD&A, HSBC Finance Corporation is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”

Compensation Committee Report  HSBC Finance Corporation does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC Finance Corporation Board of Directors were presented with information on proposed compensation for performance in 2011, the final decisions regarding remuneration policies and executive officer awards were made by REMCO or by Mr. Gulliver or Mr. Burke where REMCO has delegated final decisions. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2011 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2011 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive compensation in 2011. HSBC Finance Corporation senior management has advised us that they believe the 2011 CD&A should be included in this Annual Report on Form 10-K. Based upon the information available to us, we have no reason to believe that the 2011 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.

Board of Directors of HSBC Finance Corporation

Patrick J. Burke

Robert K. Herdman

George A. Lorch

Samuel Minzberg

Beatriz R. Perez

Larree M. Renda

HSBC Finance Corporation

Executive Compensation  The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2011 to (i) Mr. Patrick J. Burke who served as HSBC Finance Corporation’s Chief Executive Officer, (ii) Mr. Michael A. Reeves, who served as HSBC Finance Corporation’s Chief Financial Officer: and (iii) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(3)		All Other Compensation(4)	Total
Patrick J. Burke	2011	$688,885	$825,000	$825,000	$-	$-	$1,881,648		$103,220	$4,323,753
Chief Executive	2010	$503,077	$750,000	$387,500	$-	$-	$381,761		$88,245	$2,110,583
Officer	2009	$498,462	$387,500	$442,500	$-	$-	$431,340		$39,069	$1,798,871

Michael A. Reeves(5)	2011	$330,008	$240,000	$66,000	$-	$-	$219,106		$15,462	$870,576
Executive Vice President, Chief Financial Officer	2010	$330,008	$264,000	$75,000	$-	$-	$295,614		$15,600	$980,222

Eli Sinyak(5)(6)(7)	2011	$578,846	$262,500	$753,228	$-	$-	$237,586		$1,336,304	$3,168,464
Senior Executive Vice President and Chief Operating Officer

C. Mark Gunton(5)(6)	2011	$523,144	$446,550	$227,500	$-	$-	$446,837		$540,587	$2,184,618
Senior Executive Vice President, Chief Risk Officer	2010	$514,157	$422,500	$300,000	$-	$-	$159,083		$797,513	$2,193,253

Eric Larson(5)(6)	2011	$432,693	$350,000	$510,000	$-	$-	$0	(8)	$185,000	$1,477,693
Senior Executive Vice President, Chief Compliance Officer

(1)

The amounts disclosed in 2011 are related to 2011 performance but paid in 2012. In the case of Messrs. Burke and Sinyak, bonus amount includes portion granted in the form of deferred cash as disclosed under Performance Year 2011 Compensation Actions. Messrs. Burke and Sinyak will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC Holdings plc shares over the period.

(2)

Reflects the aggregate grant date fair value of awards granted during the year. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at the same rate as dividends paid on shares of HSBC.

(3)

The HSBC – North America (U.S.) Pension Plan (“Pension Plan”), the HSBC – North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Mr. Burke – $441,366 (Pension Plan), $1,440,282 (SRIP); Mr. Reeves – $160,833 (Pension Plan), $28,278 (SRIP) $29,995 (NQDCP); Mr. Sinyak – $170,423 (Pension Plan), $67,163 (SRIP); and Mr. Gunton – $446,837 (ISRBS).

HSBC Finance Corporation

(4)

Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as financial planning, expatriate benefits and car allowance, to the extent such perquisites and other personal benefits exceeded $10,000 in 2011. The value of perquisites provided to Mr. Reeves did not exceed $10,000. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Tax Services and/or Financial Planning for Messrs. Burke and Sinyak were $572 and $590 respectively; Executive Travel Allowances, for Messrs. Sinyak and Gunton were $13,673 and $65,036, respectively; Foreign/Temporary Housing Allowance and Utilities for Messrs. Burke, Sinyak and Gunton were $38,061, $271,780 and $123,771, respectively; Relocation Assistance for Messrs. Burke and Sinyak in the amounts of $48,279 and $205,962 respectively; Tax Equalization resulted in net payments to Messrs. Sinyak and Gunton of $844,299 and $242,588 respectively; Mortgage Subsidies for Mr. Gunton in amount of $13,277; Children’s Education Allowance for Mr. Gunton in amount of $52,279; Car and Driver Services for Messrs. Burke and Gunton in the amounts of $384 and $136, respectivey. Mr. Larson was awarded a cash award of $185,000 on March 25, 2011 as a means of replacing a portion of certain equity-based compensation he forfeited when he resigned from his previous employer.

All Other Compensation also includes HSBC Finance Corporation’s contribution for the named executive officer’s participation in the HSBC – North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2011, as follows: Messrs. Burke and Reeves each had a contribution of $14,700. Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $43,500. The value of Mr. Gunton’s company contribution in the IRBP was calculated using an exchange rate from GBP to U.S. dollars of 1.5483. TRIP and IRBP are described under Savings and Pension Plans – Deferred Compensation Plans.

(5)

This table only reflects those officers who were Named Executive Officers for the particular referenced years above. Accordingly, Messrs. Reeves and Gunton were not Named Executive Officers in fiscal year 2009 so the table only reflects compensation for fiscal years 2010 and 2011. Similarly, Messrs. Sinyak and Larson were not Named Executive Officers in the years 2009 and 2010, so the table only reflects their compensation in fiscal year 2011.

(6)

Amounts shown for Mr Sinyak represent compensation earned for their respective service to HSBC Finance Corporation, as well as for HSBC USA and HSBC North America. Amounts shown for Messrs. Gunton and Larson represent the compensation earned in connection with their respective service to HSBC Finance Corporation, as well as for HSBC USA. Messrs. Sinyak and Gunton have also been disclosed as Named Executive Officers in the HSBC USA Form 10-K for year ended 2011.

(7)

For Mr. Sinyak, amounts shown in salary, bonus, stock awards, and all other compensation columns only reflects compensation received from HSBC Finance Corporation, HSBC USA and HSBC North America beginning February 28, 2011 and does not reflect compensation received for fulfilling other roles within HSBC but outside of HSBC USA, HSBC Finance Corporation and HSBC North America.

(8)	Eric Larson was not a participant in the Pension Plan as of December 31, 2011. As a result, he is shown with a $0 benefit under the Pension Plan as of that date.

HSBC Finance Corporation

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)

Patrick J. Burke	03/15/2011	(1)							71,913			$750,000
Chief Executive Officer	06/23/2011	(2)							7,706			$75,000
Michael A. Reeves	03/15/2011	(1)							6,328			$66,000
Executive Vice President, Chief Financial Officer
Eli Sinyak	03/15/2011	(3)							34,704			$361,937
Senior Executive Vice	03/15/2011	(4)							23,136			$241,291
President,	03/15/2011	(5)		$361,937					15,412			$150,000
Chief Operating Officer	06/23/2011	(2)
C. Mark Gunton	03/15/2011	(1)							21,813			$227,500
Senior Executive Vice President, Chief Risk Officer
Eric Larson	03/15/2011	(1)							20,135			$210,000
Senior Executive Vice President, Chief Compliance Officer	03/31/2011	(6)							29,254			$300,000

(1)

Reflects grant of RSUs, which vest thirty-three percent (33%) on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 15, 2011 of GBP 6.50 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6045.

(2)

Reflects grant of GPSP awards, which vests one-hundred percent (100%) on March 15, 2016. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on June 23, 2011 of GBP 6.06 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6071.

(3)

Reflects grant of RSUs, which vests thirty-three percent (33%) on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. Upon vesting, RSUs are subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 15, 2011 of GBP 6.50 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6045.

(4)

Reflects grant of immediately-vested shares, yet subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 15, 2011 of GBP 6.50 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6045.

(5)

Reflects grant of deferred cash, which vests thirty-three percent (33%) on the first anniversary of the grant date, thirty-three percent (33%) on the second anniversary of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. At the end of the vesting period, deferred cash is credited with a notional rate of return equal to the annual dividend yield of HSBC Holdings plc shares over the period. Mr. Sinyak’s deferred cash award was converted into U.S. dollars using the HKD exchange rate as of the date of grant which was 0.1284.

(6)

Reflects grant of RSUs, which vest eighty percent (80%) on the first anniversary of the grant date, and twenty (20%) on the second anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 31, 2011 of GBP 6.41 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.6062.

HSBC Finance Corporation

Outstanding Equity Awards At Fiscal Year-End Table

				Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Patrick J. Burke	23,023	(3)			$9.2895	11/20/2012	76,886	(4)	$584,559
Chief Executive	68,852	(3)			GBP7.9606	11/03/2013	27,013	(5)	$205,378
Officer	68,852	(3)			GBP7.2181	04/30/2014	75,066	(6)	$570,721
							7,881	(7)	$59,919
							13,155	(8)	$100,017
Michael A. Reeves							24,838	(4)	$188,842
Executive Vice							5,227	(5)	$39,741
President,							6,605	(6)	$50,217
Chief Financial Officer
Eli Sinyak	45,901	(3)			GBP7.9606	11/03/2013	114,488	(4)	$870,444
Senior Executive	45,901	(3)			GBP7.2181	04/30/2014	38,283	(5)	$291,063
Vice President and							36,225	(6)	$275,416
Chief Operating							15,762	(7)	$119,837
Officer
C. Mark Gunton							17,857	(4)	$135,765
Senior Executive							20,913	(5)	$159,000
Vice President,							22,769	(6)	$173,111
Chief Risk Officer
Eric Larson							21,017	(6)	$159,791
Senior Executive Vice President,							30,183	(9)	$229,479
Chief Compliance Officer

(1)

Share amounts include additional awards accumulated over the vesting periods, including any adjustments for the HSBC share rights issue completed in April 2009. During the rights issue, HSBC raised capital by offering the opportunity to purchase new shares at a fixed price to all qualifying shareholders on the basis of five new shares for every twelve existing shares. The number of unvested restricted shares and restricted share units held by employees was automatically increased, without any action required on the part of employees, in an effort to not disadvantage employees by the rights issue. Similarly, the number of unexercised stock options held by employees was automatically increased and a corresponding decrease was made in the option exercise price, without any action required on the part of employees, and such that the employee will pay the same total amount to exercise the adjusted stock option award as before the rights issue. The adjustment to stock options, restricted shares and restricted share units were made based on a formula that HSBC’s auditors, KPMG, confirmed was fair and reasonable.

(2)	The HSBC share market value of the shares on December 31, 2011 was GBP 4.9105 and the exchange rate from GBP to U.S. dollars was 1.5483.

(3)	Reflects fully vested options adjusted for the HSBC share rights issue completed in April 2009.

(4)	This award will vest in full on March 5, 2012.

(5)	Thirty-three percent (33%) of this award vested on February 28, 2011, thirty-three percent (33%) will vest on February 27, 2012, and thirty-four percent (34%) will vest on February 25, 2013.

(6)	Thirty-three percent (33%) of this award vested on March 15, 2012, thirty-three percent (33%) will vest on March 15, 2013, and thirty-four percent (34%) will vest on March 17, 2014.

(7)	This award will vest in full on March 15, 2016.

(8)	This award will vest in full on June 30, 2012.

(9)	Eighty percent (80%) of this award will vest on March 31, 2012 and twenty percent (20%) will vest on March 31, 2013.

HSBC Finance Corporation

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (#)(1)	Number of Shares Acquired on Vesting (#)(2)		Value Realized on Vesting ($)(1)
Patrick J. Burke			59,898	(3)	$632,002
Chief Executive Officer

Michael A. Reeves			18,184	(4)	$191,008
Executive Vice President, Chief Financial Officer

Eli Sinyak			88,504	(5)	$935,719
Senior Executive Vice President and Chief Operating Officer

C. Mark Gunton			33,258	(6)	$351,965
Senior Executive Vice President, Chief Risk Officer

Eric Larson
Senior Executive Vice President, Chief Compliance Officer

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the release of additional awards accumulated over the vesting period and resulting from the HSBC share rights issue completed in April 2009.

(3)	Includes the release of 36,267 shares granted on March 31, 2008, and the partial release of 37,321 shares granted on March 1, 2010.

(4)	Includes the release of 12,089 shares granted on March 31, 2008, and the partial release of 7,223 shares granted on March 1, 2010.

(5)	Includes the release of 38,181 shares granted on October 31, 2008, the partial release of 52,892 shares granted on March 1, 2010, and the release of 23,136 shares granted on March 15, 2011.

(6)	Includes the release of 17,991 shares granted on March 31, 2008 and the partial release of 28,894 shares granted on March 1, 2010.

HSBC Finance Corporation

Pension Benefits

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Patrick J. Burke(2)	Pension Plan-Household	22.8	$851,577		$0
Chief Executive Officer	SRIP-Household	21.8	$2,875,932		$0

Michael A. Reeves	Pension Plan-Household	18.7	$505,770		$0
Executive Vice President and Chief Financial Officer	SRIP-Household	17.7	$407,493		$0

Eli Sinyak	Pension Plan-Household	12.8	$461,180		$0
Senior Executive Vice President and Chief Operating Officer	SRIP-Household	11.8	$899,789		$0

C. Mark Gunton	ISRBS	33.0	$3,743,915	(3)	$0
Senior Executive Vice President and Chief Risk Officer

Eric Larson	Pension Plan		$0		$0
Senior Executive Vice President and Chief Compliance Officer

(1)	Plan described under Savings and Pension Plans.

(2)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $989,131 (Pension Plan) and $3,426,446 (SRIP).

(3)	The amounts were converted into USD from GBP utililizing the exchange rate of 1.5483 at December 31, 2011.

HSBC Finance Corporation

Savings and Pension Plans

Pension Plan The HSBC North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2011, all employees who are eligible to participate in the Pension Plan will earn benefits under the Cash Balance formula only and not under any of the legacy formulas. However, both Legacy Household Formulas (Old and New) were amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and do not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.

Supplemental Retirement Income Plan (SRIP) The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC – North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits have accrued or will accrue under SRIP after December 31, 2010.

Formulas for Calculating Benefits

Legacy Household Formula (Old):  Applies to executives who were hired prior to January 1, 1990 by Household International. The benefit at age 65 is determined under whichever formula, A or B below, provides the higher amount. Executives who are at least age 50 with 15 years of service or at least age 55 with 10 years of service may retire before age 65, in which case the benefits are reduced.

A.	The normal retirement benefit at age 65 is the sum of (i) 51 percent of average salary that does not exceed the integration amount and (ii) 57 percent of average compensation in excess of the integration amount. For this purpose, the integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro rata for executives who retire with less than 15 years of service. If an executive has more than 30 years of service, the benefit percentages in the formula, (the 51 percent and 57 percent) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. The benefit percentages are reduced for retirement prior to age 65.

B.	The normal retirement benefit at age 65 is determined under (a) below, limited to a maximum amount determined in (b):

(a)	55 percent of average salary, reduced pro rata for less than 15 years of service, and increased 1/24 of 1 percentage point for each month in excess of 30 years, but not more than 5 percentage points; the benefit percentage of 55 percent is reduced for retirement prior to age 65.

(b)	The amount determined in (a) is reduced as needed so that when added to 50 percent of the primary Social Security benefit, the total does not exceed 65 percent of the average salary. This maximum is applied for payments following the age at which full Social Security benefits are available.

HSBC Finance Corporation

Both formulas use an average of salaries for the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement; for this purpose, salary includes total base wages and bonuses.

Legacy Household Formula (New):  Applies to executives who were hired after December 31, 1989, but prior to January 1, 2000, by Household International, Inc. The normal retirement benefit at age 65 is the sum of (i) 51% of average salary that does not exceed the integration amount and (ii) 57% of average compensation in excess of the integration amount. For this purpose, compensation includes total fixed pay and cash variable pay (as earned); provided, effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP, and is averaged over the 48 highest consecutive months selected from the 120 consecutive months preceding date of retirement. The integration amount is an average of the Social Security taxable wage bases for the 35 year period ending with the year of retirement. The benefit is reduced pro-rata for executives who retire with less than 30 years of service. If an executive has more than 30 years of service, the percentages in the formula, (the 51% and 57%) are increased 1/24 of 1 percentage point for each month of service in excess of 30 years, but not more than 5 percentage points. Executives who are at least age 55 with 10 or more years of service may retire before age 65 in which case the benefit percentages (51% and 57%) are reduced.

Account Based Formula:  Applies to executives who were hired by Household after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash incentives as paid effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP. At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.

Provisions Applicable to All Formulas:  The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2010 is $245,000. The limit for years after 2010 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Legacy Household or Account Based Formula may be eligible to elect a lump sum form of payment (spousal consent is required for married executives).

HSBC International Staff Retirement Benefits Scheme (Jersey) (ISRBS)  The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member’s voluntary contribution fund, if any, shall be commuted for a retirement benefit.

The annual pension payable at normal retirement is 1/480 of the member’s final fixed pay for each completed month in the executive section, 1.25/480 of his final fixed pay for each completed month in the senior management section, and 1.50/480 of his final fixed pay for each completed month in the general management section. A member’s normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Payments may be deferred or suspended but not beyond age 75.

If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.

HSBC Finance Corporation

If a member dies before age 53 while he is still accruing benefits in the ISRBS then both a lump sum and a widow’s pension will be payable immediately.

The lump sum payable would be the cash sum equivalent of the member’s Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if he had continued in service until age 53, computed on the assumption that his final fixed pay remains unaltered. In addition, where applicable, the member’s voluntary contributions fund will be paid as a lump sum.

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

Present Value of Accumulated Benefits

For the Account Based formula:  The value of the notional account balances currently available on December 31, 2011.

For other formulas:  The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company’s audited financial statements for the period ending December 31, 2011. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2011.

Deferred Compensation Plans

Tax Reduction Investment Plan:  HSBC North America maintains the HSBC – North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant’s cash compensation (subject to a maximum annual pre-tax contribution by a participant of $16,500 for 2011 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2011), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.

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

Supplemental Tax Reduction Investment Plan:  HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose

HSBC Finance Corporation

compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. Employer contributions to STRIP were terminated effective December 31, 2010.

Non-Qualified Deferred Compensation Plan:  HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. Certain NEOs are eligible to contribute up to 80 percent of their fixed pay and/or cash variable pay in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal, which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or, if the participant has over 10 years of service, installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant’s deemed elections, reducing the likelihood of an underfunded plan.

HSBC International Retirement Benefit Plan (“IRBP”) for International Managers:  The HSBC International Retirement Benefit Plan (“IRBP”) is a defined contribution retirement savings plan maintained for certain international managers who have attained the maximum number of years of service for participation in other plans covering international managers, including the ISRBS. Participants receive an employer paid contribution equal to 15% of fixed pay and may elect to contribute 2.5% of fixed pay as non-mandatory employee contributions, which contributions are matched by employer contributions. Additionally, participants can make unlimited additional voluntary contributions of fixed pay. The plan provides for participant direction of account balances in a wide range of investment funds and immediate vesting of all contributions.

HSBC Finance Corporation

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

Name	Executive Contributions in 2011 (1)	Employer Contributions in 2011 (2)	Aggregate Earnings in 2011	Aggregate Withdrawals/ Distributions in 2011	Aggregate Balance at 12/31/2011
Patrick J. Burke	$0	$0	$5,446	$0	$329,224
Chief Executive Officer

Michael A. Reeves	$0	$0	$32,808	$0	$593,773
Executive Vice President, Chief Financial Officer

Eli Sinyak	$0	$0	$(886)	$0	$180,562
Senior Executive Vice President and Chief Operating Officer

C. Mark Gunton	$31,071	$43,500	$(12,033)	N/A	$155,802
Senior Executive Vice President, Chief Risk Officer

Eric Larson	N/A	N/A	N/A	N/A	N/A
Senior Executive Vice President, Chief Compliance Officer

(1)

For Mr. Gunton, amount reflects contributions under the International Retirement Benefit Plan (“IRBP”) for International Managers, converted from GBP to USD using the exchange rate of 1.5483 as of December 31, 2011. Both the NQDCP and the IRBP for International Managers are described under Savings and Pension Plans.

(2)

For Mr. Sinyak and Mr. Gunton, amounts reflect contributions under the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is described under Savings and Pension Plans. Employer contributions were invested in STRIP through a credit to a bookkeeping account, which deems such contributions to be invested in equity or income mutual funds selected by the participant. Effective December 31, 2010, no additional employer contributions under STRIP will be made. Distributions are made in a lump sum upon termination of employment.

For Mr. Gunton, amount reflects contributions under the IRBP for International Managers, converted from GBP to USD using the exchange rate of 1.5483 as of December 31, 2011.

HSBC Finance Corporation

Potential Payments Upon Termination Or Change-In-Control

The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2011 to each of Messrs. Burke, Reeves, Sinyak, Gunton and Larson as a result of their termination, retirement, disability or death or a change in control of the company as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits, accrued vacation pay and COBRA continuation coverage. The specific circumstances that would trigger such payments are identified and the terms of such payments are defined under the HSBC North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.

Patrick J. Burke

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Cash Compensation
Fixed Pay						$592,308	(1)						$1,050,000	(2)
Variable Pay													$3,750,000	(2)

Long-term Incentive Awards
Restricted Stock/Units		$1,520,593	(3)	$1,520,593	(3)	$1,520,593	(3)		$1,520,593	(3)	$1,520,593	(3)	$1,520,593	(3)

Benefits and Perquisites
Defined Contribution Retirement Benefit													$126,800	(4)
Welfare Benefit Coverage													$26,204	(5)
Defined Benefit Retirement Benefit													$924,127	(6)
Outplacement Services													$7,452

(1)	Under the terms of the HSBC – North America (U.S.) Severance Pay Plan, Mr. Burke would receive 44 weeks of his current fixed pay upon separation from the company.

(2)

Refer to the description of Mr. Burke’s employment protection agreement. Mr. Burke will be entitled to receive a pro rata annual variable pay through the date of termination, based on the highest of the annual variable pay payable during the three years proceding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable fixed pay and highest annual variable pay.

(3)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

(4)	Mr. Burke’s employment protection agreement provides 18 months of additional employer contributions under HSBC North America’s tax-qualified plan.

(5)

Mr. Burke’s employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Burke’s current coverage election and assumes termination due to change in control occurred on December 31, 2011.

(6)

Mr. Burke’s employment protection agreement provides an additional 18 months of age and service credit under HSBC North America’s supplemental defined benefit retirement plan. The present value of this benefit was determined by HSBC Finance Corporation’s actuaries to be $924,127.

HSBC Finance Corporation

Michael A. Reeves

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$228,467	(1)
Restricted Stock/Units		$278,799	(2)	$278,799	(2)	$278,799	(2)		$278,799	(2)	$278,799	(2)	$278,799	(2)

(1)	Under the terms of the HSBC – North America (U.S.) Severance Pay Plan, Mr. Reeves would receive 36 weeks of his current fixed pay upon separation from the company.

(2)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

Eli Sinyak

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$350,000	(1)
Restricted Stock/Units		$1,556,760	(2)	$1,556,760	(2)	$1,556,760	(2)		$1,556,760	(2)	$1,556,760	(2)	$1,556,760	(2)
Deferred Cash		$361,937	(3)	$361,937	(3)	$361,937	(3)		$361,937	(3)	$361,937	(3)	$361,937	(3)

(1)	Under the terms of the HSBC – North America (U.S.) Severance Pay Plan, Mr. Sinyak would receive 26 weeks of his current fixed pay upon separation from the company.

(2)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

(3)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011.

C. Mark Gunton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$467,877	(1)	$467,877	(1)	$467,877	(1)		$467,877	(1)	$467,877	(1)	$467,877	(1)

(1)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and termination date of December 31, 2011, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

HSBC Finance Corporation

Eric Larson

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termination		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$225,000	(1)
Restricted Stock/Units		$389,270	(2)	$389,270	(2)	$389,270	(2)		$389,270	(2)	$389,270	(2)	$389,270	(2)

(1)	Under the terms of the HSBC – North America (U.S.) Severance Pay Plan, Mr. Larson would receive 26 weeks of his current fixed pay upon separation from the company.

(2)

This amount represents a full vesting of the outstanding restricted shares assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2011, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2011.

Director Compensation  The following table and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2011. Mr. Burke began service on the Board of Directors on October 31, 2011, and Mr. Booker’s service on the Board of Directors concluded October 31, 2011. Mr. Burke, as an Executive Director, and Mr. Booker, as a former Executive Director, received no additional compensation for service on the Board of Directors in 2011.

During 2011, HSBC North America, HSBC Finance Corporation and HSBC USA adjusted compensation for the Non-Executive Directors in response to increased demands upon the Directors and the revised committee structure of the Board of Directors. The table below outlines the differences in the annual compensation program for Non-Executive Directors for the first half of 2011 compared to the second half of 2011.

HSBC Finance Corporation

Annualized Compensation Rates for Non-Executive Directors Related to Service on the Board of Directors and Committees for HSBC Finance Corporation and HSBC North America

	Effective through June 30, 2011		Effective beginning July 1, 2011
Board Retainer
HSBC North America & HSBC Finance Corporation	$210,000	HSBC North America HSBC Finance Corporation	$ $	105,000 105,000
Audit Committee and Risk Committee
Audit and Risk Committee Chair for HSBC North America	$85,000	Audit Committee Chair for HSBC North America, HSBC Finance Corporation and HSBC USA		$80,000
Audit and Risk Committee Chair for HSBC Finance Corporation	$55,000	Audit Committee Member for HSBC North America and HSBC Finance Corporation		$20,000
Audit and Risk Committee Member for HSBC North America	$15,000
Audit and Risk Committee Member for Finance Corporation	$15,000
-		Risk Committee Chair for HSBC North America, HSBC Finance Corporation and HSBC USA		$80,000
-		Risk Committee Member for HSBC North America and HSBC Finance Corporation		$20,000
Compliance Committee
-		Compliance Committee Chair for HSBC North America and HSBC Finance Corporation		$80,000
-		Compliance Committee Member for HSBC North America and HSBC Finance Corporation		$50,000
Nominating Committee
-		Nominating Committee Chair for HSBC North America and HSBC Finance Corporation		$40,000
-		Nominating Committee Membership for HSBC North America and HSBC Finance Corporation		$20,000
Grandfathered Amounts
Robert K. Herdman	$40,000	-
George A. Lorch	$115,000	George A. Lorch		$65,000

HSBC Finance Corporation

The 2011 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC Finance Corporation, and in the case of Mr. Herdman, also as the director of HSBC USA, is shown in the following table:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert K. Herdman	$465,000	$-	$-	$-	$919	$465,919
George A. Lorch	$375,000	$-	$-	$(91,304)	$2,625	$286,321
Samuel Minzberg	$255,000	$-	$-	$-	$2,625	$257,625
Beatriz R. Perez	$252,500	$-	$-	$-	$2,625	$255,125
Larree M. Renda	$257,500	$-	$-	$(274)	$2,625	$259,851

(1)	Represents aggregate compensation for service on Board of Directors and Committees HSBC North America, HSBC Finance Corporation and, in the case of Mr. Herdman, HSBC USA.

Fees paid to Mr. Herdman include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC Finance Corporation boards; $42,500 for serving as Chair of the HSBC North America Audit and Risk Committee, $27,500 for serving as Chair of the HSBC Finance Corporation Audit and Risk Committee, $32,500 for serving as Chair of the HSBC USA Audit and Risk Committee; and $20,000 in grandfathered fees related to his level of compensation in 2007. Fees paid to Mr. Herdman also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $13,333 for serving as Chair of each of the Audit Committees of HSBC North America, HSBC Finance Corporation and HSBC USA; and $13,333 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.

Fees paid to Mr. Lorch include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC Finance Corporation boards; $7,500 for membership on the HSBC North America Audit and Risk Committee, $7,500 for membership on the HSBC Finance Corporation Audit and Risk Committee; and $57,500 in grandfathered fees related to his level of compensation in 2007. Fees paid to Mr. Lorch also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $40,000 for serving as Chair of the Compliance Committee for HSBC Finance Corporation; $3,333 for membership on the HSBC North America Nominating Committee, $6,667 for membership on the HSBC Finance Corporation Nominating Committee; $3,333 for membership on the HSBC North America Risk Committee, $6,667 for membership on the HSBC Finance Corporation Risk Committee; and $32,500 in grandfathered fees related to his level of compensation in 2007.

Fees paid to Mr. Minzberg include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC Finance Corporation boards; $7,500 for membership on the HSBC North America Audit and Risk Committee, and $7,500 for membership on the HSBC Finance Corporation Audit and Risk Committee. Fees paid to Mr. Minzberg also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $3,333 for membership on the HSBC North America Audit Committee, $6,667 for membership on the HSBC Finance Corporation Audit Committee; $3,333 for membership on the HSBC North America Nominating Committee, $6,667 for membership on the HSBC Finance Corporation Nominating Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC Finance Corporation Risk Committee.

Fees paid to Ms. Perez include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC Finance Corporation boards and $7,500 for membership on the HSBC Finance Corporation Audit and Risk Committee. Fees paid to Ms. Perez also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $8,333 for membership on the HSBC North America Compliance Committee, $16,667 for membership on the HSBC Finance Corporation Compliance Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC Finance Corporation Risk Committee.

Fees paid to Ms. Renda include the following amounts for service from January 1, 2011 to July 1, 2011: $105,000 as part of annual cash retainer for membership on the HSBC North America and HSBC Finance Corporation boards and $7,500 for membership on the HSBC Finance Corporation Audit and Risk Committee. Fees paid to Ms. Renda also include the following amounts for service from July 1, 2011 to December 31, 2011: $52,500 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $20,000 for serving as Chair of the Nominating Committee for HSBC Finance Corporation; $3,333 for membership on the HSBC North

HSBC Finance Corporation

America Audit Committee, and $6,667 for membership on the HSBC Finance Corporation Audit Committee; $3,333 for membership on the HSBC North America Risk Committee, and $6,667 for membership on the HSBC Finance Corporation Risk Committee.

(2)	HSBC Finance Corporation does not grant stock awards or stock options to its Non-Executive Directors.

Prior to the merger with HSBC, Non-Executive Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock. Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors’ Retirement Income Plan where the present value of each Director’s accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into the HSBC North America Directors Non-Qualified Deferred Compensation Plan, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2011, 8,470 American Depository Shares were held in the deferred compensation plan account for Directors currently serving on the Board of Directors. Of the current Non-Executive Directors, Mr. Lorch held 8,444 American Depository Shares and Ms. Renda held 26 American Depository Shares.

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

(4)

Components of All Other Compensation are disclosed in aggregate. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $200 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,706 per annum for each participating Director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively. Additionally, in 2011, we provided to the Non-Executive Directors an Apple® iPad® tablet, at a cost of $719 per device.

Under HSBC’s Matching Gift Program, for all Non-Executive Directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), including eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations, with a double match for the first $500 donated to higher education institutions (both public and private). Additionally, each current Non-Executive Director, who was a member of the Board in 2006 and continues to be on the Board, may ask us to contribute up to $10,000 annually to charities of the Director’s choice which qualify under our philanthropic program. We made charitable donations of $6,000 under the Matching Gift Program and $10,000 under the philanthropic program at Mr. Lorch’s request and $10,500 under the Matching Gift Program and $10,000 under the philanthropic program at Ms. Renda’s request.

Compensation Policies and Practices Related to Risk Management

All HSBC Finance Corporation employees are eligible for some form of incentive compensation; however, those who actually receive payments are a subset of eligible employees, based on positions held and individual and business performance. Employees participate in either the annual discretionary variable pay plan, the primary incentive compensation plan for all employees, or in formulaic plans, which are maintained for specific groups of employees who are typically involved in production/call center or direct sales environments.

A key feature of HSBC’s remuneration policy is that it is risk informed, seeking to ensure that risk-adjusted returns on capital are factored into the determination of annual variable pay and that variable pay pools are calculated only after appropriate risk-adjusted return has accrued on shareholders’ capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC’s benchmark cost of capital) and other metrics to develop variable pay levels and target a 12% to 15% return on shareholder equity. These requirements are built into the performance scorecard or the balanced scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the performance scorecard or the balanced scorecard, ensuring that key risk measures are included.

HSBC Finance Corporation

The use of a performance scorecard or a balanced scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded under the annual discretionary cash award plan. On a performance scorecard, objectives are separated into two categories: financial and non-financial. On a balanced scorecard, objectives are set under four categories: financial, process (including risk mitigation), customer, and people. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels.

In 2010, building upon the combined strengths of our performance and balanced scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal incentive compensation risk management framework. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets were established and monitored for employees who were identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.

The Nominating and Governance Committee of HSBC North America and the Compensation and Performance Management Governance Sub-Committee (“CPMG Sub-Committee”) have been established, which among other duties, have oversight for objectives-setting and risk monitoring. As of January 1, 2012, the responsibilities of a previously ad-hoc Nominating Committee of Board of Directors of HSBC Finance Corporation have been assumed by a permanent Nominating and Governance Committee of HSBC North America, and this Committee’s role has been expanded to include oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees (“Covered Employees”) under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded. The recommendations related to employee compensation are incorporated into the submissions to the HSBC Holdings plc Remuneration Committee (“REMCO”) of the Board of Directors of HSBC, or to Mr. Gulliver and Mr. Burke, in instances where REMCO has delegated remuneration authority.

In 2010, HSBC North America established the CPMG Sub-Committee within the existing HSBC North America Human Resources Steering Committee. The CPMG Sub-Committee was created to provide a more systematic approach to incentive compensation governance and to ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Sub-Committee are senior executive representatives from HSBC North America’s staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit and Human Resources. The CPMG maintains the frameworks under which the risk in the responsibilities of employees is assessed and the determination of which employees are considered covered employees under guidelines on incentive compensation arrangements as published by the Federal Reserve Board is made. The CPMG also reviews the objectives assigned to employees and other measures used to ensure risk as appropriately considered in making variable compensation recommendations. These materials are provided to the HSBC North America Nominating and Governance Committee for their review. The CPMG also makes recommendations to the HSBC Nominating and Governance Committee concerning the terms of any clawbacks of incentive compensation previously awarded to employees.

HSBC Finance Corporation

Risk oversight of formulaic plans is ensured through HSBC’s formal policies requiring that the HSBC North America Office of Operational Risk Management approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.

Incentive compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC Finance Corporation. Risk Appetite is set by the Board of HSBC and is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.

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

The discretionary plan is designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in the discretionary plan, performance against the objectives established in the performance scorecard or balanced scorecard is considered. Where objectives have been established with respect to risk and risk outcomes, managers will consider performance against these objectives when making variable pay award recommendations.

Participants in the discretionary plan are subject to the 2010 HSBC Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2011, ranging from 0 to 60%, increase in relation to the level of variable pay earned and in respect of an employee’s classification under the United Kingdom’s Financial Services Authority (“FSA”) Remuneration Code (“the Code”), as further described under the section “Performance Year 2011 Compensation Actions” in the 2011 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Grants under the Group Performance Share Plan (“GPSP”) consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment. Shares that are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC. An employee who retires from or terminates employment with “good leaver status” will have vested awards under the GPSP released immediately. An employee who terminates employment without “good leaver status” will have vested awards under the GPSP released in three equal installments on the first, second and third anniversaries of the termination of employment with HSBC.

An employee who terminates employment without “good leaver” status being granted by REMCO forfeits all unvested equity and deferred cash. A clawback provision has been added to deferred variable pay awards, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” in the 2011 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.

HSBC Finance Corporation

Employees in formulaic plans are held to performance standards that may result in a loss of incentive compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in future commission payments if they commit a “reportable event” (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC Finance Corporation, is sufficient reason for disqualification or subject to a recapture provision, if it is determined that commissions were paid in excess of the amount that should have been paid. Some formulaic incentive plans include limits or caps on the financial measures that are considered in the determination of incentive award amounts.

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

The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on performance or balanced scorecard achievements. Payments under the discretionary plan are not tied to a formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Performance or balanced scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC Finance Corporation. Additionally, the discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance and a review of any unintended consequences (e.g., deteriorating service standards).

Formulaic programs are reviewed and revised annually by HSBC North America Human Resources using an incentive plan review template, which highlights basic identifiers for overall plan performance. The review includes: an examination of overall plan expenditures versus actual business performance versus planned expenditures; an examination of individual pay out levels within plans; a determination of whether payment levels align with expected performance levels and market indicators; and a determination of whether the compensation mix is appropriate for the role in light of market practice and business philosophy.

In addition to the annual review, plan performance is monitored regularly by the business management and periodically by HSBC North America Human Resources, which tracks plan expenditures and plan performance to ensure that plan payouts are consistent with expectations. Calculations for plans are performed systematically based on plan measurement factors to ensure accurate calculation of incentives, and all performance payouts are subject to the review of the designated plan administrator to ensure payment and performance of the plan are tracking in line with expectations. Plan inventories are refreshed during the course of the year to identify plans to be eliminated, consolidated, or restructured based on relevant business and commercial factors. Finally, all plans contain provisions that enable modification of the plan if necessary to meet business objectives.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

HSBC Finance Corporation’s common stock is 100% owned by HSBC Investments (North America) Inc. (“HINO”). HINO is an indirect wholly owned subsidiary of HSBC.

HSBC Finance Corporation

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2012, of HSBC ordinary shares or interests in HSBC ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and the Series B Preferred Stock of HSBC Finance Corporation. No director or executive officer of HSBC Finance Corporation owned any of HSBC’s American Depositary Shares, Series A at January 31, 2012.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares That May Be Acquired Within 60 Days By Exercise of Options(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	Series B Preferred of HSBC Finance Corporation
Directors
Patrick J. Burke(6)	4,516	160,727	115,164	-	280,407	-
Robert K. Herdman	82	-	-	-	82	-
George A. Lorch	2,730	-	-	8,444	11,174	-
Samuel Minzberg	500	-	-	-	500	-
Beatriz R. Perez	150	-	-	-	150	-
Larree M. Renda	8,250	-	-	26	8,250	10	(7)
Named Executive Officers
Michael A. Reeves	5,280	-	29,631	-	34,911	-
C. Mark Gunton	693	-	35,827	-	36,520	-
Eric L. Larson	-	-	31,082	-	31,082	-
Eli Sinyak	6,421	91,802	145,568	-	243,791	-
All directors and executive officers as a group	128,479	1,002,612	788,636	9,159	1,928,886	10

(1)

Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 20,301.

(2)

Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares, including the shares listed above in the first column for Messrs. Minzberg and Reeves and Mss. Renda and Perez.

(3)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2012 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation’s Directors and executive officers through April 1, 2012 pursuant to the satisfaction of certain conditions.

(5)

Represents the number of ordinary share equivalents owned by executive officers under the HSBC North America Employee Non-Qualified Deferred Compensation Plan and by Directors under the HSBC North America Directors Non-Qualified Deferred Compensation Plan. The shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares.

(6)	Also a Named Executive Officer.

(7)	Represents 400 Depositary Shares, each representing one-fortieth of a share of 6.36% Non-Cumulative Preferred Stock, Series B.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons  During the fiscal year ended December 31, 2011, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member

HSBC Finance Corporation

of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreement with Mr. Burke described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.

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

HSBC Finance Corporation

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

According to the HSBC Finance Corporation Corporate Governance Standards, a majority of the members of the Board of Directors must be independent. The composition requirement for each committee of the Board of Directors is as follows:

Committee	Independence/Member Requirements
Audit Committee	Chair and all voting members
Compliance Committee	A majority of all members
Risk Committee	Chair and all voting members

Messrs. Herdman, Lorch, Minzberg, Ms. Perez and Ms. Renda are considered to be independent directors. Mr. Burke currently serves as Chief Executive Officer of HSBC Finance Corporation. Because of the position held by Mr. Burke, he is not considered to be an independent director. Niall S.K. Booker served as Chairman of the Board of HSBC Finance Corporation from July 12, 2010 until October 31, 2011. He was also Chief Executive Officer and a director of HSBC North America and a Group General Manager of HSBC. Because of the positions held by Mr. Booker, he was not considered to be an independent director.

See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2011 and 2010 was $4,355,800 and $4,396,000, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.

Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2011 and 2010 was $240,000 and $248,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.

Tax Fees. The aggregate amount billed by KPMG LLP for tax related services performed during the fiscal year ended December 31, 2011 was $218,700. There were no fees billed by KPMG LLP for tax related services during the fiscal year ended December 31, 2010. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.

All Other Fees. The aggregate amount billed by KPMG LLP for other services performed during the fiscal year ended December 31, 2011 was $10,159. There were no fees billed by KPMG LLP for other services during the fiscal year ended December 31, 2010.

All of the fees described above were approved by HSBC Finance Corporation’s Audit Committee.

HSBC Finance Corporation

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The consolidated financial statements listed below, together with an opinion of KPMG LLP dated February 27, 2012 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

HSBC Finance Corporation and Subsidiaries:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income (Loss)

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Consolidated Statement of Changes in Shareholders’ Equity

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

(a)(2) Not applicable.

(a)(3) Exhibits.

3(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005, Exhibit 3.1(b) to HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005 and Exhibit 3.1 to HSBC Finance Corporation’s Current Report on Form 8-K filed November 30, 2010).
3(ii)	Bylaws of HSBC Finance Corporation, as amended July 26, 2011 (incorporated by reference to Exhibit 3.1 to HSBC Finance Corporation’s Current Report on Form 8-K filed July 28, 2011).
4.1	Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496.
4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).

HSBC Finance Corporation

4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to HSBC Finance Corporation’s Current Report on Form 8-K filed December 9, 2010).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120495).
4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining of the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
10	Purchase and Assumption Agreement, dated August 10, 2011, among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed August 12, 2011).
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.

HSBC Finance Corporation

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1),(2)
101.SCH	XBRL Taxonomy Extension Schema Document(1),(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1),(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1),(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1),(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1),(2)

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

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

HSBC Finance Corporation

Index

Accounting:
new pronouncements 109, 138
policies (critical) 46
policies (significant) 129
Account management policies and practices 85
Assets:
by business segment 195
fair value of financial assets 198
fair value measurements 197
nonperforming 84, 149
Audit committee 218
Auditors’ report:
financial statement opinion 122
internal control opinion 123
Balance sheet (consolidated) 125
Basel II 11, 18, 41
Basel III 11, 18
Basis of reporting 42, 129
Business:
consolidated performance review 32
focus 32
operations 4
organization history 4
Capital:
2012 funding strategy 95
common equity movements 95
consolidated statement of changes 126
selected capital ratios 95
Cash flow (consolidated) 127
Cautionary statement regarding forward-looking statements 13
Committees 218
Competition 13
Compliance committee 219
Compliance risk 107
Consumer business segment 5, 64, 191
Contingent liabilities:
critical accounting policy 52
litigation 205
Controls and procedures 212
Corporate governance and controls 13, 218
Customers 8
Credit quality 37, 69
Credit risk:
accounting policy 131
concentration 92, 209
critical accounting policy 47
management 101
Critical accounting policies and estimates 46

Current environment 27
Deferred tax assets 51, 172
Derivatives:
accounting policy 136
cash flow hedges 165
critical accounting policy 49
fair value hedges 164
income (expense) 61
non-qualifying hedges 166
notional value 167
Directors:
biographies 213
board of directors 212
executive 215
compensation (executives) 234
responsibilities 218
Discontinued operations 138
Employees:
compensation and benefits 224
number of 8
Equity:
consolidated statement of changes 126
ratios 95
Equity securities available-for-sale 144
Estimates and assumptions 46, 130
Executive overview 27
Fair value measurements:
assets and liabilities recorded at fair value on a recurring basis 200 assets and liabilities recorded at fair value on a non-recurring basis 202 control over valuation process 97
financial instruments 198
hierarchy 98
transfers into/out of level one and two 99, 201
transfers into/out of level two and three 99, 201
valuation techniques 202
Financial highlights metrics 25
Financial liabilities:
designated at fair value 160
fair value of financial liabilities 198, 200
Forward looking statements 13
Funding 8, 41, 92
Future prospects 42
Gain (loss) from debt designated at fair value 62, 161
Geographic concentration of receivables 92, 209
Goodwill:
accounting policy 135

HSBC Finance Corporation

critical accounting policy 48
Impairment:
accounting policy 135
available-for-sale securities 144
credit losses 34, 58, 154
critical accounting policy 48
nonperforming receivables 84, 149
Income taxes:
accounting policy 137
critical accounting policy — deferred taxes 51
expense 168
Insurance:
policyholders benefits expense 63
revenue 60
Intangible assets:
accounting policy 135
critical accounting policy 48
Internal control 212
Interest income:
net interest income 57
sensitivity 105
Interest rate risk 104
Key performance indicators 25
Legal proceedings 24, 205
Liabilities:
commercial paper 93, 157
commitments, lines of credit 94, 157
financial liabilities designated at fair value 160, 200
long-term debt 94, 158
Lease commitments 96, 205
Liquidity and capital resources 92
Liquidity risk 103
Litigation and regulatory matters 24, 205
Loans and advances — see Receivables
Loan impairment charges — see Provision for credit losses
Market risk 104
Market turmoil — see Current environment
Mortgage lending products 53, 147
Net interest income 57
New accounting pronouncements adopted 138
New accounting pronouncements to be adopted in future periods 109
Nominating and compensation committees 219
Operating expenses 62
Operational risk 106
Other revenues 60
Pension and other postretirement benefits:
accounting policy 137
Performance, developments and trends 32
Profit (loss) before tax:
by segment — IFRSs basis 195

consolidated 124
Properties 24
Property, plant and equipment:
accounting policy 135
Provision for credit losses 34, 58
Ratios:
capital 95
charge-off (net) 81
credit loss reserve related 71
delinquency 78
earnings to fixed charges — Exhibit 12
efficiency 37, 64
financial 25
Re-aged receivables 91
Real estate owned 55
Receivables:
by category 53, 147
by change-off (net) 81
by delinquency 78
geographic concentration 92, 209
modified and/ or re-aged 87
nonperforming 84, 149
overall review 53
risk concentration 92, 209
troubled debt restructures 31, 35, 84, 85, 132, 149
Reconciliation to U.S. GAAP financial measures 119
Reconciliation of U.S. GAAP results to IFRSs 43
Refreshed loan-to-value 54
Regulation 8
Related party transactions 185
Reputational risk 108
Results of operations 57
Risk committee 219
Risk and uncertainties 14
Risk elements in the loan portfolio by product 209
Risk factors 14
Risk management:
credit 101
compliance 107
interest rate 104
liquidity 103
market 104
operational 106
overview 99
reputational 108
strategic 108
Securities:
fair value 144, 200
maturity analysis 147
Segment results — IFRSs basis:
consumer 65, 195
“All Other” grouping 195

HSBC Finance Corporation

overall summary 64, 191
Selected financial data 25
Senior management:
biographies 215
Sensitivity:
projected net interest income 105
Share-based payments:
accounting policy 136
Statement of cash flows 127
Statement of change in shareholders’ equity 126
Statement of changes in comprehensive income (loss) 126

Statement of income (loss) 124
Strategic initiatives and focus 32, 142
Strategic risk 108
Table of contents 2
Tangible common equity to tangible managed assets 95, 120
Tax expense 168
Troubled debt restructures 31, 35, 84, 85, 132, 149
Unresolved staff comments 24
Variable interest entities 196

HSBC Finance Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 27th day of February, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 27th day of February, 2012.

Signature	Title

/S/ (P. J. BURKE) (P. J. Burke)	Chief Executive Officer, Chairman and Director (as Principal Executive Officer)

/S/ (R. K. HERDMAN) (R. K. Herdman)	Director

/S/ (G. A. LORCH) (G. A. Lorch)	Director

/S/ (S. MINZBERG) (S. Minzberg)	Director

/S/ (B. R. PEREZ) (B. R. Perez)	Director

/S/ (L. M. RENDA) (L. M. Renda)	Director

HSBC Finance Corporation

Signature	Title

/S/ (M. A. REEVES) (M. A. Reeves)	Executive Vice President and Chief Financial Officer (as Principal Financial Officer)

/S/ (E. K. FERREN) (E. K. Ferren)	Executive Vice President and Chief Accounting Officer (as Principal Accounting Officer)

Exhibit Index

3(i)	Amended and Restated Certificate of Incorporation of HSBC Finance Corporation effective as of December 15, 2004, as amended (incorporated by reference to Exhibit 3.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed June 22, 2005, Exhibit 3.1(b) to HSBC Finance Corporation’s Current Report on Form 8-K filed December 19, 2005 and Exhibit 3.1 to HSBC Finance Corporation’s Current Report on Form 8-K filed November 30, 2010).
3(ii)	Bylaws of HSBC Finance Corporation, as amended July 26, 2011 (incorporated by reference to Exhibit 3.1 to HSBC Finance Corporation’s Current Report on Form 8-K filed July 28, 2011).
4.1	Amended and Restated Standard Multiple-Series Indenture Provisions for Senior Debt Securities of HSBC Finance Corporation dated as of December 15, 2004 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statements on Form S-3 Nos. 333-120494, 333-120495 and 333-120496.
4.2	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and U.S. Bank National Association (formerly known as First Trust of Illinois, National Association, successor in interest to Bank of America Illinois, formerly known as Continental Bank, National Association), as Trustee, amending and restating the Indenture dated as of October 1, 1992 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).
4.3	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (formerly BNY Midwest Trust Company, formerly Harris Trust and Savings Bank), as Trustee, amending and restating the Indenture dated as of December 19, 2003 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).
4.4	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, as successor in interest to Bank One, National Association, formerly known as the First National Bank of Chicago), as Trustee, amending and restating the Indenture dated as of April 1, 1995 between Household Finance Corporation and the Trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120494).
4.5	Indenture for Senior Debt Securities dated as of March 7, 2007 between HSBC Finance and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.12 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-130580).
4.6	Indenture for Senior Subordinated Debt Securities dated December 17, 2008 between HSBC Finance and The Bank of New York Mellon Trust Company, N.A., as Trustee, as amended and supplemented (incorporated by reference to Exhibit 4.2 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-156219 and Exhibit 4.3 to HSBC Finance Corporation’s Current Report on Form 8-K filed December 9, 2010).
4.7	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated December 1, 1993 between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., as successor to The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120495).

4.8	Amended and Restated Indenture for Senior Debt Securities dated as of December 15, 2004 between HSBC Finance Corporation (successor to Household Finance Corporation) and The Bank of New York Mellon Trust Company, N.A., as Trustee, amended and restating the Indenture for Senior Debt Securities dated March 1, 2001 and amended and restated April 30, 2003, between Household Finance Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank), as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to HSBC Finance Corporation’s Registration Statement on Form S-3, Registration No. 333-120496).
4.9	The principal amount of debt outstanding under each other instrument defining of the rights of Holders of our long-term senior and senior subordinated debt does not exceed 10 percent of our total assets. HSBC Finance Corporation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of our long-term senior and senior subordinated debt.
10	Purchase and Assumption Agreement, dated August 10, 2011, among HSBC Finance Corporation, HSBC USA Inc., HSBC Technology and Services (USA) Inc. and Capital One Financial Corporation (incorporated by reference to Exhibit 2.1 of HSBC Finance Corporation’s Current Report on Form 8-K filed August 12, 2011).
12	Statement of Computation of Ratio of Earnings to Fixed Charges and to Combined Fixed Charges and Preferred Stock Dividends.
14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of HSBC Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed February 28, 2005).
21	Subsidiaries of HSBC Finance Corporation.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page of this Form 10-K).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1),(2)
101.SCH	XBRL Taxonomy Extension Schema Document(1),(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1),(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1),(2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1),(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1),(2)

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet as of December 31, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.