Form 10-Q
period 2012-03-31
HSBC Finance Corp
filed 2012-05-08
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8198

HSBC FINANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of Incorporation)	(I.R.S. Employer Identification No.)
26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois	60045
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2012, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Finance and other interest income	$906	$1,092
Interest expense on debt held by:
HSBC affiliates	40	38
Non-affiliates	459	609

Interest expense	499	647

Net interest income	407	445
Provision for credit losses	791	708

Net interest income (loss) after provision for credit losses	(384)	(263)

Other revenues:
Insurance revenue	58	60
Investment income	20	25
Derivative related income (expense)	205	34
Gain (loss) on debt designated at fair value and related derivatives	(396)	(29)
Servicing and other fees from HSBC affiliates	8	7
Other income (expense)	(4)	14

Total other revenues	(109)	111

Operating expenses:
Salaries and employee benefits	51	48
Occupancy and equipment expenses, net	11	16
Real estate owned expenses	29	106
Other servicing and administrative expenses	90	84
Support services from HSBC affiliates	73	76
Policyholders’ benefits	37	41

Total operating expenses	291	371

Loss from continuing operations before income tax	(784)	(523)
Income tax benefit	277	303

Loss from continuing operations	(507)	(220)

Discontinued Operations (Note 2):
Income from discontinued operations before income tax	548	308
Income tax expense	(196)	(109)

Income from discontinued operations	352	199

Net loss	$(155)	$(21)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Net loss	$(155)	$(21)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on: Derivatives classified as cash flow hedges	55	65
Securities available-for-sale, not other-than-temporarily impaired	(9)	(11)
Foreign currency translation adjustments, net of tax	5	5

Other comprehensive income	51	59

Total comprehensive income (loss)	$(104)	$38

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions,
	except share data)
Assets
Cash	$219	$222
Interest bearing deposits with banks	1,307	1,143
Securities purchased under agreements to resell	2,745	920
Securities available-for-sale	1,977	2,039
Receivables, net (including $5.2 billion and $5.3 billion at March 31, 2012 and December 31, 2011, respectively, collateralizing long-term debt)	41,284	43,128
Properties and equipment, net	91	92
Real estate owned	263	299
Derivative financial assets	2	-
Deferred income taxes, net	3,396	3,345
Other assets	1,501	1,465
Assets of discontinued operations	10,458	10,816

Total assets	$63,243	$63,469

Liabilities
Debt:
Due to affiliates (including $461 million and $447 million at March 31, 2012 and December 31, 2011, respectively, carried at fair value)	$8,776	$8,262
Commercial paper	3,862	4,026
Long-term debt (including $14.1 billion and $13.7 billion at March 31, 2012 and December 31, 2011 carried at fair value and $3.2 billion and $3.3 billion at March 31, 2012 and December 31, 2011, respectively, collateralized by receivables)	39,244	39,790

Total debt	51,882	52,078

Insurance policy and claim reserves	957	973
Derivative related liabilities	43	26
Liability for postretirement benefits	275	280
Other liabilities	1,817	1,710
Liabilities of discontinued operations	1,471	1,476

Total liabilities	56,445	56,543

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued)	1,000	1,000
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 68 shares issued at both March 31, 2012 and December 31, 2011	-	-
Additional paid-in capital	23,974	23,966
Accumulated deficit	(18,406)	(18,219)
Accumulated other comprehensive loss	(345)	(396)

Total common shareholder’s equity	5,223	5,351

Total shareholders’ equity	6,798	6,926

Total liabilities and shareholders’ equity	$63,243	$63,469

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	23,966	23,321
Employee benefit plans, including transfers and other	8	-

Balance at end of period	23,974	23,321

Accumulated deficit
Balance at beginning of period	(18,219)	(16,685)
Net loss	(155)	(21)
Dividends:
Preferred stock	(32)	(34)

Balance at end of period	(18,406)	(16,740)

Accumulated other comprehensive loss
Balance at beginning of period	(396)	(491)
Other comprehensive income	51	59

Balance at end of period	(345)	(432)

Total common shareholder’s equity at end of period	$5,223	$6,149

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2012	2011
	(in millions)
Cash flows from operating activities
Net loss	$(155)	$(21)
Income from discontinued operations	352	199

Loss from continuing operations	(507)	(220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	791	708
Loss on sale of real estate owned, including lower of amortized cost or market adjustments	16	62
Insurance policy and claim reserves	(8)	(1)
Depreciation and amortization	4	4
Mark-to-market on debt designated at fair value and related derivatives	516	194
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	52	319
Net change in other assets	(92)	85
Net change in other liabilities	102	(150)
Other, net	96	103

Cash provided by (used in) operating activities-continuing operations	970	1,104
Cash provided by (used in) operating activities-discontinued operations	235	326

Net cash provided by (used in) operating activities	1,205	1,430

Cash flows from investing activities
Securities:
Purchased	(102)	(213)
Matured	90	87
Sold	94	110
Net change in short-term securities available-for-sale	(31)	(25)
Net change in securities purchased under agreements to resell	(1,825)	(859)
Net change in interest bearing deposits with banks	(164)	3
Receivables:
Net collections	826	985
Proceeds from sales of real estate owned	183	500
Properties and equipment:
Purchases	(1)	-

Cash provided by (used in) investing activities – continuing operations	(930)	588
Cash provided by (used in) investing activities – discontinued operations	519	358

Net cash provided by (used in) investing activities	(411)	946

Cash flows from financing activities
Debt:
Net change in commercial paper	(164)	594
Net change in due to affiliates	500	12
Long-term debt issued	-	162
Long-term debt retired	(1,040)	(3,106)
Insurance:
Policyholders’ benefits paid	(28)	(24)
Cash received from policyholders	16	14
Shareholders’ dividends	(32)	(34)

Cash provided by (used in) financing activities-continuing operations	(748)	(2,382)
Cash provided by (used in) financing activities-discontinued operations	-	-

Net cash provided by (used in) financing activities	(748)	(2,382)
Net change in cash	46	(6)
Cash at beginning of period(1)	318	175

Cash at end of period(2)	$364	$169

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$163	$448

(1) Cash at beginning of period includes $96 million and $9 million for discontinued operations as of January 1, 2012 and 2011, respectively.

(2) Cash at end of period includes $145 million and $26 million for discontinued operations as of March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

2.    Discontinued Operations

2011 Discontinued Operations:

Card and Retail Services  In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, agreed to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). This transaction was completed on May 1, 2012.

HSBC Finance Corporation

In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value at the date of closing. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total final cash consideration expected to be allocated to us based on April 30, 2012 balances is approximately $11.8 billion, resulting in an after-tax gain of approximately $1.4 billion which will be recorded in the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction.

The receivables and other assets sold to Capital One were transferred to held for sale during the third quarter of 2011. As a result, we stopped recording provisions for credit losses, including charge-offs, at that time. Our Card and Retail Services business is reported as a discontinued operation.

The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Three Months Ended March 31,	2012	2011
	(in millions)
Net interest income and other revenues(1)	$925	$891
Income from discontinued operations before income tax	548	311

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

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at March 31, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet. Of the amounts included in the table below, assets with a balance of approximately $9.2 billion at March 31, 2012, consisting primarily of credit card receivables with an outstanding principal balance of $8.9 billion, were sold to Capital One and liabilities of approximately $239 million at March 31, 2012 were assumed by Capital One. The assets sold to and liabilities assumed by Capital One were considered held for sale at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in millions)
Cash	$145	$96
Receivables	8,521	9,001
Intangible assets	485	514
Properties and equipment, net	93	95
Other assets	1,214	1,102

Assets of discontinued operations	$10,458	$10,808

Long-term debt	$211	$211
Other liabilities	1,260	1,257

Liabilities of discontinued operations	$1,471	$1,468

Intangible assets at December 31, 2011 included $29 million, net, that related to account relationships we purchased from HSBC Bank USA, N.A. (“HSBC Bank USA”) in July 2004. All new receivable originations on these account relationships were sold on a daily basis to HSBC Bank USA and we serviced the receivables for a fee. In March 2012, we sold these account relationships to HSBC Bank USA resulting in a gain of $79 million

HSBC Finance Corporation

which is included as a component of income from discontinued operations. All remaining intangible assets at March 31, 2012 relate to cardholder relationships which were sold to Capital One on May 1, 2012.

We had secured conduit credit facilities with commercial banks which provided for secured financings of credit card receivables on a revolving basis totaling $650 million at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. These secured financings were paid in full on April 30, 2012.

We previously entered into commitments to meet the financing needs of our credit card customers. At March 31, 2012 and December 31, 2011, we had $102.1 billion and $105.0 billion, respectively, of open consumer lines of credit. As a result of the sale of the Card and Retail Services business, the open line of credit commitments were transferred to Capital One on May 1, 2012.

2010 Discontinued Operations:

Taxpayer Financial Services In December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business is reported in discontinued operations. The assets and liabilities of our TFS business as of March 31, 2012 and December 31, 2011 were not significant.

The following summarizes the operating results of our TFS business for the periods presented:

Three Months Ended March 31,	2012	2011
	(in millions)
Net interest income and other revenues(1)	$-	$1
Loss from discontinued operations before income tax	-	(1)

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

Auto Finance In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to Santander Consumer USA Inc. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. As a result of this transaction, our Auto Finance business is reported as discontinued operations. The assets and liabilities of our Auto Finance business as of March 31, 2012 and December 31, 2011 were not significant.

The following summarizes the operating results of our Auto Finance business for the periods presented:

Three Months Ended March 31,	2012	2011
	(in millions)
Net interest income and other revenues(1)	$-	$-
Loss from discontinued operations before income tax	-	(2)

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

HSBC Finance Corporation

3.    Securities

Securities consisted of the following available-for-sale investments:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury	$12	$-	$-	$12
U.S. government sponsored enterprises(1)	31	4	-	35
Asset-backed securities(2)	22	1	-	23
U.S. corporate debt securities(3)	1,134	122	(2)	1,254
Foreign debt securities(4)	481	19	(1)	499
Equity securities	10	-	-	10
Money market funds	123	-	-	123

Subtotal	1,813	146	(3)	1,956
Accrued investment income	21	-	-	21

Total securities available-for-sale	$1,834	$146	$(3)	$1,977

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Treasury	$92	$-	$-	$92
U.S. government sponsored enterprises(1)	33	5	-	38
U.S. government agency issued or guaranteed	2	-	-	2
Asset-backed securities(2)	26	1	-	27
U.S. corporate debt securities(3)	1,175	140	(7)	1,308
Foreign debt securities(4)	431	20	(2)	449
Equity securities	10	-	-	10
Money market funds	93	-	-	93

Subtotal	1,862	166	(9)	2,019
Accrued investment income	20	-	-	20

Total securities available-for-sale	$1,882	$166	$(9)	$2,039

(1)

Includes $6 million and $8 million of mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of March 31, 2012 and December 31, 2011, respectively.

(2)	Includes $3 and $4 million of residential mortgage-backed securities at March 31, 2012 and December 31, 2011, respectively.

(3)	At March 31, 2012 and December 31, 2011, the majority of our U.S. corporate debt securities represent investments in the financial services, consumer products, healthcare and industrial sectors.

(4)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at March 31, 2012 or December 31, 2011.

HSBC Finance Corporation

A summary of gross unrealized losses and related fair values as of March 31, 2012 and December 31, 2011, classified as to the length of time the losses have existed follows:

	Less Than One Year			Greater Than One Year
March 31, 2012	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. Treasury	11	$-	$8	-	$-	$-
Asset-backed securities	-	-	-	1	-	-
U.S. corporate debt securities	62	(1)	75	11	(1)	22
Foreign debt securities	68	(1)	95	-	-	-
Equity Securities	1	-	5	-	-	-

	142	$(2)	$183	12	$(1)	$22

	Less Than One Year			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. Treasury	4	$-	$4	-	$-	$-
U.S. government sponsored enterprises	1	-	5	-	-	-
Asset-backed securities	-	-	-	1	-	-
U.S. corporate debt securities	134	(7)	191	3	-	13
Foreign debt securities	71	(2)	91	-	-	-
Equity Securities	1	-	5	-	-	-

	211	$(9)	$296	4	$-	$13

Gross unrealized gains decreased during the first quarter of 2012 primarily due to an increase in long-term U.S. interest rates since December 31, 2011 which decreased the value of our securities. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, during the first quarter of 2012 no OTTI losses were recognized in the statement of income (loss). During the first quarter of 2011, OTTI losses of less than $1 million were recognized in earnings on certain debt securities.

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

HSBC Finance Corporation

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

At March 31, 2012, approximately 90 percent of our corporate debt securities are rated A- or better and approximately 91 percent of our asset-backed securities, which totaled $23 million are rated “AAA.” At December 31, 2011, approximately 88 percent of our corporate debt securities are rated A- or better and approximately 91 percent of our asset-backed securities, which totaled $27 million are rated “AAA.” Other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

Proceeds from the sale, call or redemption of available-for-sale investments totaled $94 million and $110 million during the three months ended March 31, 2012 and 2011, respectively. We realized gross gains of $2 million and $3 million during the three months ended March 31, 2012 and 2011, respectively. We realized gross losses of less than $1 million during each of the three months ended March 31, 2012 and 2011.

Contractual maturities and yields on investments in debt securities for those with set maturities were as follows:

March 31, 2012	Due Within 1 Year	After 1 but Within 5 Years	After 5 but Within 10 Years	After 10 Years	Total
	(dollars are in millions)
U.S. Treasury:
Amortized cost	$4	$8	$-	$-	$12
Fair value	4	8	-	-	12
Yield(1)	.38%	.94%	-	-	.75%
U.S. government sponsored enterprises:
Amortized cost	$5	$5	$2	$19	$31
Fair value	5	6	2	22	35
Yield(1)	.26%	4.39%	5.57%	4.64%	3.96%

HSBC Finance Corporation

March 31, 2012	Due Within 1 Year	After 1 but Within 5 Years	After 5 but Within 10 Years	After 10 Years	Total
	(dollars are in millions)
Asset-backed securities:
Amortized cost	$-	$19	$2	$1	$22
Fair value	-	20	2	1	23
Yield(1)	-	4.85%	6.23%	5.01%	5.00%
U.S. corporate debt securities:
Amortized cost	$57	$328	$204	$545	$1,134
Fair value	58	341	226	629	1,254
Yield(1)	3.21%	3.18%	4.92%	5.32%	4.53%
Foreign debt securities:
Amortized cost	$45	$327	$69	$40	$481
Fair value	45	336	72	46	499
Yield(1)	3.91%	2.80%	4.14%	5.79%	3.34%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

4.    Receivables

Receivables consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Real estate secured:
First lien	$37,021	$38,235
Second lien	4,222	4,478

Total real estate secured	41,243	42,713
Personal non-credit card	4,794	5,196
Commercial and other	4	27

Total receivables	46,041	47,936
HSBC acquisition purchase accounting fair value adjustments	54	36
Accrued finance income	1,125	1,184
Credit loss reserve for owned receivables	(5,865)	(5,952)
Unearned credit insurance premiums and claims reserves	(71)	(76)

Total receivables, net	$41,284	$43,128

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Deferred origination fees totaled $246 million and $254 million at March 31, 2012 and December 31, 2011, respectively.

Net unamortized premium on our receivables totaled $153 million and $169 million at March 31, 2012 and December 31, 2011, respectively. Unearned income on personal non-credit card receivables totaled $5 million and $8 million at March 31, 2012 and December 31, 2011, respectively, and is included in the receivable balance in the table above.

Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $3.2 billion at March 31, 2012 are secured by $5.2 billion of closed-end real estate secured receivables. Secured

HSBC Finance Corporation

financings previously issued under public trusts with a balance of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.

Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at March 31, 2012 and December 31, 2011. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total Past Due		Total Receivables(1)
March 31, 2012	1 – 29 days	30 – 89 days	90+ days		Current

	(in millions)
Real estate secured:
First lien	$5,201	$3,167	$6,278	$14,646	$22,375	$37,021
Second lien	652	321	257	1,230	2,992	4,222

Total real estate secured(2)	5,853	3,488	6,535	15,876	25,367	41,243
Personal non-credit card	552	277	236	1,065	3,729	4,794
Commercial and other	-	-	-	-	4	4

Total receivables	$6,405	$3,765	$6,771	$16,941	$29,100	$46,041

	Days Past Due			Total Past Due		Total Receivables(1)
December 31, 2011	1 – 29 days	30 – 89 days	90+ days		Current

	(in millions)
Real estate secured:
First lien	$5,828	$4,028	$6,248	$16,104	$22,131	$38,235
Second lien	754	416	329	1,499	2,979	4,478

Total real estate secured(2)	6,582	4,444	6,577	17,603	25,110	42,713
Personal non-credit card	686	388	315	1,389	3,807	5,196
Commercial and other	-	-	-	-	27	27

Total receivables	$7,268	$4,832	$6,892	$18,992	$28,944	$47,936

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

(2)	At both March 31, 2012 and December 31, 2011, approximately 57 percent of our real estate secured receivables have been either modified and/or re-aged.

HSBC Finance Corporation

Nonaccrual receivables Nonaccrual consumer receivables are all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables are summarized in the following table.

	March 31, 2012	December 31, 2011
	(in millions)
Nonaccrual receivables:
Real estate secured(1)	$6,529	$6,544
Personal non-credit card	247	330

Total nonaccrual receivables	$6,776	$6,874

Credit loss reserves as a percent of nonaccrual receivables	86.6%	86.6%

(1)

At March 31, 2012 and December 31, 2011, nonaccrual real estate secured receivables include $5.0 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell.

Interest income on nonaccrual receivables that would have been recorded if the nonaccrual receivables had been current in accordance with contractual terms during the period was approximately $213 million and $190 million during the three months ended March 31, 2012 and 2011, respectively. Interest income that was recorded on these nonaccrual receivables was approximately $19 million and $23 million during the three months ended March 31, 2012 and 2011, respectively, of which portions have been written-off as a result of the process to record receivables greater than 180 days delinquent at the lower of amortized cost or fair value less cost to sell.

Troubled Debt Restructurings Troubled debt restructurings (“TDR Loans”) represent receivables for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status.

Modifications for real estate secured and personal non-credit card receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of finance income we are contractually entitled to receive in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower’s financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans.

HSBC Finance Corporation

The following table presents information about receivables which as a result of an account management action taken during the three months ended March 31 2012 became classified as TDR Loans. During the three months ended March 31, 2012, substantially all of the actions reflect re-aging of past due accounts or loan modifications involving interest rate reductions.

Three Months Ended March 31,	2012
(in millions)
Real estate secured:
First lien	$1,268
Second lien	187

Total real estate secured	1,455
Personal non-credit card	172

Total	$1,627

The following table presents information about our TDR Loans:

	March 31, 2012	December 31, 2011
	(in millions)
TDR Loans(1)(2):
Real estate secured:
First lien	$14,031	$13,186
Second lien	1,149	1,057

Total real estate secured(3)	15,180	14,243
Personal non-credit card	1,339	1,341

Total TDR Loans	$16,519	$15,584

	March 31, 2012	December 31, 2011
	(in millions)
Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$3,278	$3,169
Second lien	549	534

Total real estate secured	3,827	3,703
Personal non-credit card	656	706

Total credit loss reserves for TDR Loans(4)	$4,483	$4,409

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans as well as any charge-off recorded in accordance with our existing charge-off policies. The following table reflects the unpaid principal balance of TDR Loans:

HSBC Finance Corporation

	March 31, 2012	December 31, 2011
	(in millions)
Real estate secured:
First lien	$15,977	$14,813
Second lien	1,268	1,125

Total real estate secured	17,245	15,938
Personal non-credit card	1,340	1,341

Total TDR Loans	$18,585	$17,279

(3)	At March 31, 2012 and December 31, 2011, TDR Loans totaling $3.1 billion and $2.5 billion, respectively, are recorded at the lower of amortized cost or fair value less cost to sell.

(4)	Included in credit loss reserves.

The following table discloses receivables which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during the three months ended March 31, 2012:

Three Months Ended March 31,	2012
(in millions)
Real estate secured:
First lien	$821
Second lien	85

Total real estate secured	906
Personal non-credit card	128

Total	$1,034

Additional information relating to TDR Loans is presented in the table below:

Three Months Ended March 31,	2012	2011(1)
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$13,722	$8,602
Second lien	1,131	628

Total real estate secured	14,853	9,230
Personal non-credit card	1,357	674

Total average balance of TDR Loans	$16,210	$9,904

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$176	$97
Second lien	22	8

Total real estate secured	198	105
Personal non-credit card	41	13

Total interest income recognized on TDR Loans	$239	$118

(1)

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered at TDR Loan. This new Accounting Standards Update was applied retrospectively to restructurings occurring on or after January 1, 2011 and reported in our TDR disclosures prospectively beginning in the third quarter of 2011. Therefore, the TDR activity reported for the three months ended March 31, 2011 are based on our previous definition of TDR Loans and as such are not directly comparable to the current period amounts.

HSBC Finance Corporation

Consumer Receivable Credit Quality Indicators Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is considered a TDR Loan.

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables (“delinquency ratio”) for our loan portfolio:

	March 31, 2012		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$7,342	19.83%	$7,605	19.89%
Second lien	391	9.26	500	11.16

Total real estate secured(1)	7,733	18.75	8,105	18.98
Personal non-credit card	360	7.50	486	9.35

Total	$8,093	17.58%	$8,591	17.93%

(1)

At March 31, 2012 and December 31, 2011, dollars of real estate secured receivable delinquency include $5.1 billion and $4.8 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell.

Nonperforming The status of our consumer receivable portfolio is summarized in the following table:

	Performing Loans	Nonperforming Loans	Total
	(in millions)
At March 31, 2012:
Real estate secured(1)	$34,714	$6,529	$41,243
Personal non-credit card	4,547	247	4,794

Total(2)	$39,261	$6,776	$46,037

At December 31, 2011:
Real estate secured(1)	$36,169	$6,544	$42,713
Personal non-credit card	4,866	330	5,196

Total(2)	$41,035	$6,874	$47,909

(1)

At March 31, 2012 and December 31, 2011, nonperforming real estate secured receivables include $5.0 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell.

(2)

At March 31, 2012 and December 31, 2011, nonperforming receivables include $3.4 billion and $2.9 billion, respectively, which are TDR Loans, some of which may also be carried at the lower of amortized cost or fair value less cost to sell.

Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

Concentrations of Credit Risk We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables have high loan-to-value ratios. Our receivable portfolios include the following types of loans:

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

The following table summarizes the outstanding balances of interest-only loans and stated income loans in our receivable portfolios at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in billions)
Interest-only loans(1)	$.9	$1.0
Stated income loans	2.0	2.2

(1)

Receivable classification as an interest-only loan is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification or because the interest-only period has expired.

At both March 31, 2012 and December 31, 2011, interest-only and stated income loans comprised 7 percent of real estate secured receivables.

Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at March 31, 2012 and December 31, 2011. The following table reflects the percentage of receivables by state which individually account for 5 percent or greater of our portfolio as of March 31, 2012 and December 31, 2011.

	Percentage of Receivables At March 31, 2012			Percentage of Receivables At December 31, 2011
	Real Estate Secured	Other	Total	Real Estate Secured	Other	Total
California	9.5%	4.9%	9.0%	9.5%	5.1%	9.1%
New York	7.3	6.8	7.2	7.2	6.8	7.2
Pennsylvania	6.2	6.8	6.2	6.1	6.7	6.2
Florida	5.9	5.7	5.9	5.9	5.8	5.9
Ohio	5.5	6.3	5.6	5.5	6.3	5.6

5.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

Three Months Ended March 31,	2012	2011
	(in millions)
Credit loss reserves at beginning of period	$5,952	$5,512
Provision for credit losses	791	708
Charge-offs	(979)	(1,417)
Recoveries	101	141

Credit loss reserves at end of period	$5,865	$4,944

During the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. Therefore, credit loss reserves at March 31, 2012 and the provision for credit losses during the three months ended March 31, 2012 are not comparable to the three months ended March 31, 2011.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three months ended March 31, 2012 and 2011:

	Real Estate Secured		Personal Non- Credit Card	Comm’l and Other	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended March 31, 2012:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$-	$5,952
Provision for credit losses	642	131	18	-	791
Charge-offs	(568)	(190)	(221)	-	(979)
Recoveries	8	15	78	-	101

Net charge-offs	(560)	(175)	(143)	-	(878)

Credit loss reserve balance at end of period	$4,171	$779	$915	$-	$5,865

Reserve components:
Collectively evaluated for impairment	$679	$228	$259	$-	$1,166
Individually evaluated for impairment(1)	3,074	549	656	-	4,279
Receivables carried at the lower of amortized cost or fair value less cost to sell	410	1	-	-	411
Loans acquired with deteriorated credit quality	8	1	-	-	9

Total credit loss reserves	$4,171	$779	$915	$-	$5,865

Receivables:
Collectively evaluated for impairment	$19,855	$3,037	$3,455	$4	$26,351
Individually evaluated for impairment(1)	10,999	1,108	1,339	-	13,446
Receivables carried at the lower of amortized cost or fair value less cost to sell	6,132	72	-	-	6,204
Receivables acquired with deteriorated credit quality	35	5	-	-	40

Total receivables	$37,021	$4,222	$4,794	$4	$46,041

Three Months Ended March 31, 2011:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$3,355	$832	$1,325	$-	$5,512
Provision for credit losses	585	105	18	-	708
Charge-offs	(783)	(260)	(374)	-	(1,417)
Recoveries	10	17	114	-	141

Net charge-offs	(773)	(243)	(260)	-	(1,276)

Credit loss reserve balance at end of period	$3,167	$694	$1,083	$-	$4,944

Reserve components:
Collectively evaluated for impairment	$1,189	$440	$717	$-	$2,346
Individually evaluated for impairment(1)	1,847	249	366	-	2,462
Receivables carried at the lower of amortized cost or fair value less cost to sell	116	2	-	-	118
Loans acquired with deteriorated credit quality	15	3	-	-	18

Total credit loss reserves	$3,167	$694	$1,083	$-	$4,944

Receivables:
Collectively evaluated for impairment	$29,747	$4,440	$5,857	$26	$40,070
Individually evaluated for impairment(1)	6,986	598	649	-	8,233
Receivables carried at the lower of amortized cost or fair value less cost to sell	5,299	106	-	-	5,405
Receivables acquired with deteriorated credit quality	34	6	-	-	40

Total receivables	$42,066	$5,150	$6,506	$26	$53,748

(1)

These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value less cost to sell which totaled $3.1 billion and $1.6 billion at March 31, 2012 and 2011, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value less cost to sell which totaled $204 million and $27 million at March 31, 2012 and 2011, respectively.

HSBC Finance Corporation

6.     Derivative Financial Instruments

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

HSBC Finance Corporation

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

At March 31, 2012 and December 31, 2011, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative related liabilities. At March 31, 2012 and December 31, 2011, we provided third party swap counterparties with $12 million and $10 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. At March 31, 2012 and December 31, 2011, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $902 million and $584 million, respectively, all of which was provided in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At March 31, 2012, we had derivative contracts with a notional value of approximately $38.7 billion, including $38.3 billion outstanding with HSBC Bank USA. At December 31, 2011, we had derivative contracts with a notional value of approximately $40.9 billion, including $40.4 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles, or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet at an amount which approximates fair value and is netted on the balance sheet against the fair value amount recognized for derivative instruments.

Fair Value Hedges Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying amount of our debt by $21 million and $36 million at March 31, 2012 and December 31, 2011, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

HSBC Finance Corporation

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$5	$11	Derivative related liabilities	$12	$7
Currency swaps	Derivative financial assets	83	53	Derivative related liabilities	-	-

Total		$88	$64		$12	$7

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

	Hedged Item	Location of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on the Hedged Items
				Three Months Ended March 31,
				2012	2011	2012	2011
				(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	Derivative related income	$(5)	$(8)	$-	$10
Currency swaps	Fixed rate borrowings	Derivative related income	Derivative related income	(10)	(20)	9	16

Total				$(15)	$(28)	$9	$26

Cash Flow Hedges  Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on current derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $398 million and $448 million at March 31, 2012 and December 31, 2011, respectively. We expect $266 million ($172 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$(461)	$(554)	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	485	441	Derivative related liabilities	-	-

Total		$24	$(113)		$-	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassed from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended March 31,	2012	2011		2012	2011		2012	2011
	(in millions)
Interest rate swaps	$90	$55	Interest expense	$(3)	$(11)	Derivative related income	$1	$2
Currency swaps	(11)	28	Interest expense	(6)	(7)	Derivative related income	2	(9)

Total	$79	$83		$(9)	$(18)		$3	$(7)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$(681)	$(926)	Derivative related liabilities	$8	$5
Currency swaps and foreign exchange forward contracts	Derivative financial assets	(6)	38	Derivative related liabilities	-	4

Total		$(687)	$(888)		$8	$9

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income On Derivative During Three Months Ended March 31,
		2012	2011
		(in millions)
Interest rate contracts	Derivative related income	$212	$43
Currency contracts	Derivative related income	(4)	-

Total		$208	$43

We have elected the fair value option for certain issuances of our fixed rate debt and have entered into interest rate and currency swaps related to debt carried at fair value. The interest rate and currency swaps associated with this debt are non-qualifying hedges but are considered economic hedges and realized gains and losses are reported as “Gain (loss) on debt designated at fair value and related derivatives” within other revenues. The derivatives related to fair value option debt are included in the tables below. See Note 7, “Fair Value Option,” for further discussion.

HSBC Finance Corporation

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$616	$693	Derivative related liabilities	$-	$-
Currency swaps	Derivative financial assets	829	808	Derivative related liabilities	-	-

Total		$1,445	$1,501		$-	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income On Derivative During Three Months Ended March 31,
		2012	2011
		(in millions)
Interest rate swaps	Gain on debt designated at fair value and related derivatives	$15	$(1)
Currency swaps	Gain on debt designated at fair value and related derivatives	(11)	(74)

Total		$4	$(75)

Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	March 31, 2012	December 31, 2011
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$8,216	$8,140
Currency swaps	7,485	8,195

	15,701	16,335

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	9,173	10,523
Foreign exchange:
Swaps	715	715
Forwards	69	205

	9,957	11,443

Derivatives associated with debt carried at fair value:
Interest rate swaps	9,700	9,700
Currency swaps	3,376	3,376

	13,076	13,076

Total	$38,734	$40,854

HSBC Finance Corporation

7.    Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. At March 31, 2012, fixed rate debt accounted for under FVO totaled $14.6 billion, of which $14.1 billion is included as a component of long-term debt and $461 million is included as a component of due to affiliates. At March 31, 2012, we had not elected FVO for $10.8 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at March 31, 2012 has an aggregate unpaid principal balance of $13.9 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $401 million.

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

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

Three Months Ended March 31,	2012	2011
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$79	$219
Credit risk component	(479)	(173)

Total mark-to-market on debt designated at fair value	(400)	46
Mark-to-market on the related derivatives(1)	(116)	(240)
Net realized gains on the related derivatives	120	165

Gain (loss) on debt designated at fair value and related derivatives	$(396)	$(29)

(1)

Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income associated with debt designated at fair value was a loss of $60 million and a loss of $176 million for the three months ended March 31, 2012 and 2011, respectively. Offsetting gains (losses) recorded in derivative related income associated with the related derivatives was a gain of $60 million and a gain of $176 million for the three months ended March 31, 2012 and 2011, respectively.

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $632 million and $232 million at March 31, 2012 and December 31, 2011, respectively.

HSBC Finance Corporation

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•

Interest rate curve – Rising long-term interest rates during both the three months ended March 31, 2012 and 2011 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative, although the impact was more pronounced during the three months ended March 31, 2011. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes.

•

Credit – Our secondary market credit spreads tightened during the first three months ended March 31, 2012 on positive economic news in the United States and as concerns with the European sovereign debt crisis eased with the restructuring of Greek government debt. During the same period in 2011, our secondary market credit spreads also tightened due to continued improvement in marketplace liquidity. This tightening of credit spreads resulted in a loss in the credit component of the debt recorded at fair value in both periods. While credit spreads tightened in both periods, the impact was more pronounced during the three months ended March 31, 2012.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the three months ended March 31, 2012 should not be considered indicative of the results for any future periods.

8.    Income Taxes

Effective tax rates are analyzed as follows.

Three Months Ended March 31,	2012		2011
	(dollars are in millions)
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(274)	(35.0)%	$(183)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(1)	(.1)	(12)	(2.3)
Adjustment of tax rate used to value deferred taxes	(7)	(.9)	-	-
Adjustment to valuation allowance on deferred tax assets	-	-	(111)	(21.2)
Other	5	.7	3	.6

Total income tax expense (benefit)	$(277)	(35.3)%	$(303)	(57.9)%

The effective tax rate for the three months ended March 31, 2012 was impacted by the effect of a change in state tax rates used to value deferred taxes and purchase accounting adjustments on leveraged leases that matured in January 2012. The effective tax rate for the three months ended March 31, 2011 was significantly impacted by a release of valuation allowance previously established on foreign tax credits. The effective tax rate for both the three months ended March 31, 2012 and 2011 was also impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

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

HSBC Finance Corporation

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

During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provided support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group’s U.S. tax liability and the availability of foreign source income. The tax planning strategy included the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets.

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

Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets

HSBC Finance Corporation Income Taxes We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.4 billion and $3.3 billion as of March 31, 2012 and December 31, 2011, respectively.

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

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $91 million and $96 million at March 31, 2012 and December 31, 2011.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $86 million and $88 million at March 31, 2012 and December 31, 2011.

HSBC Finance Corporation

9.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

Three Months Ended March 31,	2012	2011
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(494)	$(575)
Other comprehensive income for period:
Net gains arising during period, net of tax of $29 million and $31 million, respectively	50	53
Reclassification adjustment for losses realized in net income, net of tax of $3 million and $7 million, respectively	5	12

Total other comprehensive income for period	55	65

Balance at end of period	(439)	(510)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$102	$78
Other comprehensive income for period:
Net unrealized holding losses arising during period, net of tax of $(5) million and $(5) million, respectively	(8)	(9)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $(1) million, respectively	(1)	(2)

Total other comprehensive income for period	(9)	(11)

Balance at end of period	93	67

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$-	$(4)
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	-	-
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively	-	-

Total other comprehensive loss for period	-	-

Balance at end of period	-	(4)

Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	-
Other comprehensive income for period:
Pension and postretirement benefit plan adjustment, net of tax of $- million and $- million, respectively	-	-

Total other comprehensive income for period	-	-

Balance at end of period	(11)	-

Foreign currency translation adjustments:
Balance at beginning of period	7	10
Other comprehensive loss for period:
Translation gains (losses), net of tax of $1 million and $1 million, respectively	5	5

Total other comprehensive income for period	5	5

Balance at end of period	12	15

Total accumulated other comprehensive loss at end of period	$(345)	$(432)

HSBC Finance Corporation

10.    Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

Three Months Ended March 31,	2012	2011
	(in millions)
Service cost – benefits earned during the period	$1	$1
Interest cost on projected benefit obligation	9	8
Expected return on assets	(10)	(8)
Recognized losses	5	4

Pension expense	$5	$5

Pension expense was flat during the three months ended March 31, 2012 as higher expected returns on plan assets due to higher asset levels, including additional contributions to the Plan during March 2011, were offset by higher interest costs and recognized losses.

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

Three Months Ended March 31,	2012	2011
	(in millions)
Service cost – benefits earned during the period	$-	$-
Interest cost	1	1

Net periodic postretirement benefit cost	$1	$1

HSBC Finance Corporation

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

	March 31, 2012	December 31, 2011
	(in millions)
Assets:
Cash	$212	$214
Interest bearing deposits with banks	4	3
Securities purchased under agreements to resell	2,645	920
Derivative related assets	2	-
Other assets	144	124

Total assets	$3,007	$1,261

Liabilities:
Due to affiliates (includes $461 million and $447 million at March 31, 2012 and December 31, 2011, respectively, carried at fair value)	$8,776	$8,262
Derivative related liability	34	25
Other liabilities(1)	(96)	47

Total liabilities	$8,714	$8,334

(1)

Other liabilities includes $136 million and $55 million at March 31, 2012 and December 31, 2011, respectively, related to accrued interest receivable on derivative positions and other amounts with affiliates.

Three Months Ended March 31,	2012	2011
	(In millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$2
Interest expense paid to HSBC affiliates(1)	(139)	(153)

Net interest income (loss)	(138)	(151)

Gain/(loss) on FVO debt with affiliate	(14)	(12)

HSBC affiliate income:
Servicing and other fees from HSBC affiliates:
Real estate secured servicing and related fees from HSBC Bank USA	3	3
Other servicing, processing, origination and support revenues	2	2
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	3	2

Total servicing and other fees from HSBC affiliates	8	7

Support services from HSBC affiliates	(73)	(76)

Stock based compensation expense with HSBC	(2)	(2)

Insurance commission paid to HSBC Bank Canada	(4)	(4)

(1)

Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)	Rental revenue from HTSU totaled $3 million and $1 million during the three months ended March 31, 2012 and 2011, respectively.

HSBC Finance Corporation

Transactions with HSBC USA Inc., including HSBC Bank USA:

•

In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At March 31, 2012 and December 31, 2011, we were servicing receivables totaling $1.3 billion. Servicing fees for these receivables totaled $1 million during each of the three months ended March 31, 2012 and 2011.

•

Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate secured receivable servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. During each of the three months ended March 31, 2012 and 2011, we paid $2 million for services we received from HSBC Bank USA and received $2 million during each of the three months ended March 31, 2012 and 2011 for services we provided to HSBC Bank USA.

•

In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three months ended March 31, 2012 and 2011, we paid $14 million and $17 million, respectively, for services we received from HSBC Bank USA.

•

During the fourth quarter of 2011, we executed a $3.0 billion 364-day uncommitted revolving credit agreement with HSBC USA Inc. which allows for borrowings with maturities of up to 15 years. As of March 31, 2012 and December 31, 2011 there were no amounts outstanding under this loan agreement

•

HSBC Bank USA extended a secured $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which currently matures in November 2012. There were no balances outstanding at March 31, 2012 or December 31, 2011.

Transactions with HSBC USA Inc. and HSBC Bank USA involving our Discontinued Operations:

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

Intangible assets of our discontinued credit card operations at December 31, 2011 included $29 million, net, that related to the account relationships we purchased from HSBC Bank USA in July 2004 as discussed above. In March 2012, we sold these account relationships to HSBC Bank USA resulting in a gain of $79 million which is included as a component of income from discontinued operations.

HSBC Finance Corporation

The following table summarizes the receivable portfolios we are servicing for HSBC Bank USA at March 31, 2012 and December 31, 2011 as well as the cumulative amount of receivables sold on a daily basis during the three months ended March 31, 2012 and 2011:

		Credit Cards
	Private Label	General Motors	Union Privilege	Other	Total
	(in billions)
Receivables serviced for HSBC Bank USA:
March 31, 2012	$11.6	$3.8	$3.3	$1.9	$20.6
December 31, 2011	12.8	4.1	3.5	2.0	22.4
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended March 31, 2012	$3.3	$2.9	$.7	$1.0	$7.9
Three months ended March 31, 2011	3.2	3.1	.7	.9	7.9

Gains on the daily sales of the receivables discussed above, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $79 million and $113 million during the three months ended March 31, 2012 and 2011, respectively. Fees received for servicing these receivable portfolios, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $157 million and $149 million during the three months ended March 31, 2012 and 2011, respectively.

The GM and UP credit card receivables as well as the private label receivables were sold to HSBC Bank USA on a daily basis at a sales price for each type of portfolio determined using a fair value calculated semi-annually in April and October by an independent third party based on the projected future cash flows of the receivables. The projected future cash flows were developed using various assumptions reflecting the historical performance of the receivables and adjusted for key factors such as the anticipated economic and regulatory environment. The independent third party used these projected future cash flows and a discount rate to determine a range of fair values. We used the mid-point of this range as the sales price. If significant information became available that altered the projected future cash flows, an analysis was performed to determine if fair value rates needed to be updated prior to the normal semi-annual cycles. With the announcement of the Capital One transaction, an analysis was performed and an adjustment to the fair value rates was made effective August 10, 2011 to reflect the sale of the receivables to a third party during the first half of 2012.

•

HSBC Bank USA extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”) which is part of our credit card operations. This is a 364-day credit facility which matures in November 2012. There were no balances outstanding at March 31, 2012 or December 31, 2011.

•

We have extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at either March 31, 2012 or December 31, 2011.

Transactions with HSBC Holdings plc:

•

We have a commercial paper back-stop credit facility of $1.1 billion at March 31, 2012 and December 31, 2011 from HSBC supporting our domestic issuances of commercial paper of which $600 million matures in September 2012 and $500 million matures in September 2014. No balances were outstanding under these credit facilities at either March 31, 2012 or December 31, 2011. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

HSBC Finance Corporation

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

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $3 million and $5 million during the three months ended March 31, 2012 and 2011, respectively, are included as a component of Support services from HSBC affiliates in the table above. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $38.3 billion and $40.4 billion at March 31, 2012 and December 31, 2011, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $902 million and $584 million at March 31, 2012 and December 31, 2011, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•

Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At March 31, 2012 and December 31, 2011, due to affiliates includes $461 million and $447 million, respectively, carried at fair value under FVO reporting. During the three months ended March 31, 2012 and 2011, loss on debt designated at fair value and related derivatives includes $14 million and $12 million, respectively, related to these debt issuances.

•

During the first quarter of 2012, we executed two new $250 million loan agreements with HSBC Investments (Bahamas) Limited maturing in August 2012 and September 2012, respectively. As of March 31, 2012, $500 million was outstanding under these loan agreements.

•

During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of March 31, 2012 and December 31, 2011, $600 million was outstanding under this loan agreement.

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (Trinkaus) maturing in December 2012. As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under this loan agreement.

HSBC Finance Corporation

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. This facility is secured by a $500 million deposit at HSBC Bank USA. As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under this loan agreement.

•

During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan to HSBC North America with the issuance of 1,000 shares of Series C preferred stock to HINO for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $22 million and $25 million during the three months ended March 31, 2012 and 2011, respectively.

•

In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. This deposit was withdrawn during the third quarter of 2011. Interest income earned on this deposit during the first quarter of 2011 which was included in interest income from HSBC affiliates in the table above, was not material.

•

We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $1 million and $1 million during the three months ended March 31, 2012 and 2011, respectively, and is reflected as interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 10, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•

We continue to guarantee the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada. During the three months ended March 31, 2012 and 2011, we recorded fees of less than $1 million and $1 million, respectively, for providing this guarantee. As of March 31, 2012, the outstanding balance of the guaranteed notes was $109 million and the latest scheduled maturity of the notes is May 2012. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee. Fees paid to HSBC Bank Canada for distributing insurance products through this network totaled $4 million during both the three months ended March 31, 2012 and 2011 and are included in Insurance Commission paid to HSBC Bank Canada in the table above.

12.    Business Segments

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

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

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting as compared with the presentation in our 2011 Form 10-K.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	Consumer	All Other	Adjustments Reconciling Items		IFRS Basis Consolidated Totals	IFRS Adjustments(2)	IFRS Reclassifications(3)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended March 31, 2012:
Net interest income	$597	$64	$-		$661	$(123)	$(131)	$407
Other operating income (Total other revenues)	(31)	(274)	(5	)(1)	(310)	-	201	(109)

Total operating income (loss)	566	(210)	(5)		351	(123)	70	298
Loan impairment charges (Provision for credit losses)	855	-	-		855	(64)	-	791

	(289)	(210)	(5)		(504)	(59)	70	(493)
Operating expenses	183	29	(5)		207	14	70	291

Profit (loss) before tax	$(472)	$(239)	$-		$(711)	$(73)	$-	$(784)

Intersegment revenues	12	(7)	(5	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$46,132	$100	$-		$46,232	$(91)	$(100)	$46,041
Assets	44,175	11,478	-		55,653	(2,798)	(70)	52,785

Three Months Ended March 31, 2011:
Net interest income	$657	$107	$-		$764	$(136)	$(183)	$445
Other operating income (Total other revenues)	(32)	(124)	(6	)(1)	(162)	(29)	302	111

Total operating income (loss)	625	(17)	(6)		602	(165)	119	556
Loan impairment charges (Provision for credit losses)	1,277	(1)	-		1,276	(569)	1	708

	(652)	(16)	(6)		(674)	404	118	(152)
Operating expenses	234	21	(6)		249	4	118	371

Profit (loss) before tax	$(886)	$(37)	$-		$(923)	$400	$-	$(523)

Intersegment revenues	13	(7)	(6	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$54,156	$2,341	$-		$56,497	$(449)	$(2,300)	$53,748
Assets	53,011	15,444	-		68,455	(3,467)	(97)	64,891

(1)	Eliminates intersegment revenues.

(2)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

HSBC Finance Corporation

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2012 and 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

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

HSBC Finance Corporation

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

Assets

Customer loans (Receivables) – On an IFRSs basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs. IFRSs also allows for reversals of write-downs to fair value on secured loans when collateral values have improved, which is not permitted under U.S. GAAP.

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Receivables, net	$4,588	$-	$4,486	$-
Available-for-sale investments	6	-	4	-
Long-term debt	-	3,211	-	3,315

Subtotal	$4,594	$3,211	$4,490	$3,315

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs  We are involved with VIEs related to low income housing partnerships, leveraged lease and investments in community partnerships that were not consolidated at March 31, 2012 or December 31, 2011 because we are not the primary beneficiary. At both March 31, 2012 and December 31, 2011, we have assets totaling less than $1 million on our consolidated balance sheet, which represents our maximum exposure to loss for these VIEs.

HSBC Finance Corporation

14.    Fair Value Measurements

Accounting principles related to fair value measurements provide a framework for measuring fair value and focus on an exit price that would be received to sell an asset or paid to transfer a liability in the principal market (or in the absence of the principal market, the most advantageous market) accessible in an orderly transaction between willing market participants (the “Fair Value Framework”). Where required by the applicable accounting standards, assets and liabilities are measured at fair value using the “highest and best use” valuation premise. Fair value measurement guidance effective in 2012 clarifies that financial instruments do not have alternative use and, as such, the fair value of financial instruments should be determined using an “in-exchange” valuation premise. However, the fair value measurement literature provides a valuation exception and permits an entity to measure the fair value of a group of financial assets and financial liabilities with offsetting credit risk and/or market risks based on the exit price it would receive or pay to transfer the net risk exposure of a group of assets or liabilities if certain conditions are met. We have not elected to make fair value adjustments to a group of derivative instruments with offsetting credit and market risks.

Fair Value Adjustments The best evidence of fair value is quoted market price in an actively traded market, where available. In the event listed price or market quotes are not available, valuation techniques that incorporate relevant transaction data and market parameters reflecting the attributes of the asset or liability under consideration are applied. Where applicable, fair value adjustments are made to ensure the financial instruments are appropriately recorded at fair value. The fair value adjustments reflect the risks associated with the products, contractual terms of the transactions, and the liquidity of the markets in which the transactions occur. The fair value adjustments are broadly categorized by the following types:

Credit risk adjustment – The credit risk adjustment is an adjustment to a group of financial assets and financial liabilities, predominantly derivative assets and derivative liabilities, to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. A debit valuation adjustment to a financial liability is recorded to reflect our default risk. Where applicable, we take into consideration the credit risk mitigating arrangements including collateral agreements and master netting arrangements in estimating the credit risk adjustments.

Liquidity risk adjustment– The liquidity risk adjustment reflects, among other things, (a) the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the actual position (i.e., a bid-offer adjustment), and (b) the illiquid nature, other than the size of the risk position, of a financial instrument.

Input valuation adjustment – Where fair value measurements are determined using internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation input that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error.

Valuation Control Framework  A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for debt securities and long-term debt for which we have elected fair value option are determined by a third-party valuation source (pricing service) by reference to external quotations on the identical or similar instruments. Once fair values have been obtained from the third-party valuation source, an independent price validation process is performed and reviewed by the HSBC Finance Valuation Committee. For price validation purposes, we obtain quotations from at least one other independent pricing source for each financial instrument, where possible.

HSBC Finance Corporation

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

HSBC Finance Corporation

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2012 and December 31, 2011.

	March 31, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
Financial assets:
Cash	$219	$219	$219	$-	$-	$222	$222
Interest bearing deposits with banks	1,307	1,307	-	1,307	-	1,143	1,143
Securities purchased under agreement to resell	2,745	2,745	-	2,745	-	920	920
Securities	1,977	1,977	150	1,811	16	2,039	2,039
Consumer receivables:
Real estate secured:
First lien	33,628	24,657	-	-	24,657	34,960	24,438
Second lien	3,619	1,154	-	-	1,154	3,828	1,110

Total real estate secured	37,247	25,811	-	-	25,811	38,788	25,548
Personal non-credit card	4,057	3,561	-	-	3,561	4,308	3,180

Total consumer receivables	41,304	29,372	-	-	29,372	43,096	28,728
Due from affiliates	144	144	-	144	-	124	124
Derivative financial assets	2	2	-	2	-	-	-
Financial liabilities:
Commercial paper	$3,862	$3,862	$-	$3,862	$-	$4,026	$4,026
Due to affiliates carried at fair value	461	461	-	461	-	447	447
Due to affiliates	8,315	8,122	-	8,122	-	7,815	7,514
Long-term debt carried at fair value	14,110	14,110	-	14,110	-	13,664	13,664
Long-term debt not carried at fair value	25,134	24,798	-	22,010	2,788	26,126	25,090
Insurance policy and claims reserves	957	1,206	-	-	1,206	973	1,291
Derivative financial liabilities	43	43	-	43	-	26	26

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2012 and December 31, 2011 reflect these market conditions. During the first quarter of 2012, increased demand for personal non-credit card loans led to increased pricing for these loans in the marketplace.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
March 31, 2012:
Derivative financial assets:
Interest rate swaps	$-	$845	$-	$-	$845
Currency swaps	-	1,488	-	-	1,488
Foreign exchange forward	-	2	-	-	2
Derivative netting	-	-	-	(2,333)	(2,333)

Total derivative financial assets	-	2,335	-	(2,333)	2
Available-for-sale securities:
U.S. Treasury	12	-	-	-	12
U.S. government sponsored enterprises	-	35	-	-	35
Asset-backed securities	-	21	2	-	23
U.S. corporate debt securities	-	1,240	14	-	1,254
Foreign debt securities:
Government	5	135	-	-	140
Corporate	-	359	-	-	359
Equity securities	10	-	-	-	10
Money market funds	123	-	-	-	123
Accrued interest	-	21	-	-	21

Total available-for-sale securities	150	1,811	16	-	1,977

Total assets	$150	$4,146	$16	$(2,333)	$1,979

Due to affiliates carried at fair value	$-	$(461)	$-	$-	$(461)
Long-term debt carried at fair value	-	(14,110)	-	-	(14,110)
Derivative related liabilities:
Interest rate swaps	-	(1,386)	-	-	(1,386)
Currency swaps	-	(100)	-	-	(100)
Derivative netting	-	-	-	1,443	1,443

Total derivative related liabilities	-	(1,486)	-	1,443	(43)

Total liabilities	$-	$(16,057)	$-	$1,443	$(14,614)

HSBC Finance Corporation

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2011:
Derivative financial assets:
Interest rate swaps	$-	$973	$-	$-	$973
Currency swaps	-	1,503	-	-	1,503
Derivative netting	-	-	-	(2,476)	(2,476)

Total derivative financial assets	-	2,476	-	(2,476)	-
Available-for-sale securities:
U.S. Treasury	92	-	-	-	92
U.S. government sponsored enterprises	-	38	-	-	38
U.S. government agency issued or guaranteed	-	2	-	-	2
Asset-backed securities	-	25	2	-	27
U.S. corporate debt securities	-	1,297	11	-	1,308
Foreign debt securities:
Government	5	119	-	-	124
Corporate	-	320	5	-	325
Equity securities	10	-	-	-	10
Money market funds	93	-	-	-	93
Accrued interest	-	20	-		20

Total available-for-sale securities	200	1,821	18	-	2,039

Total assets	$200	$4,297	$18	$(2,476)	$2,039

Due to affiliates carried at fair value	$-	$(447)	$-	$-	$(447)
Long-term debt carried at fair value	-	(13,664)	-	-	(13,664)
Derivative related liabilities:
Interest rate swaps	-	(1,762)	-	-	(1,762)
Currency swaps	-	(163)	-	-	(163)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-		1,902	1,902

Total derivative related liabilities	-	(1,928)	-	1,902	(26)

Total liabilities	$-	$(16,039)	$-	$1,902	$(14,137)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

Assets recorded at fair value using significant unobservable inputs (Level 3) at March 31, 2012 primarily consisted of U.S. corporate debt securities. The primary significant unobservable input used in the valuation of these U.S. corporate debt securities was the credit spreads associated with these securities, the impact of which on our overall valuation as of March 31, 2012 was not significant.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at March 31, 2012 and December 31, 2011:

	Level 2	Level 3	Total
	(in millions)
March 31, 2012:
AAA to AA(1)	$256	$6	$262
A+ to A-(1)	864	6	870
BBB+ to Unrated(1)	120	2	122
December 31, 2011:
AAA to AA(1)	$270	$-	$270
A+ to A-(1)	872	9	881
BBB+ to Unrated(1)	155	2	157

(1)

We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Standard and Poor’s Corporation and Fitch Ratings. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011.

Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 or 2011.

		Total Gains and (Losses) Included in					Transfers Into Level 3	Transfers Out of Level 3
	Jan. 1, 2012	Income	Other Comp. Income	Purchases	Issuances	Settlement			Mar. 31, 2012	Current Period Unrealized Gains (Losses)

	(in millions)
Assets:
Securities available-for-sale:
Asset-backed securities	$2	$-	$-	$-	$-	$-	$-	$-	$2	$-
U.S. corporate debt securities	11	-	-	-	-	-	12	(9)	14	-
Foreign corporate debt securities	5	-	-	-	-	-	-	(5)	-	-

Total assets	$18	$-	$-	$-	$-	$-	$12	$(14)	$16	$-

		Total Gains and (Losses) Included in					Transfers Into Level 3	Transfers Out of Level 3
	Jan. 1, 2011	Income	Other Comp. Income	Purchases	Issuances	Settlement			Mar. 31, 2011	Current Period Unrealized Gains (Losses)

	(in millions)
Assets:
Securities available-for-sale:
U.S. Government sponsored enterprises	$1	$-	$-	$-	$-	$-	$-	$-	$1	$-
Asset-backed securities	20	-	-	-	-	(1)	2	-	21	-
U.S. corporate debt securities	3	-	(1)	-	-	-	-	-	2	-

Total assets	$24	$-	$(1)	$-	$-	$(1)	$2	$-	$24	$-

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of March 31, 2012				Total Gains (Losses) for the Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate owned(1)	$-	$290	$-	$290	$(26)

Total assets at fair value on a non-recurring basis	$-	$290	$-	$290	$(26)

	Non-Recurring Fair Value Measurements as of March 31, 2011				Total Gains (Losses) for the Three Months Ended March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale at fair value	$-	$-	$5	$5	$1
Real estate owned(1)	-	924	-	924	(75)

Total assets at fair value on a non-recurring basis	$-	$924	$5	$929	$(74)

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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

In December 2011, plaintiffs submitted the report of the Court-appointed claims administrator to the Court. That report stated that the total number of claims that generated an allowed loss was 45,921, and that the aggregate

HSBC Finance Corporation

amount of these claims was approximately $2.23 billion. Defendants have submitted their objections to certain claims and the plaintiffs have filed their response. At a conference held before the Court on April 20, 2012, the Court referred the issues relating to the claims to a magistrate judge for resolution. Subsequently, the magistrate judge directed further briefing on the disputed claims, and a status hearing before the magistrate judge was set for May 25, 2012. Plaintiff’s are expected to ask the Court to assess pre-judgment interest to be included as part of the Court’s final judgment. We expect the Court’s final judgment to be entered at some point after the claims issues are resolved.

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

Lender-Placed Insurance Matters Lender-placed insurance involves a lender obtaining a hazard insurance policy on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny. The Consumer Financial Protection Bureau recently announced that lender-placed insurance is an important issue and is expected to publish related regulations sometime in 2012. In October 2011, a number of mortgage servicers and insurers, including our affiliate, HSBC Insurance (USA) Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will continue to provide documentation and information to the NYDFS that is responsive to the subpoena.

Between June 2011 and March 2012, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including an action against one of our subsidiaries captioned Still et al. v. Beneficial Financial I Inc. et al. (Cal. Super. Ct. Case No. KC062390). These actions relate primarily to industry-wide regulatory concerns, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.

A recent routine state examination of our mortgage servicing practices concluded that borrowers were overcharged for lender-placed hazard insurance coverage based on the terms of the underlying mortgages during the period from August 2009 through September 2011, and required us to refund excess premiums charged to impacted borrowers in that state. In the first quarter of 2012, we recorded an accrual reflecting our estimate of premiums that will be refunded to the impacted borrowers as well as borrowers in other states who may have similar contractual claims.

HSBC Finance Corporation

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

Debt Cancellation Litigation Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and filed notices of settlement of all claims in each respective court. The parties have memorialized the terms and conditions of the settlement in a formal agreement, and submitted the settlement on a consolidated basis for approval by the United States District Court for the Eastern District of Pennsylvania. On February 23, 2012, the District Court granted preliminary approval of the settlement and scheduled the final approval hearing for October 1, 2012. We are adequately reserved for the proposed settlement. A motion for class certification and a motion to defer consideration of class certification pending completion of the settlement were heard in the Chastain action. The motion to defer was granted and the case placed on stay pending progression of the consolidated settlement. The plaintiff in the Chastain action then sought reconsideration of the District Court’s preliminary approval order. The request was denied and the plaintiff has appealed that ruling.

HSBC Finance Corporation

In October 2011, the Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), alleging similar claims in connection with the marketing, selling and administering of debt cancellation and suspension products to consumers in West Virginia. In addition to damages, the Attorney General is seeking civil money penalties and injunctive relief. The action was initially removed to Federal court. The Attorney General’s motion to remand to State court was granted and we filed a motion to dismiss the compliant in March 2012. We have received a similar inquiry from another state’s Attorney General, although no action has yet been filed.

In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, alleging that credit card customers were improperly and deceptively enrolled in various payment protection plans and without regard to potential eligibility for benefits. In an action captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), the Attorney General alleges claims for unfair and deceptive marketing practices, consumer fraud against elders and unjust enrichment. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. We have not yet been served with the lawsuit.

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

The Servicing Consent Orders require an independent review of foreclosures pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, industry media advertising, which began in January 2012 and a website at which a borrower can request a review. We expect the costs associated with the Servicing Consent Orders, including the foreclosure review, customer outreach plan and complaint process and any resulting remediation, will continue to result in significant increases in our operational expenses in future periods.

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

On February 9, 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. Based on discussions to date, an accrual was determined based on the total projected impact at HSBC North America associated with a proposed settlement of this matter. We recorded an accrual of $157 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning these practices.

Mortgage Securitization Activity  In the first quarter of 2012, we received notice of several claims from a single investor related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with mortgage-backed securities purchased between 2005 and 2007. We are currently evaluating these claims and discussing them with the investor, but have not concluded that these claims are procedurally or substantively valid. We expect these types of claims to continue and potentially intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.

16.    New Accounting Pronouncements

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts  In October 2010, the FASB issued guidance which amends the accounting rules that define which costs associated with acquiring or renewing insurance contracts qualify as deferrable acquisition costs by insurance entities. We adopted the new guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

HSBC Finance Corporation

Fair Value Measurements and Disclosures  In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted the new disclosure requirements effective January 1, 2012. See Note 14, “Fair Value Measurement,” in these consolidated financial statements.

Presentation of Comprehensive Income  In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. We adopted the new guidance effective January 1, 2012. See the Consolidated Statement of Comprehensive Income (Loss) and Note 9, “Accumulated Other Comprehensive Income,” in these consolidated financial statements.

HSBC Finance Corporation

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which were expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

Current Environment  After beginning to show signs of improvement once again in late 2011, economic conditions in the United States continued to improve during the first three months of 2012 as job growth continued and consumer spending trends remained positive. Improving consensus forecasts of GDP growth in 2012 since late last year have resulted from a steady stream of better than expected reports on U.S. economic activity that has led to a strong rebound in U.S. equity prices, lifting household wealth. In addition, conditions improved in financial markets around the world, including the United States, although concerns regarding government spending and the budget deficit continued to impact interest rates and spreads. Despite these improving conditions, serious threats to economic growth remain, including rising gasoline prices, continued pressure and uncertainty in the housing market and elevated unemployment levels. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014. In addition, housing prices continue to remain under pressure in many markets due to elevated foreclosure levels. Although the pace of new foreclosures has fallen from its peak, in part due to industry-wide compliance issues, further declines may be necessary before substantial progress in reducing the inventory of homes occurs.

Mortgage lending industry trends continued to be affected by the following in 2012:

>	Overall levels of delinquencies remain elevated;

>	While we ceased originating mortgage loans in early 2009, mortgage loan originations from 2006 through 2008 continue to perform worse than originations from prior periods;

HSBC Finance Corporation

>

Significant delays in foreclosure proceedings as a result of the broad horizontal review of industry foreclosure practices by the Federal Reserve Board (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”) that culminated in the issuance of consent orders to many servicers;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last few years;

>	Levels of foreclosed properties and properties in the process of being foreclosed remain elevated, which has contributed to a continued general decline in home prices during the first quarter of 2012;

>	Lower secondary market demand for subprime loans resulting in reduced liquidity for subprime mortgages; and

>	Tighter lending standards by mortgage lenders, which impacts the ability of borrowers to refinance existing mortgage loans.

While the economy continued to add jobs in the first quarter of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. Although consumer spending has improved, there is a fear that rising gas prices will begin to constrain consumer spending once again. In addition, while consumer confidence is on the rebound, it continues to be low based on historical standards. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 8.2 percent in March 2012. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility, and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in any of these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income and a difficult job market continue to influence consumer confidence. Additionally, there is continued uncertainty as to the future course of monetary policy and as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers, there has been a reduction in the number of properties being marketed following foreclosure. This reduction may increase demand for properties currently on the market resulting in a stabilization of home prices but may also result in a larger number of vacant properties still pending foreclosure in certain communities creating downward pressure on general property values. Moreover, as servicers begin to increase foreclosure activities and market properties in large numbers, a significant over-supply of housing inventory is likely to occur. This could lead to an increase in loss severity, which would adversely impact our provision for credit losses in future periods.

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors

HSBC Finance Corporation

has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices that is likely to result in higher loss severities while foreclosures are delayed.

Growing government indebtedness and a large budget deficit have resulted in a downgrade in the U.S. sovereign debt rating by one major rating agency and two major rating agencies having U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing over the longer term. While the potential effects of the U.S. downgrade are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

Business Focus  In August 2011, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, agreed to sell its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. This transaction was completed on May 1, 2012. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value at the date of closing. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total final cash consideration expected to be allocated to us based on April 30, 2012 balances is approximately $11.8 billion, resulting in an after-tax gain of approximately $1.4 billion which will be recorded in the second quarter of 2012. The majority of the employees in our Card and Retail Services business were transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.

Our real estate secured and personal non-credit card receivable portfolios, which totaled $46.0 billion at March 31, 2012, are currently running off. The timeframe in which these portfolios will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio to decline to between 40 percent and 50 percent over the next four to five years. Attrition will not be linear during this period. Run-off is beginning to slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives as well as the impact of our temporary suspension of foreclosure activities.

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, or cost structure in support of HSBC’s strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. These workforce reductions have been largely offset by increased staffing related to processing foreclosures as

HSBC Finance Corporation

well as for compliance matters. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

As part of the ongoing review of our Insurance business, we previously decided to cease issuing new term life insurance in the United States effective January 2012. As the review of our Insurance business continues, other actions may be taken. HSBC plans to continue to provide insurance products to its customers.

During the first quarter of 2012, we made a decision to wind-down our commercial paper program during the remainder of 2012. Any required funding will be integrated into the overall HSBC North America funding plans, sourced primarily through HSBC USA Inc., or through direct support from HSBC and its affiliates.

Performance, Developments and Trends We reported a net loss of $155 million during the three months ended March 31, 2012 compared to a net loss of $21 million during the year-ago quarter.

Loss from continuing operations was $507 million during the three months ended March 31, 2012 compared to losses from continuing operations of $220 million during the year-ago quarter. We reported a loss from continuing operations before tax of $784 million during the three months ended March 31, 2012 compared to losses from continuing operations before tax of $523 million during the year-ago quarter. Our results in both periods were impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option. In order to better understand the underlying performance trends of our business, the following table summarizes the impact of this item on our loss from continuing operations before tax for all periods presented.

Three Months Ended March 31,	2012	2011
	(in millions)
Loss from continuing operations before income tax, as reported	$(784)	$(523)
Change in value of fair value option debt and related derivatives	396	29

Loss from continuing operations before income tax, excluding above items(1)	$(388)	$(494)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the impact of the change in the fair value of debt and related derivatives for which we have elected fair value option in the above table, our results for the three months ended March 31, 2012 improved $106 million compared to the prior year quarter reflecting higher other revenues and lower operating expenses, partially offset by lower net interest income and a higher provision for credit losses. The higher other revenues in the first quarter of 2012 was driven by higher derivative related income reflecting the impact of rising long-term interest rates during the quarter on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio. The impact of interest rates on our non-qualifying economic hedge portfolio resulted in gains of $239 million during the three months ended March 31, 2012 compared to $63 million during the prior year quarter. While these positions act as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles.

Net interest income decreased during the first quarter of 2012 reflecting lower average receivables as a result of receivable liquidation and a lower overall receivable yield. The lower overall receivable yield reflects lower yields in our real estate secured receivable portfolio, partially offset by higher yields in our personal non-credit card receivable portfolio. While overall receivable yields were lower during the first quarter of 2012, the overall yield on all interest earning assets during the current quarter was positively impacted by a shift in the mix of all interest earning assets to include a lower percentage of non-insurance investments, which have significantly lower yields than our receivable portfolios. The decrease in net interest income was partially offset by lower

HSBC Finance Corporation

interest expense due to lower average borrowings and lower average rates. Net interest margin was 3.00 percent for the three months ended March 31, 2012 compared to 2.68 percent during the prior year quarter. The increase in net interest margin during the first quarter of 2012 was driven by a lower cost of funds as a percentage of interest earning assets and a higher overall yield on all interest earning assets as discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Our provision for credit losses increased during the three months ended March 31, 2012 as compared to the prior year quarter as discussed below:

•

The provision for credit losses for real estate secured loans increased during the first quarter of 2012 as compared to the prior year quarter reflecting the impact of higher reserve requirements on TDR Loans during the first quarter of 2012 as a result of adopting the new Accounting Standards Update as discussed below. This increase was partially offset by the impact of lower receivable balances and lower loss estimates as compared to the prior year quarter.

•

The provision for credit losses for our personal non-credit card receivables was flat as compared to the prior year as the impact of a higher loss provision on TDR Loans driven by the adoption of the new Accounting Standards Update as discussed below was offset by lower receivable levels and improved credit quality, including lower delinquency levels and lower loss estimates as compared to the prior year quarter.

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. Therefore, the provision for credit losses for the three months ended March 31, 2012 is not comparable to the provision for credit losses for the three months ended March 31, 2011.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

During the first quarter of 2012, we decreased our credit loss reserves as the provision for credit losses was $87 million less than net charge-offs. Lower credit loss reserve levels reflect lower receivable levels, improved economic and credit conditions, including lower delinquency levels, and an increase in the amount and percentage of real estate secured receivables which are carried at the lower of amortized cost or fair value less cost to sell. The decrease in overall credit loss reserves was partially offset by higher credit loss reserve levels on TDR Loans due to higher outstanding balances. See “Credit Quality” for further discussion of credit loss reserves.

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

	March 31, 2012	December 31, 2011
	(in millions)
Total receivable portfolio	$46,041	$47,936

Real estate secured receivables carried at the lower of amortized cost or fair value less cost to sell	$6,204	$5,937
TDR Loans:
Real estate secured(1)	12,107	11,717
Personal non-credit card	1,339	1,341

TDR Loans	13,446	13,058

Receivables carried at either the lower of amortized cost or fair value less cost to sell or reserved for using a discounted cash flow methodology	$19,650	$18,995

Real estate secured receivables carried at the lower of amortized cost or fair value less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	44.40%	41.33%

Receivables carried at either the lower of amortized cost or fair value less cost to sell or reserved for using a discounted cash flow methodology as a percentage of total receivables	42.68%	39.63%

(1)	Excludes TDR Loans which are carried at the lower of amortized cost or fair value less cost to sell.

Total operating expenses decreased $80 million, or 22 percent, during the three months ended March 31, 2012 driven by lower real estate owned (“REO”) expenses, partially offset by increased expenses for consulting services and other expenses related to compliance matters. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (35.3) percent during the three months ended March 31, 2012 compared to (57.9) percent for the prior year quarter. The effective tax rate for the three months ended March 31, 2012 was impacted by the effect of a change in state tax rates used to value deferred taxes and purchase accounting adjustments on leveraged leases that matured in January 2012. The effective tax rate for the three months ended March 31, 2011 was significantly impacted by a release of valuation allowance previously established on foreign tax credits. The effective tax rate for both the three months ended March 31, 2012 and 2011 was also impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. See Note 8, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three month periods ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011.

Three Months Ended March 31,	2012	2011
	(dollars are in millions)
Loss from continuing operations	$507	$220
Return on average assets (“ROA”)	(3.76)%	(1.34)%
Return on average common shareholder’s equity (“ROE”)	(43.41)	(15.64)
Net interest margin	3.00	2.68
Consumer net charge-off ratio, annualized	7.49	9.27
Efficiency ratio(1)	97.32	64.08
	March 31, 2012	December 31, 2011
	(dollars are in millions)
Receivables:
Real estate secured	$41,243	$42,713
Personal non-credit card	4,794	5,196
Commercial and other	4	27

Total	$46,041	$47,936

Two-month-and-over contractual delinquency ratio	17.58%	17.93%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Performance Ratios  Our efficiency ratio from continuing operations was 97.32 percent during the three months ended March 31, 2012 as compared to 64.08 percent in the prior year quarter. Our efficiency ratio in both periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from both periods, our efficiency ratio was significantly lower during the first quarter of 2012 primarily due to higher other revenues driven by derivative-related income as well as lower operating expenses driven by lower REO expenses, partially offset by lower net interest income as a result of receivable portfolio liquidation.

ROE was (43.41) percent for the three months ended March 31, 2012 compared to (15.64) percent in the prior year quarter. ROA was (3.76) percent for the three months ended March 31, 2012 compared to (1.34) percent in the year-ago quarter. ROE and ROA in both periods were impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from both periods, both ROE and ROA deteriorated during the first quarter of 2012 as compared to the year-ago quarter due to a higher net loss during the current period as the net loss in the prior year was positively impacted by a higher effective tax benefit as discussed above. ROE and ROA were also negatively impacted by the impact of lower average common shareholder’s equity and lower average assets, respectively.

Receivables  Receivables were $46.0 billion at March 31, 2012 and $47.9 billion at December 31, 2011. The decrease reflects the continued liquidation of our real estate secured and personal non-credit card receivable portfolios, which will continue going forward, as well as improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Credit Quality  Dollars of two-month-and-over contractual delinquency for continuing operations decreased for both real estate secured and personal non-credit card receivables as compared to December 31, 2011. In our real estate secured receivable portfolio, dollars of delinquency decreased as compared to December 31, 2011 due to a

HSBC Finance Corporation

significant decrease in dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels, the impact of improvements in economic conditions and seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments, partially offset by an increase in late stage delinquency driven by our earlier decision to temporarily suspended foreclosure activities. Dollars of delinquency decreased in our personal non-credit card receivable portfolio reflecting the impact of lower receivable levels, improved credit quality and seasonal improvements in collection activities during the first quarter of the year as discussed above. Dollars of two-months-and-over contractual delinquency as a percentage of receivables (“delinquency ratio”) decreased as compared to December 31, 2011 driven by the factors discussed above as dollars of delinquency declined at a faster pace than receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratio.

Overall dollars of net charge-offs decreased during the first quarter of 2012 as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower receivable levels and lower delinquency levels as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in economic conditions. Net charge-off of consumer receivables as a percentage of average consumer receivables (the “net charge-off ratio”) for the first quarter of 2012 increased as compared to the prior quarter as the decrease in receivable levels during the first quarter as previously discussed outpaced the decrease in dollars of net charge-offs. As compared to the prior year quarter, the net charge-off ratio decreased as the decrease in net charge-off dollars as discussed above outpaced the decrease in receivable levels. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratio.

Performance of our Discontinued Card and Retail Services Business  The financial information set forth below summarizes selected financial highlights of our discontinued Card and Retail Services business for the three months ended March 31, 2012 and 2011 and as of March 31, 2012 and December 31, 2011.

Three Months Ended March 31	2012	2011
	(dollars are in millions)
Finance and other interest income	$438	$502
Interest expense	21	26

Net interest income	417	476
Provision for credit losses(2)	-	74

Net interest income after provision for credit losses	417	402
Fee income and enhancement services revenue	193	145
Gain on receivable sales with affiliates	79	113
Servicing and other fees from HSBC affiliates	158	151
Gain on sale of account relationships to HSBC Bank USA	79	-
Other income	(1)	6

Total other revenues	508	415
Salaries and employee benefits	68	82
Other marketing expenses	46	85
Other servicing and administrative expenses	51	90
Support services from affiliates	212	215
Amortization of intangibles	-	34

Total operating expenses	377	506

Income from discontinued operations before income tax	$548	$311

Net interest margin	18.78%	19.72%
Consumer net charge-off ratio, annualized(2)	-	11.92
Efficiency ratio(1)	40.76	56.79

HSBC Finance Corporation

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Credit card receivables	$8,521	$9,001
Two-month-and-over contractual delinquency ratio	4.67%	5.34%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)

For periods following the transfer of the receivables to held for sale, the receivables are included as part of the disposal group held for sale to Capital One which is carried at the lower of amortized cost or fair value and we no longer record provisions for credit losses, including charge-offs, for these receivables.

In our credit card business we saw continued declines in our credit card receivable balances due to seasonal run-off in the first quarter of 2012, partially offset by new purchase volume. In addition, the receivables continued to run-off due to our decision in prior periods to reduce marketing expense. Credit quality continued to improve during the first quarter of 2012 as delinquency levels continued to decline due in part to seasonal improvements in our collection activities as some customers use their tax refunds to make payments. As discussed more fully above, on May 1, 2012 we completed the sale of our Card and Retail Services business to Capital One.

Income from our discontinued Card and Retail Services business improved during the three months ended March 31, 2012 as compared to the prior year quarter primarily due to lower operating expenses, lower provision for credit losses and higher other revenues, partially offset by lower net interest income.

Lower net interest income during the first quarter of 2012 reflects the impact of lower average receivables as discussed more fully below and a lower yield on credit card receivables, partially offset by lower interest expense. The lower yields on our credit card receivables reflect improved credit quality due to lower delinquency levels as compared to the prior year quarter. Net interest margin for our Card and Retail Services business decreased during the first quarter of 2012 as a result of lower receivable yields as discussed above, partially offset by a lower cost of funds.

We did not record any provision for credit losses for our credit card receivable portfolio during the first quarter of 2012 as these receivables were included as part of the disposal group held for sale, which was carried at the lower of amortized cost or fair value and we ceased recording provisions for credit losses on these receivables following the transfer to held for sale during the third quarter of 2011.

Other revenues for our discontinued Card and Retail Services business increased during the first quarter of 2012 driven by a gain of $79 million on the sale of account relationships to HSBC USA Inc. and its subsidiaries in March 2012. The account relationships sold were account relationships we had purchased from HSBC Bank USA in July 2004 which were not part of the transaction with Capital One. The increase in other revenues during the first quarter of 2012 also reflects higher late fees resulting primarily from minimum payment changes.

Operating expenses decreased during the first quarter of 2012 due to lower third party collection costs as credit card loan balances have decreased and credit quality has improved, lower salaries and employee benefits due to the impact of entity-wide initiatives to reduce costs, lower marketing expenses and the elimination of intangible amortization as amortization ceased following the transfer to held for sale during the third quarter of 2011.

Receivables  Credit card receivables totaled $8.5 billion at March 31, 2012 compared to $9.0 billion at December 31, 2011. The decrease reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments and run-off in the segments of our credit card receivable portfolio where we no longer originate new accounts, partially offset by new purchase volume.

HSBC Finance Corporation

Credit Quality  Dollars of delinquency for our discontinued credit card receivable portfolio at March 31, 2012 decreased as compared to December 31, 2011 due to lower receivable levels and seasonal improvements in our collection activities as discussed above. The delinquency ratio decreased as compared to December 31, 2011 as dollars of delinquency decreased at a faster pace than receivable levels due to improvements in credit quality as discussed above.

During the first quarter of 2012, we did not record any charge-offs for our credit card receivable portfolio as we stopped recording charge-offs after it became part of the disposal group held for sale to Capital One in August 2011 and the receivables are now carried at the lower of amortized cost or fair value.

Funding and Capital  During the first quarter of 2012, we did not receive any capital contributions from HSBC Investments (North America) Inc. (“HINO”). However, as we continue to liquidate our real estate secured and personal non-credit card receivable portfolios, HSBC’s continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

In the current market environment, market pricing continues to value the cash flows associated with our real estate secured and personal non-credit card portfolios at amounts which are lower than what we believe will ultimately be realized. Therefore, we have determined that we have the positive intent and ability to hold these receivables for the foreseeable future and, as such, have classified our real estate secured and personal non-credit card receivable portfolios as held for investment purposes. However, should market pricing improve in the future or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of a portion of these portfolios into receivables held for sale.

The tangible common equity to tangible assets ratio was 7.44 percent and 7.12 percent at March 31, 2012 and December 31, 2011, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

HSBC Finance Corporation

Income (Loss) Before Income Tax Expense from Continuing Operations – Significant Trends  Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table:

Three Months Ended March 31,	2012	2011
	(in millions)
Loss from continuing operations before income tax from prior year	$(523)	$(1,310)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(38)	(117)
Provision for credit losses	(83)	956
Mark-to-market on derivatives which do not qualify as effective hedges	176	101
Gain (loss) on debt designated at fair value and related derivatives	(367)	(162)
Servicing and other fees from HSBC affiliates	1	(11)
Salaries and employee benefits	(3)	29
REO expenses	77	(67)
All other activity(1)	(24)	58

	(261)	787

Loss from continuing operations before income tax for current period	$(784)	$(523)

(1)	Reflects other activity for other revenues and operating expenses.

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

In addition to the U.S. GAAP financial results reported in our consolidated financial statements, MD&A includes reference to the following information which is presented on a non-U.S. GAAP basis:

Equity Ratios  Tangible common equity to tangible assets is a non-U.S. GAAP financial measure that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy. This ratio excludes from equity the impact of unrealized gains (losses) on cash flow hedging instruments, postretirement benefit plan adjustments, unrealized gains (losses) on investments, intangible assets as well as subsequent changes in fair value recognized in earnings associated with debt for which we elected the fair value option and the related derivatives. This ratio may differ from similarly named measures presented by other companies. The most directly comparable U.S. GAAP financial measure is the common and preferred equity to total assets ratio. For a quantitative reconciliation of these non-U.S. GAAP financial measures to our common and preferred equity to total assets ratio, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

International Financial Reporting Standards  Because HSBC reports results in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs. The following table reconciles our net loss on a U.S. GAAP basis to net loss on an IFRSs basis

Three Months Ended March 31,	2012	2011
	(in millions)
Net loss – U.S. GAAP basis	$(155)	$(21)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(2)	(2)
Intangible assets	-	8
Loan origination cost deferrals	3	(6)
Loan impairment	29	(281)
Loans previously held for sale	-	(7)
Credit card receivables transferred to held for sale and include in discontinued operations for U.S. GAAP	(58)	-
Interest recognition	(1)	(3)
Securities	-	6
Present value of long term insurance contracts	5	6
Pension and other postretirement benefit costs	7	5
Release of tax valuation allowance	-	18
Other	11	4

Net loss – IFRSs basis	(161)	(273)
Tax benefit – IFRSs basis	94	362

Loss before tax – IFRSs basis	$(255)	$(635)

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

Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP – For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value.

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2012 and 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

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

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures  For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables at March 31, 2012 and increases (decreases) since December 31, 2011:

	March 31, 2012	Increases (Decreases) From December 31, 2011
		$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$37,021	$(1,214)	(3.2)%
Second lien	4,222	(256)	(5.7)

Total real estate secured(1)	41,243	(1,470)	(3.4)
Personal non-credit card	4,794	(402)	(7.7)
Commercial and other	4	(23)	(85.2)

Total receivables	$46,041	$(1,895)	(4.0)%

(1)

At March 31, 2012 and December 31, 2011, real estate secured receivables includes $6.2 billion and $5.9 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value less cost to sell in accordance with our existing charge-off policy.

Real estate secured receivables  The decrease in real estate secured receivable balances since December 31, 2011 reflects the continuing liquidation of these portfolios, which will continue going forward, as well as seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured receivable portfolios also continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.

Real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios for our real estate secured receivable portfolios are presented in the table below as of March 31, 2012 and December 31, 2011.

	Refreshed LTVs(1)(2)
	March 31, 2012(3)		December 31, 2011(3)
	First Lien	Second Lien	First Lien	Second Lien
LTV<80%	40%	13%	38%	13%
80%<LTV<90%	17	10	16	10
90%<LTV<100%	16	17	17	16
LTV>100%(4)	27	60	29	61
Average LTV for portfolio	87	107	88	108

HSBC Finance Corporation

(1)

Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)

For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2012 and December 31, 2011 information in the table above reflects current estimated property values using HPIs as of December 31, 2011 and September 30, 2011, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes purchased receivable portfolios which totaled $1.0 billion and $1.1 billion at March 31, 2012 and December 31, 2011, respectively.

(4)	The following reflects the average Refreshed LTVs for loans with an LTV ratio greater than or equal to 100 percent:

	RefreshedLTVs
	March31, 2012		December31, 2011
	First Lien	Second Lien	First Lien	Second Lien
AverageLTV for LTV>100%	119%	124%	119%	125%

Personal non-credit card receivables The decrease in personal non-credit card receivable balances since December 31, 2011 reflects the continuing liquidation of these portfolios, which will continue going forward, and seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

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

Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or its fair value less estimated costs to sell and reported as real estate owned (“REO”). Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. This value, which includes the impact on fair value from the conditions inside the property, becomes the “Initial REO Carrying Amount.”

HSBC Finance Corporation

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

The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 30, 2011
Number of REO properties at end of period	3,066	3,446	4,250	6,854	10,016
Number of properties added to REO inventory in the period	1,907	1,676	1,378	2,495	5,408
Average loss on sale of REO properties(1)	8.3%	10.2%	8.9%	7.0%	7.9%
Average total loss on foreclosed properties(2)	56.5%	57.6%	56.4%	54.9%	54.6%
Average time to sell REO properties (in days)	192	206	196	169	167

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

Our methodology for determining the fair values of the underlying collateral as described above is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to the lower of amortized cost or fair value less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker’s price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker’s price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first quarter of 2012, we added 1,907 properties to REO inventory which primarily reflects loans for which we accepted the deed to the property in lieu of payment (“deed-in-lieu”). We expect the number of REO properties added to inventory will begin to increase during 2012 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

HSBC Finance Corporation

The number of REO properties at March 31, 2012 decreased as compared to December 31, 2011 as the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above, as well as continuing sales of REO properties during the first quarter of 2012. We have resumed processing suspended foreclosure activities where judgment had not yet been entered in all states except one. We have also begun initiating new foreclosure activities in all states except one, although we are currently focusing our new foreclosure activities only in certain states. It will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure.

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

The average loss on sale of REO properties and the average total loss on foreclosed properties for the first quarter of 2012 decreased as compared to the prior quarter as a greater mix of the REO properties sold during the quarter were properties for which we had accepted a deed-in-lieu. Total losses on a deed-in-lieu are typically lower than expected total losses from REO properties acquired through the standard foreclosure process and provide resolution to the delinquent receivable over a shorter period of time. The decrease was partially offset by the impact of continued declines in home prices during the first quarter of 2012 due, in part, to the continued elevated levels of foreclosed properties.

During the first quarter of 2012, we saw a slight decrease in the average number of days to sell REO properties due to a greater mix of REO properties sold during the quarter being properties for which we had accepted a deed-in-lieu. Historically, properties acquired through deed-in-lieu result in shorter time to sell.

Results of Operations

Net interest income In the following table which summarizes net interest income, interest expense includes $21 million and $26 million for the three months ended March 31, 2012 and 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

	2012		2011		Increase (Decrease)
Three Months Ended March 31,	$	%(1)	$	%(1)	Amount	%
	(dollars are in millions)
Finance and other interest income	$906	7.04%	$1,092	6.99%	$(186)	(17.0)%
Interest expense	520	4.04	673	4.31	(153)	(22.7)

Net interest income	$386	3.00%	$419	2.68%	$(33)	(7.9)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three months ended March 31, 2012 as compared to the prior year quarter. The decrease reflects lower average receivables as a result of receivable liquidation and a lower overall receivable yield as discussed below. While receivable yields were lower during the first quarter of 2012, the overall yield on all interest earning assets during the current quarter was positively impacted by a shift in the mix of all interest earning assets to include a lower percentage of non-insurance investments, which have significantly lower yields than our receivable portfolios. This decrease in non-insurance investments resulted from changes made in our overall investment strategy beginning in the fourth quarter of 2011. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates.

HSBC Finance Corporation

Overall receivable yield decreased during the first quarter of 2012 as receivable yields continue to be negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. While the overall receivable yield in our receivable portfolio decreased during the first quarter of 2012, receivable yields vary between receivable products. Yields in our real estate secured receivable portfolio decreased reflecting the impact of a higher percentage of nonaccrual real estate secured receivables as compared to the prior year quarter due to the temporary suspension of foreclosure activities. Yields in our personal non-credit card receivable portfolio increased during the first quarter of 2012 reflecting the impact of a lower percentage of nonaccrual personal non-credit card receivables as compared to the prior year quarter.

Net interest margin was 3.00 percent for the three months ended March 31, 2012 compared to 2.68 percent for the prior year quarter. The increase in net interest margin for the first quarter of 2012 was driven by a lower cost of funds as a percentage of average interest earning assets and a higher overall yield on all interest earning assets driven by the shift in the mix of all interest earning assets to include a lower percentage of non-insurance investments, which have significantly lower yields than our receivable portfolios as discussed above, partially offset by lower overall receivable yields as discussed above.

Significant trends affecting the comparability of net interest income and net interest margin are summarized below:

Three Months Ended March 31,	2012
	(dollars are in millions)
Net interest income/net interest margin from prior year quarter	$419	2.68%

Impact to net interest income resulting from:
Lower asset levels	(192)
Asset mix	35
Receivable yields:
Receivable pricing	(11)
Receivable product mix	(29)
Impact of nonaccrual receivables	(11)
Impact of receivable modifications	7
Interest receivable related to income tax receivables	4
Non-insurance investment income (rate)	(3)
Cost of funds (rate and volume)	153
Other	14

Net interest income/net interest margin for current quarter	$386	3.00%

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

HSBC Finance Corporation

Provision for credit losses The following table summarizes provision for credit losses by product:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Provision for credit losses:
Real estate secured	$773	$690	$83	12.0%
Personal non-credit card	18	18	-	-

	$791	$708	$83	11.7%

Our provision for credit losses increased during the three months ended March 31, 2012 as compared to the prior year quarter as discussed below:

•

The provision for credit losses for real estate secured loans increased during the first quarter of 2012 as compared to the prior year quarter reflecting the impact of higher reserve requirements on TDR Loans during the first quarter of 2012 as a result of adopting the new Accounting Standards Update as discussed below. This increase was partially offset by the impact of lower receivable balances and lower loss estimates as compared to the prior year quarter.

•

The provision for credit losses for our personal non-credit card receivables was flat as compared to the prior year as the impact of a higher loss provision on TDR Loans driven by the adoption of the new Accounting Standards Update as discussed below was offset by lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates as compared to the prior year quarter.

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. Therefore, the provision for credit losses for the three months ended March 31, 2012 is not comparable to the provision for credit losses for the three months ended March 31, 2011.

Net charge-off dollars totaled $878 million and $1.3 billion during the three months ended March 31, 2012 and 2011, respectively. The decrease reflects the impact of lower receivable levels and lower delinquency levels as well as lower levels of personal bankruptcy filings and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

Credit loss reserves at March 31, 2012 decreased as compared to December 31, 2011 as we recorded provision for credit losses less than net charge-offs of $87 million during the current quarter. Lower credit loss reserve levels reflect lower receivable levels, improved economic and credit conditions, including lower delinquency levels, and an increase in the amount and percentage of real estate secured receivables which are carried at the lower of amortized cost or fair value less cost to sell. The decrease in overall credit loss reserves was partially offset by higher credit loss reserve levels on TDR Loans due to higher outstanding balances. See “Credit Quality” for further discussion of credit loss reserves.

HSBC Finance Corporation

Other revenues The following table summarizes other revenues:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Insurance revenue	$58	$60	$(2)	(3.3)%
Investment income	20	25	(5)	(20.0)
Derivative related income (expense)	205	34	171	100+
Gain (loss) on debt designated at fair value and related derivatives	(396)	(29)	(367)	(100+	)
Servicing and other fees from HSBC affiliates	8	7	1	14.3
Other income	(4)	14	(18)	(100+	)

Total other revenues	$(109)	$111	$(220)	(100+	)%

Insurance revenue decreased during the first quarter of 2012 as a result of the decision to cease issuing new term life insurance in the United States effective January 2012 as well as a decrease in the number of credit insurance policies in force since March 31, 2011 primarily due to the run-off of our Consumer Lending portfolio.

Investment income includes interest income on available-for-sale securities in our insurance investment portfolio as well as realized gains and losses from the sale of all investment securities. Investment income decreased during the three months ended March 31, 2012 due to lower average balances and lower yields.

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

Three Months Ended March 31,	2012	2011
	(in millions)
Net realized losses	$(31)	$(20)
Mark-to-market on derivatives which do not qualify as effective hedges	239	63
Ineffectiveness	(3)	(9)

Total	$205	$34

Derivative related income (expense) increased during the first quarter of 2012. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At March 31, 2012, we had $9.0 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. Of these non-qualifying hedges, $6.4 billion were longer-dated pay fixed/receive variable interest rate swaps with an average life of 12.8 years and $2.6 billion were shorter-dated receive fixed/pay variable interest rate swaps with an average life of 3.2 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets. Market value movements on the shorter-dated receive fixed/pay variable interest rate swaps may offset a portion of this volatility.

HSBC Finance Corporation

Rising long-term interest rates during both the three months ended March 31, 2012 and 2011 had a positive impact on the mark-to-market for this portfolio of swaps in both periods; however, the impact was more pronounced during the first quarter of 2012. Net realized losses were higher during the three months ended March 31, 2012 as a result of terminations of non-qualifying hedges during the period. Ineffectiveness during both the three months ended March 31, 2012 and 2011 was not significant.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the three months ended March 31, 2012 or any prior periods should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The loss on debt designated at fair value and related derivatives during both the three months ended March 31, 2012 and 2011 reflects the impact of rising long-term interest rates, although the impact was more pronounced during the three months ended March 31, 2011. The loss on debt designated at fair value and related derivatives during both the three months ended March 31, 2012 and 2011 was also impacted by a tightening of our credit spreads, although the impact of tightening credit spreads was more pronounced during the current quarter. See Note 7, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured and private label receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. During the first quarter of 2012, servicing and other fees from HSBC affiliates were essentially flat.

Other income decreased in the three months ended March 31, 2012 due to the reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded, partially offset by higher gains on sales of miscellaneous commercial assets.

Operating expenses   The following table summarizes total costs and expenses:

			Increase (Decrease)
Three Months Ended March 31,	2012	2011	Amount	%
	(dollars are in millions)
Salaries and employee benefits	$51	$48	$3	6.3%
Occupancy and equipment expenses	11	16	(5)	(31.3)
Real estate owned expenses	29	106	(77)	(72.6)
Other servicing and administrative expenses	90	84	6	7.1
Support services from HSBC affiliates	73	76	(3)	(3.9)
Policyholders’ benefits	37	41	(4)	(9.8)

Total costs and expenses	$291	$371	$(80)	(21.6)%

Compliance costs were a growing component of our operating expenses in the first quarter of 2012, increasing by $30 million in the first quarter of 2012, primarily within other servicing and administrative expenses. We anticipate compliance remediation costs will continue to increase in future periods as we continue to address the requirements of the regulatory consent order relating to foreclosure activities.

HSBC Finance Corporation

Salaries and employee benefits increased slightly during the first quarter of 2012 as a result of increased staffing related to processing foreclosures as well as compliance matters, partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.

Occupancy and equipment expenses decreased in the first quarter of 2012 primarily due to lower depreciation expense, repair costs and property taxes reflecting the impact of the continuing reduced scope of our business operations.

Real estate owned expenses decreased significantly during the first quarter of 2012 primarily due to lower holding costs for REO properties due to a decrease in the number of REO properties held as compared to the prior year quarter resulting from a significant decrease in the number of REO properties added to inventory subsequent to March 31, 2011 due to the temporary suspension of foreclosure activities and higher REO sales. The decrease in REO expense during the first quarter of 2012 also reflects lower losses on sales of REO properties due to fewer REO properties being sold during the first quarter of 2012 as fewer REO properties were available for sale as a result of the temporary suspension of foreclosure activities.

Other servicing and administrative expenses increased during the first quarter of 2012 reflecting higher fees for consulting services and other expenses related to compliance matters, partially offset by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including lower third party collection costs as sales of charged-off accounts to third parties increased.

Support services from HSBC affiliates decreased slightly during the first quarter of 2012 reflecting lower technology operational support costs and lower fees for servicing real estate secured receivables, partially offset by higher allocations for compliance, finance, tax and treasury costs.

Policyholders’ benefits decreased slightly during the first quarter of 2011 due to lower claims on credit insurance policies as there are fewer such policies in place primarily due to the run-off of our receivable portfolio.

Efficiency ratio Our efficiency ratio from continuing operations was 97.32 percent during the three months ended March 31, 2012 as compared to 64.08 percent in the prior year quarter. Our efficiency ratio in both periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting. Excluding this item from both periods, our efficiency ratio was significantly lower during the first quarter of 2012 primarily due to higher other revenues driven by derivative-related income as well as lower operating expenses driven by lower REO expenses, partially offset by lower net interest income driven by receivable portfolio liquidation.

Segment Results – IFRS Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off mode, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

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

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting as compared with the presentation in our 2011 Form 10-K.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 12, “Business Segments,” in the accompanying consolidated financial statements as well as under the caption “Basis of Reporting” in this MD&A.

Consumer Segment   The following table summarizes the IFRS Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended March 31:	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$597	$657	$(60)	(9.1)%
Other operating income (expense)	(31)	(32)	1	3.1

Total operating income	566	625	(59)	(9.4)
Loan impairment charges	855	1,277	(422)	(33.1)

	(289)	(652)	363	55.7
Operating expenses	183	234	(51)	(21.8)

Profit (loss) before tax	$(472)	$(886)	$414	46.7%

Net interest margin, annualized	5.08%	4.76%	-	-
Efficiency ratio	32.33	37.44	-	-
Return (after-tax) on average assets	(2.61)	(4.11)	-	-
Balances at end of period:
Customer loans	$46,132	$54,156	$(8,024)	(14.8)%
Assets	44,175	53,011	(8,836)	(16.7)%

Our Consumer segment reported a lower loss before tax during the three months ended March 31, 2012 due to lower loan impairment charges and lower operating expenses, partially offset by lower net interest income while other operating income remained flat.

Loan impairment charges decreased significantly during the first quarter of 2012 as discussed below.

•

Loan impairment charges for the real estate secured loan portfolios decreased during the first quarter of 2012. The decrease reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates. Loan impairment charges in both periods were impacted by the discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral, although the impact was higher in the prior year period. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, partially offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays previously discussed.

HSBC Finance Corporation

•

Loan impairment charges for personal non-credit card loans increased during the first quarter of 2012 as during the first quarter of 2011 we recorded a significant decrease in reserve levels due to improved credit quality. While we also decreased reserve levels during the first quarter of 2012, the impact to loan impairment charges was not as pronounced as during the prior year quarter.

During the three months ended March 31, 2012, we decreased credit loss reserves to $5.7 billion as loan impairment charges were $111 million less than net charge-offs reflecting the lower overall delinquency levels during the first quarter of 2012 due to improvements in economic conditions as well as seasonal improvements in collection activities during the first quarter of the year as customers use their tax refunds to make payments.

Net interest income decreased during the three months ended March 31, 2012 primarily due to lower average loan levels as a result of loan liquidation and lower overall loan yields, partially offset by lower interest expense. The lower overall yield in our loan portfolio reflects the impact of lower amortization associated with the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. Overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. As yields vary between loan products, yields in our real estate secured loan portfolio decreased due to higher levels of impaired real estate secured loans, partially offset by higher yields in our personal non-credit card loan portfolio due to lower levels of impaired personal non-credit card loans. Lower interest expense during the three months ended March 31, 2012 reflects lower average borrowings. Net interest margin increased during the first quarter of 2012 reflecting a lower cost of funds as a percentage of average interest earning assets, partially offset by lower loan yields as discussed above.

Other operating income was essentially flat as lower losses on REO properties were offset by a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded. Lower losses on REO properties during the current quarter reflects fewer REO properties sales during the first quarter of 2012 due to fewer REO properties available for sale as a result of the temporary suspension of foreclosure activities.

Operating expenses decreased 22 percent during the three months ended March 31, 2012 primarily due to lower holding costs on REO properties, lower support services from affiliates and lower third party collection costs as sales of charged-off accounts to third parties increased, partially offset by higher fees for consulting services and other expenses relating to compliance matters. Lower holding costs on REO properties reflects a significant decrease in the number of new REO properties due to the temporary suspension of foreclosure activities previously discussed.

The efficiency ratio improved during the first quarter of 2012 due to lower operating expenses, partially offset by lower net interest income as discussed above as expenses declined at a faster pace than revenue.

ROA improved during the first quarter of 2012 primarily driven by lower loan impairment charges and lower operating expenses, partially offset by the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	March 31, 2012	Increases (Decreases) From December 31, 2011
		$	%
	(dollars are in millions)
Real estate secured	$41,210	$(1,491)	(3.5)%
Personal non-credit card	4,922	(398)	(7.5)

Total customer loans	$46,132	$(1,889)	(3.9)%

Customer loans decreased 4 percent to $46.1 billion at March 31, 2012 reflecting the continued liquidation of these portfolios which will continue going forward. The decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured loan portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees and, as it relates to loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans’ original effective interest rates. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables which do not qualify as troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

HSBC Finance Corporation

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves to nonaccrual receivables, loans, reserves as a percentage of net charge-offs and reserves as a percentage of two-months-and-over contractual delinquency. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

In establishing reserve levels, given the general decline in U.S. home prices that has occurred since 2007, we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. There continues to be a significantly reduced level of secondary market liquidity for subprime mortgages. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option as home prices remain stagnant in many markets and have depreciated in others. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. It is generally believed that a sustained recovery of the housing market, as well as unemployment conditions, is not expected in the near-term. We have considered these factors in establishing our credit loss reserve levels, as appropriate.

The following table sets forth credit loss reserves for our continuing operations for the periods indicated:

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Credit loss reserves(1)	$5,865	$5,952
Reserves as a percent of:
Receivables(2)(4)	12.74%	12.42%
Net charge-offs(3)	167.0	164.6
Two-months-and-over contractual delinquency(2)(4)	72.5	69.3
Nonaccrual receivables(2)(4)	86.6	86.6

(1)

At March 31, 2012 and December 31, 2011, credit loss reserves include $411 million and $425 million, respectively, related to receivables which are carried at the lower of amortized cost or fair value less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)

These ratios are significantly impacted by changes in the level of real estate secured receivables carried at the lower of amortized cost or fair value less cost to sell. The following table shows these ratios excluding the receivables carried at the lower of amortized cost or fair value less cost to sell and any associated credit loss reserves.

	March 31, 2012	December 31, 2011
Reserves as a percentage of:
Receivables	13.69%	13.16%
Two-months-and-over contractual delinquency	181.9	147.5
Nonaccrual receivables	300.0	251.9

(3)	Reserves as a percent of net charge-offs for the quarter, annualized.

(4)

While reserves associated with accrued finance charges are reported within our total credit loss reserve balances noted above, accrued finance charges for real estate secured receivables and certain personal non-credit card receivables are not reported within receivables, nonaccrual receivables and two-months-and-over contractual delinquency.

HSBC Finance Corporation

Credit loss reserves at March 31, 2012 decreased as compared to December 31, 2011 as we recorded provision for credit losses less than net charge-offs of $87 million during the three months ended March 31, 2012. Credit loss reserves for our real estate secured and personal non-credit card receivable portfolios are discussed below.

•

Credit loss reserves for real estate secured receivables increased modestly due to higher reserve requirements for TDR Loans due to higher TDR Loan levels, largely offset by the impact of lower receivable levels and lower levels of two-months-and-over contractual delinquency, driven by accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was partially offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as previously discussed.

•	Credit loss reserve levels in our personal non-credit card portfolio decreased due to lower receivable levels and improved credit quality.

At March 31, 2012 and December 31, 2011, 76 percent and 74 percent, respectively, of our credit loss reserves are associated with TDR Loans which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers credit losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves and provisions for credit losses for TDR Loans for the three months ended March 31, 2012 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.

At March 31, 2012, approximately $6.2 billion, or 15 percent of our real estate secured receivable portfolio, is carried at the lower of amortized cost or fair value less cost to sell. In addition, approximately $12.1 billion of real estate secured receivables which are not carried at the lower of amortized cost or fair value less cost to sell are considered TDR Loans and $1.3 billion of personal non-credit card receivables are considered TDR Loans, which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at March 31, 2012, 44 percent of our real estate secured receivable portfolio and 43 percent of our total receivable portfolio are carried at the lower of amortized cost or fair value less cost to sell or are reserved for using a discounted cash flow analysis as compared to 41 percent and 40 percent, respectively, at December 31, 2011.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.

Reserves as a percentage of receivables were higher at March 31, 2012 as compared to December 31, 2011 as the decrease in receivables outpaced the decrease in reserves due to higher reserve requirements for TDR Loans due to higher TDR Loan levels at March 31, 2012, partially offset by the impact of lower levels of two-months-and-over contractual delinquency driven by accounts less than 180 days contractually delinquent. The increase in this ratio was also partially offset by a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables, which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables.

Reserves as a percentage of net charge-offs at March 31, 2012 increased as compared to December 31, 2011 due to dollars of net charge-offs decreasing at a faster pace than reserves due to higher reserve requirements for TDR Loans as discussed above.

HSBC Finance Corporation

Reserves as a percentage of two-months-and-over contractual delinquency at March 31, 2012 increased as compared to December 31, 2011. This ratio has been impacted by real estate secured receivables which are carried at the lower of amortized cost or fair value less cost to sell. Excluding receivables carried at the lower of amortized cost or fair value less cost to sell and any associated credit loss reserves from this ratio for both periods, reserves as a percentage of two-months-and-over contractual delinquency at March 31, 2012 increased significantly as compared to December 31, 2011 reflecting significantly lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent as discussed below while overall reserve levels were negatively impacted by higher reserve requirements for TDR Loans as discussed above.

Reserves as a percentage of nonaccrual receivables for both March 31, 2012 and December 31, 2011 were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value less cost to sell. Excluding receivables carried at the lower of amortized cost or fair value less cost to sell and any associated credit loss reserves from this ratio in both periods, reserves as a percentage of nonaccrual receivables increased significantly at March 31, 2012 as compared to December 31, 2011 due to lower levels of nonaccrual receivables as discussed below while overall reserve levels were negatively impacted by higher reserve requirements for TDR Loans as discussed above.

See Note 5, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three months ended March 31, 2012 and 2011.

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

The following table summarizes dollars of two-months-and-over contractual delinquency and two-months-and-over contractual delinquency as a percent of consumer receivables (“delinquency ratio”):

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value less cost to sell	$5,095	$4,843
Remainder	2,638	3,262

Total real estate secured(1)	7,733	8,105
Personal non-credit card	360	486

Total	$8,093	$8,591

Delinquency ratio:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value less cost to sell	82.12%	81.57%
Remainder	7.53	8.87

Total real estate secured(1)	18.75	18.98
Personal non-credit card	7.50	9.35

Total	17.58%	17.93%

(1)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, stated income and second lien real estate secured receivables:

HSBC Finance Corporation

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollarsof contractual delinquency:
Interest-only receivables	$356	$370
Stated income receivables	562	590
Second lien receivables	391	500
Delinquencyratio:
Interest-only receivables	39.47%	38.54%
Stated income receivables	27.43	27.35
Second lien receivables	9.26	11.16

Dollars of delinquency decreased a total of $498 million since December 31, 2011 for real estate secured and personal non-credit card receivables. In our real estate secured receivable portfolio, dollars of delinquency decreased as compared to December 31, 2011 due to a significant decrease in dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels, the impact of improvements in economic conditions and seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments, partially offset by an increase in late stage delinquency driven by our earlier decision to temporarily suspended foreclosure activities. Dollars of delinquency decreased in our personal non-credit card receivable portfolio reflecting the impact of lower receivable levels, improved credit quality and seasonal improvements in collection activities during the first quarter of the year as discussed above.

The delinquency ratio decreased as compared to December 31, 2011 driven by the factors discussed above as dollars of delinquency declined at a faster pace than receivable levels.

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

Net Charge-offs of Receivables The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”).

Three Months Ended(1)	March 31, 2012	December 31, 2011	March 31, 2011
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$735	$757	$1,016
Personal non-credit card	143	147	260

Total	$878	$904	$1,276

Net charge-off ratio:
Real estate secured	7.01%	6.97%	8.43%
Personal non-credit card	11.54	10.92	15.26

Total	7.49%	7.41%	9.27%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	7.29%	7.27%	9.31%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

HSBC Finance Corporation

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower receivable levels and lower delinquency levels as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in economic conditions. The overall decrease in dollars of net charge-offs for real estate secured receivables also reflects the impact of fewer accounts migrating to charge-off due to lower receivables and the impact of our temporary suspension of foreclosure activities because once foreclosure is initiated a higher payment is required for an account to be re-aged. As a result, more accounts are receiving re-ages than otherwise would if the accounts were in the process of foreclosure. As we have commenced foreclosures in 49 of 50 states, once we initiate foreclosure proceedings, customers will be required to make higher payments in order to qualify for a re-age. See “Customer Account Management Policies and Practices” for more information regarding the delinquency treatment of re-aged accounts and other customer account management tools.

The net charge-off ratio increased 8 basis points as compared to the prior quarter as the decrease in receivable levels due to improvements in seasonal collection activities during the first quarter as previously discussed outpaced the decrease in dollars of net charge-offs. The net charge-off ratio decreased 178 basis points as compared to the prior year quarter as the decrease in net charge-off dollars as discussed above outpaced the decrease in receivable levels.

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables in the first quarter of 2012 were essentially flat as compared to the prior quarter. Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables were significantly lower in the first quarter of 2012 as compared to the prior year quarter due to lower dollars of net charge-offs and REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

Nonperforming Assets Nonperforming assets are summarized in the following table:

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Nonaccrual receivable portfolios(1):
Real estate secured:
Receivables carried at the lower of amortized cost or fair value less cost to sell	$4,958	$4,687
Remainder	1,571	1,857

Total real estate secured(2)	6,529	6,544
Personal non-credit card	247	330

Total nonaccrual receivables	6,776	6,874
Real estate owned	263	299

Total nonperforming assets	$7,039	$7,173

Credit loss reserves as a percent of nonaccrual receivables	86.6%	86.6%

(1)

Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)	At March 31, 2012 and December 31, 2011, nonaccrual second lien real estate secured receivables totaled $297 million and $344 million, respectively.

HSBC Finance Corporation

Total nonaccrual receivables decreased as compared to December 31, 2011 due to lower receivable levels and improvements in seasonal collection activities in the first quarter of the year as some customers use their tax refunds to make payments, partially offset by the impact of higher late stage delinquency for real estate secured receivables reflecting the continuing impact of our temporary suspension of foreclosure activities as discussed above.

The following table summarizes TDR Loans, some of which are carried at the lower of amortized cost or fair value less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above:

	March 31, 2012	December 31, 2011
	(in millions)
Real estate secured	$3,288	$2,685
Personal non-credit card	160	174

Total	$3,448	$2,859

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

HSBC Finance Corporation

continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 377,100 real estate secured loans with an aggregate outstanding principal balance of $43.7 billion at the time of modification and/or re-age under our foreclosure avoidance programs, which are described below, and a proactive adjustable rate mortgage (“ARM”) reset modification program which ended during the fourth quarter of 2009. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of March 31, 2012	Number of Loans	Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	37%	35%
30- to 59-days delinquent	5	5
60-days or more delinquent	18	23
Paid-in-full	8	8
Charged-off, transferred to real estate owned or sold	32	29

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

	Number of Accounts(1)	Outstanding Receivable Balance(1)(4)
	(accounts are in thousands, dollars are in millions)
March 31, 2012:
Collection re-age only	118.4	$9,972
Modification only(2)	12.9	1,335
Modification re-age	109.0	12,309

Total loans modified and/or re-aged(3)	240.3	$23,616

December 31, 2011:
Collection re-age only	119.4	$10,129
Modification only(2)	13.6	1,439
Modification re-age	110.2	12,668

Total loans modified and/or re-aged(3)	243.2	$24,236

(1)	See Note 6, “Receivables,” in our 2011 Form 10-K for additional information describing modified and/or re-aged loans which are accounted for as troubled debt restructurings.

(2)	Includes loans that have been modified under a proactive ARM reset modification program which ended during the fourth quarter of 2009 as described in our 2010 Form 10-K.

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

HSBC Finance Corporation

	Numberof Accounts	Outstanding Receivable Balance
March31, 2012:
Current or less than 30-days delinquent	64%	63%
30- to 59-days delinquent	8	8
60-days or more delinquent	28	29

	100%	100%

December31, 2011:
Current or less than 30-days delinquent	61%	61%
30- to 59-days delinquent	10	10
60-days or more delinquent	29	29

	100%	100%

(4)

The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans.

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

HSBC Finance Corporation

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

Beginning in late 2009 and continuing through 2011, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term, the continued seasoning of a liquidating portfolio and, beginning in the second quarter of 2010, the requirement for real estate secured and personal noncredit card borrowers to make two qualifying payments in 60 days before an account will be modified. Modification volumes will also be lower going forward as we are no longer originating real estate secured and personal noncredit card receivables.

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

The following table summarizes loans modified during the three months ended March 31, 2012 and 2011, some of which may also have been re-aged:

	Number of Accounts	Outstanding Receivable Balance
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2012	5.2	$.7
Three months ended March 31, 2011	10.2	1.4

(1)	Includes all loans modified during the three months ended March 31, 2012 and 2011 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	341	340	343	336	340
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	26.8%	26.2%	27.1%	27.1%	27.2%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)

Excludes any modifications on purchased receivable portfolios which totaled $1.0 billion $1.1 billion, $1.1 billion, $1.1 billion and $1.1 billion as of March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.

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

We continue to monitor and track information related to accounts that have been re-aged. At March 31, 2012, approximately 93 percent of all re-aged receivables are real estate secured products. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

HSBC Finance Corporation

Re-age Table(1)(2)(3)(4)

	March 31, 2012	December 31, 2011
Never re-aged	49.5%	50.0%
Re-aged:
Re-aged in the last 6 months	10.3	9.5
Re-aged in the last 7-12 months	9.3	12.1
Previously re-aged beyond 12 months	30.9	28.4

Total ever re-aged	50.5	50.0

Total	100.0%	100.0%

Re-aged by Product(1)(2)(3)(4)

	March 31, 2012		December 31, 2011
	(dollars are in millions)
Real estate secured	$21,553	52.3%	$22,080	51.7%
Personal non-credit card	1,709	35.6	1,874	36.1

Total	$23,262	50.5%	$23,954	50.0%

(1)	The tables above includes both Collection Re-ages and Modification Re-ages, as discussed above.

(2)

The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans as well as net of any charge-off recorded in accordance with our existing charge-off policies.

(3)	Excludes commercial and other.

(4)

The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At March 31, 2012 and December 31, 2011, the unpaid principal balance of re-ages without receipt of a payment totaled $780 million and $783 million, respectively.

The overall decrease in dollars of re-aged loans during the first quarter of 2012 reflects the lower receivable levels as discussed above. At March 31, 2012 and December 31, 2011, $6.5 billion (28 percent of total re-aged loans in the Re-age Table) and $6.9 billion (29 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

Liquidity and Capital Resources

HSBC Related Funding  In connection with our acquisition by HSBC, funding costs for the HSBC Finance Corporation businesses were expected to be lower as a result of the funding diversity provided by HSBC. We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC’s operations in the United States.

HSBC Finance Corporation

Due to affiliates totaled $8.8 billion and $8.3 billion at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 20 percent and 18 percent of our total debt and preferred stock funding, respectively.

At March 31, 2012 and December 31, 2011, we have committed back-up lines of credit totaling $2.0 billion with HSBC affiliates. There were no balances outstanding under these back-up lines of credit at March 31, 2012 or December 31, 2011. Additionally, we have a $1.5 billion uncommitted secured credit facility and a $1.0 billion committed unsecured credit facility from HSBC Bank USA, and a $3.0 billion uncommitted credit facility from HSBC USA Inc. At March 31, 2012 and December 31, 2011, there were no balances outstanding under these facilities.

We have derivative contracts with a notional value of $38.3 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2012 and $40.4 billion, or approximately 99 percent at December 31, 2011.

Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $1.3 billion and $1.1 billion at March 31, 2012 and December 31, 2011, respectively. Securities purchased under agreements to resell totaled $2.7 billion and $920 million at March 31, 2012 and December 31, 2011, respectively. Securities purchased under agreements to resell increased as compared to December 31, 2011 as a result of an increase in due to affiliates and an increase in collateral required from counterparties under our derivative agreements as well as the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios and the sale of REO properties, partially offset by debt maturities.

Commercial paper  totaled $3.9 billion and $4.0 billion at March 31, 2012 and December 31, 2011, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $803 million and $365 million at March 31, 2012 and December 31, 2011, respectively. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. We currently plan to wind-down our commercial paper program during 2012. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans, sourced primarily through HSBC USA Inc., or through direct support from HSBC and its affiliates.

At March 31, 2012 and December 31, 2011, we have third party back-up lines of credit totaling $4.0 billion of which $2.0 billion expired in April 2012 and $2.0 billion will expire in April 2014. We did not renew the $2.0 billion credit facility which expired in April 2012. This reduction is consistent with our planned wind-down of our commercial paper program and thus we do not expect that it will have a significant impact on our availability of short term funding. At March 31, 2012 and December 31, 2011, we also have credit facilities totaling $2.0 billion with HSBC affiliates to support any ongoing issuance of commercial paper as discussed above.

Long-term debt  decreased to $39.2 billion at March 31, 2012 from $39.8 billion at December 31, 2011. The following table summarizes issuances and repayments of long-term debt for continuing operations during the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011
	(in millions)
Long-term debt issued	$-	$162
Long-term debt retired	(1,040)	(3,106)

Net long-term debt retired	$(1,040)	$(2,944)

Secured financings of $3.2 billion at March 31, 2012 were secured by $5.2 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 are secured by $5.3 billion of closed-end real estate secured receivables.

HSBC Finance Corporation

In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes previously issued.

As it relates to our discontinued credit card operations, we had secured conduit credit facilities with commercial banks which provided for secured financings of credit card receivables on a revolving basis totaling $650 million at both March 31, 2012 and December 31, 2011. At March 31, 2012, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. The secured financings were paid in full on April 30, 2012.

Common Equity  During the first quarter of 2012, we did not receive any capital contributions from HINO. However, as we continue to liquidate our real estate secured and personal non-credit card receivable portfolios, HSBC’s continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.

Selected capital ratios  In managing capital, we develop a target for tangible common equity to tangible assets. This ratio target is based on discussions with HSBC and rating agencies, risks inherent in the portfolio and the projected operating environment and related risks. Additionally, we are required by our credit-providing banks to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Our targets may change from time to time to accommodate changes in the operating environment or other considerations such as those listed above.

Selected capital ratios are summarized in the following table:

	March 31, 2012	December 31, 2011
Tangible common equity to tangible assets(1)	7.44%	7.12%
Common and preferred equity to total assets	10.75	10.91

(1)

Tangible common equity to tangible assets represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management and applicable rating agencies to evaluate capital adequacy and may differ from similarly named measures presented by other companies. See “Basis of Reporting” for additional discussion on the use of non-U.S. GAAP financial measures and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for quantitative reconciliations to the equivalent U.S. GAAP basis financial measure.

Commitments  We enter into commitments to meet the financing needs of our customers. In most cases, we have the ability to reduce or eliminate these open lines of credit. At March 31, 2012 and December 31, 2011 we had $540 million and $535 million of open consumer lines of credit.

HSBC Finance Corporation

2012 Funding Strategy Our current range of estimates for funding needs and sources for 2011 are summarized in the table that follows.

	Actual January 1 through March 31, 2012	Estimated April 1 through December 31, 2012			Estimated Full Year 2012
	(in billions)
Funding needs:
Net commercial paper maturities and paydowns	$-	$4	-	4	$4	-	4
Term debt maturities	1	10	-	11	11	-	12
Secured financing maturities	-	1	-	2	1	-	2
Litigation bond	-	3	-	4	3	-	4

Total funding needs	$1	$18	-	21	$19	-	22

Funding sources:
Net asset attrition(1)	$1	$2	-	2	$3	-	3
Liquidation of short-term investments	(2)	2	-	3	0	-	1
Asset sales and transfers	-	12	-	13	12	-	13
HSBC and HSBC subsidiaries, including capital infusions	-	2	-	3	2	-	3
Other(2)	2	0	-	0	2	-	2

Total funding sources	$1	$18	-	21	$19	-	22

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

For 2012, the sale of the Card and Retail Services business and continued portfolio attrition will be key sources of liquidity. The combination of the sale of our Card and Retail Services business, cash generated from operations, potential asset sales should market pricing for receivables improve and borrowings from HSBC or its subsidiaries is expected to generate the liquidity necessary to meet our maturing debt obligations in 2012.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2012 should not be considered indicative of the results for any future period.

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

HSBC Finance Corporation

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of March 31, 2012 and December 31, 2011, our Level 3 instruments recorded at fair value on a recurring basis include $16 million and $18 million, respectively, primarily U.S. corporate debt securities, asset-backed securities and at December 31, 2011, foreign corporate debt securities. As of March 31, 2012 and December 31, 2011, we had no Level 3 assets recorded at fair value on a non-recurring basis in continuing operations.

Classification within the fair value hierarchy is based on whether the lowest level input that is significant to the fair value measurement is observable. As such, the classification within the fair value hierarchy is dynamic and can be transferred to other hierarchy levels in each reporting period. Transfers between leveling categories are assessed, determined and recognized at the end of each reporting period.

Transfers between leveling categories are recognized at the end of each reporting period.

Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011.

Transfers Between Level 2 and Level 3 Measurements  Assets recorded at fair value on a recurring basis at March 31, 2012 and December 31, 2011 which have been classified as using Level 3 measurements include

HSBC Finance Corporation

certain U.S. corporate debt securities, mortgage-backed securities and at December 31, 2011, foreign corporate debt securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or
•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

Transfers into or out of Level 3 classifications, net, represents changes in the mix of individual securities that meet one or both of the above conditions. During the three months ended March 31, 2012, we transferred $14 million of U.S. Corporate debt securities and foreign corporate debt securities from Level 3 to Level 2 which no longer met one or both of the conditions described above, partially offset by the transfer of $12 million of U.S. corporate debt securities from Level 2 to Level 3 as they met one or both of the conditions described above. During the three months ended March 31, 2011, we transferred $2 million of asset-back securities from Level 2 to Level 3 which met one or both of the conditions described above.

We reported a total of $16 million and $18 million of available-for-sale securities, or approximately 1 percent of our securities portfolio as Level 3 at both March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, total Level 3 assets were 1 percent and 1 percent, respectively, of total assets measured at fair value on a recurring basis.

See Note 14, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Credit Risk Management Day-to-day management of retail credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on sound underwriting, effective collections and customer account management efforts for each loan. Our lending guidelines, which delineate the credit risk we are willing to take and the related terms, are specific not only for each product, but also take into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See the captions “Credit Quality” and “Risk Management” in our 2011 Form 10-K for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2011 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, non-affiliate swap counterparties provide collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. We provided third party swap counterparties with collateral totaling $12 million and $10 million at March 31, 2012 and December 31, 2011, respectively. The fair value of our agreements with affiliate counterparties required the affiliate to provide cash

HSBC Finance Corporation

collateral of $902 million and $584 million at March 31, 2012 and December 31, 2011, respectively. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

There have been no significant changes in our approach to credit risk management since December 31, 2011.

Liquidity Risk Management Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolios coupled with the sale of our Card and Retail Services business during the second quarter of 2012 as previously discussed will be the primary driver of our liquidity management process going forward. However, lower cash flow, as a result of declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, will not provide sufficient cash to fully cover maturing debt over the next four to five years. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed. Further, we currently expect a significant shift in our short-term funding sources through a planned wind-down of our commercial paper program. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans, sourced primarily through HSBC USA Inc., or through direct support from HSBC and its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should market pricing for receivables improve or if HSBC North America calls upon us to execute certain strategies in order to address capital considerations, our intent may change and a portion of this required funding could be generated through selected receivable portfolio sales in our run-off portfolios.

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

The following summarizes our credit ratings at March 31, 2012 and December 31, 2011:

	Standard Poor’s Corporation	Moody’s Investor Service	Fitch Ratings
As of March 31, 2012:
Senior debt	A	A3	AA-
Senior subordinated debt	A-	Baa1	A+
Commercial paper	A-1	P-1	F1+
Series B preferred stock	BBB+	Baa2	-
As of December 31, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	A-	Baa1	A+
Commercial paper	A-1	P-1	F1+
Series B preferred stock	BBB+	Baa2	-

In December 2011, Fitch finalized a revised global criteria for assessing the credit ratings of non-common equity securities which qualify for treatment as bank regulatory capital. In March 2012, Fitch reaffirmed the rating for our Senior Debt and indicated that the reaffirmation of the rating reflects the strength and support of HSBC. Fitch also indicated that any changes in the rating of HSBC would similarly result in a change in our ratings. Separately, in March 2012, Fitch placed the outlook for HSBC and related entities to negative.

On February 15, 2012, Moody’s announced rating actions affecting 114 financial institutions in 16 European countries, including the ratings of HSBC. The rating action follows Moody’s publications on January 19, 2012

HSBC Finance Corporation

where Moody’s announced that they expect to place a number of bank ratings under review for downgrade during the first quarter of 2012 in order to assess the overall negative impact of the adverse trends affecting banks in advanced countries and notably in Europe. On February 22, 2012, Moody’s put our long-term and short-term ratings on negative credit watch. We believe there is the potential for a multiple notch downgrade on our long-term rating. Any downgrade of the long-term rating would likely result in a minimum 1 notch downgrade of our short-term rating. In April 2012, Moody’s released a time table for its review process indicating it expects to conclude the reviews by the end of June 2012.

As of March 31, 2012, there were no other pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above.

Other than the planned wind-down of our commercial paper program during 2012 and increased reliance on HSBC affiliates for funding, there have been no significant changes in our approach to liquidity risk management since December 31, 2011.

Market Risk Management  We maintain an overall risk management strategy that primarily uses standard interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps, but have used forwards, futures, options, and other risk management instruments. We do not use leveraged derivative financial instruments.

We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps, options and forwards. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt as well as by movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada.

There has been no significant change in our approach to market risk management since December 31, 2011.

Interest Rate Risk Management  HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At both March 31, 2012 and December 31, 2011, our absolute PVBP limit was $5.50 million, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at March 31, 2012 and December 31, 2011 dictated that the value of the balance sheet could not increase or decrease by more than $5.50 million.

The following table shows the components of our absolute PVBP position at March 31, 2012 and December 31, 2011 broken down by currency risk:

	March 31, 2012	December 31, 2011
	(in millions)
USD	$.624	$1.679
Other	.057	.151

Absolute PVBP risk	$.681	$1.830

The decrease since December 31, 2011 reflects changes in cash flow projections relating to our real estate secured receivable portfolio.

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2012 and 2011 a declining balance sheet and the current interest rate risk profile. These estimates

HSBC Finance Corporation

include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The estimates as of March 31, 2012 and December 31, 2011 have been adjusted to reflect the impact of the Capital One transaction previously discussed with balances reduced at the sale date and the associated impact of that reduction is included in these estimates. The following table summarizes such estimated impact, excluding any impacts on our portfolio of non-qualifying hedges:

	March 31, 2012	December 31, 2011
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$(30)	$27
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	29	(20)

The decrease in net interest income following a hypothetical rate rise and increase in net interest income following a hypothetical rate fall as compared to December 31, 2011 reflect regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios including housing price index assumptions, and model enhancements.

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

There has been no significant change in our approach to interest rate risk management since December 31, 2011.

Operational Risk Management There has been no significant change in our approach to operational risk management since December 31, 2011.

Compliance Risk Management There has been no significant change in our approach to compliance risk management since December 31, 2011.

Reputational Risk Management There has been no significant change in our approach to reputational risk management since December 31, 2011.

Strategic Risk Management There has been no significant change in our approach to strategic risk management since December 31, 2011.

HSBC Finance Corporation

RECONCILIATIONS OF NON-U.S. GAAP FINANCIAL MEASURES TO U.S. GAAP FINANCIAL MEASURES

	March 31, 2012	December 31, 2011
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$5,223	$5,351
Exclude:
Fair value option adjustment	(426)	(755)
Unrealized (gains) losses on cash flow hedging instruments	439	494
Postretirement benefit plan adjustments, net of tax	11	11
Unrealized (gains) losses on investments	(93)	(102)
Intangible assets	(485)	(514)

Tangible common equity	$4,669	$4,485

Tangible shareholders’ equity:
Tangible common equity	$4,669	$4,485
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$7,244	$7,060

Tangible assets:
Total assets	$63,243	$63,469
Exclude:
Intangible assets	(485)	(514)
Derivative financial assets	(2)	-

Tangible assets	$62,756	$62,955

Equity ratios:
Common and preferred equity to total assets	10.75%	10.91%
Tangible common equity to tangible assets	7.44	7.12
Tangible shareholders’ equity to tangible assets	11.54	11.21

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

Changes in Internal Control Over Financial Reporting  There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See “Litigation and Regulatory Matters in Note 15, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 52 for our legal proceedings disclosure, which is incorporated herein by reference.

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices    89

Assets:

            by business segment    38

            fair value of financial assets    45

            fair value measurements    43

            nonperforming     19, 88

Balance sheet (consolidated)    5

Basel II    67

Basis of reporting    68

Business:

            consolidated performance review    61

            focus    60

Capital:

            2012 funding strategy    97

            common equity movements    96

            consolidated statement of changes    6

            selected capital ratios    96

Cash flow (consolidated)    7

Cautionary statement regarding forward-looking

            statements    58

Compliance risk    102

Consumer business segment     37, 81

Controls and procedures    104

Credit quality    83

Credit risk:

            concentration     19

            management    99

Current environment    58

Deferred tax assets    30

Derivatives:

            cash flow hedges    24

            fair value hedges    23

            income (expense)    78

            non-qualifying hedges    25

            notional value    26

Discontinued operations     8, 65

Equity:

            consolidated statement of changes    6

            ratios    96

Equity securities available-for-sale    11

Estimates and assumptions    8

Executive overview    58

Fair value measurements:

            assets and liabilities recorded at fair value on a

                recurring basis    46

            assets and liabilities recorded at fair value on a

                non-recurring basis    49

            fair value adjustments    43

            financial instruments    45

            hierarchy     97

            transfers into/out of level one and

                two     48, 98

            transfers into/out of level two and

                three     48, 98

            valuation control framework     43

            valuation techniques    49

Financial highlights metrics    64

Financial liabilities:

            designated at fair value    27, 46

            fair value of financial liabilities    45, 46

Forward looking statements    58

Funding     67, 94

Gain (loss) on debt designated at fair value and

    related derivatives     27, 79

Geographic concentration of receivables    20

Impairment:

            available-for-sale securities    12

            credit losses     20, 62, 77

            nonaccrual receivables    16, 88

            nonperforming assets     19, 88

Income tax expense    28

Insurance:

            policyholders benefits expense    80

            revenue    78

Interest income:

            net interest income    75

            sensitivity    102

Interest rate risk    101

Internal control    104

Key performance indicators    64

Legal proceedings    52, 104

Liabilities:

            commercial paper    95

            commitments    96

            financial liabilities designated at

                fair value    27, 46

            lines of credit    95

            long-term debt    95

Liquidity and capital resources    94

Liquidity risk    100

Litigation and regulatory matters    52, 104

Loans and advances — see Receivables

Loan impairment charges — see Provision for

             credit losses

Market risk    101

Mortgage lending products     14, 72

Net interest income    75

New accounting pronouncements     56

Operating expenses    79

Operational risk    102

HSBC Finance Corporation

Other revenues    78

Pension and other postretirement benefits    32

Performance, developments and trends    61

Profit (loss) before tax:

            by segment — IFRSs     38

            consolidated     3

Provision for credit losses     20, 62, 77

Ratios:

            capital    96

            charge-off (net)    87

            credit loss reserve related    84

            delinquency     86

            earnings to fixed charges — Exhibit 12

            efficiency     64, 80

            financial     64

Re-aged receivables    94

Real estate owned    73

Receivables:

            by category     14, 72

            by charge-off (net)    87

            by delinquency    86

            geographic concentration    20

            modified and/or re-aged    90

            nonaccrual     16, 88

            overall review    72

            risk concentration     19

            troubled debt restructures 16, 63, 89

Reconciliation of Non-U.S. GAAP financial measures

            to U.S. GAAP financial measures    103

Reconciliation of U.S. GAAP results to IFRSs    69

Refreshed loan-to-value    72

Related party transactions    33

Reputational risk     102

Results of operations    75

Risk elements in the loan portfolio by product    19

Risk management:

            credit    99

            compliance    102

            interest rate    101

            liquidity    100

            market    101

            operational    102

            reputational    102

            strategic    102

Securities:

            fair value     11, 46

            maturity analysis    13

Segment results — IFRSs basis:

            consumer     38, 81

            “All Other” grouping    38

            overall summary     37, 80

Selected financial data    64

Sensitivity:

            projected net interest income    102

Statement of cash flows    7

Statement of comprehensive income (loss)    4

Statement of changes in shareholders’ equity    6

Statement of income (loss)    3

Strategic initiatives and focus     8, 60

Strategic risk    102

Table of contents    2

Tangible common equity to tangible managed

            assets    96

Tax expense    28

Troubled debt restructures 16, 63, 89

Variable interest entities    42

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION
(Registrant)

/s/ MICHAEL A. REEVES
Michael A. Reeves
Executive Vice President
and Chief Financial Officer

Date: May 8, 2012

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.