Form 10-Q
period 2012-06-30
HSBC Finance Corp
filed 2012-07-30
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Finance and other interest income	$858	$1,128	$1,765	$2,220
Interest expense on debt held by:
HSBC affiliates	40	37	80	75
Non-affiliates	427	580	886	1,190

Interest expense	467	617	966	1,265

Net interest income	391	511	799	955
Provision for credit losses	738	583	1,529	1,291

Net interest income (loss) after provision for credit losses	(347)	(72)	(730)	(336)

Other revenues:
Derivative related income (expense)	(424)	(157)	(219)	(123)
Gain (loss) on debt designated at fair value and related derivatives	92	245	(304)	216
Servicing and other fees from HSBC affiliates	9	6	18	13
Lower of amortized cost or fair value adjustment on receivables held for sale	(1,547)	-	(1,547)	1
Other income (expense)	5	24	(8)	50

Total other revenues	(1,865)	118	(2,060)	157

Operating expenses:
Salaries and employee benefits	35	50	79	90
Occupancy and equipment expenses, net	11	13	21	29
Real estate owned expenses	20	29	49	135
Other servicing and administrative expenses	94	219	160	293
Support services from HSBC affiliates	79	72	145	139

Total operating expenses	239	383	454	686

Loss from continuing operations before income tax	(2,451)	(337)	(3,244)	(865)
Income tax benefit	939	166	1,227	472

Loss from continuing operations	(1,512)	(171)	(2,017)	(393)

Discontinued Operations (Note 2):
Income from discontinued operations before income tax	2,164	195	2,721	507
Income tax expense	(910)	(72)	(1,117)	(183)

Income from discontinued operations	1,254	123	1,604	324

Net loss	$(258)	$(48)	$(413)	$(69)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net loss	$(258)	$(48)	$(413)	$(69)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on: Derivatives designated as cash flow hedges	(5)	(5)	50	60
Securities available-for-sale, not other-than-temporarily impaired	16	8	7	(3)
Other-than-temporarily impaired debt securities available-for-sale	-	(1)	-	(1)
Pension and postretirement benefit plan adjustments	1	1	1	1
Foreign currency translation adjustments, net of tax	(5)	1	-	6

Other comprehensive income	7	4	58	63

Total comprehensive income (loss)	$(251)	$(44)	$(355)	$(6)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions,
	except share data)
Assets
Cash	$967	$215
Interest bearing deposits with banks	2,830	1,140
Securities purchased under agreements to resell	1,697	920
Securities available-for-sale	151	188
Receivables, net (including $5.1 billion and $5.3 billion at June 30, 2012 and December 31, 2011, respectively, collateralizing long-term debt)	31,317	43,201
Receivables held for sale	6,756	-
Properties and equipment, net	75	77
Real estate owned	229	299
Derivative financial assets	183	-
Deferred income taxes, net	3,808	3,314
Other assets	1,278	1,312
Assets of discontinued operations	2,304	12,901

Total assets	$51,595	$63,567

Liabilities
Debt:
Due to affiliates (including $466 million and $447 million at June 30, 2012 and December 31, 2011, respectively, carried at fair value)	$8,030	$8,262
Commercial paper	302	4,026
Long-term debt (including $11.3 billion and $13.7 billion at June 30, 2012 and December 31, 2011 carried at fair value and $3.1 billion and $3.3 billion at June 30, 2012 and December 31, 2011, respectively, collateralized by receivables)	33,590	39,790

Total debt	41,922	52,078

Derivative related liabilities	-	26
Liability for postretirement benefits	261	280
Other liabilities	1,287	1,688
Liabilities of discontinued operations	1,614	2,569

Total liabilities	45,084	56,641

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued)	1,000	1,000
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 68 shares issued at both June 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	23,967	23,966
Accumulated deficit	(18,693)	(18,219)
Accumulated other comprehensive loss	(338)	(396)

Total common shareholder’s equity	4,936	5,351

Total shareholders’ equity	6,511	6,926

Total liabilities and shareholders’ equity	$51,595	$63,567

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30,	2012	2011
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	23,966	23,321
Employee benefit plans, including transfers and other	1	-

Balance at end of period	23,967	23,321

Accumulated deficit
Balance at beginning of period	(18,219)	(16,685)
Net loss	(413)	(69)
Dividends:
Preferred stock	(61)	(65)

Balance at end of period	(18,693)	(16,819)

Accumulated other comprehensive loss
Balance at beginning of period	(396)	(491)
Other comprehensive income	58	63

Balance at end of period	(338)	(428)

Total common shareholder’s equity at end of period	4,936	6,074

Total shareholders’ equity at end of period	$6,511	$7,649

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30,	2012	2011
	(in millions)
Cash flows from operating activities
Net loss	$(413)	$(69)
Income from discontinued operations	1,604	324

Loss from continuing operations	(2,017)	(393)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Provision for credit losses	1,529	1,291
Lower of cost or fair value adjustment on receivables held for sale	1,547	1
Loss on sale of real estate owned, including lower of amortized cost or market adjustments	24	59
Depreciation and amortization	4	8
Impairment of internally developed software	-	-
Mark-to-market on debt designated at fair value and related derivatives	532	107
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(701)	425
Net change in other assets	(459)	54
Net change in other liabilities	(420)	212
Other, net	302	175

Cash provided by operating activities-continuing operations	341	1,939
Cash provided by operating activities-discontinued operations	2,437	695

Net cash provided by operating activities	2,778	2,634

Cash flows from investing activities
Securities:
Purchased	(48)	(318)
Matured	88	106
Sold	14	120
Net change in short-term securities available-for-sale	(16)	(60)
Net change in securities purchased under agreements to resell	(777)	1,544
Net change in interest bearing deposits with banks	(1,690)	(1)
Receivables:
Net collections	1,470	1,944
Proceeds from sales of real estate owned	345	962
Properties and equipment:
Purchases	(2)	-

Cash provided by (used in) investing activities-continuing operations	(616)	4,297
Cash provided by investing activities-discontinued operations	9,089	183

Net cash provided by investing activities	8,473	4,480

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Six Months Ended June 30,	2012	2011
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	(3,724)	526
Net change in due to affiliates	(251)	(94)
Long-term debt issued	-	227
Long-term debt retired	(6,192)	(7,656)
Shareholders’ dividends	(61)	(65)

Cash used in financing activities-continuing operations	(10,228)	(7,062)
Cash provided by (used in) financing activities-discontinued operations	(189)	9

Net cash used in financing activities	(10,417)	(7,053)

Net change in cash	834	61
Cash at beginning of period(1)	318	175

Cash at end of period(2)	$1,152	$236

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$299	$647
Transfer of receivables to held for sale	6,756	-

(1)	Cash at beginning of period includes $103 million and $11 million for discontinued operations at December 31, 2011 and December 31, 2010, respectively.

(2)	Cash at end of period includes $185 million and $29 million for discontinued operations at of June 30, 2012 and 2011, respectively.

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

During the second quarter of 2012, we transferred $6.8 billion of receivables, net of credit loss reserves and a lower of cost or fair value adjustment, to receivables held for sale. The transfer included $3.3 billion of first lien real estate secured receivables, a substantial majority of which had already been written down to the fair value of the collateral less cost to sell as we considered the collateral to be the primary source for repayment. As we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the portfolio and, as a result, a fair value adjustment was recorded at the time of transfer to held for sale. This adjustment, amongst other things, takes into account a required return that a third party investor would require for these types of receivables. See Note 6, “Receivables Held for Sale,” for additional information.

HSBC Finance Corporation

2.    Discontinued Operations

2012 Discontinued Operations:

Insurance As discussed in prior filings, our Insurance business has been under a strategic review since the second half of 2011. As part of this review, we previously decided to cease issuing new term life insurance in the United States effective January 2012. During the second quarter of 2012, we completed our strategic review of this business. We decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with our core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are now part of a disposal group held for sale and we have reported this business as discontinued operations beginning in the second quarter of 2012. At June 30, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1.7 billion and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $1.0 billion. Upon classification as held for sale, we recognized other-than-temporary impairment on the unrealized loss associated with these securities totaling $1 million as we no longer have the intent to hold these securities until recovery of the unrealized loss. Our Insurance business was previously included in the “All Other” caption in our segment reporting. Since the carrying value of the disposal group is greater than its estimated fair value less estimated costs to sell, we recorded an after-tax impairment loss of $164 million in the second quarter of 2012 to reflect the disposal group at its estimated fair value less estimated costs to sell on our balance sheet at June 30, 2012. Because our estimate of fair value involves judgment and is influenced by factors outside of our control, there is uncertainty inherent in such estimate, making it reasonably possible such estimate could change.

The following summarizes the operating results of our discontinued Insurance business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)	$(13)	$97	$64	$182
Income from discontinued operations before income tax	(89)	13	(100)	16

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

HSBC Finance Corporation

The following summarizes the assets and liabilities of which are part of the disposal group held for sale related to our Insurance operations at June 30, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	June 30, 2012	December 31, 2011
	(in millions)
Cash	$3	$5
Interest bearing deposit with bank	121	3
Available-for-sale securities	1,717	1,851
Other assets	128	143

Assets of discontinued operations	$1,969	$2,002

Insurance policy and claim reserves	$1,012	$1,049
Other liabilities	208	43

Liabilities of discontinued operations	$1,220	$1,092

Commercial Our Commercial business has been in run-off since 1994, with portions of the Commercial business placed in run-off beginning in 1992. Prior to the second quarter of 2012, this business continued to be reported within continuing operations as we continued to generate cash flow from the ongoing collection of the receivables, including interest and fees. Beginning in the second quarter of 2012, we are now reporting our Commercial business in discontinued operations as there are no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. Our Commercial business was previously included in the “All Other” caption in our segment reporting. The following summarizes the operating results of our discontinued Commercial business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)	$1	$2	$22	$3
Income from discontinued operations before income tax	-	1	20	2

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

2011 Discontinued Operations:

Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11.8 billion which resulted in a pre-tax gain of $2.2 billion ($1.4 billion after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.

HSBC Finance Corporation

The receivables and other assets sold to Capital One were transferred to held for sale during the third quarter of 2011. As a result, we stopped recording provisions for credit losses, including charge-offs, at that time.

The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(2)	2011	2012(2)	2011
	(in millions)
Net interest income and other revenues(1)	$2,431	$935	$3,356	$1,826
Income from discontinued operations before income tax	2,253	186	2,801	497

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

(2)	Includes the gain on sale to Capital One of $2.2 billion in the three and six months ended June 30, 2012.

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at June 30, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	June 30, 2012	December 31, 2011
	(in millions)
Cash	$181	$96
Receivables	-	9,001
Intangible assets	-	514
Properties and equipment, net	-	95
Deferred income taxes, net	25	-
Other assets	50	1,102

Assets of discontinued operations	$256	$10,808

Long-term debt	$-	$211
Other liabilities	393	1,257

Liabilities of discontinued operations	$393	$1,468

Intangible assets at December 31, 2011 included $29 million, net, that related to account relationships we purchased from HSBC Bank USA, N.A. (“HSBC Bank USA”) in July 2004. All new receivable originations on these account relationships were sold on a daily basis to HSBC Bank USA and we serviced the receivables for a fee. In March 2012, we sold these account relationships to HSBC Bank USA resulting in a gain of $79 million being recorded during the first quarter of 2012 which is included as a component of income from discontinued operations. All remaining intangible assets at December 31, 2011 relate to cardholder relationships which were sold to Capital One on May 1, 2012.

We had secured conduit credit facilities with commercial banks which provided for secured financings of credit card receivables on a revolving basis totaling $650 million at December 31, 2011. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. These secured financings were paid in full on April 30, 2012.

HSBC Finance Corporation

We previously entered into commitments to meet the financing needs of our credit card customers. At December 31, 2011, we had $105.0 billion of open consumer lines of credit. As a result of the sale of the Card and Retail Services business, the open line of credit commitments were transferred to Capital One on May 1, 2012.

2010 Discontinued Operations:

Taxpayer Financial Services (“TFS”) In December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business is reported in discontinued operations. The assets and liabilities of our TFS business as of June 30, 2012 and December 31, 2011 were not significant.

The following summarizes the operating results of our TFS business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)	$-	$-	$-	$1
Income from discontinued operations before income tax	-	(3)	-	(4)

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

Auto Finance In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to Santander Consumer USA Inc. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. As a result of this transaction, our Auto Finance business is reported as discontinued operations. The assets and liabilities of our Auto Finance business as of June 30, 2012 and December 31, 2011 were not significant.

The following summarizes the operating results of our Auto Finance business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)	$-	$-	$-	$-
Income from discontinued operations before income tax	-	(2)	-	(4)

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

HSBC Finance Corporation

3.    Securities

Securities consisted of the following available-for-sale investments:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Continuing operations:
U.S. government sponsored enterprises(1)	$1	$-	$-	$1
U.S. corporate debt securities(2)	61	1	-	62
Foreign debt securities(3)	47	1	-	48
Equity securities	10	-	-	10
Money market funds	29	-	-	29

Subtotal	148	2	-	150
Accrued investment income	1	-	-	1

Securities available-for-sale – continuing operations	$149	$2	$-	$151

Securities available-for-sale – discontinued operations(4)	$1,550	$167	$-	$1,717

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Continuing operations:
U.S. Treasury	$80	$-	$-	$80
U.S. government sponsored enterprises(1)	1	-	-	1
U.S. corporate debt securities(2)	57	1	(1)	57
Foreign debt securities(3)	26	-	-	26
Equity securities	10	-	-	10
Money market funds	13	-	-	13

Subtotal	187	1	(1)	187
Accrued investment income	1	-	-	1

Securities available-for-sale – continuing operations	$188	$1	$(1)	$188

Securities available-for-sale – discontinued operations(4)	$1,694	$165	$(8)	$1,851

(1)	Represents mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of June 30, 2012 and December 31, 2011.

(2)	The majority of our U.S. corporate debt securities represent investments in the financial services, consumer products and insurance sectors at June 30, 2012 and December 31, 2011.

(3)	There were no foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at June 30, 2012 or December 31, 2011.

(4)

Securities available-for-sale in our discontinued operations relates to our discontinued Insurance business and primarily consists of U.S. corporate debt securities, money market funds and foreign debt securities at June 30, 2012 and December 31, 2011.

HSBC Finance Corporation

At June 30, 2012, we had 10 securities with gross unrealized losses for less than one year and 5 securities with unrealized losses for greater than one year, however the gross unrealized losses for these securities both individually and in the aggregate were less than $1 million. The table below provides a summary of gross unrealized losses and related fair values as of December 31, 2011 for available-for-sale securities for continuing operations classified as to the length of time the losses have existed.

	Less Than One Year			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. corporate debt securities	17	$(1)	$26	-	$-	$-
Foreign debt securities	10	-	15	-	-	-
Equity securities	1	-	5	-	-	-

	28	$(1)	$46	-	$-	$-

Gross unrealized gains for securities in our continuing operations were essentially flat during the first half of 2012. We have reviewed our securities for which there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, no OTTI was recorded during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, OTTI of less than $1 million was recognized in earnings on certain debt securities.

As it relates to the securities of our discontinued operations, these securities are part of a disposal group that became classified as held for sale during the second quarter of 2012 and moved to assets of discontinued operations. Upon classification as held for sale, we recognized other-than-temporary impairment on the unrealized loss associated with these securities totaling $1 million as we no longer have the intent to hold these securities until recovery of the unrealized loss. See Note 2, “Discontinued Operations,” for additional information.

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

HSBC Finance Corporation

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

For available-for-sale securities in our continuing operations, at June 30, 2012, approximately 93 percent of our corporate debt securities are rated A- or better. At December 31, 2011, approximately 90 percent of our corporate debt securities for our continuing operations are rated A- or better. Other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

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

For available-for-sale securities in our discontinued operations, At June 30, 2012, approximately 86 percent of our corporate debt securities are rated A- or better and approximately 91 percent of our asset-backed securities, which totaled $22 million are rated “AAA.” At December 31, 2011, approximately 88 percent of our corporate debt securities for discontinued operations are rated A- or better and approximately 91 percent of our asset-backed securities for discontinued operations, which totaled $27 million are rated “AAA.” Other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

There were no significant gross realized gains or gross realized losses for continuing operations recorded during the three and six months ended June 30, 2012 and 2011.

Contractual maturities and yields on investments in debt securities for continuing operations for those with set maturities were as follows:

June 30, 2012	Due Within 1 Year	After 1 but Within 5 Years	After 5 but Within 10 Years	After 10 Years	Total
	(dollars are in millions)
U.S. government sponsored enterprises:
Amortized cost	$-	$-	$1	$-	$1
Fair value	-	-	1	-	1
Yield(1)	-	-	5.58%	-	5.58%
U.S. corporate debt securities:
Amortized cost	$10	$45	$6	$-	$61
Fair value	10	46	6	-	62
Yield(1)	1.15%	1.84%	2.97%	-	1.84%
Foreign debt securities:
Amortized cost	$4	$42	$1	$-	$47
Fair value	4	43	1	-	48
Yield(1)	.75%	2.00%	3.50%	-	1.93%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

4.    Receivables

Receivables consisted of the following:

	June 30, 2012(1)	December 31, 2011
	(in millions)
Real estate secured:
First lien	$30,940	$38,235
Second lien	4,016	4,478

Total real estate secured	34,956	42,713
Personal non-credit card	-	5,196
Other	-	3

Total receivables	34,956	47,912
HSBC acquisition purchase accounting fair value adjustments	47	57
Accrued finance income	922	1,184
Credit loss reserve for owned receivables	(4,608)	(5,952)

Total receivables, net	$31,317	$43,201

(1)

The significant decrease in receivables at June 30, 2012 reflects the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale. See Note 6, “Receivables Held for Sale” for additional information.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Deferred origination fees totaled $240 million and $254 million at June 30, 2012 and December 31, 2011, respectively.

Net unamortized premium on our receivables totaled $143 million and $169 million at June 30, 2012 and December 31, 2011, respectively. Unearned income on personal non-credit card receivables totaled $8 million at December 31, 2011, and is included in the receivable balance in the table above. As discussed more fully in Note 6, “Receivables Held for Sale,” during the second quarter of 2012, we moved our entire portfolio of personal non-credit card receivables to held for sale.

Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $3.1 billion at June 30, 2012 are secured by $5.1 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.

HSBC Finance Corporation

Age Analysis of Past Due Receivables  The following tables summarize the past due status of receivables at June 30, 2012 and December 31, 2011. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total Past Due	Current	Total Receivables(1)
June 30, 2012	1 – 29 days	30 – 89 days	90+ days

	(in millions)
Real estate secured:
First lien	$4,964	$3,032	$3,756	$11,752	$19,188	$30,940
Second lien	707	348	253	1,308	2,708	4,016

Total real estate secured receivables(2)	$5,671	$3,380	$4,009	$13,060	$21,896	$34,956

	Days Past Due			Total Past Due	Current	Total Receivables(1)
December 31, 2011	1 – 29 days	30 – 89 days	90+ days

	(in millions)
Real estate secured:
First lien	$5,828	$4,028	$6,248	$16,104	$22,131	$38,235
Second lien	754	416	329	1,499	2,979	4,478

Total real estate secured(2)	6,582	4,444	6,577	17,603	25,110	42,713
Personal non-credit card	686	388	315	1,389	3,807	5,196
Other	-	-	-	-	3	3

Total receivables	$7,268	$4,832	$6,892	$18,992	$28,920	$47,912

(1)

The receivable balances included in this table reflects the principal amount outstanding on the loan and certain basis adjustments to the loan such as deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. However, these basis adjustments to the loans are excluded in other presentations regarding delinquent account balances.

(2)	At June 30, 2012 and December 31, 2011, approximately 56 percent and 57 percent, respectively, of our real estate secured receivables have been either modified and/or re-aged.

Nonaccrual receivables  Nonaccrual consumer receivables and nonaccrual receivables held for sale are all receivables which are 90 or more days contractually delinquent as well as second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables and nonaccrual receivables held for sale are summarized in the following table.

	June 30, 2012(2)	December 31, 2011
	(dollars are in millions)
Nonaccrual receivables:
Real estate secured(1)	$2,536	$6,544
Personal non-credit card	-	330
Nonaccrual receivables held for sale	2,498	-

Total nonaccrual receivables	$5,034	$6,874

(1)

At June 30, 2012 and December 31, 2011, nonaccrual real estate secured receivables include $1.1 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC Finance Corporation

(2)

The significant decrease in nonaccrual receivables and nonaccrual receivables held for sale at June 30, 2012 reflects the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale which are carried at the lower of amortized cost or fair value. See Note 6, “Receivables Held for Sale” for additional information.

The following table provides additional information on our total nonaccrual receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest income that would have been recorded if the nonaccrual receivables had been current in accordance with contractual terms during the period	$249	$246	$462	$436
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period(1)	61	80	80	103

(1)

Portions of the amounts presented above have been written-off as a result of the process to record receivables greater than 180 days contractually delinquent at the lower of amortized cost or fair value of the collateral less cost to sell.

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

The following table presents information about receivables and receivables held for sale which as a result of an account management action taken during the three and six months ended June 30, 2012 became classified as TDR Loans. During the first half of 2012, substantially all of the actions reflect re-aging of past due accounts or loan modifications involving interest rate reductions.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in millions)
Real estate secured:
First lien	$780	$2,048
Second lien	70	258

Total real estate secured	850	2,306
Personal non-credit card	95	266

Total	$945	$2,572

HSBC Finance Corporation

The table below presents information about our receivables and receivables held for sale reported as TDR Loans. As discussed more fully in Note 6, “Receivables Held for Sale,” we transferred our entire personal non-credit card portfolio and a substantial majority of our real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell to held for sale on June 30, 2012. As a result these receivables are now carried at the lower of amortized cost or fair value which creates a lack of comparability between TDR Loan balances as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(in millions)
TDR Loans(1)(2)(3):
Real estate secured:
First lien	$13,360	$13,186
Second lien	1,153	1,057

Total real estate secured(4)	14,513	14,243
Personal non-credit card	599	1,341

Total TDR Loans(6)	$15,112	$15,584

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$3,185	$3,169
Second lien	561	534

Total real estate secured	3,746	3,703
Personal non-credit card	-	706

Total credit loss reserves for TDR Loans(3)(5)	$3,746	$4,409

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.
(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans as well as any charge-off recorded in accordance with our existing charge-off policies. Additionally the carrying amount of TDR Loans classified as held for sale has been reduced by both the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. The following table reflects the unpaid principal balance of TDR Loans:

	June 30, 2012	December 31, 2011
	(in millions)
Real estate secured:
First lien	$16,407	$14,813
Second lien	1,283	1,125

Total real estate secured	17,690	15,938
Personal non-credit card	1,283	1,341

Total TDR Loans	$18,973	$17,279

(3)

At June 30, 2012, $2.4 billion of TDR Loans were reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of amortized cost or fair value. At December 31, 2011, there were no TDR Loans reported as receivables held for sale.

(4)

At June 30, 2012 and December 31, 2011, TDR Loans held for investment totaling $671 million and $2.5 billion, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

(6)

TDR Loan balances at June 30, 2012 were impacted by the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to held for sale and are now carried at the lower of amortized cost or fair value. At June 30, 2012, we reduced the carrying values of our first lien real estate secured TDR Loans by $901 million and our personal non-credit card TDR Loans by $673 million as a result of transferring these receivables to held for sale. See Note 6, “Receivables Held for Sale,” for additional information.

HSBC Finance Corporation

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in millions)
Real estate secured:
First lien	$608	$1,430
Second lien	70	155

Total real estate secured	678	1,585
Personal non-credit card	75	202

Total	$753	$1,787

Additional information relating to TDR Loans, including TDR Loans held for sale, is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$14,021	$8,493	$13,864	$8,547
Second lien	1,155	596	1,143	613

Total real estate secured	15,176	9,089	15,007	9,160
Personal non-credit card	1,200	632	1,278	653

Total average balance of TDR Loans	$16,376	$9,721	$16,285	$9,813

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$226	$103	$402	$200
Second lien	27	10	48	17

Total real estate secured	253	113	450	217
Personal non-credit card	46	12	88	25

Total interest income recognized on TDR Loans	$299	$125	$538	$242

(1)

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. This new Accounting Standards Update was applied retrospectively to restructurings occurring on or after January 1, 2011 and reported in our TDR disclosures prospectively beginning in the third quarter of 2011. Therefore, the TDR activity reported for the three and six months ended June 30, 2011 are based on our previous definition of TDR Loans and as such are not directly comparable to the current period amounts.

Consumer Receivable Credit Quality Indicators  Credit quality indicators used for consumer receivables include a loan’s delinquency status, whether the loan is performing and whether the loan is considered a TDR Loan.

HSBC Finance Corporation

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	June 30, 2012(2)		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$5,778	16.88%	$7,605	19.89%
Second lien	371	9.24	500	11.16

Total real estate secured(1)	6,149	16.08	8,105	18.98
Personal non-credit card	74	2.12	486	9.35

Total	$6,223	14.92%	$8,591	17.93%

(1)

At June 30, 2012 and December 31, 2011, dollars of real estate secured receivable delinquency include $1.2 billion and $4.8 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. Additionally, June 30, 2012 includes $2.5 billion of receivables held for sale that are carried at the lower of amortized cost or fair value.

(2)

The transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale has resulted in these receivables being carried at the lower of amortized cost or fair value as previously discussed, which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio for the quarter ended June 30, 2012 and prior periods. As a result, the table below reflects dollars of delinquency and the delinquency ratio as reported and as if these receivables not been transferred to held for sale on June 30, 2012 which excludes both the lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale as well as the credit loss reserves associated with receivables transferred to held for sale which reduced the carrying amount of these receivables.

	As Reported at June 30, 2012		Prior to Transfer to Held For Sale
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$5,778	16.88%	$7,314	20.37%
Second lien	371	9.24	371	9.24

Total real estate secured(1)	6,149	16.08	7,685	19.25
Personal non-credit card	74	2.12	312	6.73

Total	$6,223	14.92%	$7,997	17.95%

Nonperforming The status of consumer receivables and consumer receivables held for sale is summarized in the following table:

	Performing Loans	Nonperforming Loans	Total
	(in millions)
At June 30, 2012:
Real estate secured(1)(2)	$32,420	$2,536	$34,956
Receivables held for sale	4,258	2,498	6,756

Total	$36,678	$5,034	$41,712	(3)

At December 31, 2011:
Real estate secured(1)	$36,169	$6,544	$42,713
Personal non-credit card	4,866	330	5,196

Total(2)	$41,035	$6,874	$47,909

HSBC Finance Corporation

(1)

At June 30, 2012 and December 31, 2011, nonperforming real estate secured receivables held for investment include $1.1 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)

At June 30, 2012 and December 31, 2011, nonperforming real estate secured receivables held for investment include $1.5 billion and $3.0 billion, respectively, which are TDR Loans, some of which may also be carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)

The significant decrease in total nonaccrual receivables at June 30, 2012 largely reflects the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale which are carried at the lower of amortized cost or fair value. See Note 6, “Receivables Held for Sale” for additional information.

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

The following table summarizes the outstanding balances of interest-only loans and stated income loans in our receivable and receivables held for sale portfolios at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in billions)
Interest-only loans(1)	$.8	$1.0
Stated income loans	1.8	2.2

(1)

Receivable classification as an interest-only loan is based on the classification at the time of receivable origination and does not reflect any changes in the classification that may have occurred as a result of any loan modification or because the interest-only period has expired. Some of our interest-only loans may also be classified as stated income loans based on the type underwriting on the loan.

At June 30, 2012 and December 31, 2011, interest-only and stated income loans comprised 6 percent and 7 percent, respectively of real estate secured receivables.

Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at June 30, 2012 and December 31, 2011. The following table reflects the percentage of consumer receivables and receivables held for sale by state which individually account for 5 percent or greater of our portfolio as of June 30, 2012 and December 31, 2011.

	Percentage of Receivables and Receivables Held for Sale At June 30, 2012			Percentage of Receivables and Receivables Held for Sale At December 31, 2011
	Real Estate Secured	Personal Non- Credit Card	Total	Real Estate Secured	Personal Non- Credit Card	Total
California	9.4%	4.7%	9.0%	9.5%	5.1%	9.1%
New York	7.4	6.8	7.3	7.2	6.8	7.2
Pennsylvania	6.2	6.9	6.3	6.1	6.7	6.2
Florida	5.9	5.7	5.8	5.9	5.8	5.9
Ohio	5.5	6.4	5.6	5.5	6.3	5.6

HSBC Finance Corporation

5.     Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Credit loss reserves at beginning of period	$5,865	$4,944	$5,952	$5,512
Provision for credit losses	738 (1)	583	1,529 (1)	1,291
Net charge-offs:
Charge-offs	(799)	(1,078)	(1,778)	(2,495)
Recoveries	102	141	203	282

Total net charge-offs	(697)	(937)	(1,575)	(2,213)
Reserves on receivables transferred to held for sale(1)	(1,298)	-	(1,298)	-

Credit loss reserves at end of period	$4,608	$4,590	$4,608	$4,590

(1)

Includes $112 million during the three and six months ended June 30, 2012 related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 6, “Receivables Held for Sale,” for additional information. This amount was recorded as a provision for credit losses and included in the total of reserves on receivables transferred to held for sale. There was no lower of cost or fair value adjustment allocated to credit for the real estate secured receivables as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the loans to held for sale.

During the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans which otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. Therefore, credit loss reserves at June 30, 2012 and the provision for credit losses during the three and six months ended June 30, 2012 are not comparable to the three and six months ended June 30, 2011.

As discussed above, credit loss reserves at June 30, 2012 have also been impacted by the transfer of our entire portfolio of personal non-credit card receivables and certain real estate secured receivables to held for sale. See Note 6, “Receivables Held for Sale,” for additional information.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three and six months ended June 30, 2012 and 2011:

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien

	(in millions)
Three Months Ended June 30, 2012:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$4,171	$779	$915	$-	$5,865
Provision for credit losses	508	90	140 (2)	-	738
Net charge-offs:
Charge-offs	(497)	(134)	(168)	-	(799)
Recoveries	9	15	78	-	102

Net charge-offs	(488)	(119)	(90)	-	(697)
Reserves on receivables transferred to held for sale	(333)	-	(965)	-	(1,298)

Credit loss reserve balance at end of period	$3,858	$750	$-	$-	$4,608

Reserve components:
Collectively evaluated for impairment	$625	$187	$-	$-	$812
Individually evaluated for impairment(1)	3,144	561	-	-	3,705
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	82	1	-	-	83
Loans acquired with deteriorated credit quality	7	1	-	-	8

Total credit loss reserves	$3,858	$750	$-	$-	$4,608

Receivables:
Collectively evaluated for impairment	$18,614	$2,790	$-	$-	$21,404
Individually evaluated for impairment(1)	10,918	1,153	-	-	12,071
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	1,373	68	-	-	1,441
Receivables acquired with deteriorated credit quality	35	5	-	-	40

Total receivables	$30,940	$4,016	$-	$-	$34,956

Three Months Ended June 30, 2011:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$3,167	$694	$1,083	$-	$4,944
Provision for credit losses	406	133	44	-	583
Net charge-offs:
Charge-offs	(580)	(208)	(290)	-	(1,078)
Recoveries	9	16	116	-	141

Net charge-offs	(571)	(192)	(174)	-	(937)

Credit loss reserve balance at end of period	$3,002	$635	$953	$-	$4,590

Reserve components:
Collectively evaluated for impairment	$1,182	$413	$953	$-	$2,548
Individually evaluated for impairment(1)	1,694	218	-	-	1,912
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	113	2	-	-	115
Loans acquired with deteriorated credit quality	13	2	-	-	15

Total credit loss reserves	$3,002	$635	$953	$-	$4,590

Receivables:
Collectively evaluated for impairment	$28,579	$4,262	$5,397	$3	$38,241
Individually evaluated for impairment(1)	6,775	568	615	-	7,958
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	5,283	83	-	-	5,366
Receivables acquired with deteriorated credit quality	35	6	-	-	41

Total receivables	$40,672	$4,919	$6,012	$3	$51,606

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien

	(in millions)
Six Months Ended June 30, 2012:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$-	$5,952
Provision for credit losses	1,150	221	158 (2)	-	1,529
Net charge-offs:
Charge-offs	(1,065)	(324)	(389)	-	(1,778)
Recoveries	17	30	156	-	203

Net charge-offs	(1,048)	(294)	(233)	-	(1,575)
Reserves on receivables transferred to held for sale	(333)	-	(965)	-	(1,298)

Credit loss reserve balance at end of period	$3,858	$750	$-	$-	$4,608

Six Months Ended June 30, 2011:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$3,355	$832	$1,325	$-	$5,512
Provision for credit losses	991	238	62	-	1,291
Net charge-offs:
Charge-offs	(1,363)	(468)	(664)	-	(2,495)
Recoveries	19	33	230	-	282

Net charge-offs	(1,344)	(435)	(434)	-	(2,213)

Credit loss reserve balance at end of period	$3,002	$635	$953	$-	$4,590

(1)

These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $671 million and $1.7 billion at June 30, 2012 and 2011, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $41 million and $36 million at June 30, 2012 and 2011, respectively.

(2)

Includes $112 million during the three and six months ended June 30, 2012 related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale at June 30, 2012. See Note 6, “Receivables Held for Sale,” for additional information.

6.    Receivables Held for Sale

As discussed in prior filings, we have been engaged in an on-going evaluation of the optimal size of our balance sheet taking into consideration our liquidity, capital and funding requirements. Based on this on-going evaluation, we have identified a pool of real estate secured receivables for which we no longer have the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012 and recorded a lower of amortized cost or fair value adjustment. We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. This pool of receivables includes a substantial majority of our real estate receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the primary source for repayment. However, as we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differing loss estimates and/or differing times to collect outstanding balances than we as the servicer of these receivables believe would be the case. A third party investor’s discount rates would also reflect these differences in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which results in a lower estimate of fair value for the cash flows associated with the receivables.

HSBC Finance Corporation

We currently believe, based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, that a portion of the real estate secured receivables classified as held for sale will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less costs to sell which we expect will represent a higher value than the price a third party investor would pay to acquire the receivables as explained above. As a result, a portion of the fair value adjustment recorded during the second quarter of 2012 when these receivables were transferred to held for sale will likely be recorded in earnings over time, which could be in the region of 20 percent of the fair value adjustment recorded on these receivables at the time of transfer and will be disclosed in future periods as amounts are recognized. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity.

In addition to the real estate secured receivables discussed above, we also determined we no longer have the intent to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipate these receivables will be sold in the near term. The personal non-credit card receivable portfolio, which was previously held for investment purposes, was transferred to held for sale as of June 30, 2012.

The following table summarizes receivables held for sale:

	June 30, 2012	December 31, 2011
	(in millions)
First lien real estate secured receivables	$3,287	$-
Personal non-credit card	3,469	-

Total receivables held for sale	$6,756	$-

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded during the second quarter of 2012 as part of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to held for sale:

	Total
	(in millions)
Provision for credit losses(1)	$112
Other revenues(2)	1,547	(3)

Lower of amortized cost or fair value adjustment	$1,659

(1)

A portion of the lower of amortized cost or fair value adjustment attributable to credit for personal non-credit card receivables was recorded as a provision for credit losses. This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale. There was no lower of cost or fair value adjustment allocated to credit for the real estate secured receivables as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the loans to held for sale.

(2)

Reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity and is recorded as a component of total other revenues in the consolidated statement of income (loss).

(3)	Includes $6 million related to the write-off of HSBC acquisition purchase accounting fair value adjustments which is not included in the receivable balance.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

At June 30, 2012 and December 31, 2011, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At June 30, 2012 and December 31, 2011, we provided third party swap counterparties with $12 million and $10 million of collateral, respectively, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required us to provide collateral to the affiliate of $337 million at June 30, 2012, all of which was paid in cash. At December 31, 2011, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $584 million to us, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At June 30, 2012, we had derivative contracts with a notional value of approximately $30.9 billion, including $30.5 billion outstanding with HSBC Bank USA. At December 31, 2011, we had derivative contracts with a notional value of approximately $40.9 billion, including $40.4 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

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

Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying amount of our debt by $7 million and $36 million at June 30, 2012 and December 31, 2011, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$11	Derivative related liabilities	$(7)	$7
Currency swaps	Derivative financial assets	-	53	Derivative related liabilities	-	-

Total		$-	$64		$(7)	$7

HSBC Finance Corporation

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

	Hedged Item	Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Items		Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Items
			Three Months Ended June 30,				Six Months Ended June 30,
			2012	2011	2012	2011	2012	2011	2012	2011
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income (expense)	$2	$32	$(1)	$(34)	$(3)	$24	$(1)	$(24)
Currency swaps	Fixed rate borrowings	Derivative related income (expense)	(7)	(4)	10	12	(17)	(24)	19	28

Total			$(5)	$28	$9	$(22)	$(20)	$-	$18	$4

Cash Flow Hedges  Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on current derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $406 million and $448 million at June 30, 2012 and December 31, 2011, respectively. We expect $240 million ($155 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$(554)	Derivative related liabilities	$513	$-
Currency swaps	Derivative financial assets	-	441	Derivative related liabilities	(259)	-

Total		$-	$(113)		$254	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassed from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
	(in millions)
Three Months Ended June 30:
Interest rate swaps	$(53)	$(33)	Interest expense	$(1)	$(12)	Derivative related income	$(1)	$-
Currency swaps	39	10	Interest expense	(5)	(6)	Derivative related income	(3)	4

Total	$(14)	$(23)		$(6)	$(18)		$(4)	$4

Six Months Ended June 30:
Interest rate swaps	$37	$22	Interest expense	$(4)	$(23)	Derivative related income	$-	$2
Currency swaps	28	38	Interest expense	(11)	(13)	Derivative related income	(1)	(5)

Total	$65	$60		$(15)	$(36)		$(1)	$(3)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$(926)	Derivative related liabilities	$1,184	$5
Currency swaps and foreign exchange forward contracts	Derivative financial assets	-	38	Derivative related liabilities	(11)	4

Total		$-	$(888)		$1,173	$9

HSBC Finance Corporation

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		(in millions)
Interest rate contracts	Derivative related income (expense)	$(424)	$(168)	$(212)	$(125)
Currency contracts	Derivative related income (expense)	-	1	(4)	1

Total		$(424)	$(167)	$(216)	$(124)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$693	Derivative related liabilities	$(560)	$-
Currency swaps	Derivative financial assets	-	808	Derivative related liabilities	(694)	-

Total		$-	$1,501		$(1,254)	$-

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$25	$137	$40	$136
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	37	87	26	13

Total		$62	$224	$66	$149

HSBC Finance Corporation

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	June 30, 2012	December 31, 2011
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$6,949	$8,140
Currency swaps	6,226	8,195

	13,175	16,335

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	6,612	10,523
Foreign exchange:
Swaps	715	715
Forwards	2	205

	7,329	11,443

Derivatives associated with debt carried at fair value:
Interest rate swaps	7,059	9,700
Currency swaps	3,376	3,376

	10,435	13,076

Total	$30,939	$40,854

The decrease in the notional value of our derivative contracts at June 30, 2012 as compared to December 31, 2011 primarily reflects the maturity of derivative contracts as well as the termination of $4.2 billion of non-qualifying hedges.

8.    Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. At June 30, 2012, fixed rate debt accounted for under FVO totaled $11.8 billion, of which $11.3 billion is included as a component of long-term debt and $466 million is included as a component of due to affiliates. At June 30, 2012, we had not elected FVO for $9.4 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at June 30, 2012 has an aggregate unpaid principal balance of $11.2 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $257 million.

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

HSBC Finance Corporation

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$12	$(87)	$91	$132
Credit risk component	18	108	(461)	(65)

Total mark-to-market on debt designated at fair value	30	21	(370)	67
Mark-to-market on the related derivatives(1)	(46)	66	(162)	(174)
Net realized gains on the related derivatives	108	158	228	323

Gain (loss) on debt designated at fair value and related derivatives	$92	$245	$(304)	$216

(1)

Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $144 million and $84 million during the three and six months ended June 30, 2012, respectively, compared to a loss of $115 million and $292 million during the three and six months ended June 2011, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $144 million and $84 million during the three and six months ended June 30, 2012, respectively, compared to a gain of $115 million and $292 million during the three and six months ended June 30, 2011, respectively

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $602 million and $232 million at June 30, 2012 and December 31, 2011, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•

Interest rate curve – During the three and six months ended June 30, 2012 changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. A decrease in US interest rates during the second quarter of 2011 resulted in a loss on the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. Although long-term U.S. interest rates were marginally lower during the six months ended June 30, 2011, we experienced a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivatives driven by market movements on certain debt and related derivatives which will mature in the near term. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes.

HSBC Finance Corporation

•

Credit – Our secondary market credit spreads widened minimally during the three months ended June 30, 2012 due to renewed uncertainty in both the U.S. and European economies. During the six months ended June 30, 2012, our credit spreads tightened on overall positive economic news. During the three months ended June 30, 2011 our secondary market spreads widened due to the continuing concerns with the European sovereign debt crisis and the uncertain economic recovery in the U.S. During the year-ago periods, the widening of credit spreads observed in the second quarter partially offset the tighter spreads recognized during the first quarter of 2011 driven by continued improvement in marketplace liquidity.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the six months ended June 30, 2012 should not be considered indicative of the results for any future periods.

9.    Income Taxes

Effective tax rates are analyzed as follows.

	2012		2011
	(dollars are in millions)
Three Months Ended June 30:
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(858)	(35.0)%	$(118)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(39)	(1.6)	(14)	(4.2)
Adjustment to valuation allowance on deferred tax assets	-	-	(30)	(8.9)
Change in uncertain tax positions	-	-	(4)	(1.2)
Other	(42)	(1.7)	-	-

Total income tax expense (benefit)	$(939)	(38.3)%	$(166)	(49.3)%

Six Months Ended June 30:
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(1,136)	(35.0)%	$(303)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(40)	(1.2)	(27)	(3.1)
Adjustment of tax rate used to value deferred taxes	(7)	(.2)	-	-
Adjustment to valuation allowance on deferred tax assets	-	-	(141)	(16.3)
Change in uncertain tax positions	-	-	(4)	(.5)
Other	(44)	(1.4)	3	.3

Total income tax expense (benefit)	$(1,227)	(37.8)%	$(472)	(54.6)%

The effective tax rate for the three and six months ended June 30, 2012 was impacted by state taxes, including a prior period adjustment to the current state liability account. The effective tax rate for the six months ended June 30, 2012 was also impacted by a change in state tax rates used to value deferred taxes. The effective tax rate for the three and six months ended June 30, 2011 was impacted by the release of valuation allowance previously established on foreign tax credits and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

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

HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.8 billion and $3.3 billion as of June 30, 2012 and December 31, 2011, respectively.

During the second quarter of 2011, we reached a pending resolution of an issue with the Internal Revenue Service (“IRS”) Appeals Office covering the tax periods 1998 through 2005. The settlement agreement with the IRS is currently under Joint Committee on Taxation review. We anticipate finalizing the resolution of this matter within the next twelve months. There is no resulting impact to our uncertain tax reserves.

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

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $85 million and $96 million at June 30, 2012 and December 31, 2011.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $95 million and $88 million at June 30, 2012 and December 31, 2011.

HSBC Finance Corporation

10.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	2012	2011
	(in millions)
Three Months Ended June 30:
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(439)	$(510)
Other comprehensive income for period:
Net losses arising during period, net of tax of $(5) million and $(7) million, respectively	(9)	(15)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $7 million, respectively	4	10

Total other comprehensive income for period	(5)	(5)

Balance at end of period	(444)	(515)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$93	$67
Reclassification of unrealized (gains) losses on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	1	-
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $13 million and $9 million, respectively	23	16
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(4) million and $(5) million, respectively	(8)	(8)

Total other comprehensive income for period	16	8

Balance at end of period	109	75

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$-	$(4)
Reclassification of unrealized gains (losses) on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	(1)	-
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	-	(1)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively	1	-

Total other comprehensive loss for period	-	(1)

Balance at end of period	-	(5)

Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	-
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $- million and $- million, respectively	-	-
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively	1	1

Total other comprehensive income for period	1	1

Balance at end of period	(10)	1

Foreign currency translation adjustments:
Balance at beginning of period	12	15
Other comprehensive loss for period:
Translation gains (losses), net of tax of $(1) million and $1 million, respectively	(5)	1
Reclassification adjustment for translation (gains) losses realized in net income, net of tax of $- million and $- million, respectively	-	-

Total other comprehensive income for period	(5)	1

Balance at end of period	7	16

Total accumulated other comprehensive loss at end of period	$(338)	$(428)

HSBC Finance Corporation

	2012	2011
	(in millions)
Six Months Ended June 30:
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(494)	$(575)
Other comprehensive income for period:
Net gains arising during period, net of tax of $24 million and $24 million, respectively	41	38
Reclassification adjustment for losses realized in net income, net of tax of $5 million and $14 million, respectively	9	22

Total other comprehensive income for period	50	60

Balance at end of period	(444)	(515)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$102	$78
Reclassification of unrealized (gains) losses on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	1	-
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $8 million and $4 million, respectively	15	7
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(4) million and $(6) million, respectively	(9)	(10)

Total other comprehensive income for period	7	(3)

Balance at end of period	109	75

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$-	$(4)
Reclassification of unrealized (gains) losses on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	(1)	-
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	-	(1)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively	1	-

Total other comprehensive loss for period	-	(1)

Balance at end of period	-	(5)

Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	-
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $- million and $- million, respectively	-	-
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively	1	1

Total other comprehensive income for period	1	1

Balance at end of period	(10)	1

Foreign currency translation adjustments:
Balance at beginning of period	7	10
Other comprehensive loss for period:
Translation gains (losses), net of tax of $- million and $2 million, respectively	-	6
Reclassification adjustment for translation (gains) losses realized in net income, net of tax of $- million and $- million, respectively	-	-

Total other comprehensive income for period	-	6

Balance at end of period	7	16

Total accumulated other comprehensive loss at end of period	$(338)	$(428)

HSBC Finance Corporation

11.     Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in millions)
Service cost – benefits earned during the period	$3	$2	$4	$3
Interest cost on projected benefit obligation	12	9	21	17
Expected return on assets	(17)	(11)	(27)	(19)
Recognized losses	7	4	12	8

Pension expense	$5	$4	$10	$9

Pension expense was flat during the three and six months ended June 30, 2012 as higher expected returns on plan assets due to higher asset levels, including additional contributions to the Plan during 2012 and 2011, were offset by higher interest costs and recognized losses.

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost – benefits earned during the period	$-	$-	$-	$-
Interest cost	2	1	3	2

Pension expense	$2	$1	$3	$2

HSBC Finance Corporation

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

	June 30, 2012	December 31, 2011
	(in millions)
Assets:
Cash	$960	$209
Interest bearing deposits with banks	-	-
Securities purchased under agreements to resell	1,397	920
Derivative related assets	180	-
Other assets	101	124

Total assets	$2,638	$1,253

Liabilities:
Due to affiliates (includes $466 million and $447 million at June 30, 2012 and December 31, 2011, respectively, carried at fair value)	$8,030	$8,262
Derivative related liabilities	-	25
Other liabilities(1)	72	47

Total liabilities	$8,102	$8,334

(1)

Other liabilities includes $4 million and $55 million at June 30, 2012 and December 31, 2011, respectively, related to accrued interest receivable on derivative positions and other amounts with affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$2	$2	$4
Interest expense paid to HSBC affiliates(1)	(141)	(143)	(280)	(296)

Net interest income (loss)	(140)	(141)	(278)	(292)

Gain/(loss) on FVO debt with affiliate	(5)	5	(19)	(7)

HSBC affiliate income:
Servicing and other fees from HSBC affiliates:
Real estate secured servicing and related fees from HSBC Bank USA	2	3	5	6
Other servicing, processing, origination and support revenues	3	3	5	5
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	4	-	8	2

Total servicing and other fees from HSBC affiliates	9	6	18	13

Support services from HSBC affiliates	(79)	(72)	(145)	(139)

Stock based compensation expense with HSBC	(2)	(2)	(4)	(4)

(1)

Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)

Rental revenue/(expense) from HTSU totaled $4 million and $7 million during the three and six months ended June 30, 2012, respectively, compared to $(2) million and less than $(1) million in the year-ago periods.

HSBC Finance Corporation

Transactions with HSBC USA Inc., including HSBC Bank USA:

•

In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At June 30, 2012 and December 31, 2011, we were servicing receivables totaling $1.3 billion. Servicing fees for these receivables totaled $1 million and $2 million during the three and six months ended June, 2012, respectively, as compared to $2 million and $3 million during the year-ago periods.

•

Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate secured receivable servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. The following table summarizes fees received and paid during the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fees received from HSBC Bank USA	$1	$1	$3	$3
Fees paid to HSBC Bank USA	1	2	3	4

•

In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three and six months ended June 30, 2012, we paid $14 million and $28 million, respectively, for services we received from HSBC Bank USA compared to $15 million and $32 million during the three and six months ended June 30, 2011, respectively.

•

During the fourth quarter of 2011, HSBC USA Inc. extended a $3.0 billion 364-day uncommitted revolving credit agreement to us which allows for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase the $3.0 billion 364-day uncommitted revolving credit agreement with HSBC USA inc. to $4.0 billion. As of June 30, 2012 and December 31, 2011 there were no amounts outstanding under this loan agreement.

•

HSBC Bank USA extended a secured $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This is a 364 day credit facility which currently matures in November 2012. There were no balances outstanding at June 30, 2012 or December 31, 2011.

•	In May 2012, HSBC USA Inc. extended a $2.0 billion 364-day committed revolving credit facility to us. As of June 30, 2012, there were no amounts outstanding under this credit facility.

Transactions with HSBC USA Inc. and HSBC Bank USA involving our Discontinued Operations:

•

As it relates to our discontinued credit card operations, in January 2009 we sold our GM and UP portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale but retained the customer account relationships. In December 2004, we sold our private label receivable portfolio (excluding

HSBC Finance Corporation

retail sales contracts at our Consumer Lending business) to HSBC Bank USA and also retained the customer account relationships. In July 2004, we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA. In each of these transactions, we agreed to sell on a daily basis all new receivable originations on these account relationships to HSBC Bank USA and serviced these receivables for a fee. As discussed in Note 2, “Discontinued Operations,” on May 1, 2012, we sold our Card and Retail Services business to Capital One, which included these account relationships and receivables.

Intangible assets of our discontinued credit card operations at December 31, 2011 included $29 million, net, that related to the account relationships we purchased from HSBC Bank USA in July 2004 as discussed above. In March 2012, we sold these account relationships to HSBC Bank USA resulting in a gain of $79 million during the first quarter of 2012 which is included as a component of income from discontinued operations.

The following table summarizes the receivable portfolios we serviced for HSBC Bank USA at December 31, 2011 as well as the cumulative amount of receivables sold on a daily basis, gains recorded on these sales as well as servicing fees recognized during the three and six months ended June 30, 2012 and 2011:

		Credit Cards
	Private Label	General Motors	Union Privilege	Other	Total
	(in billions)
Receivables serviced for HSBC Bank USA:
June 30, 2012	$-	$-	$-	$-	$-
December 31, 2011	12.8	4.1	3.5	2.0	22.4
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended June 30, 2012(1)	$1.1	$1.0	$.3	$.1	$2.5
Three months ended June 30, 2011	3.6	3.3	.8	1.1	8.8
Six months ended June 30, 2012(1)	4.4	3.9	1.0	1.1	10.4
Six months ended June 30, 2011	6.8	6.4	1.5	2.0	16.7

(1)	Amounts shown for 2012 represent totals from the beginning of the period through May 1, 2012, the date of the sale of our Card and Retail Services business to Capital One.

Gains on the daily sales of the receivables discussed above, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $10 million and $89 million during the three and six months ended June 30, 2012, respectively, compared to $148 million and $261 million during the year-ago periods. Fees received for servicing these receivable portfolios through April 30, 2012, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), $50 million and $207 million during the three and six months ended June 30, 2012, respectively, compared to $156 million and $305 million during the year-ago periods.

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

•

HSBC Bank USA had extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”) which was part of our credit card operations. There were no balances outstanding at December 31, 2011. This credit facility was terminated in May 2012.

HSBC Finance Corporation

•

We had extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at December 31, 2011. This credit facility was terminated in May 2012.

Transactions with HSBC Holdings plc:

•

We have a commercial paper back-stop credit facility of $1.1 billion at both June 30, 2012 and December 31, 2011 from HSBC supporting our domestic issuances of commercial paper of which $600 million matures in September 2012 and $500 million matures in September 2014. No balances were outstanding under these credit facilities at either June 30, 2012 or December 31, 2011. The annual commitment fee requirement to support availability of this line is included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

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

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collections and accounting functions. The expenses related to these services of $3 million and $6 million during the three and six months ended June 30, 2012, respectively, are included as a component of Support services from HSBC affiliates in the table above. The expenses related to these services during the three and six months ended June 30, 2011, totaled $2 million and $6 million, respectively. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $30.5 billion and $40.4 billion at June 30, 2012 and December 31, 2011, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required us to provide collateral to the affiliate of $337 million at June 30, 2012, all of which was paid in cash. At December 31, 2011, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $584 million to us, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•

Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At June 30, 2012 and December 31, 2011, due to affiliates includes $466 million and $447 million, respectively, carried at fair value under FVO reporting. During the three and six months ended June 30, 2012, gain/(loss) on debt designated at fair value and related derivatives includes $(5) million and $(19) million, respectively, related to these debt issuances, compared to $5 million and $(7) million during the year-ago periods.

HSBC Finance Corporation

•

During the first quarter of 2012, we executed two new $250 million loan agreements with HSBC Investments (Bahamas) Limited maturing in August 2012 and September 2012, respectively. As of June 30, 2012, $500 million was outstanding under these loan agreements.

•

During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of both June 30, 2012 and December 31, 2011, $600 million was outstanding under this loan agreement.

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (Trinkaus) maturing in December 2012. As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under this loan agreement.

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. This facility is secured by a $500 million deposit at HSBC Bank USA. As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under this loan agreement.

•

During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan to HSBC North America with the issuance of 1,000 shares of Series C preferred stock to HINO for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $21 million and $43 million during the three and six months ended June 30, 2012, respectively, compared to $22 million and $47 million during the three and six months ended June 30, 2011.

•

In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. This deposit was withdrawn during the third quarter of 2011. Interest income earned on this deposit during the three and six months ended June 30, 2011 which is included in interest income from HSBC affiliates in the table above, was not material.

•

We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities totaled $1 million and $2 million during the three and six months ended June 30, 2012, respectively, and is reflected as interest income from HSBC affiliates in the table above. Interest income recognized during the three and six months ended June 30, 2011 totaled $1 million and $2 million, respectively.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•

Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 11, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•

We guaranteed the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada through May 2012 when the notes were paid in full. During the three and six months ended June 30, 2012, we recorded fees of less then $1 million in both periods, for providing this guarantee, compared to fees of $2 million and $3 million during the year-ago periods. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee which is included as a component of income from discontinued operations. As previously discussed, we have decided to sell our Insurance business. We will continue to distribute insurance products for HSBC Bank Canada until such time as our Insurance business is sold. Fees paid to HSBC Bank Canada for distributing insurance are reflected in the table above.

HSBC Finance Corporation

13.    Business Segments

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

As previously discussed in Note 2, “Discontinued Operations,” during the second quarter we began reporting our Insurance and Commercial businesses, which had previously been included in the “All Other” caption, as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the second quarter 2012, the results of our Insurance and Commercial businesses are no longer included in our segment reporting.

The All Other caption includes our corporate and treasury activities, which includes the impact of FVO debt. Each of these falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. With the sale of our Card and Retail Services business completed on May 1, 2012 and upon the completion of the sale of our Insurance business as more fully discussed in Note 2, “Discontinued Operations,” our corporate and treasury activities will solely be supporting our Consumer segment. As a result, beginning in 2013 we will report these activities within the Consumer Segment and no longer report an “All Other” caption within segment reporting.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting other than the items discussed above as compared with the presentation in our 2011 Form 10-K.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	Consumer	All Other	Adjustments Reconciling Items		IFRS Basis Consolidated Totals	IFRS Adjustments(2)	IFRS Reclassifications(3)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended June 30, 2012:
Net interest income	$593	$27	$-		$620	$(127)	$(102)	$391
Other operating income (Total other revenues)	(6)	(422)	(1	)(1)	(429)	(1,550)	114	(1,865)

Total operating income (loss)	587	(395)	(1)		191	(1,677)	12	(1,474)
Loan impairment charges (Provision for credit losses)	721	(1)	-		720	18	-	738

	(134)	(394)	(1)		(529)	(1,695)	12	(2,212)
Operating expenses	221	1	(1)		221	6	12	239

Profit (loss) before tax	$(355)	$(395)	$-		$(750)	$(1,701)	$-	$(2,451)

Intersegment revenues	11	(10)	(1	)(1)	-	-	-
Balances at end of period:
Customer loans (Receivables)	$44,372	$300	$-		$44,672	$(9,417)	$(299)	$34,956
Assets	42,688	10,008	-		52,696	(3,383)	(22)	49,291

Three Months Ended June 30, 2011:
Net interest income	$670	$156	$-		$826	$(162)	$(153)	$511
Other operating income (Total other revenues)	(10)	(67)	(6	)(1)	(83)	39	162	118

Total operating income (loss)	660	89	(6)		743	(123)	9	629
Loan impairment charges (Provision for credit losses)	873	-	-		873	(290)	-	583

	(213)	89	(6)		(130)	167	9	46
Operating expenses	226	151	(6)		371	3	9	383

Profit (loss) before tax	$(439)	$(62)	$-		$(501)	$164	$-	$(337)

Intersegment revenues	21	(15)	(6	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$51,978	$1,910	$-		$53,888	$(372)	$(1,910)	$51,606
Assets	51,001	10,934	-		61,935	(3,251)	-	58,684

Six Months Ended June 30, 2012:
Net interest income	$1,190	$74	$-		$1,264	$(249)	$(216)	$799
Other operating income (Total other revenues)	(37)	(701)	(7	)(1)	(745)	(1,563)	248	(2,060)

Total operating income (loss)	1,153	(627)	(7)		519	(1,812)	32	(1,261)
Loan impairment charges (Provision for credit losses)	1,576	(1)	-		1,575	(46)	-	1,529

	(423)	(626)	(7)		(1,056)	(1,766)	32	(2,790)
Operating expenses	404	13	(7)		410	12	32	454

Profit (loss) before tax	$(827)	$(639)	$-		$(1,466)	$(1,778)	$-	$(3,244)

Intersegment revenues	23	(16)	(7	)(1)	-	-	-	-
Six Months Ended June 30, 2011:
Net interest income	$1,327	$238	$-		$1,565	$(296)	$(314)	$955
Other operating income (Total other revenues)	(42)	(203)	(12	)(1)	(257)	18	396	157

Total operating income (loss)	1,285	35	(12)		1,308	(278)	82	1,112
Loan impairment charges (Provision for credit losses)	2,150	(1)	-		2,149	(858)	-	1,291

	(865)	36	(12)		(841)	580	82	(179)
Operating expenses	460	149	(12)		597	7	82	686

Profit (loss) before tax	$(1,325)	$(113)	$-		$(1,438)	$573	$-	$(865)

Intersegment revenues	34	(22)	(12	)(1)	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

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

Other Operating Income (Total Other Revenues)

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

Other-than-temporary impairments – Under U.S. GAAP, a decline in fair value of an available-for-sale debt security below its amortized cost is considered to be other than temporarily impaired under certain conditions. IFRSs do not have an “other than temporary” impairment concept. Under IFRSs, a decline in fair value of an

HSBC Finance Corporation

available-for-sale debt security below its amortized cost is considered evidence of impairment if the decline can, at least partially, be attributed to an incurred loss event that impacts the estimated future cash flows of the security (i.e., a credit loss event). Thus a security may not be considered impaired if the decline in value is the result of events that do not negatively impact the estimated future cash flows of the security (e.g., an increase in the risk-free interest rate). However, until the entity sells the security, it will have to assess the security for credit losses at each reporting date.

Another difference between U.S. GAAP and IFRSs is the amount of the loss that an entity recognizes in earnings on an impaired (other-than-temporarily impaired for U.S. GAAP) available-for-sale debt security. Under U.S. GAAP, if an entity has decided to sell a debt security whose fair value has declined below its amortized cost, or will be more likely than not required to sell the debt security before it recovers its amortized cost basis, it will recognize an impairment loss in earnings equal to the difference between the debt security’s carrying amount and its fair value. If the entity has not decided to sell the debt security and will not be more likely than not required to sell the debt security before it recovers its amortized cost basis, but nonetheless expects that it will not recover the security’s amortized cost basis, it will bifurcate the impairment loss into a credit loss component and a non-credit loss component, and recognize the credit loss component in earnings and the non-credit loss component in other comprehensive income. Under IFRSs, the entity recognizes the entire decline in fair value below amortized cost in earnings.

REO expense – Other revenues under IFRSs includes losses on sale and the lower of amortized cost or fair value of the collateral less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.

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

As discussed above, under U.S. GAAP when receivables are transferred to held for sale they are carried at the lower of amortized cost or fair value and no further provision for credit losses is recorded subsequent to the transfer. IFRS requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S. GAAP but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39. Additionally, under U.S. GAAP the credit risk component of the initial lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.

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

Operating Expenses

Pension and other postretirement benefits cost – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). Additionally, in the fourth quarter of 2011 an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension cost over the remaining life expectancy of the participants.

Share-based bonus arrangements – Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.

Assets

Customer loans (Receivables) – On an IFRSs basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP which results in receivables generally being reported as held for sale later than under U.S. GAAP. IFRSs also allows for reversals of write-downs to fair value on secured loans when collateral values have improved, which is not permitted under U.S. GAAP.

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$6	$-	$-	$-
Receivables, net	4,440	-	4,486	-
Available-for-sale investments	-	-	4	-
Long-term debt	-	3,095	-	3,315

Subtotal	$4,446	$3,095	$4,490	$3,315

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs We are involved with VIEs related to low income housing partnerships, leveraged lease and investments in community partnerships that were not consolidated at June 30, 2012 or December 31, 2011 because we are not the primary beneficiary. At both June 30, 2012 and December 31, 2011, we have assets totaling less than $1 million on our consolidated balance sheet, which represents our maximum exposure to loss for these VIEs.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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

Fair Value of Financial Instruments The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at June 30, 2012 and December 31, 2011.

	June 30, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in millions)
Financial assets:
Cash	$967	$967	$967	$-	$-	$215	$215
Interest bearing deposits with banks	2,830	2,830	-	2,830	-	1,140	1,140
Securities purchased under agreement to resell	1,697	1,697	-	1,697	-	920	920
Securities	151	151	39	112	-	188	188
Consumer receivables:
Real estate secured:
First lien	27,846	19,950	-	-	19,950	34,960	24,438
Second lien	3,427	1,094	-	-	1,094	3,828	1,110

Total real estate secured	31,273	21,044	-	-	21,044	38,788	25,548
Personal non-credit card	-	-	-	-	-	4,308	3,180

Total consumer receivables	31,273	21,044	-	-	21,044	43,096	28,728
Receivables held for sale	6,756	6,756	-	-	6,756	-	-
Due from affiliates	101	101	-	101	-	124	124
Derivative financial assets	183	183	-	183	-	-	-
Financial liabilities:
Commercial paper	$302	$302	$-	$302	$-	$4,026	$4,026
Due to affiliates carried at fair value	466	466	-	466	-	447	447
Due to affiliates	7,564	7,444	-	7,444	-	7,815	7,514
Long-term debt carried at fair value	11,288	11,288	-	11,288	-	13,664	13,664
Long-term debt not carried at fair value	22,302	22,088	-	19,404	2,684	26,126	25,090
Derivative financial liabilities	-	-	-	-	-	26	26

HSBC Finance Corporation

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor discount rates reflect this difference in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at June 30, 2012 and December 31, 2011 reflect these market conditions.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
		(in millions)
June 30, 2012:
Derivative financial assets:
Interest rate swaps	$-	$617	$-	$-	$617
Currency swaps	-	1,185	-	-	1,185
Derivative netting	-	-	-	(1,619)	(1,619)

Total derivative financial assets	-	1,802	-	(1,619)	183
Available-for-sale securities:
U.S. government sponsored enterprises	-	1	-	-	1
U.S. corporate debt securities	-	62	-	-	62
Foreign debt securities:
Government	-	3	-	-	3
Corporate	-	45	-	-	45
Equity securities	10	-	-	-	10
Money market funds	29	-	-	-	29
Accrued interest	-	1	-	-	1

Total available-for-sale securities	39	112	-	-	151

Total assets	$39	$1,914	$-	$(1,619)	$334

Due to affiliates carried at fair value	$-	$(466)	$-	$-	$(466)
Long-term debt carried at fair value	-	(11,288)	-	-	(11,288)
Derivative related liabilities:
Interest rate swaps	-	(1,748)	-	-	(1,748)
Currency swaps	-	(221)	-	-	(221)
Derivative netting	-	-	-	1,969	1,969

Total derivative related liabilities	-	(1,969)	-	1,969	-

Total liabilities	$-	$(13,723)	$-	$1,969	$(11,754)

HSBC Finance Corporation

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
		(in millions)
December 31, 2011:
Derivative financial assets:
Interest rate swaps	$-	$973	$-	$-	$973
Currency swaps	-	1,503	-	-	1,503
Derivative netting	-	-	-	(2,476)	(2,476)

Total derivative financial assets	-	2,476	-	(2,476)	-
Available-for-sale securities:
U.S. Treasury	80	-	-	-	80
U.S. government sponsored enterprises	-	1	-	-	1
U.S. corporate debt securities	-	57	-	-	57
Foreign debt securities:
Corporate	-	26	-	-	26
Equity securities	10	-	-	-	10
Money market funds	13	-	-	-	13
Accrued interest	-	1	-		1

Total available-for-sale securities	103	85	-	-	188

Total assets	$103	$2,561	$-	$(2,476)	$188

Due to affiliates carried at fair value	$-	$(447)	$-	$-	$(447)
Long-term debt carried at fair value	-	(13,664)	-	-	(13,664)
Derivative related liabilities:
Interest rate swaps	-	(1,762)	-	-	(1,762)
Currency swaps	-	(163)	-	-	(163)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-		1,902	1,902

Total derivative related liabilities	-	(1,928)	-	1,902	(26)

Total liabilities	$-	$(16,039)	$-	$1,902	$(14,137)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

The following table provides additional detail regarding the rating of our U.S. corporate debt securities at June 30, 2012 and December 31, 2011:

	Level 2	Level 3	Total
		(in millions)
June 30, 2012:
AAA to AA(1)	$17	$-	$17
A+ to A-(1)	41	-	41
BBB+ to Unrated(1)	4	-	4
December 31, 2011:
AAA to AA(1)	$26	$-	$26
A+ to A-(1)	25	-	25
BBB+ to Unrated(1)	6	-	6

(1)

We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Standard and Poor’s Corporation and Fitch Ratings. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

Transfers Between Level 1 and Level 2  There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012 or 2011.

Information on Level 3 Assets and Liabilities  There were no assets recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three or six months ended June 30, 2012. The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011.

		Total Gains and (Losses) Included in
	Apr. 1, 2011	Income	Other Comp. Income	Purchases	Issuances	Settlement	Transfers Into Level 3	Transfers Out of Level 3	June 30, 2011	Current Period Unrealized Gains (Losses)
	(in millions)
Assets:
Securities available-for-sale:
Asset-backed securities	$17	$-	$(2)	$-	$-	$-	$-	$-	$15	$(2)

Total assets	$17	$-	$(2)	$-	$-	$-	$-	$-	$15	$(2)

		Total Gains and (Losses) Included in
	Jan. 1, 2011	Income	Other Comp. Income	Purchases	Issuances	Settlement	Transfers Into Level 3	Transfers Out of Level 3	June 30, 2011	Current Period Unrealized Gains (Losses)
	(in millions)
Assets:
Securities available-for-sale:
Asset-backed securities	$18	$-	$(3)	$-	$-	$-	$-	$-	$15	$(1)

Total assets	$18	$-	$(3)	$-	$-	$-	$-	$-	$15	$(1)

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of June 30, 2012				Total Gains (Losses) for the Three Months Ended June 30, 2012	Total Gains (Losses) for the Six Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$-	$-	$3,287	$3,287	$(1,349)	$(1,349)
Personal non-credit card	-	-	3,469	3,469	(310)	(310)

Total receivables held for sale	-	-	6,756	6,756	(1,659)	(1,659)
Real estate owned(1)	-	253	-	253	(27)	(53)

Total assets at fair value on a non-recurring basis	$-	$253	$6,756	$7,009	$(1,686)	$(1,712)

	Non-Recurring Fair Value Measurements as of June 30, 2011				Total Gains (Losses) for the Three Months Ended June 30, 2011	Total Gains (Losses) for the Six Months Ended June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate secured receivables held for sale at fair value	$-	$-	$5	$5	$-	$1
Real estate owned(1)	-	625	-	625	(39)	(114)

Total assets at fair value on a non-recurring basis	$-	$625	$5	$630	$(39)	$(113)

(1)

Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2012:

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Real estate secured receivables held for sale at fair value	$3,287	Third party appraisal valuation based on estimated loss severities, including collateral values, cash flows and market discount rate	Loss severity rates Market discount rate	25%-75% 10%-15%
Personal non-credit card receivables held for sale at fair value	$3,469	Third party appraisal valuation based on estimated loss rates, cash flows and market discount rate	Loss rate	13%-21%
			Market discount rate	10%-15%

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

Securities:  Fair value for our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•

U.S. government sponsored enterprises – As our government sponsored mortgage-backed securities do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

•

U.S. Treasuries – As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

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

HSBC Finance Corporation

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

Receivables and receivables held for sale:  The estimated fair value of our receivables was determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, among other items, value estimates from an HSBC affiliate which reflect over-the-counter trading activity; value estimates from a third party valuation specialist’s measurement of the fair value of a pool of receivables; forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; and trading input from other market participants which includes observed primary and secondary trades. For revolving products, the estimated fair value excludes future draws on the available credit line as well as other items and, therefore, does not include the fair value of the entire relationship.

Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values and market discount rates reflecting management’s estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may hold discussions directly with potential investors. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since some receivables pools may have features which are unique, fair value measurement process uses significant unobservable inputs which are specific to the performance characteristics of the various receivable portfolios.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

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

In December 2011, plaintiffs submitted the report of the Court-appointed claims administrator to the Court. That report stated that the total number of claims that generated an allowed loss was 45,921, and that the aggregate amount of these claims was approximately $2.23 billion. Defendants have submitted their objections to certain claims and the plaintiffs have filed their response. At a conference held before the Court on April 20, 2012, the Court referred the issues relating to the claims to a magistrate judge for resolution. Plaintiffs have objected to this referral and we are awaiting the Court’s ruling. We are also awaiting the Court’s ruling on defendants’ submission addressing the element of reliance in this case. Plaintiff’s are expected to ask the Court to assess pre-judgment interest to be included as part of the Court’s final judgment. We expect the Court’s final judgment to be entered at some point after the claims issues are resolved.

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

HSBC Finance Corporation

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

The parties engaged in a mediation process at the direction of the District Court. On July 13, 2012, MasterCard Incorporated, Visa Inc. and the other defendants, including the HSBC defendants, entered into a Memorandum of Understanding (“MOU”) to settle the class litigations consolidated into MDL 1720. Separately, the same defendants continue to negotiate an agreement to settle all claims brought by individual merchant plaintiffs consolidated into MDL 1720. The MOU for the class litigations sets out a binding obligation to enter into a settlement agreement in the form attached to the MOU. The settlement is subject to: (i) the successful completion of certain appendices regarding class notice, claims, and other procedures, (ii) the successful negotiation of a settlement agreement with the individual merchant plaintiffs, (iii) final court approval of the class settlement and (iv) any necessary internal approvals for the parties. In the fourth quarter of 2011, we increased our litigation reserves to an amount equal to our estimated portion of a potential settlement of this matter.

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

HSBC Finance Corporation

No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and filed notices of settlement of all claims in each respective court. The parties have memorialized the terms and conditions of the settlement in a formal agreement, and submitted the settlement on a consolidated basis for approval by the United States District Court for the Eastern District of Pennsylvania. On February 23, 2012, the District Court granted preliminary approval of the settlement and scheduled the final approval hearing for October 1, 2012. We are adequately reserved for the proposed settlement. A motion for class certification and a motion to defer consideration of class certification pending completion of the settlement were heard in the Chastain action. The motion to defer was granted and the case placed on stay pending progression of the consolidated settlement. The plaintiff in Chastain then sought reconsideration of the District Court’s preliminary approval order. The request was denied and the plaintiff has appealed that ruling.

In October 2011, the Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), alleging similar claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in West Virginia. In addition to damages, the Attorney General is seeking civil money penalties and injunctive relief. The action was initially removed to Federal court. The Attorney General’s motion to remand to State court was granted and we filed a motion to dismiss the compliant in March 2012. In late 2011, we received a similar inquiry from another state’s Attorney General, although no action has yet been filed in that state.

In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, alleging that credit card customers were improperly and deceptively enrolled in various ancillary services, including payment protection plans and without regard to potential eligibility for benefits. In an action captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), the Attorney General alleges claims for unfair and deceptive marketing practices, consumer fraud against elders and unjust enrichment. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to Federal court in May 2012.

In June 2012, the Attorney General for the State of Mississippi filed complaints against six credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In an action captioned Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims that are substantially the same as those made in the West Virginia and Hawaii Attorney General actions consumer protection and unjust enrichment claims in connection with the defendants’ marketing, selling and administering of ancillary services, including payment protection plans. The relief sought includes injunction against deceptive and unfair practices, disgorgement of profits, and civil money penalties.

Governmental and Regulatory Matters

Foreclosure Practices In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the

HSBC Finance Corporation

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

The Servicing Consent Orders require an independent review of foreclosures (“the Foreclosure Review”) pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, industry media advertising, which began in January 2012 and a website at which a borrower can request a review. In June 2012, the Federal Reserve and the OCC released a financial remediation framework for use by the independent consultants to recommend remediation for financial injury identified during the Foreclosure Review. Pursuant to this framework, remediation available to a borrower who is found to have been financially injured as a result of servicer errors could include suspension of a pending foreclosure, loan modification, or a lump sum payment ranging from $500 to $125,000 plus equity in the most egregious cases. Any borrower who receives remediation will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. We expect the costs associated with the Servicing Consent Orders, including the Foreclosure Review, customer outreach plan and complaint process will continue to result in significant increases in our operational expenses in future periods. Any resulting remediation could result in further increased costs.

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

HSBC Finance Corporation

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

Mortgage Securitization Activity In the first half of 2012, we received notice of several claims from investors related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with mortgage-backed securities purchased between 2005 and 2007. We are currently evaluating these claims and discussing them with the investor, but have not concluded that these claims are procedurally or substantively valid. We expect these types of claims to continue and potentially intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.

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

Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted the new disclosure requirements effective January 1, 2012. See Note 15, “Fair Value Measurement,” in these consolidated financial statements.

Presentation of Comprehensive Income In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. We adopted the new guidance effective January 1, 2012. See the Consolidated Statement of Comprehensive Income (Loss) and Note 10, “Accumulated Other Comprehensive Income,” in these consolidated financial statements.

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

Current Environment  The U.S. economy continued its overall weak recovery during the first half of 2012. During the second quarter, first quarter GDP was revised down to 1.9 percent and uncertainty remains an issue as businesses and markets look for clarity on Europe, the health of the U.S. economy and fiscal policy. For the second year in a row, consumer confidence has been on the decline during the second quarter as sovereign debt fears in Europe and domestic fiscal uncertainties are again playing a role in diminishing sentiment and continue to impact interest rates and spreads. Serious threats to economic growth remain, including high energy costs, continued pressure and uncertainty in the housing market and elevated unemployment levels. Businesses continue to be cautious about the underlying strength of demand over the remainder of 2012 and are hesitant about ramping up their hiring activity. Federal Reserve policy makers currently anticipate that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014 and recent worries about the spillover effects of the deepening fiscal crisis in Europe have once again raised the possibility that the Federal Reserve may initiate new action to stimulate economic activity. While home sales have improved since the end of 2011 and the oversupply of homes for sale has been shrinking, in part due to industry-wide foreclosure issues, housing prices continue to remain under pressure in many markets due to elevated foreclosure levels and further declines may be necessary before substantial progress in reducing the inventory of homes occurs.

Mortgage lending industry trends continued to be affected by the following in 2012:

>	Overall levels of delinquencies remain elevated;

HSBC Finance Corporation

>	While we ceased originating mortgage loans in early 2009, mortgage loan originations from 2006 through 2008 continue to perform worse than originations from prior periods;

>

Significant delays in foreclosure proceedings as a result of the broad horizontal review of industry foreclosure practices by the Federal Reserve Board (“Federal Reserve”) and the Office of the Comptroller of the Currency (“OCC”), that culminated in the issuance of consent orders to many servicers;

>	Real estate markets in a large portion of the United States continue to be affected by stagnation or declines in property values experienced over the last few years;

>	Levels of foreclosed properties and properties in the process of being foreclosed remain elevated, which has continued to impact home prices during the first half of 2012; and

>	Tighter lending standards by mortgage lenders, which impact the ability of borrowers to refinance existing mortgage loans.

While the economy continued to add jobs in the first half of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high at 8.2 percent in June 2012. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. Further weakening in any of these components as well as in consumer confidence may result in additional deterioration in consumer payment patterns and credit quality. Weak consumer fundamentals including declines in wage income and a difficult job market continue to influence consumer confidence. Additionally, there is continued uncertainty as to the future course of monetary policy and as to the impact on the economy and consumer confidence as the actions previously taken by the government to restore faith in the capital markets and stimulate consumer spending end. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction may increase demand for properties currently on the market resulting in a stabilization of home prices but may also result in a larger number of vacant properties still pending foreclosure in certain communities creating downward pressure on general property values. Moreover, as servicers begin to increase foreclosure activities and market properties in large numbers, a significant over-supply of housing inventory is likely to occur. This could lead to an increase in loss severity, which would adversely impact our provision for credit losses in future periods.

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact on housing prices that is likely to result in higher loss severities while foreclosures are delayed.

HSBC Finance Corporation

Growing government indebtedness and a large budget deficit have resulted in a downgrade in the U.S. sovereign debt rating by one major rating agency and two major rating agencies placing U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing over the longer term. While the potential effects of the U.S. downgrade are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

Business Focus  As discussed in prior filings, our Insurance business has been under a strategic review since the second half of 2011. As part of this review, we previously decided to cease issuing new term life insurance in the United States effective January 2012. During the second quarter of 2012, we completed our strategic review of this business. We decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with our core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are now part of a disposal group held for sale and we have now reported this business as discontinued operations beginning in the second quarter of 2012. At June 30, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1.7 billion and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $1.0 billion. Upon classification as held for sale, we recognized other-than-temporary impairment on the unrealized loss associated with these securities totaling $1 million as we no longer have the intent to hold these securities until recovery of the unrealized loss. Since the carrying value of the disposal group is greater than its estimated fair value less estimated costs to sell, we recorded an after-tax impairment loss of $164 million in the second quarter of 2012 to reflect the disposal group at the lower of amortized cost or fair value less estimated costs to sell on our balance sheet at June 30, 2012.

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value at the date of closing. Under the terms of the agreement, facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota; and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11.8 billion which resulted in a pre-tax gain of $2.2 billion ($1.4 billion after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.

As a result of the sale of our Card and Retail Services business our credit card banking subsidiary, HSBC Bank Nevada, N.A., no longer has any ongoing business operations and we intend to surrender its national bank charter to the OCC as soon as practicable. We currently anticipate this will occur during the first quarter of 2013.

As discussed in prior filings, we have been engaged in an on-going evaluation of the optimal size of our balance sheet taking into consideration our liquidity, capital and funding requirements. Based on this on-going evaluation, we have identified a pool of real estate secured receivables for which we no longer have the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012. We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. This pool of receivables includes a substantial majority of our real estate receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the primary source for

HSBC Finance Corporation

repayment. However, as we now plan to sell these receivables, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor of receivables would incorporate a number of assumptions in predicting future cash flows, such as differing loss estimates and/or differing times to collect outstanding balances than we as the servicer of these receivables believe would be the case. A third party investor’s discount rates would also reflect these differences in overall cost of capital as well as the potential volatility in the underlying cash flow assumptions, the combination of which results in a lower estimate of fair value for the cash flows associated with the receivables. These receivables have been transferred to held for sale as of June 30, 2012 with a current fair value of $3.3 billion at the time of transfer which resulted in a non-credit lower of cost or fair value adjustment of $1.3 billion which was recorded as a component of other revenues during the three months ended June 30, 2012. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

We currently believe, based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, that a portion of the real estate secured receivables classified as held for sale will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less costs to sell which we expect will represent a higher value than the price a third party investor would pay to acquire the receivables as explained above. As a result, a portion of the fair value adjustment recorded during the second quarter of 2012 when these receivables were transferred to held for sale will likely be recorded in earnings over time, which could be in the region of 20 percent of the fair value adjustment recorded on these receivables at the time of transfer and will be disclosed in future periods as amounts are recognized. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity.

In addition to the real estate secured receivables discussed above, we also determined we no longer have the intent to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipate these receivables will be sold in the near term. The personal non-credit card receivable portfolio was transferred to held for sale as of June 30, 2012 with a current fair value of $3.5 billion at the time of transfer. This resulted in a lower of cost or fair value adjustment of $310 million during the three months ended June 30, 2012 of which $112 million was attributable to credit and recorded as a component of the provision for credit losses and $198 million was attributable to the impact on value caused by current marketplace conditions, including changes in interest rates and liquidity, and was recorded as a component of other revenues. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio, which totaled $35.0 billion at June 30, 2012, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates.

While difficult to project both loan prepayment rates and default rates, based on current experience we expect our runoff real estate secured receivable portfolio (excluding receivables held for sale) to decline to between 40 percent and 50 percent over the next four to five years. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives as well as the impact of our temporary suspension of foreclosure activities.

We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes

HSBC Finance Corporation

to our legal structure, asset levels, or cost structure in support of HSBC’s strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. The workforce reductions have been largely offset, however, by increased staffing related to processing foreclosures as well as for compliance matters. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.

During the first quarter of 2012, we made a decision to wind-down our commercial paper program during the remainder of 2012. During the second quarter of 2012, we ceased new commercial paper issuances and have made significant progress in winding down the commercial paper balances. Commercial paper balances outstanding totaled $302 million at June 30, 2012 as compared to $3.9 billion and $4.0 billion at March 31, 2012 and December 31, 2012, respectively. Any required funding is being integrated into the overall HSBC North America funding plans, sourced primarily through HSBC USA Inc., or through direct support from HSBC and its affiliates.

Performance, Developments and Trends  We reported a net loss of $258 million and $413 million during the three and six months ended June 30, 2012, respectively, compared to a net loss of $48 million and $69 million during the three and six months ended June 30, 2011, respectively.

Loss from continuing operations was $1.5 billion and $2.0 billion during the three and six months ended June 30, 2012, respectively, compared to losses from continuing operations of $171 million and $393 million during the three and six months ended June 30, 2011, respectively. We reported a loss from continuing operations before tax of $2.5 billion and $3.2 billion during the three and six months ended June 30, 2012, respectively, compared to losses from continuing operations before tax of $337 million and $865 million during the three and six months ended June 30, 2011, respectively. Our results in 2012 were significantly impacted by the initial lower of amortized cost or fair value adjustment for certain real estate secured receivables as well as our entire portfolio of personal non-credit card receivables, including the credit component recorded in the provision for credit losses, both of which were transferred to held for sale in June 2012. Additionally, our results in both periods were impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option. In order to better understand the underlying performance trends of our business, the following table summarizes the impact of these items on our loss from continuing operations before tax for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Loss from continuing operations before income tax, as reported	$(2,451)	$(337)	$(3,244)	$(865)
Initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale including the credit component recorded in the provision for credit losses	1,659	-	1,659	1
(Gain) loss in value of fair value option debt and related derivatives	(92)	(245)	304	(216)

Loss from continuing operations before income tax, excluding above items(1)	$(884)	$(582)	$(1,281)	$(1,080)

(1)	Represents a non-U.S. GAAP financial measure.

Excluding the impact of the initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale, including the credit component, and the change in the fair value of debt and related derivatives for

HSBC Finance Corporation

which we have elected fair value option in the above table, our loss from continuing operations before tax for the three and six months ended June 30, 2012 declined $302 million and $201 million, respectively, compared to the three and six months ended June 30, 2011. The decrease in both periods reflects lower other revenues due to lower derivative income (expense), lower net interest income and a higher provision for credit losses, partially offset by lower operating expenses. The lower derivative income (expense) reflects the impact of falling long-term interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio. The impact of interest rates on our non-qualifying economic hedge portfolio resulted in losses of $481 million and $242 million during the three and six months ended June 30, 2012, respectively, compared to losses of $149 million and $86 million during the year-ago periods. While these positions act as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles.

Net interest income decreased during the three and six months ended June 30, 2012 reflecting lower average receivables as a result of receivable liquidation and a lower overall receivable yield, partially offset by lower interest expense due to lower average borrowings and lower average rates. Additionally, net interest income for the three and six months ended June 30, 2011 benefited from an increase in our estimate of interest receivable relating to income tax receivables of $82 million and $81 million, respectively, due to a resolution of an issue with the Internal Revenue Service Appeals’ Office during the second quarter of 2011 which was recorded as a component of finance and other interest income. Net interest margin was 2.93 percent and 2.96 percent for the three and six months ended June 30, 2012, respectively, compared to 3.22 percent and 2.95 percent during the year-ago periods. Net interest margin for the three and six months ended June 30, 2011 was impacted by tax-related interest income as discussed above. Excluding the impact of this item from the historical periods presented, net interest margin was higher during the three and six months ended June 30, 2012 driven by a lower cost of funds as a percentage of average interest earning assets, partially offset by lower overall receivable yields as discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

Our provision for credit losses increased during the three and six months ended June 30, 2012 as compared to the year-ago periods as discussed below:

•

The provision for credit losses for real estate secured loans increased during the three and six months ended June 30, 2012 as compared to the year-ago periods reflecting the impact of higher reserve requirements on TDR Loans during the first half of 2012 as a result of higher TDR Loan levels and updates in prepayment speeds and yield assumptions used in the discount cash flow methodology as well as adopting a new Accounting Standards Update as discussed below. This increase was partially offset by the impact of lower receivable balances and lower loss estimates as compared to the year-ago periods.

•

The provision for credit losses for our personal non-credit card receivables increased during the three and six months ended June 30, 2012 as compared to the year-ago periods. As discussed above, at June 30, 2012 we transferred our entire personal non-credit card receivable portfolio to receivables held for sale which resulted in a cumulative lower of cost or fair value adjustment of which $112 million related to credit and was recorded as a component of provision for credit losses during the current quarter. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for receivables held for sale. Excluding this item from the current periods, the provision for credit losses for personal non-credit card receivables decreased in both periods as the impact of a higher loss provision on TDR Loans driven by the adoption of the new Accounting Standards Update as discussed below was more than offset by lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates as compared to the year-ago periods. In future periods, we will no longer record provision for credit losses for personal non-credit card receivables as our entire personal non-credit card portfolio is classified as receivables held for sale and carried at the lower of amortized cost or fair value.

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted an Accounting Standards Update

HSBC Finance Corporation

which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. Therefore, the provision for credit losses for the three and six months ended June 30, 2012 is not comparable to the provision for credit losses for the three and six months ended June 30, 2011.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Credit loss reserves at June 30, 2012 decreased $1.3 billion as compared to both March 31, 2012 and December 31, 2011 largely reflecting the impact of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio as well as the substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $1.3 billion (including $112 million of lower of amortized cost or fair value adjustment associated with credit on the personal non-credit card receivables). As a result, credit loss reserves at June 30, 2012 are only associated with real estate secured receivables held for investment. Excluding the impact of the transfer of these receivables to held for sale, credit loss reserves at June 30, 2012 would have decreased $71 million and $158 million as compared to March 31, 2012 and December 31, 2011, respectively, reflecting lower receivable levels, improved economic and credit conditions, including lower delinquency levels and an increase in the amount and percentage of real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less to sell, partially off set by higher reserve requirements on TDR Loans due to higher outstanding balances as well as updates in the assumptions regarding prepayment speeds and yield assumptions used in the discounted cash flow methodology. See “Credit Quality” for further discussion of credit loss reserves.

A significant portion of our receivable portfolio held for investment is considered to be TDR Loans which are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans. Additionally, a portion of real estate secured receivables in our portfolio are carried at the lower of amortized cost or fair value of the collateral less cost to sell. The following table summarizes these receivables held for investment in comparison to our real estate secured receivable portfolio:

	June 30, 2012	December 31, 2011
	(in millions)
Total real estate secured receivables held for investment	$34,956	$42,713

Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$1,441	$5,937
Real estate secured TDR Loans(1)	12,071	11,717

Real estate secured receivables carried at either the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$13,512	$17,654

Real estate secured receivables carried at either the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	38.7%	41.3%

(1)	Excludes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Total operating expenses during the three and six months ended June 30, 2011 were impacted by an increase in legal reserves of $150 million related to increased exposure estimates on certain litigation matters. Excluding this item from both periods, total operating expenses increased $6 million, or 3 percent, during the three months

HSBC Finance Corporation

ended June 30, 2012 reflecting the impact of increased expenses for consulting services and compliance related matters, partially offset by lower REO expenses, while total operating expenses decreased $82 million, or 15 percent, during the six months ended June 30, 2012 as the improvement in REO expenses was greater in the year-to-date period and offset the increased expenses for consulting services and compliance related matters. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (38.3) percent and (37.8) percent during the three and six months ended June 30, 2012, respectively, compared to (49.3) percent and (54.6) percent for the during the three and six months ended June 30, 2012, respectively. The effective tax rate for the three months ended June 30, 2012 was impacted by state taxes, including a prior period adjustment to the current state liability account. The effective tax rate for the six months ended June 30, 2012 was also impacted by a change in state tax rates used to value deferred taxes. See Note 9, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three and six months ended June 30, 2012 and 2011 and as of June 30, 2012 and December 31, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars are in millions)
Loss from continuing operations	$(1,512)	$(171)	$(2,017)	$(393)
Return on average owned assets (“ROA”)	(11.27)%	(1.11)%	(7.65)%	(1.25)%
Return on average common shareholder’s equity (“ROE”)	(93.15)	(12.55)	(71.77)	(14.16)
Net interest margin	2.93	3.22	2.96	2.95
Consumer net charge-off ratio, annualized	6.19	7.13	6.85	8.23
Efficiency ratio(1)	(16.21)	60.89	(36.00)	61.69

	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars are in millions)
Receivables:
Real estate secured	$34,956	$41,243	$42,713
Personal non-credit card	-	4,794	5,196
Other	-	4	3

Total	$34,956	$46,041	$47,912

Receivables held for sale	$6,756	$-	$-

Two-month-and-over contractual delinquency ratio	14.92%	17.58%	17.93%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

Performance Ratios  Our efficiency ratio from continuing operations was (16.21) percent and (36.00) percent during the three and six months ended June 30, 2012, respectively, as compared to 60.89 percent and 61.69 percent during the three and six months ended June 30, 2011, respectively. Our efficiency ratio in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the three and six months ended June 30, 2012, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Excluding these items from the applicable periods presented, our efficiency ratio deteriorated significantly during the three months ended June 30, 2012 and deteriorated 39 basis points during the year-to-date period as the decreases in net interest income due to receivable portfolio liquidation and other revenues and derivative related income significantly outpaced the decrease in operating expense.

HSBC Finance Corporation

ROE was (93.15) percent and (71.77) percent for the three and six months ended June 30, 2012, respectively, compared to (12.55) percent and (14.16) percent for the three and six months ended June 30, 2011, respectively. ROA was (11.27) percent and (7.65) percent for the three and six months ended June 30, 2012, respectively, compared to (1.11) percent and (1.25) percent for the three and six months ended June 30, 2011, respectively. ROE and ROA in all periods were impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the three and six months ended June 30, 2012, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Excluding these items from the periods presented, both ROE and ROA declined during the three and six months ended June 30, 2012 as compared to the year-ago periods due to a higher net loss during the current periods. ROE and ROA were also negatively impacted by the impact of lower average common shareholder’s equity and lower average assets, respectively.

Receivables  Receivables were $35.0 billion at June 30, 2012, $46.0 billion at March 31, 2012 and $47.9 billion at December 31, 2011. The significant decrease largely reflects the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a portion of our real estate secured receivables as discussed above with a combined fair value of $6.8 billion at the time of transfer. Excluding the impact of the transfer of these receivables to held for sale, receivables decreased as compared to both March 31, 2012 and December 31, 2011 reflecting the continued liquidation of our real estate secured and personal non-credit card receivable portfolios, which will continue going forward. Additionally, as compared to December 31, 2011, the decrease also reflects improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale  During the second quarter of 2012, we transferred to receivables held for sale our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. These portfolios had a combined fair value of $6.8 billion at the time of transfer. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Credit Quality  Overall dollars of delinquency decreased a total of $1.9 billion and $2.4 billion since March 31, 2012 and December 31, 2011, respectively. As discussed above, the delinquency trends have been impacted by the transfer of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies to held for sale. Excluding the impact of the transfer of those receivables to held for sale, dollars of delinquency decreased $96 million and $594 million as compared to March 31, 2012 and December 31, 2011, respectively. In our real estate secured receivable portfolio, dollars of delinquency decreased as compared to both March 31, 2012 and December 31, 2011 due to a decrease in dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels, the impact of improvements in economic conditions and as compared to December 31, 2011, seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments, partially offset by an increase in late stage delinquency driven by our earlier decision to temporarily suspend foreclosure activities. Excluding the impact of the transfer to held for sale, dollars of delinquency decreased in our personal non-credit card receivable portfolio as compared to both March 31, 2012 and December 31, 2011 reflecting the impact of lower receivable levels, improved credit quality and as compared to December 31, 2011, seasonal improvements in collection activities during the first quarter of the year as discussed above. Excluding the impact of the transfer of receivables to held for sale as discussed above, the overall delinquency ratio was 17.95 percent compared to 17.58 percent and 17.93 percent at March 31, 2012 and December 31, 2011, respectively. The delinquency ratio increased as compared to March 31, 2012 as receivable levels decreased at a faster pace than dollars of delinquency reflecting an increase in late stage delinquency

HSBC Finance Corporation

driven by our earlier decision to temporarily suspend foreclosure activities. As compared to December 31, 2011, the delinquency ratio was essentially flat. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratio.

Overall dollars of net charge-offs for the three months ended June 30, 2012 decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower receivable levels and lower delinquency levels as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in economic conditions. Net charge-off of consumer receivables as a percentage of average consumer receivables (the “net charge-off ratio”) for the three months ended June 30, 2012 decreased as compared to the prior quarter and prior year quarter as the decrease in net charge-off dollars as discussed above outpaced the decrease in receivable levels. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratio.

Funding and Capital  During the first half of 2012, we did not receive any capital contributions from HSBC Investments (North America) Inc. (“HINO”). However, as we continue to liquidate our real estate secured and personal non-credit card receivable portfolios, HSBC’s continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

As discussed above, on June 30, 2012, we transferred our entire personal non-credit card receivable portfolio and a portion of our real estate secured receivables to held for sale as we no longer have the intent to hold these receivables for the foreseeable future for capital or operational reasons. In the current market environment, market pricing continues to value the cash flows associated with the remainder of our real estate secured receivable portfolio at amounts which do not provide economic benefits. Therefore, we have determined that we have the positive intent and ability to hold these remaining real estate secured receivables for the foreseeable future and, as such, have classified these real estate secured receivables as held for investment purposes. However, should market pricing improve in the future or if HSBC calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of additional real estate secured receivables to held for sale.

The tangible common equity to tangible assets ratio was 9.52 percent and 7.11 percent at June 30, 2012 and December 31, 2011, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

HSBC Finance Corporation

Income (Loss) Before Income Tax Expense from Continuing Operations – Significant Trends  Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Loss from continuing operations before income tax from prior year	$(337)	$(1,046)	$(865)	$(2,362)
Increase (decrease) in income from continuing operations before income tax attributable to:
Net interest income	(120)	28	(156)	(91)
Provision for credit losses	(43)	738	(126)	1,694
Mark-to-market on derivatives which do not qualify as effective hedges	(332)	265	(156)	366
Gain (loss) on debt designated at fair value and related derivatives	(153)	(225)	(520)	(387)
Initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale including the credit component recorded in the provision for credit losses	(1,659)	(2)	(1,660)	(1)
Salaries and employee benefits	15	19	11	49
REO expenses	9	11	86	(57)
All other activity(1)	169	(125)	142	(76)

	(2,114)	709	(2,379)	1,497

Loss from continuing operations before income tax for current period	$(2,451)	$(337)	$(3,244)	$(865)

(1)	Reflects other activity for other revenues and operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in millions)
Net loss – U.S. GAAP basis	$(258)	$(48)	$(413)	$(69)
Adjustments, net of tax:
Derivatives and hedge accounting (including fair value adjustments)	(1)	(3)	(3)	(5)
Intangible assets	-	8	-	16
Loan origination cost deferrals	2	3	5	(3)
Loan impairment	19	(101)	48	(382)
Loans transferred to held for sale	1,070	-	1,070	-
Loans previously held for sale	-	(7)	-	(14)
Interest recognition	-	(1)	(1)	(4)
Securities	-	1	-	7
Present value of long-term insurance contracts	-	3	5	9
Pension and other postretirement benefit costs	(4)	4	3	9
Tax valuation allowances	-	(6)	-	12
Loss on Insurance disposal group held for sale	164	-	164	-
Gain on sale of Card and Retail Services business	403	-	345	-
Other	(7)	(19)	4	(15)

Net income (loss) – IFRSs basis	1,388	(166)	1,227	(439)
Tax (expense) benefit – IFRSs basis	(725)	148	(631)	510

Income (loss) before tax – IFRSs basis	$2,113	$(314)	$1,858	$(949)

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

Loans transferred to held for sale – IFRSs requires loans designated as held for sale at the time of origination to be treated as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income.

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S GAAP, but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale (unless credit impairment is required to be recognized in accordance with IAS 39). U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates a liquidity factors is reported in the statement of income (loss) in other revenues.

Loans previously held for sale – Certain receivables that were previously classified as held for sale under U.S. GAAP were transferred to held for investment during 2009 as at that time we intended to hold these receivables for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value (“LOCOM”) adjustments while classified as held for sale and were transferred to held for investment at

HSBC Finance Corporation

LOCOM. Since these receivables were not classified as held for sale under IFRSs during 2008, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges were recorded under IFRSs which were essentially included as a component of the lower of amortized cost or fair value adjustments under U.S. GAAP.

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

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

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

Pension and other postretirement benefit costs – Net income under U.S. GAAP is lower than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) During the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52 million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain was recorded upon completion of the transaction in the second quarter of 2012.

Tax valuation allowances – Reflects differences in the timing of amounts of deferred tax assets that can be realized between U.S. GAAP and IFRSs.

Loss on Insurance disposal group held for sale – Under IFRSs, a disposal group held for sale is measured at its lower of cost or fair value less costs to sell. For purposes of measuring the disposal group, assets that are excluded from the measurement provisions of IFRS 5 must be re-measured in accordance with other applicable standards before the fair value less cost to sell of the disposal group is measured. An impairment loss is recognized for any initial or subsequent write down of the disposal group only to the extent of the carrying amount of the assets that are part of the disposal group and within the scope and the measurement provisions of IFRS 5. To the extent the impairment loss on the disposal group as a whole exceeds the carrying amount of such assets, the excess loss is not recognized until the disposal group is sold. Under U. S. GAAP, similar rules exist excluding certain disposal group assets from the scope of its impairment measurement provisions, however U.S. GAAP provides a choice in situations where an impairment loss on a disposal group exceeds the carrying amount of assets within the scope of its impairment measurement provisions to either recognize the loss currently or to recognize such loss at the time the disposal group is sold. Our policy is to recognize the loss currently in these situations.

HSBC Finance Corporation

Gain on sale of Card and Retail Services business – The differences in the gain on sale of our Card and Retail Services business between IFRSs and U.S. GAAP primarily reflect the differences in loan impairment provisioning between IFRSs and U.S. GAAP during the time the loans were held for sale as discussed above. These differences resulted in a higher gain under IFRSs.

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

Receivables Review

The following table summarizes receivables and receivables held for sale at June 30, 2012 and increases (decreases) since March 31, 2012 and December 31, 2011:

			Increases (Decreases) From
	June 30, 2012		March 31, 2012		December 31, 2011
			$	%	$	%

			(dollars are in millions)
Receivables:
Real estate secured:
First lien	$30,940		$(6,081)	(16.4)%	$(7,295)	(19.1)%
Second lien	4,016		(206)	(4.9)	(462)	(10.3)

Total real estate secured(1)	34,956		(6,287)	(15.2)	(7,757)	(18.2)
Personal non-credit card	-		(4,794)	(100.0)	(5,196)	(100.0)
Other	-		(4)	(100.0)	(3)	(100.0)

Total receivables	$34,956	(2)	$(11,085)	(24.1)%	$(12,956)	(27.0)%

Receivables held for sale:
First lien real estate secured	$3,287		$3,287	100.0+ %	$3,287	100.0+ %
Personal non-credit card	3,469		3,469	100.0+	3,469	100.0+

Total receivables	$6,756		$6,756	100.0+ %	$6,756	100.0+ %

Total receivables and receivables held for sale:
Real estate secured:
First lien	$34,227		$(2,794)	(7.5)%	$(4,008)	(10.5)%
Second lien	4,016		(206)	(4.9)	(462)	(10.3)

Total real estate secured	38,243		(3,000)	(7.3)	(4,470)	(10.5)
Personal non-credit card	3,469		(1,325)	(27.6)	(1,727)	(33.2)
Other	-		(4)	(100.0)	(3)	(100.0)

Total receivables	$41,712		$(4,329)	(9.4)%	$(6,200)	(12.9)%

(1)

At June 30, 2012, March 31, 2012 and December 31, 2011, real estate secured receivables includes $1.4 billion, $6.2 billion and $5.9 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)

As discussed below, as a result of the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card receivables to held for sale, the trend for changes in receivable balances between June 30, 2012, March 31, 2012 and December 31, 2011 reflects more than the change in the underlying receivables. The underlying changes in our receivable balances excluding the impact of the change in the carrying value of receivables which resulted from the transfer to held for sale during the second quarter of 2012, were generally consistent with the run-off we have experienced over the prior year.

HSBC Finance Corporation

Real estate secured receivables  The decrease in real estate secured receivable balances since March 31, 2012 and December 31, 2011 primarily reflects the transfer of the majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies to receivables held for sale at June 30, 2012 as previously discussed. Excluding the impact of the transfer of these receivables to held for sale, real estate secured receivables decreased as compared to March 31, 2012 and December 31, 2011. This decrease reflects the continuing liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured receivable portfolios continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above. As compared to December 31, 2011, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

Real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios for our real estate secured receivable portfolio held for investment are presented in the table below as of June 30, 2012 and December 31, 2011.

	Refreshed LTVs(1)(2)
	June 30, 2012(3)		December 31, 2011(3)
	First Lien	Second Lien	First Lien	Second Lien
LTV<80%	34%	13%	38%	13%
80%<LTV<90%	16	9	16	10
90%<LTV<100%	17	16	17	16
LTV>100%(4)	33	62	29	61
Average LTV for portfolio	91	109	88	108

(1)

Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property’s appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency’s (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)

For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the June 30, 2012 and December 31, 2011 information in the table above reflects current estimated property values using HPIs as of March 31, 2012 and September 30, 2011, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes purchased receivable portfolios which totaled $1.0 billion at both June 30, 2012 and December 31, 2011, respectively.

(4)	The following reflects the average Refreshed LTVs for loans with an LTV ratio greater than or equal to 100 percent:

	Refreshed LTVs
	June 30, 2012		December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
Average LTV for LTV>100%	120%	125%	119%	125%

HSBC Finance Corporation

Personal non-credit card receivables   As previously discussed, during the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio to receivables held for sale.

Receivables held for sale   The increase during the second quarter of 2012 reflects the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio as well as the substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

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

Collateral acquired in satisfaction of a loan is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell and reported as real estate owned (“REO”). Fair values of foreclosed properties at the time of acquisition are initially determined based upon broker price opinions. Subsequent to acquisition, a more detailed property valuation is performed, reflecting information obtained from a walk-through of the property in the form of a listing agent broker price opinion as well as an independent broker price opinion or appraisal. A valuation is determined from this information within 90 days and any additional write-downs required are recorded through charge-off at that time. This value, which includes the impact on fair value from the conditions inside the property, becomes the “Initial REO Carrying Amount.”

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

HSBC Finance Corporation

The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Number of REO properties at end of period	2,792	3,066	3,446	4,250	6,854
Number of properties added to REO inventory in the period	1,644	1,907	1,676	1,378	2,495
Average loss on sale of REO properties(1)	4.4%	8.3%	10.2%	8.9%	7.0%
Average total loss on foreclosed properties(2)	53.5%	56.5%	57.6%	56.4%	54.9%
Average time to sell REO properties (in days)	165	192	206	196	169

(1)

Property acquired through foreclosure is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

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

Our methodology for determining the fair values of the underlying collateral as described above is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to the lower of amortized cost or fair value of the collateral less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker’s price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker’s price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first and second quarters of 2012, we added 1,907 properties and 1,644 properties, respectively, to REO inventory the majority of which reflects loans for which we accepted the deed to the property in lieu of payment (“deed-in-lieu”). We expect the number of REO properties added to inventory will increase during the remainder of 2012 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

The number of REO properties at June 30, 2012 decreased as compared to December 31, 2011 as the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above, as well as continuing sales of REO properties during the first half of 2012. We have resumed processing suspended foreclosure activities where judgment had not yet been entered in substantially all states. We have also begun initiating new foreclosure activities in substantially all states, although we are currently focusing our new foreclosure activities only in certain states. It will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure.

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

HSBC Finance Corporation

could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices which is likely to result in higher loss severities while foreclosures are delayed.

The average loss on sale of REO properties and the average total loss on foreclosed properties for the second quarter of 2012 decreased during the second quarter of 2012 reflecting a shift in REO sales during the current quarter to a lower mix of REO properties being sold which we have held for longer periods of time. Generally the length of time a property is held in REO reflects the age and condition of the property which is ultimately reflected in the sales price. Additionally, the average total loss on foreclosed properties for the second quarter also benefited from a greater mix of the REO properties sold during the quarter for which we had accepted a deed-in-lieu. Total losses on a deed-in-lieu are typically lower than expected total losses from REO properties acquired through the standard foreclosure process and provide resolution to the delinquent receivable over a shorter period of time. The decrease in both the average loss on sale of REO properties and the average total loss on foreclosed properties for the second quarter of 2012 was partially offset by the impact of continued declines in home prices in some markets during the second quarter of 2012 due, in part, to the continued elevated levels of foreclosed properties.

During the second quarter of 2012, we saw a decrease in the average number of days to sell REO properties as compared to the prior quarter due to a greater mix of REO properties sold during the quarter being properties for which we had accepted a deed-in-lieu. Historically, properties acquired through deed-in-lieu result in a shorter time to sell.

Results of Operations

Net interest income  In the following table which summarizes net interest income, interest expense includes $7 million and $29 million for the three and six months ended June 30, 2012, respectively, and $24 million and $50 million for the three and six months ended June 30 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

	2012		2011		Increase (Decrease)
Three Months Ended June 30,	$	%(1)	$	%(1)	Amount	%
	(dollars are in millions)
Finance and other interest income	$858	6.54%	$1,128	7.46%	$(270)	(23.9)%
Interest expense	474	3.61	641	4.24	(167)	(26.1)

Net interest income	$384	2.93%	$487	3.22%	$(103)	(21.1)%

	2012		2011		Increase (Decrease)
Six Months Ended June 30,	$	%(1)	$	%(1)	Amount	%
	(dollars are in millions)
Finance and other interest income	$1,765	6.79%	$2,220	7.23%	$(455)	(20.5)%
Interest expense	995	3.83	1,315	4.28	(320)	(24.3)

Net interest income	$770	2.96%	$905	2.95%	$(135)	(14.9)%

(1)	% Columns: comparison to average owned interest-earning assets.

Net interest income decreased during the three and six months ended June 30, 2012 as compared to the year-ago periods reflecting lower average receivables as a result of receivable liquidation and a lower overall receivable yield as discussed below, partially offset by lower interest expense due to lower average borrowings and lower average rates. Additionally, net interest income for the three and six months ended June 30, 2011 benefited from an increase in our estimate of interest receivable relating to income tax receivables of $82 million and $81

HSBC Finance Corporation

million, respectively, due to the resolution of an issue with the Internal Revenue Service Appeals’ Office during the second quarter of 2011 which was recorded as a component of finance and other interest income. While receivable yields were lower during both periods, during the six months ended June 30, 2012 the overall yield on all interest earning assets was positively impacted by a shift in the mix of all interest earning assets to include a lower percentage of investments which have significantly lower yields than our receivable portfolios resulting from changes made in our overall investment strategy beginning in the fourth quarter of 2011. During the three months ended June 30, 2012, we experienced a shift to slightly higher mix investments as a result of investing the cash proceeds received from the sale of our Card and Retail Services business as discussed above.

Overall receivable yield decreased during the three and six months ended June 30, 2012 as receivable yields continue to be negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. While the overall receivable yield in our receivable portfolio decreased during the three and six months ended June 30, 2012, receivable yields vary between receivable products. Yields in our real estate secured receivable portfolio decreased reflecting the impact of a higher percentage of nonaccrual real estate secured receivables as compared to the year-ago periods due to our earlier temporary suspension of foreclosure activities. Yields in our personal non-credit card receivable portfolio increased during the three and six months ended June 30, 2012 reflecting the impact of a lower percentage of nonaccrual personal non-credit card receivables as compared to the year-ago periods.

Net interest margin was 2.93 percent and 2.96 percent for the three and six months ended June 30, 2012, respectively, compared to 3.22 percent and 2.95 percent during the year-ago periods. Net interest margin for the three and six months ended June 30, 2011 was impacted by tax-related interest income as discussed above. Excluding the impact of this item from the historical periods presented, net interest margin increased 25 basis points and 28 basis points during the three and six months ended June 30, 2012, respectively, driven by a lower cost of funds as a percentage of average interest earning, partially offset by lower overall receivable yields as discussed above.

Significant trends affecting the comparability of net interest income and net interest margin are summarized below:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	(dollars are in millions)
Net interest income/net interest margin from prior period	$487	3.22%	$905	2.95%

Impact to net interest income resulting from:
Lower asset levels	(139)		(331)
Receivable yields:
Receivable pricing and mix	5		(27)
Impact of nonaccrual receivables	(40)		(51)
Volume and rate impact of modified loans	5		13
Interest receivable related to income tax receivables	(87)		(83)
Investment income (rate)	(4)		(7)
Asset mix	(9)		18
Cost of funds (rate and volume)	167		320
Other	(1)		13

Net interest income/net interest margin for current period	$384	2.93%	$770	2.96%

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

HSBC Finance Corporation

Provision for credit losses  The following table summarizes provision for credit losses by product:

			Increase (Decrease)
	2012	2011	Amount	%
	(dollars are in millions)
Three Months Ended June 30:
Provision for credit losses:
Real estate secured	$598	$539	$59	10.9%
Personal non-credit card	140	44	96	100.0 +

	$738	$583	$155	26.6%

Six Months Ended June 30:
Provision for credit losses:
Real estate secured	$1,371	$1,229	$142	11.6%
Personal non-credit card	158	62	96	100.0 +

	$1,529	$1,291	$238	18.4%

Our provision for credit losses increased during the three and six months ended June 30, 2012 as compared to the year-ago periods as discussed below:

•

The provision for credit losses for real estate secured loans increased during the three and six months ended June 30, 2012 as compared to the year-ago periods reflecting the impact of higher reserve requirements on TDR Loans during the first half of 2012 as a result of higher TDR Loan levels and updates in prepayment speeds and yield assumptions used in the discount cash flow methodology as well as adopting a new Accounting Standards Update as discussed below. This increase was partially offset by the impact of lower receivable balances and lower loss estimates as compared to the year-ago periods.

•

The provision for credit losses for our personal non-credit card receivables increased during the three and six months ended June 30, 2012 as compared to the year-ago periods. As discussed above, at June 30, 2012 we transferred our entire personal non-credit card receivable portfolio to receivables held for sale which resulted in a cumulative lower of cost or fair value adjustment of which $112 million related to credit and was recorded as a component of provision for credit losses during the current quarter. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information regarding the lower of cost or fair value adjustment for receivables held for sale. Excluding this item from the current periods, the provision for credit losses for personal non-credit card receivables decreased in both periods as the impact of a higher loss provision on TDR Loans driven by the adoption of the new Accounting Standards Update as discussed below was more than offset by lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates as compared to the year-ago periods. In future periods, we will no longer record provision for credit losses for personal non-credit card receivables as our entire personal non-credit card portfolio is classified as receivables held for sale and carried at the lower of amortized cost or fair value.

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. This new accounting guidance continues to impact our provision for credit losses in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. Therefore, the provision for credit losses for the three and six months ended June 30, 2012 is not comparable to the provision for credit losses for the three and six months ended June 30, 2011.

HSBC Finance Corporation

Net charge-off dollars totaled $697 million and $1.6 billion during the three and six months ended June 30, 2012, respectively, as compared to $937 million and $2.2 billion during the three and six months ended June 30, 2011, respectively. The decrease reflects the impact of lower receivable levels and lower delinquency levels as well as lower levels of personal bankruptcy filings and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

Credit loss reserves at June 30, 2012 decreased $1.3 billion as compared to both March 31, 2012 and December 31, 2011 largely reflecting the impact of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio as well as the substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $965 million and $333 million, respectively. As a result, credit loss reserves at June 30, 2012 are only associated with real estate secured receivables held for investment. Excluding the impact of the transfer of these receivables to held for sale, credit loss reserves at June 30, 2012 would have decreased $71 million and $158 million as compared to March 31, 2012 and December 31, 2011, respectively, reflecting lower receivable levels, improved economic and credit conditions, including lower delinquency levels and an increase in the amount and percentage of real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, partially off set by higher reserve requirements on TDR Loans due to higher outstanding balances as well as updates in the assumptions regarding prepayment speeds and yield assumptions used in the discounted cash flow methodology. See “Credit Quality” for further discussion of credit loss reserves.

Other revenues  The following table summarizes other revenues:

			Increase (Decrease)
	2012	2011	Amount	%
	(dollars are in millions)
Three Months Ended June 30:
Derivative related income (expense)	$(424)	$(157)	$(267)	100.0	+%
Gain (loss) on debt designated at fair value and related derivatives	92	245	(153)	(62.4)
Servicing and other fees from HSBC affiliates	9	6	3	50.0	+
Lower of amortized cost or fair value adjustment on receivables held for sale	(1,547)	-	(1,547)	100.0	+
Other income	5	24	(19)	(79.2)

Total other revenues	$(1,865)	$118	$(1,983)	(100.0	+)%

Six Months Ended June 30:
Derivative related income (expense)	$(219)	$(123)	$(96)	(78.0)%
Gain (loss) on debt designated at fair value and related derivatives	(304)	216	(520)	(100.0	+)
Servicing and other fees from HSBC affiliates	18	13	5	38.5
Lower of amortized cost or fair value adjustment on receivables held for sale	(1,547)	1	(1,548)	(100.0	+)
Other income	(8)	50	(58)	(100.0	+)

Total other revenues	$(2,060)	$157	$(2,217)	(100.0	+)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in millions)
Net realized gains (losses)	$57	$(18)	$26	$(38)
Mark-to-market on derivatives which do not qualify as effective hedges	(481)	(149)	(242)	(86)
Ineffectiveness	-	10	(3)	1

Total	$(424)	$(157)	$(219)	$(123)

Derivative related income (expense) decreased during the three and six months ended June 30, 2012. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At June 30, 2012, we had $5.6 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. These non-qualifying hedges, were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 13.4 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets.

Falling long-term interest rates during the second quarter of 2012 and 2011 had a negative impact on the mark-to-market for this portfolio of swaps, although the impact was more pronounced during the three months ended June 30, 2012 and offset gains recorded in the first quarter of both years. Net realized gains during the three months ended June 30, 2012 reflect gains recognized on the termination of approximately $3.0 billion of non-qualifying receive fixed/pay variable interest rate swaps, which in the six months ended June 30, 2012 offset losses recognized in the first quarter of 2012. Net realized losses during the three and six months ended June 30, 2011 reflect losses on terminations of non-qualifying hedges during those periods. Ineffectiveness during the three and six months ended June 30, 2012 and 2011 was not significant.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the six months ended June 30, 2012 or any prior periods should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The gain on debt designated at fair value and related derivatives during the three months ended June 30, 2012 reflects the impact of changes in market movements on certain debt and related derivatives that mature in the near term as well as modest widening of credit spreads during the quarter. The loss on debt designated at fair value and related derivatives during the six months ended

HSBC Finance Corporation

June 30, 2012 reflects the impact of an overall tightening of our credit spreads during the first half of 2012. See Note 8, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates increased during the three and six months ended June 30, 2012 due to higher rental revenue from HTSU as a result of changes in rental rate allocations during the second quarter of 2012.

Lower of amortized cost or fair value adjustment on receivables held for sale During the second quarter of 2012, we transferred certain real estate secured receivables and our entire personal non-credit card receivable portfolio to receivables held for sale. This resulted in a lower of cost or fair value adjustment of $1.7 billion during the quarter of which $1.5 billion was non-credit related and reflects the impact on value caused by current marketplace conditions, including changes in interest rates and liquidity. The non-credit portion is recorded as a component of other revenues. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional discussion.

Other income decreased during the three and six months ended June 30, 2012 due to lower credit insurance commissions and, during the three months ended June 30, 2012, an increase in the estimated repurchase liability for receivables sold by Decision One Mortgage LLC in prior years. During the six months ended June 30, 2012, the decrease in other income also reflects the reversal during the first quarter of 2012 of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded.

Operating expenses  The following table summarizes total costs and expenses:

			Increase (Decrease)
	2012	2011	Amount	%
	(dollars are in millions)
Three Months Ended June 30:
Salaries and employee benefits	$35	$50	$(15)	(30.0)%
Occupancy and equipment expenses	11	13	(2)	(15.4)
Real estate owned expenses	20	29	(9)	(31.0)
Other servicing and administrative expenses	94	219	(125)	(57.1)
Support services from HSBC affiliates	79	72	7	9.7

Total costs and expenses	$239	$383	$(144)	(37.6)%

Six Months Ended June 30:
Salaries and employee benefits	$79	$90	$(11)	(12.2)%
Occupancy and equipment expenses	21	29	(8)	(27.6)
Real estate owned expenses	49	135	(86)	(63.7)
Other servicing and administrative expenses	160	293	(133)	(45.4)
Support services from HSBC affiliates	145	139	6	4.3

Total costs and expenses	$454	$686	$(232)	(33.8)%

Compliance costs were a growing component of our operating expenses in the first half of 2012, increasing by $36 million and $66 million during the three and six months ended June 30, 2012, primarily within other servicing and administrative expenses. We anticipate compliance remediation costs will continue to increase in future periods as we continue to address the requirements of the regulatory consent order relating to foreclosure activities.

HSBC Finance Corporation

Salaries and employee benefits decreased during the three and six months ended June 30, 2012 reflecting the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs, partially offset by increased staffing related to processing foreclosures as well as compliance matters.

Occupancy and equipment expenses decreased in both periods reflecting the impact of the continuing reduced scope of our business operations.

Real estate owned expenses decreased during both periods primarily due to lower holding costs for REO properties due to a decrease in the number of REO properties held as compared to the year-ago periods resulting from a continuing trend of sales of REO properties outpacing the number of REO properties added to inventory due to our earlier temporary suspension of foreclosure activities. For the six months ended June 30, 2012, the decrease also reflects lower losses on sales of REO properties due to fewer REO properties being sold during the first half of 2012 as fewer REO properties were available for sale as a result of the temporary suspension of foreclosure activities.

Other servicing and administrative expenses decreased as compared to the year-ago periods. The year-ago periods included an increase in legal reserves of $150 million related to increased exposure estimates on certain litigation matters. Excluding this item from the year-ago periods, other servicing and administrative expenses remained higher during both current year periods reflecting higher fees for consulting services and other expenses related to compliance matters, partially offset by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including lower third party collection costs as sales of charged-off accounts to third parties increased.

Support services from HSBC affiliates increased slightly during both periods reflecting higher allocations from HTSU for support services largely due to changes in rental rate allocations during the second quarter of 2012, partially offset by lower technology operational support costs and lower fees for servicing real estate secured receivables.

Efficiency ratio Our efficiency ratio from continuing operations was (16.21) percent and (36.00) percent during the three and six months ended June 30, 2012, respectively, as compared to 60.89 percent and 61.69 percent during the three and six months ended June 30, 2011, respectively. Our efficiency ratio in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the three and six months ended June 30, 2012, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Excluding these items from the applicable periods presented, our efficiency ratio during the three and six months ended June 30, 2012 deteriorated significantly during the three months ended June 30, 2012 and deteriorated 39 basis points during the year-to-date period as the decreases in net interest income due to receivable portfolio liquidation and other revenues and derivative related income significantly outpaced the decrease in operating expense.

Segment Results – IFRS Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.

HSBC Finance Corporation

As discussed in Note 2, “Discontinued Operations,” in the accompanying consolidated financials statements, during the second quarter we began reporting our Insurance and Commercial businesses, which had previously been included in the “All Other” caption, as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the second quarter 2012, the results of our Insurance and Commercial businesses are no longer included in our segment reporting.

The All Other caption includes our corporate and treasury activities, which includes the impact of FVO debt. Each of these falls below the quantitative threshold tests under segment reporting accounting principles for determining reportable segments. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to corporate, which is included in the “All Other” caption within our segment disclosure. With the sale of our Card and Retail Services business completed on May 1, 2012 and upon the completion of the sale of our Insurance business as more fully discussed in Note 2, “Discontinued Operations,” our corporate and treasury activities will solely be supporting our Consumer segment. As a result, beginning in 2013 we will report these activities within the Consumer Segment and no longer report an “All Other” caption within segment reporting.

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented on an IFRSs legal entity basis (“IFRS Basis”) (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting other than the items discussed above as compared with the presentation in our 2011 Form 10-K.

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are summarized in Note 13, “Business Segments,” in the accompanying consolidated financial statements as well as under the caption “Basis of Reporting” in this MD&A.

Consumer Segment  The following table summarizes the IFRS Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$593	$670	$(77)	(11.5)%
Other operating income	(6)	(10)	4	40.0

Total operating income	587	660	(73)	(11.1)
Loan impairment charges	721	873	(152)	(17.4)

	(134)	(213)	79	37.1
Operating expenses	221	226	(5)	(2.2)

Profit (loss) before tax	$(355)	$(439)	$84	19.1%

Net interest margin, annualized	5.24%	5.06%	-	-
Efficiency ratio	37.65	34.24	-	-
Return (after-tax) on average assets	(2.08)	(2.17)	-	-
Balances at end of period:
Customer loans	$44,372	$51,978	$(7,606)	(14.6)%
Assets	42,688	51,001	(8,313)	(16.3)%

HSBC Finance Corporation

			Increase (Decrease)
Six Months Ended June 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$1,190	$1,327	$(137)	(10.3)%
Other operating income	(37)	(42)	5	11.9

Total operating income	1,153	1,285	(132)	(10.3)
Loan impairment charges	1,576	2,150	(574)	(26.7)

	(423)	(865)	442	51.1
Operating expenses	404	460	(56)	(12.2)

Profit (loss) before tax	$(827)	$(1,325)	$498	37.6%

Net interest margin, annualized	5.16%	4.91%	-	-
Efficiency ratio	35.04	35.80	-	-
Return (after-tax) on average assets	(2.35)	(3.17)	-	-

Our Consumer segment reported a lower loss before tax during the three and six months ended June 30, 2012 due to lower loan impairment charges, lower operating expenses and slightly higher other operating income, partially offset by lower net interest income.

Loan impairment charges decreased significantly during the three and six months ended June 30, 2012 as discussed below.

•

Loan impairment charges for the real estate secured loan portfolios decreased during the three and six months ended June 30, 2012. The decrease reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates. Loan impairment charges during both the three and six months ended June 30, 2012 and 2011 were impacted by the discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral, although the impact was higher in the prior year periods. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, partially offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays previously discussed. The decrease was also partially offset by higher reserve requirements for impaired loans due to updates in prepayment speeds and yield assumptions used in the discount cash flow methodology.

•

Loan impairment charges for personal non-credit card loans decreased during the three months ended June 30, 2012 as compared to the prior year quarter due to lower loan levels and improved credit quality. Loan impairment charges were essentially flat as compared to the year-ago period as during the year-ago period we recorded a significant decrease in reserve levels due to improved credit quality. While we also decreased reserve levels during the first half of 2012, the impact to loan impairment charges was not as pronounced as during the six months ended June 30, 2011.

During the three months ended June 30, 2012, loan impairment charges were $11 million greater than net charge-offs while loan impairment charges were $100 million less than net charge-offs during the year-to-date period. During the first half of 2012, we decreased credit loss reserves to $5.6 billion reflecting the lower overall delinquency levels in the first half of 2012 due to improvements in economic conditions and as well as seasonal improvements in collection activities during the first quarter of the year as customers use their tax refunds to make payments. The decrease in credit loss reserves was partially offset by higher reserve requirements for impaired loans due to updates in prepayment speeds and yield assumptions used in the discount cash flow methodology.

HSBC Finance Corporation

Net interest income decreased during the three and six months ended June 30, 2012 primarily due to lower average loan levels as a result of loan liquidation and lower overall loan yields, partially offset by lower interest expense. Overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Additionally, during the six months ended June 30, 2012, the lower overall yield in our loan portfolio reflects the impact of lower amortization associated with the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. As yields vary between loan products, yields in our real estate secured loan portfolio decreased due to higher levels of impaired real estate secured loans, partially offset by higher yields in our personal non-credit card loan portfolio due to lower levels of impaired personal non-credit card loans. Lower interest expense during the three and six months ended June 30, 2012 reflects lower average borrowings. Net interest margin increased during the three and six months ended June 30, 2012 reflecting a lower cost of funds as a percentage of average interest earning assets, partially offset by lower loan yields as discussed above.

Other operating income increased slightly during both periods as lower losses on REO properties were offset by lower credit insurance commissions and, for the six months ended June 30, 2012, by a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded. Lower losses on REO properties during the three and six months ended June 30, 2012 reflects fewer REO properties sales during the first half of 2012 due to fewer REO properties available for sale as a result of the temporary suspension of foreclosure activities.

Operating expenses decreased 2 percent and 12 percent during the three and six months ended June 30, 2012, respectively, primarily due to lower holding costs on REO properties, lower support services from affiliates and lower third party collection costs as sales of charged-off accounts to third parties increased. These decreases were partially offset by higher fees for consulting services and other expenses relating to compliance matters with the higher fees more pronounced in the three months ended June 30, 2012. Lower holding costs on REO properties reflects a significant decrease in the number of new REO properties due to the temporary suspension of foreclosure activities previously discussed.

The efficiency ratio decreased during the six months ended June 30, 2012 due to lower operating expenses, partially offset by lower net interest income as discussed above as expenses declined at a faster pace than revenue. During the three months ended June 30, 2012, the efficiency ratio increased as revenue declined at a faster pace than operating expenses as the increase in fees for consulting services and other expenses relating to compliance matters was more pronounced during the current quarter.

ROA improved during the three and six months ended June 30, 2012 primarily driven by lower loan impairment charges and lower operating expenses, partially offset by the impact of lower average assets.

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	June 30, 2012	Increases (Decreases) From
		March 31, 2012		December 31, 2011
		$	%	$	%
		(dollars are in millions)
Real estate secured	$39,898	$(1,312)	(3.2)%	$(2,803)	(6.6)%
Personal non-credit card	4,474	(448)	(9.1)	(846)	(15.9)

Total customer loans	$44,372	$(1,760)	(3.8)%	$(3,649)	(7.6)%

Customer loans decreased to $44.4 billion at June 30, 2012 as compared to $46.1 billion at March 31, 2012 and $48.0 billion at December 31, 2011 reflecting the continued liquidation of these portfolios which will continue going forward. The liquidation rates in our real estate secured loan portfolio continues to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the

HSBC Finance Corporation

mortgage lending industry as previously discussed. As compared to December 31, 2011, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Further, as it relates to loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans’ original effective interest rates. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables which do not qualify as troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans that do not qualify as a TRD Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves as a percentage of nonaccrual receivables, reserves as a percentage of receivables, reserves as a percentage of net charge-offs and reserves as a percentage of two-months-and-over contractual delinquency. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

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

HSBC Finance Corporation

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

The table below sets forth credit loss reserves for our continuing operations for the periods indicated. The transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale has resulted in these receivables being carried at the lower of amortized cost or fair value as previously discussed, which creates a lack of comparability between credit loss reserves and the related reserve ratios as of June 30, 2012 and prior periods. As a result, the table below also includes the credit loss reserves and reserve ratios had these receivables not been transferred to held for sale on June 30, 2012.

	June 30, 2012
	As Reported(5)	Prior to Transfer to Held for Sale(6)	March 31, 2012	December 31, 2011
	(dollars are in millions)
Credit loss reserves(1)	$4,608	$5,794	$5,865	$5,952
Reserves as a percent of:
Receivables(2)(4)	13.18%	13.01%	12.74%	12.42%
Net charge-offs(3)	230.4	207.8	167.0	164.6
Two-months-and-over contractual delinquency(2)(4)	74.9	72.5	72.5	69.3
Nonaccrual receivables(2)(4)	181.7	86.3	86.6	86.6

(1)

At June 30, 2012, March 31, 2012 and December 31, 2011, credit loss reserves include $82 million, $411 million and $425 million, respectively, related to receivables which are carried at the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property.

(2)

These ratios are significantly impacted in the historical periods by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. As discussed above, the substantial majority of these receivables were reclassified to held for sale at June 30, 2012 and, therefore, are no longer included in these amounts. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented.

	June 30, 2012
	As Reported	Prior to Transfer to Held for Sale	March 31, 2012	December 31, 2011
Reserves as a percentage of:
Receivables	13.50%	14.10%	13.69%	13.16%
Two-months-and-over contractual delinquency	90.8	195.5	181.9	147.5
Nonaccrual receivables	324.6	337.2	300.0	251.9

(3)	Reserves as a percent of net charge-offs for the quarter, annualized.

(4)

While reserves associated with accrued finance charges are reported within our total credit loss reserve balances noted above, accrued finance charges for real estate secured receivables are generally not reported within receivables, nonaccrual receivables and two-months-and-over contractual delinquency.

(5)

Ratios exclude receivables, net charge-offs, two-months-and-over contractual delinquency and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried that the lower of amortized cost or fair value with no corresponding credit loss reserves.

HSBC Finance Corporation

(6)	Credit loss reserve prior to transfer to held for sale excludes the credit loss reserves associated with the receivables transferred to held for sale. The reserve ratios exclude, as applicable, both the lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale as well as the credit loss reserves associated with receivables transferred to held for sale which reduced the carrying amount of these receivables.

Credit loss reserves at June 30, 2012 decreased as compared to March 31, 2012 and December 31, 2011 primarily as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. Credit loss reserves associated with these receivables prior to their transfer to held for sale totaled $965 million and $333 million, respectively. As a result, credit loss reserves at June 30, 2012 in the table above are only associated with real estate secured receivables held for investment.

Excluding the impact of the transfer of certain real estate secured receivables and the associated credit loss reserves to receivables held for sale as discussed above, credit loss reserves for real estate secured receivables decreased slightly as compared to March 31, 2012 as we recorded provision for credit losses less than net charge-offs of $9 million during the three months ended June 30, 2012. The modest decrease reflects lower receivable levels and lower levels of two-months-and-over contractual delinquency, driven by accounts less than 180 days contractually delinquent, largely offset by higher reserve requirements for TDR Loans due to higher TDR Loan levels and updates in prepayment speeds and yield assumptions used in the discount cash flow methodology. Excluding the impact of the transfer of certain real estate secured receivables and the associated credit loss reserves to receivables held for sale, credit loss reserves for real estate secured receivables increased modestly as compared to December 31, 2011 as we recorded provision greater than net charge-offs of $29 million primarily due to a higher reserve requirement for TDR Loans in the year-to-date period.

Excluding the impact of the transfer of our personal non-credit card receivable portfolio and the associated credit loss reserves to receivables held for sale as discussed above, credit loss reserves for personal non-credit card receivables decreased as compared to both March 31, 2012 and December 31, as we recorded provision for credit losses less than net charge-offs of $62 million and $187 million during the three and six months ended June 30, 2012, respectively, due to lower receivable levels and improved credit quality.

At June 30, 2012, 81 percent of our credit loss reserves are associated with TDR Loans held for investment which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers credit losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves and provisions for credit losses for TDR Loans for the three and six months ended June 30, 2012 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.

At June 30, 2012, approximately $1.4 billion of our real estate secured receivable portfolio held for investment, has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. In addition, approximately $12.1 billion of real estate secured receivables held for investment which are not carried at the lower of amortized cost or fair value of the collateral less cost to sell are considered TDR Loans which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at June 30, 2012, 38.7 percent of our real estate secured receivable portfolio held for investment have been written down to the lower of amortized cost or fair value of the collateral less cost to sell or are reserved for using a discounted cash flow analysis.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. The reserve ratios for June 30, 2012 were significantly impacted by the transfer of our personal non-credit

HSBC Finance Corporation

card receivable portfolio and certain real estate secured receivables as discussed above. When noted, the discussion of the change between periods excludes the impact of the transfer of these receivables to held for sale at June 30, 2012.

Reserves as a percentage of receivables, excluding the impact of the transfer of receivables to held for sale during the period, increased at June 30, 2012 as compared to March 31, 2012 and December 31, 2011 as the decrease in receivables outpaced the changes in reserve levels due to higher reserve requirements for TDR Loans as discussed above, partially offset by the impact of lower levels of two-months-and-over contractual delinquency driven by accounts less than 180 days contractually delinquent.

Reserves as a percentage of net charge-offs, excluding the impact of the transfer of receivables to held for sale during the period, at June 30, 2012 increased as compared to March 31, 2012 and December 31, 2011 as dollars of net charge-offs decreased at a faster pace than reserves due to higher reserve requirements for TDR Loans as discussed above.

Excluding the impact of the transfer of receivables to held for sale during the current quarter, reserves as a percentage of two-months-and-over contractual delinquency for all periods were impacted by real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio in all periods, reserves as a percentage of two-months-and-over contractual delinquency at June 30, 2012 increased significantly as compared to March 31, 2012 and December 31, 2011 reflecting significantly lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent as discussed below while overall reserve levels were negatively impacted by higher reserve requirements for TDR Loans as discussed above.

Reserves as a percentage of nonaccrual receivables, excluding the impact of the transfer of receivables to held for sale during the period, for all periods were impacted by nonaccrual real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio in all periods, reserves as a percentage of nonaccrual receivables increased at June 30, 2012 as compared to March 31, 2012 and December 31, 2011 due to lower levels of nonaccrual receivables as discussed below while overall reserve levels were negatively impacted by higher reserve requirements for TDR Loans as discussed above.

See Note 5, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a roll forward of credit loss reserves by product for the three and six months ended June 30, 2012 and 2011.

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

The table below summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). The transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale has resulted in these receivables being carried at the lower of amortized cost or fair value as previously discussed, which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio for the quarter ended June 30, 2012 and prior

HSBC Finance Corporation

periods. As a result, the table below also includes dollars of delinquency and the delinquency ratio had these receivables not been transferred to held for sale on June 30, 2012.

	June 30, 2012
	As Reported		Prior to Transfer to Held For Sale(4)	March 31, 2012		December 31, 2011
	(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at lower of amortized cost or fair value or fair value of the collateral less cost to sell	$3,710	(1)	$5,246	$5,095	(1)	$4,843	(1)
Remainder:
Collectively evaluated for impairment	682		682	837		1,298
Individually evaluated for impairment(2)	1,757		1,757	1,801		1,964

Total remainder	2,439		2,439	2,638		3,262

Total real estate secured	6,149	(3)	7,685	7,733	(3)	8,105	(3)
Personal non-credit card	74		312	360		486

Total	$6,223		$7,997	$8,093		$8,591

Delinquency ratio:
Real estate secured:
Receivables carried at lower of amortized cost or fair value of the collateral less cost to sell(1)	78.47%		81.90%	82.12%		81.57%
Remainder:
Collectively evaluated for impairment	3.17		3.17	3.66		5.22
Individually evaluated for impairment(2)	14.64		14.64	14.83		16.52

Total remainder	7.28		7.28	7.53		8.87

Total real estate secured	16.08	(3)	19.25	18.75	(3)	18.98	(3)
Personal non-credit card	2.12		6.73	7.50		9.35

Total	14.92%		17.95%	17.58%		17.93%

(1)

This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $1.9 billion, $2.3 billion and $2.0 billion at June 30, 2012, March 31, 2012 and December 31, 2011, respectively.

(2)

This amount represents TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies.

(3)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, stated income and second lien real estate secured receivables:

	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars are in millions)
Dollarsof contractual delinquency:
Interest-only receivables	$305	$356	$370
Stated income receivables	506	562	590
Second lien receivables	371	391	500
Delinquencyratio:
Interest-only receivables	40.61%	39.47%	38.54%
Stated income receivables	27.41	27.43	27.35
Second lien receivables	9.24	9.26	11.16
(4)

Excludes the impact of the lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale as well as the credit loss reserves associated with receivables transferred to held for sale which reduced the carrying amount of these receivables.

HSBC Finance Corporation

Overall dollars of delinquency as reported decreased a total of $1.9 billion and $2.4 billion since March 31, 2012 and December 31, 2011, respectively. As discussed above, the delinquency trends have been impacted by the transfer of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies to held for sale. Excluding the impact of the transfer of those receivables to held for sale, dollars of delinquency decreased $96 million and $594 million as compared to March 31, 2012 and December 31, 2011, respectively. In our real estate secured receivable portfolio, dollars of delinquency decreased as compared to both March 31, 2012 and December 31, 2011 due to a decrease in dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels, the impact of improvements in economic conditions and as compared to December 31, 2011, seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments, partially offset by an increase in late stage delinquency driven by our earlier decision to temporarily suspended foreclosure activities. As compared to both periods, the decrease in dollars of real estate secured delinquency on accounts less than 180 days contractually delinquent is most pronounced for accounts which are not considered TDR Loans. Excluding the impact of the transfer to held for sale, dollars of delinquency decreased in our personal non-credit card receivable portfolio as compared to both March 31, 2012 and December 31, 2011 reflecting the impact of lower receivable levels, improved credit quality and as compared to December 31, 2011, seasonal improvements in collection activities during the first quarter of the year as discussed above.

Excluding the impact of the transfer of receivables to held for sale as discussed above, the overall delinquency ratio was 17.95 percent compared to 17.58 percent and 17.93 percent at March 31, 2012 and December 31, 2011, respectively. The delinquency ratio increased as compared to March 31, 2012 as receivable levels decreased at a faster pace than dollars of delinquency reflecting an increase in late stage delinquency driven by our earlier decision to temporarily suspended foreclosure activities. As compared to December 31, 2011, the delinquency ratio was essentially flat.

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

HSBC Finance Corporation

Net Charge-offs of Receivables The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at fair value and there are no longer any charge-offs associated with these receivables.

Three Months Ended(1)	June 30, 2012	March 31, 2012	June 30, 2011
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$607	$735	$763
Personal non-credit card	90	143	174

Total	$697	$878	$937

Net charge-off ratio:
Real estate secured	5.99%	7.01%	6.59%
Personal non-credit card	7.88	11.54	11.13

Total	6.19%	7.49%	7.13%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	6.19%	7.29%	6.84%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter as all receivable portfolios were positively impacted by lower receivable levels and lower dollars of delinquency as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in economic conditions. The overall decrease in dollars of net charge-offs for real estate secured receivables also reflects the impact of fewer accounts migrating to charge-off due to lower receivables and the impact of our earlier temporary suspension of foreclosure activities because once foreclosure is initiated a higher payment is required for an account to be re-aged. As a result, more accounts are receiving re-ages than otherwise would if the accounts were in the process of foreclosure. As we have commenced foreclosures in substantially all states, once we initiate foreclosure proceedings, customers will be required to make higher payments in order to qualify for a re-age. However, it will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure. See “Customer Account Management Policies and Practices” for more information regarding the delinquency treatment of re-aged accounts and other customer account management tools.

The net charge-off ratio decreased 130 basis points and 94 basis points as compared to the prior quarter and prior year quarter, respectively, as the decrease in net charge-off dollars as discussed above outpaced the decrease in receivable levels.

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables decreased as compared to both the prior quarter and prior year quarter due to lower dollars of net charge-offs and REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

HSBC Finance Corporation

Nonperforming Assets Nonperforming assets are summarized in the following table:

	June 30, 2012
	As Reported		Prior to Transfer to Held For Sale(5)	March 31, 2012	December 31, 2011
			(dollars are in millions)
Nonaccrual receivable portfolios(1):
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell(2)	$1,142		$5,118	$4,958	$4,687
Remainder:
Collectively evaluated for impairment	420		420	527	773
Individually evaluated for impairment(3)	974		974	1,044	1,084

Total remainder	1,394		1,394	1,571	1,857

Total real estate secured(4)	2,536		6,512	6,529	6,544
Personal non-credit card	-		201	247	330

Total nonaccrual receivables	2,536		6,713	6,776	6,874
Real estate owned	229		229	263	299
Nonaccrual receivables held for sale	2,498	(6)	-	-	-

Total nonperforming assets	$5,263		$6,942	$7,039	$7,173

Credit loss reserves as a percent of nonaccrual receivables excluding receivables held for sale	181.7%		86.3%	86.6%	86.6%

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

(2)

This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $547 million, $2.2 billion and $1.9 billion at June 30, 2012, March 31, 2012 and December 31, 2011, respectively.

(3)

This amount represents TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. This amount excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(4)	At June 30, 2012, March 31, 2012 and December 31, 2011, nonaccrual second lien real estate secured receivables totaled $286 million, $297 million and $344 million, respectively.

(5)

Excludes the impact of the lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale as well as the credit loss reserves associated with receivables transferred to held for sale which reduced the carrying amount of these receivables.

(6)	This amount includes $1.2 million of real estate secured receivables held for sale which are also classified as TDR Loans.

The decrease in nonaccrual receivables held for investment at June 30, 2012 was impacted by the transfer of our entire personal non-credit card receivables and a portion of our real estate secured receivables to held for sale. Excluding the impact of these items, total nonaccrual receivables decreased $63 million and $161 million as compared to March 31, 2012 and December 31, 2011, respectively, reflecting lower receivable levels and lower delinquency levels for real estate secured nonaccrual receivables on accounts less than 180 days contractually delinquent and for personal non-credit card receivables a well as improvements in economic conditions. Additionally, as compared to December 31, 2011, the decrease reflects improvements in seasonal collection activities in the first quarter of the year as some customers use their tax refunds to make payments. These decreases were partially offset by the impact of higher late stage delinquency for real estate secured receivables reflecting the continuing impact of our earlier temporary suspension of foreclosure activities.

HSBC Finance Corporation

The following table summarizes TDR Loans and TDR Loans held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above:

	June 30, 2012	March 31, 2012	December 31, 2011
	(in millions)
Real estate secured	$2,769	$3,261	$2,967
Personal non-credit card	60	144	175

Total	$2,829	$3,405	$3,142

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

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 379,800 real

HSBC Finance Corporation

estate secured loans (including receivables currently classified as held for sale) with an aggregate outstanding principal balance of $44.0 billion at the time of modification and/or re-age under our foreclosure avoidance programs, which are described below, and a proactive adjustable rate mortgage (“ARM”) reset modification program which ended during the fourth quarter of 2009. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of June 30, 2012	Number of Loans	Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	36%	34%
30- to 59-days delinquent	5	5
60-days or more delinquent	17	23
Paid-in-full	9	8
Charged-off, transferred to real estate owned or sold	33	30

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken:

	Number of Accounts(1)	Outstanding Receivable Balance(1)(4)
	(accounts are in thousands, dollars are in millions)
June 30, 2012:(5)
Collection re-age only	116.9	$9,330
Modification only(2)	12.2	1,188
Modification re-age	107.9	11,054

Total loans modified and/or re-aged(3)	237.0	$21,572

March 31, 2012:
Collection re-age only	118.4	$9,972
Modification only(2)	12.9	1,335
Modification re-age	109.0	12,309

Total loans modified and/or re-aged(3)	240.3	$23,616

December 31, 2011:
Collection re-age only	119.4	$10,129
Modification only(2)	13.6	1,439
Modification re-age	110.2	12,668

Total loans modified and/or re-aged(3)	243.2	$24,236

(1)	See Note 6, “Receivables,” in our 2011 Form 10-K for additional information describing modified and/or re-aged loans which are accounted for as troubled debt restructurings.

(2)	Includes loans that have been modified under a proactive ARM reset modification program which ended during the fourth quarter of 2009.

HSBC Finance Corporation

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

	Number of Accounts	Outstanding Receivable Balance
June 30, 2012:
Current or less than 30-days delinquent	63%	66%
30- to 59-days delinquent	8	9
60-days or more delinquent	29	25

	100%	100%

March 31, 2012:
Current or less than 30-days delinquent	64%	63%
30- to 59-days delinquent	8	8
60-days or more delinquent	28	29

	100%	100%

December 31, 2011:
Current or less than 30-days delinquent	61%	61%
30- to 59-days delinquent	10	10
60-days or more delinquent	29	29

	100%	100%

(4)

The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of any charge-off recorded in accordance with our existing charge-off policies but excludes any basis adjustments to the loan such as unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans. Additionally, the balance in this table related to receivables which have been classified as held for sale has been reduced by the lower of amortized cost or fair value adjustment recorded as well as the credit loss reserves associated with these receivables prior to the transfer.

(5)

The decrease in dollars of re-aged products as of June 30, 2012, primarily reflects the impact of the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card loans to held for sale which are now carried at the lower of amortized cost or fair value which reduces the carrying value of these receivables.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

The following table summarizes loans modified during the six months ended June 30, 2012 and 2011 (including receivables currently classified as held for sale), some of which may also have been re-aged:

	Number of Accounts	Outstanding Receivable Balance
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Six months ended June 30, 2012	10.6	$1.5
Six months ended June 30, 2011	18.7	2.6

(1)	Includes all loans modified during the six months ended June 30, 2012 and 2011 regardless of whether the loan was also re-aged.

(2)

If qualification criteria are met, loan modification may occur on more than one occasion for the same account. For purposes of the table above, an account is only included in the modification totals once in an annual period and not for each separate modification in an annual period.

A primary tool used during account modification involves modifying the monthly payment through lowering the rate on the loan on either a temporary or permanent basis. The following table summarizes the weighted-average contractual rate reductions and the average amount of payment relief provided to customers that entered an account modification (including receivables currently classified as held for sale) for the first time during the quarter indicated.

	Quarter Ended
	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	341	341	340	343	336
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	25.8%	26.8%	26.2%	27.1%	27.1%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)

Excludes any modifications on purchased receivable portfolios. Purchased receivable portfolios totaled $1.0 billion, $1.0 billion $1.1 billion, $1.1 billion and $1.1 billion as of June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011, respectively.

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

We continue to monitor and track information related to accounts that have been re-aged. At June 30, 2012, approximately 94 percent of all re-aged receivables are real estate secured products. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

Re-age Table(1)(2)(3)

	June 30, 2012	March 31, 2012	December 31, 2011
Never re-aged	49.1%	49.5%	50.0%
Re-aged:
Re-aged in the last 6 months	9.9	10.3	9.5
Re-aged in the last 7-12 months	9.3	9.3	12.1
Previously re-aged beyond 12 months	31.7	30.9	28.4

Total ever re-aged	50.9	50.5	50.0

Total	100.0%	100.0%	100.0%

Re-aged by Product(1)(2)(3)

	June 30, 2012(4)		March 31, 2012		December 31, 2011
	(dollars are in millions)
Real estate secured	$19,992	52.3%	$21,553	52.3%	$22,080	51.7%
Personal non-credit card	1,233	35.5	1,709	35.6	1,874	36.1

Total	$21,225	50.9%	$23,262	50.5%	$23,954	50.0%

(1)	The tables above includes both Collection Re-ages and Modification Re-ages, as discussed above, for receivables and receivables held for sale.

(2)

The outstanding receivable balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans as well as net of any charge-off recorded in accordance with our existing charge-off policies as well as lower of amortized cost or fair value recorded on receivables held for sale.

(3)

The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At June 30, 2012, March 31, 2012 and December 31, 2011, the unpaid principal balance of re-ages without receipt of a payment totaled $772 million, $780 million and $783 million, respectively.

(4)

The decrease in dollars of re-aged products as of June 30, 2012, primarily reflects the impact of the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card loans to held for sale which are now carried at the lower of amortized cost or fair value which reduces the carrying value of these receivables.

The overall decrease in dollars of re-aged loans during the first half of 2012 reflects the lower receivable levels as discussed above. At June 30, 2012, March 31, 2012 and December 31, 2011, $5.0 billion (24 percent of total re-aged loans in the Re-age Table), $6.5 billion (28 percent of total re-aged loans in the Re-age Table) and $6.9 billion (29 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

HSBC Finance Corporation

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

Due to affiliates totaled $8.0 billion and $8.3 billion at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 20 percent and 18 percent of our total debt and preferred stock funding, respectively.

At June 30, 2012 and December 31, 2011, we have committed back-up lines of credit totaling $2.0 billion with HSBC affiliates. There were no balances outstanding under these back-up lines of credit at June 30, 2012 or December 31, 2011. Additionally, we have a $1.5 billion uncommitted secured credit facility from HSBC Bank USA and a $2.0 billion committed credit facility and a $4.0 billion uncommitted credit facility from HSBC USA Inc. At June 30, 2012 and December 31, 2011, there were no balances outstanding under these facilities.

We have derivative contracts with a notional value of $30.5 billion, or approximately 99 percent of total derivative contracts, outstanding with HSBC affiliates at June 30, 2012 and $40.4 billion, or approximately 99 percent at December 31, 2011.

Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $2.8 billion and $1.1 billion at June 30, 2012 and December 31, 2011, respectively. Securities purchased under agreements to resell totaled $1.7 billion and $920 million at June 30, 2012 and December 31, 2011, respectively. Interest bearing deposits with banks and securities purchased under agreements to resell increased as compared to December 31, 2011 primarily as a result of consideration received from the sale of our Card and Retail Services business on May 1, 2012 and the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios and the sale of REO properties, partially offset by debt maturities as well as a requirement during the second quarter of 2012 to post collateral under our derivative agreements.

Commercial paper  totaled $302 million and $4.0 billion at June 30, 2012 and December 31, 2011, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $62 million and $365 million at June 30, 2012 and December 31, 2011, respectively. Commercial paper balances decreased as compared to December 31, 2011 as we ceased new commercial paper issuances during the second quarter of 2012 and began reducing commercial paper balances. The wind-down of our commercial paper program will largely be completed prior to December 31, 2012. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans, sourced primarily through HSBC USA Inc., or through direct support from HSBC and its affiliates.

At June 30, 2012, we have a third-party back-up line of credit totaling $2.0 billion which will expire in April 2014. At December 31, 2011, we had third-party back-up lines of credit totaling $4.0 billion of which $2.0 billion expired in April 2012 and was not renewed. This reduction is consistent with the on-going wind-down of our commercial paper program and thus we do not expect that it will have a significant impact on our availability of

HSBC Finance Corporation

short term funding. At June 30, 2012 and December 31, 2011, we also have credit facilities totaling $2.0 billion with HSBC affiliates to support any ongoing issuance of commercial paper as discussed above. As we continue to wind-down our commercial paper program, we are also evaluating and may eliminate some of our other third-party or related party back-up lines which had previously supported our commercial paper program.

Long-term debt  decreased to $33.6 billion at June 30, 2012 from $39.8 billion at December 31, 2011. The following table summarizes issuances and repayments of long-term debt for continuing operations during the six months ended June 30, 2012 and 2011:

Six Months Ended June 30,	2012	2011
	(in millions)
Long-term debt issued	$-	$227
Long-term debt retired	(6,192)	(7,656)

Net long-term debt retired	$(6,192)	$(7,429)

Secured financings of $3.1 billion at June 30, 2012 are secured by $5.1 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.

In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes previously issued.

As it relates to our discontinued credit card operations, we had secured conduit credit facilities with commercial banks which provided for secured financings of credit card receivables on a revolving basis totaling $650 million at December 31, 2011. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. The secured financings were paid in full on April 30, 2012.

Common Equity  During the first half of 2012, we did not receive any capital contributions from HINO. However, as we continue to liquidate our real estate secured and personal non-credit card receivable portfolios, HSBC’s continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.

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

Selected capital ratios are summarized in the following table:

	June 30, 2012	December 31, 2011
Tangible common equity to tangible assets(1)	9.52%	7.11%
Common and preferred equity to total assets	12.62	10.90

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

Commitments  We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At June 30, 2012 and December 31, 2011, we had $535 million of open consumer lines of credit, including accounts associated with receivables held for sale.

HSBC Finance Corporation

2012 Funding Strategy  Our current range of estimates for funding needs and sources for 2012 are summarized in the table that follows.

	Actual January 1 through June 30, 2012	Estimated July 1 through December 31, 2012			Estimated Full Year 2012
	(in billions)
Funding needs:
Net commercial paper maturities and paydowns	$4	$0	–	0	$4	–	4
Term debt maturities	7	4	–	5	11	–	12
Secured financing maturities	-	1	–	2	1	–	2
Litigation bond	-	3	–	4	3	–	4

Total funding needs	$11	$8	–	11	$19	–	22

Funding sources:
Net asset attrition(1)	$2	$1	–	2	$3	–	4
Liquidation of short-term investments	(3)	3	–	3	0	–	0
Asset sales and transfers	12	2	–	3	14	–	15
HSBC and HSBC subsidiaries, including capital infusions	-	2	–	2	2	–	2
Other(2)	-	0	–	1	0	–	1

Total funding sources	$11	$8	-	11	$19	–	22

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

In 2012, the sale of the Card and Retail Services business and continued portfolio attrition will be key sources of liquidity. The combination of the sale of our Card and Retail Services business, cash generated from operations, asset sales from the portfolios transferred to held for sale and borrowings from HSBC or its subsidiaries is expected to generate the liquidity necessary to meet our maturing debt obligations in 2012.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the six months ended June 30, 2012 should not be considered indicative of the results for any future period.

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

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of June 30, 2012 and December 31, 2011, we had no Level 3 assets in our continuing operations recorded at fair value on either a recurring or non-recurring basis.

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

Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012 or 2011.

Transfers Between Level 2 and Level 3 Measurements  Assets recorded at fair value on a recurring basis at June 30, 2012 and December 31, 2011 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities, mortgage-backed securities and at December 31, 2011, foreign corporate debt securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

HSBC Finance Corporation

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

We did not have any transfer into or out of Level 3 classifications in our continuing operations during the three and six months ended June 30, 2012 and 2011. There was no available-for-sale securities for continuing operations reported as Level 3 at June 30, 2012 and December 31, 2011, respectively.

See Note 15, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

Risk Management

Credit Risk Management  Day-to-day management of retail credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures focus on effective collections and customer account management efforts for each loan. Prior to the sale of our Card and Retail Services business on May 1, 2012, our lending guidelines, which delineate the credit risk we were willing to take and the related terms, were specific not only for each product, but also took into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. See the captions “Credit Quality” and “Risk Management” in our 2011 Form 10-K for a detailed description of our policies regarding the establishment of credit loss reserves, our delinquency and charge-off policies and practices and our customer account management policies and practices. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in our 2011 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with unaffiliated and affiliated third parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At June 30, 2012 and December 31, 2011, we provided third party swap counterparties with $12 million and $10 million of collateral, respectively, in the form of cash. The fair value of our agreements with an affiliate counterparty required us to provide collateral to the affiliate of $337 million at June 30, 2012, all of which was paid in cash. At December 31, 2011, the fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral of $584 million to us, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

There have been no significant changes in our approach to credit risk management since December 31, 2011.

Liquidity Risk Management  Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolios, including the proceeds of receivables held for sale, coupled with the sale of our Card and Retail Services business on May 1, 2012 as previously discussed will be the primary

HSBC Finance Corporation

driver of our liquidity management process going forward. However, lower cash flow, as a result of declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, will not provide sufficient cash to fully cover maturing debt over the next four to five years. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Further, we currently expect a significant shift in our short-term funding sources as we continue the wind-down of our commercial paper program. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans, sourced primarily through HSBC USA Inc., or through direct support from HSBC and its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital considerations, our intent may change and a portion of this required funding could be generated through additional selected receivable portfolio sales in our run-off portfolios.

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

The following summarizes our credit ratings at June 30, 2012 and December 31, 2011:

	Standard Poor’s Corporation	Moody’s Investor Service	Fitch Ratings
As of June 30, 2012:
Senior debt	A	Baa1	AA-
Senior subordinated debt	A-	Baa2	A+
Commercial paper	A-1	P-2	F1+
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	A-	Baa1	A+
Commercial paper	A-1	P-1	F1+
Series B preferred stock	BBB+	Baa2	-

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

On June 22, 2012, Moody’s downgraded our long-term and short-term ratings as noted in the table above. As a result of this downgrade, our secured financings agreements now require us to remit on a daily basis all cash received on the receivables securing the debt. Prior to the downgrade we remitted such funds on a monthly basis.

As of June 30, 2012, there were no other pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above.

Other than the planned wind-down of our commercial paper program during 2012 and increased reliance on HSBC affiliates for funding, there have been no significant changes in our approach to liquidity risk management since December 31, 2011.

HSBC Finance Corporation

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

Interest Rate Risk Management  HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At both June 30, 2012 and December 31, 2011, our absolute PVBP limit was $5.50 million, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at June 30, 2012 and December 31, 2011 dictated that the value of the balance sheet could not increase or decrease by more than $5.50 million.

The following table shows the components of our absolute PVBP position at June 30, 2012 and December 31, 2011 broken down by currency risk:

	June 30, 2012	December 31, 2011
	(in millions)
USD	$.284	$1.679
Other	.060	.151

Absolute PVBP risk	$.344	$1.830

The decrease since December 31, 2011 reflects changes in cash flow projections relating to our real estate secured receivable portfolio.

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2012 and 2011 a declining balance sheet and the current interest rate risk profile. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The estimates at December 31, 2011 has been adjusted to reflect the impact of the Capital One transaction previously discussed with balances reduced at the sale date and the associated impact of that reduction is included in these estimates. The following table summarizes such estimated impact, excluding any impacts on our portfolio of non-qualifying hedges:

	June 30, 2012	December 31, 2011
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$11	$27
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	(13)	(20)

HSBC Finance Corporation

The decrease in net interest income following a hypothetical rate rise and increase in net interest income following a hypothetical rate fall as compared to December 31, 2011 reflect a change in our funding mix from shorter term to longer term liabilities that results from the wind down of the commercial paper program and shift to affiliate funding, regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios including housing price index assumptions, and model enhancements.

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

Strategic Risk Management  There has been no significant change in our approach to strategic risk management since December 31, 2011.

HSBC Finance Corporation

RECONCILIATIONS OF NON-U.S. GAAP FINANCIAL MEASURES TO U.S. GAAP FINANCIAL MEASURES

	June 30, 2012	December 31, 2011
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$4,936	$5,351
Exclude:
Fair value option adjustment	(385)	(755)
Unrealized (gains) losses on cash flow hedging instruments	444	494
Postretirement benefit plan adjustments, net of tax	10	11
Unrealized (gains) losses on investments	(109)	(102)
Intangible assets	-	(514)

Tangible common equity	$4,896	$4,485

Tangible shareholders’ equity:
Tangible common equity	$4,896	$4,485
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$7,471	$7,060

Tangible assets:
Total assets	$51,595	$63,567
Exclude:
Intangible assets	-	(514)
Derivative financial assets	(183)	-

Tangible assets	$51,412	$63,053

Equity ratios:
Common and preferred equity to total assets	12.62%	10.90%
Tangible common equity to tangible assets	9.52	7.11
Tangible shareholders’ equity to tangible assets	14.53	11.20

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

Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See “Litigation and Regulatory Matters in Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 60 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 1A.    Risk Factors

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A: Risk Factors, on pages 14 – 24 of our 2011 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

Regulatory investigations, fines, sanctions and requirements relating to conduct of business and financial crime negatively affecting our results and brand. Financial service providers are at risk of regulatory sanctions or fines related to conduct of business and financial crime. The incidence of regulatory proceedings and other adversarial proceedings against financial service firms is increasing. HSBC Holdings plc and certain of its affiliates, including HSBC Bank USA, are the subject of ongoing investigations by bank regulatory and law enforcement agencies in the United States relating to their compliance with anti-money laundering laws and regulations, the U.S. Bank Secrecy Act and sanctions programs administered by the U.S. Office of Foreign Assets Control. In each of these U.S. regulatory and law enforcement matters, HSBC Group companies,

HSBC Finance Corporation

including HSBC Bank USA, have received Grand Jury subpoenas or other requests for information from U.S. Government or other agencies, and HSBC is cooperating fully and engaging in efforts to resolve matters. The resolution of at least some of these matters is likely to involve the filing of corporate criminal as well as civil charges and the imposition of significant fines and penalties. The prosecution of corporate criminal charges in these types of cases has most often been deferred through an agreement with the relevant authorities; however, U.S. authorities have substantial discretion, and prior settlements can provide no assurance as to how the U.S. authorities will proceed in these matters. In the event of a filing of criminal charges the prosecution of which is not deferred, there could be significant consequences to HSBC and its affiliates, including loss of business, withdrawal of funding and harm to our reputation, all of which would have a material adverse effect on our business, liquidity, financial condition, results of operations and prospects.

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and months ended June 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices 102

Assets:

            by business segment 47

            fair value of financial assets 53

            fair value measurements 51

            nonperforming 22, 101

Balance sheet (consolidated) 5

Basel II 75

Basis of reporting 76

Business:

            consolidated performance review 70

            focus 68

Capital:

            2012 funding strategy 110

            common equity movements 109

            consolidated statement of changes 6

            selected capital ratios 109

Cash flow (consolidated) 7

Cautionary statement regarding forward-looking

            statements 66

Compliance risk 115

Consumer business segment 46, 91

Controls and procedures 117

Credit quality 94

Credit risk:

            concentration 23

            management 112

Current environment 66

Deferred tax assets 37

Derivatives:

            cash flow hedges 30

            fair value hedges 29

            income (expense) 88

            non-qualifying hedges 31

            notional value 33

Discontinued operations 10

Equity:

            consolidated statement of changes 6

            ratios 109

Equity securities available-for-sale 14

Estimates and assumptions 9

Executive overview 66

Fair value measurements:

            assets and liabilities recorded at fair value on a

                recurring basis 54

            assets and liabilities recorded at fair value on a

                non-recurring basis 57

            fair value adjustments 52

            financial instruments 53

            hierarchy 110

            transfers into/out of level one and

                two 56, 111

            transfers into/out of level two and

                three 56, 111

            valuation control framework 52

            valuation techniques 58

Financial highlights metrics 73

Financial liabilities:

            designated at fair value 33, 54

            fair value of financial liabilities 53, 54

Forward looking statements 66

Funding 75, 108

Gain (loss) on debt designated at fair value and

    related derivatives 34, 88

Geographic concentration of receivables 23

Impairment:

            available-for-sale securities 15

            credit losses 24, 71, 86

            nonaccrual receivables 18, 101

            nonperforming assets 22, 101

Income tax expense 35

Interest income:

            net interest income 84

            sensitivity 114

Interest rate risk 114

Internal control 117

Key performance indicators 73

Legal proceedings 60, 117

Liabilities:

            commercial paper 108

            commitments 109

            financial liabilities designated at

                fair value 33, 54

            lines of credit 108

            long-term debt 109

Liquidity and capital resources 108

Liquidity risk 112

Litigation and regulatory matters 60, 117

Loans and advances — see Receivables

Loan impairment charges — see Provision for

             credit losses

Market risk 114

Mortgage lending products 17, 80

Net interest income 84

New accounting pronouncements 65

Operating expenses 89

Operational risk 115

HSBC Finance Corporation

Other revenues 87

Pension and other postretirement benefits 40

Performance, developments and trends 70

Profit (loss) before tax:

            by segment — IFRSs 47

            consolidated 3

Provision for credit losses 24, 71, 86

Ratios:

            capital 109

            charge-off (net) 100

            credit loss reserve related 95

            delinquency 98

            earnings to fixed charges — Exhibit 12

            efficiency 73, 90

            financial 73

Re-aged receivables 107

Real estate owned 82

Receivables:

            by category 17, 80

            by charge-off (net) 100

            by delinquency 98

            geographic concentration 23

            held for sale 26

            modified and/or re-aged 103

            nonaccrual 18, 101

            overall review 80

            risk concentration 23

            troubled debt restructures 19, 72, 102

Reconciliation of Non-U.S. GAAP financial measures

            to U.S. GAAP financial measures 116

Reconciliation of U.S. GAAP results to IFRSs 77

Refreshed loan-to-value 81

Related party transactions 41

Reputational risk 115

Results of operations 84

Risk elements in the loan portfolio by product 23

Risk factors 117

Risk management:

            credit 112

            compliance 115

            interest rate 114

            liquidity 112

            market 114

            operational 115

            reputational 115

            strategic 115

Securities:

            fair value 14, 54

            maturity analysis 16

Segment results — IFRSs basis:

            consumer 47, 91

            “All Other” grouping 47

            overall summary 46, 90

Selected financial data 73

Sensitivity:

            projected net interest income 114

Statement of cash flows 7

Statement of comprehensive income (loss) 4

Statement of changes in shareholders’ equity 6

Statement of income (loss) 3

Strategic initiatives and focus 10, 68

Strategic risk 115

Table of contents 2

Tangible common equity to tangible managed

            assets 109

Tax expense 35

Troubled debt restructures 19, 72, 102

Variable interest entities 50

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION (Registrant)

/s/ MICHAEL A. REEVES
Michael A. Reeves Executive Vice President and Chief Financial Officer

Date: July 30, 2012

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and months ended June 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.