Form 10-Q
period 2012-09-30
HSBC Finance Corp
filed 2012-11-05
CIK 354964

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC FINANCE CORPORATION

FORM 10-Q

HSBC Finance Corporation

Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Finance and other interest income	$833	$1,017	$2,598	$3,237
Interest expense on debt held by:
HSBC affiliates	40	44	120	119
Non-affiliates	376	521	1,262	1,711

Interest expense	416	565	1,382	1,830

Net interest income	417	452	1,216	1,407
Provision for credit losses	287	2,182	1,816	3,473

Net interest income (loss) after provision for credit losses	130	(1,730)	(600)	(2,066)

Other revenues:
Derivative related income (expense)	(42)	(913)	(261)	(1,036)
Gain (loss) on debt designated at fair value and related derivatives	(95)	792	(399)	1,008
Servicing and other fees from HSBC affiliates	8	4	26	17
Lower of amortized cost or fair value adjustment on receivables held for sale	(50)	-	(1,597)	1
Other income	35	27	27	77

Total other revenues	(144)	(90)	(2,204)	67

Operating expenses:
Salaries and employee benefits	55	35	134	125
Occupancy and equipment expenses, net	11	13	32	42
Real estate owned expenses	22	39	71	174
Other servicing and administrative expenses	104	49	264	342
Support services from HSBC affiliates	84	68	229	207

Total operating expenses	276	204	730	890

Loss from continuing operations before income tax	(290)	(2,024)	(3,534)	(2,889)
Income tax benefit	98	689	1,325	1,161

Loss from continuing operations	(192)	(1,335)	(2,209)	(1,728)

Discontinued Operations (Note 2):
Income (loss) from discontinued operations before income tax	(36)	378	2,685	885
Income tax benefit (expense)	91	(104)	(1,026)	(287)

Income from discontinued operations	55	274	1,659	598

Net loss	$(137)	$(1,061)	$(550)	$(1,130)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net loss	$(137)	$(1,061)	$(550)	$(1,130)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on: Derivatives designated as cash flow hedges	34	(56)	84	4
Securities available-for-sale, not other-than-temporarily impaired	15	43	22	40
Other-than-temporarily impaired debt securities available-for-sale	-	-	-	(1)
Pension and postretirement benefit plan adjustments	-	-	1	1
Foreign currency translation adjustments, net of tax	4	(11)	4	(5)

Other comprehensive income (loss)	53	(24)	111	39

Total comprehensive income (loss)	$(84)	$(1,085)	$(439)	$(1,091)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions,
	except share data)
Assets
Cash	$729	$215
Interest bearing deposits with banks	1,363	1,140
Securities purchased under agreements to resell	900	920
Securities available-for-sale	116	188
Receivables, net (including $5.0 billion and $5.3 billion at September 30, 2012 and December 31, 2011, respectively, collateralizing long-term debt)	30,482	43,201
Receivables held for sale	6,361	-
Properties and equipment, net	74	77
Real estate owned	204	299
Derivative financial assets	10	-
Deferred income taxes, net	3,715	3,314
Other assets	1,486	1,312
Assets of discontinued operations	2,085	12,901

Total assets	$47,525	$63,567

Liabilities
Debt:
Due to affiliates (including $501 million and $447 million at September 30, 2012 and December 31, 2011, respectively, carried at fair value)	$7,826	$8,262
Commercial paper	79	4,026
Long-term debt (including $11.1 billion and $13.7 billion at September 30, 2012 and December 31, 2011 carried at fair value and $3.0 billion and $3.3 billion at September 30, 2012 and December 31, 2011, respectively, collateralized by receivables)	30,192	39,790

Total debt	38,097	52,078

Derivative related liabilities	9	26
Liability for postretirement benefits	237	280
Other liabilities	1,258	1,688
Liabilities of discontinued operations	1,521	2,569

Total liabilities	41,122	56,641

Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued)	1,000	1,000
Common shareholder’s equity:
Common stock, $0.01 par value, 100 shares authorized, 68 shares issued at both September 30, 2012 and December 31, 2011	-	-
Additional paid-in capital	23,974	23,966
Accumulated deficit	(18,861)	(18,219)
Accumulated other comprehensive loss	(285)	(396)

Total common shareholder’s equity	4,828	5,351

Total shareholders’ equity	6,403	6,926

Total liabilities and shareholders’ equity	$47,525	$63,567

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30,	2012	2011
	(in millions)
Preferred stock
Balance at beginning and end of period	$1,575	$1,575

Common shareholder’s equity
Additional paid-in capital
Balance at beginning of period	23,966	23,321
Capital contribution from parent	-	400
Employee benefit plans, including transfers and other	8	6

Balance at end of period	23,974	23,727

Accumulated deficit
Balance at beginning of period	(18,219)	(16,685)
Net loss	(550)	(1,130)
Dividends:
Preferred stock	(92)	(96)

Balance at end of period	(18,861)	(17,911)

Accumulated other comprehensive loss
Balance at beginning of period	(396)	(491)
Other comprehensive income	111	39

Balance at end of period	(285)	(452)

Total common shareholder’s equity at end of period	4,828	5,364

Total shareholders’ equity at end of period	$6,403	$6,939

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30,	2012	2011
	(in millions)
Cash flows from operating activities
Net loss	$(550)	$(1,130)
Income from discontinued operations	1,659	598

Loss from continuing operations	(2,209)	(1,728)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Provision for credit losses	1,816	3,473
Lower of amortized cost or fair value adjustment on receivables held for sale	1,597	(1)
Loss on sale of real estate owned, including lower of amortized cost or market adjustments	37	83
Depreciation and amortization	6	13
Mark-to-market on debt designated at fair value and related derivatives	715	(534)
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(743)	(140)
Net change in other assets	(574)	(606)
Net change in other liabilities	(473)	(100)
Other, net	337	245

Cash provided by (used in) operating activities-continuing operations	509	705
Cash provided by (used in) operating activities-discontinued operations	2,361	1,785

Net cash provided by (used in) operating activities	2,870	2,490

Cash flows from investing activities
Securities:
Purchased	(46)	(573)
Matured	89	157
Sold	123	279
Net change in short-term securities available-for-sale	(92)	(88)
Net change in securities purchased under agreements to resell	20	1,436
Net change in interest bearing deposits with banks	(223)	1,000
Receivables:
Net collections	2,210	2,772
Proceeds from sales of real estate owned	474	1,271
Purchases of properties and equipment	(3)	(1)

Cash provided by (used in) investing activities-continuing operations	2,552	6,253
Cash provided by (used in) investing activities-discontinued operations	9,359	(359)

Net cash provided by (used in) investing activities	11,911	5,894

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Nine Months Ended September 30,	2012	2011
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	$(3,947)	$1,147
Net change in due to affiliates	(490)	498
Long-term debt issued	-	245
Long-term debt retired	(9,472)	(10,488)
Capital contribution from Parent	-	400
Shareholders’ dividends	(92)	(96)

Cash provided by (used in) financing activities-continuing operations	(14,001)	(8,294)
Cash provided by (used in) financing activities-discontinued operations	(195)	27

Net cash provided by (used in) financing activities	(14,196)	(8,267)

Net change in cash	585	117
Cash at beginning of period(1)	318	175

Cash at end of period(2)	$903	$292

Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$416	$763
Transfer of receivables to held for sale	6,756	8,620

(1)	Cash at beginning of period includes $103 million and $11 million for discontinued operations at December 31, 2011 and December 31, 2010, respectively.

(2)	Cash at end of period includes $174 million and $72 million for discontinued operations at of September 30, 2012 and 2011, respectively.

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

During the second quarter of 2012, we transferred $6.8 billion of receivables, net of credit loss reserves and a lower of cost or fair value adjustment, to receivables held for sale. The transfer included $3.3 billion of first lien real estate secured receivables, a substantial majority of which had already been written down to the fair value of the collateral less cost to sell as we considered the collateral to be the sole source for repayment. As we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the portfolio and, as a result, a fair value adjustment was recorded at the time of transfer to held for sale. This adjustment, amongst other things, takes into account a required return that a third party investor would require for these types of receivables. See Note 6, “Receivables Held for Sale,” for additional information.

HSBC Finance Corporation

2.    Discontinued Operations

2012 Discontinued Operations:

Insurance As discussed in prior filings, during the second quarter of 2012, we decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with HSBC’s core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are part of a disposal group held for sale and we began reporting this business as discontinued operations in the second quarter of 2012. Since the carrying value of the disposal group was greater than its estimated fair value less costs to sell, we recorded a pre-tax impairment loss of $92 million during the second quarter of 2012 to reflect the disposal group at its estimated fair value less cost to sell. This estimate takes into consideration foreign currency translation adjustments and unrealized gains on available-for-sale securities associated with the disposal group and reflected in accumulated other comprehensive income.

In September 2012, we announced we have entered into an agreement to sell our Insurance operations to Enstar Group Ltd (“Enstar”) for $181 million in cash, to be adjusted to reflect the actuarial value and capital of these operations at the date of closing, which is anticipated to be by the end of the first quarter of 2013, subject to regulatory approval. During the third quarter of 2012, we updated our estimate of fair value less cost to sell based on our announced agreement and reversed $33 million of the pre-tax impairment loss previously recorded resulting in a cumulative pre-tax lower of amortized cost or fair value less cost to sell of $59 million during the year-to-date period. As part of our analysis of the lower of amortized cost or fair market value adjustment recorded during the second quarter of 2012, we assumed that planned pre-sale distributions by these insurance subsidiaries would be treated as additional sales proceeds and become taxable, resulting in a $72 million tax provision. However, based on new information, during the third quarter of 2012 we have now assumed that pre-sale distributions would not be taxable which resulted in a reversal of income tax expense previously recorded. At September 30, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1.5 billion and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $996 million.

The following summarizes the operating results of our discontinued Insurance business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)	$105	$94	$169	$276
Income (loss) from discontinued operations before income tax	28	5	(72)	21

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

HSBC Finance Corporation

The following summarizes the assets and liabilities which are part of the disposal group held for sale related to our Insurance operations at September 30, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	September 30, 2012	December 31, 2011
	(in millions)
Cash	$2	$5
Interest bearing deposit with bank	32	3
Available-for-sale securities	1,474	1,851
Other assets	247	143

Assets of discontinued operations	$1,755	$2,002

Insurance policy and claim reserves	$996	$1,049
Other liabilities	175	43

Liabilities of discontinued operations	$1,171	$1,092

Commercial Our Commercial business has been in run-off since 1994. Prior to the second quarter of 2012, this business continued to be reported within continuing operations as we continued to generate cash flow from the ongoing collection of the receivables, including interest and fees. Beginning in the second quarter of 2012, we now report our Commercial business in discontinued operations as there are no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. Our Commercial business was previously included in the “All Other” caption in our segment reporting. The following summarizes the operating results of our discontinued Commercial business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net interest income and other revenues(1)	$1	$2	$23	$5
Income from discontinued operations before income tax	-	1	20	3

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

2011 Discontinued Operations:

Card and Retail Services On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11.8 billion which resulted in a pre-tax gain of $2.2 billion ($1.4 billion after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.

HSBC Finance Corporation

The receivables and other assets sold to Capital One were transferred to held for sale during the third quarter of 2011. As a result, we stopped recording provisions for credit losses, including charge-offs, at that time.

The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012(2)	2011
	(in millions)
Net interest income and other revenues(1)	$(14)	$959	$3,342	$2,785
Income (loss) from discontinued operations before income tax	(64)	373	2,737	870

(1)

Interest expense, which is included as a component of net interest income, was allocated to discontinued operations in accordance with our existing internal transfer pricing policy in all applicable periods. This policy uses match funding based on the expected lives of the assets and liabilities of the business at the time of origination, subject to periodic review, as demonstrated by the expected cash flows and re-pricing characteristics of the underlying assets.

(2)	Includes the gain on sale to Capital One of $2.2 billion in the nine months ended September 30, 2012.

During the three months ended September 30, 2012, net interest income and other revenues of $(14) million reflects refunds due to customers for certain enhancement programs as well as the final settlement of partner payments. The loss from discontinued operations before income tax of $64 million during the three months ended September 30, 2012 also reflects expenses of $50 million primarily related to activities to complete the separation of the credit card operational infrastructure between us and Capital One, predominantly with external consultants.

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at September 30, 2012 and December 31, 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	September 30, 2012		December 31, 2011
	(in millions)
Cash	$172		$96
Receivables	-		9,001
Intangible assets	-		514
Properties and equipment, net	-		95
Other assets	84		1,102

Assets of discontinued operations	$256		$10,808

Long-term debt	$-		$211
Other liabilities	349	(1)	1,257

Liabilities of discontinued operations	$349		$1,468

(1)	Primarily consists of amounts due to Capital One for cash collections we have received on customer accounts as well as legal accruals.

Intangible assets at December 31, 2011 included $29 million, net, that related to account relationships we purchased from HSBC Bank USA, N.A. (“HSBC Bank USA”) in July 2004. All new receivable originations on these account relationships were sold on a daily basis to HSBC Bank USA and we serviced the receivables for a fee. In March 2012, we sold these account relationships to HSBC Bank USA resulting in a gain of $79 million being recorded during the first quarter of 2012 which is included as a component of income from discontinued operations. All remaining intangible assets related to cardholder relationships were sold to Capital One on May 1, 2012.

HSBC Finance Corporation

We had secured conduit credit facilities with commercial banks which provided for secured financings of credit card receivables on a revolving basis totaling $650 million at December 31, 2011. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. These secured financings were paid in full on April 30, 2012.

We previously entered into commitments to meet the financing needs of our credit card customers. At December 31, 2011, we had $105.0 billion of open consumer lines of credit. As a result of the sale of the Card and Retail Services business, the open line of credit commitments for our credit card customers were transferred to Capital One on May 1, 2012.

2010 Discontinued Operations:

Taxpayer Financial Services (“TFS”) In December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business is reported in discontinued operations. The assets and liabilities of our TFS business as of September 30, 2012 and December 31, 2011 were not significant. Additionally, revenues and income before income tax for our TFS business were not significant for the three or nine months ended September 30, 2012 and 2011.

Auto Finance In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to Santander Consumer USA Inc. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. As a result of this transaction, our Auto Finance business is reported as discontinued operations. The assets and liabilities of our Auto Finance business as of September 30, 2012 and December 31, 2011 were not significant. Additionally, revenues and income before income tax for our Auto Finance business were not significant for the three or nine months ended September 30, 2012 and 2011.

HSBC Finance Corporation

3.    Securities

Securities consisted of the following available-for-sale investments:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Continuing operations:
Obligations of U.S. states and political subdivisions	$1	$-	$-	$1
Equity securities	11	-	-	11
Money market funds	104	-	-	104

Subtotal	116	-	-	116
Accrued investment income	-	-	-	-

Securities available-for-sale – continuing operations	$116	$-	$-	$116

Securities available-for-sale – discontinued operations(4)	$1,283	$191	$-	$1,474

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Continuing operations:
U.S. Treasury	$80	$-	$-	$80
U.S. government sponsored enterprises(1)	1	-	-	1
U.S. corporate debt securities(2)	57	1	(1)	57
Foreign debt securities(3)	26	-	-	26
Equity securities	10	-	-	10
Money market funds	13	-	-	13

Subtotal	187	1	(1)	187
Accrued investment income	1	-	-	1

Securities available-for-sale – continuing operations	$188	$1	$(1)	$188

Securities available-for-sale – discontinued operations(4)	$1,694	$165	$(8)	$1,851

(1)	Represents mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of December 31, 2011.

(2)	The majority of our U.S. corporate debt securities represented investments in the financial services, consumer products and insurance sectors at December 31, 2011.

(3)

We did not hold any foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at December 31, 2011. We did not hold any foreign debt securities at September 30, 2012.

(4)

Securities available-for-sale in our discontinued operations relates to our discontinued Insurance business and primarily consists of U.S. corporate debt securities, money market funds and foreign debt securities at September 30, 2012 and December 31, 2011.

HSBC Finance Corporation

At September 30, 2012, we did not hold any available-for-sale securities from continuing operations with gross unrealized losses. The table below provides a summary of gross unrealized losses and related fair values as of December 31, 2011 for available-for-sale securities for continuing operations classified as to the length of time the losses have existed.

	Less Than One Year			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. corporate debt securities	17	$(1)	$26	-	$-	$-
Foreign debt securities	10	-	15	-	-	-
Equity securities	1	-	5	-	-	-

	28	$(1)	$46	-	$-	$-

We review our securities whenever there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, no OTTI was recorded during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, an OTTI of less than $1 million was recognized in earnings on certain debt securities.

As it relates to the securities of our discontinued operations, these securities are part of a disposal group that were classified as held for sale during the second quarter of 2012 and moved to assets of discontinued operations. See Note 2, “Discontinued Operations,” for additional information.

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

HSBC Finance Corporation

•	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by the rating agencies.

At December 31, 2011, approximately 90 percent of our corporate debt securities from our continuing operations were rated A- or better. During the third quarter of 2012, we sold all of our remaining corporate debt securities for continuing operations.

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

For available-for-sale securities in our discontinued operations, at September 30, 2012, approximately 87 percent of our corporate debt securities are rated A- or better and approximately 91 percent of our asset-backed securities, which totaled $19 million are rated AAA. At December 31, 2011, approximately 88 percent of our corporate debt securities for discontinued operations are rated A- or better and approximately 91 percent of our asset-backed securities for discontinued operations, which totaled $27 million are rated AAA. Other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.

We realized gross gains on transactions involving available-for-sale securities for continuing operations of $2 million during both the three and nine months ended September 30, 2012 and $3 million and $4 million during the three and nine months ended September 30, 2011, respectively. Realized losses during both the three and nine months ended September 30, 2012 and 2011 were less than $1 million.

Contractual maturities and yields on investments in debt securities for continuing operations for those with set maturities were as follows:

September 30, 2012	Due Within 1 Year	After 1 but Within 5 Years	After 5 but Within 10 Years	After 10 Years	Total
	(dollars are in millions)
Obiligations of U.S. states and political subdivisions:
Amortized cost	$-	$-	$-	$1	$1
Fair value	-	-	-	1	1
Yield(1)	-	-	-	5.55%	5.55%

(1)	Computed by dividing annualized interest by the amortized cost of respective investment securities.

HSBC Finance Corporation

4.    Receivables

Receivables consisted of the following:

	September 30, 2012(1)	December 31, 2011
	(in millions)
Real estate secured:
First lien	$30,143	$38,235
Second lien	3,820	4,478

Total real estate secured	33,963	42,713
Personal non-credit card	-	5,196
Other	-	3

Total receivables	33,963	47,912
HSBC acquisition purchase accounting fair value adjustments	45	57
Accrued finance income	903	1,184
Credit loss reserve for owned receivables	(4,429)	(5,952)

Total receivables, net	$30,482	$43,201

(1)

The significant decrease in receivables since December 31, 2011 reflects the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale. See Note 6, “Receivables Held for Sale” for additional information.

HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.

Deferred origination fees totaled $231 million and $254 million at September 30, 2012 and December 31, 2011, respectively.

Net unamortized premium on our receivables totaled $140 million and $169 million at September 30, 2012 and December 31, 2011, respectively. Unearned income on personal non-credit card receivables totaled $8 million at December 31, 2011, and is included in the receivable balance in the table above. As discussed more fully in Note 6, “Receivables Held for Sale,” during the second quarter of 2012, we moved our entire portfolio of personal non-credit card receivables as well as certain real estate secured receivables to held for sale.

Collateralized funding transactions  Secured financings previously issued under public trusts with a balance of $3.0 billion at September 30, 2012 are secured by $5.0 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.

HSBC Finance Corporation

Age Analysis of Past Due Receivables  The following tables summarize the past due status of receivables held for investment at September 30, 2012 and December 31, 2011. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

	Days Past Due			Total Past Due	Current	Total Receivables(1)
September 30, 2012	1 – 29 days	30 – 89 days	90+ days
	(in millions)
Real estate secured:
First lien	$4,844	$2,851	$2,603	$10,298	$19,845	$30,143
Second lien	686	330	244	1,260	2,560	3,820

Total real estate secured receivables(2)	$5,530	$3,181	$2,847	$11,558	$22,405	$33,963

	Days Past Due			Total Past Due	Current	Total Receivables(1)
December 31, 2011	1 – 29 days	30 – 89 days	90+ days
	(in millions)
Real estate secured:
First lien	$5,828	$4,028	$6,248	$16,104	$22,131	$38,235
Second lien	754	416	329	1,499	2,979	4,478

Total real estate secured(2)	6,582	4,444	6,577	17,603	25,110	42,713
Personal non-credit card	686	388	315	1,389	3,807	5,196
Other	-	-	-	-	3	3

Total receivables	$7,268	$4,832	$6,892	$18,992	$28,920	$47,912

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

(2)	At both September 30, 2012 and December 31, 2011, approximately 57 percent of our real estate secured receivables have been either modified and/or re-aged.

Nonaccrual receivables  Nonaccrual consumer receivables and nonaccrual receivables held for sale are all receivables which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables and nonaccrual receivables held for sale are summarized in the following table.

	September 30, 2012(2)	December 31, 2011
	(in millions)
Nonaccrual receivables:
Real estate secured(1)	$2,878	$6,544
Personal non-credit card	-	330
Nonaccrual receivables held for sale	2,387	-

Total nonaccrual receivables	$5,265	$6,874

(1)

At September 30, 2012 and December 31, 2011, nonaccrual real estate secured receivables include $1.5 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

HSBC Finance Corporation

(2)

The significant decrease in total nonaccrual receivables as compared to December 31, 2011 reflects the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale, which are carried at the lower of amortized cost or fair value. See Note 6, “Receivables Held for Sale” for additional information.

The following table provides additional information on our total nonaccrual receivables:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Interest income that would have been recorded if the nonaccrual receivables had been current in accordance with contractual terms during the period	$759	$761
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period(1)	185	251

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

The following table presents information about receivables and receivables held for sale which as a result of an account management action taken during the three and nine months ended September 30, 2012 became classified as TDR Loans. During the first nine months of 2012 and 2011, substantially all of the actions reflect re-aging of past due accounts or loan modifications involving interest rate reductions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real estate secured:
First lien	$739	$1,073	$2,787	$4,700
Second lien	78	117	336	474

Total real estate secured	817	1,190	3,123	5,174
Personal non-credit card	30	206	296	891

Total	$847	$1,396	$3,419	$6,065

HSBC Finance Corporation

The table below presents information about our receivables and receivables held for sale reported as TDR Loans. As discussed more fully in Note 6, “Receivables Held for Sale,” we transferred our entire personal non-credit card portfolio and a substantial majority of our real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 to held for sale during the second quarter of 2012. As a result, these receivables are now carried at the lower of amortized cost or fair value which creates a lack of comparability between TDR Loan balances as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in millions)
TDR Loans(1)(2)(3):
Real estate secured:
First lien	$13,597	$13,186
Second lien	1,153	1,057

Total real estate secured(4)	14,750	14,243
Personal non-credit card	560	1,341

Total TDR Loans(6)	$15,310	$15,584

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$3,126	$3,169
Second lien	525	534

Total real estate secured	3,651	3,703
Personal non-credit card	-	706

Total credit loss reserves for TDR Loans(3)(5)	$3,651	$4,409

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

(2)

The TDR Loan balances included in the table above reflect the current carrying amount of TDR Loans and includes all basis adjustments on the loan, such as unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans as well as any charge-off recorded in accordance with our existing charge-off policies. Additionally, the carrying amount of TDR Loans classified as held for sale has been reduced by both the lower of amortized cost or fair value adjustment as well as the credit loss reserves associated with these receivables prior to the transfer. The following table reflects the unpaid principal balance of TDR Loans:

	September 30, 2012	December 31, 2011
	(in millions)
Real estate secured:
First lien	$16,761	$14,813
Second lien	1,290	1,125

Total real estate secured	18,051	15,938
Personal non-credit card	1,211	1,341

Total TDR Loans	$19,262	$17,279

(3)

At September 30, 2012, $2.3 billion of TDR Loans were reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of amortized cost or fair value. At December 31, 2011, there were no TDR Loans reported as receivables held for sale.

(4)

At September 30, 2012 and December 31, 2011, TDR Loans held for investment totaling $1.0 billion and $2.5 billion, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.

(6)

TDR Loan balances at September 30, 2012 have been impacted by the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to held for sale during the second quarter of 2012 and are now carried at the lower of amortized cost or fair value. See Note 6, “Receivables Held for Sale,” for additional information.

HSBC Finance Corporation

We are currently evaluating recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances. Based on our current analysis, we estimate that this guidance could result in approximately $800 million of receivables discharged under Chapter 7 bankruptcy and not re-affirmed being included in TDR Loan balances beginning in the fourth quarter of 2012. Of this amount, we estimate approximately 60 percent would be reserved for using a discounted cash flow analysis which generally results in a higher reserve requirement than that established using a roll rate migration analysis. The remainder of the receivables which would be classified as TDR Loans beginning in the fourth quarter are currently carried at the lower of amortized cost or fair value of the collateral less cost to sell and as a result, there would be no change in the reserves associated with these receivables.

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Real estate secured:
First lien	$418	$669	$1,848	$1,111
Second lien	57	66	211	107

Total real estate secured	475	735	2,059	1,218
Personal non-credit card	34	153	236	264

Total	$509	$888	$2,295	$1,482

Additional information relating to TDR Loans, including TDR Loans held for sale, is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$13,486	$11,875	$13,738	$10,763
Second lien	1,152	940	1,146	842

Total real estate secured	14,638	12,815	14,884	11,605
Personal non-credit card	570	1,287	1,041	1,099

Total average balance of TDR Loans	$15,208	$14,102	$15,925	$12,704

Interest income recognized on TDR Loans:
Real estate secured:
First lien	$227	$156	$628	$419
Second lien	27	17	76	45

Total real estate secured	254	173	704	464
Personal non-credit card	44	39	132	92

Total interest income recognized on TDR Loans	$298	$212	$836	$556

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

Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	September 30, 2012(2)		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$5,967	17.91%	$7,605	19.89%
Second lien	362	9.47	500	11.16

Total real estate secured(1)	6,329	17.04	8,105	18.98
Personal non-credit card	95	2.98	486	9.35

Total	$6,424	15.93%	$8,591	17.93%

(1)

At September 30, 2012 and December 31, 2011, dollars of real estate secured receivable delinquency include $1.5 billion and $4.8 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell. Additionally, September 30, 2012 includes $2.4 billion of receivables held for sale that are carried at the lower of amortized cost or fair value.

(2)

The transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale has resulted in these receivables being carried at the lower of amortized cost or fair value as previously discussed, which creates a lack of comparability between dollars of contractual delinquency and the delinquency ratio as of September 30, 2012 and December 31, 2011. See Note 6, “Receivables Held for Sale,” for additional information.

Nonperforming The status of consumer receivables and consumer receivables held for sale is summarized in the following table:

	Performing Loans	Nonperforming Loans	Total
	(in millions)
At September 30, 2012:
Real estate secured(1)(2)	$31,085	$2,878	$33,963
Receivables held for sale	3,974	2,387	6,361

Total	$35,059	$5,265	$40,324	(3)

At December 31, 2011:
Real estate secured(1)	$36,169	$6,544	$42,713
Personal non-credit card	4,866	330	5,196

Total(2)	$41,035	$6,874	$47,909

(1)

At September 30, 2012 and December 31, 2011, nonperforming real estate secured receivables held for investment include $1.5 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)

At September 30, 2012 and December 31, 2011, nonperforming real estate secured receivables held for investment include $1.8 billion and $3.0 billion, respectively, which are TDR Loans, some of which may also be carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(3)

The decrease since December 31, 2011 reflects, in part, the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale which are carried at the lower of amortized cost or fair value. See Note 6, “Receivables Held for Sale” for additional information.

Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

HSBC Finance Corporation

Concentrations of Credit Risk  We have historically served non-conforming and non-prime consumers. Such customers are individuals who have limited credit histories, modest incomes, high debt-to-income ratios or have experienced credit problems caused by occasional delinquencies, prior charge-offs, bankruptcy or other credit related actions. The majority of our secured receivables have high loan-to-value ratios. Our receivable portfolios include the following types of loans:

•

Interest-only loans – A loan which allows a customer to pay the interest-only portion of the monthly payment for a period of time which results in lower payments during the initial loan period. However, subsequent events affecting a customer’s financial position could affect their ability to repay the loan in the future when the principal payments become due.

•	Stated income loans – Loans underwritten based upon the loan applicant’s representation of annual income, which is not verified by receipt of supporting documentation.

The following table summarizes the outstanding balances of interest-only loans and stated income loans in our receivable and receivables held for sale portfolios at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in billions)
Interest-only loans(1)	$.7	$1.0
Stated income loans	1.8	2.2

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

At both September 30, 2012 and December 31, 2011, interest-only and stated income loans comprised 7 percent of real estate secured receivables and real estate secured receivables held for sale.

Because we primarily lent to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at September 30, 2012 and December 31, 2011. The following table reflects the percentage of consumer receivables and receivables held for sale by state, which individually account for 5 percent or greater of our portfolio as of September 30, 2012 and December 31, 2011.

	Percentage of Receivables and Receivables Held for Sale at September 30, 2012			Percentage of Receivables and Receivables Held for Sale at December 31, 2011
	Real Estate Secured	Personal Non- Credit Card	Total	Real Estate Secured	Personal Non- Credit Card	Total
California	9.4%	4.6%	9.0%	9.5%	5.1%	9.1%
New York	7.4	6.8	7.3	7.2	6.8	7.2
Pennsylvania	6.2	6.9	6.3	6.1	6.7	6.2
Florida	5.8	5.8	5.8	5.9	5.8	5.9
Ohio	5.5	6.4	5.6	5.5	6.3	5.6
Virginia	5.2	3.1	5.1	5.2	3.0	4.9

HSBC Finance Corporation

5.    Credit Loss Reserves

An analysis of credit loss reserves was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Credit loss reserves at beginning of period	$4,608	$4,590	$5,952	$5,512
Provision for credit losses(1)	287	2,182	1,816	3,473
Net charge-offs:
Charge-offs	(488)	(973)	(2,266)	(3,468)
Recoveries	22	112	225	394

Total net charge-offs	(466)	(861)	(2,041)	(3,074)
Reserves on receivables transferred to held for sale	-	-	(1,298)	-

Credit loss reserves at end of period	$4,429	$5,911	$4,429	$5,911

(1)

Includes $112 million during the nine months ended September 30, 2012 related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale during the second quarter of 2012. See Note 6, “Receivables Held for Sale,” for additional information. This amount was recorded as a provision for credit losses and included in the total of reserves on receivables transferred to held for sale. There was no lower of cost or fair value adjustment allocated to credit for the real estate secured receivables as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the loans to held for sale.

As discussed above, credit loss reserves at September 30, 2012 have been impacted by the transfer of our entire portfolio of personal non-credit card receivables and certain real estate secured receivables to held for sale. See Note 6, “Receivables Held for Sale,” for additional information.

We estimate probable losses for real estate secured loans which do not qualify as troubled debt restructures using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these real estate secured loans collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of loss coverage in our credit loss reserves. A loss coverage of 12 months in our credit loss reserves would be more aligned with U.S. bank industry practice. Our regulators have indicated they would like us to more closely align our loss coverage period with industry practice. During the fourth quarter of 2012, we will review our estimate of loss emergence to determine what changes should be made to our credit loss reserve estimate which is expected to result in an increase to our credit loss reserves in the fourth quarter of 2012 in an amount that is not expected to exceed 10 percent of our total credit loss reserves at September 30, 2012.

HSBC Finance Corporation

The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three and nine months ended September 30, 2012 and 2011:

	Real Estate Secured		Personal Non- Credit Card		Other	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended September 30, 2012:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$3,858	$750	$-		$-	$4,608
Provision for credit losses	242	50	(5	)(3)	-	287
Net charge-offs:
Charge-offs	(379)	(109)	-		-	(488)
Recoveries	3	14	5		-	22

Net charge-offs	(376)	(95)	5	(3)	-	(466)

Credit loss reserve balance at end of period	$3,724	$705	$-		$-	$4,429

Reserve components:
Collectively evaluated for impairment	$572	$178	$-		$-	$750
Individually evaluated for impairment(1)	3,065	525	-			3,590
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	82	1	-		-	83
Loans acquired with deteriorated credit quality	5	1	-		-	6

Total credit loss reserves	$3,724	$705	$-		$-	$4,429

Receivables:
Collectively evaluated for impairment	$17,501	$2,640	$-		$-	$20,141
Individually evaluated for impairment(1)	10,854	1,112	-		-	11,966
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	1,775	65	-		-	1,840
Receivables acquired with deteriorated credit quality	13	3	-		-	16

Total receivables	$30,143	$3,820	$-		$-	$33,963

Three Months Ended September 30, 2011:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$3,002	$635	$953		$-	$4,590
Provision for credit losses	1,534	375	273		-	2,182
Net charge-offs:
Charge-offs	(578)	(168)	(227)		-	(973)
Recoveries	7	15	90		-	112

Net charge-offs	(571)	(153)	(137)		-	(861)

Credit loss reserve balance at end of period	$3,965	$857	$1,089		$-	$5,911

Reserve components:
Collectively evaluated for impairment	$786	$355	$1,089		$-	$2,230
Individually evaluated for impairment(1)	2,737	499	-		-	3,236
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	433	2	-		-	435
Loans acquired with deteriorated credit quality	9	1	-		-	10

Total credit loss reserves	$3,965	$857	$1,089		$-	$5,911

Receivables:
Collectively evaluated for impairment	$23,996	$3,707	$4,285		$3	$31,991
Individually evaluated for impairment(1)	9,926	933	1,315		-	12,174
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	5,504	89	-		-	5,593
Receivables acquired with deteriorated credit quality	35	6	-		-	41

Total receivables	$39,461	$4,735	$5,600		$3	$49,799

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien

	(in millions)
Nine Months Ended September 30, 2012:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$-	$5,952
Provision for credit losses	1,392	271	153 (2)	-	1,816
Net charge-offs:
Charge-offs	(1,444)	(433)	(389)	-	(2,266)
Recoveries	20	44	161	-	225

Net charge-offs	(1,424)	(389)	(228)	-	(2,041)
Reserves on receivables transferred to held for sale	(333)	-	(965)	-	(1,298)

Credit loss reserve balance at end of period	$3,724	$705	$-	$-	$4,429

Nine Months Ended September 30, 2011:
Credit loss reserve analysis:
Credit loss reserve balances at beginning of period	$3,355	$832	$1,325	$-	$5,512
Provision for credit losses	2,525	613	335	-	3,473
Net charge-offs:
Charge-offs	(1,941)	(636)	(891)	-	(3,468)
Recoveries	26	48	320	-	394

Net charge-offs	(1,915)	(588)	(571)	-	(3,074)

Credit loss reserve balance at end of period	$3,965	$857	$1,089	$-	$5,911

(1)

These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $1.0 billion and $2.2 billion at September 30, 2012 and 2011, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $61 million and $139 million at September 30, 2012 and 2011, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)

Includes $112 million during the nine months ended September 30, 2012 related to the lower of amortized cost or fair value attributable to credit for personal non-credit card receivables transferred to held for sale during the second quarter of 2012. See Note 6, “Receivables Held for Sale,” for additional information.

(3)

While provision for credit losses and charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarter we received recoveries on fully charged-off personal non-credit card receivables that were not transferred to held for sale. These recoveries are reflected in the table above.

6.    Receivables Held for Sale

As discussed in prior filings, we have been engaged in an on-going evaluation of the optimal size of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we identified a pool of real estate secured receivables for which we no longer had the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012. We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. This pool of receivables includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the sole

HSBC Finance Corporation

source for repayment. However, as we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differing loss estimates and/or differing times to collect outstanding balances than we as the servicer of these receivables believe would be the case. A third party investor’s valuation process would also reflect these differences in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which results in a lower estimate of fair value for the cash flows associated with the receivables. Real estate secured receivables written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies subsequent to June 30, 2012 will continue to be held for investment.

Based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, a portion of the real estate secured receivables classified as held for sale during the second quarter of 2012 will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less cost to sell which we expect will represent a higher value than the price a third party investor would have paid to acquire the receivables as explained above. As a result, a portion of the fair value adjustment on receivables held for sale will be recorded in earnings over time, which could be in the region of 20 percent of the fair value adjustment. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the third quarter of 2012, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $79 million to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $26 million during the three months ended September 30, 2012. Additionally, during the third quarter of 2012, we completed short sales on real estate secured receivables with a carrying value of $46 million. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $9 million during the three months ended September 30, 2012 as the settlement price was higher than the carrying value.

In addition to the real estate secured receivables discussed above, we also determined we no longer had the intent to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipate these receivables will be sold in the near term. As a result, our personal non-credit card receivable portfolio, which was previously held for investment purposes, was transferred to held for sale during the second quarter of 2012. The personal non-credit card receivable portfolio will not be reported as discontinued operations as they do not qualify as a component of our business as the cash flows and operations related to our personal non-credit card receivable portfolio are not clearly distinguishable from the cash flows and operations of our real estate secured receivable portfolio.

The following table summarizes receivables held for sale which are carried at the lower of amortized cost or fair value:

	September 30, 2012	December 31, 2011
	(in millions)
First lien real estate secured receivables	$3,181	$-
Personal non-credit card	3,180	-

Total receivables held for sale	$6,361	$-

HSBC Finance Corporation

The table below summarizes the activity in receivables held for sale during 2012:

Total
(in millions)
Receivables held for sale – December 31, 2011	$-
Transfers into receivables held for sale at the lower of amortized cost or fair value:
Real estate secured	3,287
Personal non-credit card	3,469
Additional lower of amortized cost or fair value adjustment subsequent to transfer to receivables held for sale	(50)
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(125)
Change in receivable balance	(220)

Receivables held for sale – September 30, 2012	$6,361 (1)

(1)	Net of a valuation allowance of approximately $1.5 billion.

The following table summarizes the components of the cumulative lower of amortized cost or fair value adjustment recorded during the three and nine months ended September 30, 2012 related to receivables held for sale:

	Lower of amortized cost or fair value adjustments associated with
	Fair Value		REO	Short Sales	Total

	(in millions)
Three Months Ended September 30, 2012:
Lower of amortized cost or fair value adjustment recorded as a component of:
Other revenues(2)	$85	(3)	$(26)	$(9)	$50

Total lower of amortized cost or fair value adjustment	$85		$(26)	$(9)	$50

Nine Months Ended September 30, 2012:
Lower of amortized cost or fair value adjustment recorded as a component of:
Provision for credit losses(1)	$112		$-	$-	$112
Other revenues(2)	1,632		(26)	(9)	1,597

Lower of amortized cost or fair value adjustment	$1,744		$(26)	$(9)	$1,709

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

(3)	Reflects the change in fair value of receivables held for sale at September 30, 2012 net of reversals associated with liquidations other than REO and short sales.

HSBC Finance Corporation

7.    Derivative Financial Instruments

Our business activities involve analysis, evaluation, acceptance and management of some degree of risk or combination of risks. Accordingly, we have comprehensive risk management policies to address potential financial risks, which include credit risk, liquidity risk, market risk, and operational risks. Our risk management policy is designed to identify and analyze these risks, to set appropriate limits and controls, and to monitor the risks and limits continually by means of reliable and up-to-date administrative and information systems. Our risk management policies are primarily carried out in accordance with practice and limits set by the HSBC Group Management Board. The HSBC Finance Corporation Asset Liability Committee (“ALCO”) meets regularly to review risks and approve appropriate risk management strategies within the limits established by the HSBC Group Management Board. Additionally, our Risk Management Committee receives regular reports on our interest rate and liquidity risk positions in relation to the established limits. In accordance with the policies and strategies established by ALCO, in the normal course of business, we enter into various transactions involving derivative financial instruments. These derivative financial instruments primarily are used as economic hedges to manage risk.

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

At September 30, 2012 and December 31, 2011, substantially all of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At September 30, 2012 the fair value of our agreements with non-affiliate counterparties required the non-affiliates to provide collateral to us of $7 million. At December 31, 2011, we provided third party swap counterparties with $10 million of collateral, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required us to provide collateral to the affiliate of $183 million at September 30, 2012, all of which was paid in cash. At December 31, 2011, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $584 million to us, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At September 30, 2012, we had derivative contracts with a notional value of approximately $27.6 billion, including $27.5 billion outstanding with HSBC Bank USA. At December 31, 2011, we had derivative contracts with a notional value of approximately $40.9 billion, including $40.4 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.

To manage our exposure to changes in interest rates, we entered into interest rate swap agreements and currency swaps which have been designated as fair value or cash flow hedges under derivative accounting principles, or are treated as non-qualifying hedges. We currently utilize the long-haul method to assess effectiveness of all derivatives designated as hedges. In the tables that follow below, the fair value disclosed does not include swap collateral that we either receive or deposit with our interest rate swap counterparties. Such swap collateral is recorded on our balance sheet and is netted on the balance sheet against the fair value amount recognized for derivative instruments.

HSBC Finance Corporation

Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments for fair value hedges which increased the carrying amount of our debt by $8 million and $36 million at September 30, 2012 and December 31, 2011, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$11	Derivative related liabilities	$(8)	$7
Currency swaps	Derivative financial asset	-	53	Derivative related liabilities	-	-

Total		$-	$64		$(8)	$7

The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

	Hedged Item	Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Items		Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Items
			Three Months Ended September 30,				Nine Months Ended September 30,
			2012	2011	2012	2011	2012	2011	2012	2011
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income (expense)	$1	$19	$(1)	$(16)	$(2)	$43	$(2)	$(40)
Currency swaps	Fixed rate borrowings	Derivative related income (expense)	-	3	-	5	(17)	(21)	19	33

Total			$1	$22	$(1)	$(11)	$(19)	$22	$17	$(7)

HSBC Finance Corporation

Cash Flow Hedges  Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on current derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $377 million and $448 million at September 30, 2012 and December 31, 2011, respectively. We expect $220 million ($142 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$(554)	Derivative related liabilities	$486	$-
Currency swaps	Derivative financial assets	-	441	Derivative related liabilities	(306)	-

Total		$-	$(113)		$180	$-

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassed from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on the Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
	(in millions)
Three Months Ended September 30:
Interest rate swaps	$24	$(169)	Interest expense	$(1)	$(8)	Derivative related income	$1	$2
Currency swaps	21	70	Interest expense	(5)	(6)	Derivative related income	6	-

Total	$45	$(99)		$(6)	$(14)		$7	$2

Nine Months Ended September 30:
Interest rate swaps	$61	$(147)	Interest expense	$(5)	$(31)	Derivative related income	$1	$4
Currency swaps	49	108	Interest expense	(16)	(19)	Derivative related income	5	(5)

Total	$110	$(39)		$(21)	$(50)		$6	$(1)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$(926)	Derivative related liabilities	$1,173	$5
Currency swaps and foreign exchange forward contracts	Derivative financial assets	-	38	Derivative related liabilities	(27)	4

Total		$-	$(888)		$1,146	$9

The following table provides detail of the gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in millions)
Interest rate contracts	Derivative related income (expense)	$(48)	$(929)	$(260)	$(1,054)
Currency contracts	Derivative related income (expense)	(1)	3	(5)	4

Total		$(49)	$(926)	$(265)	$(1,050)

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

	Asset Derivatives Fair Value			Liability Derivatives Fair Value
	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$-	$693	Derivative related liabilities	$(528)	$-
Currency swaps	Derivative financial assets	-	808	Derivative related liabilities	(615)	-

Total		$-	$1,501		$(1,143)	$-

HSBC Finance Corporation

The following table provides the gain or loss recorded on the derivatives related to fair value option debt, primarily due to changes in interest rates:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$30	$128	$70	$264
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	22	169	48	182

Total		$52	$297	$118	$446

Notional Value of Derivative Contracts  The following table summarizes the notional values of derivative contracts:

	September 30, 2012	December 31, 2011
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$4,949	$8,140
Currency swaps	6,063	8,195

	11,012	16,335

Non-qualifying economic hedges:
Derivatives not designated as hedging instruments:
Interest rate:
Swaps	6,219	10,523
Foreign exchange:
Swaps	203	715
Forwards	-	205

	6,422	11,443

Derivatives associated with debt carried at fair value:
Interest rate swaps	7,059	9,700
Currency swaps	3,134	3,376

	10,193	13,076

Total	$27,627	$40,854

The decrease in the notional value of our derivative contracts at September 30, 2012 as compared to December 31, 2011 primarily reflects the maturity of derivative contracts as well as the termination of $4.2 billion of non-qualifying economic hedges.

HSBC Finance Corporation

8.    Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. At September 30, 2012, fixed rate debt accounted for under FVO totaled $11.6 billion, of which $11.1 billion is included as a component of long-term debt and $501 million is included as a component of due to affiliates. At September 30, 2012, we had not elected FVO for $8.4 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at September 30, 2012 has an aggregate unpaid principal balance of $10.8 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $181 million.

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

We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 15, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.

The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$3	$(184)	$94	$(52)
Credit risk component	(150)	679	(611)	614

Total mark-to-market on debt designated at fair value	(147)	495	(517)	562
Mark-to-market on the related derivatives(1)	(36)	146	(198)	(28)
Net realized gains on the related derivatives	88	151	316	474

Gain (loss) on debt designated at fair value and related derivatives	$(95)	$792	$(399)	$1,008

(1)

Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $53 million and a gain of $31 million during the three and nine months ended September 30, 2012, respectively, compared to a gain of $241 million and a loss of $51 million during the three and nine months ended September 2011, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $53 million and a loss of $31 million during the three and nine months ended September 30, 2012, respectively, compared to a loss of $241 million and a gain of $51 million during the three and nine months ended September 30, 2011, respectively

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from

HSBC Finance Corporation

period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $749 million and $232 million at September 30, 2012 and December 31, 2011, respectively.

The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•

Interest rate curve – During the three and nine months ended September 30, 2012 changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. During the third quarter of 2011, a significant decrease in U.S. interest rates for periods greater than two years resulted in a loss in the interest rate component on the mark-to-market of the debt and a gain on the mark-to-market of the related derivative. While long-term U.S. interest rates were lower during the nine months ended September 30, 2011, we experienced a loss in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivatives driven by market movements on certain debt and related derivatives that mature in the near term. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes.

•

Credit – During the three and nine months ended September 30, 2012, our credit spreads tightened on overall positive economic news. During the third quarter of 2011 our secondary market spreads widened substantially due to concerns with the European sovereign debt crisis and an uncertain economic recovery in the U.S. During the first nine months of 2011, the widening of our credit spreads observed during the third quarter offset the overall tightening of our credit spreads recognized during the first half of 2011.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the nine months ended September 30, 2012 should not be considered indicative of the results for any future periods.

HSBC Finance Corporation

9.    Income Taxes

Effective tax rates are analyzed as follows.

	2012		2011
	(dollars are in millions)
Three Months Ended September 30:
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(101)	(35.0)%	$(708)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	7	2.4	1	-
Adjustment to current liability account	(6)	(2.0)	-	-
Change in valuation allowance reserves	5	1.7	(3)	(.1)
Deferred tax validation	8	2.8	9	.4
Change in uncertain tax position reserves	(12)	(4.1)	28	1.4
Foreign tax credits	-	-	(12)	(.6)
Other	1	.4	(4)	(.1)

Total income tax expense (benefit)	$(98)	(33.8)%	$(689)	(34.0)%

Nine Months Ended September 30:
Tax expense (benefit) at the U.S. Federal statutory income tax rate	$(1,237)	(35.0)%	$(1,011)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(5)	(.1)	1	-
Adjustment to current liability account	(37)	(1.0)	-	-
Change in tax rate used to value deferred taxes	(7)	(.2)	-	-
Change in valuation allowance reserves	16	.4	(144)	(5.0)
Deferred tax validation	(34)	(1.0)	12	.4
Change in uncertain tax position reserves	(19)	(.5)	(2)	(.1)
Foreign tax credits	-	-	(12)	(.4)
Other	(2)	(.1)	(5)	(.1)

Total income tax expense (benefit)	$(1,325)	(37.5)%	$(1,161)	(40.2)%

The effective tax rate for the three and nine months ended September 30, 2012 was impacted by current liability account and deferred tax prior period adjustments corrected in the current year, changes in uncertain tax positions, increases to state valuation allowance reserves, and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. The effective tax rate for the nine months ended September 30, 2012 was also impacted by a change in tax rate used to value deferred taxes. The effective tax rate for the three and nine months ended September 30, 2011 was impacted by the release of valuation allowance previously established on foreign tax credits, a change in uncertain tax positions, validation of deferred taxes, foreign tax credits and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates.

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

HSBC Finance Corporation

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

In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the reliability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated they remain fully committed and have the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.

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

HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.7 billion and $3.3 billion as of September 30, 2012 and December 31, 2011, respectively.

During the third quarter of 2012, the Internal Revenue Service (“IRS”) Appeals Office closed its review covering the tax periods 1998 through 2005 after the settlement was approved by the Joint Committee on Taxation. There is no resulting impact to our uncertain tax reserves.

The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in the fourth quarter of 2012. The IRS began their examination of our 2008 and 2009 income tax returns during the third quarter of 2011, with an anticipated completion in 2013.

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

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $76 million and $96 million at September 30, 2012 and December 31, 2011.

It is our policy to recognize accrued interest related to unrecognized tax positions in interest expense in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $55 million and $88 million at September 30, 2012 and December 31, 2011.

HSBC Finance Corporation

10.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	2012	2011
	(in millions)
Three Months Ended September 30:
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(444)	$(515)
Other comprehensive income (loss) for period:
Net gains (losses) arising during period, net of tax of $15 million and $(34) million, respectively	30	(65)
Reclassification adjustment for losses realized in net income, net of tax of $2 million and $5 million, respectively	4	9

Total other comprehensive income (loss) for period	34	(56)

Balance at end of period	(410)	(571)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$109	$75
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $11 million and $28 million, respectively	20	52
Reclassification adjustment for gains realized in net income, net of tax of $(3) million and $(4) million, respectively	(5)	(9)

Total other comprehensive income for period	15	43

Balance at end of period	124 (1)	118

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$-	$(5)
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	1	-
Reclassification adjustment for gains realized in net income, net of tax of $- million and $- million, respectively	(1)	-

Total other comprehensive income for period	-	-

Balance at end of period	-	(5)

Pension and postretirement benefit plan liability:
Balance at beginning and end of period	(10)	1

Foreign currency translation adjustments:
Balance at beginning of period	7	16
Other comprehensive income (loss) for period:
Translation gains (losses), net of tax of $1 million and $(5) million, respectively	4	(11)

Total other comprehensive income (loss) for period	4	(11)

Balance at end of period	11	5

Total accumulated other comprehensive loss at end of period	$(285)	$(452)

HSBC Finance Corporation

	2012	2011
	(in millions)
Nine Months Ended September 30:
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(494)	$(575)
Other comprehensive income for period:
Net gains (losses) arising during period, net of tax of $39 million and $(10) million, respectively	71	(27)
Reclassification adjustment for losses realized in net income, net of tax of $7 million and $19 million, respectively	13	31

Total other comprehensive income for period	84	4

Balance at end of period	(410)	(571)

Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$102	$78
Reclassification of unrealized gains on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	1	-
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $19 million and $32 million, respectively	35	58
Reclassification adjustment for gains realized in net income, net of tax of $(7) million and $(10) million, respectively	(14)	(18)

Total other comprehensive income for period	22	40

Balance at end of period	124 (1)	118

Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$-	$(4)
Reclassification of unrealized gains on other than temporary impaired debt securities, net of tax of $- million and $- million, respectively	(1)	-
Other comprehensive loss for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	1	(1)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million and $- million, respectively	-	-

Total other comprehensive loss for period	-	(1)

Balance at end of period	-	(5)

Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	-
Other comprehensive income for period:
Reclassification adjustment for (gains) losses realized in net income, net of tax of $1 million and $- million, respectively	1	1

Total other comprehensive income for period	1	1

Balance at end of period	(10)	1

Foreign currency translation adjustments:
Balance at beginning of period	7	10
Other comprehensive income (loss) for period:
Translation gains (losses), net of tax of $1 million and $(3) million, respectively	4	(5)

Total other comprehensive income (loss) for period	4	(5)

Balance at end of period	11	5

Total accumulated other comprehensive loss at end of period	$(285)	$(452)

(1)	Amounts relate primarily to securities available-for-sale of our Insurance business which is classified as discontinued operations.

HSBC Finance Corporation

11.    Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the “HSBC North America Pension Plan” or the “Plan”) which has been allocated to HSBC Finance Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost – benefits earned during the period	$1	$1	$5	$4
Interest cost on projected benefit obligation	14	8	35	25
Expected return on assets	(19)	(10)	(46)	(29)
Recognized losses	11	4	23	12
Curtailment gain	(4)	-	(4)	-

Pension expense	$3	$3	$13	$12

Pension expense was flat during the three and nine months ended September 30, 2012 as higher expected returns on plan assets due to higher asset levels, including additional contributions to the Plan during 2012 and 2011 and the recognition of a curtailment gain, were offset by higher interest costs and higher recognized losses. During the three and nine months ended September 30, 2012 we recognized a $4 million curtailment gain associated with the decision in the third quarter of 2012 to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013. While participants with existing balances will continue to receive interest credits until the account is distributed, they will no longer accrue benefits beginning in 2013.

Components of the net periodic benefit cost for our postretirement medical plan benefits other than pensions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost – benefits earned during the period	$-	$-	$-	$-
Interest cost	2	1	5	3

Pension expense	$2	$1	$5	$3

HSBC Finance Corporation

12.    Related Party Transactions

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, servicing arrangements, information technology and some centralized support services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income and (expense) generated by related party transactions for continuing operations:

	September 30, 2012	December 31, 2011
	(in millions)
Assets:
Cash	$726	$209
Securities purchased under agreements to resell	900	920
Derivative related assets	10	-
Other assets	147	124

Total assets	$1,783	$1,253

Liabilities:
Due to affiliates (includes $501 million and $447 million at September 30, 2012 and December 31, 2011, respectively, carried at fair value)	$7,826	$8,262
Derivative related liabilities	-	25
Other liabilities(1)	24	47

Total liabilities	$7,850	$8,334

(1)

Other liabilities includes $15 million and $55 million at September 30, 2012 and December 31, 2011, respectively, related to accrued interest receivable on derivative positions and other amounts with affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1	$3	$5
Interest expense paid to HSBC affiliates(1)	(140)	(140)	(420)	(436)

Net interest income (loss)	(139)	(139)	(417)	(431)

Gain (loss) on FVO debt with affiliate	(35)	19	(54)	12

HSBC affiliate income:
Servicing and other fees from HSBC affiliates:
Real estate secured servicing and related fees from HSBC Bank USA	3	2	8	8
Other servicing, processing, origination and support revenues	1	3	6	8
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	4	(1)	12	1

Total servicing and other fees from HSBC affiliates	8	4	26	17

Support services from HSBC affiliates	(84)	(68)	(229)	(207)

Stock based compensation expense with HSBC	(2)	(2)	(6)	(6)

(1)

Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)

Rental revenue/(expense) from HTSU totaled $4 million and $11 million during the three and nine months ended September 30, 2012, respectively, compared to $(2) million and $(3) million in the year-ago periods.

HSBC Finance Corporation

Transactions with HSBC USA Inc., including HSBC Bank USA:

•

In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At September 30, 2012 and December 31, 2011, we were servicing receivables totaling $1.2 billion and $1.3 billion, respectively. Servicing fees for these receivables are included as a component of Servicing and other fees from HSBC affiliates.

•

Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate secured receivable servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•

In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. The following table summarizes fees received and paid during the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fees received from HSBC Bank USA	$2	$2	$5	$5
Fees paid to HSBC Bank USA	-	3	3	7

•

In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three and nine months ended September 30, 2012, we paid $14 million and $42 million, respectively, for services we received from HSBC Bank USA compared to $15 million and $47 million during the three and nine months ended September 30, 2011, respectively.

•

During the fourth quarter of 2011, HSBC USA Inc. extended a $3.0 billion 364-day uncommitted revolving credit agreement to us which allows for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase the credit agreement to $4.0 billion. As of September 30, 2012, $512 million was outstanding under this credit agreement with a maturity of September 2017. As of December 31, 2011 there were no amounts outstanding under this loan agreement.

•

HSBC Bank USA extended a secured $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This is a 364-day credit facility which currently matures in November 2012. There were no balances outstanding at September 30, 2012 or December 31, 2011.

•	In May 2012, HSBC USA Inc. extended a $2.0 billion 364-day committed revolving credit facility to us. As of September 30, 2012, there were no amounts outstanding under this credit facility.

Transactions with HSBC USA Inc. and HSBC Bank USA involving our Discontinued Operations:

•

As it relates to our discontinued credit card operations, in January 2009 we sold our General Motors (“GM”) and Union Plus (“UP”) portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale but retained the customer account relationships. In December 2004, we sold our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA and also retained the customer account relationships. In July 2004, we purchased the account relationships associated

HSBC Finance Corporation

with $970 million of credit card receivables from HSBC Bank USA. In each of these transactions, we agreed to sell on a daily basis all new receivable originations on these account relationships to HSBC Bank USA and serviced these receivables for a fee. As discussed in Note 2, “Discontinued Operations,” on May 1, 2012, we sold our Card and Retail Services business to Capital One, which included these account relationships and receivables.

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

The following table summarizes the receivable portfolios we serviced for HSBC Bank USA at December 31, 2011 as well as the cumulative amount of receivables sold on a daily basis, gains recorded on these sales as well as servicing fees recognized during the three and nine months ended September 30, 2012 and 2011:

		Credit Cards
	Private Label	General Motors	Union Privilege	Other	Total
	(in billons)
Receivables serviced for HSBC Bank USA:
September 30, 2012	$-	$-	$-	$-	$-
December 31, 2011	12.8	4.1	3.5	2.0	22.4
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended September 30, 2012(1)	$-	$-	$-	$-	$-
Three months ended September 30, 2011	3.7	3.2	.8	1.0	8.7
Nine months ended September 30, 2012(1)	4.4	3.9	1.0	1.1	10.4
Nine months ended September 30, 2011	10.5	9.6	2.3	3.0	25.4

(1)	Amounts shown for 2012 represent totals from the beginning of the period through May 1, 2012, the date of the sale of our Card and Retail Services business to Capital One.

Gains on the daily sales of the receivables discussed above through April 30, 2012, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $89 million during the nine months ended September 30, 2012 compared to $145 million and $407 million during the three and nine months ended September 30, 2011, respectively. No gains were recorded during the three months ended September 30, 2012 following the sale of our Card and Retail Services business to Capital One. Fees received for servicing these receivable portfolios through April 30, 2012, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $207 million during the nine months ended September 30, 2012 compared to $153 million and $458 million during the three and nine months ended September 30, 2011, respectively. No fees were received during the three months ended September 30, 2012 following the sale of our Card and Retail Services business to Capital One.

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

HSBC Finance Corporation

•

We had extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. No balances were outstanding under any of these lines of credit at December 31, 2011. This credit facility was terminated in April 2012.

Transactions with HSBC Holdings plc:

•

We had a commercial paper back-stop credit facility of $1.1 billion at December 31, 2011 supporting our domestic issuances of commercial paper of which $600 million matured in September 2012 and was not renewed and $500 million which was terminated in September 2012. There were no balances outstanding as of December 31, 2011. The annual commitment fee to support availability of this line was included as a component of Interest expense – HSBC affiliates in the consolidated statement of income (loss).

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

•

We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collections and accounting functions. The expenses related to these services of $3 million and $9 million during the three and nine months ended September 30, 2012, respectively, are included as a component of Support services from HSBC affiliates in the table above. The expenses related to these services during the three and nine months ended September 30, 2011, totaled $4 million and $10 million, respectively. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•

The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $27.5 billion and $40.4 billion at September 30, 2012 and December 31, 2011, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required us to provide collateral to the affiliate of $183 million at September 30, 2012, all of which was paid in cash. At December 31, 2011, the fair value of our agreements with affiliate counterparties required the affiliate to provide collateral of $584 million to us, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•

Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At September 30, 2012 and December 31, 2011, due to affiliates includes $501 million and $447 million, respectively, carried at fair value under FVO reporting. During the three and nine months ended September 30, 2012, gain (loss) on debt designated at fair value and related derivatives includes $(35) million and $(54) million, respectively, related to these debt issuances, compared to $19 million and $12 million during the year-ago periods.

HSBC Finance Corporation

•	During the first quarter of 2012, we executed two new $250 million loan agreements with HSBC Investments (Bahamas) Limited. During the third quarter of 2012, these loans matured and were not renewed.

•

During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of both September 30, 2012 and December 31, 2011, $600 million was outstanding under this loan agreement.

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (“Trinkaus”) maturing in December 2012. As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under this credit facility. This credit facility was terminated in October 2012.

•

During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. This facility is secured by a $500 million deposit at HSBC Bank USA. As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under this loan agreement. On October 1, 2012, the amount available under the credit facility was reduced to $100 million.

•

During 2010, we executed a $1.0 billion 364-day uncommitted revolving credit agreement with HSBC North America which allowed for borrowings with maturities of up to 15 years, and borrowed the full amount available under this agreement during 2010. During the fourth quarter of 2010, we replaced this loan to HSBC North America with the issuance of 1,000 shares of Series C preferred stock to HINO for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $21 million and $64 million during the three and nine months ended September 30, 2012, respectively, compared to $21 million and $68 million during the three and nine months ended September 30, 2011.

•

In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. This deposit was withdrawn during the third quarter of 2011. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was not material during the three and nine months ended September 30, 2011.

•

We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities is included in interest income from HSBC affiliates in the table above and was not material during the three and nine months ended September 30, 2012 and 2011.

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

•

We guaranteed the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada through May 2012 when the notes were paid in full. During the nine months ended September 30, 2012 and during the three and nine months ended September 30, 2011, the fees recorded for providing this guarantee were not material and are included in interest income from HSBC affiliates in the table above. No fees were recorded during the third quarter of 2012 as a result of the notes being paid in full during May 2012. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee which is included as a component of income from discontinued operations. As previously discussed, we have decided to sell our Insurance business. We will continue to distribute insurance products for HSBC Bank Canada until such time as our Insurance business is sold.

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

As previously discussed in Note 2, “Discontinued Operations,” during the second quarter we began reporting our Insurance and Commercial businesses, which had previously been included in the “All Other” caption, as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the second quarter 2012, the results of our Insurance and Commercial businesses are not included in our segment reporting.

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

We report results to our parent, HSBC, in accordance with its reporting basis, International Financial Reporting Standards (“IFRSs”). Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis (“IFRS Basis”) as operating results are monitored and reviewed and trends are evaluated on an IFRS Basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting other than the items discussed above as compared with the presentation in our 2011 Form 10-K.

For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	Consumer	All Other	Adjustments Reconciling Items		IFRS Basis Consolidated Totals	IFRS Adjustments(2)	IFRS Reclassifications(3)	U.S. GAAP Consolidated Totals
	(in millions)
Three Months Ended September 30, 2012:
Net interest income	$573	$51	$-		$624	$(123)	$(84)	$417
Other operating income (Total other revenues)	7	(173)	-	(1)	(166)	(77)	99	(144)

Total operating income (loss)	580	(122)	-		458	(200)	15	273
Loan impairment charges (Provision for credit losses)	493	1	-		494	(207)	-	287

Net interest income and other operating income less provision for credit losses	87	(123)	-		(36)	7	15	(14)
Operating expenses	234	13	-		247	14	15	276

Profit (loss) before tax	$(147)	$(136)	$-		$(283)	$(7)	$-	$(290)

Intersegment revenues	14	(14)	-	(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$38,692	$-	$-		$38,692	$(4,729)	$-	$33,963
Assets	41,486	7,201	-		48,687	(3,247)	-	45,440

Three Months Ended September 30, 2011:
Net interest income	$716	$122	$-		$838	$(239)	$(147)	$452
Other operating income (Total other revenues)	(1)	(279)	(7	)(1)	(287)	21	176	(90)

Total operating income (loss)	715	(157)	(7)		551	(218)	29	362
Loan impairment charges (Provision for credit losses)	1,822	1	-		1,823	359	-	2,182

Net interest income and other operating income less provision for credit losses	(1,107)	(158)	(7)		(1,272)	(577)	29	(1,820)
Operating expenses	172	6	(7)		171	4	29	204

Profit (loss) before tax	$(1,279)	$(164)	$-		$(1,443)	$(581)	$-	$(2,024)

Intersegment revenues	20	(13)	(7	)(1)	-	-	-	-
Balances at end of period:
Customer loans (Receivables)	$50,049	$110	$-		$50,159	$(250)	$(110)	$49,799
Assets	48,684	9,349	-		58,033	(3,087)	-	54,946

Nine Months Ended September 30, 2012:
Net interest income	$1,763	$125	$-		$1,888	$(372)	$(300)	$1,216
Other operating income (Total other revenues)	(30)	(874)	(7	)(1)	(911)	(1,640)	347	(2,204)

Total operating income (loss)	1,733	(749)	(7)		977	(2,012)	47	(988)
Loan impairment charges (Provision for credit losses)	2,069	-	-		2,069	(253)	-	1,816

Net interest income and other operating income less provision for credit losses	(336)	(749)	(7)		(1,092)	(1,759)	47	(2,804)
Operating expenses	638	26	(7)		657	26	47	730

Profit (loss) before tax	$(974)	$(775)	$-		$(1,749)	$(1,785)	$-	$(3,534)

Intersegment revenues	37	(30)	(7	)(1)	-	-	-
Nine Months Ended September 30, 2011:
Net interest income	$2,043	$360	$-		$2,403	$(535)	$(461)	$1,407
Other operating income (Total other revenues)	(43)	(472)	(19	)(1)	(534)	39	562	67

Total operating income (loss)	2,000	(112)	(19)		1,869	(496)	101	1,474
Loan impairment charges (Provision for credit losses)	3,972	-	-		3,972	(499)	-	3,473

Net interest income and other operating income less provision for credit losses	(1,972)	(112)	(19)		(2,103)	3	101	(1,999)
Operating expenses	632	165	(19)		778	11	101	890

Profit (loss) before tax	$(2,604)	$(277)	$-		$(2,881)	$(8)	$-	$(2,889)

Intersegment revenues	54	(35)	(19	)(1)	-	-	-	-

(1)	Eliminates intersegment revenues.

(2)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully below.

(3)	Represents differences in balance sheet and income statement presentation between IFRSs and U.S. GAAP.

HSBC Finance Corporation

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:

Net Interest Income

Effective interest rate – The calculation of effective interest rates under IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating revenues for IFRSs.

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale (unless credit impairment is required to be recognized in accordance with IAS 39). U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined that these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.

During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC’s rights offering earlier in 2009. During 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.

Other-than-temporary impairments – Under U.S. GAAP, a decline in fair value of an available-for-sale debt security below its amortized cost may indicate that the security is other-than-temporarily impaired under certain

HSBC Finance Corporation

conditions. IFRSs do not have an “other than temporary” impairment concept. Under IFRSs, a decline in fair value of an available-for-sale debt security below its amortized cost is considered evidence of impairment if the decline can, at least partially, be attributed to an incurred loss event that impacts the estimated future cash flows of the security (i.e., a credit loss event). Thus a security may not be considered impaired if the decline in value is the result of events that do not negatively impact the estimated future cash flows of the security (e.g., an increase in the risk-free interest rate). However, until the entity sells the security, it will have to assess the security for credit losses at each reporting date.

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

REO expense – Other revenues under IFRSs include losses on sale and the lower of amortized cost or fair value of the collateral less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.

Loan Impairment Charges (Provision for Credit Losses)

IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down can be reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectability of the loans.

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

HSBC Finance Corporation

loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans generally remain impaired for the remainder of their lives under U.S. GAAP.

Operating Expenses

Pension and other postretirement benefit costs – Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future contributions under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. Under IFRS the impact of this plan change was recorded through other comprehensive income. During the fourth quarter of 2011, an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension costs over the remaining life expectancy of the participants. Additionally, during the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52 million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain was recorded upon completion of the transaction in the second quarter of 2012.

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

Derivatives – Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (“ISDA”) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.

HSBC Finance Corporation

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

The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$7	$-	$-	$-
Receivables, net	4,351	-	4,486	-
Available-for-sale investments	-	-	4	-
Long-term debt	-	2,991	-	3,315

Subtotal	$4,358	$2,991	$4,490	$3,315

The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.

Unconsolidated VIEs  As of September 30, 2012, all of our unconsolidated VIEs, which relate to low income housing partnerships, leveraged lease and investments in community partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

HSBC Finance Corporation

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

Liquidity risk adjustment – The liquidity risk adjustment reflects, among other things, (a) the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the actual position (i.e., a bid-offer adjustment), and (b) the illiquid nature, other than the size of the risk position, of a financial instrument.

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

HSBC Finance Corporation

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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at September 30, 2012 and December 31, 2011.

	September 30, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
	(in millions)
Financial assets:
Cash	$729	$729	$729	$-	$-	$215	$215
Interest bearing deposits with banks	1,363	1,363	-	1,363	-	1,140	1,140
Securities purchased under agreement to resell	900	900	-	900	-	920	920
Securities	116	116	115	1	-	188	188
Consumer receivables:
Real estate secured:
First lien	27,163	19,781	-	-	19,781	34,960	24,438
Second lien	3,274	1,124	-	-	1,124	3,828	1,110

Total real estate secured	30,437	20,905	-	-	20,905	38,788	25,548
Personal non-credit card	-	-	-	-	-	4,308	3,180

Total consumer receivables	30,437	20,905	-	-	20,905	43,096	28,728
Receivables held for sale	6,361	6,361	-	-	6,361	-	-
Due from affiliates	147	147	-	147	-	124	124
Derivative financial assets	10	10	-	10	-	-	-
Financial liabilities:
Commercial paper	$79	$79	$-	$79	$-	$4,026	$4,026
Due to affiliates carried at fair value	501	501	-	501	-	447	447
Due to affiliates	7,325	7,332	-	7,332	-	7,815	7,514
Long-term debt carried at fair value	11,085	11,085	-	11,085	-	13,664	13,664
Long-term debt not carried at fair value	19,107	19,376	-	16,683	2,693	26,126	25,090
Derivative financial liabilities	9	9	-	9	-	26	26

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor’s valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at September 30, 2012 and December 31, 2011 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
September 30, 2012:
Derivative financial assets:
Interest rate swaps	$-	$587	$-	$-	$587
Currency swaps	-	1,080	-	-	1,080
Derivative netting	-	-	-	(1,657)	(1,657)

Total derivative financial assets	-	1,667	-	(1,657)	10
Available-for-sale securities:
Obligations of U.S. states and political subdivisions	-	1	-	-	1
Equity securities	11	-	-	-	11
Money market funds	104	-	-	-	104

Total available-for-sale securities	115	1	-	-	116

Total assets	$115	$1,668	$-	$(1,657)	$126

Due to affiliates carried at fair value	$-	$(501)	$-	$-	$(501)
Long-term debt carried at fair value	-	(11,085)	-	-	(11,085)
Derivative related liabilities:
Interest rate swaps	-	(1,710)	-	-	(1,710)
Currency swaps	-	(132)	-	-	(132)
Derivative netting	-	-	-	1,833	1,833

Total derivative related liabilities	-	(1,842)	-	1,833	(9)

Total liabilities	$-	$(13,428)	$-	$1,833	$(11,595)

December 31, 2011:
Derivative financial assets:
Interest rate swaps	$-	$973	$-	$-	$973
Currency swaps	-	1,503	-	-	1,503
Derivative netting	-	-	-	(2,476)	(2,476)

Total derivative financial assets	-	2,476	-	(2,476)	-
Available-for-sale securities:
U.S. Treasury	80	-	-	-	80
U.S. government sponsored enterprises	-	1	-	-	1
U.S. corporate debt securities	-	57	-	-	57
Foreign debt securities:
Corporate	-	26	-	-	26
Equity securities	10	-	-	-	10
Money market funds	13	-	-	-	13
Accrued investment income	-	1	-		1

Total available-for-sale securities	103	85	-	-	188

Total assets	$103	$2,561	$-	$(2,476)	$188

Due to affiliates carried at fair value	$-	$(447)	$-	$-	$(447)
Long-term debt carried at fair value	-	(13,664)	-	-	(13,664)
Derivative related liabilities:
Interest rate swaps	-	(1,762)	-	-	(1,762)
Currency swaps	-	(163)	-	-	(163)
Foreign Exchange Forward	-	(3)	-	-	(3)
Derivative netting	-	-		1,902	1,902

Total derivative related liabilities	-	(1,928)	-	1,902	(26)

Total liabilities	$-	$(16,039)	$-	$1,902	$(14,137)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

HSBC Finance Corporation

We did not have any U.S. corporate debt securities at September 30, 2012. The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2011:

	Level 2	Level 3	Total
	(in millions)
December 31, 2011:
AAA to AA(1)	$26	$-	$26
A+ to A-(1)	25	-	25
BBB+ to Unrated(1)	6	-	6

(1)

We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Standard and Poor’s Corporation and Fitch Ratings. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

Transfers Between Level 1 and Level 2  There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2012 or 2011.

Information on Level 3 Assets and Liabilities  There were no assets recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three or nine months ended September 30, 2012. The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2011.

	July 1, 2011	Total Gains and (Losses) Included in		Purchases	Issuances	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Sept. 30, 2011	Current Period Unrealized Gains (Losses)
		Income	Other Comp. Income
	(in millions)
Assets:
Securities available-for-sale:
Asset-backed securities	$15	$-	$(2)	$-	$-	$-	$-	$-	$13	$(1)

Total assets	$15	$-	$(2)	$-	$-	$-	$-	$-	$13	$(1)

	Jan. 1, 2011	Total Gains and (Losses) Included in		Purchases	Issuances	Settlement	Transfers Into Level 3	Transfers Out of Level 3	Sept. 30, 2011	Current Period Unrealized Gains (Losses)
		Income	Other Comp. Income
	(in millions)
Assets:
Securities available-for-sale:
Asset-backed securities	$18	$-	$(5)	$-	$-	$-	$-	$-	$13	$(2)

Total assets	$18	$-	$(5)	$-	$-	$-	$-	$-	$13	$(2)

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of September 30, 2012				Total Gains (Losses) for the Three Months Ended September 30, 2012	Total Gains (Losses) for the Nine Months Ended September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$-	$-	$3,181	$3,181	$45	$(1,304)
Personal non-credit card	-	-	3,180	3,180	(95)	(405)

Total receivables held for sale	-	-	6,361	6,361	(50)	(1,709)
Real estate owned(1)	-	231	-	231	(23)	(76)

Total assets at fair value on a non-recurring basis	$-	$231	$6,361	$6,592	$(73)	$(1,785)

	Non-Recurring Fair Value Measurements as of September 30, 2011				Total Gains (Losses) for the Three Months Ended September 30, 2011	Total Gains (Losses) for the Nine Months Ended September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate owned(1)	$-	$403	$-	$403	$(41)	$(155)

Total assets at fair value on a non-recurring basis	$-	$403	$-	$403	$(41)	$(155)

(1)

Real estate owned is required to be reported on the balance sheet net of estimated cost to sell. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for estimated cost to sell.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2012:

Financial Instrument Type	Fair Value (in millions)	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs
Real estate secured receivables held for sale at fair value	$3,181	Third party appraisal valuation based on estimated loss severities, including collateral values, cash flows and market discount rate	Loss severity rates Market discount rate	25%-75%(1) 10%-15%
Personal non-credit card receivables held for sale at fair value	$3,180	Third party appraisal valuation based on estimated loss rates, cash flows and market discount rate	Loss rate	13%-19%
			Market discount rate	10%-15%

(1)	The average loss severity rate was 56 percent.

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

Securities:  Fair value of our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•

U.S. government sponsored enterprises – As our government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

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

HSBC Finance Corporation

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

Real estate owned:  Fair value is determined based on third party appraisals obtained at the time we take title to the property and, if less than the carrying amount of the loan, the carrying amount of the loan is adjusted to the fair value less estimated cost to sell. The carrying amount of the property is further reduced, if necessary, at least every 45 days to reflect observable local market data, including local area sales data.

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

HSBC Finance Corporation

In December 2011, plaintiffs submitted the report of the Court-appointed claims administrator to the Court. That report stated that the total number of claims that generated an allowed loss was 45,921, and that the aggregate amount of these claims was approximately $2.23 billion. Defendants have submitted their objections to certain claims and the plaintiffs have filed their response. At a conference held before the Court on April 20, 2012, the Court referred the issues relating to the claims to a magistrate judge for resolution. Plaintiffs objected to this referral.

In September 2012, the Court issued a ruling on the element of reliance in this case. The Court denied defendants’ motion in part and granted it in part. The Court rejected defendants’ arguments that the presumption of reliance generally had been defeated either as to the class or as to particular institutional claimants. With respect to those claimants who answered “NO” to the question on the claims form, the Court ruled that such claimants are entitled to judgment as to liability. With respect to those claimants who answered “YES” to the question on the claims form, or who provided inconsistent answers in multiple claim form submissions, the Court ruled that further trial proceedings would be required. Finally, the Court ruled that defendants were entitled to judgment with respect to those claimants who did not answer the claim form question or the supplemental interrogatory sent to class members. The Court appointed a Special Master to apply its order and to identify (1) the claims on which plaintiffs are entitled to judgment as a matter of law (currently estimated to be approximately $1.5 billion prior to pre-judgment interest); (2) the claims on which defendants are entitled to judgment as a matter of law (currently estimated to be approximately $275 million); and (3) the claims subject to trial. The Special Master is also to address the various ministerial claims issues previously referred to the Magistrate Judge relating to the processing of claims by the Court-appointed claims administrator. The Special Master has not yet scheduled hearings with the parties. The District Court has yet to enter a final judgment.

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

HSBC Finance Corporation

industry-wide regulatory concerns, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.

A recent routine state examination of our mortgage servicing practices concluded that borrowers were overcharged for lender-placed hazard insurance coverage based on the terms of the underlying mortgages during the period from July 2008 through April 2012, and required us to refund excess premiums charged to impacted borrowers in that state. In the first quarter of 2012, we recorded an accrual reflecting our estimate of premiums that will be refunded to the impacted borrowers as well as borrowers in other states who may have similar contractual claims.

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

The parties engaged in a mediation process at the direction of the District Court. In July 2012, MasterCard Incorporated, Visa Inc. and the other defendants, including the HSBC defendants, entered into a Memorandum of Understanding (“MOU”) to settle the class litigations consolidated into MDL 1720. On October 19, 2012, the parties submitted fully-executed class settlement agreements to the District Court along with a motion seeking preliminary approval of the class settlement. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective. In the fourth quarter of 2011, we increased our litigation reserves to an amount equal to our estimated portion of the settlement of this matter.

Debt Cancellation Litigation Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The

HSBC Finance Corporation

plaintiffs’ claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and filed notices of settlement of all claims in each respective court. The parties have memorialized the terms and conditions of the settlement in a formal agreement, and submitted the settlement on a consolidated basis for approval by the United States District Court for the Eastern District of Pennsylvania in the Esslinger matter. In February 2012, the District Court granted preliminary approval of the settlement and scheduled the final approval hearing for October 1, 2012. We are adequately reserved for the proposed settlement. A motion for class certification and a motion to defer consideration of class certification pending completion of the settlement were heard in the Chastain action. The motion to defer was granted and the case placed on stay pending progression of the consolidated settlement. The plaintiff in Chastain then sought reconsideration of the District Court’s preliminary approval order. The request was denied and the plaintiff has appealed that ruling.

On October 1, 2012, the District Court held a hearing for final approval of the settlement in the Esslinger matter. Several objectors to the settlement appeared at the hearing, including representatives for the Attorneys General in West Virginia, Hawaii and Mississippi, where they asserted that claims brought in those Attorneys General’s lawsuits (discussed below) should not be covered by the release in the Esslinger matter. Defendants argued that all claims for recovery by class members, whether brought by the Attorneys General or otherwise, would be released pursuant to the Esslinger class settlement. The District Court requested further submissions on this issue. A final approval order has not been entered.

In October 2011, the Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), alleging similar claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in West Virginia. In September 2012, the Attorney General filed an amended complaint adding our affiliate, HSBC Bank USA, N.A, as a defendant. In addition to damages, the Attorney General is seeking civil money penalties and injunctive relief. The action was initially removed to Federal court. The Attorney General’s motion to remand to State court was granted and we filed a motion to dismiss the complaint in March 2012. In late 2011, we received a similar inquiry from another state’s Attorney General, although no action has yet been filed in that state.

In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, alleging that credit card customers were improperly and deceptively enrolled in various ancillary services, including payment protection plans and without regard to potential eligibility for benefits. In an action captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), the Attorney General alleges claims for unfair and deceptive marketing practices, consumer fraud against elders and unjust enrichment. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to Federal court in May 2012. In June 2012, the Attorney General filed a motion to remand and a hearing on that motion is scheduled for November 2012. The Attorney General has also filed a motion to consolidate these actions and a hearing on that motion is scheduled for December 2012.

In June 2012, the Attorney General for the State of Mississippi filed complaints against six credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In an action captioned Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims that are substantially the same as those made in the West Virginia and Hawaii Attorney General actions consumer protection and unjust enrichment claims in connection with the defendants’ marketing, selling and administering of ancillary services, including payment protection plans. The relief sought includes

HSBC Finance Corporation

injunction against deceptive and unfair practices, disgorgement of profits, and civil money penalties. In August 2012, this action was removed to Federal court and the Attorney General filed a motion to remand. These actions have been consolidated for purposes of remand and briefing on the Attorney General’s motion to remand has been stayed pending a decision by the U.S. Court of Appeals for the Fifth Circuit on a matter to which we are not a party.

Governmental and Regulatory Matters

Foreclosure Practices In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (“OCC”) (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We are committed to full compliance with the terms of the Servicing Consent Orders, as initially described in our Form 10-Q for the quarter ended March 31, 2011. We continue to work with the Federal Reserve and the OCC to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.

The Servicing Consent Orders require an independent review of foreclosures (“the Foreclosure Review”) pending or completed between January 2009 and December 2010 (the “Foreclosure Review Period”) to determine if any borrower was financially injured as a result of an error in the foreclosure process. Consistent with the industry, and as required by the Servicing Consent Orders, an independent consultant has been retained to conduct that review, and remediation, including restitution, may be required if a borrower is found to have been financially injured as a result of servicer errors. In conjunction with the foreclosure review, a communication and outreach plan has been developed and implemented to contact borrowers with foreclosures pending or completed during the Foreclosure Review Period. We will conduct the outreach efforts in collaboration with other mortgage loan servicers and independent consultants in order to present a uniform, coherent and user-friendly complaint process. Written communications have been sent to borrowers who were subject to foreclosure proceedings during the Foreclosure Review Period notifying them of the foreclosure complaint review process and providing them with forms that can be used to request a review of their foreclosure proceeding. The outreach plan currently includes a staggered mailing to borrowers, which began on November 1, 2011, industry media advertising, which began in January 2012 and a website at which a borrower can request a review. In June 2012, the Federal Reserve and the OCC released a financial remediation framework for use by the independent consultants to recommend remediation for financial injury identified during the Foreclosure Review. Pursuant to this framework, remediation available to a borrower who is found to have been financially injured as a result of servicer errors could include suspension of a pending foreclosure, loan modification, or a lump sum payment ranging from $500 to $125,000 plus equity in the most egregious cases. Any borrower who receives remediation will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. We expect the costs associated with the Servicing Consent Orders, including the Foreclosure Review, customer outreach plan and complaint process will continue to result in significant increases in our operational expenses in future periods. Any resulting remediation could result in further increased costs.

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

HSBC Finance Corporation

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

Mortgage Securitization Activity In the course of 2012, we have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. We are currently evaluating these claims. On September 26, 2012, an action of this sort, captioned FHFA ex rel. Trustee of MSAC 2006-HE6 v. HSBC Finance Corp. and Decision One Mortgage Company, LLC (New York County Supreme Court, Index No. 653373/2012), was filed by the conservator of an investor in an RMBS trust, the assets of which include mortgage loans originated by our subsidiary, Decision One Mortgage Company, LLC. We expect these types of claims to continue and potentially intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.

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

Current Environment  The U.S. economy continued its overall weak recovery during the third quarter of 2012. Gross domestic product of the U.S. is now expected to expand about 1.6 percent for the year, well below the economy’s potential growth rate and markedly less than forecasts earlier in the year. Uncertainty remains an issue as businesses and markets look for clarity on Europe, the health of the U.S. economy and future course of fiscal policy. The Conference Board’s measure of consumer confidence reached its lowest point of the year in August before improving somewhat in September as sovereign debt fears in Europe and domestic fiscal uncertainties continue to play a role in diminishing sentiment and continue to impact interest rates and spreads. Weak consumer fundamentals including declines in wage income and a difficult job market also continue to influence consumer confidence. Serious threats to economic growth remain, including high energy costs, continued pressure on housing prices and elevated unemployment levels. Businesses continue to be cautious about the underlying strength of demand over the remainder of 2012 and are hesitant about ramping up their non-seasonal hiring activity. In September, Federal Reserve policy makers initiated a new round of quantitative easing designed to stimulate economic activity and announced that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through the middle of 2015. While the housing markets in general began to rebound during the third quarter with overall home prices beginning to move higher as demand increased while the supply of homes for sale declined, housing prices will continue to remain under pressure in many markets as servicers resume foreclosure activities and the underlying properties are listed for sale.

HSBC Finance Corporation

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

>

Although levels of properties available for sale have declined, levels of properties in the process of being foreclosed remain elevated which has continued to impact home prices during the first nine months of 2012; and

>	Tighter lending standards by mortgage lenders, which impact the ability of borrowers to refinance existing mortgage loans.

While the economy continued to add jobs in the third quarter of 2012, the pace of new job creation continues to be slower than needed to meaningfully reduce unemployment. As a result, there continues to be uncertainty as to how pronounced the economic recovery will be and whether it can be sustained. U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., remained high based on historical standards at 7.8 percent in September 2012. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the continued implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2012 and beyond, the degree of which is largely dependent upon the pace and extent of the economic recovery.

Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities. As servicers begin to increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur, creating downward pressure on property values and tempering any future home price improvement.

In addition, certain courts and state legislatures have issued new rules or statutes relating to foreclosures. Scrutiny of foreclosure documentation has increased in some courts. Also, in some areas, officials are requiring additional verification of information filed prior to the foreclosure proceeding. The combination of these factors has led to a significant backlog of foreclosures which will take time to resolve. If these trends continue, there could be additional delays in the processing of foreclosures, which could have an adverse impact upon housing prices.

Growing government indebtedness and a large budget deficit have resulted in a downgrade in the U.S. sovereign debt rating by one major rating agency and two major rating agencies placing U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges and a general lack of political consensus

HSBC Finance Corporation

will result in continued scrutiny of the U.S. credit standing over the longer term. While the potential effects of the U.S. downgrade are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

Business Focus  As discussed in prior filings, during the second quarter of 2012, we decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with HSBC’s core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are part of a disposal group held for sale and we began reporting this business as discontinued operations in the second quarter of 2012. Since the carrying value of the disposal group was greater than its estimated fair value less costs to sell, we recorded a pre-tax impairment loss of $92 million during the second quarter of 2012 to reflect the disposal group at its estimated fair value less cost to sell. This estimate takes into consideration foreign currency translation adjustments and unrealized gains on available-for-sale securities associated with the disposal group and reflected in accumulated other comprehensive income.

In September 2012, we announced we have entered into an agreement to sell our Insurance operations to Enstar Group Ltd (“Enstar”) for $181 million in cash, to be adjusted to reflect the actuarial value and capital of these operations at the date of closing, which is anticipated to be by the end of the first quarter of 2013, subject to regulatory approval. During the third quarter of 2012, we updated our estimate of fair value less cost to sell based on our announced agreement and reversed $33 million of the pre-tax impairment loss previously recorded resulting in a cumulative pre-tax lower of amortized cost or fair value less cost to sell of $59 million during the year-to-date period. As part of our analysis of the lower of amortized cost or fair market value adjustment recorded during the second quarter of 2012, we assumed that planned pre-sale distributions by these insurance subsidiaries would be treated as additional sales proceeds and become taxable, resulting in a $72 million tax provision. However, based on new information, on our updated analysis during the third quarter of 2012 assumed that pre-sale distributions would not be taxable which resulted in a reversal of income tax expense previously recorded. At September 30, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1.5 billion and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $996 million.

On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value at the date of closing. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota; and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11.8 billion which resulted in a pre-tax gain of $2.2 billion ($1.4 billion after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.

As a result of the sale of our Card and Retail Services business our credit card banking subsidiary, HSBC Bank Nevada, N.A., no longer has any ongoing business operations and we intend to surrender its national bank charter to the OCC as soon as practicable. We currently anticipate this will occur during the first half of 2013.

As discussed in prior filings, we have been engaged in an on-going evaluation of the optimal size of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we identified a pool of real estate secured receivables for which we no longer had the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate

HSBC Finance Corporation

secured receivables to receivables held for sale during the second quarter of 2012. We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. This pool of receivables includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the sole source for repayment. However, as we now plan to sell these receivables, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor of receivables would incorporate a number of assumptions in predicting future cash flows, such as differing loss estimates and/or differing times to collect outstanding balances than we as the servicer of these receivables believe would be the case. A third party investor’s valuation process would also reflect these differences in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which results in a lower estimate of fair value for the cash flows associated with the receivables. At September 30, 2012, the fair value of the real estate secured receivables held for sale totaled $3.2 billion. We have recorded a lower of amortized cost or fair value adjustment of $(45) million, net of reversals, and $1.3 billion during the three and nine months ended September 30, 2012, respectively, for these real estate secured receivables. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, a portion of the real estate secured receivables classified as held for sale during the second quarter of 2012 will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less cost to sell which we expect will represent a higher value than the price a third party investor would have paid to acquire the receivables as explained above. As a result, a portion of the fair value adjustment on receivables held for sale will be recorded in earnings over time, which could be in the region of 20 percent of the fair value adjustment. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the third quarter of 2012, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $79 million to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $26 million during the three months ended September 30, 2012. Additionally, during the third quarter of 2012, we completed short sales on real estate secured receivables with a carrying value of $46 million. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $9 million during the three months ended September 30, 2012 as the settlement price was higher than the carrying value.

In addition to the real estate secured receivables discussed above, we also determined we no longer had the intent to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipate these receivables will be sold in the near term. As a result, our personal non-credit card receivable portfolio was transferred to held for sale during the second quarter of 2012. At September 30, 2012, the fair value of our personal non-credit card receivable portfolio totaled $3.2 billion. We have recorded a lower of amortized cost or fair value adjustment of $95 million and $405 million during the three and nine months ended September 30, 2012. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio, which totaled $34.0 billion at September 30, 2012, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers’ credit profile, all of which are outside our control. In light of the current economic conditions and mortgage

HSBC Finance Corporation

industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to decline to between 40 percent and 50 percent over the next three to four years. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives as well as the impact of our temporary suspension of foreclosure activities.

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

During the first quarter of 2012, we made a decision to wind-down our commercial paper program during the remainder of 2012. During the second quarter of 2012, we ceased new commercial paper issuances and at September 30, 2012 have made significant progress in winding down the commercial paper balances. Commercial paper balances outstanding totaled $79 million at September 30, 2012 as compared to $302 million and $4.0 billion at June 30, 2012 and December 31, 2011, respectively. Any required funding is being integrated into the overall HSBC North America funding plans, sourced through HSBC USA Inc., or through direct support from HSBC and its affiliates.

We estimate probable losses for real estate secured loans which do not qualify as troubled debt restructures using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these real estate secured loans collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of loss coverage in credit loss reserves. A loss coverage of 12 months in our credit loss reserves would be more aligned with U.S. bank industry practice. Our regulators have indicated they would like us to more closely align our loss coverage period with industry practice. During the fourth quarter of 2012, we will review our estimate of loss emergence to determine what changes should be made to our credit loss reserve estimate which is expected to result in an increase to our credit loss reserves in the fourth quarter of 2012 in an amount that is not expected to exceed 10 percent of our total credit loss reserves at September 30, 2012.

We are currently evaluating recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances. Based on our current analysis, we estimate that this guidance could result in approximately $800 million of receivables discharged under Chapter 7 bankruptcy and not re-affirmed being included in TDR Loan balances beginning in the fourth quarter of 2012. Of this amount, we estimate approximately 60 percent would be reserved for using a discounted cash flow analysis which generally results in a higher reserve requirement than that established using a roll rate migration analysis. The remainder of the receivables which would be classified as TDR Loans beginning in the fourth quarter are currently carried at the lower of amortized cost or fair value of the collateral less cost to sell and as a result, there would be no change in the reserves associated with these receivables.

HSBC Finance Corporation

Performance, Developments and Trends  We reported a net loss of $137 million and $550 million during the three and nine months ended September 30, 2012, respectively, compared to a net loss of $1.1 billion during both the three and nine months ended September 30, 2011, respectively.

Loss from continuing operations was $192 million and $2.2 billion during the three and nine months ended September 30, 2012, respectively, compared to losses from continuing operations of $1.3 billion and $1.7 billion during the three and nine months ended September 30, 2011, respectively. We reported a loss from continuing operations before tax of $290 million and $3.5 billion during the three and nine months ended September 30, 2012, respectively, compared to losses from continuing operations before tax of $2.0 billion and $2.9 billion during the three and nine months ended September 30, 2011, respectively. Our results in all periods were impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option and, during the nine months ended September 30, 2012, our results were significantly impacted by the initial lower of amortized cost or fair value adjustment for certain real estate secured receivables as well as our entire portfolio of personal non-credit card receivables, including the credit component recorded in the provision for credit losses, both of which were transferred to held for sale during the second quarter of 2012. Additionally, our results during the year-ago periods were impacted by the adoption of new accounting guidance related to troubled debt restructurings (“TDR Loans”) as discussed more fully below. In order to better understand the underlying performance trends of our business, the following table summarizes the impact of these items on our loss from continuing operations before tax for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss from continuing operations before income tax, as reported	$(290)	$(2,024)	$(3,534)	$(2,889)
Initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale including the credit component recorded in the provision for credit losses(2)	-	-	1,659	-
Incremental provision for credit losses recorded as a result of adopting new accounting guidance on TDR Loans(3)	-	745	-	745
(Gain) loss in value of fair value option debt and related derivatives	95	(792)	399	(1,008)

Loss from continuing operations before income tax, excluding above items(1)	$(195)	$(2,071)	$(1,476)	$(3,152)

(1)	Represents a non-U.S. GAAP financial measure.

(2)	During the third quarter of 2012, we incurred additional lower of amortized cost or fair value adjustments on receivables held for sale of $50 million which is not reflected in the table above.

(3)

The total incremental loan loss provision recorded as a result of adopting new accounting guidance on TDR Loans was $925 million which included the impact of changes in market conditions during the third quarter of 2011 of $180 million which is excluded for purposes of this presentation.

Excluding the collective impact of the items in the table above, our loss from continuing operations before tax for the three and nine months ended September 30, 2012 improved $1.9 billion and $1.7 billion, respectively, compared to the three and nine months ended September 30, 2011. The increase in both periods reflects lower provisions for credit losses, higher other revenues due to improved derivative income (expense) and, in the year-to-date period, lower operating expenses, partially offset by lower net interest income, and, during the current quarter, higher operating expenses. The improvement in derivative income (expense) reflects the impact of a general decline in long-term interest rates on the mark-to-market on derivatives in our non-qualifying economic hedge portfolio during both 2012 and 2011 which was more pronounced in the prior year period. While these positions act as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. See “Results of Operations” for a more detailed discussion of our derivative income (expense).

HSBC Finance Corporation

Net interest income decreased during the three and nine months ended September 30, 2012 as compared to the year-ago periods reflecting lower average receivables as a result of receivable liquidation and, during the nine months ended September 30, 2012, lower overall receivable yield as discussed below, partially offset by lower interest expense due to lower average borrowings and lower average rates. Overall receivable yields in both periods were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average interest earning assets while interest income otherwise remains the same. Because the transfer of these receivables to held for sale occurred at the end of June, the impact was much more pronounced in the three month period than in the nine month period, resulting in an increase to yield during the three months ended September 30, 2012 as compared to the prior year period. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average earning assets, overall receivable yields decreased during both the three and nine month periods ended September 30, 2012. Additionally, net interest income for the three and nine months ended September 30, 2011 benefited from an increase in our estimate of interest receivable relating to income tax receivables of $25 million and $106 million, respectively, due to the resolution of an issue with the Internal Revenue Service Appeals’ Office during the second quarter of 2011 which was recorded as a component of finance and other interest income. Net interest margin was 3.71 percent and 3.19 percent for the three and nine months ended September 30, 2012, respectively, compared to 3.05 percent and 2.98 percent during the year-ago periods. Net interest margin for the three and nine months ended September 30, 2012 was impacted by the transfer of receivables to held for sale during the second quarter of 2012 as discussed above and in the prior year periods, tax-related interest income as discussed above. Excluding the impact of these items from the periods presented, net interest margin remained higher during the three and nine months ended September 30, 2012, respectively, driven by a lower cost of funds as a percentage of average interest earning assets, partially offset by the impact of lower overall receivable yields as discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. As a result of adopting this Accounting Standard Update, our provision for credit losses during the third quarter of 2011 included approximately $766 million for real estate secured receivables and $159 million for personal non-credit card receivables related to adoption of new accounting guidance related to TDR Loans as discussed more fully below. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. As the Accounting Standards Update was applied retrospectively to restructurings occurring on or after January 1, 2011, the provision for credit losses for the three months ended September 30, 2012 is not comparable to the provision for credit losses for the three months ended September 30, 2011. Excluding the impact of the adoption of the new accounting guidance in the year-ago quarter, our provision for credit losses remained lower during the three and nine months ended September 30, 2012 as discussed below:

•

The provision for credit losses for real estate secured loans decreased significantly during the three and nine months ended September 30, 2012 as compared to the year-ago periods. During the third quarter of 2011, we experienced a significant deterioration in delinquency on accounts less than 180 days contractually delinquent above normal seasonal patterns which resulted in a significant increase to our provision for credit losses in 2011 which did not re-occur in 2012. In addition, the provision for real estate secured loans decreased during the three and nine months ended September 30, 2012 reflecting the impact of lower loss estimates due to lower receivable levels as well as the transfer of receivables to held for sale during the second quarter of 2012 which results in no further provision for credit losses being recorded on these receivables subsequent to transfer. The decrease in the provision for

HSBC Finance Corporation

credit losses for the nine months ended September 30, 2012 was partially offset by the impact of higher reserve requirements on TDR Loans due to updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

•

The provision for credit losses for our personal non-credit card receivables decreased during the three and nine months ended September 30, 2012 as compared to the year-ago periods. As discussed above, at June 30, 2012 we transferred our entire personal non-credit card receivable portfolio to receivables held for sale. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The credit to the provision for credit losses during the three months ended September 30, 2012 reflects recoveries received on fully charged-off personal non-credit card receivables that were not transferred to held for sale. The decrease in the year-to-date period also reflects lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates as compared to the year-ago periods prior to reclassification to held for sale.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

Credit loss reserves at September 30, 2012 decreased $179 million as compared to June 30, 2012 due to lower receivable levels and, to a lesser extent, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent as well as lower reserve requirements for TDR Loans due to an increase in the percentage of TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Credit loss reserves at September 30, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. As a result, credit loss reserves at June 30, 2012 and forward are only associated with real estate secured receivables held for investment. Excluding the impact of these transfers of receivables to held for sale, credit loss reserves decreased as compared to December 31, 2011 due to lower receivable levels and improved credit quality, including lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, partially offset by higher reserve requirements for TDR Loans due to higher TDR Loan levels as discussed above and changes in expectations during the second quarter of 2012 in prepayment speeds and yield assumptions used in the discounted cash flow analysis.

See “Credit Quality” for further discussion of credit loss reserves.

HSBC Finance Corporation

A significant portion of our receivable portfolio held for investment is considered to be TDR Loans which are reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in a higher reserve requirement for these loans. Additionally, a portion of real estate secured receivables in our portfolio are carried at the lower of amortized cost or fair value of the collateral less cost to sell. The following table summarizes these receivables in comparison to the real estate secured receivable portfolio held for investment:

	September 30, 2012	December 31, 2011
	(in millions)
Total real estate secured receivables held for investment	$33,963	$42,713

Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$1,840	$5,937
Real estate secured TDR Loans(1)	11,966	11,717

Real estate secured receivables carried at either the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$13,806	$17,654

Real estate secured receivables carried at either the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	40.7%	41.3%

(1)	Excludes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

Total operating expenses during the nine months ended September 30, 2011 were impacted by an increase in legal reserves of $150 million related to increased exposure estimates on certain litigation matters. Excluding this item from the prior year-to-date period, total operating expenses increased $72 million, or 35 percent, during the three months ended September 30, 2012 reflecting increased expenses for consulting services and other compliance related matters, partially offset by lower REO expenses, while total operating expenses decreased $10 million, or 1 percent, during the nine months ended September 30, 2012 as the improvement in REO expenses was greater in the year-to-date period and offset the increased expenses for consulting services and compliance related matters. See “Results of Operations” for a more detailed discussion of operating expenses.

Our effective income tax rate for continuing operations was (33.79) percent and (37.49) percent during the three and nine months ended September 30, 2012, respectively, compared to (34.04) percent and (40.19) percent during the three and nine months ended September 30, 2011, respectively. The effective tax rate for the three and nine months ended September 30, 2012 was impacted by current liability account and deferred tax prior period adjustments corrected in the current year, changes in uncertain tax positions, increases to state valuation allowance reserves, and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. The effective tax rate for the nine months ended September 30, 2012 was also impacted by a change in tax rate used to value deferred taxes. See Note 9, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

HSBC Finance Corporation

The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three and nine months ended September 30, 2012 and 2011 and as of September 30, 2012, June 30, 2012 and December 31, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars are in millions)
Loss from continuing operations	$(192)	$(1,335)	$(2,209)	$(1,728)
Return on average owned assets (“ROA”)	(1.61)%	(9.28)%	(5.77)%	(3.78)%
Return on average common shareholder’s equity (“ROE”)	(17.30)	(84.47)	(54.98)	(34.17)
Net interest margin	3.71	3.05	3.19	2.98
Consumer net charge-off ratio, annualized	5.42	6.80	6.54	7.77
Efficiency ratio(1)	101.10	56.35	(73.89)	60.38

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Receivables:
Real estate secured(2)	$33,963	$34,956	$42,713
Personal non-credit card(2)	-	-	5,196
Other	-	-	3

Total	$33,963	$34,956	$47,912

Receivables held for sale	$6,361	$6,756	$-

Two-month-and-over contractual delinquency ratio	15.93%	14.92%	17.93%

(1)	Ratio of total costs and expenses less policyholders’ benefits to net interest income and other revenues less policyholders’ benefits.

(2)

The significant decrease since December 31, 2011 largely reflects the transfer to receivables held for sale of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivable portfolio as previously discussed.

Performance Ratios  Our efficiency ratio from continuing operations was 101.10 percent and (73.89) percent during the three and nine months ended September 30, 2012, respectively, as compared to 56.35 percent and 60.38 percent during the three and nine months ended September 30, 2011, respectively. Our efficiency ratio in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the nine months ended September 30, 2012, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Excluding these items from the applicable periods presented, our efficiency ratio remained elevated during both periods due to lower net interest margin and during the three months ended September 30, 2012 higher operating expenses, partially offset by improvements in derivative income (expense).

ROE was (17.30) percent and (54.98) percent for the three and nine months ended September 30, 2012, respectively, compared to (84.47) percent and (34.17) percent for the three and nine months ended September 30, 2011, respectively. ROA was (1.61) percent and (5.77) percent for the three and nine months ended September 30, 2012, respectively, compared to (9.28) percent and (3.78) percent for the three and nine months ended September 30, 2011, respectively. ROE and ROA in all periods were impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the nine months ended September 30, 2012, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. ROE and ROA during the three and nine months ended September 30, 2011 were also impacted by the adoption of new accounting guidance related to TDR Loans during the third quarter of 2011 as previously discussed. Excluding these items from the periods presented, both ROE and ROA improved during the three and nine months ended September 30, 2012 as compared to the year-ago periods due to a lower net loss during the current periods. ROE and ROA were negatively impacted by lower average common shareholder’s equity and lower average assets, respectively.

HSBC Finance Corporation

Receivables  Receivables held for investment were $34.0 billion at September 30, 2012, $35.0 billion at June 30, 2012 and $47.9 billion at December 31, 2011. The decreased as compared to June 30, 2012 reflects the continued liquidation of our real estate secured receivable portfolio which will continue going forward. The significant decrease since December 31, 2011 largely reflects the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a portion of our real estate secured receivables as discussed above with a combined fair value of $6.8 billion at the time of transfer during the second quarter of 2012 as well as the continued liquidation of the real estate secured receivable portfolios. Additionally, as compared to December 31, 2011, the decrease also reflects improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.

Receivables held for sale  Receivables held for sale were $6.4 billion at September 30, 2012 and $6.8 billion at June 30, 2012. Receivables held for sale include our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. The decrease since June 30, 2012 reflects an additional lower of amortized cost or fair value adjustment of $50 million, net of reversals, as well as the run-off of these portfolios which will continue going forward. There were no receivables held for sale at December 31, 2011. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

Credit Quality  Overall dollars of delinquency increased $201 million since June 30, 2012. The increase in dollars of delinquency in our real estate secured receivables was driven by higher late stage delinquency due to our earlier decision to temporarily suspend foreclosure activities, partially offset by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the impact of improvements in economic conditions. Dollars of delinquency increased modestly in our personal non-credit card receivable portfolio as compared to June 30, 2012 reflecting seasonal trends for higher delinquency during the second half of the year, partially offset by the impact of lower receivable levels. The overall delinquency ratio was 15.93 percent at September 30, 2012 compared to 14.92 percent at June 30, 2012. The delinquency ratio increased as compared to June 30, 2012 as receivable levels decreased while total dollars of delinquency increased as discussed above.

Overall dollars of net charge-offs at September 30, 2012 decreased as compared to the prior year quarter. The decrease reflects, in part, the impact of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale at June 30, 2012 as these receivables are now carried at the lower of amortized cost or fair value and there are no longer any charge-offs associated with these receivables. Assuming these receivables had not been transferred to held for sale and we had continued to record charge-offs, overall dollars of net charge-off would have remained lower as all receivable portfolios were positively impacted by lower receivable levels and lower dollars of delinquency on accounts less than 180 days contractually delinquent in prior periods as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in credit quality. The net charge-off ratio decreased as compared to the prior year quarter as the decrease in net charge-off dollars as discussed above outpaced the decrease in average receivable levels.

Funding and Capital  During the first nine months of 2012, we did not receive any capital contributions from HSBC Investments (North America) Inc. (“HINO”). However, as we continue to liquidate our receivable portfolios, HSBC’s continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support.

HSBC Finance Corporation

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

The tangible common equity to tangible assets ratio was 10.21 percent and 7.11 percent at September 30, 2012 and December 31, 2011, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.

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

HSBC Finance Corporation

Income (Loss) Before Income Tax Expense from Continuing Operations – Significant Trends  Loss from continuing operations before income tax expense, and various trends and activity affecting operations, are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss from continuing operations before income tax from prior year	$(2,024)	$(1,376)	$(2,889)	$(3,738)
Increase (decrease) in income from continuing operations before income tax attributable to:
Net interest income	(35)	(90)	(191)	(181)
Provision for credit losses, excluding the impact of adopting new Accounting Standard Update for TDR Loans during third quarter of 2011	1,895	(132)	1,769	1,562
Impact of adopting new Accounting Standard Update for TDR Loans during third quarter of 2011	-	(745)	-	(745)
Mark-to-market on derivatives which do not qualify as effective hedges	890	(542)	734	(176)
Gain (loss) on debt designated at fair value and related derivatives	(887)	793	(1,407)	406
Servicing and other fees from HSBC affiliates	4	(3)	9	(12)
Initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale including the credit component recorded in the provision for credit losses	-	-	(1,659)	-
Salaries and employee benefits	(20)	18	(9)	67
REO expenses	17	36	103	(21)
All other activity(1)	(130)	17	6	(51)

	1,734	(648)	(645)	849

Loss from continuing operations before income tax for current period	$(290)	$(2,024)	$(3,534)	$(2,889)

(1)	Reflects other activity for other revenues and operating expenses.

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

HSBC Finance Corporation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in millions)
Net loss – U.S. GAAP basis	$(137)	$(1,061)	$(550)	$(1,130)
Adjustments, net of tax:
Loans transferred to held for sale	(89)	-	981	-
Loan impairment	68	359	116	(23)
Loss on Insurance disposal group held for sale	(106)	-	58	-
Litigation accrual	(56)	-	(56)	-
Derivatives and hedge accounting (including fair value adjustments)	(7)	(1)	(10)	(6)
Intangible assets	-	5	-	21
Loan origination cost deferrals	2	9	7	6
Loans previously held for sale	-	(4)	-	(18)
Interest recognition	(4)	5	(5)	1
Securities	-	(2)	-	5
Present value of long-term insurance contracts	(5)	(41)	-	(32)
Pension and other postretirement benefit costs	10	5	13	14
Tax valuation allowances	-	(6)	-	6
Gain on sale of Card and Retail Services business	-	-	345	-
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	-	(53)	-	(53)
Other	31	(10)	35	(25)

Net income (loss) – IFRSs basis	(293)	(795)	934	(1,234)
Tax (expense) benefit – IFRSs basis	153	426	(478)	937

Income (loss) before tax – IFRSs basis	$(446)	$(1,221)	$1,412	$(2,171)

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

For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which is generally later than under U.S GAAP, but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such

HSBC Finance Corporation

loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale (unless credit impairment is required to be recognized in accordance with IAS 39). U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues. There is no similar requirement under IFRSs.

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

Litigation accrual – Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.

HSBC Finance Corporation

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

Loan origination cost deferrals – Loan origination cost deferrals under IFRSs are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.

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

Interest recognition – The calculation of effective interest rates under IAS 39 requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized as received.

Securities – Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.

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

HSBC Finance Corporation

Pension and other postretirement benefit costs – Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future contributions under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. Under IFRS the impact of this plan change was recorded through other comprehensive income. During the fourth quarter of 2011, an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension costs over the remaining life expectancy of the participants. Additionally, during the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52 million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain was recorded upon completion of the transaction in the second quarter of 2012.

Tax valuation allowances: Reflects differences in the timing of amounts of deferred tax assets that can be realized between U.S. GAAP and IFRSs.

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

HSBC Finance Corporation

Receivables Review

The following table summarizes receivables and receivables held for sale at September 30, 2012 and increases (decreases) since June 30, 2012 and December 31, 2011:

	September 30, 2012	Increases (Decreases) From
		June 30, 2012		December 31, 2011
		$	%	$		%

		(dollars are in millions)
Receivables:
Real estate secured:
First lien	$30,143	$(797)	(2.6)%	$(8,092)		(21.2)%
Second lien	3,820	(196)	(4.9)	(658)		(14.7)

Total real estate secured(1)	33,963	(993)	(2.8)	(8,750)		(20.5)
Personal non-credit card	-	-	-	(5,196	)(2)	(100.0)
Other	-	-	-	(3)		(100.0)

Total receivables	$33,963	$(993)	(2.8)%	$(13,949	)(2)	(29.1)%

Receivables held for sale:
First lien real estate secured	$3,181	$(106)	(3.2)%	$3,181		100.0+ %
Personal non-credit card	3,180	(289)	(8.3)	3,180		100.0+

Total receivables held for sale	$6,361	$(395)	(5.8)%	$6,361	(2)	100.0+ %

Total receivables and receivables held for sale:
Real estate secured:
First lien	$33,324	$(903)	(2.6)%	$(4,911)		(12.8)%
Second lien	3,820	(196)	(4.9)	(658)		(14.7)

Total real estate secured	37,144	(1,099)	(2.9)	(5,569)		(13.0)
Personal non-credit card	3,180	(289)	(8.3)	(2,016)		(38.8)
Other	-	-	-	(3)		(100.0)

Total receivables and receivables held for sale	$40,324	$(1,388)	(3.3)%	$(7,588)		(15.8)%

(1)

At September 30, 2012, June 30, 2012 and December 31, 2011, real estate secured receivables includes $1.8 billion, $1.4 billion and $5.9 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)

As discussed below, as a result of the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card receivables to held for sale, the trend for changes in receivable balances between September 30, 2012 and December 31, 2011 reflects more than the change in the underlying receivables.

Real estate secured receivables  The decrease as compared to June 30, 2012 reflects the continued liquidation of our real estate secured receivable portfolio which will continue going forward. The significant decrease since December 31, 2011 largely reflects the transfer to receivables held for sale of a portion of our real estate secured receivables as discussed above with a fair value of $3.3 billion at the time of transfer during the second quarter of 2012 as well as the continued liquidation of the real estate secured receivable portfolios. Additionally, as compared to December 31, 2011, the decrease also reflects improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured receivable portfolios continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.

Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than

HSBC Finance Corporation

100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios (“Refreshed LTVs”) for our real estate secured receivable portfolio held for investment are presented in the table below as of September 30, 2012 and December 31, 2011. The Refreshed LTVs at September 30, 2012 are not directly comparable to the amounts at December 31, 2011 as a result of the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012 and are carried at the lower of amortized cost or fair value.

	Refreshed LTVs(1)(2)
	September 30, 2012(3)		December 31, 2011(3)
	First Lien	Second Lien	First Lien	Second Lien
LTV<80%	34%	12%	38%	13%
80%<LTV<90%	16	9	16	10
90%<LTV<100%	17	15	17	16
LTV>100%(4)	33	64	29	61
Average LTV for portfolio	91	110	88	108

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

(2)

For purposes of this disclosure, current estimated property values are calculated using the most current HPI’s available and applied on an individual loan basis, which results in an approximately three month delay in the production of reportable statistics for the current period. Therefore, the September 30, 2012 and December 31, 2011 information in the table above reflects current estimated property values using HPIs as of June 30, 2012 and September 30, 2011, respectively. Given the recent declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes purchased receivable portfolios which totaled $1.0 billion and $1.1 billion at September 30, 2012 and December 31, 2011, respectively.

(4)	The following reflects the average Refreshed LTVs for loans with an LTV ratio greater than or equal to 100 percent:

	Refreshed LTVs
	September 30, 2012		December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
Average LTV for LTV>100%	120%	126%	119%	125%

Personal non-credit card receivables  As previously discussed, during the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio to receivables held for sale.

Receivables held for sale  Receivables held for sale include our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. The decrease since June 30, 2012 reflects an additional lower of amortized cost or fair value adjustment of $50 million, net of reversals, as well as the run-off of these portfolios which will continue going forward.

HSBC Finance Corporation

Real Estate Owned

We obtain real estate by taking possession of the collateral pledged as security for real estate secured receivables. Prior to taking possession of the pledged collateral, the carrying amounts of receivables held for investment in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on loans in the second lien position) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional downward adjustments are recorded as necessary.

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

The following table provides quarterly information regarding our REO properties:

	Three Months Ended
	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Number of REO properties at end of period	2,619	2,792	3,066	3,446	4,250
Number of properties added to REO inventory in the period	1,458	1,644	1,907	1,676	1,378
Average loss on sale of REO properties(1)	5.0%	4.4%	8.3%	10.2%	8.9%
Average total loss on foreclosed properties(2)	53.3%	53.5%	56.5%	57.6%	56.4%
Average time to sell REO properties (in days)	168	165	192	206	196

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

HSBC Finance Corporation

(2)

The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to the date we took title to the property.

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

As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the first, second and third quarters of 2012, we added 1,907 properties, 1,644 properties and 1,458 properties, respectively, to REO inventory the majority of which reflects loans for which we accepted the deed to the property in lieu of payment (“deed-in-lieu”). We expect the number of REO properties added to inventory may increase during the remainder of 2012 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.

The number of REO properties at September 30, 2012 decreased as compared to December 31, 2011 as the volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension of foreclosures as discussed above, as well as continuing sales of REO properties during the first nine months of 2012. We have resumed processing suspended foreclosure activities in substantially all states, although certain states have received additional focus. We have also begun initiating new foreclosure activities in substantially all states. It will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure.

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

The average loss on sale of REO properties increased for the third quarter of 2012 due to a shift in REO sales during the current quarter to a higher mix of REO properties being sold which we have held for longer periods of time. Generally, the length of time a property is held in REO reflects the age and condition of the property which is ultimately reflected in the sales price. The average total loss on foreclosed properties was essentially flat during the third quarter of 2012.

HSBC Finance Corporation

Results of Operations

Net interest income  In the following table which summarizes net interest income, interest expense includes less than $1 million and $29 million for the three and nine months ended September 30, 2012, respectively, and $23 million and $73 million for the three and nine months ended September 30 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

	2012		2011		Increase (Decrease)
Three Months Ended September 30,	$	%(1)	$	%(1)	Amount	%
	(dollars are in millions)
Finance and other interest income	$833	7.42%	$1,017	7.22%	$(184)	(18.1)%
Interest expense	416	3.71	588	4.17	(172)	(29.3)

Net interest income	$417	3.71%	$429	3.05%	$(12)	(2.8)%

	2012		2011		Increase (Decrease)
Nine Months Ended September 30,	$	%(1)	$	%(1)	Amount	%
	(dollars are in millions)
Finance and other interest income	$2,598	6.98%	$3,237	7.23%	$(639)	(19.7)%
Interest expense	1,411	3.79	1,903	4.25	(492)	(25.9)

Net interest income	$1,187	3.19%	$1,334	2.98%	$(147)	(11.0)%

(1)	% Columns: comparison to average interest earning assets.

Net interest income decreased during the three and nine months ended September 30, 2012 as compared to the year-ago periods reflecting lower average receivables as a result of receivable liquidation and, during the nine months ended September 30, 2012, lower overall receivable yield as discussed below, partially offset by lower interest expense due to lower average borrowings and lower average rates. Overall receivable yields increased during the three months ended September 30, 2012, but decreased during the nine months ended September 30, 2012. Overall receivable yields in both periods were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average interest earning assets while interest income otherwise remains the same. Because the transfer of these receivables to held for sale occurred at the end of June, the impact was much more pronounced in the three month period than in the nine month period, resulting in an increase to yield during the three months ended September 30, 2012 as compared to the prior year period. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average earning assets, overall receivable yields decreased during both the three and nine month periods ended September 30, 2012 as overall receivable yields continued to be negatively impacted by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Yields in our real estate secured receivable portfolio decreased in both periods reflecting a higher percentage of nonaccrual real estate secured receivables due to our earlier temporary suspension of foreclosure activities. Yields in our personal non-credit card receivable portfolio increased during the three and nine months ended September 30, 2012 due to a lower percentage of nonaccrual receivables compared to the year ago periods.

Overall yield on all interest earning assets during the three and nine months ended September 30, 2012 was positively impacted by a shift in mix of interest earning assets to include a lower percentage of investments which have significantly lower yields than our receivable portfolios resulting from changes made in our overall investment strategy beginning in the fourth quarter of 2011 and, during the three months ended September 30, 2012 the impact of paying down outstanding debt with the proceeds of the sale of our Card and Retail Services

HSBC Finance Corporation

business which had previously been invested in lower yielding interest bearing deposits with banks and securities purchased under agreements to resell. Additionally, net interest income for the three and nine months ended September 30, 2011 benefited from an increase in our estimate of interest receivable relating to income tax receivables of $25 million and $106 million, respectively, due to the resolution of an issue with the Internal Revenue Service Appeals’ Office during the second quarter of 2011 which was recorded as a component of finance and other interest income.

Net interest margin was 3.71 percent and 3.19 percent for the three and nine months ended September 30, 2012, respectively, compared to 3.05 percent and 2.98 percent during the year-ago periods. Net interest margin for the three and nine months ended September 30, 2012 was impacted by the transfer of receivables to held for sale during the second quarter of 2012 as discussed above and in the prior year periods, tax-related interest income as discussed above. Excluding the impact of these items from the periods presented, net interest margin increased 52 basis points and 36 basis points during the three and nine months ended September 30, 2012, respectively, driven by a lower cost of funds as a percentage of average interest earning assets, partially offset by the impact of lower overall receivable yields as discussed above.

Significant trends affecting the comparability of net interest income and net interest margin are summarized below:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	(dollars are in millions)
Net interest income/net interest margin from prior period	$429	3.05%	$1,334	2.98%

Impact to net interest income resulting from:
Lower asset levels	(136)		(437)
Receivable yields:
Receivable pricing and mix	(20)		(66)
Impact of nonaccrual receivables	(11)		(50)
Volume and rate impact of modified loans	2		15
Interest receivable related to income tax receivables	(25)		(106)
Investment income (rate)	(4)		(11)
Asset mix	7		20
Cost of funds (rate and volume)	172		492
Other	3		(4)

Net interest income/net interest margin for current period	$417	3.71%	$1,187	3.19%

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

HSBC Finance Corporation

Provision for credit losses  The following table summarizes provision for credit losses by product:

			Increase (Decrease)
	2012	2011	Amount	%
	(dollars are in millions)
Three Months Ended September 30:
Provision for credit losses:
Real estate secured	$292	$1,909	$(1,617)	(84.7)%
Personal non-credit card	(5)	273	(278)	(100.0 +)

	$287	$2,182	$(1,895)	(86.8)%

Nine Months Ended September 30:
Provision for credit losses:
Real estate secured	$1,663	$3,138	$(1,475)	(47.0)%
Personal non-credit card	153	335	(182)	(54.3)

	$1,816	$3,473	$(1,657)	(47.7)%

As discussed in our 2011 Form 10-K, during the third quarter of 2011, we adopted an Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and disclosure of TDR Loans as well as for recording impairment. As a result of adopting this Accounting Standard Update, our provision for credit losses during the third quarter of 2011 included approximately $766 million for real estate secured receivables and $159 million for personal non-credit card receivables related to adoption of new accounting guidance related to TDR Loans as discussed more fully below. This new accounting guidance continues to impact our provision for credit loss in periods post-adoption, as loans that otherwise would not have qualified for such reporting in the past are now meeting the criteria under the new accounting guidance to be reported and reserved for as TDR Loans which will continue in future periods. As the Accounting Standards Update was applied retrospectively to restructurings occurring on or after January 1, 2011, the provision for credit losses for the three months ended September 30, 2012 is not comparable to the provision for credit losses for the three months ended September 30, 2011. Excluding the impact of the adoption of the new accounting guidance in the year-ago quarter, our provision for credit losses remained lower during the three and nine months ended September 30, 2012 as discussed below:

•

The provision for credit losses for real estate secured loans decreased significantly during the three and nine months ended September 30, 2012 as compared to the year-ago periods. During the third quarter of 2011, we experienced a significant deterioration in delinquency on accounts less than 180 days contractually delinquent above normal seasonal patterns which resulted in a significant increase to our provision for credit losses in 2011 which did not re-occur in 2012. In addition, the provision for real estate secured loans decreased during the three and nine months ended September 30, 2012 reflecting the impact of lower loss estimates due to lower receivable levels as well as the transfer of receivables to held for sale during the second quarter of 2012 which results in no further provision for credit losses being recorded on these receivables subsequent to transfer as they are carried at the lower of amortized cost or fair value which takes into consideration the market values implied credit losses. The decrease in the provision for credit losses for the nine months ended September 30, 2012 was partially offset by the impact of higher reserve requirements on TDR Loans due to updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

•

The provision for credit losses for our personal non-credit card receivables decreased during the three and nine months ended September 30, 2012 as compared to the year-ago periods. As discussed above, at June 30, 2012 we transferred our entire personal non-credit card receivable portfolio to receivables held for sale. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on

HSBC Finance Corporation

these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The credit to the provision for credit losses during the three months ended September 30, 2012 reflects recoveries received on fully charged-off personal non-credit card receivables that were not transferred to held for sale. The decrease in the year-to-date period also reflects lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates as compared to the year-ago periods prior to reclassification to held for sale.

Net charge-off dollars totaled $466 million and $2.0 billion during the three and nine months ended September 30, 2012, respectively, as compared to $861 million and $3.1 billion during the three and nine months ended September 30, 2011, respectively. The decrease in both periods reflects the impact of the transfer of our personal non-credit card receivable portfolio as well as certain real estate secured receivables to held for sale as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. The decrease also reflects the impact of lower receivable levels and lower delinquency levels on accounts less than 180 days contractually delinquent as well as lower levels of personal bankruptcy filings and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.

Credit loss reserves at September 30, 2012 decreased $179 million as compared to June 30, 2012 due to lower receivable levels and, to a lesser extent, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent as well as lower reserve requirements for TDR Loans due to an increase in the percentage of TDR Loans that have been written down to the lower of amortized cost or fair value of the collateral less cost to sell.

Credit loss reserves at September 30, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. Excluding the impact of these transfers of receivables to held for sale as discussed above, credit loss reserves decreased as compared to December 31, 2011 due to lower receivable levels and improved credit quality, including lower levels of two-months-and-over contractually delinquency on accounts less than 180 days contractually delinquent, partially offset by higher reserve requirements for TDR Loans due to higher TDR Loan levels as discussed above and updates during the second quarter of 2012 in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

See “Credit Quality” for further discussion of credit loss reserves.

HSBC Finance Corporation

Other revenues  The following table summarizes other revenues:

			Increase (Decrease)
	2012	2011	Amount	%
	(dollars are in millions)
Three Months Ended September 30:
Derivative related income (expense)	$(42)	$(913)	$871	95.4%
Gain (loss) on debt designated at fair value and related derivatives	(95)	792	(887)	(100.0 +)
Servicing and other fees from HSBC affiliates	8	4	4	100.0
Lower of amortized cost or fair value adjustment on receivables held for sale	(50)	-	(50)	(100.0)
Other income	35	27	8	29.6

Total other revenues	$(144)	$(90)	$(54)	(60.0)%

Nine Months Ended September 30:
Derivative related income (expense)	$(261)	$(1,036)	$775	74.8%
Gain (loss) on debt designated at fair value and related derivatives	(399)	1,008	(1,407)	(100.0+ )
Servicing and other fees from HSBC affiliates	26	17	9	52.9
Lower of amortized cost or fair value adjustment on receivables held for sale	(1,597)	1	(1,598)	(100.0+ )
Other income	27	77	(50)	(64.9)

Total other revenues	$(2,204)	$67	$(2,271)	(100.0+ )%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net realized gains (losses)	$(54)	$(41)	$(28)	$(79)
Mark-to-market on derivatives which do not qualify as effective hedges	5	(885)	(237)	(971)
Ineffectiveness	7	13	4	14

Total	$(42)	$(913)	$(261)	$(1,036)

Derivative related income (expense) improved during the three and nine months ended September 30, 2012. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At September 30, 2012, we had $5.6 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. These non-qualifying hedges were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 13.1 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets.

HSBC Finance Corporation

A slight increase in long-term U.S. interest rates for periods greater than 15 years during the three months ended September 30, 2012 resulted in a gain on the mark-to-market for this portfolio of swaps during the current quarter. However, the overall decrease in long-term U.S. interest rates during first nine months of 2012 resulted in a loss on the mark-to-market on this portfolio of swaps during the year-to-date period. Falling long-term U.S. interest rates during the first nine months of 2011, which was pronounced than the decrease in long-term U.S. interest rates during the first nine months of 2012, had a negative impact on the mark-to-market for this portfolio of swaps during the three and nine months ended September 30, 2011. Net realized losses during the three months ended September 30, 2012 reflects the impact of falling short-term U.S. interest rates. During the year-to-date period, net realized losses were partially offset by net realized gains recognized during the second quarter of 2012 as a result of the termination of approximately $3.0 billion of non-qualifying receive fixed/pay variable interest rate swaps. Net realized losses during the three and nine months ended September 30, 2011 reflect losses on terminations of non-qualifying hedges during those periods. Ineffectiveness income during the three and nine months ended September 30, 2012 and 2011 reflects changes in the market value of our cash flow and fair value hedges due to decreases in overall interest rates during those periods.

Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the nine months ended September 30, 2012 or any prior periods should not be considered indicative of the results for any future periods.

Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The loss on debt designated at fair value and related derivatives during the three and nine months ended September 30, 2012 primarily reflects the impact of an overall net tightening of our credit spreads during the first nine months of 2012. See Note 8, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.

Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates increased during the three and nine months ended September 30, 2012 primarily due to higher rental revenue from HTSU as a result of changes in rental rate allocations which took effect during the second quarter of 2012.

Lower of amortized cost or fair value adjustment on receivables held for sale during the three months ended September 30, 2012 totaled $50 million net of reversals, which includes an additional lower of amortized cost or fair value adjustment of $85 million, partially offset by the impact of the transfer of receivables held for sale to REO as well as the impact of short sales on receivables held for sale. Short sales and the transfer of receivables held for sale to REO resulted in a reversal during the third quarter of $35 million of the initial lower of amortized cost or fair value adjustments previously recorded as discussed below. The nine months ended September 30, 2012 includes the initial $1.5 billion non-credit related portion of the lower of amortized cost or fair value adjustment, which was recorded as a component of other revenues, when certain real estate secured receivables and our entire personal non-credit card receivable portfolio were transferred to receivables held for sale during the second quarter of 2012 as previously discussed. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional discussion.

Other income increased during the three months ended September 30, 2012 primarily due to proceeds from liquidation of held for sale receivables (short sales, settlements, pay offs, etc.) being received in excess of the carrying value of the receivables prior to transfer to held for sale as well as the transfer of held for sale receivables to REO during the quarter. During the nine months ended September 30, 2012, other income decreased driven by lower credit insurance commissions, an increase in the estimated repurchase liability for

HSBC Finance Corporation

receivables sold by Decision One Mortgage LLC in prior years as well as a reversal during the first quarter of 2012 of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded, partially offset by the reversal of charge-off on receivables held for sale as discussed above.

Operating expenses  The following table summarizes total costs and expenses. The cost trends in the table below include fixed allocated costs which have not necessarily been reduced in line with the run-off of our loan portfolio, which will continue in future periods.

			Increase (Decrease)
	2012	2011	Amount	%
	(dollars are in millions)
Three Months Ended September 30:
Salaries and employee benefits	$55	$35	$20	57.1%
Occupancy and equipment expenses	11	13	(2)	(15.4)
Real estate owned expenses	22	39	(17)	(43.6)
Other servicing and administrative expenses	104	49	55	100.0 +
Support services from HSBC affiliates	84	68	16	23.5

Total costs and expenses	$276	$204	$72	35.3%

Nine Months Ended September 30:
Salaries and employee benefits	$134	$125	$9	7.2%
Occupancy and equipment expenses	32	42	(10)	(23.8)
Real estate owned expenses	71	174	(103)	(59.2)
Other servicing and administrative expenses	264	342	(78)	(22.8)
Support services from HSBC affiliates	229	207	22	10.6

Total costs and expenses	$730	$890	$(160)	(18.0)%

Compliance costs were a growing component of our operating expenses in the first nine months of 2012, increasing by $43 million and $109 million during the three and nine months ended September 30, 2012, primarily within other servicing and administrative expenses. We anticipate compliance remediation costs will continue to increase in future periods as we continue to address the requirements of the regulatory consent order relating to foreclosure activities.

Salaries and employee benefits increased during the three and nine months ended September 30, 2012. The increase during the three and nine months ended September 30, 2012 primarily reflects increased costs of $17 million associated with our supplemental retirement plan due to a number of large lump-sum payments made during the third quarter which triggered a settlement charge. The increase during the three and nine months ended September 30, 2012 also reflects increased staffing related to processing foreclosures as well as compliance matters, partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs, the impact of which was more pronounced in the year-to-date period.

Occupancy and equipment expenses decreased in both periods reflecting the impact of the continuing reduced scope of our business operations.

Real estate owned expenses decreased during both periods primarily due to lower holding costs for REO properties due to a decrease in the number of REO properties held as compared to the year-ago periods resulting from a continuing trend of sales of REO properties outpacing the number of REO properties added to inventory due to our earlier temporary suspension of foreclosure activities. The decrease also reflects lower losses on sales of REO properties due to fewer REO properties being sold during the first nine months of 2012 as fewer REO properties were available for sale as a result of the temporary suspension of foreclosure activities. The decrease also reflects a greater mix of REO properties sold for which we had accepted a deed-in-lieu as well as shorter time to sell the properties both of which results in lower losses.

HSBC Finance Corporation

Other servicing and administrative expenses increased during the current quarter but decreased during the year-to-date period. The nine months ended September 30, 2011 included an increase in legal reserves of $150 million related to increased exposure estimates on certain litigation matters. Excluding this item from the year-ago period, other servicing and administrative expenses were higher during both three and nine months ended September 30, 2012 reflecting higher fees for consulting services and other expenses related to compliance matters, partially offset by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including during the nine months ended September 30, 2012, lower third party collection costs as sales of charged-off accounts to third parties increased.

Support services from HSBC affiliates increased during both periods reflecting higher allocations from HTSU for support services largely due to changes in rental rate allocations which took effect during the second quarter of 2012 and increased compliance costs, partially offset by lower technology operational support costs and lower fees for servicing real estate secured receivables.

Efficiency ratio Our efficiency ratio from continuing operations was 101.10 percent and (73.89) percent during the three and nine months ended September 30, 2012, respectively, as compared to 56.35 percent and 60.38 percent during the three and nine months ended September 30, 2011, respectively. Our efficiency ratio in all periods was impacted by the change in the fair value of debt for which we have elected fair value option accounting and during the nine months ended September 30, 2012, the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during the second quarter of 2012 as discussed above. Excluding these items from the applicable periods presented, our efficiency ratio remained elevated during both periods due to lower net interest margin and during the three months ended September 30, 2012 higher operating expenses, partially offset by improvements in derivative income (expense).

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

Consumer Segment  The following table summarizes the IFRS Basis results for our Consumer segment:

			Increase (Decrease)
Three Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$573	$716	$(143)	(20.0)%
Other operating income	7	(1)	8	100.0 +

Total operating income	580	715	(135)	(18.9)
Loan impairment charges	493	1,822	(1,329)	(72.9)

Net interest income and other operating revenue after loan impairment charges	87	(1,107)	1,194	100.0 +
Operating expenses	234	172	62	36.1

Profit (loss) before tax	$(147)	$(1,279)	$1,132	88.5%

Net interest margin, annualized	5.24%	5.41%	-	-
Efficiency ratio	40.34	24.06	-	-
Return (after-tax) on average assets	(.89)	(6.57)	-	-
Balances at end of period:
Customer loans	$38,692	$50,049	$(11,357)	(22.7)%
Assets	41,486	48,684	(7,198)	(14.8)%

			Increase (Decrease)
Nine Months Ended September 30,	2012	2011	Amount	%
	(dollars are in millions)
Net interest income	$1,763	$2,043	$(280)	(13.7)%
Other operating income	(30)	(43)	13	30.2

Total operating income	1,733	2,000	(267)	(13.4)
Loan impairment charges	2,069	3,972	(1,903)	(47.9)

Net interest income and other operating revenue after loan impairment charges	(336)	(1,972)	1,636	83.0
Operating expenses	638	632	6	1.0

Profit (loss) before tax	$(974)	$(2,604)	$1,630	62.6%

Net interest margin, annualized	5.19%	5.14%	-	-
Efficiency ratio	36.81	31.60	-	-
Return (after-tax) on average assets	(1.88)	(4.26)	-	-

HSBC Finance Corporation

Our Consumer segment reported a lower loss before tax during the three and nine months ended September 30, 2012 due to lower loan impairment charges and slightly higher other operating income, partially offset by lower net interest income and higher operating expenses.

Loan impairment charges during the three and nine months ended September 30, 2011 were impacted by changes to the provisioning methodology for loans subject to forbearance and improvements to the segmentation of the loan portfolio as well as other refinements. The impact of these assumption changes (some of which were the impact of changes in market conditions during the year-ago quarter) resulted in a net incremental loan impairment charge during the three and nine months ended September 30, 2011 of approximately $150 million. Excluding the impact of this incremental loan impairment charge during the year-ago periods, or loan impairment charges remained significantly lower during the three and nine ended September 30, 2012 as discussed below.

•

Loan impairment charges for the real estate secured loan portfolios decreased significantly during the three and nine months ended September 30, 2012 as compared to the year-ago periods. During the third quarter of 2011 we experienced a significant deterioration in delinquency on accounts less than 180 days contractually delinquent above normal seasonal patterns which resulted in a significant increase to loan impairment charges in 2011 which did not re-occur in 2012. The year-ago periods also reflect higher estimated costs to obtain the underlying property securing the loan and the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral as well as foreclosure delays on real estate secured loans which resulted in higher reserve requirements during the third quarter of 2011 due to the delay in the timing of estimated cash flows to be received. The decrease during the three and nine months ended September 30, 2012 also reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates due to lower delinquency levels as compared to the year-ago periods. Loan impairment charges during both the three and nine months ended September 30, 2012 and 2011 were impacted by the discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral, although the impact was higher in the prior year periods. During the nine months ended September 30, 2012, the decrease was also partially offset by higher reserve requirements for impaired loans due to changes in expectations in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

•

Loan impairment charges for personal non-credit card loans decreased during the three months ended September 30, 2012 as compared to the prior year quarter due to lower loan levels and improved credit quality. Loan impairment charges were essentially flat as compared to the prior year-to-date period as during the year-ago period we recorded a significant decrease in reserve levels due to improved credit quality. While we also decreased reserve levels during the first nine months of 2012, the impact to loan impairment charges was not as pronounced as during the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2012, loan impairment charges were $148 million and $248 million lower than net charge-offs while loan impairment charges were $813 million and $829 million greater than net charge-offs during the year-ago periods. During the first nine months of 2012, we decreased credit loss reserves to $4.6 billion reflecting the impact of the transfer of personal non-credit card loans to loans held for sale which had credit loss reserves totaling $705 million at the time of transfer. Loans held for sale and the associated credit loss reserves are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale (unless credit impairment is required to be recognized in accordance with IAS 39). The decrease in credit loss reserves also reflects the lower overall delinquency levels in the first nine months of 2012 due to improvements in economic conditions and as well as seasonal improvements in collection activities during the first quarter of the year as customers use their tax refunds to make payments. The decrease in credit loss reserves was partially offset by higher reserve requirements for impaired loans due to updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

HSBC Finance Corporation

Net interest income decreased during the three and nine months ended September 30, 2012 primarily due to lower average loan levels as a result of loan liquidation and lower overall loan yields, partially offset by lower interest expense. Overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Additionally, during the nine months ended September 30, 2012, the lower overall yield in our loan portfolio reflects the impact of lower amortization associated with the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. As yields vary between loan products, yields in our real estate secured loan portfolio decreased due to higher levels of impaired real estate secured loans, partially offset by higher yields in our personal non-credit card loan portfolio due to lower levels of impaired personal non-credit card loans. Lower interest expense during the three and nine months ended September 30, 2012 reflects lower average borrowings. Net interest margin decreased during the three months ended September 30, 2012 reflecting lower loan yields as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets. Net interest margin was essentially flat during the nine months ended September 30, 2012 as during the year-to-date period the decrease in cost of funds as a percentage of average interest earning assets was more pronounced.

Other operating income increased slightly during both periods as lower losses on REO properties were offset by lower credit insurance commissions and, for the nine months ended September 30, 2012, by a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded. Lower losses on REO properties during the three and nine months ended September 30, 2012 reflects fewer REO properties sales during the first nine months of 2012 due to fewer REO properties available for sale as a result of the temporary suspension of foreclosure activities.

Operating expenses increased during the three and nine months ended September 30, 2012 due to higher fees for consulting services, increased expenses relating to compliance matters and, in the three months ended September 30, 2012, higher support services from affiliates, partially offset by lower holding costs on REO properties during the quarter and lower third party collection costs as sales of charged-off accounts to third parties increased. Lower holding costs on REO properties reflects a significant decrease in the number of new REO properties due to the temporary suspension of foreclosure activities previously discussed although the lower costs were more pronounced in the year-to-date period.

The efficiency ratio increased during the three and nine months ended September 30, 2012 due to higher operating expenses and lower net interest income as discussed above although the increase was more pronounced during the current quarter.

ROA improved during the three and nine months ended September 30, 2012 primarily driven by lower loan impairment charges, partially offset by the impact of lower average assets.

HSBC Finance Corporation

Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	September 30, 2012	Increases (Decreases) From
		June 30, 2012		December 31, 2011
		$	%	$	%
		(dollars are in millions)
Real estate secured	$38,692	$(1,206)	(3.0)%	$(4,009)	(9.4)%
Personal non-credit card	-	(4,474)	(100.0)	(5,320)	(100.0)

Total customer loans	$38,692	$(5,680)	(12.8)%	$(9,329)	(19.4)%

Customer loans decreased to $38.7 billion at September 30, 2012 as compared to $44.4 billion at June 30, 2012 and $48.0 billion at December 31, 2011. During the third quarter of 2012, our entire portfolio of personal non-credit card loans met the IFRSs criteria to be classified as held for sale and are now reported within other assets net of impairment allowances. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. As compared to December 31, 2011, the decrease also reflects seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.

See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Further, as it relates to loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans’ original effective interest rates. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Loans with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. Our credit loss reserves take into consideration the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on recent trends. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts, forbearance agreements, extended payment plans, modification arrangements, external debt management programs and deferments. When customer account management policies or changes thereto, shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic

HSBC Finance Corporation

concentrations, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters.

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

We estimate probable losses for real estate secured loans which do not qualify as troubled debt restructures using a roll rate migration analysis as discussed above. This has historically resulted in the identification of a loss emergence period for these real estate secured loans collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of loss coverage in our credit loss reserves. A loss coverage of 12 months in our credit loss reserves would be more aligned with U.S. bank industry practice. Our regulators have indicated they would like us to more closely align our loss coverage period with industry practice. During the fourth quarter of 2012, we will review our estimate of loss emergence to determine what changes should be made to our credit loss reserve estimate which is expected to result in an increase to our credit loss reserves in the fourth quarter of 2012 in an amount that is not expected to exceed 10 percent of our total credit loss reserves at September 30, 2012.

We are currently evaluating recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances. Based on our current analysis, we estimate that this guidance could result in approximately $800 million of receivables discharged under Chapter 7 bankruptcy and not re-affirmed being included in TDR Loan balances beginning in the fourth quarter of 2012. Of this amount, we estimate approximately 60 percent would be reserved for using a discounted cash flow analysis which generally results in a higher reserve requirement than that established using a roll rate migration analysis. The remainder of the receivables which would be classified as TDR Loans beginning in the fourth quarter are currently carried at the lower of amortized cost or fair value of the collateral less cost to sell and as a result, there would be no change in the reserves associated with these receivables.

HSBC Finance Corporation

The table below sets forth credit loss reserves for the periods indicated. The transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed. Credit loss reserves and the related reserve ratios at September 30, 2012 and June 30, 2012 in the table below are only associated with real estate secured receivables held for investment which creates a lack of comparability between credit loss reserves and the related reserve ratios at December 31, 2011.

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Credit loss reserves(1)	$4,429	$4,608	$5,952
Reserves as a percent of:
Receivables(2)(4)	13.04%	13.18%	12.42%
Net charge-offs(3)	237.6	281.0	164.6
Two-months-and-over contractual delinquency(2)(4)	70.0	74.9	69.3
Nonaccrual receivables(2)(4)	153.9	181.7	86.6

(1)

At September 30, 2012, June 30, 2012 and December 31, 2011, credit loss reserves include $83 million, $82 million and $425 million, respectively, related to receivables which are carried at the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior valuation of the property.

(2)

These ratios are significantly impacted in all periods by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented. As discussed above, the substantial majority of these receivables at June 30, 2012 along with our entire personal non-credit card receivable portfolio were reclassified to held for sale in the second quarter of 2012 and, therefore, are no longer included in these amounts as of September 30, 2012 and June 30, 2012. As a result, the credit loss reserve ratios for September 30, 2012 and June 30, 2012 are not comparable to the credit loss reserve ratios at December 31, 2011.

	September 30, 2012	June 30, 2012	December 31, 2011
Reserves as a percentage of:
Receivables	13.53%	13.50%	13.16%
Two-months-and-over contractual delinquency	90.3	90.8	147.5
Nonaccrual receivables	310.9	324.6	251.9

(3)	Reserves as a percent of net charge-offs for the quarter, annualized.

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

Credit loss reserves were lower as compared to June 30, 2012 as we recorded provision for credit losses less than net charge-offs of $179 million during the three months ended September 30, 2012 due to lower receivable levels and, to a lesser extent, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent as well as lower reserve requirements for TDR Loans due to an increase in the percentage of TDR Loans that have been written down to the lower of amortized cost or fair value of the collateral less cost to sell.

As discussed above, credit loss reserves at September 30, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of our real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. Excluding the impact of these receivables held for sale and the associated credit loss reserves to

HSBC Finance Corporation

receivables held for sale as discussed above, credit loss reserves decreased as compared to December 31, 2011 due to lower receivable levels and improved credit quality partially offset by higher reserve requirements for TDR Loans due to higher TDR Loan levels as discussed above and changes in expectations during the second quarter of 2012 in prepayment speeds and yield assumptions used in the discounted cash flow analysis.

At September 30, 2012, 82 percent of our credit loss reserves are associated with TDR Loans held for investment which are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers incurred credit losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves and provisions for credit losses for TDR Loans for the three and nine months ended September 30, 2012 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.

At September 30, 2012, approximately $1.8 billion of our real estate secured receivable portfolio held for investment, has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. In addition, approximately $12.0 billion of real estate secured receivables held for investment which are not carried at the lower of amortized cost or fair value of the collateral less cost to sell are considered TDR Loans which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at September 30, 2012, 41 percent of our real estate secured receivable portfolio held for investment have been written down to the lower of amortized cost or fair value of the collateral less cost to sell or are reserved for using a discounted cash flow analysis.

Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, the reserve ratios for September 30, 2012 and June 30, 2012 are not comparable to the reserve ratios for December 31, 2011 as a result of the transfer of our personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale.

Reserves as a percentage of receivables decreased at September 30, 2012 as compared to June 30, 2012 as the decrease in reserve levels outpaced the decreases in receivables.

Reserves as a percentage of net charge-offs at September 30, 2012 decreased as compared to June 30, 2012 as reserves levels decreased while dollars of net charge-offs increased when excluding dollars of net charge-offs on receivables held for sale from both periods.

Reserves as a percentage of two-months-and-over contractual delinquency for all periods were impacted by real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio in all periods, reserves as a percentage of two-months-and-over contractual delinquency at September 30, 2012 decreased slightly as compared to June 30, 2012 as reserve levels decreased at a slightly faster pace than dollars of delinquency.

Reserves as a percentage of nonaccrual receivables decreased at September 30, 2012 as compared to June 30, 2012 reflecting higher nonaccrual receivable levels driven by higher late stage delinquency for real estate secured receivables reflecting the continuing impact of our earlier temporary suspension of foreclosure activities.

See Note 5, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three and nine months ended September 30, 2012 and 2011.

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

The table below summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). Dollars of delinquency and the delinquency ratio have been impacted by the transfer during the second quarter of 2012 of our entire personal non-credit card receivable portfolio and a pool of certain real estate secured receivables to held for sale as previously discussed which has resulted in these receivables being carried at the lower of amortized cost or fair value. As a result, dollars of delinquency and the delinquency ratios at September 30, 2012 and June 30, 2012 in the table below are not comparable to the amounts presented for December 31, 2011.

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at lower of amortized cost or fair value or fair value of the collateral less cost to sell	$3,929 (1)	$3,710 (1)	$4,843 (1)
Remainder:
Collectively evaluated for impairment	607	682	1,298
Individually evaluated for impairment(2)	1,793	1,757	1,964

Total remainder	2,400	2,439	3,262

Total real estate secured	6,329	6,149	8,105
Personal non-credit card	95	74	486

Total	$6,424	$6,223	$8,591

Delinquency ratio:
Real estate secured:
Receivables carried at lower of amortized cost or fair value of the collateral less cost to sell	77.39%	78.47%	81.57%
Remainder:
Collectively evaluated for impairment	3.01	3.17	5.22
Individually evaluated for impairment	15.08	14.64	16.52

Total remainder	7.48	7.28	8.87

Total real estate secured(3)	17.04	16.08	18.98
Personal non-credit card	2.98	2.12	9.35

Total	15.93%	14.92%	17.93%

(1)

This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $2.1 billion, $1.9 billion and $2.0 billion at September 30, 2012, June 30, 2012 and December 31, 2011, respectively.

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

HSBC Finance Corporation

(3)	The following reflects dollars of contractual delinquency and the delinquency ratio for interest-only, stated income and second lien real estate secured receivables:

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Dollars of contractual delinquency:
Interest-only receivables	$282	$299	$370
Stated income receivables	485	506	590
Second lien receivables	362	371	500
Delinquency ratio:
Interest-only receivables	39.11%	39.81%	38.54%
Stated income receivables	27.19	27.41	27.35
Second lien receivables	9.47	9.24	11.16

Overall dollars of delinquency at September 30, 2012 increased $201 million since June 30, 2012. The increase in dollars of delinquency in our real estate secured receivable portfolio was driven by higher late stage delinquency due to our earlier decision to temporarily suspend foreclosure activities. The increase in late stage delinquency was partially offset by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the continued improvement in economic conditions. Dollars of delinquency increased modestly in our personal non-credit card receivable portfolio as compared to June 30, 2012 reflecting seasonal trends for higher delinquency during the second half of the year, partially offset by the impact of lower receivable levels.

The overall delinquency ratio was 15.93 percent at September 30, 2012 compared to 14.92 percent at June 30, 2012. The delinquency ratio increased as compared to June 30, 2012 as total dollars of delinquency increased reflecting an increase in late stage delinquency driven by our earlier decision to temporarily suspended foreclosure activities, while receivable levels declined.

As discussed above, overall dollars of delinquency and the delinquency ratio at September 30, 2012 are not comparable to December 31, 2011 as a result of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale during the second quarter of 2012. Subsequent to the transfer to receivables held for sale, these receivables are carried at the lower of amortized cost or fair value.

See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged accounts and accounts subject to forbearance and other customer account management tools.

HSBC Finance Corporation

Net Charge-offs of Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at fair value and there are no longer any charge-offs associated with these receivables. As a result, the amounts and ratios as of September 30, 2012 are not comparable to the amounts and ratios as of June 30, 2012 and December 31, 2011.

Three Months Ended(1)	September 30, 2012		June 30, 2012	September 30, 2011
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$471		$607	$724
Personal non-credit card	(5	)(2)	90	137

Total	$466		$697	$861

Net charge-off ratio:
Real estate secured	5.47%		5.99%	6.46%
Personal non-credit card	-	(2)	7.88	9.42

Total	5.42%		6.19%	6.80%

Real estate secured net charge-offs and REO expense as a percent of average real estate secured receivables	5.72%		6.19%	6.80%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average receivables for the quarter.

(2)

While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarter we received recoveries on fully charged-off personal non-credit card receivables that were not transferred to held for sale. These recoveries are reflected in the table above. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio can not be calculated.

Overall dollars of net charge-offs decreased as compared to both the prior quarter and prior year quarter. The decrease reflects, in part, the impact of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale at June 30, 2012 as these receivables are now carried at the lower of amortized cost or fair value and there are no longer any charge-offs associated with these receivables. Assuming these receivables had not been transferred to held for sale and we had continued to record charge-offs, overall dollars of net charge-off would have remained lower as all receivable portfolios were positively impacted by lower receivable levels and lower dollars of delinquency on accounts less than 180 days contractually delinquent in prior periods as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in credit quality. The decrease in dollars of net charge-offs for real estate secured receivables also reflects the impact of fewer accounts migrating to charge-off due to lower receivables and the impact of our earlier temporary suspension of foreclosure activities because once foreclosure is initiated a higher payment is required for an account to be re-aged. As a result, more accounts are receiving re-ages than otherwise would if the accounts were in the process of foreclosure. As we have commenced foreclosures in substantially all states, once we initiate foreclosure proceedings, customers will be required to make higher payments in order to qualify for a re-age. However, it will take time to work through the backlog of loans in each state that have not yet been referred to foreclosure. See “Customer Account Management Policies and Practices” for more information regarding the delinquency treatment of re-aged accounts and other customer account management tools.

The net charge-off ratio decreased 77 basis points and 138 basis points as compared to the prior quarter and prior year quarter, respectively, as the decrease in net charge-off dollars as discussed above outpaced the decrease in average receivable levels.

HSBC Finance Corporation

Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables decreased as compared to both the prior quarter and prior year quarter due to lower dollars of net charge-offs and REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

Nonperforming Assets  Nonperforming assets are summarized in the following table:

	September 30, 2012	June 30, 2012	December 31, 2011
	(dollars are in millions)
Nonaccrual receivable portfolios held for investment(1):
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell(2)	$1,480	$1,142	$4,687
Remainder:
Collectively evaluated for impairment	384	420	773
Individually evaluated for impairment(3)	1,014	974	1,084

Total remainder	1,398	1,394	1,857

Total real estate secured(4)	2,878	2,536	6,544
Personal non-credit card	-	-	330

Total nonaccrual receivables held for investment	2,878	2,536	6,874
Real estate owned	204	229	299
Nonaccrual receivables held for sale	2,387	2,498	-

Total nonperforming assets(5)	$5,469	$5,263	$7,173

Credit loss reserves as a percent of nonaccrual receivables excluding receivables held for sale	153.9%	181.7%	86.6%

(1)

Nonaccrual receivables reflect all loans which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual.

(2)

This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $809 million, $547 million and $1.9 billion at September 30, 2012, June 30, 2012 and December 31, 2011, respectively.

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

(4)	At September 30, 2012, June 30, 2012 and December 31, 2011, nonaccrual second lien real estate secured receivables totaled $275 million, $286 million and $344 million, respectively.

(5)	At both September 30, 2012 and June 30, 2012, nonaccrual receivable held for sale includes $1.2 billion of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual receivables at September 30, 2012 increased as compared to June 30, 2012 primarily due to the impact of higher late stage delinquency for real estate secured receivables reflecting the continuing impact of our earlier temporary suspension of foreclosure activities, partially offset by lower receivable levels and improvements in economic conditions. Nonaccruals at September 30, 2012 and June 30, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and certain real estate secured receivables as receivables held for sale are carried at the lower of amortized cost or fair value.

HSBC Finance Corporation

The following table summarizes TDR Loans and TDR Loans held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above:

	September 30, 2012	June 30, 2012	December 31, 2011
	(in millions)
Real estate secured	$3,054	$2,769	$2,967
Personal non-credit card	60	60	175

Total	$3,114	$2,829	$3,142

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

As a result of the expansion of our modification and re-age programs in response to the marketplace conditions previously described, modification and re-age volumes since January 2007 for real estate secured receivables have increased. Since January 2007, we have cumulatively modified and/or re-aged approximately 383,800 real

HSBC Finance Corporation

estate secured loans (including receivables currently classified as held for sale) with an aggregate outstanding principal balance of $44.4 billion at the time of modification and/or re-age under our foreclosure avoidance programs, which are described below, and a proactive adjustable rate mortgage (“ARM”) reset modification program which ended during the fourth quarter of 2009. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of September 30, 2012	Number of Loans	Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	35%	33%
30- to 59-days delinquent	5	5
60-days or more delinquent	18	23
Paid-in-full	9	9
Charged-off, transferred to real estate owned or sold	33	30

	100%	100%

The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken. A significant portion of our real estate secured receivable portfolio has received multiple accounting management actions and real estate secured receivables included in the table below may have received multiple account management actions. The decrease in dollars of modified and/or re-aged loans at September 30, 2012 and June 30, 2012 as compared to December 31, 2011 reflects the impact of the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card loans to held for sale during the second quarter of 2012 which are now carried at the lower of amortized cost or fair value which reduces the carrying value of these receivables. As a result, the carrying value of these receivables as of September 30, 2012 and June 30, 2012 are not comparable to December 31, 2011.

	Number of Accounts(1)	Outstanding Receivable Balance(1)(4)
	(accounts are in thousands, dollars are in millions)
September 30, 2012:
Collection re-age only	116.5	$9,269
Modification only(2)	11.5	1,107
Modification re-age	106.9	10,863

Total loans modified and/or re-aged(3)	234.9	$21,239

June 30, 2012:
Collection re-age only	116.9	$9,330
Modification only(2)	12.2	1,188
Modification re-age	107.9	11,054

Total loans modified and/or re-aged(3)	237.0	$21,572

December 31, 2011:
Collection re-age only	119.4	$10,129
Modification only(2)	13.6	1,439
Modification re-age	110.2	12,668

Total loans modified and/or re-aged(3)	$243.2	$24,236

(1)	See Note 6, “Receivables,” in our 2011 Form 10-K for additional information describing modified and/or re-aged loans which are accounted for as troubled debt restructurings.

HSBC Finance Corporation

(2)	Includes loans that have been modified under a proactive ARM reset modification program which ended during the fourth quarter of 2009.

(3)	The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged:

	Number of Accounts	Outstanding Receivable Balance
September 30, 2012:
Current or less than 30-days delinquent	62%	65%
30- to 59-days delinquent	8	9
60-days or more delinquent	30	26

	100%	100%

June 30, 2012:
Current or less than 30-days delinquent	63%	66%
30- to 59-days delinquent	8	9
60-days or more delinquent	29	25

	100%	100%

December 31, 2011:
Current or less than 30-days delinquent	61%	61%
30- to 59-days delinquent	10	10
60-days or more delinquent	29	29

	100%	100%

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

The following table provides additional information regarding modified and/or re-aged loans during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in millions)
Balance at beginning of period	$21,572	$24,236
Additions due to an account management action(1)	327	894
Charge-off or receivable pay-down	(651)	(2,427)
Change in lower of amortized cost or fair value on receivables held for sale	(9)	(1,464)

Balance at end of period	$21,239	$21,239

(1)	Includes collection re-age only, modification only, or modification re-ages.

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

Beginning in late 2009 and continuing through 2011, the volume of loans that qualified for a new modification had fallen significantly. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term, the continued seasoning of a liquidating portfolio and, beginning in the second quarter of 2010, the requirement for real estate secured and personal non-credit card borrowers to make two qualifying payments in 60 days before an account will be modified. Modification volumes will also be lower going forward as we are no longer originating real estate secured and personal non-credit card receivables.

We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We have elected not to participate in the

HSBC Finance Corporation

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

The following table summarizes loans modified during the nine months ended September 30, 2012 and 2011 (including receivables currently classified as held for sale), some of which may also have been re-aged:

	Number of Accounts	Outstanding Receivable Balance
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1):
Nine months ended September 30, 2012	15.6	$2.2
Nine months ended September 30, 2011	24.9	3.4

(1)

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

	Quarter Ended
	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	341	341	341	340	343
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	25.7%	25.8%	26.8%	26.2%	27.1%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)

Excludes any modifications on purchased receivable portfolios. Purchased receivable portfolios totaled $1.0 billion, $1.0 billion, $1.0 billion $1.1 billion and $1.1 billion as of September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively.

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

We continue to monitor and track information related to accounts that have been re-aged. At September 30, 2012, approximately 95 percent of all re-aged receivables are real estate secured products. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are

HSBC Finance Corporation

subject to forbearance, an external debt management plan, modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.

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

The following tables provide information about re-aged receivables and receivables held for sale and includes both Collection Re-ages and Modification Re-ages, as discussed above.

Re-age Table(1)(2)

	September 30, 2012	June 30, 2012	December 31, 2011
Never re-aged	48.3%	49.1%	50.0%
Re-aged:
Re-aged in the last 6 months	9.7	9.9	9.5
Re-aged in the last 7-12 months	10.2	9.3	12.1
Previously re-aged beyond 12 months	31.8	31.7	28.4

Total ever re-aged	51.7	50.9	50.0

Total	100.0%	100.0%	100.0%

Re-aged by Product(1)(2)

	September 30, 2012(3)		June 30, 2012(3)		December 31, 2011
	(dollars are in millions)
Real estate secured	$19,715	53.1%	$19,992	52.3%	$22,080	51.7%
Personal non-credit card	1,126	35.4	1,233	35.5	1,874	36.1

Total	$20,841	51.7%	$21,225	50.9%	$23,954	50.0%

(1)

The outstanding balance included in this table reflects the principal amount outstanding on the loan net of unearned income, unamortized deferred fees and costs on originated loans, purchase accounting fair value adjustments and premiums or discounts on purchased loans as well as net of any charge-off recorded in accordance with our existing charge-off policies as well as lower of amortized cost or fair value adjustments recorded on receivables held for sale.

(2)

The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At September 30, 2012, June 30, 2012 and December 31, 2011, the unpaid principal balance of re-ages without receipt of a payment totaled $770 million, $772 million and $783 million, respectively.

(3)

Dollars of re-aged products as of September 30, 2012 and June 30, 2012 include the impact of the transfer during the second quarter of 2012 of certain real estate secured receivables and our entire portfolio of personal non-credit card loans to held for sale which are now carried at the lower of amortized cost or fair value which reduces the carrying value of these receivables. As a result, these balances are not comparable to December 31, 2011.

The overall decrease in dollars of re-aged loans during the first nine months of 2012 reflects the lower receivable levels as discussed above. At September 30, 2012, June 30, 2012 and December 31, 2011, $5.2 billion (25 percent of total re-aged loans in the Re-age Table), $5.0 billion (24 percent of total re-aged loans in the Re-age Table) and $6.9 billion (29 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.

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

Due to affiliates totaled $7.8 billion and $8.3 billion at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 22 percent and 18 percent of our total debt and preferred stock funding, respectively.

We have a $1.5 billion uncommitted secured credit facility from HSBC Bank USA and a $2.0 billion committed credit facility and a $4.0 billion uncommitted credit facility from HSBC USA Inc. At September 30, 2012 and December 31, 2011, there were no balances outstanding under these facilities. Additionally, we have committed back-up lines of credit with HSBC affiliates supporting our commercial paper program as discussed more fully below.

We have derivative contracts with a notional value of $27.5 billion, or approximately 100 percent of total derivative contracts, outstanding with HSBC affiliates at September 30, 2012 and $40.4 billion, or approximately 99 percent at December 31, 2011.

Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $1.4 billion and $1.1 billion at September 30, 2012 and December 31, 2011, respectively. Securities purchased under agreements to resell totaled $900 million and $920 million at September 30, 2012 and December 31, 2011, respectively. Interest bearing deposits with banks and securities purchased under agreements to resell increased as compared to December 31, 2011 primarily as a result of the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios and the sale of REO properties, partially offset by a requirement during the first nine months of 2012 to post collateral under our derivative agreements. As of September 30, 2012, the majority of the consideration received from the sale of our Card and Retail Services business on May 1, 2012 has been used for debt maturities.

Commercial paper  totaled $79 million and $4.0 billion at September 30, 2012 and December 31, 2011, respectively. Included in this total was outstanding Euro commercial paper sold to customers of HSBC of $1 million and $365 million at September 30, 2012 and December 31, 2011, respectively. Commercial paper balances decreased as compared to December 31, 2011 as we ceased new commercial paper issuances during the second quarter of 2012 and began reducing commercial paper balances. The wind-down of our commercial paper program will be completed prior to December 31, 2012. Our funding strategies are structured such that committed bank credit facilities exceed 100 percent of outstanding commercial paper. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans, sourced through HSBC USA Inc., or through direct support from HSBC and its affiliates.

At September 30, 2012, we have a third-party back-up line of credit totaling $2.0 billion which will expire in April 2014. At December 31, 2011, we had third-party back-up lines of credit totaling $4.0 billion of which $2.0 billion expired in April 2012 and was not renewed. This reduction is consistent with the on-going wind-down of our

HSBC Finance Corporation

commercial paper program and we do not expect that it will have a significant impact on our availability of short term funding. At September 30, 2012 and December 31, 2011, we also have credit facilities totaling $900 million and $2.0 billion, respectively, with HSBC affiliates to support our commercial paper program. In October 2012, one credit facility totaling $400 million was terminated and the availability under another credit facility was reduced to $100 million. As we continue to wind-down our commercial paper program, we are also evaluating and may eliminate some of our other third-party or related party back-up lines which had previously supported our commercial paper program.

Long-term debt  decreased to $30.2 billion at September 30, 2012 from $39.8 billion at December 31, 2011. The following table summarizes issuances and repayments of long-term debt for continuing operations during the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30,	2012	2011
	(in millions)
Long-term debt issued	$-	$245
Long-term debt retired	(9,472)	(10,488)

Net long-term debt retired	$(9,472)	$(10,243)

Secured financings of $3.0 billion at September 30, 2012 are secured by $5.0 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.

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

Common Equity  During the first nine months of 2012, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC’s continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.

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

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	September 30, 2012	December 31, 2011
Tangible common equity to tangible assets(1)	10.21%	7.11%
Common and preferred equity to total assets	13.47	10.90

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

Commitments  We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At September 30, 2012 and December 31, 2011, we had $524 million and $535 million of open consumer lines of credit, respectively, including accounts associated with receivables held for sale.

2012 Funding Strategy  Our current range of estimates for funding needs and sources for 2012 are summarized in the table that follows.

	Actual January 1 through September 30, 2012	Estimated October 1 through December 31, 2012			Estimated Full Year 2012
	(in billions)
Funding needs:
Net commercial paper maturities and paydowns	$4	$0	–	0	$4	–	4
Term debt maturities	10	2	–	3	12	–	13
Secured financing maturities	1	0	–	0	1	–	1

Total funding needs	$15	$2	–	3	$17	–	18

Funding sources:
Net asset attrition(1)	$2	$1	–	2	$3	–	4
Liquidation of short-term investments	(1)	1	–	1	0	–	0
Asset sales and transfers	12	0	–	0	12	–	12
HSBC and HSBC subsidiaries, including capital infusions	1	0	–	0	1	–	1
Other(2)	1	0	–	0	1	–	1

Total funding sources	$15	$2	–	3	$17	–	18

(1)	Net of receivable charge-off.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.

During the first nine months of 2012, the sale of the Card and Retail Services business and continued portfolio attrition have been key sources of liquidity. The combination of the proceeds from the sale of our Card and Retail Services business, cash generated from operations and borrowings from HSBC or its subsidiaries is expected to generate the liquidity necessary to meet our maturing debt obligations for the remainder of 2012.

HSBC Finance Corporation

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the nine months ended September 30, 2012 should not be considered indicative of the results for any future period.

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

HSBC Finance Corporation

Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants’ assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. As of September 30, 2012 and December 31, 2011, we had no Level 3 assets in our continuing operations recorded at fair value on either a recurring or non-recurring basis.

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

Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 or 2011.

Transfers Between Level 2 and Level 3 Measurements  Assets recorded at fair value on a recurring basis at September 30, 2012 and December 31, 2011 which have been classified as using Level 3 measurements include certain U.S. corporate debt securities, mortgage-backed securities and at December 31, 2011, foreign corporate debt securities. Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.

We did not have any transfer into or out of Level 3 classifications in our continuing operations during the three and nine months ended September 30, 2012 and 2011. There were no available-for-sale securities for continuing operations reported as Level 3 at September 30, 2012 and December 31, 2011, respectively.

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

HSBC Finance Corporation

an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.

Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with non-affiliated and affiliated parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. The fair value of our agreements with a non-affiliate counterparty required the non-affiliate to provide us with collateral of $7 million at September 30, 2012, all of which was received in cash. At December 31, 2011, the fair value of our agreements with a non-affiliate counterparty required us to provide collateral to the non- affiliate of $10 million, all of which was paid in cash. The fair value of our agreements with an affiliate counterparty required us to provide collateral to the affiliate of $183 million at September 30, 2012, all of which was paid in cash. At December 31, 2011, the fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral of $584 million to us, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

There have been no significant changes in our approach to credit risk management since December 31, 2011.

Liquidity Risk Management  Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolios, including the proceeds of receivables held for sale, coupled with the sale of our Card and Retail Services business on May 1, 2012 as previously discussed will be the primary driver of our liquidity management process going forward. However, lower cash flow, as a result of declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs, will not provide sufficient cash to fully cover maturing debt over the next four to five years. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Further, we currently expect a significant shift in our short-term funding sources as we continue the wind-down of our commercial paper program. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans, sourced through HSBC USA Inc., or through direct support from HSBC and its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital considerations, our intent may change and a portion of this required funding could be generated through additional selected receivable portfolio sales in our run-off portfolios.

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

The following summarizes our credit ratings at September 30, 2012 and December 31, 2011:

	Standard Poor’s Corporation	Moody’s Investor Service	Fitch Ratings
As of September 30, 2012:
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

As of September 30, 2012, there were no other pending actions in terms of changes to ratings for HSBC Finance Corporation from any of the rating agencies listed above.

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

Interest Rate Risk Management  HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At September 30, 2012 and December 31, 2011, our absolute PVBP limit was $3.50 million and $5.50 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at September 30, 2012 and December 31, 2011 dictated that the value of the balance sheet could not increase or decrease by more than $3.50 million and $5.50 million, respectively.

HSBC Finance Corporation

The following table shows the components of our absolute PVBP position at September 30, 2012 and December 31, 2011 broken down by currency risk:

	September 30, 2012	December 31, 2011
	(in millions)
USD	$.884	$1.679
Other	.010	.151

Absolute PVBP risk	$.894	$1.830

The decrease since December 31, 2011 reflects changes in cash flow projections relating to our real estate secured receivable portfolio.

We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2012 and 2011 a declining balance sheet and the current interest rate risk profile. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The estimates at December 31, 2011 have been adjusted to reflect the impact of the Capital One transaction previously discussed with balances reduced at the sale date and the associated impact of that reduction is included in these estimates. The following table summarizes such estimated impact:

	September 30, 2012	December 31, 2011
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$(14)	$27
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	8	(20)

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

HSBC Finance Corporation

Reputational Risk Management  There has been no significant change in our approach to reputational risk management since December 31, 2011.

Strategic Risk Management  There has been no significant change in our approach to strategic risk management since December 31, 2011.

HSBC Finance Corporation

RECONCILIATIONS OF NON-U.S. GAAP FINANCIAL MEASURES TO U.S. GAAP FINANCIAL MEASURES

	September 30, 2012	December 31, 2011
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$4,828	$5,351
Exclude:
Fair value option adjustment	(273)	(755)
Unrealized (gains) losses on cash flow hedging instruments	410	494
Postretirement benefit plan adjustments, net of tax	10	11
Unrealized (gains) losses on investments	(124)	(102)
Intangible assets	-	(514)

Tangible common equity	$4,851	$4,485

Tangible shareholders’ equity:
Tangible common equity	$4,851	$4,485
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000

Tangible shareholders’ equity	$7,426	$7,060

Tangible assets:
Total assets	$47,525	$63,567
Exclude:
Intangible assets	-	(514)
Derivative financial assets	(10)	-

Tangible assets	$47,515	$63,053

Equity ratios:
Common and preferred equity to total assets	13.47%	10.90%
Tangible common equity to tangible assets	10.21	7.11
Tangible shareholders’ equity to tangible assets	15.63	11.20

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

Changes in Internal Control Over Financial Reporting  There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 16, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 62 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 1A.    Risk factors

For a discussion of risk factors affecting the Company, see Part I, Item 1A. Risk Factors, on pages 14 – 21 of our 2011 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors on pages 117 – 118 of our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2012 filed with the U.S. Securities and Exchange Commission. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices 109

Assets:

            by business segment 49

            fair value of financial assets 56

            fair value measurements 54

            nonperforming 22, 108

Balance sheet (consolidated) 5

Basel II 80

Basis of reporting 81

Business:

            consolidated performance review 74

            focus 71

Capital:

            2012 funding strategy 117

            common equity movements 116

            consolidated statement of changes 6

            selected capital ratios 117

Cash flow (consolidated) 7

Cautionary statement regarding forward-looking

            statements 69

Compliance risk 122

Consumer business segment 48, 98

Controls and procedures 125

Credit quality 101

Credit risk:

            concentration 23

            management 119

Current environment 69

Deferred tax assets 39

Derivatives:

            cash flow hedges 32

            fair value hedges 31

            income (expense) 94

            non-qualifying hedges 33

            notional value 34

Discontinued operations 10

Equity:

            consolidated statement of changes 6

            ratios 117

Equity securities available-for-sale 14

Estimates and assumptions 9

Executive overview 69

Fair value measurements:

            assets and liabilities recorded at fair value on a

                recurring basis 57

            assets and liabilities recorded at fair value on a

                non-recurring basis 59

            fair value adjustments 54

            financial instruments 56

            hierarchy 118

            transfers into/out of level one and

                two 58, 119

            transfers into/out of level two and

                three 58, 119

            valuation control framework 55

            valuation techniques 60

Financial highlights metrics 78

Financial liabilities:

            designated at fair value 35, 57

            fair value of financial liabilities 56, 57

Forward looking statements 69

Funding 79, 115

Gain (loss) on debt designated at fair value and

    related derivatives 35, 95

Geographic concentration of receivables 23

Impairment:

            available-for-sale securities 15

            credit losses 24, 75, 92

            nonaccrual receivables 18, 108

            nonperforming assets 22, 108

Income tax expense 37

Interest income:

            net interest income 90

            sensitivity 122

Interest rate risk 121

Internal control 125

Key performance indicators 78

Legal proceedings 62, 125

Liabilities:

            commercial paper 115

            commitments 117

            financial liabilities designated at

                fair value 35, 57

            lines of credit 115

            long-term debt 116

Liquidity and capital resources 115

Liquidity risk 120

Litigation and regulatory matters 62, 125

Loans and advances — see Receivables

Loan impairment charges — see Provision for

             credit losses

Market risk 121

Mortgage lending products 17, 86

Net interest income 90

New accounting pronouncements 67

Operating expenses 96

Operational risk 122

HSBC Finance Corporation

Other revenues 94

Pension and other postretirement benefits 42

Performance, developments and trends 74

Profit (loss) before tax:

            by segment — IFRSs 49

            consolidated 3

Provision for credit losses 24, 75, 92

Ratios:

            capital 117

            charge-off (net) 107

            credit loss reserve related 103

            delinquency 105

            earnings to fixed charges — Exhibit 12

            efficiency 78, 97

            financial 78

Re-aged receivables 114

Real estate owned 88

Receivables:

            by category 17, 86

            by charge-off (net) 107

            by delinquency 105

            geographic concentration 23

            held for sale 26

            modified and/or re-aged 110

            nonaccrual 18, 108

            overall review 86

            risk concentration 23

            troubled debt restructures 19, 77, 104

Reconciliation of Non-U.S. GAAP financial measures

            to U.S. GAAP financial measures 124

Reconciliation of U.S. GAAP results to IFRSs 82

Refreshed loan-to-value 87

Related party transactions 43

Reputational risk 123

Results of operations 90

Risk elements in the loan portfolio by product 23

Risk factors 125

Risk management:

            credit 119

            compliance 122

            interest rate 121

            liquidity 120

            market 121

            operational 122

            reputational 123

            strategic 123

Securities:

            fair value 14, 57

            maturity analysis 16

Segment results — IFRSs basis:

            consumer 48, 98

            “All Other” grouping 49

            overall summary 48, 97

Selected financial data 78

Sensitivity:

            projected net interest income 122

Statement of cash flows 7

Statement of comprehensive income (loss) 4

Statement of changes in shareholders’ equity 6

Statement of income (loss) 3

Strategic initiatives and focus 10, 71

Strategic risk 123

Table of contents 2

Tangible common equity to tangible managed

            assets 117

Tax expense 37

Troubled debt restructures 19, 77, 104

Variable interest entities 53

HSBC Finance Corporation

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HSBC FINANCE CORPORATION (Registrant)

/s/ MICHAEL A. REEVES
Michael A. Reeves Executive Vice President and Chief Financial Officer

Date: November 5, 2012

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

(1)

Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

(2)

As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.