Form 10-K
period 2012-12-31
HSBC Finance Corp
filed 2013-03-04
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of February 28, 2013, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.
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

HSBC North America Operations
HSBC North America is the holding company for HSBC’s operations in the United States. The principal subsidiaries of HSBC North America at December 31, 2012 were HSBC Finance Corporation, HSBC USA Inc. (“HUSI”), a U.S. bank holding company, HSBC Markets (USA) Inc., a holding company for certain global banking and markets subsidiaries, and HSBC Technology & Services (USA) Inc. (“HTSU”), a provider of information technology and centralized operational and support services including human resources, tax, finance, compliance, legal, corporate affairs and other services shared among the subsidiaries of HSBC North America. HUSI’s principal U.S. banking subsidiary is HSBC Bank USA, National Association (together with its subsidiaries, “HSBC Bank USA”). Under the oversight of HSBC North America, HSBC Finance Corporation works with its affiliates to maximize opportunities and efficiencies in HSBC’s operations in the United States. These affiliates do so by providing each other with, among other things, alternative sources of liquidity to fund operations and expertise in specialized corporate functions and services. This has historically been demonstrated by purchases and sales of receivables between HSBC Bank USA and HSBC Finance Corporation and a pooling of resources within HTSU to provide shared, allocated support functions to all HSBC North America subsidiaries. In addition, clients of HSBC Bank USA and other affiliates are investors in HSBC Finance Corporation’s debt and preferred securities, providing significant sources of liquidity and capital to HSBC Finance Corporation. HSBC Securities (USA) Inc., a Delaware corporation, registered broker dealer and a subsidiary of HSBC Markets (USA) Inc., historically led or participated as underwriter of domestic issuances of HSBC Finance Corporation’s term debt and asset-backed securities. While HSBC Finance Corporation has not received advantaged pricing, underwriting fees and commissions paid to HSBC Securities (USA) Inc. historically have benefited HSBC as a whole.

HSBC Finance Corporation Operations
HSBC Finance Corporation's subsidiaries historically provided lending products to consumers in the United States. HSBC Finance Corporation has historically been the principal fund raising vehicle for the operations of its subsidiaries. Our lending products included real estate secured, personal non-credit card, auto finance receivables, credit card and private label credit card, and tax refund anticipation loans and related products, all of which we no longer originate. In September 2012, we announced we had entered into an agreement to sell our Insurance operations and upon completion of that sale, as discussed below, substantially all of our remaining operations will be in run-off.
Through June 30, 2011, we reported the results of our operations in two reportable segments: Card and Retail Services and Consumer. These segments were managed separately and were characterized by different middle-market consumer lending products, originations processes and locations. As a result of our entering into an agreement to sell our Card and Retail Services business in August 2011, we began reporting these operations as discontinued operations in the third quarter of 2011. Because our segment results are reported on a continuing operations basis, we have one remaining reportable segment: Consumer.
As discussed more fully under “Discontinued Operations” below and in Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements, our Insurance, Card and Retail Services, Auto Finance, Taxpayer Financial Services and Commercial businesses are reported as discontinued operations and are not included in our segment presentation.
Information about businesses or functions that fall below the segment reporting quantitative threshold tests, such as certain corporate and treasury activities, are included under the “All Other” caption within our segment disclosure. With the sale of our Card and Retail Services business completed on May 1, 2012 and upon the completion of the sale of our Insurance business as more fully discussed in Note 3, "Discontinued Operations," in the accompanying consolidated financial statements, our corporate and treasury

HSBC Finance Corporation

activities will solely be supporting our Consumer segment. As a result, beginning in 2013 we will report these activities within the Consumer Segment and no longer report an "All Other" caption within segment reporting.
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). As a result, our segment results are presented on an IFRSs basis (a non-U.S. GAAP financial measure) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs basis. However, we continue to monitor capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. For additional financial information relating to our business and reportable segment, as well as a summary of the significant differences between U.S. GAAP and IFRSs as they impact our results, see Note 19, “Business Segments” in the accompanying consolidated financial statements.
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
At December 31, 2012, our Consumer Lending and Mortgage Servicing businesses had real estate secured receivables with a carrying value of $36.0 billion, of which $3.0 billion are classified as held for sale. Approximately 87 percent of these real estate secured receivables are fixed rate loans and 90 percent are in a first lien position. Additionally, our Consumer Lending business had personal non-credit card receivables with a carrying value of $3.2 billion at December 31, 2012, all of which are classified as held for sale. Our Consumer Lending and Mortgage Servicing businesses had approximately 900,000 active customer accounts at December 31, 2012.

HSBC Finance Corporation

Loss Before Income Tax Expense from Continuing Operations – Significant Trends  Loss from continuing operations before income tax expense, and changes in various trends and activity affecting operations between years, are summarized in the following table.

Year Ended December 31,	2012	2011	2010
	(in millions)
Loss from continuing operations before income tax from prior year	$(3,757)	$(4,002)	$(8,789)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(130)	(260)	(495)
Provision for credit losses, excluding in 2012 the credit component of the lower of amortized cost or fair value adjustment on receivables transferred to held for sale and in 2011 the impact of adopting new Accounting Standards update for TDR Loans	2,306	1,853	2,558
Impact of adopting new Accounting Standards Update for TDR Loans	—	(925)	—
Mark-to-market on derivatives which do not qualify as effective hedges	952	(916)	(675)
Gain (loss) on debt designated at fair value and related derivatives	(1,613)	423	2,866
Initial lower of amortized cost or fair value adjustment on receivables transferred to held for sale, including credit component recorded in the provision for credit losses	(1,659)	—	—
Salaries and employee benefits	(25)	76	397
REO expenses	116	68	(75)
Goodwill and intangible asset impairment charges	—	—	274
All other activity(1)	(1)	(74)	(63)
	(54)	245	4,787
Loss from continuing operations before income tax for current year	$(3,811)	$(3,757)	$(4,002)

(1)	Reflects other activity for other revenues and operating expenses.
For additional discussion regarding changes in the components of income and expense, see the caption “Results of Operations” in the MD&A section of this Form 10-K.
Discontinued Operations
Insurance Our Insurance business designs and distributes credit life, unemployment, accidental death and disability, whole life, annuities, disability and a variety of other specialty protection products to our customers and the customers of affiliated financial institutions, such as HSBC Bank USA and HSBC Bank Canada. Such products currently are offered throughout the United States and Canada to customers based upon their particular needs. The Insurance business has approximately 300,000 customers, which includes customers of our Consumer and Mortgage Lending ("CML") business and of our affiliated financial institutions. Insurance distributed to our customers is directly written or assumed by one or more of our subsidiaries. Historically, our Insurance business has also designed and distributed term life insurance. In light of the ongoing review of the Insurance business, we decided in 2011 to cease issuing new term life insurance in the United States effective January 2012.
In September 2012, we announced we had entered into an agreement to sell our Insurance operations to Enstar Group Ltd (“Enstar”) for $181 million in cash, to be adjusted to reflect the actuarial value and capital of these operations at the date of closing, which is anticipated to be by the end of the first quarter of 2013, subject to regulatory approval. See the “2012 Events” section of Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 3, “Discontinued Operations,” in the accompanying consolidated financial statements for further details of this pending sale.
Card and Retail Services  On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HUSI and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”). In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for

HSBC Finance Corporation

a period of time. The majority of the employees in our Card and Retail Services business transferred to Capital One. Our Card and Retail Services business is reported in discontinued operations.
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

Funding
Our primary sources of funding in 2012 were proceeds from the sale of our Cards and Retail Services business, cash generated from operations including balance sheet attrition and loans from HSBC affiliates. During the first quarter of 2012, we made a decision to wind-down our commercial paper program. During the second quarter of 2012, we ceased new commercial paper issuances and completed the wind-down of our commercial paper program prior to December 31, 2012. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as discussed above. Any required funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc., or through direct support from HSBC or its affiliates.
A detailed description of our sources of funding of our operations is set forth in the “Liquidity and Capital Resources” section of the MD&A.
We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholders.

Employees and Customers
At December 31, 2012, we had approximately 2,537 employees. Approximately 3,670 employees transferred to Capital One in connection with the completion of the sale of our Card and Retail Services business on May 1, 2012.
At December 31, 2012, we had approximately 900,000 accounts for customers. Consumers residing in the State of California accounted for 9 percent of our consumer receivables for continuing operations. We also have significant concentrations of consumer receivables for continuing operations customers in California (9 percent), New York (7 percent), Florida (6 percent), Pennsylvania (6 percent), Ohio (6 percent) and Virginia (5 percent).

Regulation and Competition
Regulation
Consumer Regulation  Our businesses operate in a highly regulated environment. In addition to the establishment of the Consumer Financial Protection Bureau (the"CFPB") and the other consumer related provisions of the "Dodd-Frank Wall Street Reform and Consumer Protection Act" ("Dodd-Frank") described below, our businesses are subject to laws relating to consumer protection including, without limitation, fair lending, fair debt collection practices, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems with the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating servicing

HSBC Finance Corporation

activities. We are also subject to certain regulations and legislation that limit operations in certain jurisdictions. For example, limitations may be placed on the amount of interest or fees that may be charged on a loan, the amount that may be borrowed, the types of actions that may be taken to collect or foreclose upon delinquent loans or the information about a customer that may be shared. For consumer loans still being serviced by HSBC Finance Corporation, certain consumer finance subsidiaries and affiliated entities assisting with this servicing are generally licensed by state regulatory bodies in the jurisdictions in which they operate. Such licenses have limited terms but are renewable, and are revocable for cause. Failure to comply with these laws and regulations may limit the ability of our licensed entities to collect or enforce loan agreements made with consumers and may cause these subsidiaries to be liable for damages and penalties.
Due to the turmoil in the mortgage lending markets, there has also been a significant amount of federal and state legislative and regulatory focus on this industry. Increased regulatory oversight over residential mortgage lenders has occurred, including through state and federal examinations and periodic inquiries from State Attorneys General for information. Several regulators, legislators and other governmental bodies have promoted particular views of appropriate or “model” loan modification programs, suitable loan products and foreclosure and loss mitigation practices. We have developed a modification program that employs procedures which we believe are most responsive to our customers' needs and continue to enhance and refine these practices as other programs are announced, and we evaluate the results of our customer assistance efforts. We continue to be active in various home preservation initiatives through participation at local events sponsored by public officials, community leaders and consumer advocates.
In April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into a consent cease and desist order with the Federal Reserve Board (the “Federal Reserve”) (the “Federal Reserve Servicing Consent Order”), and our affiliate, HSBC Bank USA, entered into a similar consent order with the OCC (together with the Federal Reserve Servicing Consent Order, the “Servicing Consent Orders”) following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million, which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. See “Executive Overview” in the MD&A and Note 23, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
Banking Institutions  As discussed in previous filings, HSBC North America is required to implement Basel II's advanced internal ratings based approach for credit risk and its advanced measurement approach for operational risk (taken together, the “Advanced Approaches”) as they are being implemented in the United States in accordance with current supervisory and regulatory timelines. While we will not report separately under the new rules, the composition of our balance sheet will continue to have a significant impact on HSBC North America’s overall regulatory capital requirement. Adoption of the advanced approach requires the approval of U.S. regulators and encompasses enhancements to a number of risk policies, processes and systems to align with the Basel II requirements. It is uncertain as to when HSBC North America will receive approval to adopt the Advanced Approaches from the Federal Reserve Board, its primary regulator. HSBC North America has integrated Basel II into its management reporting and decision making processes.
In response to Section 171 of Dodd-Frank, the U.S. banking regulators adopted a final rule in 2011 to replace the transitional floors in the U.S. regulators' Basel II approaches with a permanent capital floor equal to the risk-based capital requirements under the U.S. regulators' Basel I risk-based capital guidelines. As a result, U.S. Advanced Approaches banking organizations will be required to calculate their risk-based capital ratios under both the regulators' general risk-based capital rules and Basel II-based Advanced Approaches. Advanced Approaches banking organizations will continue to use the current Basel I risk-based capital guidelines for purposes of the capital floor until January 1, 2015, when the Standardized Approach, discussed below, is proposed to take effect as the general risk-based capital guidelines for banking organizations not mandatorily subject to the Advanced Approaches.
In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as Basel III, which presents details of a bank capital and liquidity reform program to address both firm-specific and broader, systemic risks to the banking sector. Three notices of proposed rulemaking (“NPRs”), released by the U.S. banking regulators in June 2012, would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the U.S. banking regulators' Basel I risk-based capital

HSBC Finance Corporation

guidelines - referred to in the NPRs as the “Standardized Approach” - to make them more risk sensitive. Comments on the NPRs were due October 22, 2012. As proposed by the NPRs, the implementation of Basel III was to become effective January 1, 2013, with phase-in periods (to January 1, 2019) that are consistent with the Basel III framework. As proposed, the new risk-weight categories in the Standardized Approach will not become effective until January 1, 2015. As a result of the large number of detailed comments received on the NPR, the U.S. regulators announced that the new capital proposal would not take effect on January 1, 2013, as proposed. However, the Federal Reserve stated in its capital plan guidance that it expects bank holding companies subject to the guidance (including HSBC North America) to achieve, readily and without difficulty, the ratios required by the Basel III framework as it would come into effect in the United States. In this regard, the Federal Reserve stated that bank holding companies that meet the minimum ratio requirement during the Basel III transition period but remain below the 7 percent tier 1 common equity target (minimum plus capital conservation buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the conservation buffer under the time-frame described in the Basel III NPR.
In June 2012, U.S. regulators issued final rule, known in the industry as Basel 2.5, that would change the US regulatory market risk capital rules to better capture positions for which the market risk capital rules are appropriate, reduce procyclicality, enhance the sensitivity to risks that are not adequately captured under current methodologies and increase transparency through enhanced disclosures. This final rule became effective January 1, 2013. We estimate that this rule will add up to 10 percent to our December 31, 2012 Basel I risk-weighted asset levels.
The NPRs, consistent with the Basel III capital proposals, will require banks to hold more capital and a higher quality of capital over a phase-in period from 2013 to 2019. Under Basel III and the NPRs, when fully phased in on January 1, 2019, HSBC North America would be required to maintain minimum risk-based capital ratios (exclusive of any capital surcharge for large, global systemically important banks (“G-SIB”) or domestically systemically important banks ("D-SIBs")) as follows:

	Common Equity Tier 1	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Plus: Capital conservation buffer requirement	2.5	2.5	2.5
Effective minimum ratio	7.0	8.5	10.5
HSBC North America anticipates meeting these requirements well in advance of their formal introduction. In addition, however, and subject to national discretion by the respective regulatory authorities, a countercyclical capital buffer of up to 2.5 percent (to be phased in, if applicable, beginning on January 1, 2016), consisting of common equity could also be required to be built up by banking organizations in periods of excess credit growth compared to GDP growth. Further, under Basel III and the NPRs, certain capital instruments may no longer qualify as regulatory capital. Such instruments will generally be subject to a 10-year phase-out period.
Under the NPRs, all banking organizations will continue to be subject to the U.S. regulators' existing minimum leverage ratio of 4.0 percent (calculated as the ratio of Tier 1 Capital to average consolidated assets as reflected on the banking organization's consolidated financial statements, net of amounts deducted from capital). Additionally, Advanced Approaches banking organizations would become subject to a supplementary leverage ratio commencing January 1, 2015, with full implementation on January 1, 2018. The supplementary leverage ratio would have a minimum of 3 percent (calculated as the ratio of Tier 1 Capital to average balance sheet exposures plus certain average off-balance sheet exposures).
Further increases in regulatory capital may be required in response to HSBC North America’s implementation of Basel III. The exact amount, however, will depend upon our prevailing risk profile and that of our HSBC North America affiliates under various stress scenarios.
In January 2013, the Basel Committee issued revised Basel III liquidity rules and HSBC North America is also in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio (“LCR”), designed to be a short-term measure to ensure banks have sufficient high-quality liquid assets to survive a significant stress scenario lasting 30 days, and the net stable funding ratio (“NSFR”), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards by 2015 and 2018, respectively. We anticipate a formal NPR will be issued in 2013 with an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and the U.S. banking regulators may make further changes. We anticipate meeting these requirements prior to their formal introduction. HSBC Finance Corporation may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. We are unable at this time, however, to determine the extent of changes HSBC Finance Corporation will need to make to its liquidity position, if any.

HSBC Finance Corporation

In December 2012, the Federal Reserve proposed an enhanced framework for the supervision of the U.S. operations of non-U.S. banks. The proposal would require certain large non-U.S. banks with significant operations in the United States to establish a single intermediate holding company to hold all of their U.S. bank and nonbank subsidiaries. The intermediate holding company would be subject to risk-based capital requirements, stress testing requirements, caps on single-counterparty exposures, enhanced risk management standards and enhanced governance and stress testing requirements for liquidity management, as well as other prudential standards. Building on prior regulatory guidance, a review by its Board of Directors would be formally required for many aspects of liquidity management. It further builds on concepts introduced by the U.S. regulators and bridges those principles to Basel III liquidity requirements. In addition, the intermediate holding company would also become subject to an early remediation regime with corrective measures of increasing severity triggered by capital, leverage, stress tests, liquidity and risk management, and market indicators. Under the proposal, these requirements would become effective on July 1, 2015. As described above, HSBC currently operates in the United States through such a structure (i.e., HSBC North America), and we do not expect the Federal Reserve's proposal to have a significant impact on our U.S. operations.
HSBC North America and HSBC Finance Corporation also continue to support the HSBC implementation of the Basel III framework, as adopted by the FSA. We supply data regarding credit risk, operational risk and market risk to support HSBC’s regulatory capital and risk weighted asset calculations. Revised FSA capital adequacy rules for HSBC became effective January 1, 2008.
In November 2011, the Federal Reserve issued final rules (the “Capital Plan Rules”) requiring U.S. bank holding companies with total consolidated assets of $50 billion or more to submit annual capital plans for review. Under the Capital Plan Rules, the Federal Reserve will annually evaluate bank holding companies’ capital adequacy, internal capital adequacy assessment processes, and plans to make capital distributions, and will approve capital distributions only for companies whose capital plans have been approved and are able to demonstrate sufficient financial strength after making the capital distributions. U.S. regulators have also issued final regulations on stress testing, which would apply in conjunction with the capital planning regulations.
Our credit card banking subsidiary, HSBC Bank Nevada, is a federally chartered 'credit card bank' and a member of the Federal Reserve System. HSBC Bank Nevada is subject to regulation, supervision and examination by the OCC. HSBC Bank Nevada, like other Federal Deposit Insurance Corporation (“FDIC”)-insured banks, currently is required to pay assessments to the FDIC for deposit insurance under the FDIC's Deposit Insurance Fund. Under the FDIC's risk-based system for setting deposit insurance assessments, an institution's assessments vary according to its deposit levels and other factors. FDIC assessments are based on average consolidated total assets and risk profile. However, the assessments to HSBC Bank Nevada are not anticipated to be material. As a result of the sale of the Card and Retail Services business, as discussed above, HSBC Bank Nevada no longer has any ongoing operations, open credit card accounts or deposits, and we have requested that the FDIC issue an order terminating its deposit insurance. We expect to merge HSBC Bank Nevada with and into HSBC Finance Corporation as soon as practicable after the termination of deposit insurance and surrender the HSBC Bank Nevada national bank charter to the OCC in 2013.
As a result of our acquisition by HSBC, HSBC Finance Corporation and its subsidiaries became subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve. HSBC is a bank holding company under the U.S. Bank Holding Company Act of 1956, as amended (the “BHCA”) as a result of its ownership of HSBC Bank USA. On January 1, 2004, HSBC created a North American organization structure to hold all of its North America operations, including HSBC Finance Corporation and its subsidiaries. HSBC North America is also a bank holding company under the BHCA, by virtue of its ownership of HSBC Bank USA. HSBC and HSBC North America have elected to become financial holding companies pursuant to the provisions of the Gramm-Leach-Bliley Act (the “GLB Act”). Under regulations implemented by the Federal Reserve Board, if any financial holding company, or any depository institution controlled by a financial holding company, ceases to meet certain capital or management standards, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company's depository institutions or its affiliates engaged in broader financial activities in reliance on the GLB Act if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act of 1977, as amended (“CRA”), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. As reflected in the agreement entered into with the OCC on December 11, 2012 (the “GLBA Agreement”), the OCC has determined that HSBC Bank USA is not in compliance with the requirements set forth in 12 U.S.C. § 24a(a)(2)(c) and 12 C.F.R. § 5.39(g)(1), which provide that a national bank and each depository institution affiliate of the national bank must be both well capitalized and well managed in order to own or control a financial subsidiary. As a result, HSBC North America and its parent holding companies no longer meet the qualification requirements for financial holding company status, and may not directly or indirectly acquire control of, or hold an interest in, any new financial subsidiary, nor commence a new activity in its existing financial subsidiary, unless it receives prior approval from the OCC. If all of our affiliate depositary institutions are not in compliance with these requirements within the time periods specified in the GLBA Agreement, as they may

HSBC Finance Corporation

be extended, HSBC North America could be required either to divest HSBC Bank USA or to divest or terminate any financial activities conducted in reliance on the GLB Act. Similar consequences could result for subsidiaries of HSBC North America that engage in financial activities in reliance on expanded powers provided for in the GLB Act. The GLBA Agreement requires HSBC Bank USA to take all steps necessary to correct the circumstances and conditions resulting in HSBC Bank USA's noncompliance with the requirements referred to above. HSBC Bank USA has initiated steps to satisfy the requirements of the GLBA Agreement.
HSBC North America is supervised and examined by the Federal Reserve Bank of Chicago. We are also regularly examined and reviewed by the Federal Reserve Bank of Chicago. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides for extensive regulation of insured depository institutions such as HSBC Bank Nevada, including requiring Federal banking regulators to take prompt corrective action with respect to FDIC-insured banks that do not meet minimum capital requirements.
Disclosures Pursuant to Section 13(R) of the Securities Exchange Act Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added a new subsection (r) to section 13 of the Securities Exchange Act, requiring each issuer registered with the SEC to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions with persons or entities targeted by U.S. sanctions programs relating to Iran, terrorism, or the proliferation of weapons of mass destruction, even if those activities are not prohibited by U.S. law and are conducted outside the U.S. by non-U.S. affiliates in compliance with local laws and regulations.
In order to comply with this new requirement, HSBC Holdings plc (together with its affiliates, "HSBC") has requested relevant information from its affiliates globally. During the period covered by this Form 10-K, HSBC Finance Corporation did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r). The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (PEF) division of HSBC arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, HSBC continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
HSBC has 15 loans outstanding to an Iranian petrochemical company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities, and each loan received two repayments in 2012.
Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In 2012, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency. While the loan remains in existence and has been licensed by the relevant European government, no repayments were received in 2012 from Bank Tejarat.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy, the Netherlands, France, and Spain. The repayments due under the sub-participations were not received in 2012 and claims were settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
HSBC also acted as the Agent under a loan provided to Bank Mellat by the Japan Bank for International Development. The loan matured and was repaid in 2012.
Estimated gross revenue to HSBC generated by this activity for 2012, which includes interest and fees, was $6 million. Estimated net profit for HSBC for 2012 was $1.1 million. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
Legacy contractual obligations related to guarantees Between 1996 and 2007, HSBC provided guarantees to a number of its non-Iranian customers in Europe and the Middle East for various business activities in Iran. In a number of cases, HSBC issued counter indemnities in support of guarantees issued by Iranian banks as the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. The Iranian banks to which HSBC provided counter indemnities included Bank Tejarat, Bank Melli, and the Bank of Industry and Mine.

HSBC Finance Corporation

HSBC has worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. Several were cancelled in 2012, and 30 remain outstanding. The only relevant activity related to these guarantees in 2012 involved the payment of cancellation fees into frozen accounts of the relevant Iranian banks.
Estimated gross revenue to HSBC for 2012, which includes fees and/or commissions, was $37,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the U.S. continue to participate in official clearing systems in the UAE, Bahrain, Oman, Lebanon, Qatar, and Turkey. HSBC has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems vary by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat.
While HSBC has attempted to restrict or terminate its role as paying or collecting bank, some check transactions with U.S.-sanctioned Iranian financial institutions have been settled. HSBC's ability to effectively terminate or implement check-clearing restrictions is dependent on the relevant central banks permitting it to do so unilaterally. Where permitted, HSBC has terminated the activity altogether, implementing both automated and manual controls.
There is no measurable gross revenue or net profit generated by this activity for HSBC in 2012.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in 2012.

•
HSBC acts as the trustee and administrator for pension schemes involving three employees of a U.S.-sanctioned Iranian bank in Hong Kong. Under the rules of these schemes, HSBC accepts contributions from the Iranian bank each month and allocates the funds into the pension accounts of the three Iranian bank employees. HSBC runs and operates these schemes in accordance with Hong Kong laws and regulations.

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. Most account activity in 2012 involved the payment of associated local professional fees.

•
HSBC provides local currency clearing services to banks in the U.K. that maintain frozen accounts for sanctioned Iranian banks. HSBC has processed payments received from or destined to those accounts on a case-by-case basis only as permitted under relevant U.K. licenses.

Estimated gross revenue to HSBC for 2012 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $7,000. HSBC does not allocate direct costs to fees and commissions and therefore have not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Iranian embassy-related activity HSBC maintains a bank account in London for the Iranian embassy in London for the Iranian embassy, which are used for official embassy business and supporting Iranian students studying in the U.K. The main embassy account was closed following the expulsion of diplomats by the U.K. early in 2012. There have been some transactions in 2012.
HSBC has also processed a limited number of payments on behalf of customers to Iranian embassies in other locations.
Estimated gross revenue to HSBC for 2012 from embassy-related activity, which includes fees and/or commissions, was $13,000. HSBC does not allocate direct costs to fees and commissions and therefore have not disclosed a separate profits measure.
Frozen accounts and transactions HSBC and HSBC Bank USA maintain several accounts that are frozen under relevant sanctions programs and on which no activity took place during 2012. In 2012, HSBC and HSBC Bank USA also froze payments with an Iranian interest where required under relevant sanctions programs. There was no gross revenue or net profit.
Activity related to US Executive Order 13224 In 2012, HSBC maintained two personal accounts and one business account in the U.K. for two individuals sanctioned by the U.S. under Executive Order 13224. Both of these individuals were delisted by the U.K.

HSBC Finance Corporation

and the U.N. Security Council in 2012; the relevant accounts were frozen prior to delisting. The customers have been notified that the accounts are being closed.
HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in 2012 was permitted by a license issued by the U.K.
Estimated gross revenue to HSBC in 2012 for the activity above, which includes fees and/or commissions, was $1,200. HSBC does not allocate direct costs to fees and commissions and therefore have not disclosed a separate profits measure.
HSBC also holds an account and has an outstanding loan for a partnership that included one individual sanctioned under Executive Order 13224. The account is in overdraft, and the loan is in arrears. The individual was delisted by the U.K. and the U.N. Security Council in 2011. Activity in 2012 consisted of principal repayments on the loan. Attempts will be made to obtain full repayment of the loan, and the account will be closed. There was no gross revenue or net profits recognized by HSBC in 2012 for the activity on this loan.
Financial Regulatory Reform  On July 21, 2010, the Dodd-Frank Act was signed into law. This legislation is a sweeping overhaul of the financial regulatory system. The new law is comprehensive and includes many provisions specifically relevant to our businesses and the businesses of our affiliates.
Oversight.  In order to preserve financial stability in the industry, the legislation has created the Financial Stability Oversight Council (“FSOC”) which may take certain actions, including precluding mergers, restricting financial products offered, restricting or terminating activities or imposing conditions on activities or requiring the sale or transfer of assets, against any bank holding company with assets greater than $50.0 billion such as HSBC North America, that is found to pose a grave threat to financial stability. The FSOC will be supported by the Office of Financial Research (“OFR”) which will impose data reporting requirements on financial institutions. The cost of operating both the FSOC and OFR will be paid for through an assessment on large bank holding companies, which began in July 2012.
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
Affiliate Transaction Limits.  In relation to requirements for bank transactions with affiliates, beginning in July 2012 the current quantitative and qualitative limits on bank credit transactions with affiliates also includes credit exposure related to repurchase agreements, derivatives and securities lending transactions. This provision may limit the use of intercompany transactions between HSBC Bank USA and us which may impact our current funding and hedging strategies.
Derivatives Regulation.  The legislation has numerous provisions addressing derivatives. There is the imposition of comprehensive regulation of over-the-counter (“OTC”) derivatives markets, including credit default and interest rate swaps, as well as limits on FDIC-insured banks’ overall OTC derivatives activities. Many of the most significant provisions have been recently implemented or are expected to come into force during 2013. One of the most significant requirements is the use of mandatory derivative clearing houses and exchanges, which will significantly change the derivatives industry.
Consumer Regulation.  The legislation has created the Consumer Financial Protection Bureau (the “CFPB”) with a broad range of powers to administer and enforce a new Federal regulatory framework of consumer financial regulation, including the authority to regulate credit, savings, payment and other consumer financial products and services and providers of those products and services. The CFPB has the authority to issue regulations to prevent unfair, deceptive or abusive practices in connection with consumer financial products or services and to ensure features of any consumer financial products or services are fully, accurately and effectively disclosed to consumers. We are subject to CFPB examination and regulation.

HSBC Finance Corporation

With respect to certain laws governing the provision of consumer financial products by national banks such as our affiliate HSBC Bank USA, the legislation codified the current judicial standard of federal preemption with respect to national banks but added procedural steps to be followed by the Office of the Comptroller of the Currency (the “OCC”) when considering preemption determinations after July 21, 2011. Furthermore, the legislation removed the ability of subsidiaries or agents of a national bank to claim federal preemption of consumer financial laws after July 21, 2011, although the legislation did not purport to affect existing contracts. These limitations on federal preemption may elevate our costs of compliance, while increasing litigation expenses as a result of potential State Attorneys General or plaintiff challenges and the risk of courts not giving deference to the OCC, as well as increasing complexity due to the lack of uniformity in state law. At this time, we are unable to determine the extent to which the limitations on federal preemption will impact our businesses and those of our competitors. As a result of the sale of the Card and Retail Services business to Capital One in May 2012, it is unlikely these limitations will have a significant impact on our credit card banking subsidiary, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”), as it no longer has open credit card accounts. The legislation contains many other consumer-related provisions including provisions addressing mortgage reform.
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
Competition  Following the sale of our Card and Retail Services business to Capital One as discussed above, substantially all of our remaining operations are in run-off and the competitive conditions of the markets in which we historically operated no longer have a significant impact on our financial results.

HSBC Finance Corporation

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
Certifications  In addition to certifications from our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (attached to this report on Form 10-K as Exhibits 31 and 32), we also file a written affirmation of an authorized officer with the New York Stock Exchange (the “NYSE”) certifying that such officer is not aware of any violation by HSBC Finance Corporation of the applicable NYSE corporate governance listing standards in effect as of March 4, 2013.

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

The following discussion provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those discussed below or elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that we may face.
The current uncertain market and economic conditions may continue to affect our business, results of operations and financial condition.  Our business and earnings are affected by general business, economic and market conditions in the United States and abroad. Given our concentration of business activities in the United States and due to the nature of our historical business as a consumer lender to generally non-conforming and non-prime customers, we are particularly exposed to any additional turmoil in the economy, housing downturns, high unemployment, tight credit conditions and reduced economic growth that have occurred over the past four years and appear likely to continue in 2013. General business, economic and market conditions that could continue to affect us include:

•	low consumer confidence and reduced consumer spending;

•	slow economic growth or a “double dip” recession;

•	unemployment levels;

HSBC Finance Corporation

•	wage income levels and declines in wealth;

•	market value of residential real estate throughout the United States;

•	inflation;

•	monetary supply and monetary policy;

•	fluctuations in both debt and equity capital markets;

•	unexpected geopolitical events;

•	fluctuations in the value of the U.S. dollar;

•	movements in interest rates;

•	availability of liquidity;

•	continued tight consumer credit conditions;

•	higher bankruptcy filings; and

•	new laws, regulations or regulatory and law enforcement initiatives.
In a challenging economic environment such as is currently being experienced in the United States, more of our customers are likely to, or have in fact, become delinquent on their loans or other obligations as compared to historical periods as many of our customers are experiencing reductions in cash flow available to service their debt. These delinquencies, in turn, have resulted in higher levels of provision for credit losses and charge-offs, which have adversely affected our earnings and resulted in significant losses from the third quarter of 2007 to date. The problems in the housing markets in the United States in the last six years have been exacerbated by continued high unemployment rates. If businesses remain cautious to hire, additional losses are likely to be significant in our consumer loan portfolios due to decreased consumer income. While the U.S. economy continued its gradual recovery in 2012, gross domestic product continued at a level well below the economy's potential growth rate. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis, and trends in corporate earnings, will continue to influence the U.S. economy and the capital markets. In the event economic conditions stop improving or become further depressed and lead to a “double dip” recession, there would be a significant negative impact on delinquencies, charge-offs and losses in all loan portfolios with a corresponding impact on our results of operations.
While the housing markets in general began to rebound in the second half of 2012, housing prices will remain under pressure in many markets as mortgage servicers resume foreclosure activities and the underlying properties are listed for sale. Although levels of properties available for sale have declined, levels of properties in the process of foreclosure remain elevated, which continued to impact home prices in 2012. As mortgage servicers begin to increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur and create downward pressure on property values. If housing prices decline, there may be increased delinquency and losses in our real estate portfolio. In addition, lending standards remain tight. These actions have impacted borrowers’ abilities to refinance existing mortgage loans. The ability to refinance and extract equity from their homes is no longer an option for many of our customers. This, in turn, impacted both credit performance and run-off rates and has resulted in significantly elevated delinquency rates for real estate secured loans in our portfolio. Additionally, the high levels of inventory of homes for sale combined with depressed property values in many markets has resulted in higher loss severities on homes that are foreclosed and remarketed.
Recently implemented federal, state and other similar international laws and regulations may significantly impact our operations.  We operate in a highly regulated environment. Changes in federal, state and local laws and regulations, including changes in tax rates, affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. Specifically, attempts by local, state and national regulatory agencies to address perceived problems with the mortgage lending industry and, more recently, to address additional perceived problems in the financial services industry generally through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets, could affect us in substantial and unpredictable ways, including the fees and charges that may be applied to accounts and how accounts may be collected or security interests enforced. Any one or more of these effects could negatively impact our results. There is also significant focus on loss mitigation and foreclosure activity for real estate loans. We cannot fully anticipate the response by national regulatory agencies, State Attorneys General, or certain legislators, or if significant changes to our operations and practices will be required as a result.

HSBC Finance Corporation

On July 21, 2010, Dodd-Frank was signed into law. This legislation is a sweeping overhaul of the financial regulatory system and includes many provisions specifically relevant to our businesses and the businesses of our affiliates. For a description of the law, see the “Regulation – Financial Regulatory Reform” section under the “Regulation and Competition” section of Item 1. Business. The law will have a significant impact on the operations of many financial institutions in the U.S., including HSBC Finance Corporation and our affiliates. We are unable at this time, however, to determine precisely the impact of the law due to the significant number of new rules and regulations that will be promulgated in order to implement the law.
The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which has broad authority to regulate providers of credit, payment and other consumer financial products and services. In addition, provisions of the Dodd-Frank Act may also narrow the scope of federal preemption of state consumer laws and expand the authority of state attorneys general to bring actions to enforce federal consumer protection legislation. As a result of the Dodd-Frank Act's potential expansion of the authority of State Attorneys General to bring actions to enforce federal consumer protection legislation, we could potentially be subject to additional state lawsuits and enforcement actions, thereby further increasing our legal and compliance costs. Although we are unable to predict what specific measures this new agency may take in applying its regulatory mandate, any new regulatory requirements or changes to existing requirements that the CFPB may promulgate could require changes in our consumer businesses, result in increased compliance costs and affect the profitability of such businesses.
The total impact of the Dodd-Frank Act cannot be fully assessed without taking into consideration how non-U.S. policymakers and regulators will respond to the Dodd-Frank Act and the implementing regulations under the Act, and how the cumulative effects of both U.S. and non-U.S. laws and regulations will affect the businesses and operations of the Company. Additional legislative or regulatory actions in the United States, the European Union (“EU”) or in other countries could result in a significant loss of revenue for the Company, limit the our ability to pursue business opportunities in which it might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on the Company, or otherwise adversely affect the Company's businesses. Accordingly, any such new or additional legislation or regulations could have an adverse effect on our business, results of operations or financial condition.
Regulators in the EU and in the United Kingdom (“U.K.”) are in the midst of proposing far-reaching programs of financial regulatory reform. These proposals include enhanced capital, leverage, and liquidity requirements, changes in compensation practices (including tax levies), separation of retail and wholesale banking, the recovery and resolution of EU financial institutions, amendments to the Markets in Financial Instruments Directive and the Market Abuse directive, and measures to address systemic risk. Furthermore, certain G-SIBs, including HSBC Holdings, will be subject to capital surcharges. It has not yet been determined whether these G-SIB surcharges will apply to HSBC's U.K. operations or to HSBC North America as a subsidiary of HSBC.
The implementation of regulations and rules promulgated by these bodies could result in additional costs or limit or restrict the way HSBC conducts its business in the EU and, in particular, in the U.K. Furthermore, the potentially far-reaching effects of future changes in laws, rules or regulations, or in their interpretation or enforcement as a result of EU or U.K. legislation and regulation are difficult to predict and could adversely affect HSBC Finance Corporation's operations.
The transition to Basel II and new requirements under Basel III will continue to put significant pressure on regulatory capital.  HSBC North America is required to meet consolidated regulatory capital requirements, including new or modified regulations and regulatory guidance.
The U.S.'s current general risk-based capital guidelines are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issued in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as “Basel II” that sets capital requirements for operational risk and refines the existing capital requirements for credit risk. The U.S. federal banking regulators have adopted Basel II's advanced internal ratings based approach for credit risk and its advanced measurement approach for operational risk (taken together, the “Advanced Approaches”) for banking organizations having $250 billion or more in total consolidated assets or $10 billion or more of foreign exposures (referred to as Advanced Approaches banking organizations, which includes banking organizations such as HSBC North America and HSBC USA).
In response to Section 171 of the Dodd-Frank Act, the U.S. regulators adopted a final rule in 2011 to replace the transitional floors in the U.S. regulators' Basel II approaches with a permanent capital floor equal to the risk-based capital requirements under the existing Basel I risk-based capital requirements. As a result, U.S. Advanced Approaches banking organizations will be required to calculate their risk-based capital ratios under both the regulators' general risk-based capital rules and their Basel II-based Advanced Approaches. The Advanced Approaches banking organizations will continue to use the current Basel I risk-based capital guidelines for purposes of the capital floor until January 1, 2015, which is the effective date of the Standardized Approach, discussed below, unless they elect to adopt the Standardized Approach as the capital floor earlier than this date.
In December 2010, the Basel Committee issued final rules on “A global regulatory framework for more resilient banks and banking systems,” commonly referred to as "Basel III", which presents details of a bank capital and liquidity reform program to address

HSBC Finance Corporation

both firm-specific and broader, systemic risks to the banking sector. Three notices of proposed rulemaking (“NPRs”), released by the U.S. banking regulators in June 2012, would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the U.S. banking regulators' Basel I risk-based capital guidelines -referred to in the NPRs as the “Standardized Approach” - to make them more risk sensitive. Comments on the NPRs were due October 22, 2012. As proposed by the NPRs, the implementation of Basel III was to become effective January 1, 2013, with phase-in periods (to January 1, 2019) that are consistent with the Basel III framework. As proposed, the new risk-weight categories in the Standardized Approach will not become effective until January 1, 2015. As a result of the large number of detailed comments received on the NPR, the U.S. regulators announced that the new proposal would not take effect on January 1, 2013, as proposed. However, the Federal Reserve stated in its capital plan guidance that it expects bank holding companies subject to the guidance (including HSBC North America) to achieve, readily and without difficulty, the ratios required by the Basel III framework as it would come into effect in the United States. In this regard, the Federal Reserve stated that bank holding companies that meet the minimum ratio requirement during the Basel III transition period but remain below the 7 percent tier 1 common equity target (minimum plus capital conservation buffer) will be expected to maintain prudent earnings retention policies with a view to meeting the conservation buffer under the time-frame described in the Basel III NPR.
Basel III, including as proposed by the NPRs to be implemented in the United States, would redefine the components of capital in the numerators of regulatory capital ratios in a more narrow way than existing Basel I and Basel II standards, increase the minimum risk-based capital ratios under both the regulators' Basel II Advanced Approaches and Basel I risk-based capital guidelines, and primarily with respect to securitizations and exposures to certain counterparties, change the measure of risk-weighted assets in the denominators of regulatory capital ratios.
The components of the NPRs related to the Standardized Approach would amend the regulators' existing Basel I risk-based capital guidelines and replace the risk-weighting categories currently used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive. The new risk-weights for the Standardized Approach range from 0 percent to 600 percent as compared to the risk-weights of 0 percent to 100 percent under the regulators' existing Basel I risk-based capital guidelines. Higher risk-weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives.
Prior to adoption of the Advanced Approaches, a banking organization is required to successfully complete a parallel run by measuring regulatory capital under both the Advanced Approaches and the existing general risk-based capital rules for a period of at least four quarters. Successful completion of the parallel run period requires the approval of U.S. regulators. HSBC North America began the parallel run period, which encompasses enhancements to a number of risk policies, processes and systems to align HSBC North America with the Basel II final rule requirements, in January 2010. The timing of receipt of approval from HSBC North America's primary regulator is uncertain. While Basel II and Basel III do not apply directly to us, as a subsidiary of HSBC North America we may be required to execute certain actions or strategies to ensure HSBC North America meets its capital requirements.
HSBC North America is also in the process of evaluating the Basel III framework for liquidity risk management. HSBC Finance Corporation may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. Further increases in regulatory capital may be required in response to HSBC North America's implementation of Basel III and other supervisory requirements relating to capital and liquidity. The exact amount, however, will depend upon our prevailing risk profile and that of our HSBC North America affiliates under various stress scenarios. We are unable at this time, however, to determine the extent of changes HSBC Finance Corporation will need to make to its liquidity or capital position, if any, and what effect, if any, such changes will have on our results of operations or financial condition.
We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity.  As previously reported, HSBC Finance Corporation, and our indirect parent, HSBC North America, entered into the Federal Reserve Servicing Consent Order with the Federal Reserve and our affiliate, HSBC Bank USA, N.A., entered into a similar consent order with the OCC following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address the deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our processes with the requirements of the Servicing Consent Orders and are implementing operational changes as required.
The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in

HSBC Finance Corporation

addition, will provide other assistance (e.g. loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. See "Executive Overview" in MD&A and Note 23, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements for further discussion.
While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements, this settlement will positively impact compliance costs in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required. In addition, the Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the Department of Justice or State Attorneys General, which could include sanctions relating to the activities that are the subject of the Servicing Consent Orders as well as the imposition of civil money penalties by regulatory agencies.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had preliminary discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2011 which reflects the portion of the HSBC North America accrual that we currently believe is allocable to us. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies relating to foreclosure and other mortgage services practices, including, but not limited to, matters relating to the securitization of mortgages for investors, including the imposition of civil money penalties, criminal fines or other sanctions. In addition, such a settlement would not preclude private litigation concerning foreclosure and other mortgage servicing practices and we may see an increase in private litigation concerning these practices.
Beginning in late 2010, we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. We have resumed processing suspended foreclosure activities in substantially all states and have now referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states. We expect the number of REO properties added to inventory may increase during 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines in all states as discussed below.
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

HSBC Finance Corporation

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
We are similarly dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including, without limitation, by means of cyberattack or denial-of-service attack. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, and may result in potential liability to clients, reputational damage or regulatory intervention, all of which may materially adversely affect us.
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
The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss and loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. We face various cyber risks in line with other multinational organizations. During 2012, HSBC was subjected to several ‘denial of service’ attacks on our external facing websites across Latin America, Asia and North America. A denial of service attack is the attempt to intentionally paralyze a computer network by flooding it with data sent simultaneously from many individual computers. One of these attacks affected several geographical regions for a number of hours; there was limited effect from the other attacks with services maintained. We did not experience any loss of data as a result of these attacks.
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
Changes to operational practices from time to time could materially positively or negatively impact our performance and results. Such changes may include:

•	our determining to sell residential mortgage loans and other loans;

•	changes to our charge-off policies or customer account management and risk management/collection policies and practices;

•	our ability to attract and retain key employees;

•	our increasing investment in technology, business infrastructure and specialized personnel; or

•	our outsourcing of various operations.
The Sarbanes-Oxley Act of 2002 requires our management to evaluate our disclosure controls and procedures and internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K, the existence of any “material weaknesses” in our internal control. In a company as large and complex as ours, lapses or deficiencies in internal control over financial reporting

HSBC Finance Corporation

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
Our reputation has a direct impact on our financial results and ongoing operations.  Our ability to attract and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation, or the reputation of affiliates operating under the HSBC brand, is damaged. Our failure to address, or to appear to fail to address, various issues that could give rise to reputational risk could cause harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about us, HSBC or the financial services industry generally;

•	appropriately addressing potential conflicts of interest;

•	legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair lending or servicing practices;

•	anti-money laundering and economic sanctions programs;

•	privacy issues;

•	fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	sales and trading practices;

•	customer service;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	a downgrade of or negative watch warning on any of our credit ratings; and

•	general company performance.
The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets.

HSBC Finance Corporation

The failure to address, or the perception that we have failed to address, any of these issues appropriately could make our customers unwilling to do business with us or give rise to increased regulatory action, which could adversely affect our results of operations.
Our inability to meet funding requirements due to our balance sheet attrition or credit ratings could impact operations.  Adequate liquidity is critical to our ability to operate our businesses. The pace of our balance sheet attrition has a significant impact on our liquidity and risk management processes. Properly managing these processes is critical to mitigating liquidity risk. Lower cash flow resulting from declining receivable balances as well as lower cash generated from balance sheet attrition due to increased charge-offs will not provide sufficient cash to fully cover maturing debt over the next four to five years. A portion of the required funding could be generated through planned sales of certain real estate secured receivables and personal non-credit card receivables. A portion of any funding gap could be borrowed from one or more of our affiliates. We anticipate all future term funding will be provided by HSBC affiliates.
Our credit ratings are an important part of maintaining our liquidity. As indicated by the major credit rating agencies, our credit ratings are directly dependent on the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed in previous filings, we do not currently expect to need to raise funds from the issuance of third party, long-term debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. Similarly, to the extent future funding is to be provided by HSBC affiliates, the credit ratings of those affiliates will affect their borrowing costs and, as a result, the cost of funding to us. HSBC has historically provided significant capital support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
We may not be able to continue to wind down our real estate secured receivable portfolio at the same rate as in recent years.  Our real estate secured receivable portfolio is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to decline to between 40 percent and 50 percent over the next three to four years. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives as well as the impact of our temporary suspension of foreclosure activities.
We intend to wind down these portfolios as quickly as practicable in a responsible and economically rational manner, considering market pricing as well as other factors. In addition, and as discussed in prior filings, we plan to sell certain real estate secured receivables in multiple transactions generally over the next two years and our personal non-credit card receivable portfolio in the near term. While we made substantial progress towards winding down this portfolio in recent years, we may not be able to liquidate or dispose of these portfolios at the same level or pace as in recent years or execute the planned sales within expected timeframes. As a result, our ability to continue to reduce our risk-weighted assets or reduce related expenses may be adversely affected depending on the ultimate pace or level at which these portfolios are liquidated and sold. We may be called upon by HSBC North America to execute certain other actions or strategies to ensure HSBC North America meets its capital requirements.
Performance of modified loans in the current economic conditions may prove less predictable and result in higher losses.  In an effort to provide assistance to our customers who are experiencing financial difficulties in the current weak economy, in recent years we have agreed to modify the terms of a significant number of our loans. While we have a long-standing history of working with customers experiencing financial difficulties, the number of customers that have needed and qualified for loan modifications in the previous three years was significantly higher than in our prior historical experience. Under the current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. In addition, further deterioration in housing prices and unemployment could negatively impact the performance of the modified portfolio. While our credit loss reserve process considers whether loans have been re-aged or are subject to modification, loss reserve estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, making it reasonably possible that loss reserve estimates could change in either direction.
A significant rise in interest rates may significantly impact our net interest income which may adversely impact our financial results.  Both our Consumer Lending and Mortgage Services’ real estate secured receivable portfolios are expected to continue to remain on our balance sheet for extended durations. Reduced mortgage prepayment rates and higher levels of loan modifications have had the effect of extending the projected average life of these loan portfolios. As a result, both net interest income at risk and asset portfolio valuations have increasingly become exposed to rising interest rates as the average life of our liability portfolios

HSBC Finance Corporation

has declined while the average life of our asset portfolios has extended. In the event interest rates rise significantly and we are not successful in fully mitigating such rise or otherwise changing the average lives of our liability and asset portfolios, net interest income, and consequently, net income or loss, would be negatively affected. A significant rise in interest rates could also result in slower repayment rates on performing loans. As discussed in prior filings, we plan to sell certain real estate secured receivables in multiple transactions generally over the next two years and our personal non-credit card receivable portfolio in the near term. Additionally, we may be called upon by HSBC North America to execute certain other actions or strategies to ensure HSBC North America meets its capital requirements.
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
We may incur additional costs and expenses relating to mortgage loan sale and securitization-related activities.  Prior to June 2007, a subsidiary of HSBC Finance Corporation originated mortgage loans sourced by independent mortgage brokers and sold such loans to secondary market purchasers to facilitate whole loan securitizations sponsored or underwritten by several of our counterparties and their affiliates, including our affiliates, HSBC Bank USA and HSBC Securities (USA) Inc. In connection with these loan sale transactions, we made representations and warranties that the loans sold meet certain requirements. We have been, and may continue to be, required to repurchase loans and/or indemnify private investors for losses due to breaches of these representations and warranties. We maintain a reserve for potential repurchase liability exposure that, in accordance with applicable accounting principles, represents the amount of loss from this contingency that is both probable and can be reasonably estimated at this time. Because the level of mortgage loan repurchase losses are dependent upon economic factors, investor demand strategies and other external risk factors such as housing market trends that may change, the level of the liability for mortgage loan repurchase losses requires significant judgment. As our estimate of this exposure is influenced by factors outside our control, there is uncertainty inherent in this estimate and actual losses could be significantly higher than the amount reserved.
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
Significant reductions in pension assets may require additional financial contributions from us.  Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC Bank USA’s into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2012, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $889 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 17, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.
Lawsuits and regulatory investigations and proceedings may continue and increase in the current economic and regulatory environment. In the ordinary course of business, HSBC Finance Corporation and our affiliates are routinely named as defendants in, or as parties to, various legal actions and proceedings relating to our current and/or former operations and are subject to governmental and regulatory examinations, information-gathering requests, investigations and formal and informal proceedings, as described in Note 23, “Litigation and Regulatory Matters,” certain of which may result in adverse judgments, settlements, fines, penalties, injunctions and other relief. There is no certainty that the litigation will decrease in the near future, especially in the event of continued high unemployment rates, a resurgent recession or additional regulatory and law enforcement investigations and proceedings by federal and state governmental agencies. Further, in the current environment of heightened regulatory scrutiny, particularly in the financial services industry, there may be additional regulatory investigations and reviews conducted by banking

HSBC Finance Corporation

and other financial regulators, including the newly-formed CFPB, State Attorneys General or state regulatory and law enforcement agencies that, if determined adversely, may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, which could materially adversely affect our business, financial condition or results of operations, or cause us serious reputational harm. See “We may incur additional costs and expenses in ensuring that we satisfy requirements relating to our mortgage foreclosure processes and the industry-wide delay in processing foreclosures may have a significant impact upon loss severity” above.
We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending legal proceeding, depending on the remedy sought and granted, could materially adversely affect our results of operations and financial condition.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income and shareholders’ equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period. The recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income, future corporate tax rates, and the application of inherently complex tax laws. The use of different estimates can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. See Note 13, “Income Taxes,” in the accompanying consolidated financial statements for additional discussion of our deferred tax assets.
Changes in accounting standards are beyond our control and may have a material impact on how we report our financial results and condition.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”), the International Accounting Standards Board (“IASB”), the SEC and HSBC North America’s bank regulators, including the Federal Reserve Board, change the financial accounting and reporting standards, or the interpretation thereof, and guidance that govern the preparation and disclosure of external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report and disclose our financial results and condition, including our segment results. We could be required to apply a new or revised standard retroactively, resulting in our restating of prior period financial statements in material amounts. We may, in certain instances, change a business practice in order to comply with new or revised standards.
Key employees may be difficult to retain due to contraction of the business and limits on promotional activities.  Our employees are our most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If we were unable to continue to attract and retain qualified key employees to support the various functions of our businesses, our performance, including our competitive position, could be materially adversely affected. Our recent financial performance, reductions in variable compensation and other benefits, the expectation of continued weakness in the general economy, and the fact that our remaining business is in wind-down could raise concerns about key employees' future compensation and opportunities for promotion. As economic conditions improve, we may face increased difficulty in retaining top performers and critical skilled employees. If key personnel were to leave us and equally knowledgeable or skilled personnel are unavailable within HSBC or could not be sourced in the market, our ability to manage our business through any continued or future difficult economic environment and implement the strategic initiatives currently underway may be hindered or impaired.

HSBC Finance Corporation

Item 1B.	Unresolved Staff Comments.

We have no unresolved written comments from the Securities and Exchange Commission Staff that have been outstanding for more than 180 days at December 31, 2012.

Item 2.	Properties.

Our principal executive offices are located in Mettawa, Illinois. We conduct or support our operations from additional facilities in Brandon and Tampa, Florida; Elmhurst, Schaumburg, Vernon Hills and Volo, Illinois; New Castle, Delaware; London, Kentucky; Chesapeake, Virginia; Pomona and Salinas, California; and Las Vegas, Nevada. In connection with the sale of our Card and Retail Services business in May 2012, we sold or transferred facilities in Mettawa, Elmhurst and Volo, Illinois; New Castle, Delaware; Chesapeake, Virginia; Salinas, California; Las Vegas, Nevada; Hanover, Maryland; Sioux Falls, South Dakota; and Tigard, Oregon to Capital One, and entered into lease or site-sharing arrangements with Capital One for certain of these locations for various periods of time. As of December 31, 2012, we had exited the Hanover, Maryland; Sioux Falls, South Dakota; and Tigard, Oregon locations.
All corporate offices, regional processing and regional servicing center facilities are operated under lease with the exception of servicing facilities in London, Kentucky, which we own. We believe that such properties are in good condition and meet our current and reasonably anticipated needs.

Item 3.	Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 23, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 171 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Not applicable.

HSBC Finance Corporation

Item 6.	Selected Financial Data.

In September 2012, we announced an agreement to sell substantially all of the insurance subsidiaries in our Insurance business to Enstar Group Ltd. In the first half of 2012, we collected all the remaining receivables of our Commercial business. In May 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation. In December 2010, we determined we could no longer offer Taxpayer Financial Services (“TFS”) loans in a safe and sound manner and that we would no longer offer these loans and related products going forward. In March 2010, we sold our auto finance receivables servicing operations and certain auto finance receivables to a third party and in August 2010, we sold the remainder of our auto finance receivable portfolio to that third party. In May 2008, we sold all of the common stock of Household International Europe Limited, the holding company for our United Kingdom business (“U.K. Operations”) to HSBC Overseas Holdings (UK) Limited (“HOHU”), an HSBC affiliate. In November 2008, we sold all of the common stock of HSBC Financial Corporation Limited, the holding company of our Canadian business (“Canadian Operations”) to HSBC Bank Canada, an HSBC affiliate. As a result, our Insurance, Commercial, Card and Retail Services, TFS and Auto Finance businesses as well as our former U.K. and Canadian Operations are reported as discontinued operations for all periods presented. The following selected financial data presented below excludes the results of our discontinued operations for all periods presented unless otherwise noted.

Year Ended December 31,	2012	2011	2010	2009	2008
	(in millions)
Statement of Income (Loss)
Net interest income(3)	$1,646	$1,776	$2,036	$2,531	$3,366
Provision for credit losses(1)(2)(3)	2,224	4,418	5,346	7,904	9,072
Other revenues excluding the change in value of fair value optioned debt and related derivatives(1)	(1,670)	(1,024)	(257)	577	(73)
Change in value of fair value optioned debt and related derivatives	(449)	1,164	741	(2,125)	3,160
Operating expenses(5)	1,114	1,255	1,176	1,868	2,584
Loss from continuing operations before income tax benefit	(3,811)	(3,757)	(4,002)	(8,789)	(5,203)
Income tax benefit	1,406	1,431	1,453	2,881	1,252
Loss from continuing operations	(2,405)	(2,326)	(2,549)	(5,908)	(3,951)
Income (loss) from discontinued operations, net of tax	1,560	918	633	(1,542)	1,168
Net loss	$(845)	$(1,408)	$(1,916)	$(7,450)	$(2,783)

HSBC Finance Corporation

As of December 31,	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data
Total assets	$44,746	$50,666	$64,345	$76,133	$90,318
Receivables(1)(4):
Real estate secured	$32,939	$42,713	$49,336	$59,535	$71,667
Private label	—	—	—	—	51
Personal non-credit card	—	5,196	7,117	10,486	15,568
Other	—	3	3	9	11
Total receivables	$32,939	$47,912	$56,456	$70,030	$87,297
Credit loss reserves(1)(2)(3)	$4,607	$5,952	$5,512	$7,275	$9,781
Receivables held for sale:
Real estate secured	$3,022	$—	$4	$3	$323
Personal non-credit card	3,181	—	—	—	—
Total receivables held for sale	$6,203	$—	$4	$3	$323
Real estate owned	$227	$299	$962	$592	$885
Commercial paper and short-term borrowings	—	4,026	3,157	4,291	9,638
Due to affiliates	9,089	8,262	8,255	9,043	13,543
Long-term debt	28,426	39,790	54,404	68,862	80,501
Preferred stock	1,575	1,575	1,575	575	575
Common shareholder’s equity(6)	4,530	5,351	6,145	7,804	12,862

Year Ended December 31,	2012	2011	2010	2009	2008
Selected Financial Ratios:
Return on average assets	(4.9)%	(3.9)%	(3.5)%	(6.9)%	(3.1)%
Return on average common shareholder’s equity	(46.2)	(39.1)	(37.0)	(54.2)	(29.8)
Net interest margin	3.37	2.90	2.54	2.32	2.56
Efficiency ratio	(235.5)	65.5	46.7	190.0	40.0
Net charge-off ratio(1)	6.59	7.69	11.31	12.91	6.92
Delinquency ratio(1)	16.03	17.93	15.85	15.46	15.04
Reserves as a percent of(1)(2)(3)(7)(8):
Receivables held for investment	13.35	12.03	10.54	11.73	10.84
Net charge-offs	281.8	139.9	74.5	67.1	144.5
Nonaccrual receivables held for investment	320.5	235.0	184.3	147.6	93.6
Common and preferred equity to total assets	13.05	10.90	9.99	8.82	10.23
Tangible common equity to tangible assets(9)	9.87	7.11	7.30	7.56	6.65

(1)
During the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio as well as certain real estate secured receivable portfolios to receivables held for sale. This resulted in a cumulative lower of amortized cost or fair value adjustment of $1.6 billion of which $112 million was recorded in the provision for credit losses and $1.5 billion was recorded in other revenues. As a result of the transfer of these receivables to held for sale, the provision for credit losses, receivables, credit loss reserves, credit loss reserve ratios and the delinquency ratio as of December 31, 2012 as well as the net charge-off ratio for the year ended December 31, 2012 are not comparable to the historical periods. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements as well as "Credit Quality" in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” (“MD&A”) for additional information.

Additionally, during the fourth quarter of 2012, we extended our loss emergence period for loans collectively evaluated for impairment using a roll rate migration analysis to 12 months which resulted in an increase to our provision for credit losses of approximately $350 million for these loans. See "Executive Overview" and "Credit Quality" in this MD&A and Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for additional discussion.

(2)
During the third quarter of 2011, we adopted new accounting guidance related to troubled debt restructurings (“TDR Loans”) which resulted in an increase in our provision for credit losses during the third quarter of 2011. The total incremental loan loss provision recorded in the third quarter as a result of adopting

HSBC Finance Corporation

the new accounting guidance for TDR Loans was $925 million. The various reserve ratios for December 31, 2011 are not comparable to the historical periods as comparability has been impacted by the adoption of this new accounting guidance. See “Executive Overview” in MD&A as well as Note 5 “Receivables,” in the accompanying consolidated financial statements for additional discussion.

(3)
In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables. As a result of these changes, real estate secured receivables are written down to net realizable value less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent and personal non-credit card receivables are charged-off generally no later than the end of the month in which the account becomes 180 days contractually delinquent. These changes resulted in a reduction to net interest income of $351 million and an increase to our provision for credit losses of $1 million, which collectively increased our loss from continuing operations before tax by $352 million and our net loss by $227 million in 2009. These changes also resulted in a significant reduction in our credit loss reserve levels.

(4)
In 2012, the receivable trend reflects the decision to transfer our entire portfolio of personal non-credit card receivables and certain real estate secured receivables to receivables held for sale as discussed above. As compared to the historical periods, the overall trend in real estate secured and personal non-credit card receivables also reflects our decision to reduce the size of our balance sheet and lower our risk profile beginning in 2007, including the decision in 2007 to discontinue correspondent channel acquisitions by our Mortgage Services business as well as the decision in late February 2009 to discontinue new customer account originations of all products in our Consumer Lending business. For further discussion of the trends in our real estate secured and personal non-credit card receivable portfolios, see “Receivables Review” in MD&A.

(5)	Operating expenses for the years ended December 31, 2009 and 2008 included goodwill and other intangible asset impairment charges of $274 million and $328 million, respectively.

(6)
We did not receive any capital contributions in 2012. In 2011, 2010, 2009, and 2008, we received capital contributions of $690 million, $200 million, $2.7 billion and $3.5 billion, respectively, from HSBC Investments (North America) Inc. to support ongoing operations and to maintain capital at levels we believe are appropriate.

(7)
Ratio excludes credit loss reserves associated with accrued finance charges as well as receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell and the related credit loss reserves associated with these receivables, which represent a non-U.S. GAAP financial measure. Ratio also excludes receivables, net charge-offs and nonaccrual receivables related to receivable portfolios held for sale. See "Credit Quality" in this MD&A for the most comparable U.S. GAAP measure and additional information.

(8)
The net charge-off ratio for 2012, 2011, 2010 and 2009 and the various reserve ratios for 2009 are not comparable to the 2008 historical period as comparability has been impacted by the aforementioned charge-off policy changes implemented in December 2009 for real estate secured and personal non-credit card receivables. Charge-off for these receivables under the revised policy is recognized sooner for these products beginning in 2009 than during the historical periods. See “Credit Quality” in MD&A for discussion of these ratios and related trends.

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
Historically we have offered a variety of lending products including real estate secured, personal non-credit card, and auto finance receivables as well as credit card and private label credit cards, all of which we no longer originate. We have also historically offered tax refund anticipation loans and related products. Upon completion of the pending sale of our Insurance business as discussed below, substantially all of our remaining operations will be in run-off.
We generate cash to fund our businesses primarily by collecting receivable balances and borrowing from HSBC affiliates. We also receive capital contributions as necessary from HSBC which serve as an additional source of funding. We use the cash generated by these funding sources to fund our operations, service our debt obligations and pay dividends to our preferred stockholders.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 3, “Discontinued Operations” in the accompanying consolidated financial statements for further discussion of these operations.
Compliance In 2012, we experienced increasing levels of compliance risk as regulators and other agencies pursued investigations into historical activities and we continued to work with them in relation to existing issues. These included an appearance by HSBC and HSBC Bank USA before the U.S. Senate Permanent Subcommittee on Investigations and the deferred prosecution agreement between U.S. authorities and HSBC and HSBC Bank USA in relation to investigations regarding inadequate compliance with anti-money laundering and sanctions law. With a new senior leadership team and a new strategy in place since 2011, HSBC has already taken significant steps to address these issues including making changes to strengthen compliance, risk management and culture. These steps, which should also serve over time to enhance our compliance risk management capabilities, include the following:

•	the creation of a new global structure which will make HSBC easier to manage and control;

•	simplifying HSBC's businesses through the ongoing implementation of an organizational effectiveness program and a five economic filters strategy;

•	developing a sixth global risk filter which should help to standardize our approach to doing business in higher risk countries;

•	substantially increasing resources, doubling global expenditure and significantly strengthening Compliance as a control (and not only as an advisory) function;

•	continuing to roll out cultural and values programs that define the way everyone in the HSBC Group should act;

•	appointing a new Chief Legal Officer and Head of Group Financial Crime Compliance with particular expertise and experience in U.S. law and regulation;

•	appointing a new Global Head of Regulatory Compliance and restructuring the Global Compliance function accordingly;

•	designing and implementing new global standards by which HSBC entities conduct their businesses; and

•	enforcing a consistent global sanctions policy.
It is clear from both our own and wider industry experience that the level of activity among regulators and law enforcement agencies in investigating possible breaches of regulations has increased, and that the direct and indirect costs of such breaches can be significant. Coupled with a substantial increase in the volume of new regulation, we believe that the level of inherent compliance risk that we face will continue to remain high for the foreseeable future.
Current Environment  The U.S. economy continued its gradual recovery in 2012 with GDP continuing to grow well below the economy's potential growth rate. A decline in business investment spending continues to restrain economic growth. Businesses continue to be cautious about the underlying strength of demand and are hesitant about ramping up hiring activity. Although consumer confidence climbed to a new post-recession high in November, consumer confidence retreated once again in December as many households remained uncertain about the future as domestic fiscal uncertainties continued to play a role in diminishing sentiment and influencing interest rates and spreads. Serious threats to economic growth remain, including high energy costs,

HSBC Finance Corporation

continued pressure on housing prices and elevated unemployment levels. In September, Federal Reserve policy makers initiated a new round of quantitative easing designed to stimulate economic activity and in December, announced that policy makers did not expect to increase short-term rates until the unemployment rate falls below 6.5 percent which means, according to the Federal Reserve's economic projections, that the Federal funds rate will be kept near zero into 2015. While the housing markets in general began to rebound in the second half of the year with overall home prices beginning to move higher as demand increased while the supply of homes for sale declined, housing prices will continue to remain under pressure in many markets as servicers resume foreclosure activities and the underlying properties are listed for sale.
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

>	Although levels of properties available for sale have declined, levels of properties in the process of being foreclosed remain elevated which has continued to impact home prices in 2012; and

>	Tighter lending standards by mortgage lenders, which impact the ability of borrowers to refinance existing mortgage loans.
While the economy continued to add jobs in 2012, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. As a result, uncertainty remains as to how pronounced the economic recovery will be and whether it can be sustained. Although U.S. unemployment rates, which have been a major factor in the deterioration of credit quality in the U.S., fell from 8.5 percent at the beginning of the year to 7.8 percent in December 2012, unemployment remained high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility, including the ability to permanently resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the on-going implementation of the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (“Dodd-Frank”), will continue to impact our results in 2013 and beyond.
Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities. As servicers begin to increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur creating downward pressure on property values and tempering any future home price improvement.
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
Growing government indebtedness and a large budget deficit resulted in a downgrade in the U.S. sovereign debt rating by one major rating agency in 2011 while two other major rating agencies have U.S. sovereign debt on a negative watch. There is an underlying risk that lower growth, fiscal challenges including debate over government spending and a general lack of political consensus will result in continued scrutiny of the U.S. credit standing resulting in further action by the rating agencies. While the potential effects of rating agency actions are broad and impossible to accurately predict, they could over time include a widening of sovereign and corporate credit spreads, devaluation of the U.S. dollar and a general market move away from riskier assets.

HSBC Finance Corporation

2012 Events

•
Due to the impact of the marketplace conditions described above on the performance of our receivable portfolios, we have incurred significant losses in 2012, 2011 and 2010. If our forecasts hold true, we expect to continue to generate losses from continuing operations for the foreseeable future. We believe that aspects of our 2013 funding strategy, including balance sheet attrition, cash generated from operations and other actions, including the sale of receivables currently classified as held for sale, will be sufficient to meet our funding requirements and maintain capital at levels we believe are prudent for the foreseeable future. However, long-term we will continue to remain dependent on capital infusions from HSBC and funding from HSBC and its affiliates as necessary to fully meet our longer-term funding requirements and maintain capital at levels we believe are prudent. HSBC has indicated it is fully committed and has the capacity to continue to provide such support. We did not receive any capital contributions in 2012. In 2011 and 2010, HSBC Investments (North America) Inc. (“HINO”) made capital contributions to us totaling $690 million and $200 million, respectively.

•
During the second quarter of 2012, we decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with HSBC's core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are part of a disposal group held for sale and we began reporting this business as discontinued operations in the second quarter of 2012. In September 2012, we announced we entered into an agreement to sell our Insurance operations to Enstar Group Ltd (“Enstar”) for $181 million in cash, to be adjusted to reflect the actuarial value and capital of these operations at the date of closing, which is anticipated to be by the end of the first quarter of 2013, subject to regulatory approval. Since the carrying value of the disposal group was greater than its estimated fair value less costs to sell, during 2012 we recorded a pre-tax lower of amortized cost or fair value less cost to sell of $119 million ($90 million after-tax) which takes into consideration foreign currency translation adjustments and unrealized gains on available-for-sale securities associated with the disposal group that are reflected in accumulated other comprehensive income. At December 31, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1.4 billion and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $988 million.

•
On May 1, 2012, HSBC, through its wholly-owned subsidiaries HSBC Finance Corporation, HSBC USA Inc. and other wholly-owned affiliates, sold its Card and Retail Services business to Capital One Financial Corporation (“Capital One”) for a premium of 8.75 percent of receivables. In addition to receivables, the sale included real estate and certain other assets and liabilities which were sold at book value or, in the case of real estate, appraised value. Under the terms of the agreement, interests in facilities in Chesapeake, Virginia; Las Vegas, Nevada; Mettawa, Illinois; Volo, Illinois; Hanover, Maryland; Salinas, California; Sioux Falls, South Dakota and Tigard, Oregon were sold or transferred to Capital One, although we have entered into site-sharing arrangements for certain of these locations for a period of time. The total cash consideration was $11.8 billion which resulted in a pre-tax gain of $2.2 billion ($1.4 billion after-tax) being recorded during the second quarter of 2012. The majority of the employees in our Card and Retail Services business transferred to Capital One. As such, no significant one-time closure or severance costs were incurred as a result of this transaction. Our Card and Retail Services business is reported in discontinued operations.

The sale of our Card and Retail Services business did not have a material impact on the recognition of our deferred tax assets. We are part of a consolidated group for filing federal and state income taxes. This consolidated group includes other U.S. affiliates which are profitable. Taxable profits from the disposal were incorporated into the ongoing analysis of recoverability of our deferred tax assets and considered with all other relevant factors, including on-going tax planning strategies. While the profit on disposal did have a positive effect in providing support for the recognition of deferred tax assets, currently the recognition of deferred tax assets relies more heavily on future taxable profits generated as a result of tax planning strategies implemented in relation to capital support from HSBC and these strategies remained unaffected by the sale.
As a result of the sale of our Card and Retail Services business, our credit card banking subsidiary, HSBC Bank Nevada, N.A., no longer has any ongoing business operations and we intend to surrender its national bank charter to the OCC as soon as practicable. We currently anticipate this will occur during 2013.

•
As discussed in prior filings, we have been engaged in an on-going evaluation of the optimal size of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we identified a pool of real estate secured receivables for which we no longer had the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012. The receivable pool identified comprised first lien partially charged-off accounts as of June 30, 2012, with an unpaid principal balance of approximately $8.1 billion. The net realizable value

HSBC Finance Corporation

of these receivables after considering the fair value of the property less cost to sell was approximately $4.6 billion prior to transfer. Reducing these types of assets is expected to be capital accretive and will reduce funding requirements, accelerate portfolio wind-down and also alleviate some operational burden given that these receivables are servicing intense and subject to foreclosure delays. Receivables greater than 180 days past due require substantial amounts of regulatory capital under the U.K. Financial Services Authority's requirements and the extension of the foreclosure timeline in the U.S. has increased the capital requirements for this run-off book of business. This factor, combined with the increase in the market's appetite for this asset class, led us to the decision that the sale of certain of these assets would be the best financial decision based on certain facts and circumstances.
We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. This pool of receivables includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the sole source for repayment. However, as we now plan to sell these receivables, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor of receivables would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions which results in a lower estimate of fair value for the cash flows associated with the receivables. At December 31, 2012, the fair value of the real estate secured receivables held for sale totaled $3.0 billion. We recorded a lower of amortized cost or fair value adjustment of $1.4 billion, net of reversals, during 2012 for these real estate secured receivables. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
Based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, a portion of the real estate secured receivables classified as held for sale during the second quarter of 2012 will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less cost to sell which we expect will represent a higher value than the price a third party investor would have paid to acquire the receivables as explained above. As a result, a portion of the fair value adjustment on receivables held for sale will be recorded in earnings over time, which could be in the region of 20 percent of the fair value adjustment. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the second half of 2012, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $168 million to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $50 million. Additionally, during the second half of 2012, we completed short sales on real estate secured receivables with a carrying value of $96 million. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $20 million as the settlement price was higher than the carrying value. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

•
In addition to the real estate secured receivables discussed above, we also determined that, given current market conditions for the personal non-credit card receivable portfolio, a sale of our remaining personal non-credit card receivables is expected to reduce a significant amount of risk-weighted assets which would provide net capital relief, reduce funding requirements and allow us to exit an entire product line, reducing both the related cost infrastructure and operational risk. As such, during the second quarter of 2012, we made the decision to pursue a sale of the personal non-credit card receivable portfolio. The personal non-credit card receivable portfolio was previously held for investment purposes and was transferred to held for sale during the second quarter of 2012 as we no longer had the intention to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipate these receivables will be sold in the near term. As a result, our personal non-credit card receivable portfolio was transferred to held for sale during the second quarter of 2012. At December 31, 2012, the fair value of our personal non-credit card receivable portfolio totaled $3.2 billion. We recorded a lower of amortized cost or fair value adjustment of $289 million during 2012. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.

•
During the fourth quarter, we sold the recovery rights to certain personal non-credit card receivables with an unpaid principal balance of $979 million which had previously been fully charged-off. The cash proceeds from this transaction of $81 million were recorded during the fourth quarter of 2012 as a recovery of charge-offs.

•
During the first quarter of 2012, we made a decision to wind-down our commercial paper program. During the second quarter of 2012, we ceased new commercial paper issuances and at December 31, 2012 no longer have any commercial

HSBC Finance Corporation

paper balances outstanding. Commercial paper balances totaled $4.0 billion at December 31, 2011. Any required funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc., or through direct support from HSBC or its affiliates.

•
We historically have estimated probable losses for real estate secured receivables collectively evaluated for impairment which do not qualify as a troubled debt restructure using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these real estate secured receivables collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of losses in our credit loss reserves. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed in the third quarter of 2012, our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice. During the fourth quarter of 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during the fourth quarter of 2012, we increased credit loss reserves by approximately $350 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period. See "Credit Quality" in this MD&A and Note 6, “Credit Loss Reserves,” in the accompanying consolidated financial statements for additional discussion.

•
As disclosed previously, during the third quarter of 2012 we began evaluating recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances. During the fourth quarter of 2012, we completed our analysis and now classify these receivables as TDR Loans which resulted in an increase in TDR Loans of $1.0 billion at December 31, 2012, of which 37 percent had been carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding the receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, these receivables are now reserved for using a discounted cash flow analysis which resulted in an increase in credit loss reserves during the fourth quarter of 2012 of approximately $40 million. See Note 5, “Receivables,” in the accompanying consolidated financial statements for additional information about TDR Loans.

•
As previously reported, in April 2011, HSBC Finance Corporation and our indirect parent, HSBC North America Holdings Inc. ("HSBC North America"), entered into a consent cease and desist order with the Federal Reserve (the "Federal Reserve Consent Order") and our affiliate HSBC Bank USA, entered into a similar consent order with the Office of the Comptroller of the Currency (the "OCC") (together with the Federal Reserve Servicing Consent order, the "Servicing Consent Orders") following completion of a broad horizontal review of industry foreclosure practices. The Federal Reserve Servicing Consent Order requires us to take prescribed actions to address deficiencies noted in the joint examination and described in the consent order. We continue to work with our regulators to align our process with the requirements of the Servicing Consent Orders and are implementing operational changes as required. The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. We previously retained an independent consultant to conduct the Independent Foreclosure Review.

On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, during 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements, this settlement will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required. See Note 23, "Litigation and Regulatory Matters" in the accompanying consolidated financial statements for further information.

•
On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law and is a sweeping overhaul of the financial regulatory system. The legislation will have a significant impact on the operations of many financial institutions in the U.S. As the legislation calls for extensive regulations to be promulgated to interpret and implement the legislation, it is not possible to precisely determine the impact to operations and financial results at this time. For a more complete description of the law and implications to our business, see the “Regulation - Financial Regulatory Reform” section under the “Regulation and Competition” section in Item 1. Business.

HSBC Finance Corporation

Business Focus  Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio, which totaled $32.9 billion at December 31, 2012, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to decline to between 40 percent and 50 percent over the next four to five years. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of re-financing alternatives as well as the impact of our temporary suspension of foreclosure activities.
We continue to evaluate our operations as we seek to optimize our risk profile and cost efficiencies as well as our liquidity, capital and funding requirements. This could result in further strategic actions that may include changes to our legal structure, asset levels, or cost structure in support of HSBC's strategic priorities. We also continue to focus on cost optimization efforts to ensure realization of cost efficiencies. In an effort to create a more sustainable cost structure, a formal review was initiated in 2011 to identify areas where we may be able to streamline or redesign operations within certain functions to reduce or eliminate costs. To date, we have identified various opportunities to reduce costs through organizational structure redesign, vendor spending, discretionary spending and other general efficiency initiatives which have resulted in workforce reductions. The workforce reductions have been largely offset, however, by increased staffing related to processing foreclosures as well as for compliance matters. Workforce reductions are also occurring in certain non-compliance shared services functions, which we expect will result in additional reductions to future allocated costs for these functions. The review is continuing and, as a result, we may incur restructuring charges in future periods, the amount of which will depend upon the actions that ultimately are implemented.
Performance, Developments and Trends  We reported a net loss of $845 million during 2012 compared to a net loss of $1.4 billion and $1.9 billion during 2011 and 2010, respectively.
Loss from continuing operations was $2.4 billion during 2012 compared to losses from continuing operations of $2.3 billion and $2.5 billion during 2011 and 2010, respectively. We reported a loss from continuing operations before taxes of $3.8 billion during 2012 compared to losses from continuing operations before tax of $3.8 billion and $4.0 billion during 2011 and 2010, respectively. Our results in all periods were impacted by the change in the fair value of debt and related derivatives for which we have elected the fair value option. During 2012 our results were significantly impacted by the initial lower of amortized cost or fair value adjustment, including the credit component recorded in the provision for credit losses, recorded on the receivables transferred to held for sale during the second quarter of 2012 as discussed above as well as the impact to our provision for credit losses from the changes made to the loss emergence period used in our roll rate migration analysis as discussed above. Additionally, our results during 2011 were impacted by the adoption of new accounting guidance related to troubled debt restructurings ("TDR Loans") as discussed more fully below. In order to better understand the underlying performance trends of our business, the following table summarizes the impact of these items on our loss from continuing operations for all periods presented.

Year Ended December 31,	2012	2011	2010
	(in millions)
Loss from continuing operations before income tax, as reported	$(3,811)	$(3,757)	$(4,002)
(Gain) loss in value of fair value option debt and related derivatives	449	(1,164)	(741)
Initial lower of amortized cost or fair value adjustments on receivables transferred to held for sale, including the credit component recorded in the provision for credit losses(2)	1,659	—	—
Incremental provision for credit losses resulting from the change in the loss emergence period used in our roll rate migration analysis during the fourth quarter of 2012	350	—	—
Incremental provision for credit losses recorded as a result of adopting new accounting guidance on TDR Loans in the third quarter of 2011	—	925	—
Loss from continuing operations before income tax, excluding above items(1)	$(1,353)	$(3,996)	$(4,743)

(1)	Represents a non-U.S. GAAP financial measure.

(2)	During the second half of 2012, we reversed $18 million of the initial lower of amortized cost or fair value adjustments on receivables held for sale of which is not reflected in the table above.

HSBC Finance Corporation

Excluding the collective impact of the items in the table above, our loss from continuing operations before tax for 2012 improved $2.6 billion compared to 2011. The increase reflects lower provisions for credit losses, higher other revenues due to improved derivative income (expense) and lower operating expenses, partially offset by lower net interest income. The improvement in derivative income (expense) reflects the impact of a general decline in long-term interest rates on the mark-to-market on derivatives in our non-qualifying hedge portfolio during both 2012 and 2011 which was more pronounced in 2011. While these positions act as economic hedges by lowering our overall interest rate risk through more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. See “Results of Operations” for a more detailed discussion of our derivative income (expense).
Net interest income decreased during 2012 as compared to 2011 reflecting lower average receivables as a result of receivable liquidation, partially offset by higher overall receivable yields and lower interest expense due to lower average borrowings and lower average rates. Overall receivable yields increased during 2012 as receivable yields were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, overall receivable yields were essentially flat during 2012 as slightly higher real estate secured receivable yields and higher personal non-credit card receivable yields were largely offset by the impact of a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Net interest income in 2011 also benefited from an increase in our estimate of interest receivable relating to income tax receivables of $117 million due to the resolution of an issue with the Internal Revenue Service Appeals' Office during the second quarter of 2011 which was recorded as a component of finance and other interest income. Net interest margin was 3.37 percent in 2012 compared to 2.90 percent in 2011. Net interest margin in 2012 was positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as discussed above. Net interest margin in 2011 was impacted by the tax-related interest income as discussed above. Excluding the impact of these items from the periods presented, net interest margin remained higher in 2012 driven by a lower cost of funds as a percentage of average interest earning assets as overall receivable yields were essentially flat as discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.
Our provision for credit losses was lower in 2012 as compared to the prior year as discussed below:

•
The provision for credit losses for real estate secured loans decreased significantly during 2012 reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent, improved credit quality and lower volumes of new TDR Loans during 2012. The decrease also reflects, in part, the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses during 2012 was partially offset by the change in the loss emergence period used in our roll rate migration analysis as previously discussed, which increased the provision for credit losses during the fourth quarter of 2012 by approximately $350 million. The decrease in the provision for credit losses for 2012 also reflects the impact of lower reserve requirements on TDR Loans as a greater percentage of TDR Loans are carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed.

•
The provision for credit losses for our personal non-credit card receivables decreased significantly during 2012. As discussed above, at June 30, 2012 we transferred our entire personal non-credit card receivable portfolio to receivables held for sale which resulted in a cumulative lower of cost or fair value adjustment of which $112 million related to credit and was recorded as a component of provision for credit losses during 2012. Subsequent to the transfer to held for sale, no further provision for credit losses are recorded on these receivables. The provision for credit losses during the second half of 2012 also reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale as well as $81 million of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables as previously discussed. The decrease also reflects lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates prior to reclassification to held for sale.

See “Results of Operations” for a more detailed discussion of our provision for credit losses.

HSBC Finance Corporation

Credit loss reserves at December 31, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. As a result, credit loss reserves at June 30, 2012 and forward are only associated with real estate secured receivables held for investment. Excluding the impact of the transfers of receivables to held for sale, credit loss reserves decreased as compared to December 31, 2011 due to lower receivable levels, improved credit quality, including lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements for TDR Loans, partially offset by the impact of changes to the loss emergence period used in our roll rate migration analysis as discussed previously. Reserve requirements on TDR Loans were lower at December 31, 2012 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed.
See “Credit Quality” for further discussion of credit loss reserves.
A significant portion of our real estate secured receivable portfolio held for investment is considered to be TDR Loans which are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans. Additionally, a portion of real estate secured receivables in our portfolio are carried at the lower of amortized cost or fair value of the collateral less cost to sell. The following table summarizes these receivables in comparison to the real estate secured receivable portfolio held for investment:

At December 31,	2012	2011
	(in millions)
Total real estate secured receivables held for investment	$32,939	$42,713
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$2,109	$5,937
Real estate secured TDR Loans(1)	12,388	11,717
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$14,497	$17,654
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	44.0%	41.3%

(1)	Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.
Total operating expenses during 2012 and 2011 were impacted by expenses related to mortgage servicing related matters of $85 million and $157 million, respectively, as well as during 2011 an increase in legal reserves of $150 million related to increased exposure estimates on certain litigation matters. Excluding these items from the periods presented, total operating expenses increased $81 million, or 9 percent, during 2012 reflecting increased expenses for consulting services and other compliance related matters, partially offset by lower REO expenses. See “Results of Operations” for a more detailed discussion of operating expenses.
Our effective income tax rate was (36.9) percent during 2012 compared to (38.1) percent during 2011. The effective tax rate in 2012 was impacted by correcting prior year deferred tax errors in the current year, an increase in valuation allowance on states with net operating loss carryforward periods of 15 to 20 years, a decrease in tax reserves relating to the conclusion of state audits and expiration of state statutes of limitations, and corrections to the current tax liability account. The effective tax rate in 2012 was also impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. See Note 13, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.
2011 as compared to 2010 Our 2011 and 2010 results were significantly impacted by the change in the fair value of debt and related derivatives for which we have elected the fair value option. Additionally, our results in 2011 were impacted by the adoption of new accounting guidance related to TDR Loans as discussed below. Excluding the collective impact of these items in both periods, our loss from continuing operations before tax improved to a loss of $4.0 billion in 2011 as compared to a loss of $4.7 billion in 2010 reflecting a lower provision for credit losses, partially offset by lower net interest income, lower other revenues, driven by lower derivative related income, and higher operating expenses. The impact of interest rates on our non-qualifying hedge portfolio resulted in losses of $1.1 billion during 2011 as compared to losses of $188 million during 2010.
Net interest income decreased during 2011 reflecting lower average receivables as a result of receivable liquidation and lower overall receivable yields driven by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables

HSBC Finance Corporation

as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Lower overall receivable yields were partially offset by lower levels of nonaccrual receivables. These decreases were partially offset by an increase in our estimate of interest receivable relating to income tax receivables which totaled $117 million during 2011 as previously discussed as well as lower interest expense due to lower average borrowings and lower average rates.
Net interest margin was 2.90 percent in 2011 and 2.54 percent in 2010. Net interest margin was positively impacted in 2011 by the estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of this item, net interest margin remained higher during 2011 reflecting a lower cost of funds as a percentage of interest earning assets, partially offset by lower overall receivable yield as discussed above. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.
During the third quarter of 2011, we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Under this new guidance, we have determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior modification or re-age since the first quarter of 2007, should be considered TDR Loans. As required, the new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011 and resulted in the reporting of an additional $4.1 billion of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans. As a result, our provision for credit losses during 2011 included approximately $766 million for real estate secured receivables and approximately $159 million for personal non-credit card receivables recorded in the third quarter of 2011 related to the adoption of new accounting guidance related to TDR Loans. Therefore, the provision for credit losses during 2011 is not comparable to prior reporting periods. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and the related impacts.
Also during the third quarter of 2011, we reviewed our existing models for determining credit loss reserves. As part of this process, we considered recent environmental activity including the impact of foreclosure delays, unique characteristics of our run-off portfolio and changes in how loans are ultimately running off. As a result, we made the following enhancements to our credit loss reserve estimation process during the third quarter of 2011. These changes in estimation were necessary because previous estimation techniques no longer represented the composition of the run-off portfolio or the current environment. The changes resulted in a net increase to our provision for credit losses of approximately $175 million. Because these changes were inter-related and included re-segmentation of the portfolio, it is difficult to determine the precise amount of each item. However, we have used a reasonable method to approximate the impact of each change as described below:

i)
Severity - Enhancements were made to the process for determining loss severity associated with real estate secured loans. These enhancements resulted in a net decrease to our provision for credit losses of approximately $75 million. The loss severity changes were comprised of two main components. The first component relates to adjustments we determined were required to be made to broker price opinions used to determine the fair value of the collateral less costs to sell when loans became 180 days contractually delinquent. In 2011, we began to see a pattern of lower estimates of collateral value after the more detailed property valuations were performed which include information obtained from a walk-through of the property after we obtained title and determined this difference should be considered in our estimate of loss severity. This component resulted in an increase to our credit loss reserves of approximately $350 million for loans which had been written down to the fair value of the collateral less costs to sell. The second component relates to loss severity estimates on real estate loans collectively evaluated for impairment Historically, loss estimates on these accounts were based on a recent average total losses incurred at the time the loans were transferred to Real Estate Owned (“REO”). Due to the significant reduction in loans transferred to REO during 2011 as a result of foreclosure delays and concentrations in mix of loans transferred to REO in certain states, these most recent averages of total loss were no longer representative of the loss severity associated with our outstanding loan portfolio based on geographical mix. As a result, we determined that the best estimate of loss severity should be based on an average of recent broker price opinions received (as adjusted for information obtained from a walk-through of the property discussed above). We obtain broker price opinions on receivables that are greater than 180 days delinquent every six months. These broker price opinions provide our best estimate of the value of the properties that are likely to transfer to REO. Therefore, we utilized this information when estimating the loss severity on our loan portfolio. This component resulted in approximately a $425 million reduction in our credit loss reserves for these loans.

ii)
Projected Cash Flows - We revised our estimate of projected cash flows for TDR Loans which resulted in an increase in credit loss reserves of approximately $260 million on our existing population of TDR Loans. This impact was principally comprised of two factors which we have not attempted to quantify individually:

HSBC Finance Corporation

a.
First, prior to the third quarter of 2011, our projections included macroeconomic assumptions incorporating recent portfolio performance. During the third quarter of 2011, we began to rely more heavily on portfolio performance as the macroeconomic forecast included home price appreciation. We concluded it was appropriate to follow a more conservative approach and eliminate the use of these forward looking macroeconomic factors in light of growing uncertainty of forecasting these factors in the current environment.

b.
Second, the revised estimate of cash flows included a change in assumptions regarding both the amount of interest that would not be collected on existing TDR Loans and the timing of interest collections based on changes in the economic environment, including the elongated timeframes associated with completing foreclosure.

iii)
Portfolio Re-segmentation - Changes were made to increase the segmentation of the portfolio affecting the weighting of severity rates used (as previously discussed) for these more granular portfolios, the historical roll rates for each of the more granular portfolios as well as the estimated loans that would ultimately go to foreclosure. The revised segmentation considered specific characteristics of the portfolio such as year of origination, location of the property and underlying economic factors present where the property is located. Segmenting the portfolio based on these risk characteristics provides greater risk differentiation based on the underlying trends in our portfolio and will be more responsive to the changing portfolio characteristics in the future as the loan portfolio continues to run-off. We estimate these changes had a net impact of reducing credit loss reserves by approximately $10 million.

Excluding the impact of the adoption of the new Accounting Standards Update and the enhancements made to our credit loss reserve estimation process during the third quarter of 2011 discussed above, our overall provision for credit losses decreased significantly during 2011 as discussed below.

•
The provision for credit losses for real estate secured loans decreased $871 million during 2011. The decrease reflects lower balances outstanding as the portfolios continue to liquidate and lower charge-off levels. These decreases were partially offset by higher expected losses on TDR Loans. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as discussed above.

•	The provision for credit losses for our personal non-credit card receivables decreased during 2011 reflecting lower receivable, delinquency and charge-off levels as well as improved credit quality.
See “Results of Operations” for a more detailed discussion of our provision for credit losses.
During 2011, we increased our credit loss reserves as the provision for credit losses was $440 million higher than net charge-offs. Excluding the impact of adopting new accounting guidance on TDR Loans and the enhancements made to our credit loss reserve estimation process as previously discussed, the provision for credit losses was $660 million lower than net charge-offs reflecting lower receivable levels, lower overall delinquency levels and improvements in economic conditions. See “Credit Quality” for further discussion of credit loss reserves.
Total operating expenses for continuing operations increased $79 million, or 7 percent, during 2011 driven by an expense accrual related to mortgage servicing matters of $157 million, an increase in legal reserves of $150 million reflecting increased exposure estimates on litigation and a $58 million increase in compliance related costs associated principally with our foreclosure remediation efforts, partially offset by lower salary and employee benefits and lower real estate owned (“REO”) expenses. See “Results of Operations” for a more detailed discussion of operating expenses.
Our effective income tax rate for continuing operations was (38.1) percent in 2011 and (36.3) percent in 2010. The effective tax rate for 2011 was impacted by a release of valuation allowance previously established on foreign tax credits. HSBC North America implemented an additional tax planning strategy which is expected to generate sufficient taxable foreign source income to allow us to recognize and utilize foreign tax credits currently on our balance sheet before they expire. The effective tax rate for 2011 was also impacted by the non-deductible portion of the accrual related to mortgage servicing matters, deferred tax prior period adjustments, an increase in the valuation allowance on state deferred taxes, an increase in uncertain tax positions and state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. See Note 13, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.
Performance Ratios  Our efficiency ratio from continuing operations was (235.5) percent in 2012 compared to 65.5 percent in 2011 and 46.7 percent in 2010. Our efficiency ratio from continuing operations during all periods was impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option accounting. Additionally, in 2012 the efficiency ratio was impacted by the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Excluding these items from the periods presented, our efficiency ratio remained elevated during 2012 due to lower net interest income, partially offset by improvements in derivative related income

HSBC Finance Corporation

(expense) and lower operating expenses. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly in 2011 reflecting lower other revenues driven by lower derivative related income and lower net interest income driven by portfolio liquidation while operating expenses increased as discussed above.
Our return on average common shareholder’s equity (“ROE”) was (46.2) percent for 2012 compared to (39.1) percent for 2011 and (37.0) percent for 2010. Our return on average assets (“ROA”) was (4.9) percent for 2012 compared to (3.9) percent for 2011 and (3.5) percent for 2010. ROE and ROA in all periods were significantly impacted by the change in the fair value of debt for which we have elected fair value option accounting. In 2012 ROE and ROA were also impacted by the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Additionally, ROE and ROA during 2011 were also impacted by the adoption of new accounting guidance related to TDR Loans during the third quarter of 2011 as previously discussed. Excluding these items from the periods presented, both ROE and ROA improved for 2012 as compared to 2011 largely due to a lower net loss during 2012. Excluding these items, ROE for 2011 improved as compared to 2010 reflecting a lower loss from continuing operations driven by lower provision for credit losses and ROA was essentially flat as the rate of improvement in loss from continuing operations as discussed above was at the same pace as the decrease in average assets.
Receivables  Receivables held for investment were $32.9 billion at December 31, 2012 compared to $47.9 billion at December 31, 2011. The significant decrease since December 31, 2011 reflects the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a portion of our real estate secured receivables as discussed above with a combined fair value of $6.8 billion at the time of transfer during the second quarter of 2012 as well as the continued liquidation of the real estate secured receivable portfolios which will continue going forward. As it relates to our real estate secured receivable portfolio, liquidation rates continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.
Receivables held for sale  Receivables held for sale were $6.2 billion at December 31, 2012. Receivables held for sale include our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes the substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. There were no receivables held for sale at December 31, 2011. See Note 7, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
Credit Quality  Overall dollars of delinquency were $6.3 billion at December 31, 2012 compared to $8.6 billion at December 31, 2011. The overall delinquency ratio was 16.03 percent at December 31, 2012 compared to 17.93 percent at December 31, 2011. Dollars of delinquency and the delinquency ratio have been impacted by the transfer during the second quarter of 2012 of our entire personal non-credit card receivable portfolio and a pool of certain real estate secured receivables to held for sale as previously discussed which has resulted in these receivables being carried at the lower of amortized cost or fair value. As a result, dollars of delinquency and the delinquency ratios at December 31, 2012 are not comparable to the dollars of delinquency and the delinquency ratios at December 31, 2011. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratio.
Overall dollars of net charge-offs for full year 2012 decreased as compared to full year 2011. The decrease reflects, in part, the impact of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale at June 30, 2012 as these receivables are now carried at the lower of amortized cost or fair value and there are no longer any charge-offs associated with these receivables. Assuming these receivables had not been transferred to held for sale and we had continued to record charge-offs, overall dollars of net charge-off would have remained lower for the full year 2012 as all receivable portfolios were positively impacted by lower receivable levels and lower dollars of delinquency on accounts less than 180 days contractually delinquent than during the prior periods. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in credit quality. The net charge-off ratio for full year 2012 decreased as compared to full year 2011 as the decrease in net charge-off dollars as discussed above outpaced the decrease in average receivable levels. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratio.
Funding and Capital  During 2012, we did not receive any capital contributions from HINO as compared to 2011 when we received capital contributions from HINO totaling $690 million to support ongoing operations and to maintain capital above the minimum levels we believe are necessary to support our operations. During 2012, we retired $11.4 billion of term debt as it matured or was redeemed. The maturing and redeemed debt cash requirements were met through proceeds from the sale of our Cards and Retail Services business, funding from HSBC affiliates and cash generated from operations including balance sheet attrition. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our receivable portfolios as discussed above will be the primary driver of our liquidity during 2013. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued

HSBC Finance Corporation

support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
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
The tangible common equity to tangible assets ratio was 9.87 percent and 7.11 percent at December 31, 2012 and 2011, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.
We continue to be dependent on balance sheet attrition, capital contributions from our parent and affiliate funding to meet our funding requirements. Numerous factors, both internal and external, may impact funding strategy. These factors may include our efforts to restructure the risk profile of our operations, our affiliate's debt ratings, overall economic conditions, overall capital markets volatility, the counterparty credit limits of investors to the HSBC Group and the effectiveness of our management of credit risks inherent in our customer base.
Our results are also impacted by general economic conditions, including unemployment, housing market conditions, property valuations, interest rates and legislative and regulatory changes, all of which are beyond our control. Because our businesses have historically lent to customers who have limited credit histories, modest incomes and high debt-to-income ratios or who have experienced prior credit problems, overall our customers are more susceptible to economic slowdowns than other consumers. When unemployment increases or changes in the rate of home value appreciation or depreciation occur, a higher percentage of our customers default on their loans and our charge-offs increase. Changes in interest rates generally affect both the rates that we charge to our customers on variable rate loans and the rates that we must pay on our borrowings. In 2012, the interest rates that we paid on our short-term debt decreased. Excluding the impact of the transfer of receivables to held for sale from the calculation of average receivable balances as previously discussed, overall receivable yields were essentially flat during 2012. See “Results of Operations” in this MD&A for additional discussion on receivable yields. The primary risks to our performance in 2013 are largely dependent upon macro-economic conditions which include a housing market which is slow to recover, high unemployment rates, the pace and extent of the economic recovery, the performance of modified loans and consumer confidence, all of which could impact delinquencies, charge-offs, net interest income and ultimately our results of operations.

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

HSBC Finance Corporation

and preferred equity to total assets ratio, see “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures.”
International Financial Reporting Standards  Because HSBC reports financial information in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs operating results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs. The following table reconciles our net loss on a U.S. GAAP basis to net loss on an IFRSs basis:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net loss – U.S. GAAP basis	$(845)	$(1,408)	$(1,916)
Adjustments, net of tax:
Loans transferred to held for sale	756	—	—
Loan impairment	361	(36)	(95)
Loss on Insurance disposal group held for sale	90	—	—
Gain on sale of Card and Retail Services business	345	—	—
Litigation expenses	(43)	56	—
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	—	(194)	—
Derivatives and hedge accounting (including fair value adjustments)	(10)	(8)	(16)
Intangible assets	—	21	35
Loan origination cost deferrals	9	4	17
Loans previously held for sale	—	(18)	(51)
Interest recognition	(23)	1	2
Securities	1	10	17
Present value of long term insurance contracts	1	(53)	7
Pension and other postretirement benefit costs	20	35	55
Extinguishment of debt	—	—	22
Loss on sale of auto finance receivables and other related assets	—	—	(47)
Other	46	(34)	25
Net income (loss) – IFRSs basis	708	(1,624)	(1,945)
Tax (expense) benefit – IFRSs basis	(380)	1,080	1,085
Income (loss) before tax – IFRSs basis	$1,088	$(2,704)	$(3,030)
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:
Loans transferred to held for sale - IFRSs requires loans originated with the intent to sell in the near term to be classified as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.
For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S GAAP, but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues. There is no similar requirement under IFRSs.
Loan impairment - IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of

HSBC Finance Corporation

the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectibility of the loans.
In the third quarter of 2011 we adopted new guidance under U.S. GAAP for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate. Under IFRSs, impairment on the residential mortgage loans for which we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. HSBC's accounting policy under IFRSs is to remove such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their different credit risk profile. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives under U.S. GAAP.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice which we adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Loss on Insurance disposal group held for sale - Under IFRSs, a disposal group held for sale is measured at its lower of cost or fair value less costs to sell. For purposes of measuring the disposal group, assets that are excluded from the measurement provisions of IFRS 5 must be re-measured in accordance with other applicable standards before the fair value less cost to sell of the disposal group is measured. An impairment loss is recognized for any initial or subsequent write down of the disposal group only to the extent of the carrying amount of the assets that are part of the disposal group and within the scope and the measurement provisions of IFRS 5. To the extent the impairment loss on the disposal group as a whole exceeds the carrying amount of such assets, our policy is to not recognize the excess loss until the disposal group is sold. Under U.S. GAAP, similar rules exist excluding certain disposal group assets from the scope of its impairment measurement provisions, however under U.S. GAAP, our policy is to immediately recognize the impairment loss in excess of the assets that are part of the disposal group and within the scope and measurement provisions of the applicable guidance in U.S. GAAP.
Gain on sale of Card and Retail Services business - The differences in the gain on sale of our Card and Retail Services business between IFRSs and U.S. GAAP primarily reflect the differences in loan impairment provisioning between IFRSs and U.S. GAAP during the time the loans were held for sale as discussed above. These differences resulted in a higher gain under IFRSs at the time of sale.
Litigation expenses - Under U.S. GAAP litigation accruals are recorded when it is probable a liability has been incurred and the amount is reasonably estimable. Under IFRSs, a present obligation must exist for an accrual to be recorded. In certain cases, this creates differences in the timing of accrual recognition between IFRSs and U.S. GAAP.
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP  - As discussed above, for receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for in accordance with IAS 39, with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category, and subsequently measured at the lower of amortized cost or fair value.
Derivatives and hedge accounting (including fair value adjustments) - The historical use of the “shortcut” and “long haul” hedge accounting methods for U.S. GAAP resulted in different cumulative adjustments to the hedged item for both fair value and cash flow hedges. These differences are recognized in earnings over the remaining term of the hedged items. All of the hedged relationships which previously qualified under the shortcut method provisions of derivative accounting principles have been redesignated and are now either hedges under the long-haul method of hedge accounting or included in the fair value option election.

HSBC Finance Corporation

Intangible assets - Intangible assets under IFRSs are significantly lower than those under U.S. GAAP as the intangibles created as a result of our acquisition by HSBC were reflected in goodwill for IFRSs. As a result, amortization of intangible assets is lower under IFRSs.
Loan origination cost deferrals - Loan origination cost deferrals under IFRSs are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
Loans previously held for sale - Certain receivables that were previously classified as held for sale under U.S. GAAP were transferred to held for investment during 2009 as at that time we intended to hold these receivables for the foreseeable future. Under U.S. GAAP, these receivables were subject to lower of amortized cost or fair value (“LOCOM”) adjustments while classified as held for sale and were transferred to held for investment at LOCOM. Under IFRSs, these receivables were always reported within loans and the measurement criteria did not change. As a result, loan impairment charges were recorded under IFRSs which were essentially included as a component of the lower of amortized cost or fair value adjustments under U.S. GAAP.
Interest recognition - The calculation of effective interest rates under IAS 39 requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Also under U.S. GAAP, prepayment penalties are generally recognized when received.
Securities - Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.
During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC's rights offering earlier in 2009. During 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.
Present value of long-term insurance contracts - Under IFRSs, the present value of an in-force (“PVIF”) long-term insurance contract is determined by discounting future cash flows expected to emerge from business currently in force using appropriate assumptions plus a margin in assessing factors such as future mortality, lapse rates and levels of expenses, and a discount rate that reflects the risk free rate plus a margin for operational risk. Movements in the PVIF of long-term insurance contracts are included in other operating income. Under U.S. GAAP, revenue is recognized over the life insurance policy term.
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”) In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future contributions under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. During the fourth quarter of 2011, an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension costs over the remaining life expectancy of the participants. Additionally, during the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52 million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain was recorded upon completion of the transaction in the second quarter of 2012.
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
Other - There are other differences between IFRSs and U.S. GAAP including purchase accounting and other miscellaneous items and, in 2011, expenses related to mortgage servicing related matters.

HSBC Finance Corporation

Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures  For quantitative reconciliations of non-U.S. GAAP financial measures presented herein to the equivalent GAAP basis financial measures, see “Reconciliations to U.S. GAAP Financial Measures.”

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our policies are appropriate and fairly present the financial position and results of operations of HSBC Finance Corporation.
The significant accounting policies used in preparing our financial statements are more fully described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” to the accompanying consolidated financial statements. Certain critical accounting policies affecting the reported amounts of assets, liabilities, revenues and expenses are complex and involve significant judgments by our management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect our financial position and our results of operations. We base our accounting estimates on our experience, observable market data and on various other assumptions that we believe to be appropriate including assumptions based on unobservable inputs. To the extent we use models to assist us in measuring the fair values of particular assets or liabilities, we strive to use models that are consistent with those used by other market participants. Actual results may differ from these estimates due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. The impact of estimates and assumptions on the financial condition or operating performance may be material.
Of the significant accounting policies used to prepare our consolidated financial statements, the items discussed below involve what we have identified as critical accounting estimates based on the associated degree of judgment and complexity. Our management has reviewed these critical accounting policies as well as the associated estimates, assumptions and accompanying disclosure with the Audit Committee of our Board of Directors.
Credit Loss Reserves Because we lend money to others, we are exposed to the risk that borrowers may not repay amounts owed to us when contractually due. Consequently, we maintain credit loss reserves that reflect our estimate of probable incurred losses in the existing portfolio. Loss reserves are set in consultation with the Finance and Risk Departments. Loss reserve estimates are reviewed periodically and adjustments are reflected through the provision for credit losses in the period they become known. We believe the accounting estimate relating to the reserve for credit losses is a “critical accounting estimate” for the following reasons:

•	Changes in the provision can materially affect our financial results;

•	Estimates related to this reserve require us to project future delinquency and charge-offs, which are highly uncertain; and

•
The reserve for credit losses is influenced by factors outside of our control including customer payment patterns, economic conditions such as national and local trends in housing markets, interest rates, unemployment, bankruptcy trends and the effects of laws and regulations.

As an illustration of the effect of changes in estimates related to credit loss reserves, a 10 percent change in our projection of probable net credit losses on receivables would have resulted in a change of approximately $460 million in our credit loss reserves and loss provision as of and for the year ended December 31, 2012.
We estimate probable losses for certain consumer receivables other than troubled debt restructurings using a roll rate migration analysis that estimates the likelihood that a receivable will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent performance experience of other receivables in our portfolio. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to customer account management actions, such as the re-age of accounts and modification arrangements. We also consider the expected loss severity based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months data using the most recently available information. When customer account management policies and practices, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this shift will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts have a greater propensity to roll to higher delinquency buckets, this propensity will also be captured in the roll rates. We apply the effect of these factors on the roll rates to receivables in all respective delinquency buckets, thus impacting the overall reserve level. In addition to roll rate reserves, we provide loss reserves on consumer receivables that reflect our judgment of portfolio risk factors that may not be fully reflected in the roll rates statistics or historical trends that are not reflective of current inherent losses in the loan portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable

HSBC Finance Corporation

rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors, which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics. Another portfolio risk factor we consider is the credit performance of certain second lien loans following more delinquent first lien loans which we own or service. Once we determine that such a second lien loan is likely to progress to charge off, the loss severity assumed in establishing our credit loss reserves is close to 100 percent. At December 31, 2012 and 2011, approximately 4 percent and 3 percent, respectively, of our second lien mortgages for which the first lien mortgage is held or serviced by us and has a delinquency status of 90 days or more delinquent were less than 90 days delinquent and not considered to be a troubled debt restructuring or already recorded at fair value less cost to sell.
While our credit loss reserves reflect expected losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the inherent loss characteristics in each of our products and, for certain products, their vintages, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves as a percentage of nonperforming loans, reserves as a percentage of net charge-offs, and reserves as a percentage of two-months-and-over contractual delinquency in developing our loss reserve estimate. Our Risk and Finance Departments collectively assess and independently approve our loss reserves.
Reserves against loans modified in troubled debt restructurings are determined primarily by analysis of discounted expected cash flows and may be based on independent valuations of the underlying loan collateral.
For more information about our charge-off and customer account management policies and practices, see “Credit Quality - Delinquency and Charge-off Policies and Practices,” and “Credit Quality - Customer Account Management Policies and Practices,” in this MD&A.
Valuation of Financial Instruments Our control framework is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations.
Where available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is determined using internally developed valuation models based on inputs that are either directly observable or derived from and corroborated by market data or obtained from reputable third-party vendors. A significant majority of our assets and liabilities that are reported at fair value are measured based on quoted market prices or observable independently-sourced market-based inputs. Where neither quoted market prices nor observable market parameters are available, fair value is determined using valuation models that feature one or more significant unobservable inputs based on management's expectation of the inputs that market participants would use in determining the fair value of the asset or liability. However, these unobservable inputs must incorporate market participants' assumptions about risks in the asset or liability and the risk premium required by market participants in order to bear the risks. The determination of appropriate unobservable inputs requires exercise of management judgment.
We review and update our fair value hierarchy classifications quarterly. Changes from one quarter to the next related to the observability of inputs into a fair value measurement may result in a reclassification between hierarchy levels. While we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain financial assets and liabilities could result in a different estimate of fair value at the reporting date. For a more detailed discussion of the determination of fair value for individual financial assets and liabilities carried at fair value, see “Fair Value” under Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Significant assets and liabilities recorded at fair value include the following:
Derivative financial assets and liabilities - We regularly use derivative instruments as part of our risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. Related collateral that has been received or paid is netted against fair value for financial reporting purposes in those circumstances in which a master netting arrangement with the counterparty exists that provides for the net settlement of all contracts through a single payment in a single currency in the event of default or termination of any one contract. We believe that the valuation of derivative instruments is a critical accounting estimate because certain instruments are valued using discounted cash flow modeling techniques in lieu of observable market value quotes for identical or similar assets or liabilities in active and inactive markets. These modeling techniques require the use of estimates regarding the amount and timing of future cash flows and use independently-sourced market parameters, including interest rate yield curves, option volatilities and currency rates, when available. When market data are not available, fair value may be affected by the choice of valuation model and the underlying assumptions about the

HSBC Finance Corporation

timing of cash flows, credit spreads and liquidity of the instrument. These estimates are susceptible to significant changes in future periods as market conditions evolve.
We may adjust certain fair value estimates determined using valuation models to ensure that those estimates appropriately represent fair value. These adjustments, which are applied consistently over time, reflect factors such as market liquidity and counterparty credit risk. Where relevant, a liquidity adjustment is applied to determine the measurement of an asset or a liability that is required to be reported at fair value. Assessing the appropriate level of liquidity adjustment requires management judgment and is affected by the product type, transaction-specific terms and the level of liquidity for the product in the market. In assessing the credit risk relating to derivative assets and liabilities, we take into account the impact of risk mitigants including, but not limited to, master netting and collateral arrangements. We also consider the effect of our own non-performance credit risk on fair values.
We utilize HSBC Bank USA to determine the fair value of substantially all of our derivatives using these modeling techniques. Significant changes in the fair value can result in equity and earnings volatility as follows:

•
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in earnings.

•
Changes in the fair value of a derivative that has been designated and qualifies as an effective cash flow hedge are first recorded in other comprehensive income, net of tax, then recorded in earnings along with the cash flow effects of the hedged item. Ineffectiveness is recognized in earnings.

•	Changes in the fair value of a derivative that has not been designated or ceases to qualify as an effective hedge are reported in earnings.
We test effectiveness for all derivatives designated as hedges under the “long haul” method both at inception of the hedge and on a quarterly basis, to ascertain whether the derivative used in a hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis. If we determine that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made. We also believe the assessment of the effectiveness of the derivatives used in hedging transactions is a critical accounting estimate due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis. The statistical regression analysis for our derivative instruments is performed primarily by HSBC Bank USA.
The outcome of the statistical regression analysis can result in earnings volatility as the mark-to-market on derivatives that do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in earnings. For example, a 10 percent adverse change in the value of our derivatives that do not qualify as effective hedges would have reduced revenue by approximately $200 million for the year ended December 31, 2012.
For more information about our policies regarding the use of derivative instruments, see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” and Note 12, “Derivative Financial Instruments,” to the accompanying consolidated financial statements.
Long-term debt carried at fair value - We have elected the fair value option for certain issuances of our fixed rate debt in order to align our accounting treatment with that of HSBC under IFRSs. We believe the valuation of this debt is a critical accounting policy and estimate because valuation estimates obtained from third parties involve inputs other than quoted prices to value both the interest rate component and the credit component of the debt. In many cases, management can obtain quoted prices for identical or similar liabilities but the markets may not be active, the prices may not be current, or such price quotations may vary substantially either over time or among market makers. Changes in such estimates, and in particular the credit component of the valuation, can be volatile from period to period and may impact the total mark-to-market on debt designated at fair value recorded in our consolidated statement of income (loss). For example, a 10 percent change in the value of our debt designated at fair value would have resulted in a change to our reported mark-to-market of approximately $1.0 billion for the year ended December 31, 2012.
Debt securities - Debt securities, which include mortgage-backed securities and other asset-backed securities, are measured at fair value based on a third party valuation source using quoted market prices or, if not available, based on observable quotes

HSBC Finance Corporation

for similar securities or other valuation techniques (e.g., matrix pricing). For non-callable corporate securities, a credit spread scale is created for each issuer and added to the equivalent maturity U.S. Treasury yield to determine current pricing. The fair value measurements for mortgage-backed securities and other asset-backed securities are primarily obtained from independent pricing sources taking into account differences in the characteristics and the performance of the underlying collateral, such as prepayments and defaults. A determination is made as to whether adjustments to the observable inputs are necessary as a result of investigations and inquiries about the reasonableness of the inputs used and the methodologies employed by the independent pricing sources.
Receivables held for sale - Receivables held for sale are carried at the lower of amortized cost or fair value. The estimated fair value of our receivables held for sale is determined by developing an approximate range of value from a mix of various sources appropriate for the respective pools of assets. These sources include, among other items, value estimates from an HSBC affiliate reflecting their over-the-counter trading activity; value estimates from a third party valuation specialist's measurement of the fair value of a pool of receivables; forward-looking discounted cash flow models using assumptions we believe are consistent with those that would be used by market participants in valuing such receivables; and trading inputs from other market participants including observed primary and secondary trades.
Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables held for sale. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. We also may hold discussions on value directly with potential investors. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since some receivables pools may have unique features, the fair value measurement process uses significant unobservable inputs specific to the performance characteristics of the various receivable portfolios.
Changes in inputs, in particular in the rate of return that investors would require to purchase assets with the same characteristics and of the same credit quality, could significantly change the carrying amount of the receivables held for sale and related fair value adjustment recognized in the consolidated statement of income (loss). For example, a one percent decline in collateral values for real estate secured receivables held for sale coupled with a one percent increase in the rate of return for all receivables held for sale would have resulted in an estimated decrease of the carrying amount of receivables held for sale and related fair value adjustment (an unrealized loss as a result of the decrease in the fair value of the receivables) of approximately $125 million at December 31, 2012. See Note, 21, "Fair Value Measurements," in the accompanying consolidated financial statements for additional discussion including the valuation inputs used in valuing receivables held for sale as of December 31, 2012.
Deferred Tax Asset Valuation Allowance We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits and state net operating losses. Our deferred tax assets, net of valuation allowances, totaled $3.9 billion and $3.3 billion as of December 31, 2012 and 2011, respectively. We evaluate our deferred tax assets for recoverability considering negative and positive evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences and any carryback available. We are required to establish a valuation allowance for deferred tax assets and record a charge to earnings or shareholders' equity if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we estimate future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Because the recognition of deferred tax assets requires management to make significant judgments about future earnings, the periods in which items will impact taxable income and the application of inherently complex tax laws, we have identified the assessment of deferred tax assets and the need for any related valuation allowance as a critical accounting estimate.
Our analysis of the realizability of deferred tax assets considers any future taxable income expected from continuing operations, but relies to a greater extent on continued liquidity and capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. We are included in HSBC North America's consolidated U.S. Federal income tax return and in various combined state tax returns. We have entered into tax allocation agreements with HSBC North America and its subsidiary entities included in the consolidated return which govern the current amount of taxes to be paid or received by the various entities and, therefore, we look at HSBC North America and its affiliates, together with the tax planning strategies identified,

HSBC Finance Corporation

in reaching conclusions on recoverability. Absent capital support from HSBC and implementation of the related tax planning strategies, we would record a valuation allowance against our deferred tax assets.
The use of different assumptions of future earnings, the periods in which items will affect taxable income and the application of inherently complex tax laws can result in changes in the amounts of deferred tax items recognized, which can result in equity and earnings volatility because such changes are reported in current period earnings. Furthermore, if future events differ from our current forecasts, valuation allowances may need to be established or adjusted, which could have a material adverse effect on our results of operations, financial condition and capital position. We will continue to update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.
Our interpretations of tax laws are subject to examination by the Internal Revenue Service and state taxing authorities. Resolution of disputes over interpretations of tax laws may result in us being assessed additional income taxes. We regularly review whether we may be assessed such additional income taxes and recognize liabilities for such potential future tax obligations as appropriate.
Additional detail on our assumptions with respect to the judgments made in evaluating the realizability of our deferred tax assets and on the components of our deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 can be found in Note 13, “Income Taxes,” in the accompanying consolidated financial statements.
Contingent Liabilities Both we and certain of our subsidiaries are parties to various legal proceedings resulting from ordinary business activities relating to our current and/or former operations. Certain of these activities are or purport to be class actions seeking damages in significant amounts. These actions include assertions concerning violations of laws and/or unfair treatment of consumers. We have also been subject to various governmental and regulatory proceedings.
We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different from those estimates. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel.
Litigation and regulatory exposures represent key areas of judgment and are subject to uncertainty and certain factors outside of our control. Due to the inherent uncertainties and other factors involved in such matters, we cannot be certain that we will ultimately prevail in each instance. Such uncertainties impact our ability to determine whether it is probable that a liability exists and whether the amount can be reasonably estimated. Also, as the ultimate resolution of these proceedings is influenced by factors that are outside of our control, it is reasonably possible our estimated liability under these proceedings may change. We will continue to update our accruals for these legal, governmental and regulatory proceedings as facts and circumstances change. See Note 23, “Litigation and Regulatory Matters” in the accompanying consolidated financial statements.

HSBC Finance Corporation

Receivables Review

The table below summarizes receivables at December 31, 2012 and increases (decreases) over prior periods:

		Increases (Decreases) From
		December 31, 2011		December 31, 2010
	December 31, 2012	$	%	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$29,301	$(8,934)	(23.4)%	$(14,558)	(33.2)%
Second lien	3,638	(840)	(18.8)	(1,839)	(33.6)
Total real estate secured(1)	32,939	(9,774)	(22.9)	(16,397)	(33.2)
Personal non-credit card	—	(5,196)	(100.0)	(7,117)	(100.0)
Other	—	(3)	(100.0)	(3)	(100.0)
Total receivables(2)	$32,939	$(14,973)	(31.3)%	$(23,517)	(41.7)%

Receivables held for sale:
First lien real estate secured	$3,022	$3,022	100.0%	$3,018	100.0%
Personal non-credit card	3,181	3,181	100.0	3,181	100.0
Total receivables held for sale	$6,203	$6,203	100.0%	$6,199	100.0%

Total receivables and receivables held for sale:
Real estate secured:
First lien	$32,323	$(5,912)	(15.5)%	$(11,540)	(26.3)%
Second lien	3,638	(840)	(18.8)	(1,839)	(33.6)
Total real estate secured	35,961	(6,752)	(15.8)	(13,379)	(27.1)
Personal non-credit card	3,181	(2,015)	(38.8)	(3,936)	(55.3)
Other	—	(3)	(100.0)	(3)	(100.0)
Total receivables and receivables held for sale(3)(4)	$39,142	$(8,770)	(18.3)%	$(17,318)	(30.7)%

(1)
At December 31, 2012, 2011 and 2010, real estate secured receivables held for investment includes $2.1 billion, $5.9 billion and $5.1 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)
As discussed below, as a result of the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card receivables to held for sale, the trend for changes in receivable balances between December 31, 2012 and December 31, 2011 and 2010 reflects more than the change in the underlying receivables.

(3)	At December 31, 2012, 2011 and 2010, receivables and receivables held for sale includes $1.7 billion, $2.2 billion and $2.7 billion of stated income loans.

(4)
At December 31, 2012 and 2011, approximately 58 percent and 57 percent, respectively, of our real estate secured receivables and real estate secured receivables held for sale have been either modified and/or re-aged.

Real estate secured receivables  The significant decrease since December 31, 2011 and 2010 reflects the transfer to receivables held for sale of a portion of our real estate secured receivables as discussed above with a fair value of $3.3 billion at the time of transfer during the second quarter of 2012 as well as the continued liquidation of the real estate secured receivable portfolios. The liquidation rates in our real estate secured receivable portfolios continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.
Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As such, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed

HSBC Finance Corporation

loan-to-value ratios (“Refreshed LTVs”) for our real estate secured receivable portfolio held for investment are presented in the table below as of December 31, 2012 and 2011. The Refreshed LTVs at December 31, 2012 are not directly comparable to the amounts at December 31, 2011 as a result of the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012 which are carried at the lower of amortized cost or fair value.

	Refreshed LTVs (1)(2)(3)
	December 31, 2012		December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	37%	13%	38%	13%
80% ≤ LTV < 90%	17	10	16	10
90% ≤ LTV < 100%	16	16	17	16
LTV ≥ 100%(4)	30	61	29	61
Average LTV for portfolio	87	108	88	108

(1)
Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. For purposes of this disclosure, current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors. As a result, actual property values associated with loans that end in foreclosure may be significantly lower than the estimated values used for purposes of this disclosure.

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the December 31, 2012 and 2011 information in the table above reflects current estimated property values using HPIs as of September 30, 2012 and 2011, respectively. For periods during which there are declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes the purchased receivable portfolios which totaled $931 million and $1.1 billion at December 31, 2012 and 2011, respectively.

(4)	The following reflects the average Refreshed LTVs for loans with an LTV ratio greater than or equal to 100 percent:

	Refreshed LTVs(1)(2)
	December 31, 2012		December 31, 2011
	First Lien	Second Lien	First Lien	Second Lien
Average LTV for LTV>100%	119%	125%	119%	125%
Personal non-credit card receivables  As previously discussed, during the second quarter of 2012, we transferred our entire personal non-credit card receivable portfolio to receivables held for sale.
Receivables held for sale  Receivables held for sale at December 31, 2012 include our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies.

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
The following table provides quarterly information regarding our REO properties:

		Quarter Ended
	Full Year 2012	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Full Year 2011
Number of REO properties at end of period	2,914	2,914	2,619	2,792	3,066	3,446
Number of properties added to REO inventory in the period	6,697	1,688	1,458	1,644	1,907	10,957
Average loss on sale of REO properties(1)	6.3%	6.9%	5.0%	4.4%	8.3%	8.2%
Average total loss on foreclosed properties(2)	54.4%	53.4%	53.3%	53.5%	56.5%	55.5%
Average time to sell REO properties (in days)	172	163	168	165	192	185

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

Our methodology for determining the fair values of the underlying collateral as described above is continuously validated by comparing our net investment in the loan subsequent to charging the loan down to the lower of amortized cost or fair value of the collateral less cost to sell, or our net investment in the property upon completing the foreclosure process, to the updated broker's price opinion and once the collateral has been obtained, any adjustments that have been made to lower the expected selling price, which may be lower than the broker's price opinion. Adjustments in our expectation of the ultimate proceeds that will be collected are recognized as they occur based on market information at that time and consultation with our listing agents for the properties.
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During 2012, we added 6,697 properties to REO inventory, over half of which were loans for which we accepted the deed to the property in lieu of payment (“deed-in-lieu”). We expect the number of REO properties added to inventory may increase during 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines as discussed below.
The number of REO properties at December 31, 2012 decreased as compared to December 31, 2011. The volume of properties added to REO inventory continues to be slow as a result of the backlog in foreclosure activities driven by the temporary suspension

HSBC Finance Corporation

of foreclosures as discussed above, as well as continuing sales of REO properties during 2012. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states.
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
The average loss on sale of REO properties and the average total loss on foreclosed properties improved for full year 2012 as compared to full year 2011 as we had taken title by accepting a deed-in-lieu for a greater percentage of REO properties sold during the current year. Total losses on deed-in-lieu are typically lower than losses from REO properties acquired through the standard foreclosure process. Additionally, the decrease reflects less deterioration in housing prices during 2012, and in some markets, improvements in pricing, as compared to the prior year.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  In the following table which summarizes net interest income, interest expense includes $30 million, $95 million and $269 million during 2012, 2011 and 2010 that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations.

Year Ended December 31,	2012	%(1)	2011	%(1)	2010	%(1)
	(dollars are in millions)
Finance and other interest income	$3,423	7.14%	$4,122	7.11%	$4,941	7.09%
Interest expense	1,807	3.77	2,441	4.21	3,174	4.55
Net interest income	$1,616	3.37%	$1,681	2.90%	$1,767	2.54%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income decreased during 2012 reflecting lower average receivables as a result of receivable liquidation, partially offset by higher overall receivable yields as discussed below and lower interest expense due to lower average borrowings and lower average rates. Overall receivable yields increased during 2012 as receivable yields were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, overall receivable yields were essentially flat during 2012 as slightly higher real estate secured receivable yields and higher personal non-credit card receivable yields were largely offset by the impact of a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Yields in our real estate secured receivable portfolio increased slightly during 2012 due to changes in yield assumptions on receivables participating in payment incentive programs partially offset by a higher percentage of nonaccrual real estate secured receivables due to our earlier temporary suspension of foreclosure activities. Yields in our personal non-credit card receivable portfolio increased during 2012 due to a lower percentage of nonaccrual receivables as compared to the prior year.
The overall yield on all interest earning assets during 2012 was positively impacted by a shift in mix of interest earning assets to include a lower percentage of investments which have significantly lower yields than our receivable portfolios resulting from changes made in our overall investment strategy beginning in the fourth quarter of 2011, partially offset by the impact of investing the proceeds of the sale of our Card and Retail Services business in lower yielding interest bearing deposits with banks and securities purchased under agreements to resell for a period of time in 2012 before using the proceeds to pay down debt. Additionally, net interest income in 2011 benefited from an increase in our estimate of interest receivable relating to income tax receivables of $117 million due to the resolution of an issue with the Internal Revenue Service Appeals' Office during the second quarter of 2011 which was recorded as a component of finance and other interest income.

HSBC Finance Corporation

Net interest income decreased during 2011 reflecting lower average receivables as a result of receivable liquidation and lower overall receivable yield driven by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. These decreases were partially offset by an increase in our estimate of interest receivable relating to income tax receivables which totaled $117 million during 2011 as discussed above. The decrease in net interest income was partially offset by lower interest expense due to lower average borrowings and lower average rates.
As discussed above, we experienced a lower overall receivable yield in our receivable portfolio during 2011. Yields in our real estate secured receivable portfolio were essentially flat during 2011 as the positive impact of lower levels of nonaccrual receivables during the year were offset by increased participation in payment incentive programs during 2011 as well as an adjustment of approximately $60 million in 2011, principally related to prior years, relating to the process used to determine the amount of deferred income under these programs. Yields in our personal non-credit card receivable portfolio increased during 2011 reflecting the impact of lower levels of nonaccrual receivables.
Net interest margin was 3.37 percent in 2012, 2.90 percent in 2011 and 2.54 percent in 2010. Net interest margin in 2012 was impacted by the transfer of receivables to held for sale during the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average interest earning assets while interest income otherwise remains the same. Net interest margin in 2011 was impacted by the estimated interest receivable relating to income tax receivables as discussed above. Excluding the impact of these items from the appropriate periods, net interest margin increased 59 basis points in 2012 driven by a lower cost of funds as a percentage of average interest earning assets as overall receivable yields were essentially flat as discussed above. Excluding the impact of these items from the appropriate periods, net interest margin increased 17 basis points in 2011 driven by a lower cost of funds as a percentage of average interest earning assets, partially offset by the impact of lower overall receivable yields as discussed above.
The following table reflects the significant trends affecting the comparability of net interest income and net interest margin:

	2012		2011
Net interest income/net interest margin from prior year	$1,681	2.90%	$1,767	2.54%
Impact to net interest income resulting from:
Lower asset levels	(554)		(863)
Receivable yields:
Receivable pricing and mix	(13)		(257)
Impact of nonaccrual receivables	(37)		124
Volume and rate impact of modified loans	11		62
Interest related to income tax receivables	(114)		111
Non-insurance investment income (rate and volume)	(11)		3
Asset mix	13		(39)
Cost of funds (rate and volume)	634		733
Other	6		40
Net interest income/net interest margin for current year	$1,616	3.37%	$1,681	2.90%
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
Provision for Credit Losses  The provision for credit losses associated with our various loan portfolios is summarized below. The provision for credit losses may vary from year to year depending on a variety of factors including product mix, the transfer of receivables to held for sale and the credit quality of the loans in our portfolio including historical delinquency roll rates, portfolio seasoning, customer account management policies and practices, risk management/collection policies and practices related to our loan products, economic conditions such as national and local trends in housing markets and interest rates and changes in laws and regulations.
The following table summarizes provision for credit losses by product:

HSBC Finance Corporation

Year Ended December 31,	2012	2011	2010
	(in millions)
Provision for credit losses:
Real estate secured	$2,209	$3,985	$3,915
Personal non-credit card	15	433	1,431
	$2,224	$4,418	$5,346
Our provision for credit losses decreased during 2012 as compared to the prior year as discussed below:

•
The provision for credit losses for real estate secured loans decreased significantly during 2012 reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent, improved credit quality and lower volumes of new TDR Loans during 2012. The decrease also reflects, in part, the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses during 2012 was partially offset by the change in the loss emergence period used in our roll rate migration analysis as previously discussed, which increased the provision for credit losses during the fourth quarter of 2012 by approximately $350 million. The decrease in the provision for credit losses for 2012 also reflects the impact of lower reserve requirements on TDR Loans as greater percentage of TDR Loans are carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed.

•
The provision for credit losses for our personal non-credit card receivables decreased significantly during 2012. As discussed above, at June 30, 2012 we transferred our entire personal non-credit card receivable portfolio to receivables held for sale which resulted in a cumulative lower of cost or fair value adjustment of which $112 million related to credit and was recorded as a component of provision for credit losses during 2012. Subsequent to the transfer to held for sale, no further provision for credit losses are recorded on these receivables. The provision for credit losses during the second half of 2012 also reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale as well as $81 million of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables as previously discussed. The decrease also reflects lower receivable levels and improved credit quality including lower delinquency levels and lower loss estimates prior to reclassification to held for sale.

Net charge-off dollars totaled $2.6 billion during 2012 compared to $4.0 billion during 2011. The decrease reflects the impact of the transfer of our personal non-credit card receivable portfolio as well as certain real estate secured receivables to held for sale as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. The decrease also reflects lower receivable levels and lower delinquency levels on accounts less than 180 days contractually delinquent as well as lower levels of personal bankruptcy filings and improvements in economic conditions. See “Credit Quality” for further discussion of our net charge-offs.
Credit loss reserves at December 31, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. As a result, credit loss reserves at June 30, 2012 and forward are only associated with real estate secured receivables held for investment. Excluding the impact of these transfers of receivables to held for sale, credit loss reserves decreased as compared to December 31, 2011 due to lower receivable levels, improved credit quality, including lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements for TDR Loans, partially offset by the impact of the changes to the loss emergence period used in our roll rate migration analysis as discussed previously. Reserve requirements on TDR Loans were lower at December 31, 2012 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell, partially offset by updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed. The provision as a percent of average receivables was 5.63 percent in 2012 and 8.54 percent in 2011. See “Credit Quality” for further discussion of credit loss reserves.
We anticipate delinquency and charge-off levels will remain under pressure during 2013 as the U.S. economic environment continues to impact our business and foreclosure delays, resulting in part from our earlier decision to temporarily suspend foreclosure

HSBC Finance Corporation

activities, continue to impact our delinquency levels. The magnitude of these trends will largely be dependent on the nature and extent of the economic recovery, including unemployment rates and a recovery in the housing markets.
As previously discussed, our provision for credit losses during 2011 included approximately $766 million for real estate secured receivables and approximately $159 million for personal non-credit card receivables recorded in the third quarter of 2011 related to the adoption of new accounting guidance related to TDR Loans. Therefore, the provision for credit losses is not comparable to prior reporting periods. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Additionally, as previously discussed during the third quarter of 2011 we also reviewed our existing models for determining credit loss reserves, which resulted in a net increase to our provision for credit losses of approximately $175 million. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion of the enhancements made to our credit loss reserve estimation process.
Excluding the impact of the adoption of the new Accounting Standards Update and the enhancements made to our credit loss reserve estimation process during the third quarter of 2011 discussed above, our overall provision for credit losses decreased significantly during 2011 as discussed below.

•
The provision for credit losses for real estate secured receivables decreased $871 million during 2011. The decrease reflects lower balances outstanding as the portfolios continue to liquidate and lower charge-off levels. These decreases were partially offset by higher expected losses on TDR Loans. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as discussed above.

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
In 2011, we increased our credit loss reserves as the provision for credit losses was $440 million higher than net charge-offs. Excluding the impact of adopting new accounting guidance on TDR Loans and the enhancements made to our credit loss reserve estimation process as previously discussed, the provision for credit losses was $660 million lower than net charge-offs reflecting lower receivable levels, lower overall delinquency levels and improvements in economic conditions. The provision as a percent of average receivables was 8.54 percent in 2011 and 8.50 percent in 2010. Excluding the impact of adopting new accounting guidance on TDR Loans as previously discussed, the provision as a percentage of average receivables would have decreased 209 basis points in 2011 as compared to 2010. See “Credit Quality” for further discussion of credit loss reserves.
See “Critical Accounting Policies,” “Credit Quality” and “Analysis of Credit Loss Reserves Activity” for additional information regarding our loss reserves. See Note 6, “Credit Loss Reserves” in the accompanying consolidated financial statements for additional analysis of loss reserves.
Other Revenues  The following table summarizes other revenues:

Year Ended December 31,	2012	2011	2010
	(in millions)
Derivative related income (expense)	$(207)	$(1,146)	$(379)
Gain (loss) on debt designated at fair value and related derivatives	(449)	1,164	741
Servicing and other fees from HSBC affiliates	35	20	36
Lower of amortized cost or fair value adjustment on receivables held for sale	(1,529)	1	2
Other income	31	101	84
Total other revenues	$(2,119)	$140	$484
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

HSBC Finance Corporation

Year Ended December 31,	2012	2011	2010
	(in millions)
Net realized gains (losses)	$(75)	$(77)	$(206)
Mark-to-market on derivatives which do not qualify as effective hedges	(152)	(1,104)	(188)
Ineffectiveness	20	35	15
Total	$(207)	$(1,146)	$(379)
Derivative related income (expense) improved during 2012. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At December 31, 2012, we had $6.2 billion of interest rate swaps of which $5.6 billion were outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. These non-qualifying hedges were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 12.9 years. During 2012 we terminated $3.0 billion of these non-qualifying hedges. In January 2013, we further reduced this portfolio by terminating $2.4 billion of these non-qualifying hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets.
An overall decrease in long-term U.S. interest rates during 2012 resulted in a loss on the mark-to-market on this portfolio of swaps during the year. While long-term U.S. interest rates were also falling during 2011, the decrease in long-term U.S. rates was more pronounced in 2011 than during the current year. Net realized losses during 2012 reflects the impact of falling short-term U.S. interest rates, partially offset by net realized gains recognized during the second quarter of 2012 as a result of the termination of approximately $3.0 billion of non-qualifying receive fixed/pay variable interest rate swaps. Ineffectiveness income during 2012 reflects changes in the market value of our cash flow and fair value hedges due to decreases in overall interest rates during the year.
Derivative related income (expense) deteriorated significantly during 2011. At December 31, 2011, we had $10.4 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by PVBP. Of these non-qualifying hedges, $6.9 billion were longer-dated pay fixed/receive variable interest rate swaps with an average life of 12.6 years and $3.5 billion were shorter-dated receive fixed/pay variable interest rate swaps with an average life of 3.2 years. Falling long-term interest rates during 2011 had a negative impact on the mark-to-market on this portfolio of swaps. Net realized losses were lower during 2011 as a result of lower losses on terminations of non-qualifying hedges during the year. Ineffectiveness income and expense during 2011 was driven by changes in the market value of our cash flow and fair value hedges due to decreases in U.S and foreign interest rates.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the year ended December 31, 2012 or any prior periods should not be considered indicative of the results for any future periods.
Gain (loss) on debt designated at fair value and related derivatives reflects fair value changes on our fixed rate debt accounted for under FVO as well as the fair value changes and realized gains (losses) on the related derivatives associated with debt designated at fair value. The loss on debt designated at fair value and related derivatives during 2012 primarily reflects the impact of an overall tightening of our credit spreads during 2012. The gain on debt designated at fair value and related derivatives during 2011 reflects the impact of falling U.S. interest rates and a widening of credit spreads during the year. See Note 11, “Fair Value Option,” in the accompanying consolidated financial statements for additional information, including a break out of the components of the gain (loss) on debt designated at fair value and related derivatives.
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates increased during 2012 primarily due to higher rental revenue from HTSU as a result of changes in rental rate allocations which took effect during the second quarter of 2012. Servicing and other fees from HSBC affiliates decreased during 2011 primarily due to lower rental revenue due to lower office and

HSBC Finance Corporation

administrative costs as a result of entity-wide initiatives to cut costs and lower levels of real estate secured receivables being serviced for HSBC Bank USA as the portfolio continues to liquidate.
Lower of amortized cost or fair value adjustment on receivables held for sale in 2012 reflects the non-credit related portion of the lower of amortized cost or fair value adjustment recorded in 2012 totaling $1.5 billion recorded as a result of the transfer of certain real estate secured receivables and our entire personal non-credit card receivable portfolio to receivables held for sale during the second quarter of 2012 as previously discussed. See Note 7, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income decreased during 2012 due to lower credit insurance commissions, an increase in the estimated repurchase liability for receivables sold by Decision One Mortgage LLC in prior years as well as a reversal during the first quarter of 2012 of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded. The decrease in other income during 2011 primarily reflects lower gains on sales of miscellaneous commercial assets.
Operating Expenses  The following table summarizes operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily been reduced in line with the run-off of our loan portfolio, which will continue in future periods.

Year Ended December 31,	2012	2011	2010
	(in millions)
Salaries and employee benefits	$183	$158	$234
Occupancy and equipment expenses, net	44	51	55
Real estate owned expenses	90	206	274
Other servicing and administrative expenses	487	570	372
Support services from HSBC affiliates	310	270	241
Operating expenses	$1,114	$1,255	$1,176
Compliance costs were a growing component of our operating expenses in 2012, increasing from $58 million in 2011 to $224 million in 2012, primarily within other servicing and administrative expenses. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements, our recent agreement with the Federal Reserve to cease the Independent Foreclosure Review will positively impact compliance cost in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
Salaries and employee benefits increased during 2012. The increase in 2012 includes $17 million associated with our supplemental retirement plan due to a number of large lump-sum payments made during the third quarter which triggered a settlement charge. The increase also reflects increased staffing related to processing foreclosures as well as compliance matters, partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs. Salaries and employee benefits decreased during 2011 as a result of the reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net decreased in 2012 and 2011 reflecting the impact of the continuing reduced scope of our business operations.
Real estate owned expenses decreased during 2012 and 2011 due to lower holding costs for REO properties due to a decrease in the number of REO properties held during the year resulting from a continuing trend of sales of REO properties outpacing the number of REO properties added to inventory due to our earlier temporary suspension of foreclosure activities. The decrease in 2012 and 2011 also reflects a greater mix of REO properties sold for which we had accepted a deed-in-lieu and in 2012 also reflects a shorter time to sell the properties, both of which results in lower losses. Additionally, the decrease in 2012 reflects lower losses on sales of REO properties due to fewer REO properties being sold during 2012 as fewer REO properties were available for sale as a result of the temporary suspension of foreclosure activities.
Other servicing and administrative expenses in 2012 and 2011 included expenses related to mortgage servicing matters of $85 million and $157 million, respectively, and in 2011 other servicing and administrative expenses also included higher legal reserves reflecting increased exposure estimates on litigation of $150 million. Excluding these items from the periods presented, other servicing and administrative expenses were higher during 2012 reflecting higher fees for consulting services and other expenses related to compliance matters, partially offset by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including lower third party collection costs as sales of charged-off accounts to third parties increased. The increase in other servicing and administrative expenses in 2011 reflect the higher legal reserves discussed above as well as higher fees for consulting services and other expenses related to compliance matters, partially offset by the continuing reduction in the scope of our business operations and the impact of entity wide initiatives to reduce costs, including lower third party collection costs as our receivable portfolios continue to run-off.

HSBC Finance Corporation

Support services from HSBC affiliates increased during 2012 reflecting higher allocations from HTSU for support services largely due to changes in rental rate allocations which took effect during the second quarter of 2012 and increased compliance costs, partially offset by lower fees for servicing real estate secured receivables. Support services from HSBC affiliates during 2011 reflect higher technology operational support costs provided by HTSU and a higher allocation of compliance and utility expenses. These increases were partially offset by lower expenses for services provided by an affiliate outside the U.S. due to a decrease in offshore personnel headcount during 2011 driven by cost containment measures and overall organizational restructuring.
Efficiency Ratio Our efficiency ratio from continuing operations was (235.5) percent in 2012 compared to 65.5 percent in 2011 and 46.7 percent in 2010. Our efficiency ratio from continuing operations during all periods was impacted by the change in the fair value of debt and related derivatives for which we have elected fair value option accounting. Additionally, in 2012 the efficiency ratio was impacted by the initial lower of amortized cost or fair value adjustment recorded on receivables transferred to held for sale during June 2012 as discussed above. Excluding these items from the periods presented, our efficiency ratio remained elevated during 2012 due to lower net interest income, partially offset by improvements in derivative related income (expense) and lower operating expenses. Excluding these items from the periods presented, our efficiency ratio deteriorated significantly in 2011 reflecting lower other revenues driven by lower derivative related income and lower net interest income driven by portfolio liquidation while operating expenses increased as discussed above.
Income taxes  Our effective tax rates for continuing operations were as follows:

Year Ended December 31,	Effective Tax Rate
2012	(36.9)%
2011	(38.1)
2010	(36.3)
The effective tax rate in 2012 was impacted by correcting prior year deferred tax errors in the current year, an increase in valuation allowance on states with net operating loss carryforward periods of 15 to 20 years, a decrease in tax reserves relating to the conclusion of state audits and expiration of state statutes of limitations, and corrections to the current tax liability account. The effective tax rate in 2011 was impacted by the non-deductible portion of the accrual relating to mortgage servicing matters, deferred tax prior period adjustments, the release of a valuation allowance previously established on foreign tax credits, an increase in the valuation allowance on state deferred taxes, as well as an increase in uncertain tax positions. The effective tax rate in 2010 was impacted by amortization of purchase accounting adjustments on leveraged leases that matured in December 2010, deferred tax validations, and a change in uncertain tax positions. The effective tax rate in all periods was also impacted by state taxes, including states where we file combined unitary state tax returns with other HSBC affiliates. See Note 13, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.

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
As previously discussed in Note 3, “Discontinued Operations,” during the second quarter we began reporting our Insurance and Commercial businesses, which had previously been included in the “All Other” caption, as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the second quarter 2012, the results of our Insurance and Commercial businesses are not included in our segment reporting.
The All Other caption includes our corporate and treasury activities, which includes the impact of FVO debt. Each of these falls below the threshold tests under segment reporting accounting principles for determining reportable segments. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. With the sale of our Card and Retail Services business completed on May 1, 2012 and upon the completion of the sale of our Insurance business as more fully discussed in Note 3, “Discontinued Operations,” our corporate and treasury activities will solely be supporting our Consumer segment. As a result, beginning in 2013 we will report these activities within the Consumer Segment and no longer report an “All Other” caption within segment reporting.

HSBC Finance Corporation

We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis (“IFRSs Basis”) as operating results are monitored and reviewed, trends are evaluated and decisions about allocating resources such as employees are made almost exclusively on an IFRSs Basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting other than the items discussed above as compared with the presentation in our 2011 Form 10-K.
Consumer Segment  The following table summarizes the IFRS Basis results for our Consumer segment for the years ended December 31, 2012, 2011 and 2010.

Year Ended December 31,	2012	2011	2010
	(dollars are in millions)
Net interest income	$2,350	$2,456	$2,326
Other operating income	(11)	(48)	(30)
Total operating income	2,339	2,408	2,296
Loan impairment charges	2,556	4,911	5,692
Net interest income and other operating income after loan impairment charges	(217)	(2,503)	(3,396)
Operating expenses	984	1,021	883
Loss before tax	$(1,201)	$(3,524)	$(4,279)
Net interest margin	5.28%	4.72%	3.69%
Efficiency ratio	42.1	42.4	38.5
Return (after-tax) on average assets	(1.8)	(4.5)	(4.4)
Balances at end of period:
Customer loans	$37,496	$48,075	$56,725
Assets	40,215	46,859	57,531
2012 loss before tax compared to 2011 Our Consumer segment reported a lower loss before tax during 2012 due to lower loan impairment charges, lower operating expenses and higher other operating income, partially offset by lower net interest income.
Loan impairment charges were significantly lower during 2012 as discussed below.

•
Loan impairment charges for the real estate secured loan portfolios decreased significantly during 2012 as compared to 2011. During 2011 loan impairment charges included higher estimated costs to obtain the underlying property securing the loan and the impact of discounting estimated future amounts to be received on real estate secured loans which have been written down to fair value less cost to obtain and sell the collateral as well as foreclosure delays on real estate secured loans which resulted in higher reserve requirements during 2011 due to the delay in the timing of estimated cash flows to be received. The decrease during 2012 also reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates due to lower delinquency levels as compared to the prior year. Loan impairment charges during 2012 and 2011 were impacted by the discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral, although the impact was higher in 2011. The decrease in loan impairment charges was partially offset by an incremental loan impairment charge of approximately $200 million during the fourth quarter of 2012 associated with the completion of a review which concluded that the estimated average period of time from current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) under IFRSs. The decrease in 2012 was also partially offset by higher reserve requirements for impaired loans due to changes in expectations in prepayment speeds and yield assumptions used in the discounted cash flow methodology.

•
Loan impairment charges for personal non-credit card loans were essentially flat as compared to the prior year period as the impact of lower loan balances was offset by a lower benefit from improved credit quality than during 2011.

In addition to the above discussion, loan impairment charges during 2011 were impacted by changes to the provisioning methodology for loans subject to forbearance and improvements to the segmentation of the loan portfolio as well as other refinements as discussed more fully below. The impact of these assumption changes resulted in a net incremental loan impairment charge during 2011 of approximately $150 million.
During 2012, loan impairment charges were $320 million lower than net charge-offs while loan impairment charges were $758 million greater than net charge-offs during 2011. During 2012, we decreased credit loss reserves to $4.4 billion from $5.9 billion

HSBC Finance Corporation

reflecting the impact of the transfer of personal non-credit card loans to loans held for sale which had credit loss reserves totaling $705 million at the time of transfer. Loans held for sale and the associated credit loss reserves are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale. The decrease in credit loss reserves also reflects the lower overall delinquency levels in 2012 due to improvements in economic conditions. The decrease in credit loss reserves was partially offset by higher reserve requirements for impaired loans due to updates in prepayment speeds and yield assumptions used in the discounted cash flow methodology.
As discussed previously, we have decided to sell our entire portfolio of personal non-credit card loans and a pool of real estate secured loans, although the real estate secured loans do not yet qualify for classification as held for sale under IFRSs. Assuming these transactions had occurred on December 31, 2012, based on market values at that time, we would have recorded a loss of approximately $1.0 billion.
Net interest income decreased during 2012 primarily due to lower average loan levels as a result of loan liquidation and higher overall loan yields, partially offset by lower interest expense. Higher overall loan yields reflect higher yields in our real estate secured loan portfolio due to changes in yield assumptions on receivables participating in payment incentive programs, partially offset by higher levels of impaired real estate secured loans. Higher yields in our personal non-credit card loan portfolio reflect lower levels of impaired personal non-credit card loans. While overall loan yields increased, overall loan yields continued to be negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Additionally, during 2012, the overall yield in our loan portfolio was also negatively impacted by lower income recognition associated with the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. Lower interest expense during 2012 reflects lower average borrowings. Net interest margin decreased during 2012 reflecting lower loan yields as discussed above, partially offset by a lower cost of funds as a percentage of average interest earning assets.
Other operating income improved slightly during 2012 as lower losses on REO properties were offset by lower credit insurance commissions and by a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which we estimate will be refunded. Lower losses on REO properties during 2012 reflects fewer REO property sales during 2012 due to fewer REO properties available for sale as a result of our earlier temporary suspension of foreclosure activities.
Operating expenses during 2012 and 2011 were impacted by expenses of $85 million and $197 million, respectively, relating to mortgage servicing matters. Excluding the impact of these items in the periods presented, operating expenses increased during 2012 due to higher fees for consulting services and increased expenses relating to compliance matters, partially offset by lower holding costs on REO properties and lower third party collection costs as sales of charged-off accounts to third parties increased. Lower holding costs on REO properties reflects a significant decrease in the number of outstanding REO properties due to the temporary suspension of foreclosure activities previously discussed.
The efficiency ratio improved during 2012 due to lower operating expenses, partially offset by lower net interest income as discussed above.
ROA improved during 2012 primarily driven by lower loan impairment charges, partially offset by the impact of lower average assets.
2011 loss before tax compared to 2010 Our Consumer segment reported a lower loss before income taxes due to lower loan impairment charges and higher net interest income, partially offset by higher operating expenses and lower other operating income.
During 2011, HSBC adopted a revised disclosure convention for impaired loans and advances. This revised disclosure convention impacted the classification of loans and advances in HSBC’s geographical regions with material levels of forbearance activity for which our portfolio was included. The revision introduces a more stringent approach to classification of renegotiated loans as impaired. Management believes that the revised approach better reflects the nature of risks and inherent credit quality in our loan portfolio. The approach also reflects developments in industry disclosure best practice, including guidance provided by the Financial Services Authority, the regulator of all financial services in the United Kingdom, as well as a refinement of loan segmentation. As a result of this review, we reported impaired loans of $19.3 billion at December 31, 2011 which was $12.2 billion higher than what otherwise would have been reported. The key drivers of the increase in impaired loans of $12.2 billion are as follows:

HSBC Finance Corporation

New Impaired Loan Volume
(in billions)
Re-aged loans (other than first-time, early stage delinquency re-ages) less than 90 days past due which had not demonstrated a history of repayment performance against the original contractual terms for at least 12 months	$5.2
Temporarily modified loans less than 90 days past due which had not demonstrated a history of repayment performance for typically 18 months after the modification date	5.6
Partially written-off loans, which as a result of further payments by the borrower, were less than 90 days past due	1.2
Loans in the process of modification, which have not yet met the number of required payments to qualify (trial modifications)	.1
Unsecured bankrupt loans, which are less than 90 days past due	.1
Total	$12.2
In the third quarter of 2011, we refined our loan classification methodology to provide greater differentiation of loans based on their credit risk characteristics. This review was performed as a result of the Company’s adoption of Clarifications to Accounting for Troubled Debt Restructures by Creditors and because an increasing percentage of the portfolio has been subject to forbearance in recent periods with the closure of the portfolio to new business. It was determined that the segmentation of the portfolio should be improved to better reflect the credit characteristics of forbearance cases. This re-segmentation also included a review of certain processes for recognizing and measuring impairment allowances under IFRSs, including changes to the provisioning methodology for loans subject to forbearance to measure the cash flows attributable to the credit loss events which occurred before the reporting date and improved assumptions about default rates for the purposes of measuring impairment allowances. The increase to our population of impaired loans and the refinements to our provisioning methodologies resulted in a net incremental loan impairment charge of approximately $150 million at the time of implementation during the third quarter of 2011. As part of this process, we also incorporated improved assumptions about loss severity rates for purposes of measuring impairment allowances which resulted in approximately an additional $55 million loan impairment charge.
Historically, severity estimates were determined based on the average total losses incurred at the time the loans were transferred to Real Estate Owned (“REO”). Due to the significant reduction in loans transferred to REO during 2011, as a result of foreclosure delays and concentrations in the mix of loans transferring to REO in certain states that are no longer representative of our portfolio of loans requiring credit loss reserves, we determined that the best estimate of severity should be based on a rolling average of several months recent data using the most recently available information. As part of this review, we also increased the granularity of certain segments used to establish impairment provisions to include specific characteristics of the portfolios such as year of origination, location of the property and underlying economic factors affecting the location in which the property is located. Segmenting the portfolio based on these risk characteristics provides greater risk differentiation based on the underlying trends in our portfolio. We believe these enhancements to the credit loss reserve estimation process were responsive to the changing environment and will result in credit loss reserves that will be more responsive to the changing portfolio characteristics in the future as the loan portfolio continues to run-off.
Excluding the impact of the net incremental loan impairment charges of approximately $150 million during the third quarter of 2011 as discussed above, our loan impairment charges remained lower during 2011 as discussed below.

•
Loan impairment charges for the real estate secured loans decreased during 2011. The decrease reflects lower balances outstanding as the portfolios continue to liquidate as well as lower charge-off levels. These decreases were partially offset by higher estimated costs to obtain the underlying property securing the loan and the impact of discounting estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral on real estate secured loans which resulted in higher reserve requirements due to the delay in the timing of estimated cash flows to be received driven by foreclosure delays. Additionally, loan impairment charges were negatively impacted by lower estimated cash flows from impaired loans due to an increase in estimated severity and other changes in assumptions. Also contributing to the decrease was lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent, which in our total reported contractual delinquency for real estate secured receivables was largely offset by an increase in late stage delinquency, reflecting the continuing impact from foreclosure delays as discussed above.

•
Loan impairment charges for personal non-credit card loans decreased during 2011 reflecting lower loan, delinquency and charge-off levels due to improved credit quality and lower reserve requirements on impaired loans.

During 2011, loan impairment charges were $758 million greater than net charge-offs reflecting the higher reserve requirements on impaired loans as discussed above and higher reserve requirements relating to the discounting of future cash flows related to foreclosure delays. During 2011, we increased credit loss reserves to $5.9 billion of which approximately $205 million reflects the impact of the review of our methodology in the third quarter of 2011 as discussed above. Excluding these items, credit loss

HSBC Finance Corporation

reserves were still higher as compared to December 31, 2010 reflecting higher loss estimates related to deterioration in credit quality for real estate secured loans reflecting, in part, the impact of continuing high unemployment levels, higher estimated costs to obtain the underlying property securing the loan and higher reserve requirements due to the discounting of future cash flows related to foreclosure delays, partially offset by lower loan levels and lower overall dollars of delinquency as compared to December 31, 2010.
Net interest income increased during 2011 primarily due to higher yields for real estate secured and personal non-credit card loans and lower interest expense, partially offset by lower average loan levels as a result of loan liquidation. The higher yields in our real estate secured and personal non-credit card loan portfolios reflect the impact of lower levels of nonperforming loans as well as higher income recognition associated with the discounting of the estimated future cash flows associated with real estate secured loans due to the passage of time, partially offset by increased participation in payment incentive programs during 2011 as well as the impacts of correcting prior period effective interest rate estimates in the current year of approximately $185 million. As yields vary between loan products, overall loan yields were negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Lower interest expense during 2011 reflects lower average borrowings. Additionally, lower interest expense also reflects changes in our internal funding strategies to better match the lives of our loan portfolio with our external funding which has resulted in lower average rates. Net interest margin increased in 2011 reflecting the higher loan yields as discussed above as well as a lower cost of funds as a percentage of average interest earning assets.
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
Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	December 31, 2012	Increases (Decreases) From
		December 31, 2011		December 31, 2010
		$	%	$	%
	(dollars are in millions)
Loans:
Real estate secured	$37,496	$(5,213)	(12.2)%	$(11,826)	(24.0)%
Personal non-credit card	—	(5,366)	(100.0)	(7,403)	(100.0)
Total loans	$37,496	$(10,579)	(22.0)%	$(19,229)	(33.9)%
Loans held for sale:
Personal non-credit card	$3,420	$3,420	100.0%	$3,420	100.0%
Total loans and loans held for sale:
Real estate secured	$37,496	$(5,213)	(12.2)%	$(11,826)	(24.0)%
Personal non-credit card	3,420	(1,946)	(36.3)	(3,983)	(53.8)
Total loans and loans held for sale	$40,916	$(7,159)	(14.9)%	$(15,809)	(27.9)%
Customer loans decreased to $37.5 billion at December 31, 2012 as compared to $48.1 billion at December 31, 2011 and $56.7 billion at December 31, 2010. During the third quarter of 2012, our entire portfolio of personal non-credit card loans met the

HSBC Finance Corporation

IFRSs criteria to be classified as held for sale and are now reported within other assets net of impairment allowances. The decrease in our real estate secured loan portfolio reflects the continued liquidation of this portfolio which will continue going forward. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed.
See “Receivables Review” for a more detail discussion of the decreases in our receivable portfolios.
Reconciliation of Segment Results  As previously discussed, segment results are reported on an IFRS Basis. See Note 19, “Business Segments,” in the accompanying consolidated financial statements for a discussion of the differences between IFRSs and U.S. GAAP. For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties. Also see Note 19, “Business Segments,” in the accompanying consolidated financial statements for a reconciliation of our IFRS Basis segment results to U.S. GAAP consolidated totals.

Credit Quality

Credit Loss Reserves  We maintain credit loss reserves to cover probable incurred losses of principal, interest and fees. Credit loss reserves are based on a range of estimates and are intended to be adequate but not excessive. For loans which have been identified as troubled debt restructures, credit loss reserves are maintained based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable losses for consumer receivables which do not qualify as TDR Loans using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency, or buckets, and ultimately charge-off based upon recent historical performance experience of other loans in our portfolio. This migration analysis incorporates estimates of the period of time between a loss occurring and the confirming event of its charge-off. Loans with different risk characteristics are typically segregated into separate models and may utilize different periods of time for estimating the period of a loss occurring and its confirmation. This analysis also considers delinquency status, loss experience and severity and takes into account whether borrowers have filed for bankruptcy, or loans have been re-aged or are subject to modification. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. Delinquency status may be affected by customer account management policies and practices, such as the re-age of accounts or modification arrangements. When customer account management policies or changes thereto, shift loans that do not qualify as a TDR Loan from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that re-aged or modified accounts that do not qualify as a TDR Loan have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all of these calculations, this increase in roll rate will be applied to receivables in all respective delinquency buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors that may not be fully reflected in the statistical roll rate calculation or when historical trends are not reflective of current inherent losses in the portfolio. Portfolio risk factors considered in establishing loss reserves on consumer receivables include product mix, unemployment rates, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, the credit performance of second lien loans where the first lien loan that we own or service is 90 or more days contractually delinquent, economic conditions, such as national and local trends in housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables, such as natural disasters and global pandemics.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the different inherent loss characteristics in each of our products as well as customer account management policies and practices and risk management/collection practices. We also consider key ratios, including reserves as a percentage of nonaccrual receivables, reserves as a percentage of receivables and reserves as a percentage of net charge-offs. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.
Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated at least every 180 days. Typically, receivables written down to fair value less cost to sell did not require credit loss reserves. However as we began to see a pattern in 2011 for lower estimates of value after the more detailed property valuations are performed which include information obtained from a walk-through of the property after we have obtained title, we carry credit loss reserves for receivables written down to fair value less cost to sell to reflect an estimate of the likely additional loss following an interior appraisal of the property.

HSBC Finance Corporation

In establishing reserve levels, given the general decline in U.S. home prices that has occurred since 2007, we anticipate that losses in our real estate secured receivable portfolios will continue to be incurred with greater frequency and severity than experienced prior to 2007. As a result of these conditions, lenders have significantly tightened underwriting standards, substantially limiting the availability of alternative and subprime mortgages. As fewer financing options currently exist in the marketplace for home buyers, properties in certain markets are remaining on the market for longer periods of time which contributes to home price depreciation. For many of our customers, the ability to refinance and access equity in their homes is no longer an option. These housing market trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. We have considered these factors in establishing our credit loss reserve levels, as appropriate.
We historically have estimated probable losses for real estate secured receivables collectively evaluated for impairment which do not qualify as a troubled debt restructure using a roll rate migration as discussed above. This has historically resulted in the identification of a loss emergence period for these real estate secured receivables collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of losses in our credit loss reserves. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed in the third quarter of 2012, our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice. During the fourth quarter of 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during the fourth quarter of 2012, we increased credit loss reserves by approximately $350 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period. See Note 6, “Credit Loss Reserves,” in the accompanying consolidated financial statements for additional discussion.
As disclosed previously, during the third quarter of 2012 we began evaluating recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances. During the fourth quarter of 2012, we completed our analysis and now classify these receivables as TDR Loans which resulted in an increase in TDR Loans of $1.0 billion at December 31, 2012, of which 37 percent had been carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding the receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, these receivables are now reserved for using a discounted cash flow analysis which resulted in an increase in credit loss reserves during the fourth quarter of 2012 of approximately $40 million. See Note 5, “Receivables,” in the accompanying consolidated financial statements for additional information about TDR Loans.
The table below sets forth credit loss reserves for the periods indicated. The transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale has resulted in these receivables being carried at the lower of amortized cost or fair value and no longer have any associated credit loss reserves as previously discussed. Credit loss reserves and the related reserve ratios at December 31, 2012 in the table below are only associated with real estate secured receivables held for investment which creates a lack of comparability between credit loss reserves and the related reserve ratios for the historical periods.

At December 31,	2012	2011	2010	2009(5)	2008
	(dollars are in millions)
Credit loss reserves:(1)(3)	$4,607	$5,952	$5,512	$7,275	$9,781
Reserves as a percentage of:
Receivables(2)(4)	12.89%	11.62%	9.38%	9.97%	10.84%
Net charge-offs(4)	281.8	139.9	74.5	67.1	144.5
Nonaccrual receivables(2)(4)	140.1	81.0	76.9	87.4	93.6

(1)
At December 31, 2012, 2011 and 2010, credit loss reserves include $132 million, $425 million and $95 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed. We typically did not carry credit loss reserves for receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell at December 31, 2009 or 2008.

(2)
These ratios are significantly impacted at December 31, 2012, 2011, 2010 and 2009 by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented. As discussed above, the substantial majority of these receivables at June 30, 2012 along with our entire personal non-credit card receivable portfolio were reclassified to held for sale in the second quarter of 2012 and, therefore, are no longer included in these amounts as of December 31, 2012. As a result, the credit loss reserve ratios for December 31, 2012 are not comparable to the credit loss reserve ratios for the historical periods.

HSBC Finance Corporation

At December 31,	2012	2011	2010	2009
Reserves as a percentage of:
Receivables	13.35%	12.03%	10.54%	11.73%
Nonaccrual receivables	320.5	235.0	184.3	147.6

(3)
Reserves associated with accrued finance charges are reported within our total credit loss reserve balances noted above, although receivables, net charge-offs and nonaccrual receivables as reported generally exclude accrued finance charges. The reserve ratios presented in the table exclude any reserves associated with accrued finance charges.

(4)
Ratios exclude receivables, net charge-offs and nonaccrual receivables associated with receivable portfolios which are considered held for sale as these receivables are carried at the lower of amortized cost or fair value with no corresponding credit loss reserves.

(5)
In December 2009, we implemented changes to our charge-off policies for real estate secured and personal non-credit card receivables due to changes in customer behavior. Therefore, 2009 amounts are not comparable to 2008.

As discussed above, credit loss reserves at December 31, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and a substantial majority of our real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. Excluding the impact of these receivables held for sale and the associated credit loss reserves to receivables held for sale as discussed above, credit loss reserves decreased as compared to December 31, 2011 due to lower receivable levels, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements on TDR Loans, partially offset by the impact of the change in the emergence period as discussed above. Reserve requirements on TDR Loans were lower at December 31, 2012 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sale, partially offset by updates in prepayment speeds and yield assumptions in the second quarter of 2012 used in the discounted cash flow methodology as well as the classification during the fourth quarter of 2012 of certain bankrupt accounts as TDR Loans as previously discussed.
At December 31, 2012, 79 percent of our credit loss reserves are associated with TDR Loans held for investment which total $13.9 billion and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers incurred credit losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves and provisions for credit losses for TDR Loans for the year ended December 31, 2012 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.
At December 31, 2012, approximately $2.1 billion of our real estate secured receivable portfolio held for investment has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. In addition, approximately $12.4 billion of real estate secured receivables held for investment which are not carried at the lower of amortized cost or fair value of the collateral less cost to sell are considered TDR Loans which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at December 31, 2012, 44 percent of our real estate secured receivable portfolio held for investment have been written down to the lower of amortized cost or fair value of the collateral less cost to sell or are reserved for using a discounted cash flow analysis.
Credit loss reserves at December 31, 2011 increased as we recorded provision for credit losses greater than net charge-offs of $440 million during 2011. As previously discussed, during the third quarter of 2011 we recorded incremental credit loss reserves of approximately $766 million and $159 million for real estate secured receivables and personal non-credit card receivables, respectively, related to the adoption of new accounting guidance related to the identification and reporting of TDR Loans as TDR Loans are typically reserved for based on the present value of expected future cash flows discounted at the loans’ original effective interest rate which generally results in higher reserve requirements. Additionally, during the third quarter of 2011, we reviewed our existing models for determining credit loss reserves as previously discussed and as a result increased credit loss reserves by approximately $175 million. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion of the enhancements made to our credit loss reserve estimation process. Therefore, credit loss reserves at December 31, 2011 are not comparable to prior reporting periods. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of this new guidance and related impacts. Excluding the impact of the adoption of the new Accounting Standards Update and the enhancements made to our credit loss reserve estimation process during the third quarter of 2011, overall credit loss reserves were lower at December 31, 2011 as compared to the prior year as discussed below.

•
Credit loss reserves for real estate secured receivables were modestly lower driven by lower receivable levels, partially offset by the impact of lower receivable prepayments and continued high unemployment levels. Additionally, credit loss reserves were negatively impacted by higher reserve requirements for TDR Loans reflecting the impact of lower estimated

HSBC Finance Corporation

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

•
The decrease in credit loss reserve levels in our real estate secured receivable portfolio reflects lower receivable levels as the portfolio continues to liquidate and as compared to December 31, 2009, improvements in total loss severities largely as a result of an increase in the number of properties for which we accepted a deed-in-lieu and an increase in the number of short sales, both of which result in lower losses compared to loans which are subject to a formal foreclosure process for which average loss severities in 2010 have remained relatively flat to 2009 levels. The decrease also reflects the impact of an increase of $1.7 billion during 2010 of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell and, therefore, generally do not have credit loss reserves associated with them. Real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell are generally in the process of foreclosure and will remain in our delinquency totals until we obtain title to the property. Credit loss reserves also reflect lower delinquency levels as the delinquent balances migrate to charge-off and are replaced by lower levels of newly delinquent loans as the portfolio seasons, partially offset by higher loss estimates on recently modified loans. Additionally, reserve requirements for real estate secured TDR Loans decreased as compared to December 31, 2009 due to lower new TDR Loan volumes and lower expected loss rates as a larger percentage of our real estate TDR Loans are performing due to an increase in charge-off of non-performing real estate secured TDR Loans.

•
Credit loss reserve levels in our personal non-credit card portfolio decreased as a result of lower receivable levels including lower delinquency levels, partially offset by slightly higher reserve requirements on personal non-credit card TDR Loans due to increases in expected loss rates, partially offset by lower new TDR Loan volumes.

Credit loss reserves decreased significantly in 2009, largely as a result of a change in our charge-off policies during December 2009 which resulted in real estate secured receivables being written down to the lower of amortized cost or fair value of the collateral less cost to sell generally no later than the end of the month in which the account becomes 180 days contractually delinquent and personal non-credit card receivables are charged-off generally no later than the end of the month in which the account becomes 180 days contractually delinquent (collectively, the "December 2009 Charge-off Policy Changes.") The December 2009 Charge-off Policy Changes reduced loss reserve levels by $3.5 billion at December 31, 2009. Excluding the impact of this policy change, reserve levels would have increased to $10.7 billion in 2009, driven by higher loss estimates for Consumer Lending real estate secured receivables driven by higher delinquency levels and the impact of higher real estate secured troubled debt restructurings and higher reserve requirements associated with these receivables at both Consumer Lending and Mortgage Services. Excluding the impact of the December 2009 Charge-off Policy Changes, with the exception of our Consumer Lending real estate secured receivable portfolio, credit loss reserves were lower for all products as compared to December 31, 2008 reflecting lower dollars of delinquency and lower receivable levels. These decreases were partially offset by higher credit loss reserves in our Consumer Lending real estate secured receivable portfolio during 2009 due to the continued deterioration in the U.S. economy and housing markets, significantly higher unemployment rates, portfolio seasoning, higher loss severities and delays in processing foreclosures for real estate secured receivables as a result of backlogs in foreclosure proceedings and actions by local governments and certain states that have lengthened the foreclosure process.
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
Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels. As discussed above, the reserve ratios for December 31, 2012 are not comparable to the reserve ratios for the historical periods as a result of the transfer of our personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale.

HSBC Finance Corporation

Additionally, the reserve ratios for the year ended December 31, 2008 are not comparable to the other periods presented as these amounts are prior to the adoption of the December 2009 Charge-off Policy Changes.
Reserves as a percentage of receivables at December 31, 2012 are not comparable to December 31, 2011 or any other historical period as discussed above. Reserves as a percentage of receivables were higher at December 31, 2011 as compared to December 31, 2010 due to higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance related to TDR Loans during the third quarter of 2011, partially offset by the impact of lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent. This increase was also partially offset by a shift in mix in our receivable portfolio to higher levels of first lien real estate secured receivables which generally carry lower reserve requirements than second lien real estate secured and personal non-credit card receivables. This ratio in 2011 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $842 million as compared to December 31, 2010. Reserves as a percentage of receivables were lower at December 31, 2010 as compared to December 31, 2009 driven by significantly lower dollars of delinquency for all products as discussed more fully below which resulted in decreases in our credit loss reserves outpacing the decreases in receivable levels. This ratio in 2010 was also impacted by increases in the level of real estate secured receivables which have been written down to net realizable value less cost to sell. These written down receivables increased by $1.7 billion as compared to December 31, 2009. Additionally, the decrease also reflects a shift in mix in our receivable portfolio to higher levels of first lien real estate secured as discussed above. Reserves as a percentage of receivables at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) increased as compared to December 31, 2008 due to the lower receivable levels in 2009 as well as the impact of additional reserve requirements in our Consumer Lending business due to higher delinquency levels in our real estate secured receivable portfolios resulting from the economic conditions in 2009 and backlogs in foreclosure proceedings and actions by local governments and certain states which resulted in delays in processing foreclosures. Also contributing to the increase was the impact of higher real estate secured TDR Loans including higher reserve requirements associated with these receivables. Additionally, for 2009 as compared to 2008, reserves as a percentage of receivables were higher as a result of a shift in mix to higher levels of non-prime credit card receivables which carry a higher reserve requirement than prime credit card receivables.
Reserves as a percentage of net charge-offs at December 31, 2012 are not comparable to December 31, 2011 or any other historical period as discussed above. Reserves as a percentage of net charge-offs at December 31, 2011 increased significantly as compared to December 31, 2010 due to higher reserve levels on TDR Loans driven by the impact of adopting new accounting guidance related to TDR Loans during the third quarter of 2011 and significantly lower dollars of net charge-offs during 2011 as discussed more fully below. Reserves as a percentage of net charge-offs at December 31, 2010 increased as compared to December 31, 2009 as dollars of net charge-offs decreased at a faster pace than reserves largely due to higher reserve requirements on modified loans. Reserves as a percentage of net charge-offs for December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) increased as compared to December 31, 2008 as the increase in reserve requirements in our Consumer Lending business outpaced the increase in charge-offs in our Consumer Lending real estate secured receivable portfolio largely due to the delays and backlogs in foreclosure proceedings. Reserves as a percentage of net charge-offs were lower in 2008 than 2007 as the increase in charge-offs outpaced the increase in reserve levels. This is primarily due to a significant increase in reserves during 2007 due to growing delinquency in our real estate secured portfolio which migrated to charge-off in 2008.
Reserves as a percentage of nonperforming loans in 2012, 2011, 2010 and 2009 were impacted by nonperforming real estate secured receivables carried at fair value less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio, reserves as a percentage of nonperforming loans at December 31, 2012 were not comparable to December 31, 2011 or any other historical period as discussed above. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio for all periods, reserves as a percentage of nonperforming loans increased significantly at December 31, 2011 as compared to December 31, 2010 reflecting higher reserve levels on TDR Loans as discussed above and lower levels of nonperforming receivables as discussed more fully below. Excluding receivables carried at net realizable value less cost to sell from this ratio for both December 31, 2010 and 2009, reserves as a percentage of nonperforming loans increased during 2010 due to nonperforming personal non-credit card receivables decreasing at a faster pace than reserve levels due to higher loss estimates on bankrupt and TDR Loans as well as higher loss estimates for all products on recently modified loans. Reserves as a percentage of nonperforming loans at December 31, 2009 (excluding the impact of the December 2009 Charge-off Policy Changes) were lower as compared to December 31, 2008 as the majority of the increase in non-performing loans was in the first lien real estate secured receivable portfolio. First lien real estate secured receivables typically carry lower reserve requirements than second lien real estate secured and unsecured receivables.
See Note 6, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the years ended December 31, 2012, 2011 and 2010.
Delinquency and Charge-off Policies and Practices  Our delinquency and net charge-off ratios reflect, among other factors, changes in the mix of loans in our portfolio, the quality of our receivables, the average age of our loans, the success of our collection and customer account management efforts, general economic conditions such as national and local trends in housing markets, interest

HSBC Finance Corporation

rates, unemployment rates, any changes to our charge-off policies, transfers of receivables to held for sale and significant catastrophic events such as natural disasters and global pandemics. Levels of personal bankruptcies also have a direct effect on the asset quality of our overall portfolio and others in our industry.
Our credit and portfolio management procedures focus on risk-based pricing and ethical and effective collection and customer account management efforts for each loan. Our credit and portfolio management process is designed to give us a reasonable basis for predicting the credit quality of accounts although in a changing external environment this has become more difficult than in the past. This process is based on our experience with numerous marketing, credit and risk management tests. However, beginning in 2007 and continuing through 2012 we found consumer behavior has deviated from historical patterns due to the housing market deterioration, high unemployment levels and pressures from the economic conditions, creating increased difficulty in predicting credit quality. As a result, we have enhanced our processes to emphasize more recent experience, key drivers of performance, and a forward-view of expectations of credit quality. We also believe that our frequent and early contact with delinquent customers, as well as re-aging, modification and other customer account management techniques which are designed to optimize account relationships and home preservation, are helpful in maximizing customer collections on a cash flow basis and have been particularly appropriate in the unstable market. See Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for a description of our charge-off and nonaccrual policies by product.
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
The table below summarizes dollars of two-months-and-over contractual delinquency for receivables and receivables held for sale and two-months-and-over contractual delinquency as a percent of consumer receivables and receivables held for sale (“delinquency ratio”). Dollars of delinquency and the delinquency ratio have been impacted by the transfer during the second quarter of 2012 of our entire personal non-credit card receivable portfolio and a pool of certain real estate secured receivables to held for sale as previously discussed which has resulted in these receivables being carried at the lower of amortized cost or fair value. As a result, dollars of delinquency and the delinquency ratios at December 31, 2012, September 30, 2012 and June 30, 2012 in the table below are not comparable to the amounts presented for the historical periods.

HSBC Finance Corporation

	2012				2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
			(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell(1)	$3,960	$3,929	$3,710	$5,095	$4,843	$4,417	$4,227	$4,149
Remainder:
Collectively evaluated for impairment	496	607	682	837	1,298	1,694	1,983	2,015
Individually evaluated for impairment(2)	1,714	1,793	1,757	1,801	1,964	1,652	836	894
Total remainder	2,210	2,400	2,439	2,638	3,262	3,346	2,819	2,909
Total real estate secured	6,170	6,329	6,149	7,733	8,105	7,763	7,046	7,058
Personal non-credit card	103	95	74	360	486	518	489	596
Total	$6,273	$6,424	$6,223	$8,093	$8,591	$8,281	$7,535	$7,654
Delinquency ratio:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell	77.18%	77.39%	78.47%	82.12%	81.57%	78.97%	78.77%	76.76%
Remainder:
Collectively evaluated for impairment	2.67	3.01	3.17	3.66	5.22	6.15	6.03	5.89
Individually evaluated for impairment	13.95	15.08	14.64	14.83	16.52	14.95	11.38	11.79
Total remainder	7.17	7.48	7.28	7.53	8.87	8.67	7.01	6.96
Total real estate secured	17.16	17.04	16.08	18.75	18.98	17.57	15.45	14.95
Personal non-credit card	3.24	2.98	2.12	7.50	9.35	9.24	8.14	9.16
Total	16.03%	15.93%	14.92%	17.58%	17.93%	16.63%	14.60%	14.25%

(1)
Receivables carried at lower of amortized cost or fair value or fair value of the collateral less cost to sell includes TDR Loans which totaled $2.6 billion, $2.1 billion, $1.9 billion and $2.3 billion at December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively, compared to $2.0 billion, $1.5 billion, $1.3 billion and $1.2 billion at December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.

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

Overall dollars of delinquency at December 31, 2012 decreased $151 million since September 30, 2012. The decrease in dollars of delinquency in our real estate secured receivable portfolio was driven by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the continued improvement in economic conditions. This decrease was partially offset by slightly higher late stage delinquency due to our earlier decision to temporarily suspend foreclosure activities. Dollars of delinquency in our personal non-credit card receivable portfolio were essentially flat as compared to September 30, 2012 as the impact of lower receivable levels and continued improvement in economic conditions were largely offset by seasonal trends for higher delinquency during the second half of the year.
The overall delinquency ratio was 16.03 percent at December 31, 2012 compared to 15.93 percent at September 30, 2012. The delinquency ratio increased as compared to September 30, 2012 as the decrease in receivable levels outpaced the decrease in total dollars of delinquency as discussed above.
As discussed above, overall dollars of delinquency and the delinquency ratio at December 31, 2012 are not comparable to December 31, 2011 as a result of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale during the second quarter of 2012. Subsequent to the transfer to receivables held for sale, these receivables are carried at the lower of amortized cost or fair value.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at fair value and, generally, there are no longer any charge-offs associated with these receivables, although in certain circumstances recoveries on these receivables may continue to be reported as a component of net charge-offs. As a result, the amounts and ratios as of December 31, 2012 and September 30, 2012 and for full year 2012 are not comparable to the historical amounts and ratios.

	2012					2011					2010
	Full Year	Quarter Ended(1)				Full Year	Quarter Ended(1)				Full Year
		Dec. 31	Sept. 30	June 30	Mar. 31		Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars are in millions)
Net charge-off dollars:
Real estate secured(2)	$2,514	$369	$471	$939	$735	$3,260	$757	$724	$763	$1,016	$5,155
Personal non-credit card(3)	90	(138)	(5)	90	143	718	147	137	174	260	1,954
Total	$2,604	$231	$466	$1,029	$878	$3,978	$904	$861	$937	$1,276	$7,109
Net charge-off ratio:
Real estate secured(2)	6.70%	4.43%	5.47%	9.29%	7.01%	7.13%	6.97%	6.46%	6.59%	8.43%	9.50%
Personal non-credit card(3)	4.47	—	—	7.88	11.54	11.84	10.92	9.42	11.13	15.26	22.65
Total	6.59%	2.76%	5.42%	9.14%	7.49%	7.69%	7.41%	6.80%	7.13%	9.27%	11.30%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	6.94%	4.66%	5.72%	9.48%	7.29%	7.58%	7.27%	6.80%	6.84%	9.31%	10.01%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
As previously discussed, during the second quarter of 2012 we transferred a pool of real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. At the time of transfer to receivables held for sale, we had credit loss reserves associated with these receivables totaling $333 million related to an estimate of additional loss following an interior appraisal of the property which was included in the transfer to held for sale during the second quarter of 2012 but not reported as a charge-off. During the fourth quarter of 2012, we concluded that because these receivables were collateral dependent, the credit loss reserves should have been recognized as an additional charge-off at the time of the transfer to held for sale. As a result, we have revised the dollars of net charge-off and the net charge-off ratio for the second quarter of 2012 from the amounts originally reported in our Form 10-Q for the quarter ended June 30, 2012 to include this additional charge-off in the second quarter. The net charge-off ratio as previously reported for the second quarter of 2012 was 6.19 percent. This reclassification did not have any impact on our results of operations during either the second or fourth quarter of 2012.

(3)
While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarters ended December 31, 2012 and September 30, 2012 we received recoveries on fully charged-off personal non-credit card receivables which are reflected in the table above. During the quarter ended December 31, 2012, recoveries included $81 million of cash proceeds received from the sale of recovery rights on certain fully charged-off personal non-credit card receivables. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio cannot be calculated for the quarters ended December 31, 2012 and September 30, 2012.

Full Year 2012 compared to Full Year 2011 Overall dollars of net charge-offs for full year 2012 decreased as compared to full year 2011. The decrease reflects, in part, the impact of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale at June 30, 2012 as these receivables are now carried at the lower of amortized cost or fair value and there are no longer any charge-offs associated with these receivables. Assuming these receivables had not been transferred to held for sale and we had continued to record charge-offs, overall dollars of net charge-off would have remained lower as all receivable portfolios were positively impacted by lower receivable levels and lower dollars of delinquency on accounts less than 180 days contractually delinquent in prior periods as discussed above. The decrease also reflects the impact of lower levels of personal bankruptcy filings and improvements in credit quality. The decrease in dollars of net charge-offs for real estate secured receivables also reflects the impact of fewer accounts migrating to charge-off due to lower receivables and the impact of our earlier temporary suspension of foreclosure activities because once foreclosure is initiated a higher payment is required for an account to be re-aged. As a result, more accounts are receiving re-ages than otherwise would if the accounts were in the process of foreclosure. As we have commenced foreclosures in substantially all states, once we initiate foreclosure proceedings, customers will be required to make higher payments in order to qualify for a re-age. See “Customer Account Management Policies and Practices” for more information regarding the delinquency treatment of re-aged accounts and other customer account management tools.

HSBC Finance Corporation

As discussed above, the net charge-off ratio at December 31, 2012 is not comparable to December 31, 2011 as a result of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale during the second quarter of 2012. As these receivables are now carried at the lower of amortized cost or fair value, there are no longer any charge-offs associated with these receivables.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for full year 2012 decreased as compared to full year 2011 due to lower dollars of net charge-offs and REO expenses, partially offset by the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.
Full Year 2011 compared to Full Year 2010  Overall dollars of net charge-offs for the full year 2011 decreased significantly as compared to full year 2010 as all receivable portfolios were positively impacted by lower average dollars of delinquency as compared to the prior year and lower levels of personal bankruptcy filings. These decreases were partially offset for all receivable portfolios by the impact of continued high unemployment levels. The overall decrease in dollars of net charge-offs for real estate secured receivables reflects the impact of the decreases in average dollars of delinquency as fewer accounts have been migrating to charge-off due to lower receivable levels and the impact of our temporary suspension of foreclosure activities because once the foreclosure process commences a higher payment is required for an account to be re-aged and as a result more accounts are re-aging. However, we anticipate charge-off levels for real estate secured receivables may increase in future periods as delinquency levels which began to rise during the second half of 2011 will remain under pressure and these receivables begin to migrate to charge-off in future periods.
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
Nonperforming Assets  Nonperforming assets are summarized in the following table.

At December 31,	2012	2011	2010
	(dollars are in millions)
Nonaccrual receivable portfolios held for investment:(1)
Real estate secured:
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	$1,748	$4,687	$4,069
Remainder:
Collectively evaluated for impairment	326	773	1,569
Individually evaluated for impairment(3)	958	1,084	718
Total remainder	1,284	1,857	2,287
Total real estate secured(4)	3,032	6,544	6,356
Personal non-credit card	—	330	530
Total nonaccrual receivables held for investment	3,032	6,874	6,886
Real estate owned	227	299	962
Nonaccrual receivables held for sale(1)	2,161	—	4
Total nonperforming assets(5)	$5,420	$7,173	$7,852
Credit loss reserves as a percent of nonaccrual receivables excluding receivables held for sale(6)	320.5%	235.0%	184.3%

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

(2)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $1.1 billion, $1.9 billion and $1.1 billion at December 31, 2012, 2011 and 2010, respectively.

HSBC Finance Corporation

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

(4)	At December 31, 2012, 2011 and 2010, nonaccrual second lien real estate secured receivables totaled $284 million, $344 million and $444 million, respectively.

(5)	At December 31, 2012, nonaccrual receivable held for sale includes $1.4 billion of real estate secured receivables held for sale which are also classified as TDR Loans.

(6)
Ratio excludes credit loss reserves associated with accrued finance charges as well as receivables and nonaccrual receivables and the related credit loss reserves associated with receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, which represent a non-U.S. GAAP financial measure.

Nonaccrual receivables at December 31, 2012 are not comparable to December 31, 2011 as a result of the transfer to receivables held for sale of our entire personal non-credit card receivable portfolio and certain real estate secured receivables as receivables held for sale are carried at the lower of amortized cost or fair value. Excluding the impact of the transfer of these receivables to held for sale, nonaccrual receivables remained lower during 2012 driven by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and improvements in economic conditions, partially offset by higher late stage delinquency for real estate secured receivables reflecting the continuing impact of our earlier temporary suspension of foreclosure activities.
The following table below summarizes TDR Loans and TDR Loans that are held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above. As discussed more fully in Note 5, “Receivables,” in the accompanying consolidated financial statements, during the third quarter of 2011 we adopted new accounting guidance for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. The TDR Loan balances in the table below as of December 31, 2010 use our previous definition of TDR Loans as described in Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements and as such are not directly comparable to the balances at December 31, 2012 or 2011.

At December 31,	2012	2011	2010
	(in millions)
Real estate secured	$3,510	$2,967	$1,825
Personal non-credit card	67	175	90
Total	$3,577	$3,142	$1,915
See Note 5, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

Generally, in our experience, we have found that the earlier in the default cycle we have been able to utilize account management actions, the lower the rate of recidivism is likely to be. Additionally, we have found that for loan modification, modifications with significant amounts of payment reduction experience lower levels of recidivism.

HSBC Finance Corporation

Our policies and practices for managing accounts are continually reviewed and assessed to assure that they meet the goals outlined above, and accordingly, we make exceptions to these general policies and practices from time to time. In addition, exceptions to these policies and practices may be made in specific situations in response to legal agreements, regulatory agreements or orders.
The following table summarizes the general policies and procedures for account management actions for all real estate secured and personal non-credit card receivables which were implemented during the second quarter of 2010.

	Real Estate(1)	Personal Non-Credit Card(1)
Minimum time since prior account management action	6 or 12 months depending on type of account management action	6 months
Minimum qualifying monthly payments required	2 in 60 days after approval	2 in 60 days after approval
Maximum number of account management actions	5 in 5 years	5 in 5 years

(1)
We employ account modification, re-aging and other customer account management policies and practices as flexible customer account management tools and the specific criteria may vary by product line. Eligibility criteria for re-ages are generally the same whether the account is a first time re-age or has been re-aged in the past. In addition to variances in criteria by product, criteria may also vary within a product line. Also, we continually review our product lines and assess modification and re-aging criteria and, as such, they are subject to revision or exceptions from time to time. Accordingly, the description of our account modification and re-aging policies or practices provided in this table should be taken only as general guidance to the modification and re-aging approach taken within each product line, and not as assurance that accounts not meeting these criteria will never be modified or re-aged, that every account meeting these criteria will in fact be modified or re-aged or that these criteria will not change or that exceptions will not be made in individual cases. In addition, in an effort to determine optimal customer account management strategies, management may run tests on some or all accounts in a product line for fixed periods of time in order to evaluate the impact of alternative policies and practices.

With regard to real estate secured loans involving a bankruptcy, accounts whose borrowers are subject to a Chapter 13 plan filed with a bankruptcy court generally may be re-aged upon receipt of one qualifying payment. Accounts whose borrowers have filed for Chapter 7 bankruptcy protection may be re-aged upon receipt of a signed reaffirmation agreement. In addition, for some products, accounts may be re-aged without receipt of a payment in certain special circumstances (e.g. in the event of a natural disaster).
Since January 2007, we have cumulatively modified and/or re-aged approximately 387,300 real estate secured loans with an aggregate outstanding principal balance of $44.7 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of December 31, 2012	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	34%	32%
30- to 59-days delinquent	5	5
60-days or more delinquent	17	22
Paid-in-full	9	9
Charged-off, transferred to real estate owned or sold	35	32
	100%	100%
The following table shows the number of real estate secured accounts remaining in our portfolio (including receivables held for sale) as well as the outstanding receivable balance of these accounts as of the period indicated for loans that we have taken an account management action by the type of action taken. A significant portion of our real estate secured receivable portfolio has received multiple accounting management actions and real estate secured receivables included in the table below may have received multiple account management actions. The decrease in dollars of modified and/or re-aged loans at December 31, 2012 as compared to December 31, 2011 and 2010 reflects the impact of the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012 which are now carried at the lower of amortized cost or fair value which reduces the carrying value of these receivables. As a result, the carrying value of these receivables as of December 31, 2012 are not comparable to December 31, 2011 and 2010.

HSBC Finance Corporation

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands, dollars are in millions)
December 31, 2012:
Collection re-age only	115.3	$9,129
Modification only	10.9	1,033
Modification re-age	105.4	10,649
Total loans modified and/or re-aged(2)	231.6	$20,811
December 31, 2011:
Collection re-age only	119.4	$10,129
Modification only	13.6	1,439
Modification re-age	110.2	12,668
Total loans modified and/or re-aged(2)	243.2	$24,236
December 31, 2010:
Collection re-age only	122.0	$10,550
Modification only	19.4	2,208
Modification re-age	114.0	13,905
Total loans modified and/or re-aged(2)	255.4	$26,663

(1)
See Note 5, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and /or re-aged loans which are accounted for as trouble debt restructurings.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2012 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
December 31, 2012:
Collection re-age only	67%	9%	24%	68%	10%	22%
Modification only	74	3	23	80	3	17
Modification re-age	55	8	37	60	9	31
Total loans modified and/or re-aged	62%	8%	30%	65%	9%	26%
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of December 31, 2011 and 2010:

	Number of Accounts	Outstanding Receivable Balance
December 31, 2011:
Current or less than 30-days delinquent	61%	61%
30- to 59-days delinquent	10	10
60-days or more delinquent	29	29
	100%	100%
December 31, 2010:
Current or less than 30-days delinquent	64%	63%
30- to 59-days delinquent	11	11
60-days or more delinquent	25	26
	100%	100%

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

HSBC Finance Corporation

The following table provides additional information regarding real estate secured modified and/or re-aged loans during 2012:

Year Ended December 31,	2012
(in millions)
Balance at beginning of period	$24,236
Additions due to an account management action(1)	1,190
Payments(2)	(1,079)
Net charge-offs	(1,991)
Transfer to real estate owned	(449)
Change in lower of amortized cost or fair value on receivables held for sale	(1,096)
Balance at end of period	$20,811

(1)	Includes collection re-age only, modification only, or modification re-ages.

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
In addition to the account management techniques discussed above, we have also increased the use of deed-in-lieu and short sales in recent years to assist our real estate secured receivable customers. In a deed-in-lieu, the borrower agrees to surrender the deed to the property without going through foreclosure proceedings and we release the borrower from further obligation. In a short sale, the property is offered for sale to potential buyers at a price which has been pre-negotiated between us and the borrower. This pre-negotiated price is based on updated property valuations and overall loss exposure given liquidation through foreclosure. Short sales also release the borrower from further obligation. From our perspective, total losses on deed-in-lieu and short sales are lower than expected total losses from foreclosed loans, or loans where we have previously decided not to pursue foreclosure, and provide resolution to the delinquent receivable over a shorter period of time. We currently anticipate the use of deed-in-lieu and short sales will continue to be elevated in future periods as we continue to work with our customers.
Modification programs Our businesses actively use account modifications to reduce the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently declined. Additionally, our loan modification programs are designed to improve cash collections and avoid foreclosure as determined to be appropriate. A significant portion of our real estate secured receivable portfolio has received multiple modifications. In this regard, multiple modifications have remained consistent as a percentage of total modifications in a range of 75 percent to 80 percent.
Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowered the interest rate on fixed rate loans and for ARM loans the expanded program modified the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select borrowers facing a temporary hardship and expands the treatment options to include term extension and principal deferral or forgiveness.
The volume of loans that have qualified for a new modification has fallen significantly in recent years. We expect the volume of new modifications to continue to decline as we believe a smaller percentage of our customers with unmodified loans will benefit from loan modification in a way that will not ultimately result in a repeat default on their loans. Additionally, volumes of new loan modifications are expected to decrease due to the impact of improvements in economic conditions over the long-term and the continued seasoning of a liquidating portfolio.

HSBC Finance Corporation

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
The following table summarizes loans modified during 2012 and 2011, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Year ended December 31, 2012	20.0	$2.8
Year ended December 31, 2011	28.9	3.9

(1)	Includes all loans modified during the years ended December 31, 2012 and 2011 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	342	341	341	341	340	343	336	340
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	25.7%	25.7%	25.8%	26.8%	26.2%	27.1%	27.1%	27.2%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which totaled $917 million and $1.1 billion at December 31, 2012 and 2011, respectively.
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
We continue to monitor and track information related to accounts that have been re-aged. At December 31, 2012, approximately 95 percent of all re-aged receivables are real estate secured products. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.
We used certain assumptions and estimates to compile our re-aging statistics. The systemic counters used to compile the information presented below exclude from the reported statistics loans that have been reported as contractually delinquent but have been reset

HSBC Finance Corporation

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
Re-age Table(1)(2)

At December 31,	2012	2011
Never re-aged	47.9%	50.0%
Re-aged:
Re-aged in the last 6 months(4)	10.4	9.5
Re-aged in the last 7-12 months(4)	9.6	12.1
Previously re-aged beyond 12 months	32.1	28.4
Total ever re-aged	52.1	50.0
Total	100.0%	100.0%
Re-aged by Product(1)(2)

At December 31,	2012		2011
	(dollars are in millions)
Real estate secured(3)	$19,340	53.8%	$22,080	51.7%
Personal non-credit card(3)	1,069	33.6	1,874	36.1
Total	$20,409	52.1%	$23,954	50.0%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At December 31, 2012 and 2011, the unpaid principal balance of re-ages without receipt of a payment totaled $760 million and $783 million, respectively.

(3)
Dollars of re-aged products as of December 31, 2012 include the impact of the transfer during the second quarter of 2012 of certain real estate secured receivables and our entire portfolio of personal non-credit card loans to held for sale which are now carried at the lower of amortized cost or fair value which reduces the carrying value of these receivables. As a result, these balances are not comparable to December 31, 2011.

(4)	During both 2012 and 2011, approximately 60 percent of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.
At December 31, 2012 and 2011, $5.1 billion (25 percent of total re-aged loans in the Re-age Table) and $6.9 billion (29 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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

Liquidity and Capital Resources

During 2012, marketplace liquidity continued to be available for most sources of funding, except for mortgage securitizations, although credit spreads continue to be impacted by the European sovereign debt crisis and concerns regarding government spending and the budget deficit continue to impact interest rates.
HSBC Finance Corporation HSBC Finance Corporation, an indirect wholly owned subsidiary of HSBC Holdings plc., is the

HSBC Finance Corporation

parent company that owns the outstanding common stock of its subsidiaries. In 2012 and 2011, HSBC Finance Corporation received cash dividends from its subsidiaries of $1.6 billion and $455 million, respectively.
HSBC Finance Corporation has a number of obligations to meet with its available cash. It must be able to service its debt and meet the capital needs of its subsidiaries. It also must pay dividends on its preferred stock. We did not pay any dividends on our common stock to HINO in 2012 or 2011. We will maintain our capital at levels that we perceive to be consistent with our current credit ratings either by limiting the dividends to or through capital contributions from our parent.
HSBC Finance Corporation manages all of its operations directly and in 2012, funded these businesses primarily through the sale of its Card and Retail Services business, funding from affiliates and cash generated from operations including balance sheet attrition. Prior to 2012, HSBC Finance Corporation had a commercial paper program which was marketed primarily through an in-house sales force. During the first quarter of 2012, we made a decision to wind-down our commercial paper program and ceased issuing new commercial paper during the second quarter of 2012. The wind-down of the commercial paper program was completed prior to December 31, 2012.
At various times, we will make capital contributions to our subsidiaries to comply with regulatory guidance, support operations or provide funding for long-term facilities and technological improvements. During 2012 and 2011, HSBC Finance Corporation made net capital contributions to its subsidiaries of $1.9 billion and $1.1 billion, respectively.
HSBC Related Funding  In connection with our acquisition by HSBC, funding costs for the HSBC Finance Corporation businesses were expected to be lower as a result of the funding diversity provided by HSBC. We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States.
Due to affiliates totaled $9.1 billion and $8.3 billion at December 31, 2012 and 2011, respectively, which includes $1.5 billion issued to HSBC USA Inc. in December 2012. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties. At December 31, 2012 and 2011, funding from HSBC, including debt issuances to HSBC subsidiaries and clients, represented 26 percent and 18 percent of our total debt and preferred stock funding, respectively.
We have a $1.5 billion uncommitted secured credit facility from HSBC Bank USA, a $2.0 billion committed credit facility and a $4.0 billion uncommitted credit facility from HSBC USA Inc. At December 31, 2012, there was a total of $2.0 billion outstanding under the $4.0 billion credit facility. There were no balances outstanding at December 31, 2012 under the other credit facilities. At December 31, 2011, there were no balances outstanding under any of these facilities. Additionally, we have committed back-up lines of credit with HSBC affiliates supporting our commercial paper program and to provide funding for corporate purposes as discussed more fully below.
We have derivative contracts with a notional value of $26.0 billion, or approximately 99.7 percent of total derivative contracts, outstanding with HSBC affiliates at December 31, 2012 and $40.4 billion, or approximately 99.0 percent at December 31, 2011.
Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $1.4 billion and $1.1 billion at December 31, 2012 and 2011, respectively. Securities purchased under agreements to resell totaled $2.2 billion and $920 million at December 31, 2012 and 2011, respectively. Interest bearing deposits with banks and securities purchased under agreements to resell increased as compared to December 31, 2011 as a result of the increase in borrowings of $1.5 billion from HSBC USA Inc. in December 2012, the generation of additional liquidity as a result of the run-off of our liquidating receivable portfolios and the sale of REO properties, partially offset by a requirement during 2012 to post collateral under our derivative agreements. As of December 31, 2012, the majority of the consideration received from the sale of our Card and Retail Services business on May 1, 2012 had been used for debt maturities.
Commercial Paper totaled $4.0 billion at December 31, 2011 and included outstanding Euro commercial paper sold to customers of HSBC of $365 million. As previously discussed, during the first quarter of 2012, we made a decision to wind-down our commercial paper program during 2012. During the second quarter of 2012, we ceased new commercial paper issuances and began reducing commercial paper balances. At December 31, 2012, there were no outstanding commercial paper balances and the wind-down of the commercial paper program was complete.
At December 31, 2012, we have a third-party back-up line of credit totaling $2.0 billion which will expire in April 2014. At December 31, 2011, we had third-party back-up lines of credit totaling $4.0 billion of which $2.0 billion expired in April 2012 and was not renewed. This reduction is consistent with the wind-down of our commercial paper program and we do not expect that it will have a significant impact on our availability of short term funding. At December 31, 2012 and 2011, we also have credit facilities totaling $100 million and $2.0 billion, respectively, with HSBC affiliates to support our commercial paper program and provide funding for corporate purposes. As we have completed the wind-down of our commercial paper program, we are evaluating

HSBC Finance Corporation

and may eliminate some of our third-party or related party back-up lines which had previously supported our commercial paper program.
Long-Term Debt decreased to $28.4 billion at December 31, 2012 from $39.8 billion at December 31, 2011. The following table summarizes issuances and repayments of long-term debt for continuing operations during 2012 and 2011:

Year Ended December 31,	2012	2011
	(in millions)
Long-term debt issued	$—	$245
Repayments of long-term debt	(11,408)	(13,386)
Net long-term debt retired from continuing operations	$(11,408)	$(13,141)
During the third quarter of 2012, we decided to call $512 million of senior long-term debt. This transaction was funded through a $512 million loan agreement with HSBC USA Inc which matures in September 2017. At December 31, 2012, $512 million was outstanding under this loan agreement.
During the second quarter of 2011, we called $600 million of retail medium-term notes. This transaction was completed during July 2011. This transaction was funded through a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of December 31, 2012 and 2011, $600 million was outstanding under this loan agreement.
During 2011, the shelf registration statement, under which we have historically issued long-term debt, expired and we chose not to renew it. Third-party long-term debt is not currently a source of funding for us given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed.
Secured financings of $2.9 billion at December 31, 2012 are secured by $4.9 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes previously issued.
As it relates to our discontinued credit card operations, we had secured conduit credit facilities with commercial banks which provided for secured financings of credit card receivables on a revolving basis totaling $650 million at December 31, 2011. At December 31, 2011, secured financings with a balance of $195 million were secured by $355 million of credit card receivables. These secured financings were paid in full on April 30, 2012 immediately prior to the sale of our credit card operations on May 1, 2012.
Preferred Shares During the fourth quarter of 2010, our Board of Directors approved the issuance of up to 1,000 shares of Series C preferred stock. As a result, in November 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C preferred stock may be redeemed at our option after November 30, 2025. Dividends paid during 2012 and 2011 totaled $86 million and $89 million, respectively. This transaction also enhanced both our common and preferred equity to total assets and tangible shareholders' equity to tangible assets ratios. It did not, however, impact our tangible common equity to tangible assets ratio.
In June 2005, we issued 575,000 shares of Series B Preferred Stock to third parties for $575 million. Dividends on the Series B preferred stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B preferred stock may be redeemed at our option after June 23, 2010. In 2012 and 2011, we paid dividends each year totaling $37 million on the Series B Preferred Stock.
Common Equity  During 2012 we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
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

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

At December 31,	2012	2011
Tangible common equity to tangible assets(1)	9.87%	7.11%
Common and preferred equity to total assets	13.05	10.90

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

2013 Funding Strategy  Our current range of estimates for funding needs and sources for 2013 are summarized in the following table:

	(in billions)
Funding needs:
Term debt maturities	$7	-	$8
Secured financing maturities	1	-	1
Litigation bond	$2	-	$3
Total funding needs	$10	-	$12
Funding sources:
Net asset attrition(1)	$2	-	$3
Liquidation of short-term investments	3	-	3
Asset sales and transfers	3	-	4
HSBC and HSBC subsidiaries, including capital infusions	1	-	1
Other(2)	1	-	1
Total funding sources	$10	-	$12

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For 2013, the combination of cash generated from operations including balance sheet attrition, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.
Capital Expenditures We made capital expenditures of $3 million and $4 million for continuing operations during 2012 and 2011, respectively. Capital expenditures in 2013 for continuing operations are not expected to be significant.
Commitments We entered into commitments to meet the financing needs of our customers. In some cases, we have the ability to reduce or eliminate these open lines of credit. At December 31, 2012 and 2011, we had $508 million and $535 million of open consumer lines of credit, respectively, including accounts associated with receivables held for sale.

HSBC Finance Corporation

Contractual Cash Obligations The following table summarizes our long-term contractual cash obligations at December 31, 2012 by period due:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Principal balance of debt:
Due to affiliates	$1,325	$1,805	$2,005	$500	$512	$2,831	$8,978
Long-term debt (including secured financings)	7,839	3,820	5,528	4,963	1,465	4,082	27,697
Total debt	9,164	5,625	7,533	5,463	1,977	6,913	36,675
Operating leases:
Minimum rental payments	8	8	7	5	—	—	28
Minimum sublease income	(4)	(4)	(4)	(2)	—	—	(14)
Total operating leases	4	4	3	3	—	—	14
Obligation to the HSBC North America Pension Plan(1)	42	25	15	6	3	—	91
Non-qualified postretirement benefit liability(2)	25	24	25	24	23	355	476
Total contractual cash obligations	$9,235	$5,678	$7,576	$5,496	$2,003	$7,268	$37,256

(1)
Our contractual cash obligation to the HSBC North America Pension Plan included in the table above is based on the Pension Funding Policy which was revised during the fourth quarter of 2011 and establishes required annual contributions by HSBC North America through 2014. The amounts included in the table above, reflect an estimate of our portion of those annual contributions based on plan participants at December 31, 2012. See Note 17, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information about the HSBC North America Pension Plan.

(2)	Expected benefit payments calculated include future service component.
These cash obligations could be funded primarily through cash generated from operations, asset sales, funding from affiliates or capital contributions from HSBC.
Our purchase obligations for goods and services at December 31, 2012 were not significant.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the year ended December 31, 2012 should not be considered indicative of the results for any future period.
Fair Value Hierarchy  Accounting principles related to fair value measurements establish a fair value hierarchy structure that prioritizes the inputs to valuation techniques used to determine the fair value of an asset or liability (the “Fair Value Framework”). The Fair Value Framework distinguishes between inputs that are based on observed market data and unobservable inputs that reflect market participants' assumptions. It emphasizes the use of valuation methodologies that maximize market inputs. For financial instruments carried at fair value, the best evidence of fair value is a quoted price in an actively traded market (Level 1). Where the market for a financial instrument is not active, valuation techniques are used. The majority of valuation techniques use market inputs that are either observable or indirectly derived from and corroborated by observable market data for substantially the full term of the financial instrument (Level 2). Because Level 1 and Level 2 instruments are determined by observable inputs, less judgment is applied in determining their fair values. In the absence of observable market inputs, the financial instrument is valued based on valuation techniques that feature one or more significant unobservable inputs (Level 3). The determination of the level of fair value hierarchy within which the fair value measurement of an asset or a liability is classified often requires judgment. We consider the following factors in developing the fair value hierarchy:

•	whether the pricing quotations vary substantially among independent pricing services;

•	whether the asset or liability is transacted in an active market with a quoted market price that is readily available;

•	the size of transactions occurring in an active market;

HSBC Finance Corporation

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At December 31, 2012, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $6.2 billion. At December 31, 2011, we had no Level 3 assets in our continuing operations recorded at fair value on either a recurring or non-recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during 2012 and 2011.
Transfers Between Level 2 and Level 3 Measurements  Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.
There were no available-for-sale securities for continuing operations reported as Level 3 at December 31, 2012 or 2011. We did not have any transfer into or out of Level 3 classifications in our continuing operations during 2012 and 2011.
See Note 21, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

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

•	Market risk is the risk that movements in market risk factors, including interest rates and foreign currency exchange rates, will reduce our income or the value of our portfolios;

HSBC Finance Corporation

•	Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities as well as losses in value due to rate movements;

•
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems or from external events (including legal risk but excluding strategic and reputational risk);

•
Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, codes, rules, regulations, regulatory requirements and standards of good market practice, and incur fines and penalties and suffer damage to our business as a consequence;

•
Reputational risk is the risk arising from a failure to safeguard our reputation by maintaining the highest standards of conduct at all times and by being aware of issues, activities and associations that might pose a threat to the reputation of HSBC locally, regionally or internationally;

•
Strategic risk is the risk that the business will fail to identify, execute and react appropriately to opportunities and/or threats arising from changes in the market, some of which may emerge over a number of years such as changing economic and political circumstances, customer requirements, demographic trends, regulatory developments or competitor action;

•	Security and Fraud risk is the risk to the business from terrorism, crime, incidents/disasters, and groups hostile to HSBC interests;

•	Model risk is the risk of incorrect implementation or inappropriate application of models. Model risk occurs when a model does not properly capture risk(s) or perform functions as designed; and

•	Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid.
The objective of our risk management system is to identify, measure, monitor and manage risks so that:

•	potential costs can be weighed against the expected rewards from taking the risks;

•	appropriate disclosures can be made to all concerned parties;

•	adequate protections, capital and other resources can be put in place to weather all significant risks; and

•	compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.
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
Senior managers within an independent central risk organization under the leadership of the HSBC North America Chief Risk Officer ensure risks are appropriately identified, measured, reported and managed. For all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases and conduct reviews and analysis. For instance, the HSBC North America Chief Risk Officer and the Chief Compliance Officer provide day-to-day oversight of these types of risk management activities within their respective areas and work closely with internal audit and other senior risk specialists at HSBC North America and HSBC. Market risk is managed by the HSBC North America Head of Market Risk. Operational risk is decentralized and is the responsibility of each business and support unit to manage under the direction of the HSBC North America Head of Operational Risk and a centralized team. Compliance risk is managed through an enterprise-wide compliance risk management program designed to prevent, detect and deter compliance issues, including money laundering and terrorist financing activities. Our risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management. Under the oversight of the Compliance Committee of the Board of Directors and senior management, the HSBC North America Chief Compliance Officer oversees the design, execution and administration of the enterprise-wide compliance program.
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
A well-established and maintained internal control structure is vital to the success of all operations. All management within the HSBC Group, including our management, is accountable for identifying, assessing and managing the broad spectrum of risks to

HSBC Finance Corporation

which the HSBC Group is subject. HSBC has adopted a 'Three Lines of Defense' model to ensure that the risks and controls are properly managed by Global Businesses, Global Functions and HTSU on an on-going basis. The model delineates management accountabilities and responsibilities over risk management and the control environment.
The First Line of Defense comprises predominantly management who are accountable and responsible for their day to day activities, processes and controls. The First Line of Defense must ensure all key risks within their activities and operations are identified, mitigated and monitored by an appropriate control environment that is commensurate with risk appetite. It is the responsibility of management to establish their own control teams, including Business Risk Control Managers, where required to discharge these accountabilities.
The Second Line comprises predominantly the Global Functions, such as Finance, Legal, Risk (including Compliance), and Strategy & Planning, whose role as the Second Line is to ensure that the HSBC Group's Risk Appetite Statement is observed. They are responsible for:

•	Providing assurance, oversight, and challenge over the effectiveness of the risk and control activities conducted by the First Line

•	Establishing frameworks to identify and measure the risks being taken by their respective parts of the business

•	Monitoring the performance of the key risks, through the key indicators and oversight/assurance programs against defined risk appetite and tolerance levels.
Global Functions must also maintain and monitor controls for which they are directly responsible.
Serving as the Third Line of Defense, Internal Audit provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks, as well as the management of the risks and controls by the First Line and control oversight by the Second Line. Audit coverage is implemented through a combination of governance audits with sampled assessment of the global and regional control frameworks, HSBC Group-wide themed audits of key existing and emerging risks and project audits to assess major change initiatives.
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
Further oversight is provided by a network of specialized subcommittees which function under the HSBC North America Risk Management Committee. These subcommittees are chaired by the Chief Risk Officer and his staff and include the Operational Risk and Internal Control Committee (“ORIC”), the Model Oversight Committee (formerly the Credit Risk Analytics Oversight Committee), a Capital Management Review Meeting, the HSBC North America Risk Executive Committee, the Risk Appetite Committee, and Stress Testing and Scenario Oversight Committee.
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
HSBC North America's Risk Appetite framework describes through its Risk Appetite Statement and its Risk Appetite Limits and Thresholds the quantum and types of risk that it is prepared to take in executing its strategy. It develops and maintains the linkages

HSBC Finance Corporation

between strategy, capital, risk management processes, and HSBC Group strategy and directs HSBC North America's businesses to be targeted along strategic and risk priorities and in line with the forward view of available capital under stress.
Oversight of all liquidity, interest rate and market risk is provided by ALCO which is chaired by our Chief Financial Officer. Subject to the approval of our Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk and assesses the adequacy of reporting. In managing these risks, we seek to protect both our income stream and the value of our assets. ALCO also conducts contingency planning with regard to liquidity.
Credit Risk Management  Credit risk is the risk that financial loss arises from the failure of a customer or counterparty to meet its obligations under a contract. Our credit risk arises primarily from lending and treasury activities.
Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer and to the Group Managing Director and Chief Risk Officer of HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts for each loan. Prior to the sale of our Card and Retail Services business on May 1, 2012, our lending guidelines, which delineate the credit risk we were willing to take and the related terms, were specific not only for each product, but also took into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the accompanying consolidated financial statements for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
A Credit Review and Risk Identification (“CRRI”) function is also in place in HSBC North America to identify and assess credit risk. The CRRI function consists of a Wholesale and Retail Credit Review function as well as functions responsible for the independent assessment of Wholesale and Retail models. The CRRI function provides an ongoing independent assessment of credit risk, the quality of credit risk management and, in the case of wholesale credit risk, the accuracy of individual credit risk ratings. The functions independently and holistically assess the business units and risk management functions to ensure the business is operating in a manner that is consistent with HSBC Group strategy and appropriate local and HSBC Group credit policies, procedures and applicable regulatory guidelines. The Credit Risk Review functions examine asset quality, credit processes and procedures, as well as the risk management infra-structures in each commercial and retail lending unit. Selective capital markets based functions are included within this scope. CRRI also independently assesses material retail and wholesale risk models, operational risk models, economic capital models, Anti-Money Laundering monitoring systems, and other materially important models, to determine if they are fit for purpose based on regulatory requirements.
Credit risk is also inherent in investment securities portfolio in both our continuing and discontinued operations, particularly in relation to the corporate debt securities we hold in our investment securities portfolio. Prior to acquiring any investment securities, individual securities are subjected to our investment policies and to the requirements in our co-insurance agreements for securities purchased by our Insurance business. Our investment policies specify minimum rating levels as well as limitations on the total amount of investment in a particular industry or entity. For investment securities that have been acquired and have experienced an unrealized loss since the date of acquisition, we have established the Investment Impairment Assessment Committee to assess whether there have been any events or changes in economic circumstances to indicate that the investment security is impaired on an other-than-temporary basis. The Investment Impairment Assessment Committee, which meets on a quarterly basis or more frequently if warranted, includes individuals from a variety of areas of our operations, including investment portfolio management, treasury and corporate finance. The committee determines which securities in an unrealized loss position should be reviewed, performs an analysis of these investment securities on an individual basis, forms a conclusion as to whether an other-than-temporary impairment has occurred and, if so, recommends the impairment amount to be recorded. The committee considers many factors in their analysis including the severity and duration of the impairment; our intent and ability to hold the security for a period of time sufficient for recovery in value; recent events specific to the issuer or industry; and for corporate debt securities, external credit ratings and recent downgrades. For securities not deemed other-than-temporarily impaired, the committee verifies that we neither intend to nor expect to be required to sell the securities prior to recovery, even if that equates to holding securities until their individual maturities.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative

HSBC Finance Corporation

contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with non-affiliated and affiliated parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. The fair value of our agreements with a non-affiliate counterparty has not required us or the non-affiliate to provide collateral at December 31, 2012. At December 31, 2011, the fair value of our agreements with a non-affiliate counterparty required us to provide collateral to the non- affiliate of $10 million, all of which was paid in cash. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $75 million and $584 million at December 31, 2012 and 2011, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
See Note 12, “Derivative Financial Instruments,” in the accompanying consolidated financial statements for additional information related to interest rate risk management and Note 21, “Fair Value Measurements,” for information regarding the fair value of our financial instruments
Liquidity Risk Management  Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolios, including the proceeds of receivables held for sale, will be the primary driver of our liquidity management process going forward. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully cover maturing debt over the next four to five years. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. Further, we currently expect a significant shift in our short-term funding sources as we have completed the wind-down of our commercial paper program. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc., or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital considerations, our intent may change and a portion of this required funding could be generated through additional selected receivable portfolio sales in our run-off portfolios.
In January 2013, the Bank for International Settlements, Basel Committee on Bank Supervision (the "Basel Committee"), issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality assets to survive a significant stress scenario lasting 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12 month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards by 2015 and 2018, respectively. We anticipate a formal NPR will be issued in 2013 with an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and U.S. banking regulators may make further changes. It is anticipated that HSBC North America will meet these requirements prior to their formal introduction. The actual impact will be dependent on the specific regulations issued by the U.S. regulators to implement these standards. HSBC Finance Corporation may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.
Maintaining our credit ratings is an important part of maintaining our overall liquidity profile. As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed in previous filings, we do not currently expect to need to raise funds from the issuance of third party, long-term debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
The following summarizes our credit ratings at December 31, 2012 and 2011:

HSBC Finance Corporation

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of December 31, 2012:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Commercial paper	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2011:
Senior debt	A	A3	AA-
Senior subordinated debt	A-	Baa1	A+
Commercial paper	A-1	P-1	F1+
Series B preferred stock	BBB+	Baa2	-
During the fourth quarter of 2012, Fitch revised the ratings of our senior debt, senior subordinated debt and commercial paper as noted in the table above. As of December 31, 2012, there were no other pending actions from these rating agencies in terms of changes to ratings for HSBC Finance Corporation.
Other conditions that could negatively affect our liquidity include unforeseen capital requirements, a strengthening of the U.S. dollar, a slowdown in the rate of attrition of our balance sheet and an inability to obtain expected funding from HSBC and its subsidiaries.
The measurement and management of liquidity risk is a primary focus for us. Three standard analyses are utilized to accomplish this goal. First, a rolling 90 day funding plan is updated several times each week to quantify near-term needs and develop the appropriate strategies to fund those needs. As part of this process, debt maturity profiles (daily, monthly, annual) are generated to assist in planning and limiting any potential rollover risk (which is the risk that we will be unable to pay our debt or borrow additional funds as it becomes due). Second, comprehensive plans identifying monthly funding requirements for the next two calendar years are updated weekly. These plans compare funding inflows from projected balance sheet attrition and cash generated from operations with debt maturities and determine both the timing and size of potential funding requirements. Lastly, contingency funding plans are maintained as part of the liquidity management process. Multiple funding scenarios are regularly evaluated for a variety of time horizons and assume limited or no access to secured and unsecured sources of liquidity. These alternative scenarios are designed to enable us to identify funding shortfalls well in advance of their occurrence and execute alternate liquidity management strategies to fund these shortfalls. The results of these analyses are presented to both our Asset/Liability Management Committee and HSBC's risk management function at least monthly.
Consistent with the experience of most other financial sector issuers, the quoted spreads on our primary and secondary market debt tightened in 2012. Should our 2013 funding plans change and we elect to issue institutionally-placed senior debt, we anticipate a reduction in the total amount of debt that could be issued when compared to historical issuances.
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
The progression of the credit crisis over the last three years is impacting this risk profile. Prior to the credit crisis, the duration assumption for our fixed rate real estate portfolio was originally modeled as three years. However, currently the duration assumption for our fixed rate real estate portfolio is estimated to be approximately 4.5 years at December 31, 2012 reflecting the impact of a higher percentage of loans staying on our balance sheet longer due to the impact of modification programs and/or lack of refinancing alternatives. At the same time, the duration of our liability portfolio continues to decline due to the passage of time and the absence of new term debt issuance. As our receivable portfolio becomes smaller, our ability to more accurately project exposure will increase as well as our ability to manage that risk.

HSBC Finance Corporation

We maintain an overall risk management strategy that primarily uses standard interest rate and currency derivative financial instruments to mitigate our exposure to fluctuations caused by changes in interest rates and currency exchange rates. We managed our exposure to interest rate risk primarily through the use of interest rate swaps. We do not use leveraged derivative financial instruments.
We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt as well as by movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada.
Interest rate risk  Interest rate risk is defined as the impact of changes in market interest rates on our earnings. We use simulation models to measure the impact of anticipated changes in interest rates on net interest income and execute appropriate risk management actions. The key assumptions used in these models include projected balance sheet attrition, cash flows from derivative financial instruments and changes in market conditions. While these assumptions are based on our best estimates of future conditions, we cannot precisely predict our earnings due to the uncertainty inherent in the macro-economic environment. We use derivative financial instruments, principally interest rate swaps, to manage these exposures.
HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At December 31, 2012 and 2011, our absolute PVBP limit was $3.5 million and $5.5 million, respectively, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at December 31, 2012 and 2011 dictated that the value of the balance sheet could not increase or decrease by more than $3.5 million and $5.5 million, respectively.
The following table shows the components of our absolute PVBP position at December 31, 2012 and 2011 broken down by currency risk:

At December 31,	2012	2011
	(in millions)
USD	$1.566	$1.679
JPY	.010	.151
Absolute PVBP risk(1)	$1.576	$1.830

(1)
As previously discussed, in January 2013, we terminated $2.4 billion of our non-qualifying interest rate swaps which were outstanding for the purpose of offsetting the increase in the duration of our receivables and the corresponding increase in interest rate risk as measured by PVBP. Assuming that these terminations had occurred on December 31, 2012, our absolute PVBP risk would have been approximately $1.846 million.

The decrease during 2012 reflects changes in cash flow projections relating to our real estate secured receivable portfolio.
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
We also monitor the impact that an immediate hypothetical increase or decrease in interest rates of 25 basis points applied at the beginning of each quarter over a 12 month period would have on our net interest income assuming for 2013 and 2012 a declining balance sheet and the current interest rate risk profile. These estimates include the impact on net interest income of debt and related derivatives carried at fair value and also assume we would not take any corrective actions in response to interest rate movements and, therefore, exceed what most likely would occur if rates were to change by the amount indicated. The estimates at December 31, 2011 were adjusted to reflect the impact of the Capital One transaction previously discussed with balances reduced at the sale date and the associated impact of that reduction is included in these estimates. The following table summarizes such estimated impact:

HSBC Finance Corporation

As of December 31,	2012	2011
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$(2)	$27
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	(1)	(20)
The decrease in net interest income following a hypothetical rate rise and increase in net interest income following a hypothetical rate fall as compared to December 31, 2011 reflect updates of economic stress scenarios including housing price index assumptions, a change in our funding mix from shorter term to longer term liabilities that resulted from the wind-down of the commercial paper program and shift to affiliate funding, regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios including housing price index assumptions, and model enhancements.
A principal consideration supporting both of the PVBP and margin at risk analysis is the projected prepayment of loan balances for a given economic scenario. Individual loan underwriting standards in combination with housing valuations, loan modification program, changes to our foreclosure processes and macroeconomic factors related to available mortgage credit are the key assumptions driving these prepayment projections. While we have utilized a number of sources to refine these projections, we cannot currently project precise prepayment rates with a high degree of certainty in all economic environments given recent, significant changes in both subprime mortgage underwriting standards and property valuations across the country.
Operational Risk Management  Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk. Operational risk is inherent in all of our business activities and, as with other types of risk, is managed through our overall framework designed to balance strong corporate oversight with well-defined independent risk management. During 2012, our risk profile was dominated by compliance and legal risks and the incidence of regulatory proceedings and other adversarial proceedings against financial services firms is increasing.
The security of our information and technology infrastructure is crucial for maintaining our applications and processes while protecting our customers and the HSBC brand. In common with other financial institutions and multinational organizations, HSBC faces a growing threat of cyberattacks. A failure of our defenses against such attacks could result in financial loss, loss of customer data and other sensitive information which could undermine both our reputation and our ability to retain the trust of our customers. We experienced a number of cyberattacks in 2012, none of which resulted in financial loss or the loss of customer data. Significant investment has already been made in enhancing controls, including increased training to raise staff awareness of the requirements, improved controls around data access and heightened monitoring of information flows. The threat from cyberattacks is a concern for our organization and failure to protect our operations from internet crime or cyberattacks may result in financial loss, loss of customer data or other sensitive information which could undermine our reputation and our ability to attract and keep customers. This area will continue to be a focus of ongoing initiatives to strengthen the control environment.
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

HSBC Finance Corporation

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

•
material risks are assigned an overall risk prioritization / rating based on the typical and extreme assessments and considers the direct financial costs and the indirect financial impacts to the business. An assessment of the effectiveness of key controls that mitigate these risks is made. An operational risk database records the risk and control assessments and tracks risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

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
Compliance Risk  Compliance risk is the risk that we fail to observe the letter and spirit of all relevant laws, regulations, regulatory requirements and standards of good market practice. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout our organization.
All HSBC companies are required to observe the letter and spirit of all relevant laws, codes, rules, regulations and standards of good market practice. In 2012, we experienced increasing levels of compliance risk as regulators and other agencies pursued investigations into historical activities and as we continued to work with them in relation to already identified issues. These included an appearance by HSBC and HSBC Bank USA before the U.S. Senate Permanent Subcommittee on Investigations and the Deferred Prosecution Agreement between U.S. authorities and HSBC and HSBC Bank USA in relation to investigations regarding inadequate compliance with anti-money laundering, the U.S. Bank Secrecy Act and sanctions laws, plus a related undertaking with the U.K.’s FSA.
With a new senior leadership team and a new strategy in place since 2011, HSBC has already taken concrete steps to address these issues including making significant changes to strengthen compliance, risk management and culture. These steps, which should also serve over time to enhance our compliance risk management capabilities, include the following:

•	the creation of a new global structure, which will make HSBC easier to manage and control;

•	simplifying HSBC's businesses through the ongoing implementation of an organizational effectiveness program and a five economic filters strategy;

•	introducing a sixth global risk filter which will standardize the way HSBC does business in high risk countries;

HSBC Finance Corporation

•	substantially increasing resources, doubling global expenditure and significantly strengthening Compliance as a control (and not only as an advisory) function;

•	continuing to roll out cultural and values programs that define the way everyone in the HSBC Group should act; and

•	adopting and enforcing the most effective standards globally, including a globally consistent approach to knowing and retaining our customers.
Additionally, HSBC has substantially revised its governance framework in this area, appointing a new Chief Legal Officer with particular expertise and experience in U.S. law and regulation, and creating and appointing experienced individuals to the new roles of Head of Group Financial Crime Compliance and Global Head of Regulatory Compliance.
It is clear from both our own and wider industry experience that there is a significantly increased level of activity from regulators and law enforcement agencies in pursuing investigations in relation to possible breaches of regulation and that the direct and indirect costs of such breaches can be significant. Coupled with a substantial increase in the volume of new regulation, much of which has some level of extra-territorial effect, and the geographical spread of our businesses, we believe that the level of inherent compliance risk that we face will continue to remain high for the foreseeable future.
Within the U.S., the Compliance Committee of the Board of Directors oversees the compliance risk management program. The compliance function is led by the Chief Compliance Officer (“CCO”) for HSBC North America, who reports directly to the HSBC North America Chief Executive Officer, and the HSBC Head of Group Compliance. Further, the line of business compliance personnel functionally report to the CCO for HSBC North America. This reporting relationship enables the CCO to have direct access to HSBC Group Compliance, the Chief Risk Officer and the HSBC North America Chief Executive Officer as well as allowing for line of business personnel to be independent. The CCO for HSBC North America has broad authority from the Board of Directors and senior management to develop the enterprise-wide compliance program and oversee the compliance activities across all business units, jurisdictions and legal entities. This broad authority enables the CCO for HSBC North America to identify and resolve compliance issues in a timely and effective manner, and to escalate issues promptly to senior management, the Board of Directors, and HSBC as appropriate.
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
Our enterprise-wide program in HSBC North America is designed in accordance with HSBC policy and the principles established by the Federal Reserve in Supervision and Regulation Letter 08-8 (SR 08-8) dated October 16, 2008. By leveraging industry-leading practices and taking an enterprise-wide, integrated approach to managing our compliance risks, we can better identify and understand our compliance requirements, monitor our compliance risk profile, and assess and report our compliance performance across the organization. Consistent with the expectations of HSBC North America's regulators, our enterprise-wide compliance risk management program is designed to promote a consistent understanding of roles and responsibilities, as well as consistency in compliance program activities. The program is structured to pro-actively identify as well as quickly react to emerging issues and to assess, control, measure, monitor and report compliance risks across the company, both within and across business lines, support units, jurisdictions and legal entities.
Reputational Risk Management  The safeguarding of our reputation is of paramount importance to our continued prosperity and is the responsibility of every member of our staff. Reputational risk can arise from social, ethical or environmental issues, or as a consequence of operational and other risk events. Our good reputation depends upon the way in which we conduct our business, but can also be affected by the way in which customers to whom we provide financial services conduct themselves.
Reputational risk is considered and assessed by the HSBC Group Management Board, our Board of Directors and senior management during the establishment of standards for all major aspects of business and the formulation of policy and products. These policies, which are an integral part of the internal control systems, are communicated through manuals and statements of policy, internal communication and training. The policies set out operational procedures in all areas of reputational risk, including money laundering deterrence, economic sanctions, environmental impact, anti-corruption measures and employee relations.
We have established a strong internal control structure to minimize the risk of operational and financial failure and to ensure that a full appraisal of reputational risk is made before strategic decisions are taken. The HSBC Internal Audit function monitors compliance with our policies and standards.

HSBC Finance Corporation

Reputational risk is managed at the regional level across HSBC Group. All HSBC businesses and corporate risk functions within HSBC North America are represented on the HSBC North America Reputational Risk Policy Committee. The HSBC North America Reputational Risk Policy Committee is chaired by the HSBC North America Chief Executive Officer. The Reputational Risk Policy Committee is responsible for assessing reputational risk policy matters regionally and for advising HSBC Group Management and local senior management on matters relating to reputational risk. Notwithstanding the Reputational Risk Policy Committee, the responsibility of the practical implementation of such policies and the compliance with the letter and spirit of them rests with our Chief Executive Officer and senior management of our businesses.
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
This risk is also a function of the compatibility of an organization's strategic goals, the business strategies developed to achieve those goals, the resources deployed against those goals and the quality of implementation.
We have established a strong internal control structure to minimize the impact of strategic risk to our earnings and capital. All changes in strategy as well as the process in which new strategies are implemented are subject to detailed reviews and approvals at business line, functional, regional, board and HSBC Group levels. This process is monitored by the Strategy and Planning Group to ensure compliance with our policies and standards.
Security and Fraud Risk Management We are committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. To that end we ensure that all physical security, fraud, business continuity, information and privacy risks are appropriately identified, measured, managed, controlled, and reported in a timely and consistent manner. The Security and Fraud Risk function ("S&FR"), headed by an Executive Vice President who reports directly to the HSBC North America Chief Risk Officer, provides assurance, oversight and challenge over the effectiveness of the risk and control activities conducted by the businesses as the First Line of Defense, establishes frameworks to identify and measure the risks being taken by their respective businesses, and monitors the performance of the key risks through key indicators and the oversight and assurance programs against defined risk appetite and risk tolerance. S&FR is split into five functions: Business Continuity Management, which manages the risk to the employees, customers, and buildings exposed to a natural disaster, terrorism and flu pandemics, which prevents normal continuity of business operations; Fraud Risk that is the risk that a person outside or within HSBC, acting individually or in concert with others dishonestly or deceitfully gains or helps others to gain some unjust or illegal advantage or gain from HSBC or our customers. Fraud Risk staff are responsible for establishing and operating policies, standards, systems and other controls to prevent and detect fraud against HSBC or our customers; Information Security Risk which is the risk that a breach of confidentiality, integrity or availability results in confidential information being lost, exploited for criminal purposes, or used in a way that would cause reputational damage and/or financial loss to HSBC. Information Security is responsible for protecting HSBC information from theft, corruption or loss, whether caused deliberately or inadvertently by its staff or external parties. Its primary mechanisms for doing this are robust assessments of evolving threats, layers of controls on what information staff have access to and how it is stored and conveyed, and a series of technical defenses and monitoring operations to mitigate the risks of externally instigated breaches causing harm or corruption to data or systems integrity. The ISR function is also responsible for investigating information breaches and taking remedial actions; Physical Security Risk which is the risk to the staff, property or bank critical infrastructure from civil disorder, terrorism or systemically high levels of violent crime and extreme climate. Physical Security Risk develops practical physical, electronic, and operational countermeasures to ensure that the people, property and assets managed by the Group are protected from crime, theft, attack and groups hostile to HSBC interests; and Privacy Risk which is the risk to the personal information of HSBC's consumers, customers, and personnel.
There are several Security and Fraud Risk related committees that aid and assist the S&FR function to identify, measure, monitor, and manage the Security and Fraud risks across HSBC North America.
Model Risk Management In order to manage the risks arising out of use of incorrect or misused model output or reports, a comprehensive Model Governance framework has been established that provides oversight and challenge to all models across HSBC North America. This framework includes a revamped HSBC North America Model Standards Policy, the transformation of HSBC North America Credit Risk Analytics Oversight Committee into a HSBC North America level Model Oversight Committee that is chaired by the Chief Risk Officer and has broad representation from across HSBC North America businesses and functions. The committee provides broad oversight around model risk management including the review and approval of model governance sub-committees. Materiality levels of models are approved by the HSBC North America Model Oversight Committee that is also notified of all material model approvals or changes to existing material models by the respective business or functional areas. A complete inventory of all HSBC North America models is maintained and reported to the HSBC North America Model Oversight Committee at least semi-annually.

HSBC Finance Corporation

Pension Risk Pension risk is the risk that the cash flows associated with pension assets will not be enough to cover the pension benefit obligations required to be paid. Effective January 1, 2005, our previously separate qualified defined benefit pension plan was combined with that of HSBC USA Inc. into a single HSBC North America qualified defined benefit plan. At December 31, 2010, the defined benefit plan was frozen, significantly reducing future benefit accruals. At December 31, 2012, plan assets were lower than projected plan liabilities resulting in an under-funded status. The accumulated benefit obligation exceeded the fair value of the plan assets by approximately $889 million. As these obligations relate to the HSBC North America pension plan, only a portion of this deficit could be considered our responsibility. We and other HSBC North America affiliates with employees participating in this plan will be required to make up this shortfall over a number of years as specified under the Pension Protection Act. This can be accomplished through direct contributions, appreciation in plan assets and/or increases in interest rates resulting in lower liability valuations. See Note 17, “Pension and Other Postretirement Benefits,” in the accompanying consolidated financial statements for further information concerning the HSBC North America defined benefit plan.

HSBC Finance Corporation

New Accounting Pronouncements to be Adopted in Future Periods

Balance Sheet Offsetting In December 2011, the FASB issued an Accounting Standards Update that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to master netting arrangement. The new guidance is effective for all annual and interim periods beginning January 1, 2013. Additionally, entities will be required to provide the disclosures required by the new guidance retrospectively for all comparative periods. In January 2013, the FASB issued another Accounting Standards Update to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these Accounting Standards Updates will not have an impact on our financial position or results of operations.

Accumulated Other Comprehensive Income In February 2013, the FASB issued an Accounting Standards Update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance is effective for all annual and interim periods beginning January 1, 2013 and to be applied prospectively. The adoption of this guidance will not have an impact on our financial position or results of operations.

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
Efficiency Ratio – Total operating expenses expressed as a percentage of the sum of net interest income and other revenues.
Enhancement Services Revenue – Income associated with ancillary credit card revenue from products such as Account Secure (debt protection) and Identity Protection Plan.
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
Intangible Assets – Assets (excluding financial assets) which lack physical substance. Our acquired intangibles have historically included purchased credit card relationships and related programs, other loan related relationships, technology and customer lists.

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
Nonaccrual Receivables – Receivables which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged and the contractual delinquency status reset to current as such activity, in our judgment, evidences continued payment probability. If a re-aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables also do not include credit card receivables which, consistent with industry practice, continue to accrue until charge-off.
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
Refreshed Loan-to-Value – Refreshed LTVs for first liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies). Refreshed LTVs for second liens are calculated using the receivable balance as of the reporting date (including any charge-offs recorded to reduce receivables to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies) plus the senior lien amount at origination. The current estimated property values are derived from the property's appraised value at the time of receivable origination updated by the change in the Federal Housing Finance Agency's (formerly known as the Office of Federal Housing Enterprise Oversight) house pricing index (“HPI”) at either a Core Based Statistical Area (“CBSA”) or state level. The estimated value of the homes could vary from actual fair values due to changes in condition of the underlying property, variations in housing price changes within metropolitan statistical areas and other factors.
Return on Average Assets – Income (loss) after tax for continuing operations as a percentage of average assets.
Return on Average Common Shareholder’s Equity – Income (loss) after tax for continuing operations less dividends on preferred stock as a percentage of average common shareholder’s equity.
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

HSBC Finance Corporation

as subsequent changes in fair value recognized in earnings associated with debt and related derivatives for which we elected fair value option accounting, less intangible assets and goodwill.
Tangible Shareholders’ Equity – Tangible common equity plus preferred stock and company obligated mandatorily redeemable preferred securities of subsidiary trusts (including amounts due to affiliates).

HSBC Finance Corporation

CREDIT QUALITY STATISTICS – CONTINUING OPERATIONS

	2012	2011	2010	2009	2008
	(dollars are in millions)
Two-Month-and-Over Contractual Delinquency Ratios for Receivables and Receivables Held for Sale:
Real estate secured	17.16%	18.98%	16.56%	15.78%	14.17%
Private label(1)	—	—	—	—	26.91
Personal non-credit card	3.24	9.35	10.94	13.65	19.06
Total	16.03%	17.93%	15.85%	15.46%	15.04%
Ratio of Net Charge-offs to Average Receivables for the Year(2)
Real estate secured	6.70%	7.13%	9.50%	9.85%	5.47%
Private label(1)	—	—	—	—	31.19
Personal non-credit card	4.47	11.84	22.65	27.96	13.46
Total	6.59%	7.69%	11.30%	12.91%	6.91%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	6.94%	7.58%	10.01%	10.14%	5.91%
Nonaccrual Receivables:
Real estate secured	$3,032	$6,544	$6,356	$6,989	$7,672
Private label(1)	—	—	—	—	12
Personal non-credit card	—	330	530	998	2,420
Nonaccrual receivables held for sale	2,161	—	4	6	33
Total	$5,193	$6,874	$6,890	$7,993	$10,137
Real Estate Owned	$227	$299	$962	$592	$885

(1)
Private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio, in 2009 we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

(2)
See “Credit Quality” in this MD&A for discussion of the trends between years for the ratio of net charge-offs to average receivables and the ratio of real estate charge-offs and REO expense as a percent of average real estate secured receivables.

HSBC Finance Corporation

ANALYSIS OF CREDIT LOSS RESERVES ACTIVITY – CONTINUING OPERATIONS

	2012	2011	2010	2009	2008
	(dollars are in millions)
Total Credit Loss Reserves at January 1	$5,952	$5,512	$7,275	$9,781	$7,491
Provision for Credit Losses	2,224	4,418	5,346	7,904	9,072
Charge-offs(2):
Real estate secured:
First lien	(2,094)	(2,527)	(3,811)	(4,381)	(1,956)
Second lien	(538)	(827)	(1,456)	(2,282)	(2,362)
Total real estate secured receivables	(2,632)	(3,354)	(5,267)	(6,663)	(4,318)
Private label(1)	—	—	—	—	(34)
Personal non-credit card	(389)	(1,127)	(2,329)	(4,039)	(2,474)
Total receivables charged off	(3,021)	(4,481)	(7,596)	(10,702)	(6,826)
Recoveries:
Real estate secured:
First lien	60	34	43	25	11
Second lien	58	60	69	40	38
Total real estate secured receivables	118	94	112	65	49
Private label(1)	—	—	—	—	7
Personal non-credit card	299	409	375	227	222
Total recoveries on receivables	417	503	487	292	278
Reserves on Receivables Transferred to Held For Sale:
Real estate secured	—	—	—	—	(224)
Personal non-credit card	(965)	—	—	—	—
Total reserves on receivables transferred to held for sale	(965)	—	—	—	(224)
Other, net	—	—	—	—	(10)
Credit Loss Reserves:
Real estate secured	4,607	4,912	4,187	5,427	7,113
Private label(1)	—	—	—	—	13
Personal non-credit card	—	1,040	1,325	1,848	2,655
Total Credit Loss Reserves at December 31	$4,607	$5,952	$5,512	$7,275	$9,781
Ratio of Credit Loss Reserves to(1):
Net charge-offs	281.8%	139.9%	74.5%	67.1%	144.5%
Receivables	13.35	12.03	10.54	11.73	10.84
Nonaccrual receivables	320.5%	235.0%	184.3	147.6	93.6

(1)
Ratio excludes credit loss reserves associated with accrued finance charges as well as receivables and nonaccrual receivables and the related credit loss reserves associated with receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, which represent a non-U.S. GAAP financial measure. Ratio also excludes receivables, net charge-offs and nonaccrual receivables related to receivable portfolios held for sale. See "Credit Quality" in this MD&A for the most comparable U.S. GAAP measure and additional information.

(2)
During the second quarter of 2012 we transferred a pool of real estate secured receivables to held for sale which consisted of real estate secured receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell. Immediately prior to the transfer to receivables held for sale, we had credit loss reserves associated with these receivables totaling $333 million related to an estimate of additional loss following an interior appraisal of the property. Because these receivables were collateral dependent, the credit loss reserves have been recognized as additional charge-off at the time of the transfer to held for sale. This did not have any impact on our results of operations as the amount had previously been recognized in credit loss reserves.

(3)
Private label receivables consist primarily of the sales retail contracts in our Consumer Lending business which are liquidating. Due to the small size of this portfolio, in 2009 we began reporting this liquidating portfolio prospectively within our personal non-credit card portfolio.

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2012 COMPARED TO 2011

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2012 and 2011. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Interest expense and the calculation of net interest margin includes interest expense of $30 million and $95 million for the years ended December 31, 2012 and 2011, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the classification of businesses as discontinued operations

	Average Outstanding(1)		Average Rate(7)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(2)	Rate Variance(2)
	2012	2011	2012	2011	2012	2011
	(dollars are in millions)
Receivables:
Real estate secured(5)	$39,135	$45,689	6.67%	6.43%	$2,612	$2,936	$(324)	$(434)	$110
Personal non-credit card(5)	3,928	6,059	19.73	16.78	775	1,017	(242)	(400)	158
Other(6)	49	65	—	1.54	—	1	(1)	—	(1)
Total receivables	43,112	51,813	7.86	7.63	3,387	3,954	(567)	(681)	114
Noninsurance investments	4,840	6,165.68		.83	33	51	(18)	(10)	(8)
Interest related to income tax receivables	—	—	—	—	3	117	(114)	(114)	—
Total interest-earning assets	$47,952	$57,978	7.14%	7.11%	$3,423	$4,122	$(699)	$(716)	$17
Other assets	1,575	1,012
Total Assets	$49,527	$58,990
Debt:
Commercial paper	$1,647	$3,815.30%		.24%	$5	$9	$(4)	$(7)	$3
Due to related party	8,045	8,447	2.03	1.94	163	164	(1)	(8)	7
Long-term debt	34,502	47,576	4.75	4.77	1,639	2,268	(629)	(621)	(8)
Total debt	$44,194	$59,838	4.09%	4.08%	$1,807	$2,441	$(634)	$(640)	$6
Other liabilities	6,448	(6,549)
Total liabilities	50,642	53,289
Preferred securities	1,575	1,575
Common shareholder’s equity	(2,690)	4,126
Total Liabilities and Shareholders’ Equity	$49,527	$58,990
Net Interest Margin(3)			3.37%	2.90%	$1,616	$1,681	$(65)	$(76)	$11
Interest Spreads(4)			3.05%	3.03%

(1)	Nonaccrual receivables are included in average outstanding balances.

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

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(5)	Excludes purchase accounting adjustments.

(6)	Includes purchase accounting adjustments.

(7)	Average rate may not recompute from the dollar figures presented due to rounding.

HSBC Finance Corporation

HSBC Finance Corporation

NET INTEREST MARGIN – CONTINUING OPERATIONS 2011 COMPARED TO 2010

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity together with their respective interest amounts and rates earned or paid and the average rate by each component for the years ended December 31, 2011 and 2010. Net interest margin is calculated by dividing net interest income by the average interest earning assets from which interest income is earned. Interest expense and the calculation of net interest margin includes interest expense of $95 million and $269 million for the years ended December 31, 2011 and 2010, respectively, that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the classification of businesses as discontinued operations.

	Average Outstanding(1)		Average Rate(7)		Finance and Interest Income/ Interest Expense		Increase/(Decrease) Due to:
							Total Variance	Volume Variance(2)	Rate Variance(2)
	2011	2010	2011	2010	2011	2010
	(dollars are in millions)
Receivables:
Real estate secured(5)	$45,689	$54,264	6.43%	6.48%	$2,936	$3,517	$(581)	$(551)	$(30)
Personal non-credit card(5)	6,059	8,623	16.78	15.91	1,017	1,372	(355)	(427)	72
Other(6)	65	78	1.54	(8.97)	1	(7)	8	1	7
Total receivables	51,813	62,965	7.63	7.75	3,954	4,882	(928)	(852)	(76)
Noninsurance investments	6,165	6,727.83		.79	51	53	(2)	(5)	3
Interest related to income tax receivables	—	—	—	—	117	6	111	111	—
Total interest-earning assets	$57,978	$69,692	7.11%	7.09%	$4,122	$4,941	$(819)	$(833)	$14
Other assets	1,012	3,392
Total Assets	$58,990	$73,084
Debt:
Commercial paper	$3,815	$3,732.24%		.29%	$9	$11	$(2)	$—	$(2)
Due to related party	8,447	8,473	1.94	1.73	164	147	17	—	17
Long-term debt	47,576	62,285	4.77	4.84	2,268	3,016	(748)	(702)	(46)
Total debt	$59,838	$74,490	4.08%	4.26%	$2,441	$3,174	$(733)	$(602)	$(131)
Other liabilities	(6,549)	(6,797)
Total liabilities	53,289	67,693
Preferred securities	1,575	663
Common shareholder’s equity	4,126	4,728
Total Liabilities and Shareholders’ Equity	$58,990	$73,084
Net Interest Margin(3)			2.90%	2.54%	$1,681	$1,767	$(86)	$(231)	$145
Interest Spreads(4)			3.03%	2.83%

(1)	Nonaccrual receivables are included in average outstanding balances.

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

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents the difference between the yield earned on interest-earning assets and the cost of the debt used to fund the assets.

(5)	Excludes purchase accounting adjustments.

(6)	Includes purchase accounting adjustments.

(7)	Average rate may not recompute from the dollar figures presented due to rounding.

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
IFRS Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRS Basis results to the comparable owned basis amounts, see Note 19, “Business Segments,” to the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures Reconciliations of selected equity ratios follow.

HSBC Finance Corporation

RECONCILIATIONS OF NON-U.S. GAAP FINANCIAL MEASURES TO U.S. GAAP FINANCIAL MEASURES EQUITY RATIOS – CONTINUING OPERATIONS

	2012	2011	2010	2009	2008
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$4,530	$5,351	$6,145	$7,804	$12,862
Exclude:
Fair value option adjustment	(182)	(755)	(453)	(518)	(2,494)
Unrealized (gains) losses on cash flow hedging instruments	358	494	575	633	1,316
Postretirement benefit plan adjustments, net of tax	26	11	—	(8)	(4)
Unrealized (gains) losses on investments and interest-only strip receivables	(116)	(102)	(74)	(31)	55
Intangible assets	—	(514)	(605)	(748)	(922)
Goodwill	—	—	—	—	(2,294)
Tangible common equity	$4,616	$4,485	$5,588	$7,132	$8,519
Tangible shareholders’ equity:
Tangible common equity	$4,616	$4,485	$5,588	$7,132	$8,519
Preferred stock	1,575	1,575	1,575	575	575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000	1,000	1,000	1,275
Tangible shareholders’ equity	$7,191	$7,060	$8,163	$8,707	$10,369
Tangible assets:
Total assets	$46,778	$63,567	$77,255	$95,043	$131,319
Exclude:
Intangible assets	—	(514)	(605)	(748)	(922)
Goodwill	—	—	—	—	(2,294)
Derivative financial assets	—	—	(75)	—	(8)
Tangible assets	$46,778	$63,053	$76,575	$94,295	$128,095
Equity ratios:
Common and preferred equity to total assets	13.05%	10.90%	9.99%	8.82%	10.23%
Tangible common equity to tangible assets	9.87	7.11	7.30	7.56	6.65
Tangible shareholders’ equity to tangible assets	15.37	11.20	10.66	9.23	8.09

HSBC Finance Corporation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is included in the following sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations: “Liquidity and Capital Resources” and “Risk Management.”

Item 8.	Financial Statements and Supplementary Data.

Our 2012 Financial Statements meet the requirements of Regulation S-X. The 2012 Financial Statements and supplementary financial information specified by Item 302 of Regulation S-K are set forth below.

HSBC Finance Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
HSBC Finance Corporation:

We have audited the accompanying consolidated balance sheet of HSBC Finance Corporation, an indirect wholly-owned subsidiary of HSBC Holdings plc, and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of HSBC Finance Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Finance Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 5 to the financial statements, in the third quarter of 2011 HSBC Finance Corporation adopted the provisions of Accounting Standards Update No. 2011-02--Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The new guidance was applied retrospectively to restructurings occurring on or after January 1, 2011.

/s/    KPMG LLP
Chicago, Illinois
March 4, 2013

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF INCOME (LOSS)

Year Ended December 31,	2012	2011	2010
	(in millions)
Finance and other interest income	$3,423	$4,122	$4,941
Interest expense on debt held by:
HSBC affiliates	163	164	147
Non-affiliates	1,614	2,182	2,758
Interest expense	1,777	2,346	2,905
Net interest income	1,646	1,776	2,036
Provision for credit losses	2,224	4,418	5,346
Net interest income (loss) after provision for credit losses	(578)	(2,642)	(3,310)
Other revenues:
Derivative related income (expense)	(207)	(1,146)	(379)
Gain (loss) on debt designated at fair value and related derivatives	(449)	1,164	741
Servicing and other fees from HSBC affiliates	35	20	36
Lower of amortized cost or fair value adjustment on receivables held for sale	(1,529)	1	2
Other income	31	101	84
Total other revenues	(2,119)	140	484
Operating expenses:
Salaries and employee benefits	183	158	234
Occupancy and equipment expenses, net	44	51	55
Real estate owned expenses	90	206	274
Other servicing and administrative expenses	487	570	372
Support services from HSBC affiliates	310	270	241
Total operating expenses	1,114	1,255	1,176
Loss from continuing operations before income tax	(3,811)	(3,757)	(4,002)
Income tax benefit	1,406	1,431	1,453
Loss from continuing operations	(2,405)	(2,326)	(2,549)
Discontinued Operations (Note 3);
Income from discontinued operations before income tax	2,521	1,380	1,070
Income tax expense	(961)	(462)	(437)
Income from discontinued operations	1,560	918	633
Net loss	$(845)	$(1,408)	$(1,916)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31,	2012	2011	2010
	(in millions)
Net loss	$(845)	$(1,408)	$(1,916)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives classified as cash flow hedges	136	81	57
Securities available-for-sale, not other-than temporarily impaired	12	24	40
Other-than-temporarily impaired debt securities available-for-sale	2	4	3
Pension and postretirement benefit plan adjustments, net of tax	(15)	(11)	(8)
Foreign currency translation adjustments, net of tax	4	(3)	—
Other comprehensive income, net of tax	139	95	92
Total comprehensive loss	$(706)	$(1,313)	$(1,824)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET

December 31,	2012	2011
	(in millions, except share data)
Assets
Cash	$197	$215
Interest bearing deposits with banks	1,371	1,140
Securities purchased under agreements to resell	2,160	920
Securities available-for-sale	80	188
Receivables, net (including $4.9 billion and $5.3 billion at December 30, 2012 and 2011, respectively, collateralizing long-term debt)	29,284	43,201
Receivables held for sale	6,203	—
Properties and equipment, net	71	77
Real estate owned	227	299
Deferred income taxes, net	3,889	3,314
Other assets	1,264	1,312
Assets of discontinued operations	2,032	12,901
Total assets	$46,778	$63,567
Liabilities
Debt:
Due to affiliates (including $514 million and $447 million at December 31, 2012 and 2011, respectively, carried at fair value)	$9,089	$8,262
Commercial paper	—	4,026
Long-term debt (including $9.7 billion and $13.7 billion at December 31, 2012 and 2011, respectively, carried at fair value and $2.9 billion and $3.3 billion at December 31, 2012 and 2011, respectively, collateralized by receivables)	28,426	39,790
Total debt	37,515	52,078
Derivative related liabilities	22	26
Liability for postretirement benefits	263	280
Other liabilities	1,372	1,688
Liabilities of discontinued operations	1,501	2,569
Total liabilities	40,673	56,641
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at both December 31, 2012 and 2011, respectively)	—	—
Additional paid-in capital	23,974	23,966
Accumulated deficit	(19,187)	(18,219)
Accumulated other comprehensive loss	(257)	(396)
Total common shareholder’s equity	4,530	5,351
Total shareholders’ equity	6,105	6,926
Total liabilities and shareholders’ equity	$46,778	$63,567
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2012	2011	2010
	(dollars are in millions)
Preferred stock
Balance at the beginning of period	$1,575	$1,575	$575
Issuance of Series C preferred stock	—	—	1,000
Balance at the end of period	1,575	1,575	1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—	—
Additional paid-in capital
Balance at beginning of period	23,966	23,321	23,119
Capital contribution from parent	—	690	200
Employee benefit plans, including transfers and other	8	(45)	2
Balance at end of period	23,974	23,966	23,321
Accumulated deficit
Balance at beginning of period	(18,219)	(16,685)	(14,732)
Net loss	(845)	(1,408)	(1,916)
Dividends on preferred stock	(123)	(126)	(37)
Balance at end of period	(19,187)	(18,219)	(16,685)
Accumulated other comprehensive loss
Balance at beginning of period	(396)	(491)	(583)
Other comprehensive income	139	95	92
Balance at end of period	(257)	(396)	(491)
Total common shareholder’s equity at end of period	4,530	5,351	6,145
Total shareholders' equity at end of period	$6,105	$6,926	$7,720

Shares of preferred stock
Number of shares at beginning of period	576,000	576,000	575,000
Number of shares of Series C preferred stock issued	—	—	1,000
Number of shares at the end of period	576,000	576,000	576,000
Shares of common stock
Number of shares at beginning of period	68	66	65
Number of shares of common stock issued to parent	—	2	1
Number of shares at end of period	68	68	66

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2012	2011	2010
	(in millions)
Cash flows from operating activities
Net loss	$(845)	$(1,408)	$(1,916)
Income from discontinued operations	1,560	918	633
Loss from continuing operations	(2,405)	(2,326)	(2,549)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Provision for credit losses	2,224	4,418	5,346
Lower of amortized cost or fair value adjustment on receivables held for sale	1,529	(1)	(2)
Loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	44	103	128
Depreciation and amortization	7	19	22
Mark-to-market on debt designated at fair value and related derivatives	852	(560)	48
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(621)	(765)	(630)
Deferred income tax (benefit) provision	(448)	(659)	231
Net change in other assets	(77)	(21)	2,438
Net change in other liabilities	(333)	456	3
Other, net	331	298	463
Cash provided by (used in) operating activities – continuing operations	1,103	962	5,498
Cash provided by (used in) operating activities – discontinued operations	2,161	1,619	2,325
Net cash provided by (used in) operating activities	3,264	2,581	7,823
Cash flows from investing activities
Securities:
Purchased	(46)	(591)	(1,049)
Matured	89	252	452
Sold	124	1,208	216
Net change in short-term securities available-for-sale	(56)	291	274
Net change in securities purchased under agreements to resell	(1,240)	3,391	(1,461)
Net change in interest bearing deposits with banks	(231)	(132)	(997)
Receivables:
Net collections	3,085	3,600	4,520
Proceeds from sales of real estate owned	579	1,465	1,338
Purchases of properties and equipment	(3)	(4)	(10)
Cash provided by (used in) investing activities – continuing operations	2,301	9,480	3,283
Cash provided by (used in) investing activities – discontinued operations	9,508	(224)	3,663
Net cash provided by (used in) investing activities	11,809	9,256	6,946

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

Year Ended December 31,	2012	2011	2010
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	(4,026)	869	(1,134)
Net change in due to affiliates	759	(3)	(1,553)
Long-term debt issued	—	245	1,519
Long-term debt retired	(11,408)	(13,386)	(14,734)
Issuance of preferred stock	—	—	1,000
Capital contribution from parent	—	690	200
Shareholders’ dividends	(123)	(126)	(37)
Cash provided by (used in) financing activities – continuing operations	(14,798)	(11,711)	(14,739)
Cash provided by (used in) financing activities – discontinued operations	(196)	17	(166)
Net cash provided by (used in) financing activities	(14,994)	(11,694)	(14,905)
Net change in cash	79	143	(136)
Cash at beginning of period(1)	318	175	311
Cash at end of period(2)	$397	$318	$175
Supplemental Cash Flow Information:
Interest paid	$1,913	$2,414	$3,111
Income taxes paid during period	982	16	26
Income taxes refunded during period	254	516	4,135
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$551	$906	$1,834
Transfer of receivables to held for sale	6,756	8,620	2,910
Extinguishment of indebtedness related to bulk receivable sale	—	—	(431)
Issuance of subordinated debt exchanged for senior debt	—	—	1,939
Extinguishment of senior debt exchanged for subordinated debt	—	—	(1,797)

(1)	Cash at beginning of period includes $103 million, $11 million and $149 million for discontinued operations as of December 31, 2012, 2011 and 2010, respectively.

(2)	Cash at end of period includes $200 million, $103 million and $11 million for discontinued operations as of December 31, 2012, 2011 and 2010, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization	113	13	Income Taxes	146
2	Summary of Significant Accounting Policies and New Accounting Pronouncements	113	14	Redeemable Preferred Stock	150
3	Discontinued Operations	120	15	Accumulated Other Comprehensive Income	150
4	Securities	123	16	Share-based Plans	152
5	Receivables	125	17	Pension and Other Postretirement Benefits	152
6	Credit Loss Reserves	131	18	Related Party Transactions	155
7	Receivables Held for Sale	134	19	Business Segments	159
8	Properties and Equipment, Net	137	20	Variable Interest Entities	164
9	Commercial Paper	137	21	Fair Value Measurements	165
10	Long-Term Debt	138	22	Commitments and Contingent Liabilities	172
11	Fair Value Option	140	23	Litigation and Regulatory Matters	172
12	Derivative Financial Instruments	141	24	Concentration of Credit Risk	177

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us” or “our.” Historically, HSBC Finance Corporation provided middle-market consumers with several types of loan products in the United States. Our lending products have historically included real estate secured, auto finance, personal non-credit card, MasterCard, Visa, American Express and Discover credit card receivables as well as private label receivables in the United States, the United Kingdom and Canada. We have also historically offered tax refund anticipation loans and related products in the United States. Additionally, we also previously offered credit and specialty insurance in the United Kingdom. We currently offer specialty insurance products in the United States and Canada, however, we are in the process of selling our Insurance business to a third-party. We have one reportable segment: Consumer, which consists of our run-off Consumer Lending and Mortgage Services businesses.

2.	Summary of Significant Accounting Policies and New Accounting Pronouncements

Summary Significant Accounting Policies
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
The consolidated financial statements include the accounts of HSBC Finance Corporation and all subsidiaries including all variable interest entities (“VIEs”) in which we are the primary beneficiary. HSBC Finance Corporation and its subsidiaries may also be referred to in these notes to the consolidated financial statements as “we,” “us,” or “our.” All significant intercompany accounts and transactions have been eliminated.
We assess whether an entity is a VIE and, if so, whether we are its primary beneficiary at the time of initial involvement with the entity and on an ongoing basis. A VIE is an entity in which the equity investment at risk is not sufficient to finance the entity's activities, the equity investors lack certain characteristics of a controlling financial interest, or voting rights are not proportionate to the economic interests of equity investors and the entity's activities are conducted primarily on behalf of investors having few voting rights. A VIE must be consolidated by its primary beneficiary, which is the entity with the power to direct the activities of a VIE that most significantly impact its economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We are involved with VIEs primarily in connection with our collateralized funding transactions. See Note 10, “Long-Term Debt,” for additional discussion of those activities and the use of VIEs.

HSBC Finance Corporation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications may be made to prior year amounts to conform to the current year presentation. Areas which we consider to be critical accounting estimates and require a high degree of judgment and complexity include credit loss reserves, valuation of financial instruments including receivables held for sale, deferred tax asset valuation allowance and contingent liabilities.
Unless otherwise indicated, information included in these notes to consolidated financial statements relates to continuing operations for all periods presented. In 2012, we completed the sale of our credit card operations to Capital One Financial Corporation and announced our decision to exit the manufacturing of all insurance products through the sale of our interest in substantially all of the subsidiaries of our Insurance business. Also in 2012, starting in the second quarter, we reported our Commercial business in discontinued operations because it no longer had any outstanding receivable balances and does not generate any remaining significant cash flows. In 2010, we completed the sale of our auto finance receivable servicing operations and auto finance receivables portfolio to Santander Consumer USA and we exited the Taxpayer Financial Services business. As a result, each of these businesses are reported as discontinued operations. See Note 3, “Discontinued Operations,” for further details.
Securities Purchased under Agreements to Resell Securities purchased under agreements to resell are treated as collateralized financing transactions and are carried at the amounts at which the securities were acquired plus accrued interest. Interest income earned on these securities is included in net interest income.
Securities We maintain investment portfolios of debt securities (comprising primarily corporate debt securities) in both our non-insurance and insurance operations. Our entire non-insurance investment securities portfolio is classified as available-for-sale. Our entire insurance investment securities portfolio is reported in discontinued operations and included in the Insurance disposal group held for sale. See Note 3, “Discontinued Operations,” for additional discussion.
Available-for-sale investment securities are intended to be invested for an indefinite period but may be sold in response to events we expect to occur in the foreseeable future. These investments are carried at fair value with changes in fair value recorded as adjustments to common shareholder's equity in other comprehensive income (loss), net of income taxes.
When the fair value of a security has declined below its amortized cost basis, we evaluate the decline to assess whether it is other-than-temporary. For debt securities that we intend to sell or for which it is more likely than not that we will be required to sell before recovering its amortized cost basis, the decline in fair value below the security's amortized cost is deemed to be other than temporary and we recognize an other-than-temporary impairment loss in earnings equal to the difference between the security's amortized cost and its fair value. We measure the impairment loss for equity securities that are deemed other-than-temporarily impaired in the same manner. For a debt security that we do not intend to sell and for which it is not more likely than not that we will be required to sell prior to recovery of its amortized cost basis, but for which we nonetheless do not expect to recover the entire amortized cost basis of the security, we recognize the portion of the decline in the security's fair value below its amortized cost that represents a credit loss as an other-than-temporary impairment in earnings and the remaining portion of the decline as an other-than-temporary impairment in other comprehensive income. For these debt securities, a new cost basis is established, which reflects the amount of the other-than-temporary impairment loss recognized in earnings.
Cost of investment securities sold is determined using the specific identification method. Realized gains and losses from the investment portfolio are recorded in investment income. Interest income earned on the non-insurance investment portfolio is classified in the consolidated statement of income (loss) in net interest income, while investment income from the insurance portfolio is reflected in discontinued operations. Accrued investment income is classified with investment securities.
For cash flow presentation purposes, we consider available-for-sale securities with original maturities less than 90 days as short term, and thus purchases, sales and maturities are presented on a net basis.
Receivables Held for Sale Receivables are classified as held for sale when management does not have the intent or the ability to hold the receivables for the foreseeable future or until maturity or payoff. Such receivables are carried at the lower of cost or fair value with any subsequent write downs or recoveries charged to other income. While receivables are held for sale, the carrying amounts of any unearned income, unamortized deferred fees or costs (on originated receivables), or discounts and premiums (on purchased receivables) are not amortized into earnings.
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

HSBC Finance Corporation

are recognized as adjustments to the yield of the related receivables. Origination fees, which include points on real estate secured loans, are deferred and generally amortized to finance income over the estimated life of the related receivables, except to the extent they offset directly related lending costs.
Provision and Credit Loss Reserves Provision for credit losses on receivables is made in an amount sufficient to maintain credit loss reserves at a level considered adequate, but not excessive, to cover probable incurred losses of principal, accrued interest and fees, and, as it relates to loans which have been identified as troubled debt restructurings, credit loss reserves are based on the present value of expected future cash flows discounted at the loans' original effective interest rates. We estimate probable incurred losses for consumer receivables other than troubled debt restructuring using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This analysis considers delinquency status, loss experience and severity and takes into account whether loans are in bankruptcy or have been subject to customer account management actions, such as the re-age of accounts or modification arrangements. Our credit loss reserves also take into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default based on historical and recent trends, which are updated monthly based on a rolling average of several months' data using the most recently available information. When customer account management policies and practices, or changes thereto, shift loans from a “higher” delinquency bucket to a “lower” delinquency bucket, this will be reflected in our roll rate statistics. To the extent that restructured accounts have a greater propensity to roll to higher delinquency buckets, this will be captured in the roll rates. Since the loss reserve is computed based on the composite of all these calculations, this increase in roll rate will be applied to receivables in all respective buckets, which will increase the overall reserve level. In addition, loss reserves on consumer receivables are maintained to reflect our judgment of portfolio risk factors which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer receivables include product mix, bankruptcy trends, the credit performance of modified loans, geographic concentrations, loan product features such as adjustable rate loans, economic conditions such as national and local trends in unemployment, housing markets and interest rates, portfolio seasoning, account management policies and practices, current levels of charge-offs and delinquencies, changes in laws and regulations and other factors which can affect consumer payment patterns on outstanding receivables such as natural disasters and global pandemics.
While our credit loss reserves are available to absorb losses in the entire portfolio, we specifically consider the credit quality and other risk factors for each of our products. We recognize the inherent loss characteristics in each of our products, and for certain products their vintages, as well as customer account management policies and practices and risk management/collection practices. Charge-off policies are also considered when establishing loss reserve requirements. We also consider key ratios such as reserves to nonperforming loans, reserves as a percentage of net charge-offs and reserves as a percentage of two-months-and-over contractual delinquency in developing our loss reserve estimate. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside our control, such as consumer payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.
Provisions for credit losses on consumer loans for which we have modified the terms as part of a troubled debt restructuring (“TDR Loans”) are determined using a discounted cash flow impairment methodology. During the third quarter of 2011, we adopted FASB's Accounting Standards Update No. 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," which provided additional guidance for determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring for purposes of the identification and reporting of TDR Loans as well as for recording impairment. Under this new guidance, we have determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we have determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification, should be considered TDR Loans. Prior to 2011, loans which have been granted a permanent modification, a twelve-month or longer modification, or two or more consecutive six-month modifications were considered TDR Loans, and loans which were granted re-ages were not considered TDR Loans as these were not considered permanent modification events. Modifications may include changes to one or more terms of the loan, including but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal or accrued interest. As a result of recently issued regulatory guidance, beginning in the fourth quarter of 2012 TDR Loans also include receivables discharged under Chapter 7 bankruptcy and not re-affirmed.
TDR Loans are considered to be impaired loans. Interest income on TDR Loans is recognized in the same manner as loans which are not TDRs. Once a loan is classified as a TDR, it continues to be reported as such until it is paid off or charged-off.
Charge-Off and Nonaccrual Policies and Practices Our consumer charge-off and nonaccrual policies vary by product and are summarized below:

HSBC Finance Corporation

Product	Charge-off Policies and Practices	Nonaccrual Policies and Practices
Continuing Operations:
Real estate secured
Carrying amounts in excess of fair value less cost to sell are generally charged-off at or before the time foreclosure is completed or settlement is reached with the borrower but, in any event, generally no later than the end of the month in which the account becomes six months contractually delinquent. If foreclosure is not pursued (which frequently occurs on second lien loans) and there is no reasonable expectation for recovery (insurance claim, title claim, pre-discharge bankrupt account), the account is generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent.(1)

Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest accruals are resumed and suspended interest recognized when the customer makes the equivalent of six qualifying payments(3) under the terms of the loan, while maintaining a current payment status when we receive the sixth payment. If the re-aged receivable again becomes more than three months contractually delinquent, any interest accrued beyond three months delinquency is reversed.

Personal non-credit card	Accounts are generally charged-off by the end of the month in which the account becomes six months contractually delinquent.
Interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Interest subsequently received is generally recorded as collected and accruals are not resumed upon a re-age when the receivable becomes less than three months contractually delinquent.

Discontinued Operations:
Auto finance(2)
Carrying amounts in excess of fair value less costs to sell are charged off at the earlier of the following:

• the collateral has been repossessed and sold,

• the collateral has been in our possession for more than 30 days, or

• the loan becomes 120 days contractually delinquent.

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

(1)
Values are determined based upon broker price opinions or appraisals, which are updated at least every 180 days. During the quarterly period between updates, real estate price trends are reviewed on a geographic basis and additional reductions in value are recorded as necessary.

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

(2)
Our Credit Card business, which was sold in 2012, and our Auto Finance business, which was sold in 2010, are reported as discontinued operations. See Note 3, “Discontinued Operations,” for additional information.

(3)
Our real estate secured receivables are currently maintained on two mortgage loan servicing platforms. One platform (representing approximately two-thirds of our outstanding real estate secured receivables) establishes a qualifying payment as a payment that is within $10 of the required payment. The other platform (representing approximately one-third of our outstanding real estate secured receivables) establishes a qualifying payment as a payment that, on a life-to-date basis, leaves the total less than 50 percent of one required payment unpaid.

Historically, charge-offs involving a bankruptcy for our credit card receivables occurred by the end of the month at the earlier of 60 days after notification or 180 days delinquent. For auto finance receivables, bankrupt accounts were charged off at the earlier

HSBC Finance Corporation

of (i) 60 days past due and 60 days after notification, or (ii) the end of the month in which the account became 120 days contractually delinquent.
Delinquency status for loans is determined using the contractual method which is based on the status of payments under the loan. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as the re-age or modification of accounts.
Payments received on nonaccrual loans are generally applied first to reduce the current interest on the earliest payment due with any remainder applied to reduce the principal balance associated with that payment due.
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
We have used collateral funding transactions for certain real estate secured and personal non-credit card receivables where it provides an attractive source of funding. All collateralized funding transactions remaining on our balance sheet have been structured as secured financings.
Properties and Equipment, Net Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the improvement or the term of the lease. The costs of maintenance and repairs are expensed as incurred. Impairment testing is performed whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Repossessed Collateral Collateral acquired in satisfaction of a loan is reported as real estate owned, initially at the lower of the amortized cost of the loan or the collateral's fair value less estimated costs to sell. Once a property is classified as real estate owned, we do not consider the losses on past sales of foreclosed properties when determining the fair value of any collateral during the period it is held as real estate owned. Any subsequent declines in fair value less estimated costs to sell are recorded through a valuation allowance. Recoveries in fair value less estimated costs to sell are recognized as a reduction of the valuation allowance but not in excess of cumulative losses previously recognized subsequent to the date of repossession. Adjustments to the valuation allowance, costs of holding repossessed collateral, and any gain or loss on disposition are credited or charged to operating expense.
Derivative Financial Instruments All derivatives are recognized on the balance sheet at their fair values. At the inception of a hedging relationship, we designate the derivative as a fair value hedge or a cash flow hedge. A fair value hedge offsets changes in the fair value of a recognized asset or liability, including certain foreign currency positions. A cash flow hedge offsets the variability of cash flows to be received or paid related to a recognized asset or liability, including those related to certain foreign currency positions. A derivative that does not qualify for or is not designated in a hedging relationship is accounted for as a non-hedging derivative.
Changes in the fair value of a derivative designated as a fair value hedge, along with the changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including changes in fair value on firm commitments), are recorded as derivative related income (expense) in the current period. Changes in the fair value of a derivative designated as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income (loss), net of income taxes, and reclassified

HSBC Finance Corporation

into net interest margin in the period during which the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging instruments and ineffective portions of changes in the fair value of hedging instruments are recognized in other revenue as derivative related income (expense) in current period earnings. Realized gains and losses as well as changes in the fair value of derivative instruments associated with fixed rate debt we have designated at fair value are recognized in other revenues as gain (loss) on debt designated at fair value and related derivatives in the current period.
For derivative instruments designated as hedges, we formally document all relationships between hedging instruments and hedged items at the inception of the hedging relationship. This documentation includes our risk management objective and strategy for undertaking various hedge transactions, as well as how hedge effectiveness and ineffectiveness will be measured. This process includes linking derivatives to specific assets and liabilities on the balance sheet. We also formally assess, both at the hedge's inception and on a quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. This assessment is conducted using statistical regression analysis. When as a result of the quarterly assessment, it is determined that a derivative is not expected to continue to be highly effective as a hedge or has ceased to be a highly effective hedge, we discontinue hedge accounting as of the beginning of the quarter in which such determination was made.
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
Foreign Currency Translation Effects of foreign currency translation in the statements of cash flows, primarily a result of the specialty insurance products we offer in Canada, are offset against the cumulative foreign currency adjustment within accumulated other comprehensive income. Foreign currency transaction gains and losses are included in income as they occur.
Share-Based Compensation We use the fair value based method of accounting for awards of HSBC stock granted to employees under various stock options, restricted share and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to restricted stock rights (“RSRs”) is based upon the RSR's fair value on the date of grant and is charged to earnings over their requisite service period (e.g., vesting period). Compensation expense relating to share options is calculated using a methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the requisite service period (e.g., vesting period), generally one to five years. When modeling awards with vesting that is dependent on performance targets, these performance targets are incorporated into the model using Monte Carlo simulation. The expected life of these awards depends on the behavior of the award holders, which is incorporated into the model consistent with historical observable data.
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
Income Taxes HSBC Finance Corporation is included in HSBC North America's consolidated federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (“the HNAH Group”) included in the consolidated returns which governs the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. Generally, such agreements allocate taxes to members of the HNAH Group based on the calculation of tax on a separate return basis, adjusted for the utilization or limitation of tax credits of the consolidated group. To the extent all the tax attributes available cannot be currently utilized by the consolidated

HSBC Finance Corporation

group, the proportionate share of the utilized attribute is allocated based on each affiliate's percentage of the available attribute computed in a manner that is consistent with the taxing jurisdiction's laws and regulations regarding the ordering of utilization. In addition, we file some unconsolidated state tax returns.
We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Deferred tax assets and liabilities are measured using the enacted tax rates including enacted rates for periods in which the deferred tax items are expected to be realized. If applicable, valuation allowances are recorded to reduce deferred tax assets to the amounts we conclude are more likely than not to be realized. Since we are included in HSBC North America's consolidated federal tax return and various combined state tax returns, the related evaluation of the recoverability of the deferred tax assets is performed at the HSBC North America legal entity level. We consider the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. The HNAH Group evaluates deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies and any available carryback capacity. In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. This process involves significant management judgment about assumptions that are subject to change from period to period. Only those tax planning strategies that are both prudent and feasible, and for which management has the ability and intent to implement, are incorporated into our analysis and assessment.
Where a valuation allowance is determined to be necessary at the HNAH consolidated level, such allowance is allocated to principal subsidiaries within the HNAH Group in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the growth of the HNAH consolidated deferred tax asset against which the valuation allowance is being recorded.
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
New Accounting Pronouncements Adopted
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts In October 2010, the FASB issued a new Accounting Standards Update that amended the accounting rules that define which costs associated with acquiring or renewing insurance contracts qualify as deferrable acquisition costs by insurance entities. We adopted the new guidance effective January 1, 2012. The adoption of this guidance did not have a material impact on our financial position or results of operations.
Repurchase Agreements In April 2011, the FASB issued a new Accounting Standards Update related to repurchase agreements. The new guidance removed the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the related collateral maintenance guidance from the assessment of effective control. As a result, an entity is no longer required to consider the sufficiency of the collateral exchanged but will evaluate the transferor's contractual rights and obligations to determine whether it maintains effective control over the transferred assets. The new guidance was required to be applied prospectively for all transactions that occurred on or after January 1, 2012. The adoption of this guidance did not have a material effect on our financial position or results of operations.
Fair Value Measurements and Disclosures In May 2011, the FASB issued an Accounting Standards Update to converge with newly issued IFRS 13, Fair Value Measurement. The new guidance clarifies that the application of the highest and best use and valuation premise concepts are not relevant when measuring the fair value of financial assets or liabilities. This Accounting Standards Update also requires new and enhanced disclosures on the quantification and valuation processes for significant unobservable inputs, transfers between Levels 1 and 2, and the categorization of all fair value measurements into the fair value hierarchy, even where those measurements are only for disclosure purposes. We adopted the new disclosure requirements effective January 1, 2012. See Note 21, “Fair Value Measurement,” in these consolidated financial statements.

HSBC Finance Corporation

Presentation of Comprehensive Income In June 2011, the FASB issued a new Accounting Standards Update on the presentation of other comprehensive income. This Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. We adopted the new guidance effective January 1, 2012. See the Consolidated Statement of Comprehensive Income (Loss) and Note 15, “Accumulated Other Comprehensive Income,” in these consolidated financial statements.

3.	Discontinued Operations

2012 Discontinued Operations:
Insurance During the second quarter of 2012, we decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries as this business did not fit with HSBC's core strategy in the United States and Canada. Insurance products will continue to be offered to HSBC customers through non-affiliate providers. As a result, our Insurance operations are part of a disposal group held for sale and we began reporting this business as discontinued operations in the second quarter of 2012. In September 2012, we announced we have entered into an agreement to sell our Insurance operations to Enstar Group Ltd (“Enstar”) for $181 million in cash, to be adjusted to reflect the actuarial value and capital of these operations at the date of closing, which is anticipated to be by the end of the first quarter of 2013, subject to regulatory approval. Since the carrying value of the disposal group was greater than its estimated fair value less costs to sell, during 2012 we recorded a pre-tax lower of amortized cost or fair value less cost to sell adjustment of $119 million ($90 million after-tax) which takes into consideration foreign currency translation adjustments and unrealized gains on available-for-sale securities associated with the disposal group that are reflected in accumulated other comprehensive income. At December 31, 2012, disposal group assets consisted primarily of available-for-sale securities totaling $1.4 billion and disposal group liabilities consisted primarily of insurance policy and claim reserves totaling $988 million.
The following summarizes the operating results of our discontinued Insurance business for the periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues(1)(2)	$167	$362	$373
(Loss) income from discontinued operations before income tax(2)	(162)	17	15

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

(2)
For the year ended December 31, 2012 amounts include the lower of amortized cost or fair value adjustment of $119 million as discussed above which was reported as a component of other revenues as well as the impact of ceasing the issuance of new term life insurance in the United States effective January 2012.

The following summarizes the assets and liabilities which are part of the disposal group held for sale related to our Insurance operations at December 31, 2012 and 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

At December 31,	2012	2011
	(in millions)
Cash	$2	$5
Interest bearing deposits with banks	29	3
Available-for-sale securities	1,411	1,851
Other assets	226	143
Assets of discontinued operations	$1,668	$2,002
Insurance policy and claim reserves	$988	$1,049
Other liabilities	224	43
Liabilities of discontinued operations	$1,212	$1,092

HSBC Finance Corporation

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

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues(1)	$23	$10	$85
Income from discontinued operations before income tax	20	6	84

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
The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues(1)(2)	$3,342	$3,729	$3,852
Income from discontinued operations before income tax(2)	2,649	1,364	997

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

(2)	For the year ended December 31, 2012, amounts include the gain on sale to Capital One of $2.2 billion.
The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at December 31, 2012 and 2011 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

HSBC Finance Corporation

At December 31,	2012	2011
	(in millions)
Cash	$197	$96
Receivables	—	9,001
Intangible assets	—	514
Properties and equipment, net	—	95
Other assets	84	1,102
Assets of discontinued operations	$281	$10,808
Long-term debt	$—	$211
Other liabilities(1)	283	1,257
Liabilities of discontinued operations	$283	$1,468

(1)
At December 31, 2012, other liabilities primarily consists of amounts due to Capital One for cash collections we have received on customer accounts while we continue to service these accounts on an interim basis and legal accruals. Other liabilities at December 31, 2012 also includes $59 million with respect to actions taken and to be taken in connection with an industry review of enhancement services products.

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
2010 Discontinued Operations:
Taxpayer Financial Services ("TFS") In December 2010, it was determined that we would not offer any tax refund anticipation loans or related products for the 2011 tax season and we exited the TFS business. As a result of this decision, our TFS business was reported in discontinued operations. The assets and liabilities of our TFS business as of December 31, 2012 and 2011 were not significant. The following summarizes the operating results of our TFS business for the periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues(1)	$—	$2	$68
Income (loss) from discontinued operations before income tax	—	(4)	20

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

Auto Finance In March 2010, we sold our auto finance receivable servicing operations as well as a portion of our auto finance receivable portfolio to Santander Consumer USA Inc. (“SC USA”) for $930 million in cash which resulted in a gain of $5 million ($3 million after-tax) during the first quarter of 2010. In August 2010, we sold the remainder of our auto finance receivable portfolio with an outstanding principal balance of $2.6 billion at the time of sale and other related assets to SC USA. The aggregate sales price for the auto finance receivables and other related assets was $2.5 billion which included the transfer of $431 million of indebtedness secured by auto finance receivables, resulting in net cash proceeds of $2.1 billion. We recorded a net loss as a result of this transaction of $43 million ($28 million after-tax) during the third quarter of 2010. This net loss is included as a component of loss from discontinued operations. Severance costs recorded as a result of this transaction were less than $1 million and are included as a component of loss from discontinued operations for the year ended December 31, 2010. As a result of this transaction, our Auto Finance business, previously included in our Consumer Segment, is reported as discontinued operations. The assets and

HSBC Finance Corporation

liabilities of our Auto Finance business as of December 31, 2012 and 2011 were not significant. The following summarizes the operating results of our Auto Finance business for the periods presented:

Year Ended December 31,	2012	2011	2010
	(in millions)
Net interest income and other revenues(1)(2)	$14	$—	$219
Income (loss) from discontinued operations before income tax(2)	14	(3)	(46)

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

(2)
For the year ended December 31, 2012, amounts reflect the receipt of a state sales tax refund from the state of California related to accounts that were charged-off prior to the sale of the Auto Finance business.

4.	Securities

Securities consisted of the following available-for-sale investments:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Continuing operations:
Money market funds	$80	$—	$—	$80
Securities available-for-sale - continuing operations	$80	$—	$—	$80
Securities available-for-sale - discontinued operations(1)	$1,231	$180	$—	$1,411

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Continuing operations:
U.S. Treasury	$80	$—	$—	$80
U.S. government sponsored enterprises(2)	1	—	—	1
U.S. corporate debt securities(3)	57	1	(1)	57
Foreign debt securities(4)	26	—	—	26
Equity securities	10	—	—	10
Money market funds	13	—	—	13
Subtotal	187	1	(1)	187
Accrued investment income	1	—	—	1
Securities available-for-sale - continuing operations	$188	$1	$(1)	$188
Securities available-for-sale - discontinued operations(1)	$1,694	$165	$(8)	$1,851

(1)
Securities available-for-sale in our discontinued operations relates to our discontinued Insurance business and primarily consists of U.S. corporate debt securities, money market funds and foreign debt securities at December 31, 2012 and 2011.

(2)	Represents mortgage-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation as of December 31, 2011.

(3)	The majority of our U.S. corporate debt securities represented investments in the financial services, consumer products and insurance sectors at December 31, 2011.

(4)
We did not hold any foreign debt securities issued by the governments of Portugal, Ireland, Italy, Greece or Spain at December 31, 2011. We did not hold any foreign debt securities at December 31, 2012.

HSBC Finance Corporation

At December 31, 2012, we did not hold any available-for-sale securities from continuing operations with gross unrealized losses. The table below provides a summary of gross unrealized losses and related fair values as of December 31, 2011 for available-for-sale securities for continuing operations classified as to the length of time the losses have existed.

	Less Than One Year			Greater Than One Year
December 31, 2011	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investments
	(dollars are in millions)
U.S. corporate debt securities	17	$(1)	$26	—	$—	$—
Foreign debt securities	10	—	15	—	—	—
Equity Securities	1	—	5	—	—	—
	28	$(1)	$46	—	$—	$—

We review our securities whenever there is an unrealized loss in accordance with our accounting policies for other-than-temporary impairment (“OTTI”). As a result of this review, no OTTI was recorded during 2012. During 2011 and 2010, an OTTI of less than $1 million was recognized in earnings on certain debt securities. In addition, during 2010 we recognized a recovery in accumulated other comprehensive income relating to the non-credit component of OTTI previously recognized in accumulated other comprehensive income totaling $4 million.
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
At December 31, 2011, approximately 90 percent of our corporate debt securities from our continuing operations were rated A- or better. During the third quarter of 2012, we sold all of our remaining corporate debt securities that were held as part of continuing operations.
If the fair value of a particular security is below its amortized cost for more than 12 months, it does not necessarily result in a credit loss and hence other-than-temporary impairment. The decline in fair value may be caused by, among other things, the illiquidity of the market. To the extent we do not intend to sell the debt security and it is more-likely-than-not we will not be required to sell the security before the recovery of the amortized cost basis, no other-than-temporary impairment is deemed to have occurred.

HSBC Finance Corporation

For available-for-sale securities in our discontinued operations, at December 31, 2012, approximately 86 percent of our corporate debt securities are rated A- or better and approximately 80 percent of our asset-backed securities, which totaled $14 million are rated AAA. At December 31, 2011, approximately 88 percent of our corporate debt securities for discontinued operations are rated A- or better and approximately 91 percent of our asset-backed securities for discontinued operations, which totaled $27 million are rated AAA. Other-than-temporary impairments may occur in future periods if the credit quality of the securities deteriorates.
The following table summarizes gross realized gains and losses for continuing operations during 2012, 2011 or 2010:

Year Ended December 31,	2012	2011	2010
	(in millions)
Gross realized gains on available-for-sale securities	$3	$26	$—
Gross realized losses on available-for-sale securities	—	11	—

5.	Receivables

Receivables consisted of the following:

At December 31,	2012	2011
	(in millions)
Real estate secured:
First lien	$29,301	$38,235
Second lien	3,638	4,478
Total real estate secured	32,939	42,713
Personal non-credit card	—	5,196
Other	—	3
Total receivables	32,939	47,912
HSBC acquisition purchase accounting fair value adjustments	43	57
Accrued finance income	909	1,184
Credit loss reserve for owned receivables	(4,607)	(5,952)
Total receivables, net	$29,284	$43,201
The decrease in receivables since December 31, 2011 reflects, in part, the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale. See Note 7, "Receivables Held for Sale," for additional information.
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.
Net deferred origination fees totaled $221 million and $254 million at December 31, 2012 and 2011, respectively, and are included in the receivable balance.
Net unamortized premium on our receivables totaled $127 million and $169 million at December 31, 2012 and 2011, respectively. Unearned income on personal non-credit card receivables totaled $8 million at December 31, 2011 and is included in the receivable balance in the table above. As discussed more fully in Note 7, "Receivables Held for Sale," during the second quarter of 2012, we moved our entire portfolio of personal non-credit card receivables as well as certain real estate secured receivables to receivables held for sale.
Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $2.9 billion at December 31, 2012 are secured by $4.9 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $3.3 billion at December 31, 2011 were secured by $5.3 billion of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at December 31, 2012 and 2011. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment percentage requirements which vary between servicing platforms.

HSBC Finance Corporation

	Days Past Due			Total Past Due		Total Receivables(1)
December 31, 2012	1 – 29 days	30 – 89 days	90+ days		Current
	(in millions)
Real estate secured:
First lien	$4,644	$2,759	$2,748	$10,151	$19,150	$29,301
Second lien	652	316	239	1,207	2,431	3,638
Total real estate secured receivables(2)	$5,296	$3,075	$2,987	$11,358	$21,581	$32,939

	Days Past Due			Total Past Due		Total Receivables(1)
December 31, 2011	1 – 29 days	30 – 89 days	90+ days		Current
	(in millions)
Real estate secured:
First lien	$5,828	$4,028	$6,248	$16,104	$22,131	$38,235
Second lien	754	416	329	1,499	2,979	4,478
Total real estate secured(2)	6,582	4,444	6,577	17,603	25,110	42,713
Personal non-credit card	686	388	315	1,389	3,807	5,196
Other	—	—	—	—	3	3
Total receivables	$7,268	$4,832	$6,892	$18,992	$28,920	$47,912

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

(2)
Our real estate secured receivables are currently maintained on two mortgage loan servicing platforms. One platform (representing approximately two-thirds of our outstanding real estate secured receivables) establishes a qualifying payment as a payment that is within $10 of the required payment. The other platform (representing approximately one-third of our outstanding real estate secured receivables) establishes a qualifying payment as a payment that, on a life-to-date basis, leaves the total less than 50 percent of one required payment unpaid.

Contractual maturities Contractual maturities of our receivables were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Real estate secured:
First lien	$101	$45	$58	$91	$125	$28,881	$29,301
Second lien	98	20	20	38	43	3,419	3,638
Total real estate secured receivables	$199	$65	$78	$129	$168	$32,300	$32,939
As a substantial portion of consumer receivables, based on our experience, will be repaid prior to contractual maturity, the above maturity schedule should not be regarded as a forecast of future cash collections.
The following table summarizes contractual maturities of receivables due after one year by repricing characteristic:

At December 31, 2012	Over 1 But Within 5 Years	Over 5 Years
	(in millions)
Receivables at predetermined interest rates	$394	$30,854
Receivables at floating or adjustable rates	46	1,446
Total	$440	$32,300
Nonaccrual receivables Nonaccrual consumer receivables and nonaccrual receivables held for sale are all receivables which are 90 or more days contractually delinquent as well as second lien loans (regardless of delinquency status) where the first lien loan that we own or service is 90 or more days contractually delinquent. Nonaccrual receivables do not include receivables which have made qualifying payments and have been re-aged such that the contractual delinquency status has been reset to current. If a re-

HSBC Finance Corporation

aged loan subsequently experiences payment default and becomes 90 or more days contractually delinquent, it will be reported as nonaccrual. Nonaccrual receivables and nonaccrual receivables held for sale are summarized in the following table.

At December 31,	2012	2011
	(dollars are in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$3,032	$6,544
Personal non-credit card	—	330
Nonaccrual receivables held for sale	2,161	—
Total nonaccrual receivables	$5,193	$6,874

(1)
At December 31, 2012 and 2011, nonaccrual real estate secured receivables held for investment include $1.7 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

The significant decrease in total nonaccrual receivables as compared to December 31, 2011 reflects the impact of the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale as these receivables are now carried at the lower of amortized cost or fair value. See Note 7, "Receivables Held for Sale," for additional information.
The following table provides additional information on our total nonaccrual receivables:

Year Ended December 31,	2012	2011	2010
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$1,100	$1,161	$1,295
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	331	462	625
Troubled Debt Restructurings Troubled debt restructurings ("TDR Loans") represent receivables for which the original contractual terms have been modified to provide for terms that are less than what we would be willing to accept for new receivables with comparable risk because of deterioration in the borrower’s financial status.
Modifications for real estate secured and personal non-credit card receivables may include changes to one or more terms of the loan, including, but not limited to, a change in interest rate, an extension of the amortization period, a reduction in payment amount and partial forgiveness or deferment of principal. A substantial amount of our modifications involve interest rate reductions which lower the amount of finance income we are contractually entitled to receive in future periods. By lowering the interest rate and making other changes to the loan terms, we believe we are able to increase the amount of cash flow that will ultimately be collected from the loan, given the borrower's financial condition. Re-aging is an account management action that results in the resetting of the contractual delinquency status of an account to current which generally requires the receipt of two qualifying payments. TDR Loans are reserved for based on the present value of expected future cash flows discounted at the loans' original effective interest rate which generally results in a higher reserve requirement for these loans.
As disclosed previously, during the third quarter of 2012 we began evaluating recently issued regulatory guidance requiring receivables discharged under Chapter 7 bankruptcy and not re-affirmed to be classified as TDR Loan balances. During the fourth quarter of 2012, we completed our analysis and now classify these receivables as TDR Loans which resulted in an increase in TDR Loans of $1.0 billion at December 31, 2012, of which 37 percent had been carried at the lower of amortized cost or fair value of the collateral less cost to sell. Excluding the receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, these receivables are now reserved for using a discounted cash flow analysis which resulted in an increase in credit loss reserves during the fourth quarter of 2012 of approximately $40 million. For the receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell, there was no change in the reserves.
During the third quarter of 2011 we adopted a new Accounting Standards Update which provided additional guidance to determine whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Under this new guidance, we determined that substantially all receivables modified as a result of a financial difficulty, regardless of whether the modification was permanent or temporary, including all modifications with trial periods, should be reported as TDR Loans. Additionally, we determined that all re-ages, except first time early stage delinquency re-ages where the customer has not been granted a prior re-age or modification since the first quarter of 2007, should be considered TDR Loans, as we believe that multiple or later stage delinquency re-ages or a need for a modification to any of the loan terms other than to provide a market rate of interest provides evidence the borrower is experiencing financial difficulty and a concession has been granted that is more than insignificant. As required, the new guidance

HSBC Finance Corporation

was applied retrospectively to restructurings occurring on or after January 1, 2011 and resulted in the reporting of an additional $4.1 billion of real estate secured receivables and an additional $717 million of personal non-credit card receivables as TDR Loans during the third quarter of 2011 with credit loss reserves of $1.3 billion associated with these receivables at September 30, 2011.
The following summarizes the drivers of the additional TDR Loans reported as a result of the new Accounting Standards Update:

New TDR Loan Volume Upon Adoption of New Accounting Standards Update	2011
(in billions)
Interest rate loan modifications less than 12 months in duration during January 1, 2011 through September 30, 2011	$1.4
Trial modifications during January 1, 2011 through September 30, 2011	.2
Re-ages during January 1, 2011 through September 30, 2011, excluding first-time early stage delinquency re-ages	3.2
Total	$4.8
An incremental loan loss provision for these receivables using a discounted cash flow analysis of approximately $925 million was recorded during the third quarter of 2011. This discounted cash flow analysis, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than loans for which credit loss reserves are established using a roll rate migration analysis that only considers incurred credit losses. The TDR Loan balances and related credit loss reserves for consumer receivables reported as of December 31, 2010 use our previous definition of TDR Loans and as such, are not directly comparable to the current period balances.
Prior to the adoption of the Accounting Standards Update, we did not view re-ages or temporary rate reductions (generally less than 12 months) as TDR Loans. We considered paragraph 5(c) of FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“FAS 15”), codified in paragraph 15-9(c) of Accounting Standards Codification (“ASC”) Subtopic 310-40, “Troubled Debt Restructurings by Creditors,” which provides guidance on when the modification of the terms of a loan contract represents a concession that may result in a modification qualifying as a TDR Loan (the other criterion being the borrower experiencing financial difficulty). In applying paragraph 5(c) of FAS 15 or paragraph 15-9(c) of ASC Subtopic 310-40, we focused on whether re-ages or modifications resulted in reducing the interest rate on the loan for its remaining life. Accordingly, under our previous policy, although such concessions were an indication that the borrower was experiencing financial difficulty, we considered re-ages and temporary rate reductions (generally less than 12 months) granted to help borrowers overcome an unexpected financial difficulty not to be concessions. However, we viewed loans for which we granted a 12-month or longer or two or more consecutive six-month interest modifications as permanent modifications and, accordingly, concessions. Applying the clarifications in the Accounting Standards Update, including the examples in the implementation guidance, caused us to conclude that interest rate modifications of less than 12-months and re-ages (other than first-time early stage delinquency re-ages) were concessions to borrowers experiencing financial difficulty that were not insignificant and should be reported as TDR Loans.
The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during 2012 and 2011 became classified as TDR Loans. During the year ended December 31, 2012 and 2011, substantially all of the actions reflect re-aging of past due accounts or loan modifications involving interest rate reductions.

Year Ended December 31,	2012	2011
	(in millions)
Real estate secured:
First lien	$3,235	$6,145
Second lien	329	625
Total real estate secured	3,564	6,770
Personal non-credit card	294	1,058
Total(1)	$3,858	$7,828

(1)	The following summarizes the actions taken during 2012 and 2011 which resulted in the above receivables being classified as a TDR Loan.

HSBC Finance Corporation

Year Ended December 31,	2012	2011
	(in millions)
Interest rate modification	$1,814	$3,630
Re-age of past due account	2,044	4,198
	$3,858	$7,828
The following table presents information about receivables and receivables held for sale reported as TDR Loans. As discussed more fully in Note 7, “Receivables Held for Sale,” we transferred our entire personal non-credit card portfolio and a substantial majority of our real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 to held for sale during the second quarter of 2012. As a result, these receivables are now carried at the lower of amortized cost or fair value which creates a lack of comparability between TDR Loan balances as of December 31, 2012 and 2011.

At December 31,	2012	2011
	(in millions)
TDR Loans:(1)(2)(3)
Real estate secured:
First lien(7)	$14,607	$13,186
Second lien	1,205	1,057
Total real estate secured(4)(7)	15,812	14,243
Personal non-credit card	592	1,341
Total TDR Loans(5)	$16,404	$15,584

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$3,104	$3,169
Second lien	523	534
Total real estate secured(7)	3,627	3,703
Personal non-credit card	—	706
Total credit loss reserves for TDR Loans(3)(6)	$3,627	$4,409

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

At December 31,	2012	2011
	(in millions)
Real estate secured:
First lien	$18,451	$14,813
Second lien	1,345	1,125
Total real estate secured	19,796	15,938
Personal non-credit card	1,139	1,341
Total TDR Loans	$20,935	$17,279

(3)
At December 31, 2012, $2.5 billion of TDR Loans were reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of amortized cost or fair value. At December 31, 2011, there were no TDR Loans reported as receivables held for sale

(4)
At December 31, 2012 and 2011, TDR Loans held for investment totaling $1.5 billion and $2.5 billion, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)
TDR Loan balances at December 31, 2012 have been impacted by the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to held for sale during the second quarter of 2012 and are now carried at the lower of amortized cost or fair value. See Note 7, “Receivables Held for Sale,” for additional information.

HSBC Finance Corporation

(6)	Included in credit loss reserves.

(7)
As discussed above, during the fourth quarter of 2012, we began classifying receivables discharged under Chapter 7 bankruptcy and not re-affirmed as TDR Loans. This resulted in an increase in real estate secured TDR Loans of $1.0 billion as of December 31, 2012 with an increase in credit loss reserves of approximately $40 million related to these loans.

The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during 2012 and 2011:

Year Ended December 31,	2012	2011
Real estate secured:
First lien	$2,202	$1,941
Second lien	259	189
Total real estate secured	2,461	2,130
Personal non-credit card	262	418
Total	$2,723	$2,548
Additional information relating to TDR Loans, including TDR Loans held for sale, is presented in the table below:

Year Ended December 31,	2012	2011	2010
	(in millions)
Average balance of TDR Loans:(1)
Real estate secured:
First lien	$14,657	$11,450	$8,832
Second lien	1,219	901	702
Total real estate secured	15,876	12,351	9,534
Personal non-credit card	925	1,161	736
Total average balance of TDR Loans	$16,801	$13,512	$10,270
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$871	$590	$407
Second lien	104	62	39
Total real estate secured	975	652	446
Personal non-credit card	174	133	47
Total interest income recognized on TDR Loans	$1,149	$785	$493

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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

HSBC Finance Corporation

	December 31, 2012		December 31, 2011
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$5,821	18.01%	$7,605	19.89%
Second lien	349	9.59	500	11.16
Total real estate secured	6,170	17.16	8,105	18.98
Personal non-credit card	103	3.24	486	9.35
Total	$6,273	16.03%	$8,591	17.93%
Nonperforming The status of receivables and receivables held for sale is summarized in the following table:

	Performing Loans	Nonaccrual Loans	Total
At December 31, 2012
Real estate secured(1)(2)	$29,907	$3,032	$32,939
Receivables held for sale	4,042	2,161	6,203
Total(3)	$33,949	$5,193	$39,142
At December 31, 2011
Real estate secured(1)(2)	$36,169	$6,544	$42,713
Personal non-credit card	4,866	330	5,196
Total	$41,035	$6,874	$47,909

(1)
At December 31, 2012 and 2011, nonperforming real estate secured receivables held for investment include $1.7 billion and $4.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At December 31, 2012 and 2011, nonperforming real estate secured receivables held for investment include $2.1 billion and $3.0 billion, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

(3)
The decrease since December 31, 2011 reflects, in part, the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables held for sale as these receivables are now carried at the lower of amortized cost or fair value. See Note 7, "Receivables Held for Sale," for additional information.

The decrease since December 31, 2011 reflects, in part, the transfer of our entire portfolio of personal non-credit card receivables and a portion of our real estate secured receivables to receivables held for sale which are carried at the lower of amortized cost or fair value. See Note 7, “Receivables Held for Sale” for additional information.
Troubled debt restructurings See discussion of TDR Loans above for further details on this credit quality indicator.

6.	Credit Loss Reserves

An analysis of credit loss reserves for receivables in continuing operations was as follows:

	2012	2011	2010
	(in millions)
Credit loss reserves at beginning of period	$5,952	$5,512	$7,275
Provision for credit losses(1)(2)	2,224	4,418	5,346
Net charge-offs:
Charge-offs	(3,021)	(4,481)	(7,596)
Recoveries	417	503	487
Total net charge-offs	(2,604)	(3,978)	(7,109)
Reserves on receivables transferred to held for sale	(965)	—	—
Credit loss reserves at end of period	$4,607	$5,952	$5,512

HSBC Finance Corporation

(1)	Provision for credit losses during 2011 included approximately $925 million related to the adoption of new accounting guidance for TDR Loans in the third quarter of 2011 as discussed above.

(2)
Provision for credit losses during 2012 includes $112 million related to the portion of the lower of amortized cost or fair value adjustment that was attributable to credit for personal non-credit card receivables transferred to held for sale during the second quarter of 2012. See Note 7, “Receivables Held for Sale,” for additional information. This amount was recorded as a provision for credit losses and included in the total of reserves on receivables transferred to held for sale. There was no lower of cost or fair value adjustment allocated to credit for the real estate secured receivables as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the loans to held for sale.

As discussed above, credit loss reserves at December 31, 2012 have been impacted by the transfer of our entire portfolio of personal non-credit card receivables and certain real estate secured receivables to held for sale. See Note 7, “Receivables Held for Sale,” for additional information.
We historically have estimated probable losses for real estate secured receivables collectively evaluated for impairment which do not qualify as a troubled debt restructure using a roll rate migration analysis that estimates the likelihood that a loan will progress through the various stages of delinquency and ultimately charge-off. This has historically resulted in the identification of a loss emergence period for these real estate secured receivables collectively evaluated for impairment using a roll rate migration analysis which results in approximately 7 months of losses in our credit loss reserves. A loss coverage of 12 months using a roll rate migration analysis would be more aligned with U.S. bank industry practice. As previously disclosed in the third quarter of 2012, our regulators indicated they would like us to more closely align our loss coverage period implicit within the roll rate methodology with U.S. bank industry practice. During the fourth quarter of 2012, we extended our loss emergence period to 12 months for U.S. GAAP. As a result, during the fourth quarter of 2012, we increased credit loss reserves by approximately $350 million for these loans. We will perform an annual review of our portfolio going forward to assess the period of time utilized in our roll rate migration period.
The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the years ended December 31, 2012, 2011 and 2010:

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien
	(in millions)
Year ended December 31, 2012:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$—	$5,952
Provision for credit losses(2)	1,812	397	15	—	2,224
Net charge-offs:
Charge-offs	(2,094)	(538)	(389)	—	(3,021)
Recoveries	60	58	299	—	417
Total net charge-offs	(2,034)	(480)	(90)	—	(2,604)
Reserves on receivables transferred to held for sale	—	—	(965)	—	(965)
Credit loss reserve balance at end of period	$3,867	$740	$—	$—	$4,607
Reserve components:
Collectively evaluated for impairment	$722	$215	$—	$—	$937
Individually evaluated for impairment(1)	3,010	523	—	—	3,533
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	131	1	—	—	132
Receivables acquired with deteriorated credit quality	4	1	—	—	5
Total credit loss reserves	$3,867	$740	$—	$—	$4,607
Receivables:
Collectively evaluated for impairment	$16,012	$2,414	$—	$—	$18,426
Individually evaluated for impairment(1)	11,233	1,155	—	—	12,388
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	2,043	66	—	—	2,109
Receivables acquired with deteriorated credit quality	13	3	—	—	16
Total receivables	$29,301	$3,638	$—	$—	$32,939
Year ended December 31, 2011:

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Other	Total
	First Lien	Second Lien
	(in millions)
Credit loss reserve balances at beginning of period	$3,355	$832	$1,325	$—	$5,512
Provision for credit losses(3)	3,227	758	433	—	4,418
Net charge-offs:
Charge-offs	(2,527)	(827)	(1,127)	—	(4,481)
Recoveries	34	60	409	—	503
Net charge-offs	(2,493)	(767)	(718)	—	(3,978)
Credit loss reserve balance at end of period	$4,089	$823	$1,040	$—	$5,952
Reserve components:
Collectively evaluated for impairment	$632	$286	$334	$—	$1,252
Individually evaluated for impairment(1)	3,026	534	706	—	4,266
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	423	2	—	—	425
Receivables acquired with deteriorated credit quality	8	1	—	—	9
Total credit loss reserves	$4,089	$823	$1,040	$—	$5,952
Receivables:
Collectively evaluated for impairment	$21,660	$3,358	$3,855	$3	$28,876
Individually evaluated for impairment(1)	10,693	1,024	1,341	—	13,058
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	5,847	90	—	—	5,937
Receivables acquired with deteriorated credit quality	35	6	—	—	41
Total receivables	$38,235	$4,478	$5,196	$3	$47,912
Year ended December 31, 2010:
Balance at beginning of period	$3,997	$1,430	$1,848	$—	$7,275
Provision for credit losses	3,126	789	1,431	—	5,346
Net charge-offs:
Charge-offs	(3,811)	(1,456)	(2,329)	—	(7,596)
Recoveries	43	69	375	—	487
Net charge-offs	(3,768)	(1,387)	(1,954)	—	(7,109)
Balance at end of period	$3,355	$832	$1,325	$—	$5,512
Reserve components:
Collectively evaluated for impairment	$1,544	$570	$930	$—	$3,044
Individually evaluated for impairment(1)	1,701	258	395	—	2,354
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	94	1	—	—	95
Receivables acquired with deteriorated credit quality	16	3	—	—	19
Total credit loss reserves	$3,355	$832	$1,325	$—	$5,512
Receivables:
Collectively evaluated for impairment	$31,556	$4,762	$6,413	$3	$42,734
Individually evaluated for impairment(1)	7,240	635	704	—	8,579
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	5,022	73	—	—	5,095
Receivables acquired with deteriorated credit quality	41	7	—	—	48
Total receivables	$43,859	$5,477	$7,117	$3	$56,456

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral

HSBC Finance Corporation

less cost to sell which totaled $1.5 billion, $2.5 billion and $1.5 billion at December 31, 2012, 2011 and 2010, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $94 million, $143 million and $27 million at December 31, 2012, 2011 and 2010, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

(2)
Provision for credit losses during 2012 includes $112 million related to the portion of the lower of amortized cost or fair value that was attributable to credit for personal non-credit card receivables transferred to held for sale during the second quarter of 2012. See Note 7, “Receivables Held for Sale,” for additional information. This amount was recorded as a provision for credit losses and included in the total of reserves on receivables transferred to held for sale. There was no lower of cost or fair value adjustment allocated to credit for the real estate secured receivables as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the loans to held for sale.

(3)	Provision for credit losses during 2011 included approximately $925 million related to the adoption of new accounting guidance for TDR Loans in the third quarter of 2011 as discussed above.
During the third quarter of 2011, we reviewed our existing models for determining credit loss reserves. As part of this process, we considered recent environmental activity including the impact of foreclosure delays, unique characteristics of our run-off portfolio and changes in how loans are ultimately running off. As a result, we made certain enhancements to our credit loss reserve estimation process during the third quarter of 2011. These changes in estimation were necessary because previous estimation techniques no longer represented the composition of the run-off portfolio or the current environment. These changes involved enhancements to the process for determining loss severity associated with real estate loans; revisions to our estimate of projected cash flows for TDR Loans; and increased segmentation of the loan portfolio based on the risk characteristics of the underlying loans.

7.	Receivables Held for Sale

As discussed in prior filings, we have been engaged in an on-going evaluation of the optimal size of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we identified a pool of real estate secured receivables for which we no longer had the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012. The receivable pool identified comprised first lien partially charged-off accounts as of June 30, 2012, with an unpaid principal balance of approximately $8.1 billion at the time of transfer. The net realizable value of these receivables after considering the fair value of the property less cost to sell was approximately $4.6 billion prior to transfer. Reducing these types of assets is expected to be capital accretive and will reduce funding requirements, accelerate portfolio wind-down and also alleviate some operational burden given that these receivables are servicing intense and subject to foreclosure delays. Receivables greater than 180 days past due require substantial amounts of regulatory capital under the U.K. Financial Services Authority's requirements and the extension of the foreclosure timeline in the U.S. has increased the capital requirements for this run-off book of business. This factor combined with the increase in the market's appetite for this asset class, led us to the decision that the sale of certain of these assets would be the best financial decision based on certain facts and circumstances.
We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. This pool of receivables includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the sole source for repayment. However, as we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions which results in a lower estimate of fair value for the cash flows associated with the receivables. Real estate secured receivables written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies subsequent to June 30, 2012 will continue to be held for investment.
Based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, a portion of the real estate secured receivables classified as held for sale during the second quarter of 2012 will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less cost to sell which we expect will represent a higher value than the price a third party investor would have paid to acquire the receivables as explained above. As a result, a portion of the fair value adjustment on receivables held for sale will be recorded in earnings over time. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the second half of 2012, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $168 million to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded

HSBC Finance Corporation

totaling 50 million during the second half of 2012. Additionally, during the second half of 2012, we completed short sales on real estate secured receivables with a carrying value of $96 million. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling 20 million during the second half of 2012 as the settlement price was higher than the carrying value.
In addition to the real estate secured receivables discussed above, we also determined that, given current market conditions for the personal non-credit card receivable portfolio, a sale of our remaining personal non-credit card receivables is expected to reduce a significant amount of risk-weighted assets which would provide net capital relief, reduce funding requirements and allow us to exit an entire product line, reducing both the related cost infrastructure and operational risk. As such, during the second quarter of 2012, we made the decision to pursue a sale of the personal non-credit card receivable portfolio. The personal non-credit card receivable portfolio was previously held for investment purposes and was transferred to held for sale during the second quarter of 2012 as we no longer had the intention to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipate these receivables will be sold in the near term. As a result, our personal non-credit card receivable portfolio, which was previously held for investment purposes, was transferred to held for sale during the second quarter of 2012. The personal non-credit card receivable portfolio will not be reported as discontinued operations as it does not qualify as a component of our business as the cash flows and operations related to our personal non-credit card receivable portfolio are not clearly distinguishable from the cash flows and operations of our real estate secured receivable portfolio.
The following table summarizes receivables held for sale which are carried at the lower of amortized cost or fair value:

At December 31,	2012	2011
	(in millions)
First lien real estate secured	$3,022	$—
Personal non-credit card	3,181	—
Total receivables held for sale	$6,203	$—

The table below summarizes the activity in receivables held for sale during 2012, 2011 and 2010.

Year ended December 31,	2012	2011	2010
	(in millions)
Receivables held for sale at beginning of period	$—	$4	$3
Transfers into receivables held for sale at the lower of amortized cost or fair value:
First lien real estate secured	3,287	—	—
Personal non-credit card	3,469	—	—
Additional lower of amortized cost or fair value adjustment subsequent to transfer to receivables held for sale	18	1	2
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(264)	—	—
Transfer into receivables held for investment at the lower of amortized cost or fair value	—	(5)	—
Change in receivable balance	(307)	—	(1)
Receivables held for sale at end of period(1)	$6,203	$—	$4

(1)	Net of a valuation allowance of $1.5 billion at December 31, 2012

The following table summarizes the components of the cumulative lower of amortized cost or fair value adjustment recorded during 2012:

HSBC Finance Corporation

	Lower of Amortized Cost or Fair Value Adjustments Associated With
	Fair Value	REO	Short Sales	Total
	(in millions)
Lower of amortized cost or fair value adjustments recorded as a component of:
Provision for credit losses(1)	$112	$—	$—	$112
Other revenues:
Initial lower of amortized cost or fair value adjustment(2)	1,547	—	—	1,547
Subsequent to initial transfer to held for sale(3)	52	(50)	(20)	(18)
Total recorded through other revenues	1,599	(50)	(20)	1,529
Lower of amortized cost or fair value adjustment	$1,711	$(50)	$(20)	$1,641

(1)
The portion of the initial lower of amortized cost or fair value adjustment attributable to credit for personal non-credit card receivables which was recorded as a provision for credit losses in the consolidated statement of income (loss). This was determined by giving consideration to the impact of over-the-life credit loss estimates as compared to the existing credit loss reserves prior to our decision to transfer to receivables held for sale. There was no lower of cost or fair value adjustment allocated to credit for the real estate secured receivables as these receivables were previously carried at the lower of amortized cost or fair value of the collateral less cost to sell prior to the transfer of the loans to held for sale.

(2)
The portion of the lower of amortized cost or fair value adjustment which reflects the impact on value caused by current marketplace conditions including changes in interest rates and illiquidity and is recorded as a component of total other revenues in the consolidated statement of income (loss).

(3)
The additional lower of amortized cost or fair value adjustments subsequent to the transfer to receivable held for sale associated with fair value reflects the change in the fair value of the receivables held for sale, net of reversals associated with liquidations other than REO and short sales.

HSBC Finance Corporation

8.     Properties and Equipment, Net

Property and Equipment consisted of the following:

At December 31,	2012	2011	Depreciable Life
	(dollars are in millions)
Land	$3	$3	—
Buildings and improvements	99	101	10-40 years
Furniture and equipment	26	26	3-10
Total	128	130
Accumulated depreciation and amortization	(57)	(53)
Properties and equipment, net	$71	$77
Depreciation and amortization expense for continuing operations totaled $6 million, $11 million and $15 million in 2012, 2011 and 2010, respectively.
9.    Commercial Paper

During the first quarter of 2012, we made the decision to wind-down our commercial paper program. As a result, during the second quarter of 2012, we ceased new commercial paper issuance and completed the wind-down of the program by December 31, 2012.
The following table shows the outstanding commercial paper balances.

Commercial Paper
(in millions)
December 31, 2012:
Balance	$—
Highest aggregate month-end balance	4,660
Average borrowings	1,647
Weighted-average interest rate:
At year-end	—%
Paid during year	.3
December 31, 2011:
Balance	$4,026
Highest aggregate month-end balance	4,304
Average borrowings	3,815
Weighted-average interest rate:
At year-end	.3%
Paid during year	.2
December 31, 2010:
Balance	$3,157
Highest aggregate month-end balance	4,864
Average borrowings	3,732
Weighted-average interest rate:
At year-end	.3%
Paid during year	.3
Interest expense for commercial paper totaled $5 million, $9 million and $11 million in 2012, 2011 and 2010, respectively.
We maintain various bank credit agreements which primarily serve to support commercial paper borrowings. We have commercial paper back-up lines of credit totaling $2.1 billion at December 31, 2012 compared to $6.0 billion at December 31, 2011, which

HSBC Finance Corporation

includes $100 million and $2.0 billion in commercial paper back-up lines with HSBC affiliates at December 31, 2012 and 2011, respectively. See Note 18, “Related Party Transactions,” for further discussion of the lines with HSBC affiliates.
Our third party back-up line agreements contain a financial covenant which requires us to maintain a minimum tangible common equity to tangible assets ratio of 6.75 percent. Additionally, we are required to maintain a minimum of $5.0 billion of debt extended to us from affiliates. At December 31, 2012, we were in compliance with all applicable financial covenants.
Annual commitment fee expenses to support availability of these lines during 2012, 2011 and 2010 totaled $27 million, $19 million and $33 million, respectively, and included $20 million, $10 million and $16 million, respectively, for the HSBC lines.
10.    Long-Term Debt

Long-term debt consisted of the following:

At December 31,	2012	2011
	(in millions)
Senior debt:
Fixed rate:
Secured financings:
5.00% to 5.99%; due 2014 to 2017	$189	$270
Other fixed rate senior debt:
1.00% to 1.99%; due 2013 to 2014	16	16
2.00% to 2.99%; due 2013 to 2032	347	892
3.00% to 3.99%; due 2012 to 2016	422	534
4.00% to 4.99%; due 2012 to 2018	3,675	3,774
5.00% to 5.49%; due 2012 to 2021	6,156	8,042
5.50% to 5.99%; due 2012 to 2018	2,638	3,643
6.00% to 6.49%; due 2012 to 2017	1,818	3,334
6.50% to 6.99%; due 2012 to 2013	2	8
7.00% to 7.49%; due 2012 to 2032	42	1,724
7.50% to 7.99%; due 2012 to 2032	284	1,071
Variable interest rate:
Secured financings – .36% to 2.78%; due 2012 to 2019	2,689	3,045
Other variable interest rate senior debt – .59% to 5.94%; due 2012 to 2016	6,932	10,229
Subordinated debt	2,208	2,208
Junior subordinated notes issued to capital trusts	1,031	1,031
Unamortized discount	(54)	(67)
HSBC acquisition purchase accounting fair value adjustments	31	36
Total long-term debt	$28,426	$39,790
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our long-term debt at fair value at the date of our acquisition by HSBC.
At December 31, 2012, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $17 million and a foreign currency translation adjustment relating to our foreign denominated debt which increased the debt balance by $828 million. At December 31, 2011, long-term debt included carrying value adjustments relating to derivative financial instruments which increased the debt balance by $46 million and a foreign currency translation adjustment relating to our foreign currency denominated debt which increased the debt balance by $1.3 billion.
At December 31, 2012 and 2011, we have elected fair value option accounting for certain of our fixed rate debt issuances. See Note 11, “Fair Value Option,” for further details. At December 31, 2012 and 2011, long-term debt totaling 9.7 billion and 13.7 billion, respectively, was carried at fair value.
Interest expense for long-term debt for continuing operations was $1.6 billion, $2.2 billion and $2.9 billion in 2012, 2011 and 2010, respectively. The weighted-average interest rates on long-term debt were 4.48 percent and 4.50 percent at December 31, 2012 and 2011, respectively, excluding HSBC acquisition purchase accounting adjustments. There are no restrictive financial

HSBC Finance Corporation

covenants in any of our long-term debt agreements. Debt denominated in a foreign currency is included in the applicable rate category based on the effective U.S. dollar equivalent rate as summarized in Note 12, “Derivative Financial Instruments.”
During the third quarter of 2012, we decided to call $512 million of senior long-term debt. This transaction was completed during September 2012. This transaction was funded through a 512 million loan agreement with HSBC USA Inc which matures in September 2017. At December 31, 2012, 512 million was outstanding under this loan agreement.
During the second quarter of 2011, we decided to call $600 million of senior long-term debt. This transaction was completed during July 2011. This transaction was funded through a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of both December 31, 2012 and 2011, $600 million was outstanding under this loan agreement.
Receivables we have sold in collateralized funding transactions structured as secured financings remain on our balance sheet. The entities used in these transactions are VIEs and we are deemed to be their primary beneficiary because we hold beneficial interests that expose us to the majority of their expected losses. Accordingly, we consolidate these entities and report the debt securities issued by them as secured financings in long-term debt. Secured financings previously issued under public trusts of $2.9 billion at December 31, 2012 are secured by $4.9 billion of closed-end real estate secured receivables, which are reported as receivables in the consolidated balance sheet. Secured financings previously issued under public trusts of $3.3 billion at December 31, 2011 are secured by $5.3 billion of closed-end real estate secured receivables. The holders of debt instruments issued by consolidated VIEs have recourse only to the receivables securing those instruments and have no recourse to our general credit.
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

HSBC Finance Corporation

Maturities of long-term debt at December 31, 2012, including secured financings, conduit facility renewals and capital lease obligations were as follows:

(in millions)
2013(1)	$7,868
2014	3,846
2015	5,810
2016	5,178
2017	1,659
Thereafter	4,065
Total	$28,426

(1)	Weighted average interest rate on long-term debt maturing in 2013 is 4.82 percent.
Certain components of our long-term debt may be redeemed prior to its stated maturity.

11.    Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. At December 31, 2012, fixed rate debt accounted for under FVO totaled $10.2 billion, of which $9.7 billion is included as a component of long-term debt and $514 million is included as a component of due to affiliates. At December 31, 2012, we had not elected FVO for $8.1 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at December 31, 2012 has an aggregate unpaid principal balance of $9.4 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $247 million.
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
We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 21, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

Year Ended December 31,	2012	2011	2010
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$166	$25	$(269)
Credit risk component	(758)	616	109
Total mark-to-market on debt designated at fair value	(592)	641	(160)
Mark-to-market on the related derivatives(1)	(260)	(81)	112
Net realized gains on the related derivatives	403	604	789
Gain (loss) on debt designated at fair value and related derivatives	$(449)	$1,164	$741

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a loss of $35 million, a gain of $63 million and a gain of $84 million during 2012, 2011 and 2010, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a gain of $35 million, a loss of $63 million and a loss of $84 million during 2012, 2011 and 2010, respectively.

HSBC Finance Corporation

The movement in the fair value reflected in gain (loss) on debt designated at fair value and related derivatives includes the effect of our own credit spread changes and interest rate changes, including any economic ineffectiveness in the relationship between the related swaps and our debt and any realized gains or losses on those swaps. With respect to the credit component, as our credit spreads narrow accounting losses are booked and the reverse is true if credit spreads widen. Differences arise between the movement in the fair value of our debt and the fair value of the related swap due to the different credit characteristics and differences in the calculation of fair value for debt and derivatives. The size and direction of the accounting consequences of such changes can be volatile from period to period but do not alter the cash flows intended as part of the documented interest rate management strategy. On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $824 million and $232 million at December 31, 2012 and 2011, respectively.
The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•
Interest rate curve – During 2012 and 2011, changes in market movements on certain debt and related derivatives that mature in the near term resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. As these items near maturity, their values are less sensitive to interest rate movements. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives.

•
Credit – During 2012, our credit spreads tightened. Our secondary market credit spreads widened in 2011 due to the continuing concerns with the European sovereign debt crisis which caused spreads to widen throughout the financial services industry as well as the uncertain economic recovery in the United States.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for 2012 should not be considered indicative of the results for any future periods.
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

HSBC Finance Corporation

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
Control Over Valuation Process and Procedures  A control framework has been established which is designed to ensure that fair values are either determined or validated by a function independent of the risk-taker. To that end, the ultimate responsibility for the determination of fair values rests with the HSBC Finance Valuation Committee. The HSBC Finance Valuation Committee establishes policies and procedures to ensure appropriate valuations. Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indices and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants' risk expectations and risk premium.
Credit Risk  By utilizing derivative financial instruments, we are exposed to counterparty credit risk. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. We manage the counterparty credit (or repayment) risk in derivative instruments through established credit approvals, risk control limits, collateral, and ongoing monitoring procedures. We utilize an affiliate, HSBC Bank USA, as the primary provider of derivative products. We have never suffered a loss due to counterparty failure.
At December 31, 2012 and 2011, approximately 99.7 percent and 99.0 percent, respectively, of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At December 31, 2012 the fair value of our agreements with non-affiliate counterparties did not require us or the non-affiliates to provide collateral. At December 31, 2011, we provided third party swap counterparties with $10 million of collateral, in the form of cash. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $75 million and $584 million at December 31, 2012 and 2011, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At December 31, 2012, we had derivative contracts with a notional value of approximately $26.1 billion, including $26.0 billion outstanding with HSBC Bank USA. At December 31, 2011, we had derivative contracts with a notional value of approximately $40.9 billion, including $40.4 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
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
Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the carrying amount of our debt by $7 million and $36 million at December 31, 2012 and 2011, respectively. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

HSBC Finance Corporation

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets(1)	$7	$11	Derivative related liabilities	$—	$7
Currency swaps	Derivative financial assets(1)	—	53	Derivative related liabilities	—	—
Total fair value hedges		$7	$64		$—	$7

(1)	At December 31, 2012 and December 31, 2011, derivative financial assets are reported on our consolidated balance sheet within other assets.
The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain (Loss) Recognized	Amount of Gain (Loss) Recognized in Income on the Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
	Hedged Item	in Income on Hedged Item and Derivative	2012	2011	2010	2012	2011	2010
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$(3)	$34	$17	$(2)	$(40)	$7
Currency swaps	Fixed rate borrowings	Derivative related income	(17)	(29)	(13)	19	44	12
Total			$(20)	$5	$4	$17	$4	$19
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $329 million and $448 million at December 31, 2012 and 2011, respectively. We expect $189 million ($122 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets(1)	$(450)	$(554)	Derivative related liabilities	$—	$—
Currency swaps	Derivative financial assets(1)	444	441	Derivative related liabilities	—	—
Total cash flow hedges		$(6)	$(113)		$—	$—

(1)	At December 31, 2012 and December 31, 2011, derivative financial assets are reported on our consolidated balance sheet within other assets.

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	2012	2011	2010	Income (Effective Portion)	2012	2011	2010	on the Derivative(Ineffective Portion)	2012	2011	2010
	(in millions)
Interest rate swaps	$95	$(116)	$(65)	Interest expense	$(7)	$(34)	$(62)	Derivative related income	$1	$4	$(1)
Currency swaps	89	189	70	Interest expense	(20)	(25)	(34)	Derivative related income	22	22	(7)
Total	$184	$73	$5		$(27)	$(59)	$(96)		$23	$26	$(8)
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

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets(1)	$(1,084)	$(926)	Derivative related liabilities	$4	$5
Currency swaps and foreign exchange forward contracts	Derivative financial assets(1)	(7)	38	Derivative related liabilities	—	4
Total		$(1,091)	$(888)		$4	$9

(1)	At December 31, 2012 and December 31, 2011, derivative financial assets are reported on our consolidated balance sheet within other assets.
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
	Recognized in Income on Derivative	2012	2011	2010
		(in millions)
Interest rate contracts	Derivative related income	$(221)	$(1,185)	$(394)
Currency contracts	Derivative related income	(6)	4	—
Total		$(227)	$(1,181)	$(394)
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

HSBC Finance Corporation

	Asset Derivatives Fair Value as of December 31,			Liability Derivatives Fair Value as of December 31,
	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets(1)	$469	$693	Derivative related liabilities	$—	$—
Currency swaps	Derivative financial assets(1)	678	808	Derivative related liabilities	—	—
Total		$1,147	$1,501		$—	$—

(1)	At December 31, 2012 and December 31, 2011, derivative financial assets are reported on our consolidated balance sheet within other assets.
The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		2012	2011	2010
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$70	$263	$719
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	73	260	182
Total		$143	$523	$901
Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

At December 31,	2012	2011
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$4,949	$8,140
Currency swaps	6,063	8,195
	11,012	16,335
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	6,219	10,523
Foreign exchange:
Swaps	122	715
Forwards	—	205
	6,341	11,443
Derivatives associated with debt carried at fair value:
Interest rate swaps	5,573	9,700
Currency swaps	3,134	3,376
	8,707	13,076
Total	$26,060	$40,854
The decrease in the notional value of our derivative contracts at December 31, 2012 as compared to December 31, 2011 primarily reflects the maturity of derivative contracts as well as the termination of $4.2 billion of non-qualifying hedges.

HSBC Finance Corporation

13.    Income Taxes

Total income taxes were as follows:

Year Ended December 31,	2012	2011	2010
	(in millions)
Benefit for income taxes related to continuing operations	$(1,406)	$(1,431)	$(1,453)
Income taxes related to adjustments included in common shareholder’s equity:
Unrealized gains on securities available-for-sale, not other-than-temporarily impaired, net	7	13	26
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale	1	3	(3)
Unrealized gains on cash flow hedging instruments	75	52	43
Changes in funded status of postretirement benefit plans	(8)	(6)	(5)
Foreign currency translation adjustments	1	(1)	2
Total	$(1,330)	$(1,370)	$(1,390)
Provisions for income taxes related to our continuing operations all of which were in the United States were:

Year Ended December 31,	2012	2011	2010
	(in millions)
Current provision (benefit)	$(958)	$(772)	$(1,684)
Deferred provision (benefit)	(448)	(659)	231
Total income benefit	$(1,406)	$(1,431)	$(1,453)
The significant components of deferred provisions attributable to income from continuing operations were:

Year Ended December 31,	2012	2011	2010
	(in millions)
Deferred income tax (benefit) provision (excluding the effects of other components)	$(597)	$(602)	$148
(Decrease) increase in valuation allowance	323	(65)	49
(Increase) decrease in State operating loss carryforwards and credits	(296)	(65)	(8)
Foreign and general business tax credits	122	73	42
Deferred income tax (benefit) provision	$(448)	$(659)	$231
The increase in state operating loss carryforwards and corresponding increase in valuation allowance in the table above pertain mainly to states with net operating loss carryforward periods of 15 years or less since we believe it is not more likely than not that these deferred tax assets will be realized. For states with a net operating loss carryforward period of 15 to 20 years, we believe the carryforward periods of 15 to 20 years provide enough time to partially utilize the deferred tax assets pertaining to these existing net operating loss carryforwards based on available tax planning strategies.

HSBC Finance Corporation

A reconciliation of income tax expense (benefit) compared with the amounts at the U.S. federal statutory rates was as follows:

Year Ended December 31,	2012		2011		2010
	(dollars are in millions)
Tax benefit at the U.S. federal statutory income tax rate	$(1,334)	(35.0)%	$(1,315)	(35.0)%	$(1,401)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	(21)	(.6)	2.1		3.1
Validation of tax accounts (1)	(16)	(.4)	16.4		(20)	(.5)
Change in tax rate used to value deferred taxes	(7)	(.2)	—	—	—	—
Change in valuation allowance reserves (2)	27.7		(133)	(3.5)	(8)	(.2)
Change in uncertain tax position reserves(3)	(15)	(.4)	(14)	(.4)	(22)	(.6)
Other (4)	(40)	(1.0)	13.3		(5)	(.1)
Total income tax benefit	$(1,406)	(36.9)%	$(1,431)	(38.1)%	$(1,453)	(36.3)%

(1)
For 2012, the amount relates to corrections to the current tax liability account and to deferred tax prior period adjustments. For 2011 and 2010, the amounts relate to deferred tax prior period adjustments.

(2)
For 2012, the amount relates to increase in valuation allowance on states with net operating loss carryforward periods of 15 to 20 years. For 2011, the amount relates mainly to the release of a valuation allowance previously established on foreign tax credits.

(3)	For 2012, 2011 and 2010, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.

(4)
For 2012, the amount primarily relates to a reclassification of deferred tax accounts between continuing operations and discontinued operations with no consolidated impact. For 2011, the amounts primarily relate to the non-deductible portion of an accrual related to mortgage servicing matters. For 2010, the amounts relates to the amortization of purchase accounting adjustments on leveraged leases.

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities were as follows:

At December 31,	2012	2011
	(in millions)
Deferred Tax Assets:
Credit loss reserves	$1,678	$2,204
Receivables held for sale	921	—
Unused tax benefit carryforwards	930	762
Market value adjustment related to derivatives and long-term debt carried at fair value	624	446
Real Estate Mortgage Investment Conduit (“REMIC”)	505	226
Other	463	577
Total deferred tax assets	5,121	4,215
Valuation allowance	(982)	(662)
Total deferred tax assets net of valuation allowance	4,139	3,553
Deferred Tax Liabilities:
Fee income	105	128
Other	145	111
Total deferred tax liabilities	250	239
Net deferred tax asset	$3,889	$3,314
The deferred tax valuation allowance is attributed to the following deferred tax assets that based on the available evidence it is more-likely-than-not that the deferred tax asset will not be realized:

HSBC Finance Corporation

At December 31,	2012	2011
	(in millions)
State tax benefit loss limitations	$926	$606
Deferred capital loss on sale to affiliates	49	49
Other	7	7
Total	$982	$662
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in millions)
Balance at beginning of year	$153	$164
Additions based on tax positions related to the current year	8	4
Additions for tax positions of prior years	49	60
Reductions for tax positions of prior years	(27)	(19)
Settlements	(18)	(42)
Reductions for lapse of statute of limitations	—	(14)
Balance at end of year	$165	$153
The state tax portion of these amounts is reflected gross and not reduced by the federal tax effect. It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits (hereinafter referred to as uncertain tax reserves) that, if recognized, would affect the effective tax rate was $113 million and $96 million at December 31, 2012 and 2011.
It is our policy to recognize accrued interest related to unrecognized tax benefits in interest income in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax benefits as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest and penalties associated with uncertain tax positions of $42 million and $88 million at December 31, 2012 and 2011, respectively. We decreased our accrual for the payment of interest and penalties associated with uncertain tax positions by $46 million during 2012 and $13 million during 2011.
HSBC North America Consolidated Income Taxes  We are included in HSBC North America's consolidated Federal income tax return and in various combined state income tax returns. As such, we have entered into a tax allocation agreement with HSBC North America and its subsidiary entities (the “HNAH Group”) included in the consolidated returns which govern the current amount of taxes to be paid or received by the various entities included in the consolidated return filings. As a result, we have looked at the HNAH Group's consolidated deferred tax assets and various sources of taxable income, including the impact of HSBC and HNAH Group tax planning strategies, in reaching conclusions on recoverability of deferred tax assets. Where a valuation allowance is determined to be necessary at the HSBC North America consolidated level, such allowance is allocated to the principal subsidiaries within the HNAH Group as described below in a manner that is systematic, rational and consistent with the broad principles of accounting for income taxes.
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

HSBC Finance Corporation

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
Only those tax planning strategies that are both prudent and feasible, and which management has the ability and intent to implement, are incorporated into our analysis and assessment. The primary and most significant strategy is HSBC's commitment to reinvest excess HNAH Group capital to reduce debt funding or otherwise invest in assets to ensure that it is more likely than not that the deferred tax assets will be utilized.
Currently, it has been determined that the HNAH Group's primary tax planning strategy, in combination with other tax planning strategies, provides support for the realization of the net deferred tax assets recorded for the HNAH Group. Such determination is based on HSBC's business forecasts and assessment as to the most efficient and effective deployment of HSBC capital, most importantly including the length of time such capital will need to be maintained in the U.S. for purposes of the tax planning strategy.
During the first quarter of 2011, the HNAH Group identified an additional tax planning strategy that provided support for the realization of the deferred tax assets recorded for its foreign tax credits and certain state related deferred tax assets. The use of foreign tax credits is limited by the HNAH Group's U.S. tax liability and the availability of foreign source income. The tax planning strategy included the purchase of foreign bonds and REMIC residual interests. These purchases are expected to generate sufficient foreign source taxable income to allow for the utilization of the foreign tax credits before the credits expire unused and recognition of certain state deferred tax assets.
Notwithstanding the above, the HNAH Group has valuation allowances against certain state deferred tax assets and certain Federal tax loss carryforwards for which the aforementioned tax planning strategies do not provide appropriate support.
HNAH Group valuation allowances are allocated to the principal subsidiaries, including us. The methodology allocates the valuation allowance to the principal subsidiaries based primarily on the entity's relative contribution to the growth of the HSBC North America consolidated deferred tax asset against which the valuation allowance is being recorded.
If future results differ from the HNAH Group's current forecasts or the tax planning strategies were to change, a valuation allowance against some or all of the remaining net deferred tax assets may need to be established which could have a material adverse effect on our results of operations, financial condition and capital position. The HNAH Group will continue to update its assumptions and forecasts of future taxable income, including relevant tax planning strategies, and assess the need for such incremental valuation allowances.
Absent the capital support from HSBC and implementation of the related tax planning strategies, the HNAH Group, including us, would be required to record a valuation allowance against the remaining deferred tax assets.
HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.9 billion and $3.3 billion as of December 31, 2012 and 2011, respectively.
During the third quarter of 2012, the Internal Revenue Service (“IRS”) Appeals Office closed its review covering the tax periods 1998 through 2005 after the settlement was approved by the Joint Committee on Taxation. There is no resulting impact to our uncertain tax reserves.
The IRS began its audit of our 2006 and 2007 income tax returns in 2009, with an anticipated completion in 2013. The IRS began their examination of our 2008 and 2009 income tax returns during the third quarter of 2011, with an anticipated completion in 2013.
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
At December 31, 2012, we had net operating loss carryforwards of $12.0 billion for state tax purposes which expire as follows: $292 million in 2013-2017; $336 million in 2018-2022; $2.5 billion in 2023-2027; and $8.9 billion in 2028 and forward.
At December 31, 2012, we had general business tax credit carryforwards of $12 million for state income tax purposes of which $2 million expire in 2013-2017 and $10 million have no expiration period.

HSBC Finance Corporation

14.    Redeemable Preferred Stock

In November 2010, we issued 1,000 shares of 8.625 percent Non-Cumulative Preferred Stock, Series C (“Series C Preferred Stock”) to our parent, HINO, for a cash purchase price of $1.0 billion. Dividends on the Series C Preferred Stock are non-cumulative and payable quarterly at a rate of 8.625 percent. The Series C Preferred Stock may be redeemed at our option after November 30, 2025 at $1,000,000 per share, plus accrued dividends. The redemption and liquidation value is $1.0 million per share plus accrued and unpaid dividends. The holders of Series C Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series C Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock that would rank prior to the Series C Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series C Preferred Stock outstanding at that time. We began paying dividends during the first quarter of 2011. During 2012 and 2011, we declared dividends on the Series C Preferred Stock totaling $86 million and $89 million, respectively, which were paid prior to December 31, 2012 and 2011.
In June 2005, we issued 575,000 shares of 6.36 percent Non-Cumulative Preferred Stock, Series B (“Series B Preferred Stock”) to third parties. Dividends on the Series B Preferred Stock are non-cumulative and payable quarterly at a rate of 6.36 percent. The Series B Preferred Stock may be redeemed at our option after June 23, 2010 at $1,000 per share, plus accrued dividends. The redemption and liquidation value is $1,000 per share plus accrued and unpaid dividends. The holders of Series B Preferred Stock are entitled to payment before any capital distribution is made to the common shareholder and have no voting rights except for the right to elect two additional members to the board of directors in the event that dividends have not been declared and paid for six quarters, or as otherwise provided by law. Additionally, as long as any shares of the Series B Preferred Stock are outstanding, the authorization, creation or issuance of any class or series of stock which would rank prior to the Series B Preferred Stock with respect to dividends or amounts payable upon liquidation or dissolution of HSBC Finance Corporation must be approved by the holders of at least two-thirds of the shares of Series B Preferred Stock outstanding at that time. In each of 2012, 2011 and 2010, we declared dividends totaling $37 million on the Series B Preferred Stock which were paid prior to December 31, 2012 and 2011.

15.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss)balances.

Year Ended December 31,	2012	2011	2010
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(494)	$(575)	$(632)
Other comprehensive income for period:
Net gains arising during period, net of tax of $65 million, $29 million and $2 million, respectively	118	45	3
Reclassification adjustment for losses realized in net income, net of tax of $10 million, $23 million and $41 million, respectively	18	36	54
Total other comprehensive income for period	136	81	57
Balance at end of period	(358)	(494)	(575)

HSBC Finance Corporation

Year Ended December 31,	2012	2011	2010
	(in millions)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$102	$78	$38
Reclassification of unrealized gains on other-than-temporary impaired debt securities, net of tax of $- million, $- million, and $- million, respectively	1	—	—
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $16 million, $33 million and $25 million, respectively	28	60	44
Reclassification adjustment for (gains) losses realized in net income, net of tax of $(9) million, $(20) million and $(3) million, respectively	(16)	(36)	(4)
Total other comprehensive income for period	12	24	40
Balance at end of period	115	102	78
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$—	$(4)	$(7)
Reclassification of unrealized gains on other-than-temporary impaired debt securities, net of tax of $- million, $- million and $- million, respectively	(1)	—	—
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $1 million, $(1) million and $1 million, respectively	2	(1)	3
Reclassification adjustment for (gains) losses realized in net income, net of tax of $- million, $4 million and $- million, respectively	—	5	—
Total other comprehensive loss for period	2	4	3
Balance at end of period	1	—	(4)
Pension and postretirement benefit plan liability:
Balance at beginning of period	(11)	—	8
Other comprehensive income for period:
Change in unfunded pension and postretirement liability, net of tax of $(9) million, $(7) million, and $(5) million, respectively	(17)	(12)	(8)
Reclassification adjustment for (gains) losses realized in net income, net of tax of $1 million, $1 million, and $- million, respectively	2	1	—
Total other comprehensive income for period	(15)	(11)	(8)
Balance at end of period	(26)	(11)	—
Foreign currency translation adjustments:
Balance at beginning of period	7	10	10
Other comprehensive loss for period:
Translation gains (losses), net of tax of $1 million, $(1) million and $2 million, respectively	4	(3)	—
Total other comprehensive income for period	4	(3)	—
Balance at end of period	11	7	10
Total accumulated other comprehensive loss at end of period	$(257)	$(396)	$(491)

HSBC Finance Corporation

16.    Share-Based Plan

Employee Stock Purchase Plans The HSBC Holdings Savings-Related Share Option Plan (the “HSBC Sharesave Plan”) allows eligible employees to enter into savings contracts of one, three or five year lengths, with the ability to decide at the end of the contract term to either use their accumulated savings to purchase HSBC ordinary shares at a discounted option price or have the savings plus interest repaid in cash. Employees can currently save up to $400 per month over all their HSBC Sharesave Plan savings contracts. Compensation expense related to grants under the HSBC Sharesave Plan totaled $1 million in 2010. Compensation expense in 2012 and 2011 was insignificant.
Restricted Share Plans Subsequent to our acquisition by HSBC, key employees have been provided awards in the form of restricted share rights (“RSRs”), restricted shares (“RSs”) and restricted share units (“RSUs”) under the HSBC Group Share Plan. These shares have been granted subject to either time-based vesting or performance-based vesting, typically over three to five years. Currently, share-based awards granted to U.S. employees are granted in the form of RSUs. Annual awards to employees in 2012, 2011 and 2010 are subject to three-year time-based graded vesting. Also during 2011 we made a one-time grant of performance-based awards, which represented a significant portion of the shares awarded in 2011, that are subject to performance-based vesting periods ranging from 12 to 30 months. We also issue a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. Compensation expense for these restricted share plans totaled $9 million, $10 million and $8 million in 2012, 2011 and 2010, respectively. As of December 31, 2012, future compensation cost related to grants which have not yet fully vested is approximately $11 million. This amount is expected to be recognized over a weighted-average period of 1.41 years.
Stock Option Plans The HSBC Holdings Group Share Option Plan (the “Group Share Option Plan”), which replaced the former Household stock option plans, was a long-term incentive compensation plan available to certain employees prior to 2005. Grants were usually made annually. At the 2005 HSBC Annual Meeting of Stockholders, the shareholders approved and HSBC adopted the HSBC Share Plan (“Group Share Plan”) to replace this plan. Since 2004, no further options have been granted to employees although stock option grants from previous years remain in effect subject to the same conditions as before. Such options were granted at market value. There was no compensation expense related to the Group Share Option Plan during 2012, 2011 and 2010.
Prior to our acquisition by HSBC, certain employees were eligible to participate in the former Household stock option plan. Employee stock options generally vested equally over 4 years and expired 10 years from the date of grant. Upon completion of our acquisition by HSBC, all options granted prior to November 2002 vested and became outstanding options to purchase HSBC ordinary shares. Options granted under the former Household plan subsequent to October 2002 were converted into options to purchase ordinary shares of HSBC, but did not vest under the change in control. No compensation expense related to the former Household plan was recorded in 2012, 2011 or 2010 as all shares under the former Household plan are fully vested.

17.	Pension and Other Postretirement Benefits

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

Year Ended December 31,	2012	2011	2010
	(in millions)
Service cost – benefits earned during the period	$4	$5	$12
Interest cost on projected benefit obligation	47	33	39
Expected return on assets	(65)	(39)	(39)
Recognized losses	33	18	23
Curtailment gain	(4)	(1)	—
Amortization of prior service costs	(1)	—	—
Pension expense	$14	$16	$35

HSBC Finance Corporation

Pension expense was flat during 2012 as higher expected returns on plan assets due to higher asset levels, including additional contributions to the Plan during 2012 of $181 million and the recognition of a curtailment gain as discussed more fully below, were offset by higher interest costs and higher recognized losses.
During the third quarter of 2012, a decision was made to cease all future contributions under the Cash Balance formula and freeze the Plan effective January 1, 2013. While participants with existing balances will continue to receive interest credits until the account is distributed, they will no longer accrue benefits beginning in 2013. This resulted in the recognition of a $4 million curtailment gain during 2012.
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
The assumptions used in determining pension expense of the HSBC North America Pension Plan are as follows:

	2012	2011	2010
Discount rate	4.60%	5.30%	5.60%
Salary increase assumption	2.75	2.75	2.90
Expected long-term rate of return on Plan assets	7.00	7.25	7.70
The accumulated benefit obligation for the HSBC North America Pension Plan was $4.4 billion and $3.9 billion at December 31, 2012 and December 31, 2011, respectively. As the projected benefit obligation and the accumulated benefit obligation relate to the HSBC North America Pension Plan, only a portion of this deficit could be considered our responsibility.
Estimated future benefit payments for the HSBC North America Pension Plan are as follows:

HSBC North America
(in millions)
2013	$183
2014	186
2015	189
2016	193
2017	196
2018-2022	1,031
Supplemental Retirement Plan We also offer a non-qualified supplemental retirement plan. This plan, which is currently unfunded, provides eligible employees defined pension benefits outside the qualified retirement plan. Benefits are based on average earnings, years of service and age at retirement. The projected benefit obligation was $66 million and $85 million at December 31, 2012 and 2011, respectively. Pension expense related to the supplemental retirement plan was $17 million, $4 million and $7 million in 2012, 2011 and 2010, respectively.
Defined Contribution Plans We participate in the HSBC North America 401(k) savings plan and profit sharing plan which exist for employees meeting certain eligibility requirements. Under these plans, each participant’s contribution is matched up to a maximum of 6 percent of the participant’s compensation. Contributions are in the form of cash. Total expense for these plans for HSBC Finance Corporation was $4 million, $4 million and $6 million in 2012, 2011 and 2010, respectively.
Postretirement Plans Other Than Pensions Our employees also participate in plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and

HSBC Finance Corporation

vested service requirements. We have instituted dollar limits on our payments under the plans to control the cost of future medical benefits.
The net postretirement benefit cost for continuing operations included the following:

Year Ended December 31,	2012	2011	2010
	(in millions)
Service cost – benefits earned during the period	$—	$—	$1
Interest cost	6	5	6
Net periodic postretirement benefit cost	$6	$5	$7
The assumptions used in determining the net periodic postretirement benefit cost for our postretirement benefit plans are as follows:

	2012	2011	2010
Discount rate	4.25%	4.95%	5.20%
Salary increase assumption	2.75	2.75	2.90
A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation for both continuing and discontinued operations is as follows:

	2012	2011
	(in millions)
Accumulated benefit obligation at beginning of year	$195	$184
Service cost	1	1
Interest cost	7	9
Actuarial losses	26	13
Benefits paid, net	(21)	(12)
Plan curtailment	$(11)	$—
Accumulated benefit obligation at end of year	$197	$195
Our postretirement benefit plans are funded on a pay-as-you-go basis. We currently estimate that we will pay benefits of approximately $18 million relating to our postretirement benefit plans in 2013. The funded status of our postretirement benefit plans was a liability of $197 million and $195 million at December 31, 2012 and 2011, respectively.
Estimated future benefit payments for our postretirement benefit plans for both continuing and discontinued operations are as follows:

(in millions)
2013	$18
2014	18
2015	18
2016	17
2017	17
2018-2022	77
The assumptions used in determining the benefit obligation of our postretirement benefit plans are as follows:

At December 31,	2012	2011	2010
Discount rate	3.35%	4.25%	4.95%
Salary increase assumption	2.75	2.75	2.75
A 7.4 percent annual rate of increase in the gross cost of covered health care benefits for participants under the age of 65 and a 7.0 percent annual rate for participants over the age of 65 was assumed for 2012. This rate of increase is assumed to decline gradually to 4.5 percent in 2027.

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

In the normal course of business, we conduct transactions with HSBC and its subsidiaries. These transactions occur at prevailing market rates and terms and include funding arrangements, derivative execution, servicing arrangements, information technology and some centralized support services, item and statement processing services, banking and other miscellaneous services. The following tables present related party balances and the income (expense) generated by related party transactions for continuing operations:

At December 31,	2012	2011
	(in millions)
Assets:
Cash	$193	$209
Securities purchased under agreements to resell	2,160	920
Other assets	105	124
Total assets	$2,458	$1,253
Liabilities:
Due to affiliates (includes $514 million and $447 million at December 31, 2012 and 2011 carried at fair value, respectively)	$9,089	$8,262
Derivative related liability	18	25
Other liabilities(1)	83	47
Total liabilities	$9,190	$8,334

(1)	Other liabilities includes $55 million at December 31, 2011 related to accrued interest receivable on derivative positions with affiliates. There were no similar balances at December 31, 2012.

Year Ended December 31,	2012	2011	2010
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$4	$6	$7
Interest expense paid to HSBC affiliates(1)	(552)	(578)	(764)
Net interest income (loss)	$(548)	$(572)	$(757)
Gain (loss) on FVO debt with affiliate	$(68)	$(10)	$(4)
HSBC affiliate income:
Servicing and other fees from HSBC affiliates:
Real estate secured servicing and related fees from HSBC Bank USA	$10	$11	$12
Other servicing, processing and support revenues	7	10	16
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	18	(1)	8
Total servicing and other fees from HSBC affiliates	$35	$20	$36
Support services from HSBC affiliates	$(310)	$(270)	$(241)
Stock based compensation expense with HSBC	$(10)	$(8)	$(10)

HSBC Finance Corporation

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)	Rental revenue/(expense) from HTSU totaled $15 million, $(9) million and $3 million during 2012, 2011 and 2010, respectively.
Transactions with HSBC USA Inc., including HSBC Bank USA:

•
In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At December 31, 2012 and 2011, we were servicing receivables totaling $1.2 billion and $1.3 billion, respectively. Servicing fees for these receivables totaled $4 million, $4 million and $5 million during 2012, 2011 and 2010, respectively.

•
Under multiple service level agreements, we also provide various services to HSBC Bank USA, including real estate secured receivable servicing and processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•
In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers are now being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. The following table summarizes fees received and paid during 2012, 2011 and 2010, respectively:

Year Ended December 31,	2012	2011	2010
	(in millions)
Fees received from HSBC Bank USA	$6	$7	$7
Fees paid to HSBC Bank USA	3	10	8

•
In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During 2012, 2011 and 2010, we paid $58 million, $62 million and $34 million, respectively, for services we received from HSBC Bank USA.

•
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $26.0 billion and $40.4 billion at December 31, 2012 and 2011, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral to us of $75 million and $584 million at December 31, 2012 and 2011, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•
During the fourth quarter of 2011, HSBC USA Inc. extended a $3.0 billion 364-day uncommitted revolving credit agreement to us which allows for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase the credit agreement to $4.0 billion. As of December 31, 2012, $2.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017 and $1.5 billion maturing in January 2018. As of December 31, 2011, there were no amounts outstanding under this loan agreement.

•
HSBC Bank USA extended a secured $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This credit facility currently matures in November 2013. Any draws on this credit facility require regulatory approval. There were no balances outstanding at December 31, 2012 and 2011.

•	In May 2012, HSBC USA Inc. extended a $2.0 billion 364-day committed revolving credit facility to us. As of December 31, 2012, there were no amounts outstanding under this credit facility.
Transactions with HSBC USA Inc. and HSBC Bank USA involving our Discontinued Operations:

•
As it relates to our discontinued credit card operations, in January 2009 we sold our General Motors (“GM”) and Union Plus (“UP”) portfolios to HSBC Bank USA with an outstanding principal balance of $12.4 billion at the time of sale but retained the customer account relationships. In December 2004, we sold our private label receivable portfolio (excluding retail sales contracts at our Consumer Lending business) to HSBC Bank USA and also retained the customer account relationships. In July 2004, we purchased the account relationships associated with $970 million of credit card receivables from HSBC Bank USA. In each of these transactions, we agreed to sell on a daily basis all new receivable originations on these account relationships

HSBC Finance Corporation

to HSBC Bank USA and serviced these receivables for a fee. As discussed in Note 3, “Discontinued Operations,” on May 1, 2012, we sold our Card and Retail Services business to Capital One, which included these account relationships and receivables.
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
The following table summarizes the receivable portfolios we serviced for HSBC Bank USA at December 31, 2011 as well as the cumulative amount of receivables sold on a daily basis during 2012, 2011 and 2010:

		Credit Cards
	Private Label	General Motors	Union Plus	Other	Total
	(in billions)
Receivables serviced for HSBC Bank USA:
December 31, 2012	$—	$—	$—	$—	$—
December 31, 2011	12.8	4.1	3.5	2.0	22.4
Total of receivables sold on a daily basis to HSBC Bank USA during:
2012	4.4	3.9	1.0	1.1	10.4
2011	15.4	13.0	3.2	4.1	35.7
2010	14.6	13.5	3.2	4.1	35.4
Gains on the daily sales of the receivables discussed above during 2012 through the date of sale, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $89 million compared to $567 million and $540 million during 2012, 2011 and 2010, respectively. No gains were recorded following the sale of our Card and Retail Services business to Capital One on May 1, 2012. Fees received for servicing these receivable portfolios during 2012 through the date of sale, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $207 million compared to $594 million and $625 million during 2012, 2011 and 2010, respectively. No fees were received following the sale of our Card and Retail Services business to Capital One on May 1, 2012.
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

•
HSBC Bank USA had extended a $1.0 billion committed unsecured credit facility to HSBC Bank Nevada (“HOBN”) which was part of our credit card operations. This credit facility was terminated in May 2012. There were no balances outstanding at December 31, 2011.

•
We had extended revolving lines of credit to subsidiaries of HSBC Bank USA for an aggregate total of $1.0 billion. These lines of credit were terminated in April 2012. No balances were outstanding under any of these lines of credit at December 31, 2011.

•
As it relates to our TFS operations, which terminated in the fourth quarter of 2010, HSBC Bank USA and HSBC Trust Company (Delaware) (“HTCD”) originated the loans on behalf of our TFS business for clients of a single third party tax preparer. We historically purchased the loans originated by HSBC Bank USA and HTCD daily for a fee. During the first quarter of 2010, we began purchasing a smaller portion of these loans. The loans which we previously purchased were retained on HSBC Bank USA’s balance sheet. In the event any of the loans which HSBC Bank USA continued to hold on its balance sheet reached a defined delinquency status, we purchased the delinquent loans at par value as we assumed all credit risk associated with this program. We received a fee from HSBC Bank USA for both servicing the loans and assuming the credit risk associated with these loans which totaled $58 million during 2010 and is included as a component of loss from discontinued operations. For the loans which we continued to purchase from HTCD, we received taxpayer financial services revenue and paid an origination fee to HTCD. Fees paid for originations totaled $4 million in 2010 and are included as a component of loss from discontinued operations.

HSBC Finance Corporation

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

Transactions with HSBC Holdings plc:

•
We had a commercial paper back-stop credit facility of $1.1 billion at December 31, 2011 supporting our domestic issuances of commercial paper of which $600 million matured in September 2012 and was not renewed and $500 million was terminated in September 2012. There were no balances outstanding as of December 31, 2011. The annual commitment fee to support availability of this line was included as a component of Interest expense - HSBC affiliates in the consolidated statement of income (loss).

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

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $11 million, $13 million and $21 million in 2012, 2011 and 2010, respectively, are included as a component of Support services from HSBC affiliates in the table above. Through February 2011, the expenses for these services for all HSBC North America operations were billed directly to HTSU who then billed these services to the appropriate HSBC affiliate who benefited from the services. Beginning in March 2011, HSBC Global Resourcing (UK) Ltd began billing us directly for the services we receive from them.

•
Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At December 31, 2012 and 2011, due to affiliates includes 514 million and 447 million carried at fair value under FVO reporting, respectively. During 2012, 2011 and 2010, loss on debt designated at fair value and related derivatives includes losses of $68 million, $10 million and $4 million, respectively, related to these debt issuances.

•	During the first quarter of 2012, we executed two new $250 million loan agreements with HSBC Investments (Bahamas) Limited. During the third quarter of 2012, these loans matured and were not renewed.

•
During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of December 31, 2012 and 2011, $600 million was outstanding under this loan agreement.

•
During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (“Trinkaus”). As of December 31, 2012 and 2011, there were no amounts outstanding under this credit facility. This credit facility was terminated in October 2012.

•
During the fourth quarter of 2011, we executed a commercial paper back-stop credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. In October 2012, the amount available under the credit facility was reduced to $100 million. As of December 31, 2012 and 2011, there were no amounts outstanding under this loan agreement.

•
During the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $86 million and $89 million in 2012 and 2011, respectively. See Note 14, “Redeemable Preferred Stock,” for further discussion of the Series C preferred stock.

HSBC Finance Corporation

•
In December 2010, we made a deposit totaling $1.0 billion with HSBC Bank plc (“HBEU”) at current market rates. This deposit was withdrawn during the third quarter of 2011. Interest income earned on this deposit is included in interest income from HSBC affiliates in the table above and was insignificant during 2011 and 2010.

•
We purchase from HSBC Securities (USA) Inc. (“HSI”) securities under an agreement to resell. Interest income recognized on these securities is reflected as interest income from HSBC affiliates in the table above.

•	Support services from HSBC affiliates also includes banking services and other miscellaneous services provided by other subsidiaries of HSBC, including HSBC Bank USA.

•
Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 17, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•
We have utilized HSI to lead manage the underwriting of a majority of our ongoing debt issuances as well as manage the debt exchange which occurred during 2010. During 2010, fees paid to HSI for such services totaled $13 million. There were no fees paid to HSI for such services during 2012 or 2011. For debt not accounted for under the fair value option, these fees are amortized over the life of the related debt and included as a component of interest expense.

•
We guaranteed the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada through May 2012 when the notes were paid in full. During 2012, 2011 and 2010 the fees recorded for providing this guarantee were not significant and are included in interest income from HSBC affiliates in the table above. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allows us to continue to distribute various insurance products through the branch network for a fee which is included as a component of income from discontinued operations. As previously discussed, we have decided to sell our Insurance business. We will continue to distribute insurance products for HSBC Bank Canada until such time as our Insurance business is sold.

19.	Business Segments

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
As previously discussed in Note 3, “Discontinued Operations,” during the second quarter we began reporting our Insurance and Commercial businesses, which had previously been included in the “All Other” caption, as discontinued operations. As our segment results are reported on a continuing operations basis, beginning in the second quarter 2012, the results of our Insurance and Commercial businesses are not included in our segment reporting.
The All Other caption includes our corporate and treasury activities, which includes the impact of FVO debt. Each of these falls below the threshold tests under segment reporting accounting principles for determining reportable segments. Certain fair value adjustments related to purchase accounting resulting from our acquisition by HSBC and related amortization have been allocated to Corporate, which is included in the “All Other” caption within our segment disclosure. With the sale of our Card and Retail Services business completed on May 1, 2012 and upon the completion of the sale of our Insurance business as more fully discussed in Note 3, “Discontinued Operations,” our corporate and treasury activities will solely be supporting our Consumer segment. As a result, beginning in 2013 we will report these activities within the Consumer Segment and no longer report an “All Other” caption within segment reporting.
We report financial information to our parent, HSBC, in accordance with International Financial Reporting Standards (“IFRSs”). Our segment results are presented in accordance with IFRSs (a non-U.S. GAAP financial measure) on a legal entity basis (“IFRSs Basis”) as operating results are monitored and reviewed and trends are evaluated on an IFRSs Basis. However, we continue to monitor liquidity and capital adequacy, establish dividend policy and report to regulatory agencies on a U.S. GAAP basis. There have been no significant changes in measurement or composition of our segment reporting other than the items discussed above as compared with the presentation in our 2011 Form 10-K.
For segment reporting purposes, intersegment transactions have not been eliminated. We generally account for transactions between segments as if they were with third parties.

HSBC Finance Corporation

A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:
Net Interest Income
Effective interest rate - The calculation of effective interest rates under IAS 39, “Financial Instruments: Recognition and Measurement” (“IAS 39”), requires an estimate of changes in estimated contractual cash flows, including fees and points paid or received between parties to the contract that are an integral part of the effective interest rate be included. U.S. GAAP generally prohibits recognition of interest income to the extent the net investment in the loan would increase to an amount greater than the amount at which the borrower could settle the obligation. Under U.S. GAAP, prepayment penalties are generally recognized as received. U.S. GAAP also includes interest income on loans originated as held for sale which is included in other operating revenues for IFRSs. During 2011, for IFRSs there was approximately $185 million of cumulative effective interest rate adjustments recognized to correct prior period errors.
Deferred loan origination costs and fees - Loan origination cost deferrals under IFRSs are more stringent and generally result in lower costs being deferred than permitted under U.S. GAAP. In addition, all deferred loan origination fees, costs and loan premiums must be recognized based on the expected life of the receivables under IFRSs as part of the effective interest calculation while under U.S. GAAP they may be recognized on either a contractual or expected life basis.
Net interest income - Under IFRSs, net interest income includes the interest element for derivatives which corresponds to debt designated at fair value. For U.S. GAAP, this is included in gain (loss) on debt designated at fair value and related derivatives which is a component of other revenues.
Other Operating Income (Total Other Revenues)
Loans held for sale - IFRSs requires loans originated with the intent to sell in the near term to be classified as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.
For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S. GAAP, but does not change the recognition and measurement criteria. Accordingly, for IFRSs purposes such loans continue to be accounted for and impairment continues to be measured in accordance with IAS 39 with any gain or loss recorded at the time of sale. U.S. GAAP requires loans that meet the held for sale classification requirements be transferred to a held for sale category at the lower of amortized cost or fair value. Under U.S. GAAP, the component of the lower of amortized cost or fair value adjustment related to credit risk at the time of transfer is recorded in the statement of income (loss) as provision for credit losses while the component related to interest rates and liquidity factors is reported in the statement of income (loss) in other revenues.
Extinguishment of debt  - During the fourth quarter of 2010, we exchanged $1.8 billion in senior debt for $1.9 billion in new fixed rate subordinated debt. Under IFRSs, the population of debt exchanged which qualified for extinguishment treatment was larger than under U.S. GAAP which resulted in a gain on extinguishment of debt under IFRSs compared to a small loss under U.S. GAAP.
Securities - Under IFRSs, securities include HSBC shares held for stock plans at fair value. These shares held for stock plans are measured at fair value through other comprehensive income. If it is determined that these shares have become impaired, the unrealized loss in accumulated other comprehensive income is reclassified to profit or loss. There is no similar requirement under U.S. GAAP.
During the second quarter of 2009, under IFRSs we recorded income for the value of additional shares attributed to HSBC shares held for stock plans as a result of HSBC's rights offering earlier in 2009. During 2011, under IFRSs we recorded additional gains as these shares vest. The additional shares are not recorded under U.S. GAAP.
Other-than-temporary impairments - Under U.S. GAAP, a decline in fair value of an available-for-sale debt security below its amortized cost may indicate that the security is other-than-temporarily impaired under certain conditions. IFRSs do not have an “other than temporary” impairment concept. Under IFRSs, a decline in fair value of an available-for-sale debt security below its amortized cost is considered evidence of impairment if the decline can, at least partially, be attributed to an incurred loss event that impacts the estimated future cash flows of the security (i.e., a credit loss event). Thus a security may not be considered impaired if the decline in value is the result of events that do not negatively impact the estimated future cash flows of the security (e.g., an increase in the risk-free interest rate). However, until the entity sells the security, it will have to assess the security for credit losses at each reporting date.

HSBC Finance Corporation

Another difference between U.S. GAAP and IFRSs is the amount of the loss that an entity recognizes in earnings on an impaired (other-than-temporarily impaired for U.S. GAAP) available-for-sale debt security. Under U.S. GAAP, if an entity has decided to sell a debt security whose fair value has declined below its amortized cost, or will be more likely than not required to sell the debt security before it recovers its amortized cost basis, it will recognize an impairment loss in earnings equal to the difference between the debt security's carrying amount and its fair value. If the entity has not decided to sell the debt security and will not be more likely than not required to sell the debt security before it recovers its amortized cost basis, but nonetheless expects that it will not recover the security's amortized cost basis, it will bifurcate the impairment loss into a credit loss component and a non-credit loss component, and recognize the credit loss component in earnings and the non-credit loss component in other comprehensive income. Under IFRSs, the entity recognizes the entire decline in fair value below amortized cost in earnings.
REO expense - Other revenues under IFRSs include losses on sale and the lower of amortized cost or fair value of the collateral less cost to sell adjustments on REO properties which are classified as other expense under U.S. GAAP.
Loan Impairment Charges (Provision for Credit Losses)
IFRSs requires a discounted cash flow methodology for estimating impairment on pools of homogeneous customer loans which requires the discounting of cash flows including recovery estimates at the original effective interest rate of the pool of customer loans. The amount of impairment relating to the discounting of future cash flows unwinds with the passage of time, and is recognized in interest income. Also under IFRSs, if the recognition of a write-down to fair value on secured loans decreases because collateral values have improved and the improvement can be related objectively to an event occurring after recognition of the write-down, such write-down is reversed, which is not permitted under U.S. GAAP. Additionally under IFRSs, future recoveries on charged-off loans or loans written down to fair value less cost to obtain title and sell the collateral are accrued for on a discounted basis and a recovery asset is recorded. Subsequent recoveries are recorded to earnings under U.S. GAAP, but are adjusted against the recovery asset under IFRSs. Under IFRSs, interest on impaired loans is recorded at the effective interest rate on the customer loan balance net of impairment allowances, and therefore reflects the collectability of the loans.
As discussed above, under U.S. GAAP the credit risk component of the initial lower of amortized cost or fair value adjustment related to the transfer of receivables to held for sale is recorded in the statement of income (loss) as provision for credit losses. There is no similar requirement under IFRSs.
As previously discussed, in the third quarter of 2011 we adopted new guidance under U.S. GAAP for determining whether a restructuring of a receivable meets the criteria to be considered a TDR Loan. Credit loss reserves on TDR Loans are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate.
Under IFRSs, impairment on the residential mortgage loans where we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. HSBC's accounting policy under IFRSs is to remove such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives under U.S. GAAP.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice which we adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeded the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor.”). In 2012, amounts include a higher pension curtailment benefit under U.S. GAAP as a result of the decision in the third quarter to cease all future contributions under the Cash Balance formula of the HSBC North America Pension Plan and freeze the plan effective January 1, 2013. During the fourth quarter of 2011, an amendment was made to the benefit formula associated with services provided by certain employees in past periods. Under IFRSs, the financial impact of this amendment of $31 million was immediately recognized in earnings. Under U.S. GAAP, the financial impact was recorded in accumulated other comprehensive income and will be amortized to net periodic pension costs over the remaining life expectancy of the participants. Additionally, during the fourth quarter of 2011, under IFRSs we recorded a curtailment gain of $52

HSBC Finance Corporation

million related to our decision to sell our Card and Retail Services business, as previously discussed. Under U.S. GAAP, the curtailment gain was recorded upon completion of the transaction in the second quarter of 2012.
Furthermore, in 2010 changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
Litigation accrual – A litigation accrual was recorded at December 31, 2011 related to a potential settlement of a legal matter where the loss criteria have been met and an accrual can be estimated for U.S. GAAP. Under IFRSs, apart from the likelihood of a potential settlement, it was determined that a present obligation does not exist at December 31, 2011 and, therefore, a liability was not recognized.
Share-based bonus arrangements - Under IFRSs, the recognition of compensation expense related to share-based bonuses begins on January 1 of the current year for awards expected to be granted in the first quarter of the following year. Under U.S. GAAP, the recognition of compensation expense related to share-based bonuses does not begin until the date the awards are granted.
Assets
Customer loans (Receivables) - As discussed more fully above under "Other Operating Income (Total Other Revenues) - Loans held for sale," on an IFRSs basis, loans designated as held for sale at the time of origination and accrued interest are classified as trading assets. However, the accounting requirements governing when receivables previously held for investment are transferred to a held for sale category are more stringent under IFRSs than under U.S. GAAP. Unearned insurance premiums are reported as a reduction to receivables on a U.S. GAAP basis but are reported as insurance reserves for IFRSs. IFRSs also allows for reversals of write-downs to fair value on secured loans when collateral values have improved which is not permitted under U.S. GAAP.
Derivatives - Under U.S. GAAP, derivative receivables and payables with the same counterparty may be reported on a net basis in the balance sheet when there is an executed International Swaps and Derivatives Association, Inc. (“ISDA”) Master Netting Arrangement. In addition, under U.S. GAAP, fair value amounts recognized for the obligation to return cash collateral received or the right to reclaim cash collateral paid are offset against the fair value of derivative instruments. Under IFRSs, these agreements do not necessarily meet the requirements for offset, and therefore such derivative receivables and payables are presented gross on the balance sheet.
Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

HSBC Finance Corporation

	Consumer	All Other	Adjustments/ Reconciling Items(1)	IFRS Basis Consolidated Totals	IFRS Adjustments(2)	IFRS Reclassifications(3)	U.S. GAAP Consolidated Totals
	(in millions)
Year Ended December 31, 2012:
Net interest income	$2,350	$190	$—	$2,540	$(500)	$(394)	$1,646
Other operating income (Total other revenues)	(11)	(942)	(7)	(960)	(1,609)	450	(2,119)
Total operating income (loss)	2,339	(752)	(7)	1,580	(2,109)	56	(473)
Loan impairment charges (Provision for credit losses)	2,556	—	—	2,556	(332)	—	2,224
	(217)	(752)	(7)	(976)	(1,777)	56	(2,697)
Operating expenses	984	37	(7)	1,014	44	56	1,114
Profit (loss) before tax	$(1,201)	$(789)	$—	$(1,990)	$(1,821)	$—	$(3,811)
Intersegment revenues	6	1	(7)	—	—	—	—
Depreciation and amortization	1	12	—	13	—	(6)	7
Expenditures for long-lived assets	—	3	—	3	—	—	3
Balances at end of period:							—
Customer loans (Receivables)	$37,496	$60	$—	$37,556	$(4,557)	$(60)	$32,939
Assets	40,215	7,605	—	47,820	(3,074)	—	44,746
Year Ended December 31, 2011:
Net interest income	$2,456	$425	$—	$2,881	$(522)	$(583)	$1,776
Other operating income (Total other revenues)	(48)	(504)	(25)	(577)	3	714	140
Total operating income (loss)	2,408	(79)	(25)	2,304	(519)	131	1,916
Loan impairment charges (Provision for credit losses)	4,911	2	—	4,913	(495)	—	4,418
	(2,503)	(81)	(25)	(2,609)	(24)	131	(2,502)
Operating expenses	1,021	168	(25)	1,164	(40)	131	1,255
Profit (loss) before tax	$(3,524)	$(249)	$—	$(3,773)	$16	$—	$(3,757)
Intersegment revenues	70	(45)	(25)	—	—	—	—
Depreciation and amortization	1	14	—	15	8	(4)	19
Expenditures for long-lived assets	—	4	—	4	—	—	4
Balances at end of period:
Customer loans (Receivables)	$48,075	$60	$—	$48,135	$(162)	$(61)	$47,912
Assets	46,859	6,671	—	53,530	(2,974)	110	50,666
Year Ended December 31, 2010:
Net interest income	$2,326	$743	$—	$3,069	$(261)	$(772)	$2,036
Other operating income (Total other revenues)	(30)	(328)	(22)	(380)	(69)	933	484
Total operating income (loss)	2,296	415	(22)	2,689	(330)	161	2,520
Loan impairment charges (Provision for credit losses)	5,692	(5)	—	5,687	(341)	—	5,346
	(3,396)	420	(22)	(2,998)	11	161	(2,826)
Operating expenses	883	110	(22)	971	44	161	1,176
Profit (loss) before tax	$(4,279)	$310	$—	$(3,969)	$(33)	$—	$(4,002)
Intersegment revenues	73	(51)	(22)	—	—	—	—
Depreciation and amortization	2	17	—	19	3	—	22
Expenditures for long-lived assets	—	10	—	10	—	—	10
Balances at end of period:
Customer loans (Receivables)	$56,725	$2,250	$—	$58,975	$(270)	$(2,249)	$56,456
Assets	57,531	10,282	—	67,813	(3,408)	(60)	64,345

(1)	Eliminates intersegment revenues.

HSBC Finance Corporation

(2)	IFRS Adjustments, which have been described more fully above, consist of the following:

	Net Interest Income	Other Revenues	Provision For Credit Losses	Total Costs and Expenses	Profit (Loss) Before Tax	Receivables	Total Assets
	(in millions)
Year Ended December 31, 2012:
Derivatives and hedge accounting	$15	$—	$—	$—	$15	$—	$(4)
Purchase accounting	(5)	3	14	—	(16)	19	46
Deferred loan origination costs and premiums	(15)	(5)	—	—	(20)	125	70
Credit loss impairment provisioning	(535)	(14)	15	—	(564)	(222)	(533)
Loans held for resale	4	(1,523)	(361)	5	(1,162)	(4,487)	(768)
Interest recognition	34	—	—	—	34	8	16
Other	2	(70)	—	39	(108)	—	(1,901)
Total	$(500)	$(1,609)	$(332)	$44	$(1,821)	$(4,557)	$(3,074)
Year Ended December 31, 2011:
Derivatives and hedge accounting	$5	$—	$—	$—	$5	$—	$—
Goodwill and intangible assets	—	—	—	—	—	—	(111)
Purchase accounting	(4)	32	14	—	14	21	57
Deferred loan origination costs and premiums	(30)	—	—	—	(30)	143	83
Credit loss impairment provisioning	(499)	—	(506)	—	7	(300)	(170)
Loans held for resale	6	—	—	—	6	(36)	(23)
Interest recognition	(2)	—	—	—	(2)	10	(6)
Other	2	(29)	(3)	(40)	16	—	(2,804)
Total	$(522)	$3	$(495)	$(40)	$16	$(162)	$(2,974)
Year Ended December 31, 2010:
Derivatives and hedge accounting	$12	$—	$—	$—	12	$—	$—
Goodwill and intangible assets	—	—	—	5	(5)	—	—
Purchase accounting	2	(10)	23	—	(31)	(7)	48
Deferred loan origination costs and premiums	(68)	—	—	—	(68)	175	102
Credit loss impairment provisioning	(213)	—	(369)	—	156	(413)	(175)
Loans held for resale	8	3	3	—	8	(42)	(27)
Interest recognition	(2)	—	—	5	(7)	17	(5)
Other	—	(62)	2	34	(98)	—	(3,351)
Total	$(261)	$(69)	$(341)	$44	$(33)	$(270)	$(3,408)

(3)	Represents differences in balance sheet and income statement presentation between IFRS and U.S. GAAP.

20.	Variable Interest Entities

We consolidate variable interest entities (“VIEs”) in which we are deemed to be the primary beneficiary through our holding of a variable interest which is determined as a controlling financial interest. The controlling financial interest is evidenced by the power to direct the activities of a VIE that most significantly impact its economic performance and obligations to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. We take into account all of our involvements in a VIE in identifying (explicit or implicit) variable interests that individually or in the aggregate could be significant enough to warrant our designation as the primary beneficiary and hence require us to consolidate the VIE or otherwise require us to make appropriate disclosures. We consider our involvement to be significant where we, among other things, (i) provide liquidity facilities to support the VIE's debt issuances, (ii) enter into derivative contracts to absorb the risks and benefits from the VIE or from the assets held by the VIE, (iii) provide a financial guarantee that covers assets held or liabilities issued, (iv) design, organize and structure the transaction and (v) retain a financial or servicing interest in the VIE.
We are required to evaluate whether to consolidate a VIE when we first become involved and on an ongoing basis. In almost all cases, a qualitative analysis of our involvement in the entity provides sufficient evidence to determine whether we are the primary

HSBC Finance Corporation

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
The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$6	$—	$—	$—
Receivables, net	4,197	—	4,486	—
Available-for-sale investments	—	—	4	—
Other liabilities	—	(39)	—	—
Long-term debt	—	2,878	—	3,315
Total	$4,203	$2,839	$4,490	$3,315
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of December 31, 2012, all of our unconsolidated VIEs, which relate to low income housing partnerships, leveraged lease and investments in community partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.
As it relates to our discontinued Card and Retail Services business, prior to the sale of our Card and Retail Services business to Capital One on May 1, 2012 we were also involved with other VIEs which provided funding to HSBC Bank USA through collateralized funding transactions. In April 2011, the collateralized funding facilities were terminated by HSBC Bank USA.

21.	Fair Value Measurements

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

HSBC Finance Corporation

Credit risk adjustment - The credit risk adjustment is an adjustment to a group of financial assets and financial liabilities, predominantly derivative assets and derivative liabilities, to reflect the credit quality of the parties to the transaction in arriving at fair value. A credit valuation adjustment to a financial asset is required to reflect the default risk of the counterparty. A debit valuation adjustment to a financial liability is recorded to reflect our default risk. Where applicable, we take into consideration the credit risk mitigating arrangements including collateral agreements and master netting arrangements in estimating the credit risk adjustments.
Liquidity risk adjustment - The liquidity risk adjustment reflects, among other things, (a) the cost that would be incurred to close out the market risks by hedging, disposing or unwinding the actual position (i.e., a bid-offer adjustment), and (b) the illiquid nature, other than the size of the risk position, of a financial instrument.
Input valuation adjustment - Where fair value measurements are determined using internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation input that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error.
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
Fair values for derivatives are determined by management using valuation techniques, valuation models and inputs that are developed, reviewed, validated and approved by the Quantitative Risk and Valuation Group of an HSBC affiliate. These valuation models utilize discounted cash flows or an option pricing model adjusted for counterparty credit risk and market liquidity. The models used apply appropriate control processes and procedures to ensure that the derived inputs are used to value only those instruments that share similar risk to the relevant benchmark indexes and therefore demonstrate a similar response to market factors. In addition, a validation process is followed which includes participation in peer group consensus pricing surveys, to ensure that valuation inputs incorporate market participants' risk expectations and risk premium.
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

HSBC Finance Corporation

Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-K. The following table summarizes the carrying values and estimated fair value of our financial instruments at December 31, 2012 and 2011.

	December 31, 2012					December 31, 2011,
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3	Carrying Value	Estimated Fair Value
	(in millions)
Financial assets:
Cash	$197	$197	$197	$—	$—	$215	$215
Interest bearing deposits with banks	1,371	1,371	—	1,371	—	1,140	1,140
Securities purchased under agreements to resell	2,160	2,160	—	2,160	—	920	920
Securities	80	80	80	—	—	188	188
Receivables(1):
Real estate secured:
First lien	26,175	19,586	—	—	19,586	34,960	24,438
Second lien	3,066	1,113	—	—	1,113	3,828	1,110
Total real estate secured	29,241	20,699	—	—	20,699	38,788	25,548
Personal non-credit card receivables	—	—	—	—	—	4,308	3,180
Total receivables	29,241	20,699	—	—	20,699	43,096	28,728
Receivables held for sale	6,203	6,203	—	—	6,203	—	—
Due from affiliates	105	105	—	105	—	124	124
Derivative financial assets	—	—	—	—	—	—	—
Financial liabilities:
Commercial paper	—	—	—	—	—	4,026	4,026
Due to affiliates carried at fair value	514	514	—	514	—	447	447
Due to affiliates not carried at fair value	8,575	8,654	—	8,654	—	7,815	7,514
Long-term debt carried at fair value	9,725	9,725	—	9,725	—	13,664	13,664
Long-term debt not carried at fair value	18,701	19,172	—	16,537	2,635	26,126	25,090
Derivative financial liabilities	22	22	—	22	—	26	26

(1)	The carrying amount of consumer receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves.
Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at December 31, 2012 and 2011 reflect these market conditions.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
December 31, 2012:
Derivative financial assets:
Interest rate swaps	$—	$524	$—	$—	$524
Currency swaps	—	1,159	—	—	1,159
Derivative netting	—	—	—	(1,683)	(1,683)
Total derivative financial assets	—	1,683	—	(1,683)	—
Available-for-sale securities:
Money market funds	80	—	—	—	80
Total available-for-sale securities	80	—	—	—	80
Total assets	$80	$1,683	$—	(1,683)	$80
Due to affiliates carried at fair value	$—	$(514)	$—	$—	$(514)
Long-term debt carried at fair value	—	(9,725)	—	—	(9,725)
Derivative related liabilities:
Interest rate swaps	—	(1,585)	—	—	(1,585)
Currency swaps	—	(45)	—	—	(45)
Derivative netting	—	—	—	1,608	1,608
Total derivative related liabilities	—	(1,630)	—	1,608	(22)
Total liabilities	$—	$(11,869)	$—	$1,608	$(10,261)
December 31, 2011:
Derivative financial assets:
Interest rate swaps	$—	$973	$—	$—	$973
Currency swaps	—	1,503	—	—	1,503
Derivative netting	—	—	—	(2,476)	(2,476)
Total derivative financial assets	—	2,476	—	(2,476)	—
Available-for-sale securities:
U.S. Treasury	80	—	—	—	80
U.S. government sponsored enterprises	—	1	—	—	1
U.S. corporate debt securities	—	57	—	—	57
Foreign debt securities:
Corporate	—	26	—	—	26
Equity securities	10	—	—	—	10
Money market funds	13	—	—	—	13
Accrued interest income	—	1	—	—	1
Total available-for-sale securities	103	85	—	—	188
Total assets	$103	$2,561	$—	$(2,476)	$188
Due to affiliates carried at fair value	$—	$(447)	$—	$—	$(447)
Long-term debt carried at fair value	—	(13,664)	—	—	(13,664)
Derivative related liabilities:
Interest rate swaps	—	(1,762)	—	—	(1,762)
Currency swaps	—	(163)	—	—	(163)
Foreign Exchange Forward	—	(3)	—	—	(3)
Derivative netting	—	—	—	1,902	1,902
Total derivative related liabilities	—	(1,928)	—	1,902	(26)
Total liabilities	$—	$(16,039)	$—	$1,902	$(14,137)

HSBC Finance Corporation

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

We did not have any U.S. corporate debt securities at December 31, 2012. The following table provides additional detail regarding the rating of our U.S. corporate debt securities at December 31, 2011:

	Level 2	Level 3	Total
	(in millions)
December 31, 2011:
AAA to AA-(1)	$26	$—	$26
A+ to A-(1)	25	—	25
BBB+ to Unrated(1)	6	—	6

(1)
We obtain ratings on our U.S. corporate debt securities from Moody’s Investor Services, Standard and Poor’s Corporation and Fitch Ratings. In the event the ratings we obtain from these agencies differ, we utilize the lower of the three ratings.

Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during 2012 and 2011.
Information on Level 3 Assets and Liabilities The table below reconciles the beginning and ending balances for assets recorded at fair value using significant unobservable inputs (Level 3) during 2011. There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2012.

		Total Gains and (Losses) Included in					Transfers Out of Level 2 and Into Level 3	Transfers Out of Level 3 and Into Level 2		Current Period Unrealized Gains (Losses)
	Jan. 1, 2011	Income	Other Comp. Income	Purchases	Issuances	Settlement			Dec. 31, 2011

Assets:
Securities available-for-sale:
Asset-backed securities	18	—	(5)	—	—	(13)	—	—	—	—
Total assets	$18	$—	$(5)	$—	$—	$(13)	$—	$—	$—	$—
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Non-Recurring Fair Value Measurements as of December 31, 2012				Total Gains (Losses) for the Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$3,022	$3,022	$(1,352)
Personal non-credit card	—	—	3,181	3,181	(289)
Total receivables held for sale	—	—	6,203	6,203	(1,641)
Real estate owned(1)	—	248	—	248	(93)
Total assets at fair value on a non-recurring basis	$—	$248	$6,203	$6,451	$(1,734)

HSBC Finance Corporation

	Non-Recurring Fair Value Measurements as of December 31, 2011				Total Gains (Losses) for the Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate owned(1)	$—	$325	$—	$325	$(188)
Total assets at fair value on a non-recurring basis	$—	$325	$—	$325	$(188)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2012:

Financial Instrument Type	Fair value (in millions)	Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Receivables held for sale carried at fair value:
Real estate secured	$3,022	Third party appraisal valuation based on	Collateral severity rates(1)	0%	-	92%
		estimated loss severities, including collateral values, cash	Expenses incurred through collateral disposition	5%	-	10%
		flows and market discount rate	Market discount rate	10%	-	15%
Personal non-credit card	3,181	Third party valuation based on estimated loss rates,	Loss rate	13%	-	19%
		cash flows and market discount rate	Market discount rate	10%	-	15%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rate averaged 37 percent.

Valuation Techniques  The following summarizes the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value but for which fair value disclosures are required.
Cash:  Carrying amount approximates fair value due to cash's liquid nature.
Interest bearing deposits with banks:  Carrying amount approximates fair value due to the asset's liquid nature.
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
Securities:   Fair value of our available-for-sale securities is generally determined by a third party valuation source. The pricing services generally source fair value measurements from quoted market prices and if not available, the security is valued based on quotes from similar securities using broker quotes and other information obtained from dealers and market participants. For securities which do not trade in active markets, such as fixed income securities, the pricing services generally utilize various pricing applications, including models, to measure fair value. The pricing applications are based on market convention and use inputs that are derived principally from or corroborated by observable market data by correlation or other means. The following summarizes the valuation methodology used for our major security types:

•
U.S. government sponsored enterprises - As our government sponsored mortgage-backed securities which do not transact in an active market, fair value is determined using discounted cash flow models and inputs related to interest rates, prepayment speeds, loss curves and market discount rates that would be required by investors in the current market given the specific characteristics and inherent credit risk of the underlying collateral.

HSBC Finance Corporation

•
U.S. Treasuries - As these securities transact in an active market, the pricing services source fair value measurements from quoted prices for the identical security or quoted prices for similar securities with adjustments as necessary made using observable inputs which are market corroborated.

•
U.S. corporate and foreign debt securities - For non-callable corporate securities, a credit spread scale is created for each issuer. These spreads are then added to the equivalent maturity U.S. Treasury yield to determine current pricing. Credit spreads are obtained from the new issue market, secondary trading levels and dealer quotes. For securities with early redemption features, an option adjusted spread (“OAS”) model is incorporated to adjust the spreads determined above. Additionally, the pricing services will survey the broker/dealer community to obtain relevant trade data including benchmark quotes and updated spreads.

•	Money market funds - Carrying amount approximates fair value due to the asset's liquid nature.
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
Receivables and receivables held for sale:  The estimated fair value of our receivables was determined by developing an approximate range of value from a mix of various sources as appropriate for the respective pool of assets. These sources include, among other items, value estimates from an HSBC affiliate which reflect over-the-counter trading activity; value estimates from a third party valuation specialist's measurement of the fair value of a pool of receivables; forward looking discounted cash flow models using assumptions we believe are consistent with those which would be used by market participants in valuing such receivables; and trading input from other market participants which includes observed primary and secondary trades.
Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may hold discussions directly with potential investors. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since some receivables pools may have features which are unique, fair value measurement process uses significant unobservable inputs which are specific to the performance characteristics of the various receivable portfolios.
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

HSBC Finance Corporation

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
Counterparty credit risk is considered in determining the fair value of a financial asset. The Fair Value Framework specifies that the fair value of a liability should reflect the entity's non-performance risk and accordingly, the effect of our own credit risk (spread) has been factored into the determination of the fair value of our financial liabilities, including derivative instruments. In estimating the credit risk adjustment to the derivative assets and liabilities, we take into account the impact of netting and/or collateral arrangements that are designed to mitigate counterparty credit risk.

22.	Commitments and Contingent Liabilities

Lease Obligations We lease certain offices, buildings and equipment for periods which generally do not exceed 25 years. The leases have various renewal options. The office space leases generally require us to pay certain operating expenses. Net rental expense under operating leases was $13 million, $9 million and $18 million in 2012, 2011 and 2010. See Note 18, “Related Party Transactions,” for additional information.
We have lease obligations on certain office space which has been subleased through the end of the lease period. Under these agreements, the sublessee has assumed future rental obligations on the lease.
Future net minimum lease commitments under noncancelable operating lease arrangements were:

Year Ending December 31,	Minimum Rental Payments	Minimum Sublease Income	Net
	(in millions)
2013	$8	$(4)	$4
2014	8	(4)	4
2015	7	(4)	3
2016	5	(2)	3
Net minimum lease commitments	$28	$(14)	$14

23.	Litigation and Regulatory Matters

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

HSBC Finance Corporation

Given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could have a material adverse effect on our consolidated financial statements in particular quarterly or annual periods.
Litigation - Continuing Operations
Securities Litigation  As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893), filed August 19, 2002. The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934. Ultimately, a class was certified on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household's Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded in April 2009, which was decided partly in favor of the plaintiffs. Following post-trial briefing, the District Court ruled that various legal challenges to the verdict, including as to loss causation and other matters, would not be considered until after a second phase of the proceedings addressing issues of reliance and the submission of claims by class members had been completed. The District Court ruled in November 2010 that claim forms should be mailed to class members, and to ascertain which class members may have claims for damages arising from reliance on the misleading statements found by the jury. The District Court also set out a method for calculating damages for class members who filed claims. As previously reported, lead plaintiffs, in court filings in March 2010, estimated that damages could range 'somewhere between $2.4 billion to $3.2 billion to class members', before pre-judgment interest.
In December 2011, the report of the Court-appointed claims administrator to the District Court stated that the total number of claims that generated an allowed loss was 45,921, and that the aggregate amount of these claims was approximately $2.23 billion. Defendants filed legal challenges asserting that the presumption of reliance was defeated as to the class and raising various objections with respect to compliance with the claims form requirements as to certain claims.
In September 2012, the District Court rejected defendants' arguments that the presumption of reliance generally had been defeated either as to the class or as to particular institutional claimants. In addition, the District Court has made various rulings with respect to the validity of specific categories of claims, and held certain categories of claims valid, certain categories of claims invalid, and directed further proceedings before a court-appointed Special Master to address objections regarding certain other claim submission issues. In light of those rulings and through various agreements of the parties, currently there is approximately $1.37 billion in claims as to which there remain no unresolved objections relating to the claims form submissions. In addition, approximately $800 million in claims remain to be addressed before the Special Master with respect to various claims form objections, with a small portion of those potentially subject to further trial proceedings. Therefore, based upon proceedings to date, the current range of a possible final judgment, prior to imposition of prejudgment interest (if any), is between approximately $1.37 billion and $2.17 billion. With the imposition of prejudgment interest calculated through December 31, 2012, the high-end of a possible final judgment is approximately $2.7 billion. The District Court may wait for a resolution of all disputes as to all claims before entering final judgment, or the District Court may enter a partial judgment on fewer than all claims pending resolution of disputes as to the remaining claims. Post-verdict legal challenges remain to be addressed by the District Court.
The timing and outcome of the ultimate resolution of this matter is uncertain. When a final judgment, partial or otherwise, is entered by the District Court, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals. Despite the just verdict and the various rulings of the District Court, we continue to believe that we have meritorious grounds for appeal of one or more of the rulings in the case and intend to appeal the District Court's final judgment, partial or otherwise.
Upon final judgment, partial or otherwise, we will be required to provide security for the judgment in order to suspend execution of the judgment while the appeal is ongoing by either depositing cash in an interest-bearing escrow account or posting an appeal bond in the amount of the judgment (including any pre-judgment interest awarded). Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court rejects or only partially accepts our arguments, the amount of damages, based upon the claims submitted and the potential application of pre-judgment interest, may lie in a range from a relatively insignificant amount to somewhere in the region of $2.7 billion (or higher should plaintiffs' successfully cross-appeal certain issues related to the validity of specific claims) and, therefore, it is reasonably possible that future expenses related to this matter could be up to or exceed $2.7 billion. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.

HSBC Finance Corporation

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
Between June 2011 and March 2012, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against one or more of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); and Still et al. v. Beneficial Financial I Inc. et al. (Cal. Super. Ct. Case No. KC062390). These actions relate primarily to industry-wide regulatory concerns, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.
A recent routine state examination of our mortgage servicing practices concluded that borrowers were overcharged for lender-placed hazard insurance coverage based on the terms of the underlying mortgages during the period from July 2008 through April 2012, and required us to refund excess premiums charged to impacted borrowers in that state. In the first quarter of 2012, we recorded an accrual reflecting our estimate of premiums that will be refunded to the impacted borrowers as well as borrowers in other states who may have similar contractual claims. In December 2012, we entered into an agreement with the NYDFS to refund premiums to borrowers in the State of New York who may have contractual claims and, in January 2013, we initiated a refund program to borrowers who may have similar contractual claims.
Telephone Consumer Protection Act Litigation Between May 2012 and January 2013, five substantially similar putative class actions were filed against various HSBC U.S. entities, including actions against us or one or more of our subsidiaries: Davis, Jr. v. HSBC Bank Nevada, N.A., Case No. 11-bk-04423-RNO; 5:12-ap-0019 (Bankr. M.D. Pa.); Lehner v. HSBC Bank USA, N.A., Case No. 12-cv-01118-JDW-TBM (M.D. Fl.); Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., Case No.: 12-cv-04010-MEJ (N.D. Cal.); McDonald v. HSBC Bank USA, N.A., Case No. 37-2012-00058369-CU-MC-NC; and Comstock v. HSBC Bank U.S.A, N.A., Case No. 12-cv-0001-CAB-JMA (S.D. Cal.). A number of individual actions have also been filed. The plaintiffs in these actions allege that the HSBC defendants contacted them, or the members of the class they seek to represent, on their cellular telephones using an automatic telephone dialing system and/or an artificial or prerecorded voice, without their express consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations). The parties are currently engaged in discovery and we are investigating the allegations.
Litigation - Discontinued Operations
Card Services Litigation Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass'n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Sharing Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720.

HSBC Finance Corporation

The parties engaged in a mediation process at the direction of the District Court. In July 2012, MasterCard Incorporated, Visa Inc. and the other defendants, including the HSBC defendants, entered into a Memorandum of Understanding (“MOU”) to settle the class litigations consolidated into MDL 1720. The putative class plaintiffs filed a class settlement agreement with the District Court on October 19, 2012, and the District Court entered an order preliminarily approving the class settlement on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective. Pursuant to the Sharing Agreements, we have deposited our portion of the settlement amount into an escrow account which had no impact to net income (loss) as we increased our litigation reserves to an amount equal to our estimated portion of the settlement of this matter in the fourth quarter of 2011.
Debt Cancellation Litigation Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs' claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and subsequently submitted the formal settlement on a consolidated basis for approval by the United States District Court for the Eastern District of Pennsylvania in the Esslinger matter. In February 2012, the District Court granted preliminary approval of the settlement. The plaintiff in Chastain appealed the District Court's preliminary approval order. The appellate court has not yet ruled on that appeal.
On October 1, 2012, the District Court held a hearing for final approval of the settlement in the Esslinger matter. Several objectors to the settlement appeared at the hearing, including representatives for the Attorneys General in West Virginia, Hawaii and Mississippi, where they asserted that claims brought in those Attorneys General's lawsuits (discussed below) should not be covered by the release in the Esslinger matter. In November 2012, the District Court entered a final approval order confirming the settlement. In its accompanying memorandum, the District Court noted that claims belonging solely to the states are not impacted by the settlement, but that claims brought by the Attorneys General seeking recovery for class members are precluded by the Esslinger settlement. Chastain and two other class members filed notices of appeal of the final approval order. The appeal is pending.
In October 2011, the Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), alleging similar claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in West Virginia. In September 2012, the Attorney General filed an amended complaint adding our affiliate, HSBC Bank USA, N.A, as a defendant. In addition to damages, the Attorney General is seeking civil money penalties and injunctive relief. The action was initially removed to Federal court. The Attorney General's motion to remand to State court was granted and we filed a motion to dismiss the complaint in March 2012. The motion to dismiss was denied and discovery in ongoing. In late 2011, we received an information request regarding the same products from another state's Attorney General, although no action has yet been filed in that state.
In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, alleging that credit card customers were improperly and deceptively enrolled in various ancillary services, including payment protection plans and without regard to potential eligibility for benefits. In an action captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), the Attorney General alleges claims for unfair and deceptive marketing practices, consumer fraud against elders and unjust enrichment. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to Federal court in May 2012. In June 2012, the Attorney General filed a motion to remand, which was subsequently denied. The Attorney General then withdrew it pending motion to consolidate the actions and filed a motion to certify the denial of its remand motion for interlocutory appeal. That motion is still pending.
In June 2012, the Attorney General for the State of Mississippi filed complaints against six credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In an action captioned Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card

HSBC Finance Corporation

Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims that are substantially the same as those made in the West Virginia and Hawaii Attorney General actions consumer protection and unjust enrichment claims in connection with the defendants' marketing, selling and administering of ancillary services, including payment protection plans. The relief sought includes injunction against deceptive and unfair practices, disgorgement of profits, and civil money penalties. In August 2012, this action was removed to Federal court and the Attorney General filed a motion to remand. Briefing on the Attorney General's motion to remand has been consolidated for purposes and the motion remains pending.
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
The Servicing Consent Orders required an independent review of foreclosures (“the Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review will cease and HSBC North America will make a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. These actions form HSBC North America's portion of larger agreements announced by the Federal Reserve and the OCC in January 2013 involving HSBC and twelve other mortgage servicers subject to foreclosure consent orders, pursuant to which the mortgage servicers would pay, in the aggregate, in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to these agreements, the Independent Foreclosure Reviews will cease and be replaced by a broader framework under which all eligible borrowers will receive compensation regardless of whether they filed a request for independent review of their foreclosure and regardless of whether the borrower was financially injured as a result of an error in the foreclosure process. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of these agreements will satisfy the Independent Foreclosure Review requirements of the Consent Orders. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements, this settlement will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
The Servicing Consent Orders do not preclude additional enforcement actions against HSBC Finance Corporation or our affiliates by bank regulatory, governmental or law enforcement agencies, such as the U.S. Department of Justice or State Attorneys General, which could include the imposition of civil money penalties and other sanctions relating to the activities that are the subject of the Servicing Consent Orders. Pursuant to the agreement with the OCC, however, the OCC has agreed that it will not assess civil money penalties or initiate any further enforcement action with respect to past mortgage servicing and foreclosure-related practices addressed in the consent orders, provided the terms of the agreement are fulfilled. The OCC's agreement not to assess civil money penalties is further conditioned on HSBC North America making payments or providing borrower assistance pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans within two years. The Federal Reserve has agreed that any assessment of civil money penalties by the Federal Reserve will reflect a number of adjustments, including amounts expended in consumer relief and payments made pursuant to any agreement that may be entered into with the U.S. Department of Justice in connection with the servicing of residential mortgage loans. In addition, the agreement does not preclude private litigation concerning these practices.
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2011, which reflects the portion of the HSBC

HSBC Finance Corporation

North America accrual that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, such a settlement would not preclude private litigation concerning these practices.
In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Defendants' motion to dismiss the case was filed in January 2013.
Mortgage Securitization Activity In the course of 2012, we have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. We are currently evaluating these claims. On September 26, 2012, an action of this sort, captioned FHFA ex rel. Trustee of MSAC 2006-HE6 v. HSBC Finance Corp. and Decision One Mortgage Company, LLC (New York County Supreme Court, Index No. 653373/2012), was filed by the conservator of an investor in an RMBS trust, the assets of which include mortgage loans originated by our subsidiary, Decision One Mortgage Company, LLC. The action subsequently was withdrawn voluntarily. We expect these types of claims to continue and potentially intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.

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
Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at December 31, 2012 and 2011. We lend nationwide and our receivables are distributed as follows at December 31, 2012:

State/Region	Percent of Total Receivables
California	9%
Midwest (IL, IN, IA, KS, MI, MN, MO, NE, ND, OH, SD, WI)	22
Southeast (AL, FL, GA, KY, MS, NC, SC, TN)	21
West (AK, CO, HI, ID, MT, NV, OR, UT, WA, WY)	8
Middle Atlantic (DE, DC, MD, NJ, PA, VA, WV)	19
Southwest (AZ, AR, LA, NM, OK, TX)	8
Northeast (CT, ME, MA, NH, NY, RI, VT)	13

HSBC Finance Corporation

The following table reflects the percentage of consumer receivables by state which individually account for 5 percent or greater of our portfolio.

	Percentage of Receivables at			Percentage of Receivables at
	December 31, 2012			December 31, 2011
	Real Estate Secured	Personal Non-Credit Card	Total	Real Estate Secured	Personal Non-Credit Card	Total
California	9.4%	4.5%	9.0%	9.5%	5.1%	9.1%
New York	7.4	6.8	7.4	7.2	6.8	7.2
Pennsylvania	6.2	7.0	6.3	6.1	6.7	6.2
Florida	5.8	5.8	5.8	5.9	5.8	5.9
Ohio	5.5	6.5	5.6	5.5	6.3	5.6
Virginia	5.3	3.1	5.1	5.2	3.0	4.9

HSBC Finance Corporation

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(in millions)
Net interest income	$430	$417	$391	$408	$369	$452	$511	$444
Provision for credit losses(1)	408	287	738	791	945	2,182	583	708
Net interest income (loss) after provision for credit losses	22	130	(347)	(383)	(576)	(1,730)	(72)	(264)
Other revenues	85	(144)	(1,865)	(195)	73	(90)	118	39
Operating expenses	384	276	239	215	365	204	383	303
Loss from continuing operations before income tax benefit	(277)	(290)	(2,451)	(793)	(868)	(2,024)	(337)	(528)
Income tax benefit	81	98	939	288	270	689	166	306
Loss from continuing operations	(196)	(192)	(1,512)	(505)	(598)	(1,335)	(171)	(222)
Income (loss) from discontinued operations	(99)	55	1,254	350	320	274	123	201
Net loss	$(295)	$(137)	$(258)	$(155)	$(278)	$(1,061)	$(48)	$(21)

(1)
The provision for credit losses during the fourth quarter of 2012 included $350 million related to changes in the loss emergence period used in our roll rate migration analysis. See Note 6, "Credit Loss Reserves," in the accompanying consolidated financial statements for further discussion of the adoption of this new accounting guidance.

The provision for credit losses for the third quarter of 2011 included approximately $925 million related to the adoption of new accounting guidance for TDR Loans in the third quarter of 2011. See Note 5, “Receivables,” in the accompanying consolidated financial statements for further discussion of the adoption of this new accounting guidance.

HSBC Finance Corporation

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements on accounting and financial disclosure matters between HSBC Finance Corporation and its independent accountants during 2012.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, and has completed an assessment of the effectiveness of HSBC Finance Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the assessment performed, management concluded that as of December 31, 2012, HSBC Finance Corporation’s internal control over financial reporting was effective.

Item 9B.	Other Information.

None.

HSBC Finance Corporation

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors Set forth below is certain biographical information relating to the members of HSBC Finance Corporation's Board of Directors, including descriptions of the specific experience, qualifications, attributes and skills that support such person's service as a Director of HSBC Finance Corporation. We have also set forth below the minimum director qualifications reviewed by HSBC and the Board in choosing Board members.
All of our Directors are or have been either chief executive officers or senior executives in specific functional areas at other companies or firms, with significant general and specific corporate experience and knowledge that promotes the successful implementation of the strategic plans of HSBC Finance Corporation and its parent HSBC North America, for which each of our Directors, with the exception of Mr. Burke, also serve as a Director. Our Directors also have high levels of personal and professional integrity and ethical character. Each possesses the ability to be collaborative but also assertive in expressing his or her views and opinions to the Board and management. Based upon his or her management experience, each Director has demonstrated sound judgment and the ability to function in an oversight role.
Each Director is elected annually. There are no family relationships among the Directors.
Phillip D. Ameen, age 64, joined HSBC Finance Corporation's Board in April 2012. Since April 2012, he has served as a member of the Board of Directors of HSBC North America and as a member of its Audit and Risk Committees since May 2012. He has also been a member of the HSBC Finance Corporation Audit and Risk Committees since May 2012 and a Director of HSBC Bank Nevada, N.A. since April 2012. Until March 2008, he served as Vice President, Comptroller, and Principal Accounting Officer of General Electric Capital Co. (“GE”). Prior to joining GE, he was Audit Partner of KPMG Peat Marwick. He joined GE Capital in 1985, where he spent time in lending, leasing, and mergers and acquisitions before joining GE Headquarters staff.
Mr. Ameen served on the International Financial Reporting Interpretations Committee of the International Accounting Standards Board, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounting, was the longest-serving member of the Financial Accounting Standards Board Emerging Issues Task Force and was Chair of the Committee on Corporate Reporting of Financial Executives International. He is a member of the Keenan Flagler Business School Board of Advisers and has served as Trustee of the Financial Accounting Foundation Inc. and of Elon University. Mr. Ameen is an alumnus of the University of North Carolina, Chapel Hill and was a Certified Public Accountant in New York and North Carolina. He now serves on the Boards of Directors of several private equity technology enterprises. His experience in the accounting profession provided him with highly relevant expertise for insight into business operations and financial performance and reporting, which are valuable as a member of the HSBC Finance Corporation Board and Audit Committee.
Patrick J. Burke, age 51, joined HSBC Finance Corporation's Board in May 2011 and was appointed Chairman of the Board in November 2011. Mr. Burke has been the Chief Executive Officer of HSBC Finance Corporation since July 2010. He has been a Director since May 2010, President since September 2010 and Chairman of the Board since November 2011 of HSBC Bank Nevada, N.A. Prior to his current position, he was Senior Executive Vice President and Chief Executive Officer, Card and Retail Services of HSBC Finance Corporation since June 2009. From February 2008 to June 2009, he was Senior Executive Vice President and Chief Operating Officer - Card and Retail Services of HSBC Finance Corporation. From December 2007 to February 2008 he was Managing Director - Card and Retail Services of HSBC Finance Corporation. He was Managing Director - Card Services from July 2006 to December 2007. He was appointed President and Chief Executive Officer of HSBC Financial Limited Canada in January 2003 until July 2006. Mr. Burke was appointed Chief Financial Officer with HFC Bank Limited from 2000 until 2003. From the start of his career with HSBC in 1989, Mr. Burke has served the company in many roles including Deputy Director of Mergers and Acquisitions and Vice President of Strategy and Development.
Robert K. Herdman, age 64, joined HSBC Finance Corporation's Board in January 2004 and is Chair of its Audit and Risk Committees. Since March 2005, he has served as a member of the Board of Directors of HSBC North America and as Chair of its Audit Committee, and since July 2011 he has served as Chair of its Risk Committee. Since May 2010, he has also been a member of the Board of HSBC USA Inc., as well as Chair of its Audit and Risk Committees. Mr. Herdman has also been a Director of HSBC Bank Nevada, N.A. since July 2011, as well as Chair of its Audit and Risk Committees. HSBC Finance Corporation, HSBC USA Inc. and HSBC North America belong to a single controlled group of corporations and their Boards of Directors and Audit and Risk Committees conduct their meetings simultaneously. Mr. Herdman was a member of and the Chair of the HSBC Finance Corporation Compliance Committee from December 2010 and the HSBC USA Inc. Compliance Committee from August 2010 to May 2011. Mr. Herdman has also served on the Board of Directors of Cummins Inc. since February 2008 and is Chair of its Audit Committee, and on the Board of Directors of WPX Energy, Inc. and is Chair of its Audit Committee since December 2011. Since January 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC, a Washington, D.C. consulting firm

HSBC Finance Corporation

specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters. Mr. Herdman was the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) from October 2001 to November 2002. The Chief Accountant serves as the principal advisor to the SEC on accounting and auditing matters, and is responsible for formulating and administering the accounting program and policies of the SEC. Prior to joining the SEC, Mr. Herdman was Ernst & Young's Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was the senior Ernst & Young partner responsible for the firms' relationships with the SEC, Financial Accounting Standards Board (“FASB”) and American Institute of Certified Public Accountants (“AICPA”). He served on the AICPA's SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA's Board of Directors from 2000 to 2001.
Mr. Herdman's membership on the Board is supported by his particular financial expertise, which is particularly valued as Chairman of the Audit Committee. His experience with the SEC and in the public accounting profession provided Mr. Herdman with broad insight into the business operations and financial performance of a significant number of public and private companies.
George A. Lorch, age 71, joined HSBC Finance Corporation's Board in September 1994 and served as the Chair of its Compensation Committee until the committee was disbanded in 2008. He also serves as a member of the Board of Directors of HSBC North America and HSBC Bank Nevada, N.A. since July 2011. From May 2000 until August 2000, Mr. Lorch served as Chairman, President and Chief Executive Officer of Armstrong Holdings Inc. (the parent of Armstrong World Industries, Inc.). Mr. Lorch served as Chairman of the Board, Chief Executive Officer and President of Armstrong World Industries, Inc. (a manufacturer of interior finishes) from 1994 and President and Chief Executive Officer from 1993 until May 1994. Mr. Lorch is a Director of WPX Energy, Autoliv, Inc., Pfizer Inc. and Masonite Inc., a privately held company. Mr. Lorch was Chairman of the Board of Pfizer Inc. from December 2010 through December 2011 and now serves as its Lead Director.
Mr. Lorch is a member of the Compliance and Risk Committees. He is also a member of the HSBC North America Nominating & Governance Committee since January 2012.
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
Samuel Minzberg, age 63, joined HSBC Finance Corporation's Board in May 2008. He has been a Director of HSBC North America since March 2005 and has served on its Audit and Risk Committees since 2005. Mr. Minzberg has also been a Director of HSBC Bank Nevada, N.A. since July 2011. Mr. Minzberg is a partner with the law firm of Davies Ward Phillips & Vineberg, in Montreal. Mr. Minzberg is currently also Chairman of HSBC Bank Canada and Chairman of its Audit Committee, a Director of Reitmans (Canada) Limited, Quebecor Media Inc. and Richmont Mines Inc., and a Director and past President of the Sir Mortimer B. Davis - Jewish General Hospital Centre Board.
Mr. Minzberg is a member of the Audit and Risk Committees.
Mr. Minzberg's experience as a tax attorney provides a unique expertise in evaluating and advising HSBC Finance Corporation on tax strategies and particularly with respect to transactional matters. As a partner with a firm with a diverse client base, he has had experience with a number of industries with varied considerations in effecting business and tax strategies. As a Canadian, he brings diverse perspectives and knowledge to the Boardroom, which is also relevant for understanding the prior cross-border operations of HSBC Finance Corporation and the continuing broader context of HSBC's global operations, as well as the potential tax and other considerations of potential cross-border initiatives of HSBC Finance Corporation and its affiliates.
Beatriz R. Perez, age 43, joined HSBC Finance Corporation's Board in May 2008. She has served on the Board of HSBC North America since April 2007. Ms. Perez has also been a Director of HSBC Bank Nevada, N.A. since July 2011. Ms. Perez has been employed by Coca-Cola since 1994. She became Chief Sustainability Officer for the North America Division of Coca-Cola as of July 2011. Prior to her current position, Ms. Perez held the positions of Chief Marketing Officer from April 2010 to July 2011, Senior Vice President, Integrated Marketing for the North America Division of Coca-Cola from May 2007 to April 2010 and Vice President, Media, Sports and Entertainment Marketing from 2005 to 2007. From 1996 to 2005, she held the positions of Associate Brand Manager, Classic Coke, Sports Marketing and NASCAR Manager, Vice President of Sports, and Vice President Sports and Entertainment. Ms. Perez is active in the not-for-profit world. Ms. Perez is a member of the Foundation Board of Children's Healthcare of Atlanta and of the Victory Junction Group board. Ms. Perez is also the Chairman of the Grammy Foundation.
Ms. Perez is a member of the Compliance and Risk Committees.

HSBC Finance Corporation

Ms. Perez's leadership roles in the sustainability and marketing functions at Coca-Cola bring a particular knowledge of mass and targeted marketing and sustainability programs that are of value in HSBC's efforts to promote its brand image and in its general product marketing efforts.
Larree M. Renda, age 54, joined HSBC Finance Corporation's Board in September 2001. Since May 2008, she has served as a member of the Board of Directors of HSBC North America. Ms. Renda has also been a Director of HSBC Bank Nevada, N.A. since July 2011. Ms. Renda has been employed by Safeway Inc. since 1974. In August 2010, Ms. Renda was appointed as Executive Vice President of Safeway Inc. and President of Safeway Health Inc. Prior to her current position, she had been Executive Vice President, Chief Strategist and Administrative Officer of Safeway Inc. since November 2005. From 1999 to November 2005, she served as Executive Vice President for Retail Operations, Human Resources, Public Affairs, Labor and Government Relations. Prior to this position, she was a Senior Vice President from 1994 to 1999, and a Vice President from 1991 to 1994. She is also a director and Chairwoman of the Board of The Safeway Foundation and serves on the Board of Directors for Casa Ley, S.A. de C.V. Ms. Renda serves as a Trustee on the National Joint Labor Management Committee. In addition, she serves on the Board of Directors for the California Chamber of Commerce and serves as a National Vice President of the Muscular Dystrophy Association. Ms. Renda is also on the Board of Regents for the University of Portland.
Ms. Renda is a member of the Audit and Risk Committees. She is also a member of the HSBC North America Nominating & Governance Committee since January 2012.
Ms. Renda has 21 years of experience as an executive officer at Safeway Inc. where she has held several roles critical to its operations. Ms. Renda's responsibilities at Safeway Inc. included public affairs, human resources, government relations, strategy, labor relations, philanthropy, corporate social responsibility, cost reduction, re-engineering, health initiatives and communications. Ms. Renda has served on the Board of Directors for HSBC Finance Corporation, which was previously Household International, since September 2001, and, as a result, she is able to provide a historical perspective to the Board of HSBC Finance Corporation.
Executive Officers Information regarding the executive officers of HSBC Finance Corporation as of March 4, 2013 is presented in the following table.

Name	Age	Year Appointed	Present Position
Patrick J. Burke	51	2010	Chief Executive Officer
Michael A. Reeves	50	2010	Executive Vice President and Chief Financial Officer
Patrick A. Cozza	57	2008	Senior Executive Vice President and Regional Head of Insurance
C. Mark Gunton	56	2009	Senior Executive Vice President, Chief Risk Officer
Gary E. Peterson (3/15/2012)	59	2012	Senior Executive Vice President, Chief Compliance Officer
Gregory Zeeman (3/1/2012)	44	2012	Senior Executive Vice President and Chief Operating Officer, USA
Julie A. Davenport	52	2011	Executive Vice President and General Counsel
Eric K. Ferren	39	2010	Executive Vice President and Chief Accounting Officer
Loren C. Klug	52	2012	Executive Vice President, Head of Strategy and Planning
Kathryn Madison	51	2009	Executive Vice President and Chief Servicing Officer, Consumer and Mortgage Lending
Satyabama S. Ravi	45	2009	Executive Vice President and Chief Auditor
Patrick D. Schwartz	55	2008	Executive Vice President and Corporate Secretary
Lisa M. Sodeika	49	2005	Executive Vice President - Corporate Affairs
Patrick J. Burke, Director and Chief Executive Officer of HSBC Finance Corporation. See Directors for Mr. Burke's biography.
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
Patrick A. Cozza, Senior Executive Vice President and Regional Head of Insurance of HSBC Finance Corporation since February 2008. Since July 2010, Mr. Cozza has also been Senior Executive Vice President and Regional Head of Insurance of HSBC USA

HSBC Finance Corporation

Inc. From May 2004 to February 2008 he was Group Executive of HSBC Finance Corporation. Mr. Cozza became President - Refund Lending and Insurance Services in 2002 and Managing Director and Chief Executive Officer - Refund Lending in 2000. Mr. Cozza serves as a board member and Chairman, Chief Executive Officer and President of Household Life Insurance Company of Michigan, Household Life Insurance Company of Delaware, First Central National Life Insurance Company of New York, Household Insurance Group Holding Company, Household of Arizona and HSBC Insurance Company of Delaware, all subsidiaries of HSBC Finance Corporation. He serves on the board of directors of Junior Achievement in New Jersey (Chairman), Cancer Hope Network, Hudson County Chamber of Commerce and The American Bankers Insurance Association.
C. Mark Gunton, Senior Executive Vice President, Chief Risk Officer of HSBC Finance Corporation, HSBC North America and HSBC USA Inc. since January 2009. He is responsible for all Risk functions in North America, including Credit Risk, Operational Risk and Market Risk, as well as the enterprise-wide risk framework. Prior to January 2009, he served as Chief Risk Officer, HSBC Latin America. Mr. Gunton joined HSBC in 1977 and held numerous HSBC risk management positions including: Director of International Credit for Trinkaus and Burkhardt; General Manager of Credit and Risk for Saudi British Bank; and Chief Risk Officer, HSBC Latin America. He also managed a number of risk related projects for HSBC, including the implementation of the Group Basel II risk framework and served on the boards of a number of HSBC Group subsidiaries.
Gary E. Peterson, Senior Executive Vice President, Chief Compliance Officer of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America since July 2012. Mr. Peterson was appointed Senior Executive Vice President, Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer and Chief Compliance Officer in March 2012. Prior to that, Mr. Peterson was Executive Vice President, Anti-Money Laundering Director and Bank Secrecy Act Compliance Officer since October 2010 having been appointed the Acting Anti-Money Laundering Director in August 2010. Mr. Peterson was President of IMAG, the International Management Advisory Group from 1993 to 2010. In 2009, he was appointed as a member of Booz Allen Hamilton's Anti-Terrorist Financing Advisory Committee. Mr. Peterson was formerly Senior Vice President, Chief of Staff, General Counsel and Secretary of Midland Bank plc in the United States from 1980 to 1992.
Gregory T. Zeeman, Senior Executive Vice President and Chief Operating Officer USA of HSBC Finance Corporation, HSBC USA Inc., and HSBC North America since August 2012. From March 2012 to August 2012 he was Executive Vice President and Chief Operating Officer USA of HSBC Finance Corporation, HSBC USA, and HSBC North America. Prior to his current role, Mr. Zeeman served as Executive Vice President, Head of Change Delivery for the Americas since 2011. Mr. Zeeman served as Deputy Chief Executive Officer and Chief Technology Services Officer for HSBC in Singapore from 2009 through 2011 and Chief Servicing Officer for HSBC Consumer and Mortgage Lending from 2006 to 2009. Mr. Zeeman first joined the organization in 1999, where he has served in a wide range of general management and leadership roles, primarily focused on consumer oriented lines of business. Prior to joining the organization, he worked as a strategy consultant at the Boston Consulting Group.
Julie A. Davenport, Executive Vice President and General Counsel HSBC Finance Corporation since April 2011, and General Counsel HSBC Retail Banking and Wealth Management since December 2011. She joined Household International, Inc. in September of 1989. From 1989 to 1997, she held the positions of Counsel and then Senior Counsel in the Household Bank, f.s.b. law department, primarily supporting the Fannie Mae/Freddie Mac residential mortgage business. In 1997, she moved to the Credit Card Services law department where she held the positions of Associate General Counsel and then Deputy General Counsel. In March 2004, she was promoted to the position of General Counsel-Retail Services and after the integration of the Retail Services and Card Services business units in the summer of 2007, she became General Counsel of the combined businesses. In June 2009, she was promoted to the position of Senior Vice President-Group General Counsel leading a team of lawyers supporting the Personal Financial Services, Card and Retail Services, Taxpayer Financial Services and Insurance businesses, as well as the Technology Services function. Effective April 2011, she assumed the positions of General Counsel of HSBC Finance Corporation providing support for Card and Retail Services, Consumer and Mortgage Lending and Insurance and effective December 2011 she assumed the additional role of General Counsel of HSBC's Retail Banking and Wealth Management business.
Eric K. Ferren, Executive Vice President and Chief Accounting Officer of HSBC Finance Corporation, HSBC North America and HSBC USA Inc. since July 2010. Prior to Mr. Ferren's appointment as Chief Accounting Officer, Mr. Ferren was responsible for several accounting areas across HSBC North America and its subsidiaries. Prior to joining HSBC, Mr. Ferren was the Controller for UBS's North American Asset Management business from May 2005 to June 2006. Prior to that, Mr. Ferren was the Controller for Washington Mutual's Home Loans Capital Market's business and several finance roles within the Servicing business from January 2002 through May 2005. Prior to January 2002, Mr. Ferren was a Senior Manager at Ernst & Young LLP in Chicago where he focused on global banking, commercial banking, and securitizations. He is a Certified Public Accountant registered in the United States of America and a member of the American Institute of Certified Public Accountants.
Loren C. Klug,  Executive Vice President, Head of Strategy and Planning of HSBC Finance Corporation, HSBC North America and HSBC USA Inc. since January 2012. He was previously Executive Vice President - Strategy & Planning of HSBC Finance Corporation and of HSBC North America from February 2008 through December 2011. From March 2004 to January 2008, he was Managing Director - Strategy and Development, and concurrently from January 2005 to November 2007 he was responsible

HSBC Finance Corporation

for strategy development and customer group oversight for HSBC Group plc's global consumer finance activities. Mr. Klug joined HSBC Finance Corporation in 1989, and since that time has held a variety of commercial finance and strategy positions. Prior to such time he held positions in commercial real estate and banking.
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
Satyabama S. Ravi, Executive Vice President and Chief Auditor of HSBC Finance Corporation since November 2009. Prior to November 2009 and since joining HSBC Finance Corporation in February 2004, Ms. Ravi has held various positions of increasing responsibility, including a rotation as Head of Professional Practices for HSBC North America. Prior to February 2004, Ms. Ravi was with PricewaterhouseCoopers in the Financial Services Practice for six years. She began her career with Citigroup in India and was in various management positions in the areas of Credit, Loan Operations, Branch Banking and Audit located in India and the U.S. Ms. Ravi is also a Certified Public Accountant.
Patrick D. Schwartz,   Corporate Secretary of HSBC Finance Corporation since September 2007 and Executive Vice President since February 2008. From June 2009 to May 2011 he was also the General Counsel and from May 2004 to June 2009 he was Deputy General Counsel. He served as a senior legal advisor of HSBC North America from February 2004 to May 2011 and has served as its Corporate Secretary since September 2007. Mr. Schwartz has been an Executive Vice President and Secretary of HSBC USA Inc. since May 2008. He has held several different legal titles for HSBC USA Inc. since September 2007, but served as its Secretary continuously since that time. Mr. Schwartz counsels management and the Board of Directors of HSBC Finance Corporation, HSBC USA Inc. and HSBC North America with respect to corporate governance matters. Mr. Schwartz is the Vice-Chairman of the Executive Committee and a member of the Audit Committee and the Personnel and Compensation Committee of the Village Church of Gurnee and has served in such capacities since 2007.
Lisa M. Sodeika,  Executive Vice President - Corporate Affairs of HSBC Finance Corporation since July 2005 and of HSBC North America since June 2005. Ms. Sodeika directs HSBC North America's public affairs, internal communications, public policy and community engagement activities. Since joining HSBC Finance Corporation, Ms. Sodeika has held management positions in the personal financial services businesses including marketing, collections, quality assurance and compliance, underwriting and human resources. Ms. Sodeika served as member and chairperson of the Federal Reserve Board's Consumer Advisory Council from 2005 to 2007. Ms. Sodeika is also a board member of Junior Achievement USA and Big Brothers Big Sisters of Metropolitan Chicago.
Corporate Governance

Board of Directors - Board Structure  The business of HSBC Finance Corporation is managed under the oversight of the Board of Directors, whose principal responsibility is to enhance the long-term value of HSBC Finance Corporation to HSBC. The Board of Directors also provides leadership in the maintenance of prudent and effective controls that enable management to assess and manage risks of the business. The affairs of HSBC Finance Corporation are governed by the Board of Directors, in conformity with the Corporate Governance Standards, in the following ways:

•	providing input and endorsing business strategy formulated by management and HSBC;

•	providing input and approving the annual operating, funding and capital plans and Risk Appetite Statement prepared by management;

•	monitoring the implementation of strategy by management and HSBC Finance Corporation's performance relative to approved operating, funding and capital plans and its risk appetite;

•	reviewing and advising as to the adequacy of the succession plans for the Chief Executive Officer and senior executive management;

•	reviewing and providing input to HSBC concerning evaluation of the Chief Executive Officer's performance;

•	reviewing and approving the Corporate Governance Standards and monitoring compliance with the standards;

•	assessing and monitoring the major risks facing HSBC Finance Corporation consistent with the Board of Director's responsibilities to HSBC; and

HSBC Finance Corporation

•	monitoring the risk management structure designed by management to ensure compliance with applicable law and regulation, HSBC policies, ethical standards and business strategies.
Board of Directors - Committees and Charters The Board of Directors of HSBC Finance Corporation has three standing committees: the Audit Committee, the Compliance Committee and the Risk Committee. The charters of the Audit Committee, the Compliance Committee and the Risk Committee, as well as our Corporate Governance Standards, are available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045, Attention: Corporate Secretary.
Audit Committee The Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	HSBC Finance Corporation's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent auditors.
The Audit Committee is currently comprised of the following independent directors (as defined by our Corporate Governance Standards which are based upon the rules of the New York Stock Exchange (“NYSE”)): Robert K. Herdman (Chair), Phillip D. Ameen, Samuel Minzberg and Larree M. Renda. The Board of Directors has determined that each of these individuals is financially literate. The Board of Directors has also determined that Mr. Herdman qualifies as an “audit committee financial expert.”
Audit Committee Report During the previous year, the Audit Committee met and held discussions with management and KPMG LLP. The Audit Committee reviewed and discussed with management and KPMG LLP the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Audit Committee also discussed with KPMG LLP the matters required to be discussed by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, such communications also included its findings related to internal controls in conjunction with its financial statement audit. The Audit Committee also discussed management's assessment of the effectiveness of internal controls over financial reporting.
KPMG LLP submitted to the Audit Committee the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence. The Audit Committee discussed with KPMG LLP such firm's independence.
Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Audit Committee

Robert K. Herdman (Chair)
Phillip D. Ameen
Samuel Minzberg
Laree M. Rhenda
Compliance Committee The Compliance Committee is responsible, on behalf of the Board of Directors, for monitoring and oversight of:

•	the Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) functions of the Corporation;

•	the corrective actions in the foreclosure processing and loss mitigation functions of the Corporation and to ensure that the Corporation complies with the Federal Reserve Servicing Consent Order; and

•	HSBC Finance Corporation's Compliance function and the development of a strong Compliance culture.
The Compliance Committee is currently comprised of the following Directors: George A. Lorch (Chair), Patrick J. Burke and Beatriz R. Perez.

HSBC Finance Corporation

Risk Committee The Risk Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board with respect to:

•	HSBC Finance Corporation's risk appetite, tolerance and strategy;

•	our systems of risk management and internal control to identify, measure, aggregate, control and report risk;

•	management of capital levels and regulatory ratios, related targets, limits and thresholds, and the composition of our capital;

•	alignment of strategy with our risk appetite, as defined by the Board of Directors; and

•
maintenance and development of a supportive and proactive risk management culture that is appropriately embedded through procedures, training and leadership actions so that all employees are alert to the wider impact on the whole organization of their actions and decisions and appropriately communicate regarding identified risks.

The Risk Committee is currently comprised of the following Directors: Robert K. Herdman (Chair), Phillip D. Ameen, George A. Lorch, Samuel Minzberg, Beatriz R. Perez and Larree M. Renda.
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
The Nominating and Governance Committee also has specified responsibilities with respect to executive officer compensation. See Item 11. Executive Compensation - Compensation Discussion and Analysis - Oversight of Compensation Decisions. The Nominating and Governance Committee is currently comprised of the following Directors: Anthea Disney (Chair), George A. Lorch, Nancy G. Mistretta and Larree M. Renda. Ms. Disney and Ms. Mistretta currently serve as Directors of HSBC North America and HSBC USA. Mr. Lorch and Ms. Renda currently serve as Directors of HSBC North America and HSBC Finance Corporation.
Board of Directors - Director Qualifications HSBC and the Board of Directors believe a Board comprised of members from diverse professional and personal backgrounds who provide a broad spectrum of experience in different fields and expertise best promotes the strategic objectives of HSBC Finance Corporation. HSBC and the Board of Directors evaluate the skills and characteristics of prospective Board members in the context of the current makeup of the Board of Directors. This assessment includes an examination of whether a candidate is independent, as well as consideration of diversity, skills and experience in the context of the needs of the Board of Directors, including experience as a chief executive officer or other senior executive or in fields such as financial services, finance, technology, communications and marketing, and an understanding of and experience in a global business. Although there is no formal written diversity policy, the Board considers a broad range of attributes, including experience, professional and personal backgrounds and skills, to ensure there is a diverse Board. A majority of the non-executive Directors are expected to be active or retired senior executives of large companies, educational institutions, governmental agencies, service providers or non-profit organizations. Advice and recommendations from others, such as executive search firms, may be considered, as the Board of Directors deems appropriate.
The Board of Directors reviews all of these factors, and others considered pertinent by HSBC and the Board of Directors, in the context of an assessment of the perceived needs of the Board of Directors at particular points in time. Consideration of new Board candidates typically involves a series of internal discussions, development of a potential candidate list, review of information concerning candidates, and interviews with selected candidates. Under our Corporate Governance Standards, in the event of a major change in a Director's career position or status, including a change in employer or a significant change in job responsibilities or a change in the Director's status as an “independent director,” the Director is expected to offer to resign. The Chairman of the Board, in consultation with the Chief Executive Officer and senior executive management, will determine whether to present the resignation to the Board of Directors. If presented, the Board of Directors has discretion after consultation with management to either accept or reject the resignation. In addition, the Board of Directors discusses the effectiveness of the Board and its committees on an annual basis, which discussion includes a review of the composition of the Board.

HSBC Finance Corporation

As set forth in our Corporate Governance Standards, while representing the best interests of HSBC and HSBC Finance Corporation, each Director is expected to:

•	promote HSBC's brand values and standards in performing their responsibilities;

•	have the ability to spend the necessary time required to function effectively as a Director;

•	develop and maintain a sound understanding of the strategies, business and senior executive succession planning of HSBC Finance Corporation;

•	carefully study all Board materials and provide active, objective and constructive participation at meetings of the Board and its committees;

•	assist in affirmatively representing HSBC to the world;

•	be available to advise and consult on key organizational changes and to counsel on corporate issues;

•	develop and maintain a good understanding of global economic issues and trends; and

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
Board of Directors - Delegation of Authority The HSBC North America Board of Directors has delegated its powers, authorities and discretion, to the extent they concern the management and day to day operation of the businesses and support functions of HSBC North America and its subsidiaries to a management Executive Committee comprised of senior executives from the businesses and staff functions. Under this authority, the Executive Committee approves and addresses all matters which are of a routine or technical nature and relate to matters in the ordinary course of business. The HSBC Finance Corporation Chief Executive Officer, Chief Risk Officer, Chief Compliance Officer, Chief Operating Officer, Head of Strategy and Planning, Chief Servicing Officer of Consumer and Mortgage Lending, Corporate Secretary and Head of Corporate Affairs are members of the HSBC North America Executive Committee.
The objective of the Executive Committee is to maintain a reporting and control structure in which all of the line operations of HSBC North America and all its subsidiaries, including HSBC Finance Corporation, are accountable to individual members of the Executive Committee who report to the HSBC North America Chief Executive Officer, who in turn reports to the HSBC Chief Executive Officer.
Board of Directors - Risk Oversight by Board HSBC Finance Corporation has a comprehensive risk management framework designed to ensure all risks, including credit, liquidity, interest rate, market, operational, reputational and strategic risk, are appropriately identified, measured, monitored, controlled and reported. The risk management function oversees, directs and integrates the various risk-related functions, processes, policies, initiatives and information systems into a coherent and consistent risk management framework. Our risk management policies are primarily implemented in accordance with the practices and limits by the HSBC Group Management Board. Oversight of all risks specific to HSBC Finance Corporation commences with the Board of Directors, which has delegated principal responsibility for a number of these matters to the Audit Committee, the Risk Committee and the Compliance Committee.
Audit Committee The Audit Committee has responsibility for oversight of and advice to the Board of Directors on matters relating to financial reporting and for oversight of internal controls over financial reporting. As set forth in our Audit Committee charter, the Audit Committee is responsible, on behalf of the Board of Directors, for oversight and advice to the Board of Directors with respect to:

•	the integrity of HSBC Finance Corporation's financial reporting processes and effective systems of internal controls relating to financial reporting;

•	HSBC Finance Corporation's compliance with legal and regulatory requirements that may have a material impact on our financial statements; and

•	the qualifications, independence, performance and remuneration of HSBC Finance Corporation's independent auditors.
The Audit Committee also has the responsibility, power, direction and authority to receive regular reports from the Internal Audit Department concerning major findings of internal audits and to review the periodic reports from the Internal Audit Department

HSBC Finance Corporation

that include an assessment of the adequacy and effectiveness of HSBC Finance Corporation's processes for controlling activities and managing risks.
Risk Committee  As set forth in our Risk Committee charter, the Risk Committee has the responsibility, power, direction and authority to:

•
receive regular reports from the Chief Risk Officer that enable the Risk Committee to assess the risks involved in the business and how risks are monitored and controlled by management and to give explicit focus to current and forward-looking aspects of risk exposure which may require an assessment of our vulnerability to previously unknown or unidentified risks;

•	review and discuss with the Chief Risk Officer the adequacy and effectiveness of our internal control and risk management framework in relation to our strategic objectives and related reporting;

•	oversee and advise the Board of Directors on all high-level risks;

•	approve with HSBC the appointment and replacement of the Chief Risk Officer (who also serves as the North America Regional Chief Risk Officer for HSBC);

•	review and approve the annual key objectives and performance review of the Chief Risk Officer;

•	seek appropriate assurance as to the Chief Risk Officer's authority, access, independence and reporting lines;

•	review the effectiveness of our internal control and risk management framework and whether management has discharged its duty to maintain an effective internal control system;

•	consider the risks associated with proposed strategic acquisitions or dispositions;

•
receive regular reports from HSBC Finance Corporation's Asset Liability Management Committee (“ALCO”) in order to assess major financial risk exposures and the steps management has taken to monitor and control such exposures;

•
review with senior management and, as appropriate, approve, guidelines and policies to govern the process for assessing and managing various risk topics, including litigation risk and reputational risk; and

•	oversee the continuing maintenance and enhancement of a strong enterprise-wide risk management culture.
At each quarterly Risk Committee meeting, the Chief Risk Officer makes a presentation to the committee reviewing key and emerging risks for HSBC Finance Corporation, which may include operational and internal controls, market, credit, information security, capital management, liquidity and litigation. In addition, the head of each Risk functional area is available to provide the Risk Committee a review of particular potential risks to HSBC Finance Corporation and management's plan for mitigating these risks.
In 2011, the HSBC Finance Corporation Risk Management Committee was combined with the HSBC North America Holdings Inc. Risk Management Committee (the “Risk Management Committee”), which provides strategic and tactical direction to risk management functions throughout HSBC North America, including HSBC Finance Corporation, focusing on: credit, funding and liquidity, capital, market, operational, security, fraud, reputational and compliance risks. The Risk Management Committee is comprised of the function heads of each of these areas, as well as other control functions within the organization. The Chief Risk Officer of HSBC North America is the Chair of this committee. On an annual basis, the HSBC North America and HSBC Finance Corporation Boards review the Risk Management Committee's charter and framework. The HSBC North America Holdings Inc. Operational Risk & Internal Control Committee (the “ORIC Committee”) and the HSBC Finance Corporation Disclosure Committee report to the Risk Management Committee and, together with the ALCO, define the risk appetite, policies and limits; monitor excessive exposures, trends and effectiveness of risk management; and promulgate a suitable risk management culture, focused within the parameters of their specific areas of risk.
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
Compliance Committee As set forth in our Compliance Committee charter, the Compliance Committee has the responsibility, power, direction and authority to:

•	receive regular reports from management on plans to strengthen our compliance risk management practices;

•	oversee the continuing maintenance and enhancement of a strong compliance culture;

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

•	review the budget, plan, changes in plan, activities, organization and qualifications of the Compliance Department as necessary or advisable in the Committee's judgment;

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
In support of these responsibilities, HSBC Finance Corporation maintains an Executive Compliance Steering Committee, which is a management committee established to provide overall strategic direction and oversight to significant HSBC Finance Corporation compliance issues. Patrick Burke, the Chief Executive Officer and a Director, is the Chair of this committee, the membership of which also includes the heads of our business segments, our Chief Compliance Officer and senior management of our Compliance, Legal and other control functions. The Executive Compliance Steering Committee reports to both the Compliance Committee of the Board of Directors and the HSBC North America Executive Compliance Steering Committee, which serves a similar role for HSBC North America. This committee defines deliverables, provides ongoing direction to project teams, approves all regulatory submissions and prepares materials for presentation to the Board of Directors. The Project Steering Committee also provides oversight to individual project managers, compliance subject matter experts, and external consultants to ensure any regulatory requested deliverables are met.
For further discussion of risk management generally, see the “Risk Management” section of the MD&A.
Section 16(a) Beneficial Ownership Reporting Compliance  Section 16(a) of the Exchange Act, as amended, requires certain of our Directors, executive officers and any persons who own more than 10 percent of a registered class of our equity securities to report their initial ownership and any subsequent change to the SEC and the NYSE. With respect to the issue of HSBC Finance Corporation preferred stock outstanding, we reviewed copies of all reports furnished to us and obtained written representations from our Directors and executive officers that no other reports were required. Based solely on a review of copies of such forms furnished to us and written representations from the applicable Directors and executive officers, all required reports of changes in beneficial ownership were filed on a timely basis for the 2012 fiscal year.
Code of Ethics  HSBC Finance Corporation has adopted a Code of Ethics that is applicable to its chief executive officer, chief financial officer, chief accounting officer and controller, which Code of Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K. HSBC North America also has a general code of ethics applicable to all U.S. employees, including employees of HSBC Finance Corporation, which is referred to as its Statement of Business Principles and Code of Ethics. That

HSBC Finance Corporation

document is available on our website at www.us.hsbc.com or upon written request made to HSBC Finance Corporation, 26525 North Riverwoods Boulevard, Suite 100, Mettawa, Illinois 60045, Attention: Corporate Secretary.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis
The following compensation discussion and analysis (the “2012 CD&A”) summarizes the principles, objectives and factors considered in evaluating and determining the compensation of HSBC Finance Corporation's executive officers in 2012. Specific compensation information relating to HSBC Finance Corporation's Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executives is contained in this portion of the Form 10-K. Collectively, these officers are referred to as the Named Executive Officers (“NEOs”).
Oversight of Compensation Decisions
Remuneration Committee The Board of Directors of HSBC Holdings plc (“HSBC”) has a Remuneration Committee (“REMCO”) which meets regularly to consider terms and conditions of employment, remuneration and retirement benefits. With authority delegated by the HSBC Board, REMCO is responsible for approving the remuneration policy of HSBC, including the terms of variable pay plans, share plans and other long-term incentive plans worldwide. In this role, REMCO is also responsible for approving the individual remuneration packages for the most senior HSBC executives, generally those having an impact on HSBC's risk profile and those in position of significant influence (“senior executives”).
The members of REMCO during 2012 are the following non-executive directors of HSBC: J L Thornton (Chairman), J D Coombe, and W S H Laidlaw and G. Morgan (retired as a director on May 25, 2012). As an indirect wholly owned subsidiary of HSBC, HSBC Finance Corporation is subject to the remuneration policy established by HSBC, and the Chief Executive Officer of HSBC Finance Corporation is one of the senior executives whose compensation is reviewed and approved by REMCO.
Delegation of Authority from Remuneration Committee The remuneration of executives who are not “senior executives” within the broader view of HSBC is determined by HSBC executives who have the authority delegated to them by REMCO to endorse remuneration (up to pre-determined levels of compensation and levels of management that vary by level of delegated authority). At the highest level, REMCO delegates this authority to the HSBC Group Chief Executive, Stuart T. Gulliver (“Mr. Gulliver”). Within his powers, Mr. Gulliver further delegated this authority regionally to approve pay packages to Irene M. Dorner (“Ms. Dorner”), who as HSBC North America's (“ HNAH”) Chief Executive Officer had authority and oversight recommendation responsibility for HSBC North America and its subsidiaries. In a similar manner, Mr. Patrick J. Burke (“Mr. Burke”), as HSBC Finance Corporation's Chief Executive Officer, received delegated authority for approval over executive remuneration from Ms. Dorner. Remuneration decisions can be further delegated to other relevant authorities within HSBC, as appropriate, depending on their level of responsibility and the scope of their role. Those with delegated authority to approve remuneration for executives do so after consultation with HSBC's Group Managing Director of Human Resources as well as with the relevant heads of global business segments or heads of global staff functions, such as Finance or Compliance.
Board of Directors; HSBC North America Nominating and Governance Committee The Board of Directors reviewed and made recommendations concerning proposed 2012 performance assessments and variable pay compensation award proposals for the Chief Executive Officer, direct reports to the Chief Executive Officer and certain other Covered Employees (“Covered Employees”), inclusive of the NEOs. The Board of Directors also reviewed fixed pay recommendations for 2013 for the NEOs and had the opportunity to recommend changes before awards were finalized.
The Nominating and Governance Committee of HSBC North America (the “HNAH Nominating and Governance Committee”) performed certain responsibilities related to oversight and endorsements of compensation for 2012 performance with respect to HSBC North America and its subsidiaries. The duties of the HNAH Nominating and Governance Committee, among others, include: i) reviewing the corporate governance framework to ensure that best practices are maintained and relevant stakeholders are effectively represented, ii) overseeing the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making discretionary variable pay compensation recommendations, iii) making recommendations concerning proposed performance assessments and discretionary variable pay compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling discretionary variable pay compensation previously awarded, and iv) reviewing the coverage and competitiveness of employee pension and retirement plans and general benefits. The recommendations related to employee compensation are incorporated into the submissions to

HSBC Finance Corporation

REMCO, or to Mr. Gulliver, Ms. Dorner and Mr. Burke, in instances where REMCO has delegated remuneration authority. During the fourth quarter of 2012 and in January 2013, the HNAH Nominating and Governance Committee reviewed the enhanced risk assessment measures with respect to risks taken and risk outcomes in connection with the performance review process and compensation recommendations for senior executives for 2012 performance. During the first quarter of 2013, the HNAH Nominating and Governance Committee reviewed the final risk evidencing statements that are required of all U.S. business units and functions to support 2012 variable pay recommendations for Covered Employees.
Compensation and Performance Management Governance Committee In 2010, HSBC North America established the Compensation and Performance Management Governance Committee (“CPMG Committee”). The CPMG Committee was created to provide a more systematic approach to incentive compensation governance and ensure the involvement of the appropriate levels of leadership in a comprehensive view of compensation practices and associated risks. The members of the CPMG Committee are senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, Human Resources and Corporate Secretary. The CPMG Committee has responsibility for oversight of compensation for Covered Employees; approves the list of Covered Employees and their mandatory performance scorecard objectives; reviews compensation and recommendations related to regulatory and audit findings; performs incentive plan reviews; may review guaranteed bonuses and buyouts of bonuses and equity grants; and can make recommendations to reduce or cancel previous grants of incentive compensation based on actual results and risk outcomes. The CPMG Committee can make its recommendations to the HNAH Nominating and Governance Committee, REMCO, Mr. Gulliver, Ms. Dorner or Mr. Burke, depending on the nature of the recommendation or the delegation of authority for making final decisions. The CPMG Committee held eight formal meetings in 2012, as well as two formal meetings during the first quarter of 2013.
Objectives of HSBC Finance Corporation's Compensation Program A global reward strategy for HSBC, as approved by REMCO, is utilized by HSBC Finance Corporation. The usage of a global reward strategy promotes a uniform compensation philosophy throughout HSBC, common standards and practices throughout HSBC's global operations, and a particular framework for REMCO to use in carrying out its responsibilities. The reward strategy includes the following elements:

•
A focus on total compensation (fixed pay and annual discretionary variable pay) with the level of annual discretionary variable pay (namely, cash, deferred cash and the value of long-term equity incentives) differentiated by performance;

•	An assessment of reward with reference to clear and relevant objectives set within a performance scorecard framework;
Our most senior executives, including Messrs. Burke, C. Mark Gunton (“Mr. Gunton”), Michael A. Reeves (“Mr. Reeves”), Gary E. Peterson (“Mr. Peterson”), and Ms. Kathryn Madison ("Ms. Madison") set objectives using a performance scorecard framework. Under a performance scorecard framework, objectives are separated into two categories, financial objectives and non-financial objectives, and the weighting between categories varies by executive. The performance scorecard also requires an assessment of the executive's adherence to HSBC values and behaviors consistent with managing a sound financial institution. Specific objectives required of all Covered Employees include targets relating to Compliance, Internal Audit and general risk and internal control measures.
In performance scorecards, certain objectives have quantitative standards that may include meeting designated financial performance targets for the company or the executive's respective business unit and increasing employee engagement metrics. Qualitative objectives may include key strategic business initiatives or projects for the executive's respective business unit. Quantitative and qualitative objectives only provide some guidance with respect to 2012 compensation. However, in keeping with HSBC's reward strategy, discretion played a considerable role in establishing the annual discretionary variable pay awards for HSBC Finance Corporation's senior executives;

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

•
A total compensation package (fixed pay, annual discretionary variable pay, and other benefits) that is competitive in relation to comparable organizations in respective markets in which HSBC operates.

Internal Equity HSBC Finance Corporation's executive officer compensation is analyzed internally at the direction of HSBC's Group Managing Director of Human Resources with a view to align treatment globally and across business segments and functions,

HSBC Finance Corporation

taking into consideration individual responsibilities, size and scale of the businesses the executives lead, and contributions of each executive, along with geography and local labor markets. These factors are then calibrated for business and individual performance within the context of their business environment against their respective Comparator Group, as detailed herein.
Link to Company Performance HSBC's compensation plans are designed to motivate its executives to improve the overall performance and profitability of HSBC as well as the specific region, unit or function to which they are assigned. HSBC seeks to offer competitive fixed pay with a significant portion of discretionary variable pay compensation components determined by measuring overall performance of the executive, his or her respective business unit, legal entity and HSBC overall. The discretionary annual variable pay awards are based on individual and business performance, as more fully described under Elements of Compensation - Annual Discretionary Variable Pay Awards. Common objectives for the NEOs included: improvement in cost efficiency; execution of transformation projects, enhancement of control environment, mitigation of risk and compliance to regulatory and HSBC standards. Each NEO also had other individual objectives specific to his or her role.
We have a strong orientation to use variable pay to reward performance. Consequently, variable pay makes up a significant proportion of total compensation, while maintaining an appropriate balance between fixed and variable elements. Actual compensation paid will increase or decrease based on the executive's individual performance, including business results and the management of risk within his or her responsibilities.
As the determination of the variable pay awards relative to 2012 performance considered the overall satisfaction of objectives that could not be evaluated until the end of 2012, the final determination on 2012 total compensation was not made until February 2013. To make that evaluation, Mr. Gulliver, Ms. Dorner and Mr. Burke received reports from management concerning satisfaction of 2012 corporate, business unit and individual objectives.
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
In 2012, REMCO retained Towers Watson to provide REMCO with market trend information for use during the annual pay review process and advise REMCO as to the competitive position of HSBC's total direct compensation levels in relation to the Comparator Group. Towers Watson provided competitive positions on the highest level executives in HSBC, including Messrs. Burke and Peterson. Comparative competitor information was provided to Mr. Gulliver to evaluate the competitiveness of proposed executive compensation.
The primary Comparator Group consists of our global peers with comparable business operations located within U.S. borders. A secondary Comparator Group was also used which consisted of U.S.-based peers with comparable business operations. These organizations are publicly held companies that compete with HSBC for business, customers and executive talent and are broadly similar in size and international scope. The Comparator Group is reviewed annually with the assistance of Towers Watson. The Comparator Group for 2012 consisted of:

Global Peers
Bank of America	JPMorgan Chase
Barclays	Santander
BNP Paribas	Standard Chartered
Citigroup	UBS
Deutsche Bank
The aggregate fee paid to Towers Watson for services provided to HSBC was $484,567, of which $17,553 was apportioned to HSBC Finance Corporation. Separately, the management of HSBC North America retained Towers Watson to perform non-executive compensation consulting services. In 2012, the aggregate fee paid to Towers Watson by HSBC North America for these other services was $1,960,015.
The total compensation review for Messrs. Reeves and Gunton, and Ms. Madison included comparative competitor information based on broader financial services industry data and general industry data that was compiled from compensation surveys prepared by consulting firm McLagan Partners Inc. (“McLagan”). The aggregate fee paid to McLagan for executive compensation consulting services by HSBC North America was $55,143 and for non-executive consulting services was $48,150. Additionally, HSBC paid $606,113 to McLagan for fees related to compensation surveys used globally.

HSBC Finance Corporation

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
Fixed Pay Fixed pay helps HSBC attract and retain executive talent because it provides a degree of financial certainty and is less subject to risk than most other pay elements. In establishing individual fixed pay levels, consideration is given to market pay, as well as the specific responsibilities and experience of the NEO. Fixed Pay is reviewed annually and may be adjusted based on performance and changes in the competitive market. Consideration is given to compensation paid for similar positions at Comparator Group companies, particularly at the median level. Other factors such as specific job responsibilities, length of time in current position, pay history, internal equity, and retention concerns influence the final fixed pay recommendations for individual executives. Fixed pay increases proposed by senior management are prioritized towards high performing employees and those who have demonstrated rapid development. Additionally, consideration is given to maintaining an appropriate ratio between fixed pay and variable pay as components of total compensation.
Annual Discretionary Variable Pay Awards Annual discretionary variable pay (“variable pay”) awards vary from year to year and are offered as part of the total compensation package to motivate and reward strong performance. Superior performance is encouraged by placing a part of the executive's total compensation at risk. In the event certain quantitative or qualitative performance goals are not met, cash awards may be reduced or not paid at all. Variable pay awards may be granted as cash, deferred cash, and long-term equity incentive awards. Employees will become fully entitled to deferred cash over a three year vesting period.
Long-term equity incentive awards may be made in the form of stock options, restricted shares, and restricted share units (“RSUs”). The purpose of equity-based compensation is to help HSBC attract and retain outstanding employees and to promote the growth and success of HSBC Finance Corporation's business over a period of time by aligning the financial interests of these employees with those of HSBC's shareholders.
Historically, (prior to the merger with HSBC in 2003), Household equity awards were primarily made in the form of stock options and restricted stock rights. The stock options typically vested in three, four or five equal installments, subject to continued employment and expire ten years from the grant date. No stock options have been granted to executive officers after 2004.
In 2005, HSBC shifted its equity-based compensation awards to restricted shares with a time vesting condition, in lieu of stock options. Starting in 2009, RSUs have been awarded as the long-term equity incentive component of variable discretionary pay. The restricted shares and RSUs granted consist of a number of shares to which the employee will become fully entitled, generally over a three year vesting period. The restricted shares and RSUs granted by HSBC also carry rights to dividend equivalents which are paid or accrue on all underlying share or share unit awards at the same rate paid to ordinary shareholders.
Following shareholder approval of the HSBC Share Plan 2011, HSBC introduced a new form of long-term equity incentive awards for senior executives under the Group Performance Share Plan (“GPSP”). Grants under the GPSP aim to achieve alignment between the interests of participants and the interests of shareholders and to encourage participants to deliver sustainable long-term business performance. Grants under the GPSP are approved by REMCO, by considering performance delivered prior to the date of grant against a pre-determined scorecard. Performance measures on the scorecard are reviewed annually and for 2012 composed of 60 percent financial measures, such as return on equity, capital efficiency ratio, capital strength and dividends, and 40 percent non-financial measures, including strategy execution, brand equity, compliance, reputation and people. Grants under the GPSP comprise a number of shares to which the employee will become fully entitled, over a five year vesting period, subject to continued employment with HSBC. Shares which are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC.
In July 2011, HNAH requested and received approval for a supplemental incentive plan (“SIP”) to provide financial incentive to key employees in four targeted business areas who are responsible for executing HSBC's business strategy. As of end of December 2012, HNAH has granted approximately 650 awards under the SIP program. Incentive awards are delivered in the form of Performance Based Restricted Share Units (“PBRSU”) with metrics consistent with the business strategy. The award amounts for executives, management and specialists vary by individual criticality and/or time required to maintain and liquidate the consumer and mortgage loan portfolio. Key performance indicators, specific to each business scenario and measured over the corresponding performance period (12 to 36 months), will determine award payout. Demonstrated performance which meets or exceeds specified levels will result in full vesting of the PBRSUs at the conclusion of the performance period. Demonstrated performance which partially meets (i.e. threshold performance, employment during performance period) desired levels will result in partial vesting of the PBRSUs awarded; the unvested PBRSUs will lapse. All participating employees are required to maintain an individual

HSBC Finance Corporation

performance rating of strong or higher throughout the duration of their respective performance period against the performance scorecard objectives.
REMCO consider and decide the grant of long term equity awards and consider the individual executive's performance and goal achievement as well as the total compensation package when determining the allocation. While share dilution is not a primary factor in determining award amounts, there are limits to the number of shares that can be issued under HSBC equity-based compensation programs. These limits, more fully described in the various HSBC Share Plans, were established by vote of HSBC's shareholders.
Perquisites HSBC Finance Corporation's philosophy is to provide perquisites that are intended to help executives be more productive and efficient or to protect HSBC Finance Corporation and its executives from certain business risks and potential threats. Our review of competitive market data indicates that the perquisites provided to executives are reasonable and within market practice. Perquisites are generally not a significant component of compensation, except as described below.
Mr. Gunton participated in general benefits available to executives of HSBC Finance Corporation and certain additional benefits and perquisites available to executives on international assignments. Compensation packages for international assignees are modeled to be competitive globally and within the country of assignment and attractive to the executive in relation to the significant commitment that must be made in connection with a global posting. The additional benefits and perquisites may be significant when compared to other compensation received by other executive officers of HSBC Finance Corporation and can consist of housing expenses, children's education costs, car allowances, travel expenses and tax equalization. These benefits and perquisites are, however, consistent with those paid to similarly-situated international assignees subject to appointment to HSBC locations globally and are deemed appropriate by HSBC senior management. Perquisites are further described in the Summary Compensation Table.
Retirement Benefits HSBC North America offered a qualified defined benefit pension plan under which HSBC Finance Corporation executives could participate and receive a benefit equal to that provided to all eligible employees of HSBC Finance Corporation with similar dates of hire. Effective January 1, 2013, this pension plan was frozen such that future contributions ceased under the Cash Balance formula, the plan closed to new participants and employees no longer accrue any future benefits. HSBC North America also maintains a qualified defined contribution plan with a 401(k) feature and company matching contributions. Executives and certain other highly compensated employees can elect to participate in a non-qualified deferred compensation plan, in which such employees can elect to defer the receipt of earned compensation to a future date. HSBC Finance Corporation does not pay any above-market or preferential interest in connection with deferred amounts. As international assignee, Mr. Gunton is accruing pension benefits under foreign-based defined benefit plans. Additional information concerning these plans is contained in the Pension Benefits Table.
Performance Year 2012 Compensation Actions HSBC and HSBC Finance Corporation aim to have a reward policy that adheres to the governance initiatives of all relevant regulatory bodies and appropriately considers the risks associated with elements of total compensation.
Levels of fixed pay were reviewed and management determined that, in some instances, the market did warrant adjustments to the fixed pay of NEOs. Effective March 19, 2012, Mr. Reeves received a fixed pay increase from $330,008 to $346,500 and Ms. Madison received a fixed pay increase from $425,000 to $500,000. Mr. Peterson also received a fixed pay increase from $400,000 to $650,000 effective March 14, 2012 upon his appointment as Chief Compliance Officer.
Although HSBC Finance Corporation continues to face difficult business conditions, financial performance in 2012 has improved relative to prior year period (profit before taxes when excluding the fair value option on owned debt). There were few significant one-off transactions, and strategy review announcements which have impacted our results. During the first half of 2012, we completed the sale of U.S. Card and Retail Services (“CRS”) business to Capital One. Additionally, we announced that upon completion of a strategic review of our Insurance business we have decided to exit the manufacturing of all insurance products through the sale of our interest in substantially all of our insurance subsidiaries. We also announced designating our Consumer and Mortgage Lending's Non-Real Estate portfolio receivables and a pool of our Real Estate portfolio receivables as "held for sale." With completed sale of the CRS business and continued progress in executing the other announced initiatives we are making significant progress in liquidating the HSBC Finance Corporation's operations so to align HSBC's U.S. operations with the announced strategy. We believe the strength of our strategic objectives and the direction of our executive officers are united to support and protect HSBC's interests and that of HSBC's shareholders. Variable pay awards for HSBC Finance Corporation were approved to be awarded to all of the NEOs.
Variable pay awarded to most employees in respect of 2012 performance is subject to deferral requirements under the HSBC Group Minimum Deferral Policy, which requires 10% to 50% of variable pay be awarded in the form of RSUs for HSBC Holdings plc ordinary shares that are subject to a three year vesting period. The deferral percentage increases in a graduated manner in relation to the amount of total variable pay awarded.

HSBC Finance Corporation

Mr. Burke, however, is subject to a different set of deferral requirements because he is designated as Code Staff (“Code Staff”), as defined by the United Kingdom's Financial Services Authority (“FSA”) Remuneration Code (“the Code”). HSBC Finance Corporation, as a subsidiary of HSBC, must have remuneration practices for executive officers that comply with the Code, which requires firms to identify Code Staff employees. Code Staff are defined as all employees that have a material impact on the firm's risk profile, including individuals who perform significant influence functions for a firm, executives, senior managers, and risk takers, as defined by the Code.
Variable pay awarded to Code Staff in respect of 2012 performance is subject to different deferral rates than other employees under the HSBC Group Minimum Deferral Policy. Variable pay awards in excess of $750,000 are subject to a 60% deferral rate, and variable pay awards below $750,000 are subject to 40% deferral rate. Deferral rates are applied to the total variable pay award (excluding the GPSP award amounts, if any, which are fully deferred). The deferral amounts are split equally between deferred cash and deferred RSUs. Thirty-three percent (33%) of the deferred cash and deferred RSUs vest on each of the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. RSUs are subject to an additional six-month retention period upon becoming vested, with provision made for the release of shares as required to meet associated income tax obligations. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. Amounts not deferred are also split equally between non-deferred cash and non-deferred share awards. Non-deferred share awards granted are immediately vested, yet subject to a six-month retention period with a provision made for the release of shares as required to meet associated tax obligations. Non-deferred cash awarded for 2012 performance will be paid on March 22, 2013. Deferred cash, deferred RSUs, and non-deferred shares will be granted on March 11, 2013.
Mr. Burke was identified as Code Staff during 2012, and he also holds the title of Group General Manager. For Mr. Burke, the vesting of the deferred cash and deferred RSUs was different than those typically awarded to Code Staff. In 2012, HSBC Finance Corporation and HSBC entered into a deferred prosecution with the United States Department of Justice in connection with failure to have effective anti-money laundering controls in place. Related to this agreement, executives holding the title of Group General Manager or higher in 2012 have their deferred cash and deferred RSUs granted for performance in 2012 vest five years after the grant date. Additionally, deferred RSUs granted to Mr. Burke are not subject to an additional six-month retention period upon becoming vested. The proportions of his total variable pay award split between deferred cash, deferred share award, non-deferred cash and non-deferred share award are still consistent with other Code Staff.
Mr. Burke's variable pay award for performance in 2012 is $1,556,588. As Code Staff, his variable pay award was paid in the following components: He received GPSP award of $280,000. The deferred portion of his variable pay consists of $382,976 in deferred cash and $382,976 in deferred RSUs. Mr. Burke's remaining variable pay award is delivered in equal parts non-deferred cash ($255,318) and immediately-vested shares ($255,318).
Messrs. Reeves, Gunton and Peterson and Ms. Madison are not recognized as Code Staff employees and are not subject to the deferral rates applicable only to Code Staff. Under the HSBC Group Minimum Deferral Policy applicable to those not recognized as Code Staff, Messrs. Reeves, Gunton and Peterson, and Ms. Madison each will receive 20%, 35%, 35% and 30% respectively, in RSUs as a percent of their total variable pay award for performance in 2012. Messrs. Revees, Gunton, and Peterson and Ms. Madison did not receive GPSP awards.
The following table summarizes the compensation decisions made with respect to the NEOs for the 2011 and 2012 performance years. The table below differs from the Summary Compensation Table because we determine equity award amounts after the performance year concludes, while SEC rules require that the Summary Compensation Table include equity compensation in the year granted. Also, the Summary Compensation Table includes changes in pension value and non-qualified deferred compensation earnings and other elements of compensation as part of total compensation and those amounts are not shown in the table below.

HSBC Finance Corporation

	Fixed Pay		Annual Discretionary Variable Cash(1)		Long-term Equity Incentive Award(2)		Total Compensation		Year over Year % Change
	2011	2012	2011	2012	2011	2012	2011	2012
Patrick J. Burke Chief Executive Officer	$688,885	$700,000	$825,000	$638,294	$1,175,000	$918,294	$2,688,885	$2,256,588	(16)%
Michael A. Reeves(5) Executive Vice President, Chief Financial Officer	$330,008	$342,694	$240,000	$200,880	$310,000	$50,220	$880,008	$593,794	(33)%
C. Mark Gunton(3) Senior Executive Vice President and Chief Risk Officer	$523,144	$513,843	$446,550	$362,700	$240,450	$195,300	$1,210,144	$1,071,843	(11)%
Kathryn Madison Executive Vice President and Chief Servicing Officer	N/A	$482,692	N/A	$341,775	N/A	$146,475	N/A	$970,942	—
Gary E. Peterson(4) Senior Executive Vice President, Chief Compliance Officer	N/A	$595,192	N/A	$392,925	N/A	$211,575	N/A	$1,199,692	—

(1)	Annual Discretionary Variable Cash amount pertains to the performance year indicated and is paid in the first quarter of the subsequent calendar year. Amounts include cash and deferred cash.

(2)
Long-term Equity Incentive Award amount pertains to the performance year indicated and is typically awarded in the first quarter of the subsequent calendar year. For example, the Long-term Equity Incentive Award indicated above for 2012 is earned in performance year 2012 but will be granted in March 2013. However, as required in the Summary Compensation Table, the grant date fair market value of equity granted in March 2012 is disclosed for the 2012 fiscal year under the column of Stock Awards in that table. The grant date fair value of equity granted in March 2013 will be disclosed for the under the column of Stock Awards in the Summary Compensation Table reported for the 2013 fiscal year. Amounts include immediately-vested shares, deferred RSUs and GPSP awards.

(3)
In his role as Chief Risk Officer of HSBC North America, Mr. Gunton has risk oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2012 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Gunton for his role as Senior Executive Vice President, Chief Risk Officer for all three companies. Mr. Gunton has also been disclosed as an NEO in the HSBC USA Form 10-K for the year ended December 31, 2012.

(4)
In his role as Chief Compliance Officer of HSBC North America, Mr. Peterson has compliance oversight over HSBC Finance Corporation, as well as HSBC USA. Amounts discussed within the 2012 CD&A and the accompanying executive compensation tables represent the full compensation paid to Mr. Peterson for his role as Senior Executive Vice President, Chief Compliance Officer for all three companies.

(5)
2011 Long-term Equity Incentive amount for Mr. Reeves includes a special award of $250,000, paid entirely in shares (RSUs), in recognition of NEOs critical contributions to sale of Credit Card business. This award is paid in addition to variable pay delivered in deferred RSUs ($60,000), and follows the same vesting schedule.

Compensation-Related Policies
Reduction or Cancellation of Deferred Cash and Long-Term Equity Incentive Awards, including “Clawbacks” REMCO has the discretion to reduce or cancel all unvested awards under HSBC share plans granted after January 1, 2010, including RSUs, deferred cash, and any accrued dividends on unvested awards. Circumstances that may prompt such action by REMCO include, but are not limited to: participant conduct considered to be detrimental or bringing the business into disrepute; evidence that past performance was materially worse than originally understood; prior financial statements are materially restated, corrected or amended; and evidence that the employee or the employee's business unit engaged in improper or inadequate risk analysis or failed to raise related concerns.
REMCO will assess the seriousness of the circumstances to determine the award reduction, up to a cancellation of the award. Factors considered in the assessment can include the degree of individual responsibility and the proximity of individuals to the event leading to a clawback; the magnitude or the financial impact of the event; the extent of the internal mechanisms failed; circumstances pointing to control weaknesses or poor performance; and whether the financial impact of the circumstances can be adequately covered by adjustments to the variable pay awards in the year in which the circumstance is discovered. The awards that may be reduced are not limited to unvested awards granted in the year in which the clawback event occurred, and all unvested awards are available for application of a clawback.
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
If during the 18 month period following a change in control of HSBC Finance Corporation his employment is terminated due to a “qualifying termination” (which includes a termination other than for “cause” or disability, or resignation by such person for “good reason”), he will be entitled to receive a cash payment consisting of:

•	A pro rata annual bonus through the date of termination, based on the highest of the annual bonuses payable during the three years preceding the year in which the termination occurs;

•	A payment equal to 1.5 times the sum of the applicable base salary and highest annual bonus; and

•	A payment equal to the value of 18 months of additional employer contributions under HSBC North America's tax-qualified and supplemental defined contribution plans.
In addition, upon a qualifying termination following a change in control, Mr. Burke will be entitled to continue welfare benefit coverage for 18 months after the date of termination, 18 months of additional age and service credit under HSBC North America's tax-qualified and supplemental defined benefit retirement plans, and outplacement services. If any amounts or benefits received under the employment protection agreement or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code, an additional payment will be made to restore such person to the after-tax position in which he would have been if the excise tax had not been imposed. However, if a small reduction in the amount payable would render the excise tax inapplicable, then this reduction will be made instead.
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
Compensation Committee Interlocks and Insider Participation As described in the 2012 CD&A, HSBC Finance Corporation is subject to the remuneration policy established by REMCO and the delegations of authority with respect to executive officer compensation described above under “Oversight of Compensation Decisions.”
Compensation Committee Report HSBC Finance Corporation does not have a Compensation Committee. While the HSBC North America Board of Directors and HSBC Finance Corporation Board of Directors were presented with information on proposed compensation for performance in 2012, the final decisions regarding remuneration policies and executive officer awards were made by REMCO or by Mr. Gulliver, Ms. Dorner or Mr. Burke where REMCO has delegated final decisions. We, the members of the Board of Directors of HSBC Finance Corporation, have reviewed the 2012 CD&A and discussed it with management, and have been advised that management of HSBC has reviewed the 2012 CD&A and believes it accurately reflects the policies and practices applicable to HSBC Finance Corporation executive compensation in 2011. HSBC Finance Corporation senior management has advised us that they believe the 2012 CD&A should be included in this Annual Report on Form 10-K. Based

HSBC Finance Corporation

upon the information available to us, we have no reason to believe that the 2012 CD&A should not be included in this Annual Report on Form 10-K and therefore recommend that it should be included.
Board of Directors of HSBC Finance Corporation
Phillip D. Ameen
Patrick J. Burke
Robert K. Herdman
George A. Lorch
Samuel Minzberg
Beatriz R. Perez
Larree M. Renda
Executive Compensation The following tables and narrative text discuss the compensation awarded to, earned by or paid as of December 31, 2012 to (i) Mr. Patrick J. Burke who served as HSBC Finance Corporation's Chief Executive Officer, (ii) Mr. Michael A. Reeves, who served as HSBC Finance Corporation's Chief Financial Officer: and (iii) the next three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer) who were serving as executive officers as of December 31, 2012.

HSBC Finance Corporation

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings(3)	All Other Compensation(4)	Total
Patrick J. Burke	2012	$700,000	$638,294	$1,175,000	$—	$—	$877,143	$83,597	$3,474,034
Chief Executive Officer	2011	$688,885	$825,000	$825,000	$—	$—	$1,881,648	$103,220	$4,323,753
	2010	$503,077	$750,000	$387,500	$—	$—	$381,761	$88,245	$2,110,583
Michael A. Reeves	2012	$342,694	$200,880	$310,000	$—	$—	$279,899	$15,000	$1,148,473
Executive Vice President, Chief	2011	$330,008	$240,000	$66,000	$—	$—	$219,106	$15,462	$870,576
Chief Financial Officer	2010	$330,008	$264,000	$75,000	$—	$—	$295,614	$15,600	$980,222
C. Mark Gunton(5)	2012	$513,843	$362,700	$240,450	$—	$—	$860,445	$813,436	$2,381,382
Senior Executive Vice	2011	$523,144	$446,550	$227,500	—	—	$268,826	$540,587	$2,184,618
President, Chief Risk Officer	2010	$514,157	$422,500	$300,000	$—	$—	$159,083	$797,513	$2,193,253
Kathryn Madison(6)	2012	$482,692	$341,775	$650,000	$—	$—	$613,438	$15,000	$2,102,905
Executive Vice President, Chief Servicing Officer
Gary E. Peterson(5)(6)	2012	$595,192	$392,925	$120,000	$—	$—	$8,161	$288,269	$1,404,548
Senior Executive Vice President, Chief Compliance Officer

(1)
The amounts disclosed in 2012 are related to 2012 performance but paid in 2013. In the case of Mr. Burke amount includes portion granted in the form of deferred cash as disclosed under Performance Year 2012 Compensation Actions. Mr. Burke will become fully entitled to the deferred cash over a three year vesting period, and during the period, the deferred cash will be credited with a notional rate of return equal to the annual dividend yield of HSBC Holdings plc shares over the period.

(2)
Reflects the aggregate grant date fair value of awards granted during the year. The grants are subject to various time vesting conditions as disclosed in the footnotes to the Outstanding Equity Awards at Fiscal Year End Table. Dividend equivalents, in the form of cash and additional shares, are paid on all underlying shares and restricted share units at the same rate as dividends paid on shares of HSBC Holding plc.

(3)
The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), the HSBC - North America Non-Qualified Deferred Compensation Plan (“NQDCP”), the Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) and the HSBC International Staff Retirement Benefit Scheme (Jersey) (“ISRBS”) are described under Savings and Pension Plans.

Increase in values by plan for each participant are: Mr. Burke - $207,767 (Pension Plan), $669,376 (SRIP); Mr. Reeves - $137,127 (Pension Plan), $96,413 (SRIP) $46,359 (NQDCP); Mr. Gunton - $860,445 (ISRBS); Ms. Madison - $215,482 (Pension Plan), $397,956 (SRIP); Mr. Peterson - $8,161 (Pension Plan). The amount reflected for Mr. Gunton for 2011 has been adjusted from the previously disclosed value.

(4)
Components of All Other Compensation are disclosed in the aggregate. All Other Compensation includes perquisites and other personal benefits received by each Named Executive Officer, such as financial planning, expatriate benefits and car allowance to the extent such perquisites and other personal benefits exceeded $10,000 in 2012. The value of perquisites provided to Mr. Reeves and Ms. Madison did not exceed $10,000. The following itemizes perquisites and other benefits for each named executive officer who received perquisites and other benefits in excess of $10,000: Executive Travel Allowances for Mr. Gunton in amount of $66,280; Foreign/Temporary Housing Allowance and Utilities for Messrs. Burke, Gunton and Peterson were $30,397, $127,375, and $273,269 respectively; Relocation Assistance for Messrs. Burke in amount of $37,183; Tax Equalization resulted in net payments to Messrs. Burke and Gunton of $1,018 and $489,367 respectively; Mortgage Subsidies for Mr. Gunton in amount of $13,336; Children's Education Allowance for Mr. Gunton in amount of $67,451; Executive Physical and Medical Expenses for Mr. Gunton in amount of $2,981; Financial Planning and/or Executive Tax Services for Mr. Gunton in amount of $1,236.

All Other Compensation also includes HSBC Finance Corporation's contribution for the named executive officer's participation in the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”) in 2012, as follows: Messrs. Burke, Reeves and Peterson, and Ms. Madison each had a contribution of $15,000. Mr. Gunton had a company contribution in the HSBC International Retirement Benefit Plan (“IRBP”) for International Managers in amount of $45,410. The value of Mr. Gunton's company contribution in the IRBP was calculated using an exchange rate from GBP to U.S. dollars of 1.6163. TRIP and IRBP are described under Savings and Pension Plans - Deferred Compensation Plans.

(5)
Amounts shown for Messrs. Gunton and Peterson represent the compensation earned in connection with their respective service to HSBC Finance Corporation, as well as for HSBC USA. Mr. Gunton have also been disclosed as Named Executive Officers in the HSBC USA Form 10-K for year ended 2012.

(6)
This table only reflects those officers who were Named Executive Officers for the particular referenced years above. Accordingly, Ms. Madison and Mr. Peterson were not Named Executive Officers in the years 2010 and 2011, so the table only reflects their compensation in fiscal year 2012.

HSBC Finance Corporation

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Grant		Thres-hold	Target	Maxi-mum	Thres-hold	Target	Maxi-mum
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Patrick J. Burke	3/12/2012	(1)							56,199			$495,000
Chief Executive Officer	3/12/2012	(2)							37,466			$330,000
	3/12/2012	(3)							39,736			$350,000
	3/12/2012	(4)		$495,000
Michael A. Reeves	3/12/2012	(5)							6,812			$60,000
Executive Vice President, Chief Financial Officer	3/30/2012	(6)							28,819			$250,000
C. Mark Gunton	3/12/2012	(5)							27,299			$24,450
Senior Executive Vice President, Chief Risk Officer
Kathryn Madison	3/12/2012	(5)							17,030			$150,000
Executive Vice President, Chief Servicing Officer	8/31/2012	(7)							57,710			500,000
Gary E. Peterson	3/12/2012	(5)							13,624			$120,000
Senior Executive Vice President, Chief Compliance Officer

(1)
Reflects grant of RSUs, which vests thirty-three percent (33%) on the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. Upon vesting, RSUs are subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(2)
Reflects grant of immediately-vested shares, yet subject to an additional six-month retention period, with provision made for the release of shares as required to meet associated income tax obligations. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(3)
Reflects grant of GPSP awards, which vests one-hundred percent (100%) on March 12, 2017. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(4)
Reflects grant of deferred cash, which vests thirty-three percent (33%) on the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. At the end of the vesting period, deferred cash is credited with a notional rate of return equal to the annual dividend yield of HSBC Holdings plc. shares over the period.

(5)
Reflects grant of RSUs, which vest thirty-three percent (33%) on the first and second anniversaries of the grant date, and thirty-four percent (34%) on the third anniversary of the grant date. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 12, 2012 of GBP 5.569 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5816.

(6)
Reflects grant of RSUs, which vest thirty-three percent (33%) on March 12, 2013, thirty-three percent (33%) on March 12, 2014, and thirty-four percent (34%) on March 12, 2015. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on March 30, 2012 of GBP 5.47 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.591.

(7)
Reflects grant of PBRSU award, granted under SIP plan as described under Annual Discretionary Variable Pay Awards. This award vests one-hundred percent (100%) on December 31, 2014, upon satisfying specified performance conditions. The total grant date fair value is based on 100% of the fair market value of the underlying HSBC ordinary shares on August 31, 2012 of GBP 5.479 and converted into U.S. dollars using the GBP exchange rate as of the date of grant which was 1.5813.

HSBC Finance Corporation

Outstanding Equity Awards At Fiscal Year-End Table

				Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Patrick J. Burke	68,852	(2)			GBP 7.9606	11/3/2013	14,144	(3)	$147,887
Chief Executive Officer	68,852	(2)			GBP 7.2181	4/30/2014	52,626	(4)	$550,249
							8,246	(5)	$86,219
							41,578	(6)	$434,733
							58,803	(7)	$614,835
Michael A. Reeves							2,737	(3)	$28,618
Executive Vice President and							4,631	(4)	$48,421
Chief Financial Officer							7,127	(7)	$74,519
							29,698	(7)	$310,518
C. Mark Gunton							10,952	(3)	$114,512
Senior Executive Vice President and							15,963	(4)	$166,907
Chief Operating Officer							28,564	(7)	$298,661
Kathryn Madison	41,770	(2)			GBP 7.9606	11/3/2013	4,380	(3)	$45,797
Executive Vice President and	45,902	(2)			GBP 7.2181	4/30/2014	10,525	(4)	$110,048
Chief Servicing Officer							17,819	(7)	$186,313
							63,775	(8)	$666,821
							58,238	(9)	$608,927
Gary E. Peterson							14,255	(7)	$149,048
Senior Executive Vice President and
Chief Compliance Officer

(1)	The HSBC share market value of the shares on December 31, 2012 was GBP 6.469 and the exchange rate from GBP to U.S. dollars was 1.6163.

(2)
Reflects fully vested options adjusted for the HSBC share rights issue completed in April 2009. During the rights issue, HSBC raised capital by offering the opportunity to purchase new shares at a fixed price to all qualifying shareholders on the basis of five new shares for every twelve existing shares. The number of unvested restricted shares and restricted share units held by employees was automatically increased, without any action required on the part of employees, in an effort to not disadvantage employees by the rights issue. Similarly, the number of unexercised stock options held by employees was automatically increased and a corresponding decrease was made in the option exercise price, without any action required on the part of employees and such that the employee will pay the same total amount to exercise the adjusted stock option award as before the rights issue. The adjustments to stock options, restricted shares and restricted share units were made based on a formula that HSBC's auditors, KPMG, confirmed was fair and reasonable.

(3)	Thirty-three percent (33%) of this award vested on February 28, 2011, thirty-three percent (33%) vested on February 27, 2012, and thirty-four percent (34%) will vest on February 25, 2013.

(4)	Thirty-three percent (33%) of this award vested on March 15, 2012, thirty-three percent (33%) will vest on March 15, 2013, and thirty-four percent (34%) will vest on March 17, 2014.

(5)	This award will vest in full on March 15, 2016.

(6)	This award will vest in full on March 12, 2017.

(7)	Thirty-three percent (33%) of this award will vest on March 12, 2013, thirty-three percent (33%) will vest on March 12, 2014, and thirty-four percent (34%) will vest on March 12, 2015.

HSBC Finance Corporation

(8)	This award will vest in full on August 14, 2013.

(9)	This award will vest in full on December 31, 2014.

Option Exercises and Stock Vested Table

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)(2)		Value Realized on Exercise (#)(1)	Number of Shares Acquired on Vesting (#)(2)		Value Realized on Vesting ($)(1)
Patrick J. Burke	23,023	(3)	$8,881	166,122	(4)	$1,463,209
Chief Executive Officer
Michael A. Reeves				29,629	(5)	$259,987
Executive Vice President and Chief Financial Officer
C. Mark Gunton				35,817	(6)	$318,691
Senior Executive Vice President and Chief Risk Officer
Kathryn Madison				49,076	(7)	$425,971
Executive Vice President and Chief Servicing Officer
Gary E. Peterson(8)
Senior Executive Vice President and Chief Compliance Officer

(1)	Value realized on exercise or vesting uses the GBP fair market value on the date of exercise / release and the exchange rate from GBP to USD on the date of settlement.

(2)	Includes the exercise of options/release of shares adjusted for the HSBC share rights issue completed in April 2009.

(3)	Reflects exercise of options granted on November 20, 2002.

(4)
Includes the release of 59,693 shares granted on March 2, 2009, release of 12,009 shares granted on June 30, 2009, release of 37,466 shares granted on March 12, 2012, partial release of 37,321 shares granted on March 1, 2010, and partial release of 71,913 shares granted on March 15, 2011.

(5)	Includes the release of 19,284 shares granted on March 2, 2009, partial release of 7,223 shares granted on March 1, 2010, and partial release of 6,328 shares granted on March 15, 2011.

(6)	Includes the release of 13,852 shares granted on March 2, 2009, the partial release of 28,894 shares granted on March 1, 2010, and the partial release of 21,813 shares granted on March 15, 2011.

(7)
Includes the release of 22,687 shares granted on March 2, 2009, release of 9,536 shares granted on August 3, 2009, partial release of 11,557 shares granted on March 1, 2010, and partial release of 14,382 shares granted on March 15, 2011.

(8)	Mr. Peterson did not exercise options nor had any share releases in 2012.

HSBC Finance Corporation

Pension Benefits

Name	Plan Name(1)	Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)(2)		Payments During Last Fiscal Year ($)
Patrick J. Burke(3)	Pension Plan-Household	23.8		$1,059,344		$—
Chief Executive Officer	SRIP-Household	21.8		$3,545,308		$—
Michael A. Reeves	Pension Plan-Household	19.7		$642,897		$—
Executive Vice President and Chief Financial Officer	SRIP-Household	17.7		$503,905		$—
C. Mark Gunton	ISRBS	34.0		$4,426,084	(4)	$—
Senior Executive Vice President and Chief Risk Officer						$—
Kathryn Madison(5)	Pension Plan-Household	24.1		$1,080,094		$—
Executive Vice President and Chief Servicing Officer	SRIP-Household	22.1		$2,117,205
Gary E. Peterson(6)	Pension Plan	17.0	(7)	$31,385		$—
Senior Executive Vice President and Chief Compliance Officer

(1)	Plan described under Savings and Pension Plans.

(2)	Value of benefit at normal retirement age (or current year, if later). Calculations as of December 31, 2012.

(3)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,175,091 (Pension Plan) and $4,058,579 (SRIP).

(4)	The amounts were converted into USD from GBP utililizing the exchange rate of 1.6163 at December 31, 2012.

(5)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $1,195,802 (Pension Plan) and $2,430,365 (SRIP).

(6)	Value of age 65 benefit. Participant is also eligible for an immediate early retirement benefit with a value of $34,383 (Pension Plan).

(7)	Number of years credit service for Mr. Peterson includes 15 years earned while employed by Midland Bank, which was acquired by HSBC in 1992.
Savings and Pension Plans
Pension Plan The HSBC - North America (U.S.) Pension Plan (“Pension Plan”), formerly known as the HSBC - North America (U.S.) Retirement Income Plan, is a non-contributory, defined benefit pension plan for employees of HSBC North America and its U.S. subsidiaries who are at least 21 years of age with one year of service and not part of a collective bargaining unit. Benefits are determined under a number of different formulas that vary based on year of hire and employer. As further described in Note 22, “Pension and Other Postretirement Benefits” in the accompanying consolidated financial statements, effective January 1, 2013, the Pension Plan was frozen such that future contributions ceased under the Cash Balance formula and the Pension Plan closed to new participants and employees no longer accrue any future benefits under the Pension Plan. Effective January 1, 2011, no benefits presently were earned under any of the legacy formulas of the Pension Plan. However, the Legacy Household Formula (New) was amended in 2011 to provide an Adjusted Benefit Formula to all participants who were actively employed by of HSBC North America and its U.S. subsidiaries at any time in 2011 and did not meet the requirements for early retirement eligibility upon their termination of employment. The Adjusted Benefit Formula accelerated the service proration component of the Legacy Household benefit calculation that previously would have occurred only upon satisfying the age and service requirements for early retirement eligibility. This change was made to ensure full compliance with applicable regulations and eliminate the need to complete annual testing of early retirement benefits.
Supplemental Retirement Income Plan (SRIP) The Supplemental HSBC Finance Corporation Retirement Income Plan (“SRIP”) is a non-qualified defined benefit retirement plan that is designed to provide benefits that are precluded from being paid to legacy Household employees by the Pension Plan due to legal constraints applicable to all qualified plans. SRIP benefits are calculated without regard to these limits but are reduced effective January 1, 2008, for compensation deferred to the HSBC - North America Non-Qualified Deferred Compensation Plan (“NQDCP”). The resulting benefit is then reduced by the value of qualified benefits payable by the Pension Plan so that there is no duplication of payments. Benefits are paid in a lump sum to executives covered by

HSBC Finance Corporation

a Household or Account Based Formula between July and December in the calendar year following the year of termination. No additional benefits accrued under SRIP after December 31, 2010.
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
Account Based Formula:  Applies to executives who were hired by Household after December 31, 1999. It also applies to executives who were hired by HSBC Bank USA after December 31, 1996 and became participants in the Pension Plan on January 1, 2005, or were hired by HSBC after March 28, 2003. The formula provides for a notional account that accumulates 2% of annual fixed pay for each calendar year of employment. For this purpose, compensation includes total fixed pay and cash incentives as paid (effective January 1, 2008, compensation is reduced by any amount deferred under the NQDCP). At the end of each calendar year, interest is credited on the notional account using the value of the account at the beginning of the year. The interest rate is based on the lesser of average yields for 10-year and 30-year Treasury bonds during September of the preceding calendar year. The notional account is payable at termination of employment for any reason after three years of service although payment may be deferred to age 65.
Provisions Applicable to All Formulas:  The amount of compensation used to determine benefits is subject to an annual maximum that varies by calendar year. The limit for 2012 is $250,000. The limit for years after 2012 will increase from time-to-time as specified by IRS regulations. Benefits are payable as a life annuity, or for married participants, a reduced life annuity with 50% continued to a surviving spouse. Participants (with spousal consent, if married) may choose from a variety of other optional forms of payment, which are all designed to be equivalent in value if paid over an average lifetime. Retired executives covered by a Legacy Household or Account Based Formula may elect a lump sum form of payment (spousal consent is required for married executives).

HSBC Finance Corporation

HSBC International Staff Retirement Benefits Scheme (Jersey) (ISRBS) The HSBC International Staff Retirement Benefits Scheme (Jersey) (“ISRBS”) is a defined benefit plan maintained for certain international managers. Each member must contribute five percent of his fixed pay to the plan during his service, but each member who has completed 20 years of service or who enters the senior management or general management sections during his service shall contribute 6 2/3 percent of his salary. In addition, a member may make voluntary contributions, but the total of voluntary and mandatory contributions cannot exceed 15 percent of his total compensation. Upon leaving service, the value of the member's voluntary contribution fund, if any, shall be commuted for a retirement benefit.
The annual pension payable at normal retirement is 1/480 of the member's final fixed pay for each completed month in the executive section, 1.25/480 of his final fixed pay for each completed month in the senior management section, and 1.50/480 of his final fixed pay for each completed month in the general management section. A member's normal retirement date is the first day of the month coincident with or next following his 53rd birthday. Payments may be deferred or suspended but not beyond age 75.
If a member leaves before normal retirement with at least 15 years of service, he will receive a pension which is reduced by 0.25 percent for each complete month by which termination precedes normal retirement. If he terminates with at least 5 years of service, he will receive an immediate lump sum equivalent of his reduced pension.
If a member dies before age 53 while he is still accruing benefits in the ISRBS then both a lump sum and a widow's pension will be payable immediately.
The lump sum payable would be the cash sum equivalent of the member's Anticipated Pension, where the Anticipated Pension is the notional pension to which the member would have been entitled if he had continued in service until age 53, computed on the assumption that his final fixed pay remains unaltered. In addition, where applicable, the member's voluntary contributions fund will be paid as a lump sum.
In general, the widow's pension payable would be equal to one half of the member's Anticipated Pension. As well as this, where applicable, a children's allowance is payable on the death of the Member equal to 25% of the amount of the widow's pension.
If the member retires before age 53 on the grounds of infirmity he will be entitled to a pension as from the date of his leaving service equal to his Anticipated Pension, where Anticipated Pension has the same definition as in the previous section.
Present Value of Accumulated Benefits
For the Account Based formula:  The value of the notional account balances currently available on December 31, 2012.
For other formulas:  The present value of the benefit payable at assumed retirement using interest and mortality assumptions consistent with those used for financial reporting purposes under SFAS 87 with respect to the company's audited financial statements for the period ending December 31, 2012. However, no discount has been assumed for separation prior to retirement due to death, disability or termination of employment. Further, the amount of the benefit so valued is the portion of the benefit at assumed retirement that has accrued in proportion to service earned on December 31, 2012.
Deferred Compensation Plans
Tax Reduction Investment Plan:  HSBC North America maintains the HSBC - North America (U.S.) Tax Reduction Investment Plan (“TRIP”), which is a deferred profit-sharing and savings plan for its eligible employees. With certain exceptions, a U.S. employee who has been employed for 30 days and who is not part of a collective bargaining unit may contribute into TRIP, on a pre-tax and after-tax basis (after-tax contributions are limited to employees classified as non-highly compensated), up to 40 percent of the participant's cash compensation (subject to a maximum annual pre-tax contribution by a participant of $17,000 for 2012 (plus an additional $5,500 catch-up contribution for participants age 50 and over for 2012), as adjusted for cost of living increases, and certain other limitations imposed by the Internal Revenue Code) and invest such contributions in separate equity or income funds.
If the employee has been employed for at least one year, HSBC Finance Corporation contributes three percent of compensation each pay period on behalf of each participant who contributes one percent and matches any additional participant contributions up to four percent of compensation. However, matching contributions will not exceed six percent of a participant's compensation if the participant contributes four percent or more of compensation. The plan provides for immediate vesting of all contributions. With certain exceptions, a participant's after-tax contributions that have not been matched by us can be withdrawn at any time. Both our matching contributions made prior to 1999 and the participant's after-tax contributions that have been matched may be withdrawn after five years of participation in the plan. A participant's pre-tax contributions and our matching contributions after 1998 may not be withdrawn except for an immediate financial hardship, upon termination of employment, or after attaining age 59½. Participants may borrow from their TRIP accounts under certain circumstances.

HSBC Finance Corporation

Supplemental Tax Reduction Investment Plan:  HSBC North America also maintains the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”), which is an unfunded plan for eligible employees of HSBC Finance Corporation and its participating subsidiaries who are legacy Household employees and whose compensation exceeded limits imposed by the Internal Revenue Code. Beginning January 1, 2008, STRIP participants received a 6% contribution for such excess compensation, reduced by any amount deferred under the NQDCP, invested in STRIP through a credit to a bookkeeping account maintained by us which deems such contributions to be invested in equity or income funds selected by the participant. Employer contributions to STRIP participants terminated on December 31, 2010.
Non-Qualified Deferred Compensation Plan:  HSBC North America maintains the NQDCP for the highly compensated employees in the organization, including executives of HSBC Finance Corporation. Certain NEOs are eligible to contribute up to 80 percent of their fixed pay and/or cash variable pay in any plan year. Participants are required to make an irrevocable election with regard to the percentage of compensation to be deferred and the timing and manner of future payout. Two types of distributions are permitted under the plan, either a scheduled in-service withdrawal, which must be scheduled at least 2 years after the end of the plan year in which the deferral is made, or payment upon termination of employment. For either the scheduled in-service withdrawal or payment upon termination, the participant may elect either a lump sum payment or, if the participant has over 10 years of service, installment payments over 10 years. Due to the unfunded nature of the plan, participant elections are deemed investments whose gains or losses are calculated by reference to actual earnings of the investment choices. In order to provide the participants with the maximum amount of protection under an unfunded plan, a Rabbi Trust has been established where the participant contributions are segregated from the general assets of HSBC Finance Corporation. The Investment Committee for the plan endeavors to invest the contributions in a manner consistent with the participant's deemed elections, reducing the likelihood of an underfunded plan.
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
Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans

Name	Executive Contributions in 2012(1)	Employer Contributions in 2012 (2)	Aggregate Earnings in 2012	Aggregate Withdrawals/ Distributions in 2012	Aggregate Balance at 12/31/2012(3)
Patrick J. Burke	$—	$—	$52,624	$—	$381,848
Chief Executive Officer
Michael A. Reeves	$—	$—	$48,582	$—	$642,355
Executive Vice President and Chief Financial Officer
C. Mark Gunton	$32,436	$45,410	$5,384	N/A	$245,875
Senior Executive Vice President and Chief Risk Officer
Kathryn Madison	$—	$—	$7,852	$—	$259,510
Executive Vice President and Chief Servicing Officer
Gary E. Peterson	N/A	N/A	N/A	N/A	N/A
Senior Executive Vice President and Chief Compliance Officer

(1)
For Mr. Gunton, amount reflects contributions under the International Retirement Benefit Plan (“IRBP”) for International Managers, converted from GBP to USD using the exchange rate of 1.6163 as of December 31, 2012. The IRBP for International Managers are described under Savings and Pension Plans.

(2)	For Mr. Gunton, amount reflects employer contributions under the IRBP for International Managers, converted from GBP to USD using the exchange rate of 1.6163 as of December 31, 2012.

(3)
For Messrs. Burke, Reeves and Ms. Madison the aggregate balance includes their respective balances under the Supplemental HSBC Finance Corporation Tax Reduction Investment Plan (“STRIP”). For Mr. Reeves the aggregate balance also includes his balance under the HSBC-North America Non-Qualified Deferred Compensation Plan (“NQDCP”). For Mr. Gunton his respective aggregate balance reflects his balance under the IRBP. Both the NQDCP and the STRIP are described under Savings and Pension Plans.

Potential Payments Upon Termination Or Change-In-Control The following tables describe the payments that HSBC Finance Corporation would be required to make as of December 31, 2012 to each of Messrs. Burke, Reeves, Gunton and Peterson, and

HSBC Finance Corporation

Ms. Madison as a result of their termination, retirement, disability or death or a change in control of the company as of that date. These amounts shown are in addition to those generally available to salaried employees, such as disability benefits, accrued vacation pay and COBRA continuation coverage. The specific circumstances that would trigger such payments are identified, and the terms of such payments are defined under the HSBC North America (U.S.) Severance Pay Plan and the particular terms of deferred cash awards and long-term equity incentive awards.
Patrick J. Burke

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Cash Compensation
Fixed Pay						$619,231	(1)						$1,050,000	(2)
Variable Pay													$5,000,000	(2)
Long-term Incentive Awards
Deferred Cash		$495,000	(3)	$495,000	(3)	$495,000	(3)		$495,000	(3)	$495,000	(3)	$495,000	(3)
Restricted Stock/Units		$1,833,924	(4)	$1,833,924	(4)	$1,833,924	(4)		$1,833,924	(4)	$1,833,924	(4)	$1,833,924	(4)
Benefits and Perquisites
Defined Contribution Retirement Benefit													$22,500	(5)
Welfare Benefit Coverage													$26,661	(6)
Defined Benefit Retirement Benefit													$1,413,053	(7)
Outplacement Services													$7,400

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Burke would receive 46 weeks of his current fixed pay upon separation from the company.

(2)
Refer to the description of Mr. Burke's employment protection agreement. Mr. Burke will be entitled to receive a pro rata annual variable pay through the date of termination, based on the highest of the annual variable pay payable during the three years proceeding the year in which the termination occurs; and a payment equal to 1.5 times the sum of the applicable fixed pay and highest annual variable pay.

(3)	This amount represents a full vesting of the outstanding deferred cash assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012.

(4)
This amount represents a full vesting of the outstanding restricted stock units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

(5)	Mr. Burke's employment protection agreement provides 18 months of additional employer contributions under HSBC North America's tax-qualified plan.

(6)
Mr. Burke's employment protection agreement provides continued welfare benefit coverage for 18 months after the date of termination. The value of this coverage is calculated based on the COBRA rates applicable to Mr. Burke's current coverage election and assumes termination due to change in control occurred on December 31, 2012.

(7)
Mr. Burke's employment protection agreement provides an additional 18 months of age and service credit under HSBC North America's supplemental defined benefit retirement plan. The present value of this benefit was determined by HSBC Finance Corporation's actuaries to be $1,413,053.

HSBC Finance Corporation

Michael A. Reeves

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$253,212	(1)
Restricted Stock/Units		$462,075	(2)	$462,075	(2)	$462,075	(2)		$462,075	(2)	$462,075	(2)	$462,075	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Reeves would receive 38 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted stock units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

C. Mark Gunton

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin- ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay
Restricted Stock/Units		$580,080	(1)	$580,080	(1)	$580,080	(1)		$580,080	(1)	$580,080	(1)	$580,080	(1)

(1)
This amount represents a full vesting of the outstanding restricted stock units assuming “good leaver” status is granted by REMCO and termination date of December 31, 2012, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

Kathryn Madison

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin-ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$461,538	(1)
Restricted Stock/Units		$342,157	(2)	$342,157	(2)	$342,157	(2)		$342,157	(2)	$342,157	(2)	$342,157	(2)
Performance Based Restricted Stock Units		$621,902	(3)	$621,902	(3)	$621,902	(3)		$621,902	(3)	$621,902	(3)	$621,902	(3)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Ms. Madison would receive 48 weeks of her current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted stock units, granted as deferred portion of the annual discretionary variable pay, assuming “good leaver” status is granted by REMCO and termination date of December 31, 2012, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

(3)
This amount reflects partial vesting of the performance based restricted stock units granted under SIP plan, as described under Annual Discretionary Variable Pay Awards. The amount was calculated assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

HSBC Finance Corporation

Gary E. Peterson

Executive Benefits and Payments Upon Termination	Voluntary Termination	Disability		Normal Retirement		Involuntary Not for Cause Termin-ation		For Cause Termination	Voluntary for Good Reason Termination		Death		Change in Control Termination
Fixed Pay						$325,000	(1)
Restricted Stock/Units		$149,048	(2)	$149,048	(2)	$149,048	(2)		$149,048	(2)	$149,048	(2)	$149,048	(2)

(1)	Under the terms of the HSBC - North America (U.S.) Severance Pay Plan, Mr. Peterson would receive 26 weeks of his current fixed pay upon separation from the company.

(2)
This amount represents a full vesting of the outstanding restricted stock units assuming “good leaver” status is granted by REMCO and a termination date of December 31, 2012, and is calculated using the closing price of HSBC ordinary shares and exchange rate on December 31, 2012.

Director Compensation The following table and narrative footnotes discuss the compensation earned by our Non-Executive Directors in 2012. As an Executive Director, Mr. Burke received no additional compensation for service on the Board of Directors in 2012.
The table below outlines the annual compensation program for Non-Executive Directors for 2012. Amounts are pro-rated based on dates of service for newly appointed Non-Executive Directors.

Annualized Compensation Rates for Non-Executive Directors Related to Service on the Board of Directors and Committees for HSBC Finance Corporation and HSBC North America
Board Retainer
HSBC North America	$105,000
HSBC Finance Corporation	$105,000
Audit Committee
Audit Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Audit Committee Member for HSBC North America and HBSC Finance Corporation	$20,000
Risk Committee
Risk Committee Chair for HSBC North America, HBSC USA and HSBC Finance Corporation	$80,000
Risk Committee Member for HSBC North America and HBSC Finance Corporation	$20,000
Compliance Committee
Compliance Committee Chair for HSBC Finance Corporation	$80,000
Compliance Committee Member for HSBC North America and HSBC Finance Corporation	$50,000
Nominating Committee
Nominating Committee Member for HSBC North America	$20,000
Grandfathered Amount
George A. Lorch	$65,000

HSBC Finance Corporation

The 2012 total compensation of our Non-Executive Directors in their capacities as directors of HSBC North America and HSBC Finance Corporation, and in the case of Mr. Herdman, also as the director of HSBC USA, is shown in the following table:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Phillip D. Ameen	$187,500	$—	$—	$1,772	$1,843	$191,115
Robert K. Herdman	$475,000	$—	$—	$—	$154	$475,154
George A. Lorch	$395,000	$—	$—	$149,455	$1,843	$546,298
Samuel Minzberg	$250,000	$—	$—	$—	$1,843	$251,843
Beatriz R. Perez	$280,000	$—	$—	$—	$1,843	$281,843
Larree M. Renda	$270,000	$—	$—	$467	$1,843	$272,310

(1)	Represents aggregate compensation for service on Board of Directors and Committees HSBC North America, HSBC Finance Corporation and, in the case of Mr. Herdman, HSBC USA.
Fees paid to Mr. Ameen include the following amounts for 2012: $78,750 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $5,000 for membership on the HSBC North America Audit Committee, and $10,000 for membership on the HSBC Finance Corporation Audit Committee; $5,000 for membership on the HSBC North America Risk Committee, and $10,000 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Mr. Herdman include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America, HSBC Finance Corporation and HSBC USA boards; $26,667 for serving as Chair of each of the Audit Committees of HSBC North America, HSBC Finance Corporation and HSBC USA; and $26,667 for serving as Chair of each of the Risk Committees of HSBC North America, HSBC Finance Corporation and HSBC USA.
Fees paid to Mr. Lorch include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $80,000 for serving as Chair of the Compliance Committee for HSBC Finance Corporation; $20,000 for membership on the HSBC North America Nominating Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee; and $65,000 in grandfathered fees related to his level of compensation in 2007.
Fees paid to Mr. Minzberg include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $6,667 for membership on the HSBC North America Audit Committee, and $13,333 for membership on the HSBC Finance Corporation Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Ms. Perez include the following amounts for 2012: $105,000 annual cash retainer for membership on each of the HSBC North America and HSBC Finance Corporation boards; $16,667 for membership on the HSBC North America Compliance Committee, and $33,333 for membership on the HSBC Finance Corporation Compliance Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.
Fees paid to Ms. Renda include the following amounts for 2012: $105,000 annual cash retainer for membership on HSBC North America and HSBC Finance Corporation boards; $20,000 for membership on the Nominating Committee for HSBC North America; $6,667 for membership on the HSBC North America Audit Committee, and $13,333 for membership on the HSBC Finance Corporation Audit Committee; $6,667 for membership on the HSBC North America Risk Committee, and $13,333 for membership on the HSBC Finance Corporation Risk Committee.

(2)	HSBC Finance Corporation does not grant stock awards or stock options to its Non-Executive Directors.
Prior to the merger with HSBC, Non-Executive Directors could elect to receive all or a portion of their cash compensation in shares of common stock of Household International, Inc., defer it under the Deferred Fee Plan for Directors or purchase options to acquire common stock. Under the Deferred Fee Plan, Directors were permitted to invest their deferred compensation in either units of phantom shares of the common stock of HSBC Finance Corporation (then called Household International, Inc.), with dividends credited toward additional stock units, or cash, with interest credited at a market rate set under the plan. Prior to 1995, HSBC Finance Corporation offered a Directors' Retirement Income Plan where the present value of each Director's accrued benefit was deposited into the Deferred Phantom Stock Plan for Directors. Under the Deferred Phantom Stock Plan, Directors with less than ten years of service received 750 phantom shares of common stock of Household International, Inc. annually during the first ten years of service as a Director. In January 1997, the Board eliminated this and all future Director retirement benefits. All payouts to Directors earned under the Deferred Phantom Stock Plan will be made only

HSBC Finance Corporation

when a Director leaves the Board due to death, retirement or resignation and will be paid in HSBC ordinary shares either in a lump sum or in installments as selected by the Director. Following the acquisition, all rights to receive common stock of Household International, Inc. under both plans described above were converted into rights to receive HSBC ordinary shares. In May 2004, when the plans were rolled into the HSBC North America Directors Non-Qualified Deferred Compensation Plan, those rights were revised into rights to receive American Depository Shares in HSBC ordinary shares, each of which represents five ordinary shares. No new shares may be issued under the plans. As of December 31, 2012, 8,470 American Depository Shares were held in the deferred compensation plan account for Directors currently serving on the Board of Directors. Of the current Non-Executive Directors, Mr. Lorch held 8,444 American Depository Shares and Ms. Renda held 26 American Depository Shares.

(3)
The HSBC North America Directors Non-Qualified Deferred Compensation Plan allows Non-Executive Directors to elect to defer their cash fees in any plan year. Directors have the ability to defer up to 100% of their annual retainers and/or fees into the HSBC-North America Directors Non-Qualified Deferred Compensation Plan. Under this plan, pre-tax dollars may be deferred with the choice of receiving payouts while still serving on the Board of HSBC Finance Corporation according to a schedule established by the Director at the time of deferral or a distribution after leaving the Board in either lump sum or quarterly installments. Amounts shown for Mssrs. Ameen and Lorch and Ms. Renda reflect the gains or losses calculated by reference to the actual earnings of the investment choices.

(4)
Components of All Other Compensation are disclosed in aggregate. We provide each Director with $250,000 of accidental death and dismemberment insurance for which the company paid a premium of $154 per annum for each participating Director and a $10,000,000 personal excess liability insurance policy for which the company paid premium of $1,689 per annum for each participating Director. Mr. Herdman declined the personal excess liability insurance policy; the amount shown pertains to the annual premium for AD&D insurance exclusively.

Under HSBC's Matching Gift Program, for all Non-Executive Directors who were members of the Board in 2006 and continue to be on the Board, we match charitable gifts to qualified organizations (subject to a maximum of $10,000 per year), including eligible non-profit organizations which promote neighborhood revitalization or economic development for low and moderate income populations, with a double match for the first $500 donated to higher education institutions (both public and private). Additionally, each current Non-Executive Director, who was a member of the Board in 2006 and continues to be on the Board, may ask us to contribute up to $10,000 annually to charities of the Director's choice which qualify under our philanthropic program. We made charitable donations of $9,250 under the Matching Gift Program and $10,000 under the philanthropic program at Mr. Lorch's request and $10,500 under the Matching Gift Program and $10,000 under the philanthropic program at Ms. Renda's request.

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
A key feature of HSBC's remuneration policy is that it is risk informed, seeking to ensure that risk-adjusted returns on capital are factored into the determination of annual variable pay and that variable pay pools are calculated only after appropriate risk-adjusted return has accrued on shareholders' capital. We apply Economic Profit (defined as the average annual difference between return on invested capital and HSBC's benchmark cost of capital) and other metrics to develop variable pay levels and target a 12 percent to 15 percent return on shareholder equity. These requirements are built into the performance scorecard of the senior HSBC executives and are incorporated in regional and business scorecards in an aligned manner, thereby ensuring that return, risk, and efficient capital usage shape reward considerations. The HSBC Group Chief Risk Officer and the Global Risk Function of HSBC provide input into the performance scorecard, ensuring that key risk measures are included.
The use of a performance scorecard framework ensures an aligned set of objectives and impacts the level of individual pay received, as achievement of objectives is considered when determining the level of variable pay awarded under the annual discretionary cash award plan. On a performance scorecard, objectives are separated into two categories: financial and non-financial. Financial objectives, as well as other objectives relating to efficiency and risk mitigation, customer development and the productivity of human capital are all measures of performance that may influence reward levels. . Overall performance under both scorecards is also judged on adherence to the HSBC Values principles of being 'open, connected and dependable' and acting with 'courageous integrity'.
In 2010, building upon the combined strengths of our performance scorecard and risk management processes, outside consultants were engaged to assist in the development of a formal incentive compensation risk management framework. Commencing with the 2011 objectives-setting process, standard risk performance measures and targets were established and monitored for employees who were identified as having the potential to expose the organization to material risks, or who are responsible for controlling those risks.

HSBC Finance Corporation

The Nominating and Governance Committee of HSBC North America and the Compensation and Performance Management Governance Committee (“CPMG Committee”) have been established, which among other duties, have oversight for objectives-setting and risk monitoring. The Nominating and Governance Committee of HSBC North America has oversight and endorsement of certain compensation matters. As part of its duties, the Nominating and Governance Committee oversees the framework for assessing risk in the responsibilities of employees, the determination of who are Covered Employees (“Covered Employees”) under the Interagency Guidelines on Incentive Based Compensation Arrangements as published by the Federal Reserve Board, and the measures used to ensure that risk is appropriately considered in making variable pay recommendations. The Nominating and Governance Committee also can make recommendations concerning proposed performance assessments and incentive compensation award proposals for the Chief Executive Officer, direct reports of the Chief Executive Officer and certain other Covered Employees, including any recommendations for reducing or canceling incentive compensation previously awarded. The recommendations related to employee compensation are incorporated into the submissions to the HSBC Holdings plc Remuneration Committee (“REMCO”) of the Board of Directors of HSBC, or to Mr. Gulliver, Ms. Dorner, or Mr. Burke in instances where REMCO has delegated remuneration authority.
In 2010, HSBC North America established the CPMG Committee. The CPMG Committee was created to provide a more systematic approach to discretionary compensation governance and to ensure the involvement of the appropriate levels of leadership, while providing a comprehensive view of compensation practices and associated risks. The CPMG Committee comprises senior executive representatives from HSBC North America's staff and control functions, consisting of Risk, Compliance, Legal, Finance, Audit, and Human Resources and Corporate Secretary. The CPMG Sub-Committee has responsibility for oversight of the compensation framework for Covered Employees;; compensation-related regulatory and audit findings and recommendations related to such findings; incentive plan review; review of guaranteed bonuses and buyouts of bonuses and equity grants, including any exceptions to established policies; and recommendation to REMCO of clawback of previous grants of discretionary compensation based on actual results and risk outcomes. Additionally, compensation processes for employees are evaluated by the CPMG Committee to ensure adequate controls are in place, while reinforcing the distinct performance expectations for employees. The CPMG Committee can make its recommendations to the Nominating and Governance Committee, REMCO, Mr. Gulliver, Ms. Dorner, or Mr. Burke, depending on the nature of the recommendation or the delegation of authority for making final decisions.
Risk oversight of formulaic plans is ensured through HSBC's formal policies requiring that the HSBC North America Office of Operational Risk Management approve all plans relating to the sale of “credit,” which are those plans that impact employees selling loan products such as credit cards.
Discretionary compensation awards are also impacted by controls established under a comprehensive risk management framework that provides the necessary controls, limits, and approvals for risk taking initiatives on a day-to-day basis (“Risk Management Framework”). Business management cannot bypass these risk controls to achieve scorecard targets or performance measures. As such, the Risk Management Framework is the foundation for ensuring excessive risk taking is avoided. The Risk Management Framework is governed by a defined risk committee structure, which oversees the development, implementation, and monitoring of the risk appetite process for HSBC Finance Corporation. Risk Appetite is set by the Board of HSBC. A risk appetite for U.S. operations and is annually reviewed and approved by the HSBC North America Risk Management Committee and the HSBC North America Board of Directors.
Risk Adjustment of Discretionary Compensation HSBC Finance Corporation uses a number of techniques to ensure that the amount of discretionary compensation received by an employee appropriately reflects risk and risk outcomes, including risk adjustment of awards, deferral of payment, appropriate performance periods, and reducing sensitivity to short-term performance. The techniques used vary depending on whether the discretionary compensation is paid under the general discretionary cash award plan or a formulaic plan.
The discretionary plan is designed to allow managers to exercise judgment in making variable pay recommendations, subject to appropriate oversight. When making award recommendations for an employee participating in the discretionary plan, performance against the objectives established in the performance scorecard is considered. Where objectives have been established with respect to risk and risk outcomes, managers will consider performance against these objectives when making variable pay award recommendations. Managers will also consider pertinent material risk events when making variable pay award recommendations.
Participants in the discretionary plan are subject to the HSBC Group Minimum Deferral Policy, which provides minimum deferral guidelines for variable pay awards. Deferral rates applicable to compensation earned in performance year 2012, ranging from 0 to 60%, increase in relation to the level of variable pay earned and in respect of an employee's classification under the United Kingdom's Financial Services Authority (“FSA”) Remuneration Code (“the Code”), as further described under the section “Performance Year 2012 Compensation Actions” in the 2012 CD&A. Variable pay is deferred in the form of cash and/or through the use of Restricted Share Units. The deferred Restricted Share Units have a three-year graded vesting. At the end of the vesting period, deferred cash is credited with a notional rate of return equivalent to the annual dividend yield of HSBC Holdings plc shares over the period. The economic value of pay deferred in the form of Restricted Share Units will ultimately be determined by the

HSBC Finance Corporation

ordinary share price and foreign exchange rate in effect when each tranche of shares awarded is released. Grants under the Group Performance Share Plan (“GPSP”) consist of a number of shares to which the employee will become fully entitled, generally over a five-year vesting period, subject to the individual remaining in employment. Shares that are released upon vesting of an award must be retained until the employee retires from or terminates employment with HSBC. An employee who retires from or terminates employment with “good leaver status” will have vested awards under the GPSP released immediately. An employee who terminates employment without “good leaver status” will have vested awards under the GPSP released in three equal installments on the first, second and third anniversaries of the termination of employment with HSBC.
An employee who terminates employment without “good leaver” status being granted by REMCO forfeits all unvested equity and deferred cash. Deferred variable pay awards are also subject to clawback, as further described under the section “Reduction or Cancellation of Long-Term Equity Awards” in the 2012 CD&A. Additionally, all employees with unvested awards or awards subject to a retention period are required to certify annually that they have not used personal hedging strategies or remuneration contracts of insurance to mitigate the risk alignment of the unvested awards.
Employees in formulaic plans are held to performance standards that may result in a loss of discretionary compensation when quality standards are not met. For example, participants in these plans may be subject to a reduction in future commission payments if they commit a “reportable event” (e.g., an error or omission resulting in a loss or expense to the company) or fail to follow required regulations, procedures, policies, and/or associated training. Participants may be altogether disqualified from participation in the plans for unethical acts, breach of company policy, or any other conduct that, in the opinion of HSBC Finance Corporation, is sufficient reason for disqualification or subject to a recapture provision, if it is determined that commissions were paid in excess of the amount that should have been paid. Some formulaic incentive plans include limits or caps on the financial measures that are considered in the determination of discretionary award amounts.
Performance periods for the formulaic plans are often one month or one quarter, with features that may reserve or hold back a portion of the discretionary award earned until year-end. This design is a conscious effort to align the reward cycle to the successful performance of job responsibilities, as longer performance periods may fail to adequately reinforce the desired behaviors on the part of formulaic plan participants.
Discretionary Compensation Monitoring HSBC North America monitors and evaluates the performance of its incentive compensation arrangements, both the discretionary and formulaic plans, to ensure adequate focus and control.
The nature of the discretionary plan allows for compensation decisions to reflect individual and business performance based on performance scorecard achievements. Payments under the discretionary plan are not tied to a formula, which enables payments to be adjusted as appropriate based on individual performance, business performance, and risk assessment. Performance scorecards may also be updated as needed by leadership during the performance year to reflect significant changes in the operating plan, risk, or business strategy of HSBC Finance Corporation. The discretionary plan is reviewed annually by REMCO to ensure that it is meeting the desired objectives. The review includes a comparison of actual payouts against the targets established, a cost/benefit analysis, the ratio of payout to overall business performance and a review of any unintended consequences (e.g., deteriorating service standards).
In 2012, HSBC Finance Corporation initiated enhanced monitoring activity consisting of: 1) validating relationships among measures of financial performance, risks taken, risk outcomes, and amounts of incentive compensation awards/payouts; 2) reviewing how discretion is used in evaluating performance and adjusting incentive compensation awards for high levels of risk taking and adverse risk outcomes, and whether discretionary decisions are having an appropriate impact; and 3) evaluating the extent to which automated systems play, or could play a role in monitoring activities. Consequently, HSBC Finance Corporation identified areas for improvement, not only with respect to tactical reward decisions and documenting discretion, but also in terms of utilizing information systems to support monitoring and validation activities. HSBC Finance Corporation will strive to make improvements to its monitoring and validation activities in future reward cycles.
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

HSBC Finance Corporation

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

Security Ownership by Management

The following table lists the beneficial ownership, as of January 31, 2013, of HSBC ordinary shares or interests in HSBC ordinary shares and Series B Preferred Stock of HSBC Finance Corporation held by each director and each executive officer named in the Summary Compensation Table, individually, and the directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than one percent of the HSBC ordinary shares and the Series B Preferred Stock of HSBC Finance Corporation. No director or executive officer of HSBC Finance Corporation owned any of HSBC’s American Depositary Shares, Series A at January 31, 2013.

	Number of Shares Beneficially Owned of HSBC Holdings plc(1)(2)	HSBC Shares That May Be Acquired Within 60 Days By Exercise of Options(3)	HSBC Restricted Shares Released Within 60 Days(4)	Number of HSBC Ordinary Share Equivalents(5)	Total HSBC Ordinary Shares(2)	Series B Preferred of HSBC Finance Corporation
Directors
Patrick J. Burke(6)	24,492	137,704	59,860	—	222,056	—
Phillip D. Ameen	—	—	—	—	—	—
Robert K. Herdman	82	—	—	—	82	—
George A. Lorch	2,730	—	—	8,444	11,174	—
Samuel Minzberg	500	—	—	—	500	—
Beatriz R. Perez	150	—	—	—	150	—
Larree M. Renda	650	—	—	26	676	10	(7)
Named Executive Officers
Michael A. Reeves	5,280	—	17,204	—	22,484	—
C. Mark Gunton	115	—	28,360	—	28,475	—
Kathryn Madison	—	87,671	15,522	—	103,193	—
Gary E. Peterson	—	—	4,704	—	4,704	—
All directors and executive officers as a group	183,580	672,913	247,299	8,470	1,112,262	10

(1)
Directors and executive officers have sole voting and investment power over the shares listed above, except that the number of ordinary shares held by spouses, children and charitable or family foundations in which voting and investment power is shared (or presumed to be shared) is as follows: Directors and executive officers as a group, 14,902.

(2)
Some of the shares included in the table above were held in American Depository Shares, each of which represents five HSBC ordinary shares, including the shares listed above in the first column for Messrs. Minzberg and Reeves and Mss. Renda and Perez.

(3)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation's Directors and executive officers through April 1, 2013 pursuant to the exercise of stock options.

(4)	Represents the number of ordinary shares that may be acquired by HSBC Finance Corporation's Directors and executive officers through April 1, 2013 pursuant to the satisfaction of certain conditions.

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

Transactions with Related Persons  During the fiscal year ended December 31, 2012, HSBC Finance Corporation was not a participant in any transaction, and there is currently no proposed transaction, in which the amount involved exceeded or will exceed $120,000, and in which a director or an executive officer, or a member of the immediate family of a director or an executive officer, had or will have a direct or indirect material interest, other than the agreement with Mr. Burke described in Item 11. Executive Compensation – Compensation Discussion and Analysis – Compensation of Officers Reported in the Summary Compensation Table.
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

HSBC Finance Corporation

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
Messrs. Ameen, Herdman, Lorch and Minzberg, Ms. Perez and Ms. Renda are considered to be independent directors. Mr. Burke currently serves as Chief Executive Officer of HSBC Finance Corporation and is a Group General Manager of HSBC. Because of the positions held by Mr. Burke, he is not considered to be an independent director.
See Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Board of Directors – Committees and Charters for more information about our Board of Directors and its committees.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate amount billed by our principal accountant, KPMG LLP, for audit services performed during the fiscal years ended December 31, 2012 and 2011 was $2,613,000 and $4,355,800, respectively. Audit services include the auditing of financial statements, quarterly reviews, statutory audits, and the preparation of comfort letters, consents and review of registration statements.
Audit Related Fees. The aggregate amount billed by KPMG LLP in connection with audit related services performed during the fiscal years ended December 31, 2012 and 2011 was $492,650 and $240,000, respectively. Audit related services include employee benefit plan audits, and audit or attestation services not required by statute or regulation.
Tax Fees. The aggregate amount billed by KPMG LLP for tax related services performed during the fiscal year ended December 31, 2012 and 2011 was $317,043 and $218,700, respectively. These services include tax related research, general tax services in connection with transactions and legislation and tax services for review of Federal and state tax accounts for possible over assessment of interest and/or penalties.
All Other Fees. The aggregate amount billed by KPMG LLP for other services performed during the fiscal year ended December 31, 2011 was $10,159. There were no amounts billed by KPMG LLP for other services during the fiscal year ended December 31, 2012.
All of the fees described above were approved by HSBC Finance Corporation's Audit Committee.
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

(a)(1) Financial Statements.
The consolidated financial statements listed below, together with an opinion of KPMG LLP dated March 4, 2013 with respect thereto, are included in this Form 10-K pursuant to Item 8. Financial Statements and Supplementary Data of this Form 10-K.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii)  the Consolidated Balance Sheet as of December 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

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

HSBC Finance Corporation

Index

Accounting:	concentration 176
new pronouncements 94, 118	critical accounting policy 44
policies (critical) 44	management 85
policies (significant) 112	Critical accounting policies and estimates 44
Account management policies and practices 72	Current environment 29
Assets:	Deferred tax assets 47, 146
by business segment 162	Derivatives:
fair value of financial assets 167	accounting policy 116
fair value measurements 164	cash flow hedges 142
nonperforming 71, 130	critical accounting policy 45
Audit committee 185	fair value hedges 141
Auditor's report 105	income (expense) 55
Balance sheet (consolidated) 108	non-qualifying hedges 143
Basel II 8, 17	notional value 144
Basel III 8, 17, 86	Directors:
Basis of reporting 40	biographies 180
Business:	board of directors 180
consolidated performance review 34	executive 182
focus 34	compensation (executives) 190
operations 4	responsibilities 184
organizational history 4	Discontinued operations 119
Capital:	Employees:
2013 funding strategy 80	compensation and benefits 190
common equity movements 79	number of 7
consolidated statement of changes 109	Equity:
selected capital ratios 80	consolidated statement of changes 109
Cash flow (consolidated) 110	ratios 80
Cautionary statement regarding forward-looking statements 15	Estimates and assumptions 44, 113
Committees 185	Executive overview 29
Competition 14	Fair value measurements:
Compliance committee 185	assets and liabilities recorded at fair value on a recurring basis 167
Compliance risk 90	assets and liabilities recorded at fair value on a non-recurring basis 168
Consumer business segment 5, 59, 158	fair value adjustments 164
Contingent liabilities:	financial instruments 166
critical accounting policy 48	hierarchy 81
litigation 171	transfers into/out of Level 1 and Level 2 82, 168
Controls and procedures 179	transfers into/out of Level 2 and Level 3 82, 168
Corporate governance and controls 15, 184	valuation control framework 165
Customers 7	valuation techniques 169
Credit quality 39, 63	Financial highlights metrics 26
Credit risk:
accounting policy 114

HSBC Finance Corporation

Financial liabilities:	New accounting pronouncements adopted 118
designated at fair value 139	New accounting pronouncements to be adopted in future periods 94
fair value of financial liabilities 166, 167	Nominating and compensation committee 186
Forward looking statements 15	Operating expenses 57
Funding 7, 39, 77	Operational risk 89
Gain (loss) from debt designated at fair value and related derivatives 56, 139	Other revenues 55
Geographic concentration of receivables 176	Pension and other postretirement benefits:
Impairment:	accounting policy 117
accounting policy 114	risk management 93
available-for-sale securities 122	Performance, developments and trends 34
credit losses 35, 53, 130	Profit (loss) before tax:
critical accounting policy 44	by segment - IFRSs basis 162
nonaccrual receivables 71, 125	consolidated 106
nonperforming receivables 71, 130	Properties 25
Income taxes:	Property, plant and equipment:
accounting policy 117	accounting policy 116
critical accounting policy - deferred taxes 47	Provision for credit losses 35, 53
expense 145	Ratios:
Internal control 179	capital 80
Interest income:	charge-off (net) 70
net interest income 52	credit loss reserve related 64
sensitivity 89	delinquency 69
Interest rate risk 88	earnings to fixed charges - Exhibit 12
Key performance indicators 26	efficiency 38, 58
Legal proceedings 25, 171	financial 26
Liabilities:	Re-aged receivables 77
commercial paper 78, 136	Real estate owned 50
commitments 80	Receivables:
financial liabilities designated at fair value 139	by category 49, 124
lines of credit 78	by charge-off (net) 70
long-term debt 79, 137	by delinquency 69
Lease commitments 81, 171	geographic concentration 176
Liquidity and capital resources 77	held for sale 133
Liquidity risks 86	modified and/or re-aged 74
Litigation and regulatory matters 25, 171	nonaccrual 71, 125
Loans and advances - see Receivables	overall review 49
Loan impairment charges - see Provision for credit losses	risk concentration 176
Market risk 87	troubled debt restructures 36, 126
Market turmoil - see Current environment	Reconciliation to U.S. GAAP financial measures 102
Model risk 87	Reconciliation of U.S. GAAP results to IFRSs 41
Mortgage Lending products 49, 124	Refreshed loan-to-value 50
Net interest income 52	Regulation 7
Related party transactions 154

HSBC Finance Corporation

Reputational risk 91	Segment results - IFRSs basis:
Results of operations 52	consumer 59, 162
Risk committee 186	"All Other" grouping 162
Risk and uncertainties 15	overall summary 58, 159
Risk elements in the loan portfolio by product 176	Selected financial data 26
Risk factors 15	Senior management:
Risk management:	biographies 182
credit 85	Sensitivity:
compliance 90	projected net interest income 89
interest rate 88	Share-based payments:
liquidity 86	accounting policy 117
market 87	Statement of cash flows 110
model 92	Statement of changes in shareholders' equity 109
operational 89	Statement of comprehensive income (loss) 107
overview 82	Statement of income (loss) 106
pension 93	Strategic initiatives and focus 34
reputational 91	Strategic risk 92
strategic 92	Table of content 2
security and fraud 92	Tangible common equity to tangible assets 80
Securities:	Tax expense 145
fair value 122, 167	Troubled debt restructures 36, 126
Unresolved staff comments 25
Variable interest entities 163

HSBC Finance Corporation

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this, the 4th day of March, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of HSBC Finance Corporation and in the capacities indicated on the 4th day of March, 2013.

HSBC Finance Corporation

Signature	Title

/S/ (P. J. BURKE)	Chief Executive Officer, Chairman and Director
(P. J. Burke)	(as Principal Executive Officer)

/S/ (P. A. AMEEN)	Director
(P. A. Ameen)

/S/ (R. K. HERDMAN)	Director
(R. K. Herdman)

/S/ (G. A. LORCH)	Director
(G. A. Lorch)

/S/ (S. MINZBERG)	Director
(S. Minzberg)

/S/ (B. R. PEREZ)	Director
(B. R. Perez)

/S/ (L. M. RENDA)	Director
(L. M. Renda)

/S/ (M. A. REEVES)	Executive Vice President and Chief Financial Officer
(M. A. Reeves)	(as Principal Financial Officer)

/S/ (E. K. FERREN)	Executive Vice President and Chief Accounting Officer
(E. K. Ferren)	(as Principal Accounting Officer)

HSBC Finance Corporation

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

HSBC Finance Corporation

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii)  the Consolidated Balance Sheet as of December 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(2)
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.