Form 10-Q
period 2013-03-31
HSBC Finance Corp
filed 2013-05-07
CIK 354964

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-8198

___________________

HSBC FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1052062
(State of incorporation)	(I.R.S. Employer Identification No.)
26525 North Riverwoods Boulevard, Mettawa, Illinois	60045
(Address of principal executive offices)	(Zip Code)

(224) 880-7000
Registrant’s telephone number, including area code

___________________

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

As of April 30, 2013, there were 68 shares of the registrant’s common stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

HSBC Finance Corporation

Form 10-Q

HSBC Finance Corporation

Part I.	FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(in millions)
Finance and other interest income	$773	$907
Interest expense on debt held by:
HSBC affiliates	51	40
Non-affiliates	328	459
Interest expense	379	499
Net interest income	394	408
Provision for credit losses	24	791
Net interest income (loss) after provision for credit losses	370	(383)
Other revenues:
Derivative related income (expense)	(100)	205
Gain (loss) on debt designated at fair value and related derivatives	16	(396)
Servicing and other fees from HSBC affiliates	7	9
Lower of amortized cost or fair value adjustment on receivables held for sale	454	—
Other income	(23)	(13)
Total other revenues	354	(195)
Operating expenses:
Salaries and employee benefits	64	44
Occupancy and equipment expenses, net	9	10
Real estate owned expenses	22	29
Other servicing and administrative expenses	105	66
Support services from HSBC affiliates	68	66
Total operating expenses	268	215
Income (loss) from continuing operations before income tax	456	(793)
Income tax (expense) benefit	(152)	288
Income (loss) from continuing operations	304	(505)
Discontinued Operations (Note 2):
Income (loss) from discontinued operations before income tax	(119)	557
Income tax benefit (expense)	41	(207)
Income (loss) from discontinued operations	(78)	350
Net income (loss)	$226	$(155)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(in millions)
Net income (loss)	$226	$(155)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses), net of tax, on:
Derivatives designated as cash flow hedges	168	55
Securities available-for-sale, not other-than temporarily impaired	(115)	(9)
Other-than-temporarily impaired debt securities available-for-sale	(1)	—
Foreign currency translation adjustments, net of tax	(20)	5
Other comprehensive income, net of tax	32	51
Total comprehensive income (loss)	$258	$(104)

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2013	December 31, 2012
	(in millions, except share data)
Assets
Cash	$545	$197
Interest bearing deposits with banks	403	1,371
Securities purchased under agreements to resell	3,275	2,160
Securities available-for-sale	—	80
Receivables, net (including $4.8 billion and $4.9 billion at March 31, 2013 and December 31, 2012, respectively, collateralizing long-term debt)	28,544	29,284
Receivables held for sale	6,354	6,203
Properties and equipment, net	67	71
Real estate owned	246	227
Derivative financial assets	131	—
Deferred income taxes, net	3,529	3,889
Other assets	1,639	1,264
Assets of discontinued operations	173	2,032
Total assets	$44,906	$46,778
Liabilities
Debt:
Due to affiliates (including $511 million and $514 million at March 31, 2013 and December 31, 2012, respectively, carried at fair value)	$9,085	$9,089
Long-term debt (including $9.6 billion and $9.7 billion at March 31, 2013 and December 31, 2012, respectively, carried at fair value and $2.8 billion and $2.9 billion at March 31, 2013 and December 31, 2012, respectively, collateralized by receivables)	27,555	28,426
Total debt	36,640	37,515
Derivative related liabilities	1	22
Liability for postretirement benefits	258	263
Other liabilities	1,460	1,372
Liabilities of discontinued operations	220	1,501
Total liabilities	38,579	40,673
Shareholders’ equity
Redeemable preferred stock:
Series B (1,501,100 shares authorized, $0.01 par value, 575,000 shares issued and outstanding)	575	575
Series C (1,000 shares authorized, $0.01 par value, 1,000 shares issued and outstanding)	1,000	1,000
Common shareholder’s equity:
Common stock ($0.01 par value, 100 shares authorized; 68 shares issued at both March 31, 2013 and December 31, 2012, respectively)	—	—
Additional paid-in capital	23,970	23,974
Accumulated deficit	(18,993)	(19,187)
Accumulated other comprehensive loss	(225)	(257)
Total common shareholder’s equity	4,752	4,530
Total shareholders’ equity	6,327	6,105
Total liabilities and shareholders’ equity	$44,906	$46,778
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(dollars are in millions)
Preferred stock
Balance at the beginning of period	$1,575	$1,575
Issuance of Series C preferred stock	—	—
Balance at the end of period	1,575	1,575
Common shareholder’s equity
Common stock
Balance at beginning and end of period	—	—
Additional paid-in capital
Balance at beginning of period	23,974	23,966
Employee benefit plans, including transfers and other	(4)	8
Balance at end of period	23,970	23,974
Accumulated deficit
Balance at beginning of period	(19,187)	(18,219)
Net income (loss)	226	(155)
Dividends on preferred stock	(32)	(32)
Balance at end of period	(18,993)	(18,406)
Accumulated other comprehensive loss
Balance at beginning of period	(257)	(396)
Other comprehensive income	32	51
Balance at end of period	(225)	(345)
Total common shareholder’s equity at end of period	4,752	5,223
Total shareholders' equity at end of period	$6,327	$6,798

The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31,	2013	2012
	(in millions)
Cash flows from operating activities
Net income (loss)	$226	$(155)
Income (loss) from discontinued operations	(78)	350
Income (loss) from continuing operations	304	(505)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	24	791
Lower of amortized cost or fair value adjustment on receivables held for sale	(454)	—
Loss on sale of real estate owned, including lower of amortized cost or fair value adjustments	8	16
Depreciation and amortization	2	1
Mark-to-market on debt designated at fair value and related derivatives	68	516
Foreign exchange and derivative movements on long-term debt and net change in non-FVO related derivative assets and liabilities	(460)	52
Net change in other assets	(9)	(64)
Net change in other liabilities	83	(233)
Other, net	(36)	74
Cash provided by (used in) operating activities – continuing operations	(470)	648
Cash provided by (used in) operating activities – discontinued operations	(9)	545
Net cash provided by (used in) operating activities	(479)	1,193
Cash flows from investing activities
Securities:
Purchased	—	(32)
Matured	—	80
Sold	—	13
Net change in short-term securities available-for-sale	80	(16)
Net change in securities purchased under agreements to resell	(1,115)	(1,825)
Net change in interest bearing deposits with banks	968	(163)
Receivables:
Net collections	885	826
Proceeds from sales of real estate owned	142	183
Purchases of properties and equipment	(1)	(1)
Cash provided by (used in) investing activities – continuing operations	959	(935)
Cash provided by (used in) investing activities – discontinued operations	215	524
Net cash provided by (used in) investing activities	1,174	(411)

HSBC Finance Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Continued)

Three Months Ended March 31,	2013	2012
	(in millions)
Cash flows from financing activities
Debt:
Net change in commercial paper	—	(164)
Net change in due to affiliates	(1)	500
Long-term debt retired	(471)	(1,040)
Shareholders’ dividends	(32)	(32)
Cash provided by (used in) financing activities – continuing operations	(504)	(736)
Cash provided by (used in) financing activities – discontinued operations	—	—
Net cash provided by (used in) financing activities	(504)	(736)
Net change in cash	191	46
Cash at beginning of period(1)	397	318
Cash at end of period(2)	$588	$364
Supplemental Noncash Investing and Capital Activities:
Fair value of properties added to real estate owned	$170	$163

(1)	Cash at beginning of period includes $200 million and $103 million for discontinued operations as of January 1, 2013 and 2012, respectively.

(2)	Cash at end of period includes $43 million and $151 million for discontinued operations as of March 31, 2013 and 2012, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

HSBC Finance Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note		Page	Note		Page
1	Organization and Basis of Presentation	9	10	Income Taxes	28
2	Discontinued Operations	9	11	Accumulated Other Comprehensive Income	30
3	Securities	11	12	Pension and Other Postretirement Benefits	31
4	Receivables	12	13	Related Party Transactions	31
5	Credit Loss Reserves	17	14	Business Segments	35
6	Receivables Held for Sale	19	15	Variable Interest Entities	39
7	Fair Value Option	21	16	Fair Value Measurements	39
8	Derivative Financial Instruments	22	17	Litigation and Regulatory Matters	46
9	Disclosures About Offsetting Assets and Liabilities	27	18	New Accounting Pronouncements	50

1.	Organization

HSBC Finance Corporation is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (“HSBC North America”), which is an indirect wholly owned subsidiary of HSBC Holdings plc (“HSBC”). The accompanying unaudited interim consolidated financial statements of HSBC Finance Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. HSBC Finance Corporation and its subsidiaries may also be referred to in this Form 10-Q as “we,” “us” or “our.” These unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. Such assertion contemplates the significant losses recognized in recent years and the challenges we anticipate with respect to a sustainable return to profitability on a continuing operations basis under prevailing and forecasted economic conditions. HSBC continues to be fully committed and has the capacity to continue to provide the necessary capital and liquidity to fund continuing operations.
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

2012 Discontinued Operations:
Insurance On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries to Enstar Group Ltd. (“Enstar”) for $155 million in cash and recorded a gain on sale of $23 million ($15 million after-tax) which is reflected in the table below. During the twelve months ended December 31, 2012, we had previously recorded a lower of amortized cost or fair value less cost to sell adjustment of $119 million ($90 million after-tax).
The following summarizes the operating results of our discontinued Insurance business for the periods presented:

Three Months Ended March 31,	2013	2012
	(in millions)
Net interest income and other revenues(1)	$72	$77
Income (loss) from discontinued operations before income tax	13	(10)

HSBC Finance Corporation

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

The following summarizes the assets and liabilities which are part of our discontinued Insurance operations at March 31, 2013 and December 31, 2012, which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	March 31, 2013	December 31, 2012
	(in millions)
Cash	$—	$2
Interest bearing deposits with banks	—	29
Available-for-sale securities	—	1,411
Other assets	—	226
Assets of discontinued operations	$—	$1,668
Insurance policy and claim reserves	$—	$988
Other liabilities	1	224
Liabilities of discontinued operations	$1	$1,212
Commercial Our Commercial business has been in run-off since 1994. Prior to the second quarter of 2012, this business continued to be reported within continuing operations as we continued to generate cash flow from the ongoing collection of the receivables, including interest and fees. Beginning in the second quarter of 2012, we have reported our Commercial business in discontinued operations as there are no longer any outstanding receivable balances or any remaining significant cash flows generated from this business. Our Commercial business was previously included in the “All Other” caption in our segment reporting. The following summarizes the operating results of our discontinued Commercial business for the periods presented:

Three Months Ended March 31,	2013	2012
	(in millions)
Net interest income and other revenues(1)	$1	$20
Income from discontinued operations before income tax	1	19

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

HSBC Finance Corporation

The following summarizes the operating results of our discontinued Card and Retail Services business for the periods presented:

Three Months Ended March 31,	2013	2012
	(in millions)
Net interest income and other revenues(1)(2)	$—	$925
Income (loss) from discontinued operations before income tax(2)(3)	(133)	548

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

(2)
For the three months ended March 31, 2012, amounts include a gain of $79 million resulting from the sale of account relationships to HSBC Bank USA which we had previously purchased from HSBC Bank USA in July 2004.

(3)
For the three months ended March 31, 2013, amount reflects an incremental expense of $100 million recorded based on additional information received relating to actions taken and to be taken in connection with an industry review of enhancement services products. We continue to review information relating to our enhancement services products. As additional information becomes available, further adjustments may be required. Additionally for the three months ended March 31, 2013, the amount also includes expenses related to activities to complete the separation of the credit card operational infrastructure between us and Capital One. We expect costs associated with the separation of the credit card operational infrastructure to continue through the remainder of 2013.

The following summarizes the assets and liabilities of our discontinued Card and Retail Services business at March 31, 2013 and December 31, 2012 which are reported as a component of Assets of discontinued operations and Liabilities of discontinued operations in our consolidated balance sheet.

	March 31, 2013	December 31, 2012
	(in millions)
Cash	$43	$197
Other assets	47	84
Assets of discontinued operations	$90	$281

Other liabilities(1)	$218	$283
Liabilities of discontinued operations	$218	$283

(1)
At March 31, 2013 and December 31, 2012, other liabilities primarily consists of amounts due to Capital One for cash collections we have received on customer accounts while we continue to service these accounts on an interim basis. Additionally at March 31, 2013 and December 31, 2012, other liabilities also includes $159 million and $59 million, respectively, with respect to enhancement services products as discussed above.

3.	Securities

During the first quarter of 2013, we liquidated our remaining securities available-for-sale portfolio. Securities consisted of the following available-for-sale investments for continuing operations at December 31, 2012:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Money market funds	$80	$—	$—	$80
Securities available-for-sale	$80	$—	$—	$80

HSBC Finance Corporation

4.	Receivables

Receivables consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$28,461	$29,301
Second lien	3,469	3,638
Total real estate secured receivables	31,930	32,939
HSBC acquisition purchase accounting fair value adjustments	41	43
Accrued finance income	886	909
Credit loss reserve for receivables	(4,313)	(4,607)
Total receivables, net	$28,544	$29,284
HSBC acquisition purchase accounting fair value adjustments represent adjustments which have been “pushed down” to record our receivables at fair value at the date of acquisition by HSBC.
Net deferred origination fees and costs totaled $212 million and $221 million at March 31, 2013 and December 31, 2012, respectively, and are included in the receivable balance. Net unamortized premium on our receivables totaled $121 million and $127 million at March 31, 2013 and December 31, 2012, respectively.
Collateralized funding transactions Secured financings previously issued under public trusts with a balance of $2.8 billion at March 31, 2013 are secured by $4.8 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts with a balance of $2.9 billion at December 31, 2012 were secured by $4.9 billion of closed-end real estate secured receivables.
Age Analysis of Past Due Receivables The following tables summarize the past due status of our receivables at March 31, 2013 and December 31, 2012. The aging of past due amounts is determined based on the contractual delinquency status of payments made under the receivable. An account is generally considered to be contractually delinquent when payments have not been made in accordance with the loan terms. Delinquency status may be affected by customer account management policies and practices such as re-age or modification. Additionally, delinquency status is also impacted by payment requirements which vary between servicing platforms.

	Days Past Due			Total Past Due		Total Receivables(1)
March 31, 2013	1 – 29 days	30 – 89 days	90+ days		Current
	(in millions)
Real estate secured:
First lien	$4,264	$2,314	$2,649	$9,227	$19,234	$28,461
Second lien	573	254	207	1,034	2,435	3,469
Total real estate secured receivables(2)	$4,837	$2,568	$2,856	$10,261	$21,669	$31,930

	Days Past Due			Total Past Due		Total Receivables(1)
December 31, 2012	1 – 29 days	30 – 89 days	90+ days		Current
	(in millions)
Real estate secured:
First lien	$4,644	$2,759	$2,748	$10,151	$19,150	$29,301
Second lien	652	316	239	1,207	2,431	3,638
Total real estate secured receivables(2)	$5,296	$3,075	$2,987	$11,358	$21,581	$32,939

HSBC Finance Corporation

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

(2)
Our real estate secured receivables are currently maintained on two mortgage loan servicing platforms which results in differences relating to how contractual delinquency is measured. In April 2013, we moved all closed-end real estate secured receivables onto one platform which will result in the substantial majority of our real estate secured receivables utilizing the same platform going forward.

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

	March 31, 2013	December 31, 2012
	(in millions)
Nonaccrual receivable portfolios:
Real estate secured(1)	$2,894	$3,032
Receivables held for sale	2,332	2,161
Total nonaccrual receivables	$5,226	$5,193

(1)
At March 31, 2013 and December 31, 2012, nonaccrual real estate secured receivables held for investment include $1.9 billion and $1.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

The following table provides additional information on our total nonaccrual receivables:

Three Months Ended March 31,	2013	2012
	(in millions)
Interest income that would have been recorded if the nonaccrual receivable had been current in accordance with contractual terms during the period	$199	$213
Interest income that was recorded on nonaccrual receivables included in interest income on nonaccrual loans during the period	14	19
Troubled Debt Restructurings Troubled debt restructurings ("TDR Loans") represent receivables for which the original contractual terms have been modified to provide for terms that are at less than a market rate of interest for new receivables because of deterioration in the borrower’s financial status.
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

HSBC Finance Corporation

The following table presents information about receivables and receivables held for sale which as a result of any account management action taken during the three months ended March 31, 2013 and 2012 became classified as TDR Loans.

Three Months Ended March 31,	2013	2012
	(in millions)
Real estate secured:
First lien	$496	$1,231
Second lien	51	145
Total real estate secured	547	1,376
Personal non-credit card	28	147
Total(1)	$575	$1,523

(1)	The following summarizes the actions taken during the three months ended March 31, 2013 and 2012 which resulted in the above receivables being classified as a TDR Loan.

Three Months Ended March 31,	2013	2012
	(in millions)
Interest rate modification	$219	$728
Re-age of past due account	356	795
Total	$575	$1,523
The decrease in the volume of new TDR Loans during the first quarter of 2013 is due to the fact that most of the account management actions taken during the three months ended March 31, 2013 were on accounts that were already classified as TDR Loans as the number of customers needing first time assistance has decreased as economic conditions improve.
The following table presents information about receivables and receivables held for sale reported as TDR Loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in millions)
TDR Loans:(1)(2)(3)
Real estate secured:
First lien	$14,843	$14,607
Second lien	1,177	1,205
Total real estate secured(4)	16,020	15,812
Personal non-credit card	547	592
Total TDR Loans(5)	$16,567	$16,404

Credit loss reserves for TDR Loans:
Real estate secured:
First lien	$2,953	$3,104
Second lien	486	523
Total real estate secured	3,439	3,627
Total credit loss reserves for TDR Loans(3)(5)	$3,439	$3,627

(1)	TDR Loans are considered to be impaired loans regardless of accrual status.

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

HSBC Finance Corporation

	March 31, 2013	December 31, 2012
	(in millions)
Real estate secured:
First lien	$18,402	$18,451
Second lien	1,321	1,345
Total real estate secured	19,723	19,796
Personal non-credit card	1,071	1,139
Total TDR Loans	$20,794	$20,935

(3)
At March 31, 2013 and December 31, 2012, $2.7 billion (including $2.2 billion of real estate secured receivables) and $2.5 billion (including $1.9 billion of real estate secured receivables) of TDR Loans were reported as receivables held for sale for which there are no credit loss reserves as they are carried at the lower of amortized cost or fair value.

(4)
At March 31, 2013 and December 31, 2012, TDR Loans held for investment totaling $1.7 billion and $1.5 billion, respectively, are recorded at the lower of amortized cost or fair value of the collateral less cost to sell.

(5)	Included in credit loss reserves.
The following table discloses receivables and receivables held for sale which were classified as TDR Loans during the previous 12 months which became sixty days or greater contractually delinquent during the three months ended March 31, 2013 and 2012.

Three Months Ended March 31,	2013	2012
Real estate secured:
First lien	$340	$821
Second lien	36	85
Total real estate secured	376	906
Personal non-credit card	21	128
Total	$397	$1,034

The volume of defaulted TDR Loans for the three months ended March 31, 2012 has been directly impacted by the trailing 12 months of volume of new TDR Loans which increased significantly in 2011 as accounts which were re-aged from 60 days or greater past due or which were 60 or more days past due at the time of re-age were considered new TDR Loans for the first time as a result of the adoption of new accounting guidance for TDR Loans which took place during the third quarter of 2011. As a result, the volume of defaulted TDR Loans is not comparable between the periods presented above.
Additional information relating to TDR Loans, including TDR Loans held for sale, is presented in the table below:

Three Months Ended March 31,	2013	2012
	(in millions)
Average balance of TDR Loans:
Real estate secured:
First lien	$14,730	$13,722
Second lien	1,190	1,131
Total real estate secured	15,920	14,853
Personal non-credit card	574	1,357
Total average balance of TDR Loans	$16,494	$16,210
Interest income recognized on TDR Loans:
Real estate secured:
First lien	$242	$176
Second lien	28	22
Total real estate secured	270	198
Personal non-credit card	40	41
Total interest income recognized on TDR Loans	$310	$239

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
Delinquency The following table summarizes dollars of two-months-and-over contractual delinquency and as a percent of total receivables and receivables held for sale (“delinquency ratio”) for our loan portfolio:

	March 31, 2013		December 31, 2012
	Dollars of Delinquency	Delinquency Ratio	Dollars of Delinquency	Delinquency Ratio
	(dollars are in millions)
Real estate secured:
First lien	$5,789	18.16%	$5,821	18.01%
Second lien	297	8.57	349	9.59
Total real estate secured	6,086	17.22	6,170	17.16
Personal non-credit card	42	1.44	103	3.24
Total	$6,128	16.01%	$6,273	16.03%
Nonperforming The status of receivables and receivables held for sale is summarized in the following table:

	Accruing Loans	Nonaccrual Loans	Total
At March 31, 2013
Real estate secured(1)(2)	$29,036	$2,894	$31,930
Receivables held for sale	4,022	2,332	6,354
Total	$33,058	$5,226	$38,284
At December 31, 2012
Real estate secured(1)(2)	$29,907	$3,032	$32,939
Personal non-credit card	4,042	2,161	6,203
Total	$33,949	$5,193	$39,142

(1)
At March 31, 2013 and December 31, 2012, nonperforming real estate secured receivables held for investment include $1.9 billion and $1.7 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell.

(2)
At March 31, 2013 and December 31, 2012, nonperforming real estate secured receivables held for investment include $2.0 billion and $2.1 billion, respectively, of TDR Loans, some of which may also be carried at fair value of the collateral less cost to sell.

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
Because we primarily lend to individual consumers, we do not have receivables from any industry group that equal or exceed 10 percent of total receivables at March 31, 2013 and December 31, 2012. The following table reflects the percentage of consumer receivables by state which individually account for 5 percent or greater of our portfolio.

HSBC Finance Corporation

	Percentage of Receivables at			Percentage of Receivables at
	March 31, 2013			December 31, 2012
	Real Estate Secured	Personal Non-Credit Card	Total	Real Estate Secured	Personal Non-Credit Card	Total
California	9.4%	4.3%	9.0%	9.4%	4.5%	9.0%
New York	7.4	6.8	7.4	7.4	6.8	7.4
Pennsylvania	6.3	7.0	6.3	6.2	7.0	6.3
Florida	5.8	5.8	5.8	5.8	5.8	5.8
Ohio	5.5	6.5	5.6	5.5	6.5	5.6
Virginia	5.3	3.0	5.1	5.3	3.1	5.1

5.	Credit Loss Reserves

A rollforward of credit loss reserves for receivables in continuing operations for the three months ended March 31, 2013 and 2012 was as follows:

	2013	2012
	(in millions)
Credit loss reserves at beginning of period	$4,607	$5,952
Provision for credit losses	24	791
Net charge-offs:
Charge-offs	(399)	(979)
Recoveries	73	101
Total net charge-offs	(326)	(878)
Other	8	—
Credit loss reserves at end of period	$4,313	$5,865
The following table summarizes the changes in credit loss reserves by product/class and the related receivable balance by product during the three months ended March 31, 2013 and 2012:

HSBC Finance Corporation

	Real Estate Secured		Personal Non- Credit Card	Total
	First Lien	Second Lien
	(in millions)
Three Months Ended March 31, 2013:
Credit loss reserve balances at beginning of period	$3,867	$740	$—	$4,607
Provision for credit losses	16	40	(32)	24
Net charge-offs:
Charge-offs	(301)	(98)	—	(399)
Recoveries	29	12	32	73
Total net charge-offs	(272)	(86)	32	(326)
Other	8	—	—	8
Credit loss reserve balance at end of period	$3,619	$694	$—	$4,313
Reserve components:
Collectively evaluated for impairment	$615	$206	$—	$821
Individually evaluated for impairment(1)	2,846	486	—	3,332
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	153	1	—	154
Receivables acquired with deteriorated credit quality	5	1	—	6
Total credit loss reserves	$3,619	$694	$—	$4,313
Receivables:
Collectively evaluated for impairment	$15,241	$2,275	$—	$17,516
Individually evaluated for impairment(1)	10,968	1,125	—	12,093
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	2,240	66	—	2,306
Receivables acquired with deteriorated credit quality	12	3	—	15
Total receivables	$28,461	$3,469	$—	$31,930
Three Months Ended March 31, 2012:
Credit loss reserve balances at beginning of period	$4,089	$823	$1,040	$5,952
Provision for credit losses	642	131	18	791
Net charge-offs:
Charge-offs	(568)	(190)	(221)	(979)
Recoveries	8	15	78	101
Total net charge-offs	(560)	(175)	(143)	(878)
Credit loss reserve balance at end of period	$4,171	$779	$915	$5,865
Reserve components:
Collectively evaluated for impairment	$679	$228	$259	$1,166
Individually evaluated for impairment(1)	3,074	549	656	4,279
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	410	1	—	411
Receivables acquired with deteriorated credit quality	8	1	—	9
Total credit loss reserves	$4,171	$779	$915	$5,865
Receivables:
Collectively evaluated for impairment	$19,855	$3,037	$3,455	$26,347
Individually evaluated for impairment(1)	10,999	1,108	1,339	13,446
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	6,132	72	—	6,204
Receivables acquired with deteriorated credit quality	35	5	—	40
Total receivables	$37,021	$4,222	$4,794	$46,037

HSBC Finance Corporation

(1)
These amounts represent TDR Loans for which we evaluate reserves using a discounted cash flow methodology. Each loan is individually identified as a TDR Loan and then grouped together with other TDR Loans with similar characteristics. The discounted cash flow impairment analysis is then applied to these groups of TDR Loans. The receivable balance above excludes TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $1.7 billion and $3.1 billion at March 31, 2013 and 2012, respectively. The reserve component above excludes credit loss reserves for TDR Loans that are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $107 million and $204 million at March 31, 2013 and 2012, respectively. These credit loss reserves are reflected within receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell in the table above.

6.	Receivables Held for Sale

As discussed in prior filings, we have been engaged in an on-going evaluation of our balance sheet taking into consideration our liquidity, capital and funding requirements as well as capital requirements of HSBC. As part of this on-going evaluation, we identified a pool of real estate secured receivables for which we no longer had the intent to hold for the foreseeable future and, as a result, transferred this pool of real estate secured receivables to receivables held for sale during the second quarter of 2012. The receivable pool identified comprised first lien partially charged-off accounts as of June 30, 2012, with an unpaid principal balance of approximately $8.1 billion at the time of transfer. The net realizable value of these receivables after considering the fair value of the property less cost to sell was approximately $4.6 billion prior to transfer. Reducing these types of assets is expected to be capital accretive and will reduce funding requirements, accelerate portfolio wind-down and also alleviate some operational burden given that these receivables are servicing intense and subject to foreclosure delays. Receivables greater than 180 days past due require substantial amounts of regulatory capital under U.K. banking requirements and the extension of the foreclosure timeline in the U.S. has increased the capital requirements for this run-off book of business. These factors combined with the increase in the market's appetite for this asset class, led us to the decision that the sale of certain of these assets would be the best financial decision.
We anticipate the receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. The pool of receivables transferred to held for sale was comprised of a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the sole source for repayment. However, as we now plan to sell these receivables to a third party investor, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions which results in a lower estimate of fair value for the cash flows associated with the receivables. Real estate secured receivables written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies subsequent to June 30, 2012 will continue to be held for investment.
Based on the projected timing of loan sales and the anticipated flow of foreclosure volume into REO over the next two years, a portion of the real estate secured receivables classified as held for sale during the second quarter of 2012 will ultimately become REO. Upon classification of the underlying properties acquired in satisfaction of these loans as REO, the properties will be recorded at the fair value of the collateral less cost to sell which we expect will represent a higher value than the price a third party investor would have paid to acquire the receivables as explained above. As a result, a portion of the fair value adjustment on receivables held for sale will be reversed in earnings over time. This estimate is highly dependent upon the timing and size of future receivable sales as well as the volume and timelines associated with foreclosure activity. During the three months ended March 31, 2013, we transferred a portion of our real estate secured receivable portfolio held for sale with a carrying value of $112 million to REO after obtaining title to the underlying collateral and reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $33 million. Additionally, during the three months ended March 31, 2013, we completed short sales on real estate secured receivables with a carrying value of $35 million. As a result of these short sales, we reversed a portion of the lower of amortized cost or fair value adjustment previously recorded totaling $9 million during the three months ended March 31, 2013 as the agreed price was higher than the carrying value. During the first quarter of 2013, we began marketing a pool of these loans with an unpaid principal balance of $490 million. We currently expect to close a sale of this pool during the second quarter of 2013.
In addition to the real estate secured receivables discussed above, we also determined that, given current market conditions for the personal non-credit card receivable portfolio, a sale of our remaining personal non-credit card receivables is expected to reduce a significant amount of risk-weighted assets which would provide net capital relief, reduce funding requirements and allow us to exit an entire product line, reducing both the related cost infrastructure and operational risk. As such, during the second quarter of 2012, we made the decision to pursue a sale of the personal non-credit card receivable portfolio. The personal non-credit card

HSBC Finance Corporation

receivable portfolio was previously held for investment purposes and was transferred to held for sale during the second quarter of 2012 as we no longer had the intention to hold our portfolio of personal non-credit card receivables for the foreseeable future and anticipated these receivables would be sold in the near term. The personal non-credit card receivable portfolio has not been reported as discontinued operations as it does not qualify as a component of our business as the cash flows and operations related to our personal non-credit card receivable portfolio are not clearly distinguishable from the cash flows and operations of our real estate secured receivable portfolio.
On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. Upon completion of the sale of the Facility, the majority of the employees located in the Facility are expected to become employees of Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with a carrying value of $2.9 billion at March 31, 2013 to the Purchasers. Total cash consideration received was $2.9 billion, based on estimated March 31, 2013 account balances. The consideration is subject to change once actual March 31, 2013 account balances are determined. As the receivables were carried at the lower of amortized cost or fair value at March 31, 2013, we do not anticipate any significant impact to our earnings will be recorded during the second quarter of 2013. We will continue to service these personal non-credit card receivables for the Purchasers for a fee for a period of time as the Purchasers convert the receivables to their systems. It is currently anticipated that this conversion and the sale of the Facility in London, Kentucky will be completed during the second half of 2013.
The following table summarizes receivables held for sale which are carried at the lower of amortized cost or fair value:

	March 31, 2013	December 31, 2012
	(in millions)
First lien real estate secured	$3,407	$3,022
Personal non-credit card	2,947	3,181
Total receivables held for sale	$6,354	$6,203

The table below summarizes the activity in receivables held for sale during the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	Real Estate Secured	Personal Non-Credit Card	Total
	(in millions)
Receivables held for sale at beginning of period	$3,022	$3,181	$6,203
Lower of amortized cost or fair value adjustment on receivables held for sale	536	(82)	454
Carrying value of real estate secured receivables held for sale settled through short sale or transfer to REO	(147)	—	(147)
Change in receivable balance	(4)	(152)	(156)
Receivables held for sale at end of period(1)	$3,407	$2,947	$6,354

(1)	Net of a valuation allowance of $898 million at March 31, 2013.
During the three months ended March 31, 2013, the fair value of the real estate secured receivables held for sale increased which resulted in the reversal of $536 million of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012. The increase in fair value of the real estate secured receivables held for sale during the first quarter of 2013 is the result of improved conditions in the housing industry, lower required market yields and increased investor demand for these types of receivables. Additionally, investors are incorporating improved home price assumptions as increases in new and existing home sales during the quarter drove down available inventory and elevated home prices to the highest level in two years.
During the three months ended March 31, 2013, the fair value of the personal non-credit card receivables held for sale decreased by $82 million, reflecting the excess of the interest and fee income on the loans over the fees received from the Purchasers as the sale agreement called for interest and fees on the loans to pass to the Purchasers after December 31, 2012 in return for a cost of carry and servicing fee to be paid to the seller.

HSBC Finance Corporation

The following table summarizes the components of the lower of amortized cost or fair value adjustment recorded in other revenues during the three months ended March 31, 2013:

	Lower of Amortized Cost or Fair Value Adjustments Associated With
Three Months Ended March 31, 2013	Fair Value	REO	Short Sales	Total
	(in millions)
(Income)/Expense:
Lower of amortized cost or fair value adjustment	$(412)	$(33)	$(9)	$(454)

7.	Fair Value Option

We have elected to apply fair value option (“FVO”) reporting to certain of our fixed rate debt issuances which also qualify for FVO reporting under International Financial Reporting Standards. At March 31, 2013, fixed rate debt accounted for under FVO totaled $10.1 billion, of which $9.6 billion is included as a component of long-term debt and $511 million is included as a component of due to affiliates. At March 31, 2013, we had not elected FVO for $7.6 billion of fixed rate long-term debt carried on our balance sheet. Fixed rate debt accounted for under FVO at March 31, 2013 has an aggregate unpaid principal balance of $9.3 billion which included a foreign currency translation adjustment relating to our foreign denominated FVO debt which increased the debt balance by $137 million.
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
We determine the fair value of the fixed rate debt accounted for under FVO through the use of a third party pricing service. Such fair value represents the full market price (including credit and interest rate impacts) based on observable market data for the same or similar debt instruments. See Note 16, “Fair Value Measurements,” for a description of the methods and significant assumptions used to estimate the fair value of our fixed rate debt accounted for under FVO.
The components of gain (loss) on debt designated at fair value and related derivatives are as follows:

Three Months Ended March 31,	2013	2012
	(in millions)
Mark-to-market on debt designated at fair value(1):
Interest rate component	$86	$79
Credit risk component	(41)	(479)
Total mark-to-market on debt designated at fair value	45	(400)
Mark-to-market on the related derivatives(1)	(113)	(116)
Net realized gains on the related derivatives	84	120
Gain (loss) on debt designated at fair value and related derivatives	$16	$(396)

(1)
Mark-to-market on debt designated at fair value and related derivatives excludes market value changes due to fluctuations in foreign currency exchange rates. Foreign currency translation gains (losses) recorded in derivative related income (expense) associated with debt designated at fair value was a gain of $110 million and a loss of $60 million during the three months ended March 31, 2013 and 2012, respectively. Offsetting gains (losses) recorded in derivative related income (expense) associated with the related derivatives was a loss of $110 million and a gain of $60 million during the three months ended March 31, 2013 and 2012, respectively.

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

HSBC Finance Corporation

On a cumulative basis, we have recorded fair value option adjustments which increased the value of our debt by $779 million and $824 million at March 31, 2013 and December 31, 2012, respectively.
The change in the fair value of the debt and the change in value of the related derivatives reflect the following:

•
Interest rate curve – Rising long-term interest rates during the three months ended March 31, 2013 and 2012 resulted in a gain in the interest rate component on the mark-to-market of the debt and a loss on the mark-to-market of the related derivative. Changes in the value of the interest rate component of the debt as compared to the related derivative are also affected by differences in cash flows and valuation methodologies for the debt and the derivatives. Cash flows on debt are discounted using a single discount rate from the bond yield curve for each bond’s applicable maturity while derivative cash flows are discounted using rates at multiple points along an interest rate yield curve. The impacts of these differences vary as short-term and long-term interest rates shift and time passes. Furthermore, certain derivatives have been called by the counterparty resulting in certain FVO debt having no related derivatives.

•
Credit – During the three months ended March 31, 2013, our credit spreads tightened on overall positive economic news. Our secondary market credit spreads also tightened during the three months ended March 31, 2012 on positive economic news in the United States and as concerns with the European sovereign debt crisis eased with the restructuring of Greek government debt. However, the tightening of credit spreads was more pronounced during the prior year quarter.

Net income volatility, whether based on changes in the interest rate or credit risk components of the mark-to-market on debt designated at fair value and the related derivatives, impacts the comparability of our reported results between periods. Accordingly, gain (loss) on debt designated at fair value and related derivatives for the three months ended March 31, 2013 should not be considered indicative of the results for any future periods.

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
At March 31, 2013 and December 31, 2012, approximately 99.6 percent and 99.7 percent, respectively, of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. At March 31, 2013 and December 31, 2012, the fair value of our agreements with non-affiliate counterparties did not require us or the non-affiliates to provide collateral. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliates to provide collateral to us of $347 million and $75 million at March 31, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement and recorded in our balance sheet as a component of derivative financial assets or derivative related liabilities. At March 31, 2013, we had derivative contracts with a notional value of approximately $22.3 billion, including $22.2 billion outstanding with HSBC Bank USA. At December 31, 2012, we had derivative contracts with a notional value of approximately $26.1 billion, including $26.0 billion outstanding with HSBC Bank USA. Derivative financial instruments are generally expressed in terms of notional principal or contract amounts which are much larger than the amounts potentially at risk for nonpayment by counterparties.
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
Fair Value Hedges  Fair value hedges include interest rate swaps to convert our fixed rate debt to variable rate debt and currency swaps to convert debt issued from one currency into U.S. dollar variable rate debt. All of our fair value hedges are associated with debt. We terminated all of our active positions during the first quarter of 2013 to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012. As of March 31, 2013, the carrying value of our debt was not impacted by active fair value hedges as all active positions were terminated during the quarter. We recorded fair value adjustments to the carrying value of our debt for fair value hedges which increased the carrying amount of our debt by $7 million at December 31, 2012. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our fair value hedges.

HSBC Finance Corporation

	Asset Derivatives Fair Value as of			Liability Derivatives Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$—	$7	Derivative related liabilities	$—	$—
Currency swaps	Derivative financial assets	—	—	Derivative related liabilities	—	—
Total fair value hedges		$—	$7		$—	$—
The following table presents fair value hedging information, including the gain (loss) recorded on the derivative and where that gain (loss) is recorded in the consolidated statement of income (loss) as well as the offsetting gain (loss) on the hedged item that is recognized in current earnings, the net of which represents hedge ineffectiveness.

		Location of Gain (Loss) Recognized in Income on Hedged Item and Derivative	Amount of Gain (Loss) Recognized in Income on the Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
			Three Months Ended March 31,		Three Months Ended March 31,
	Hedged Item		2013	2012	2013	2012
			(in millions)
Interest rate swaps	Fixed rate borrowings	Derivative related income	$—	$(5)	$—	$—
Currency swaps	Fixed rate borrowings	Derivative related income	—	(10)	—	9
Total			$—	$(15)	$—	$9
Cash Flow Hedges Cash flow hedges include interest rate swaps to convert our variable rate debt to fixed rate debt by fixing future interest rate resets of floating rate debt as well as currency swaps to convert debt issued from one currency into U.S. dollar fixed rate debt. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) (“OCI”) net of tax and totaled a loss of $164 million and $329 million at March 31, 2013 and December 31, 2012, respectively. We expect $159 million ($102 million after-tax) of currently unrealized net losses will be reclassified to earnings within one year. However, these reclassified unrealized losses will be offset by decreased interest expense associated with the variable cash flows of the hedged items and will result in no significant net economic impact to our earnings. The following table provides information related to the location of derivative fair values in the consolidated balance sheet for our cash flow hedges.

	Asset Derivatives Fair Value as of			Liability Derivatives Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$(207)	$(450)	Derivative related liabilities	$—	$—
Currency swaps	Derivative financial assets	235	444	Derivative related liabilities	—	—
Total cash flow hedges		$28	$(6)		$—	$—

HSBC Finance Corporation

The following table provides the gain or loss recorded on our cash flow hedging relationships.

	Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into	Gain (Loss) Reclassed From AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized In Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012	Income (Effective Portion)	2013	2012	on the Derivative(Ineffective Portion)	2013	2012
	(in millions)
Interest rate swaps	$42	$90	Interest expense	$(1)	$(3)	Derivative related income	$2	$1
Currency swaps	15	(11)	Interest expense	(5)	(6)	Derivative related income	14	2
			Derivative loss recognized on termination of hedges	(199)	—
Total	$57	$79		$(205)	$(9)		$16	$3
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

	Asset Derivatives Fair Value as of			Liability Derivatives Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$(458)	$(1,084)	Derivative related liabilities	$1	$4
Currency swaps and foreign exchange forward contracts	Derivative financial assets	(16)	(7)	Derivative related liabilities	—	—
Total		$(474)	$(1,091)		$1	$4
The following table provides detail of the realized and unrealized gain or loss recorded on our non-qualifying hedges:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2013	2012
		(in millions)
Interest rate contracts	Derivative related income	$83	$212
Currency contracts	Derivative related income	—	(4)
Total		$83	$208
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

HSBC Finance Corporation

	Asset Derivatives Fair Value as of			Liability Derivatives Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in millions)			(in millions)
Interest rate swaps	Derivative financial assets	$412	$469	Derivative related liabilities	$—	$—
Currency swaps	Derivative financial assets	512	678	Derivative related liabilities	—	—
Total		$924	$1,147		$—	$—
The following table provides the gain or loss recorded on the derivatives related to fair value option debt primarily due to changes in interest rates:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Derivative Related Income (Expense)
		Three Months Ended March 31,
		2013	2012
		(in millions)
Interest rate contracts	Gain (loss) on debt designated at fair value and related derivatives	$(1)	$15
Currency contracts	Gain (loss) on debt designated at fair value and related derivatives	(28)	(11)
Total		$(29)	$4
Notional Value of Derivative Contracts The following table summarizes the notional values of derivative contracts:

	March 31, 2013	December 31, 2012
	(in millions)
Derivatives designated as hedging instruments:
Interest rate swaps	$3,645	$4,949
Currency swaps	6,063	6,063
	9,708	11,012
Non-qualifying hedges:
Derivatives not designated as hedging instruments:
Interest rate swaps	3,784	6,219
Currency swaps	122	122
	3,906	6,341
Derivatives associated with debt carried at fair value:
Interest rate swaps	5,573	5,573
Currency swaps	3,134	3,134
	8,707	8,707
Total	$22,321	$26,060
The decrease in the notional value of our derivative contracts at March 31, 2013 as compared to December 31, 2012 reflects the termination of $2.4 billion of non-qualifying hedges and $300 million of fair value hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding.

Additionally, we terminated $1.0 billion of cash flow hedge positions during the first quarter of 2013. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking issued by the U.S. regulators which would implement

HSBC Finance Corporation

the capital provisions of Basel III, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013.

9.	Disclosures About Offsetting Assets and Liabilities

The following table provides information about financial assets and derivative assets that are subject to offset as of March 31, 2013 and December 31, 2012:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Received	Net Amount
	(in millions)
As of March 31, 2013:
Derivatives	$1,310	$1,179	$131	$—	$—	$131
Securities purchased under agreements to resell	3,275	—	3,275	—	—	3,275
Total	$4,585	$1,179	$3,406	$—	$—	$3,406

As of December 31, 2012:
Derivatives	$1,683	$1,683	$—	$—	$—	$—
Securities purchased under agreements to resell	2,160	—	2,160	—	—	2,160
Total	$3,843	$1,683	$2,160	$—	$—	$2,160

(1)	Gross amounts offset in the balance sheet includes collateral received as of March 31, 2013 and December 31, 2012 of $347 million and $75 million, respectively.
The following table provides information about financial liabilities and derivative liabilities that are subject to offset as of March 31, 2013 and December 31, 2012:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(in millions)
As of March 31, 2013:
Derivatives	$833	$832	$1	$—	$—	$1

As of December 31, 2012:
Derivatives	$1,630	$1,608	$22	$—	$—	$22

HSBC Finance Corporation

10.    Income Taxes

Effective tax rates are analyzed as follows:

Three Months Ended March 31,	2013		2012
	(dollars are in millions)
Tax expense (benefit) at the U.S. federal statutory income tax rate	$160	35.0%	$(278)	(35.0)%
Increase (decrease) in rate resulting from:
State and local taxes, net of Federal benefit	4.9		(4)	(.5)
Validation of tax accounts (1)	(10)	(2.2)	—	—
Adjustment of tax rate used to value deferred taxes	(5)	(1.1)	(7)	(.9)
Change in valuation allowance reserves (2)	10	2.2	8.9
Accrual of tax reserves(3)	(5)	(1.1)	(4)	(.5)
Other	(2)	(.4)	(3)	(.3)
Total income tax expense (benefit)	$152	33.3%	$(288)	(36.3)%

(1)	For 2013, the amount relates to corrections to the current tax liability account and to deferred tax prior period adjustments.

(2)	For 2013 and 2012, the amount relates to increase in valuation allowance on states with net operating loss carryforward periods of 15 to 20 years.

(3)	For 2013 and 2012, the amounts primarily relate to the conclusion of state audits and expiration of state statutes of limitations.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to settlements or statutory expirations in various state and local tax jurisdictions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $108 million and $113 million at March 31, 2013 and December 31, 2012, respectively.
It is our policy to recognize accrued interest related to unrecognized tax benefits in interest income in the consolidated statement of income (loss) and to recognize penalties related to unrecognized tax positions as a component of other servicing and administrative expenses in the consolidated statement of income (loss). We had accruals for the payment of interest associated with uncertain tax positions of $27 million and $36 million at March 31, 2013 and December 31, 2012, respectively. Our accrual for the payment of interest associated with uncertain tax positions decreased by $9 million during the three months ended March 31, 2013. We have $6 million and $6 million in penalty accruals recorded at March 31, 2013 and December 31, 2012, respectively.
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
In evaluating the need for a valuation allowance, the HNAH Group estimates future taxable income based on management approved business plans, future capital requirements and ongoing tax planning strategies, including capital support from HSBC necessary as part of such plans and strategies. The HNAH Group has continued to consider the impact of the economic environment on the U.S. businesses and the expected growth of the deferred tax assets. This evaluation process involves significant management judgment about assumptions that are subject to change from period to period.
In conjunction with the HNAH Group deferred tax evaluation process, based on our forecasts of future taxable income, which include assumptions about the depth and severity of home price depreciation and the U.S. economic environment, including unemployment levels and their related impact on credit losses, we currently anticipate that our results of future operations will generate sufficient taxable income to allow us to realize our deferred tax assets. However, since these market conditions have

HSBC Finance Corporation

created losses in the HNAH Group in recent periods and volatility in our pre-tax book income, our analysis of the reliability of the deferred tax assets significantly discounts any future taxable income expected from continuing operations and relies to a greater extent on continued capital support from our parent, HSBC, including tax planning strategies implemented in relation to such support. HSBC has indicated it remains fully committed and has the capacity and willingness to provide capital as needed to run operations, maintain sufficient regulatory capital, and fund certain tax planning strategies.
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
HSBC Finance Corporation Income Taxes  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits and net operating and other losses. Our net deferred tax assets, including deferred tax liabilities and valuation allowances, totaled $3.5 billion and $3.9 billion as of March 31, 2013 and December 31, 2012, respectively.
The IRS is currently auditing our income tax returns for the period 2006 through 2009 with an anticipated completion in 2013. We remain subject to state and local income tax examinations for years 1998 and forward. We are currently under audit by various state and local tax jurisdictions. Uncertain tax positions are reviewed on an ongoing basis and are adjusted in light of changing facts and circumstances, including progress of tax audits, developments in case law and the closing of statute of limitations. Such adjustments are reflected in the tax provision.

HSBC Finance Corporation

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”) includes certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income (loss) balances.

Three Months Ended March 31,	2013	2012
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Balance at beginning of period	$(358)	$(494)
Other comprehensive income for period:
Net gains arising during period, net of tax of $20 million and $29 million, respectively	36	50
Reclassification adjustment for losses realized in net income, net of tax of $73 million and $3 million, respectively	132	5
Total other comprehensive income for period	168	55
Balance at end of period	(190)	(439)
Unrealized gains (losses) on securities available-for-sale, not other-than temporarily impaired:
Balance at beginning of period	$115	$102
Other comprehensive income for period:
Net unrealized holding gains arising during period, net of tax of $- million and $(5) million, respectively	—	(8)
Reclassification adjustment for gains realized in net income, net of tax of $(62) million and $- million, respectively(1)	(115)	(1)
Total other comprehensive loss for period	(115)	(9)
Balance at end of period	—	93
Unrealized gains (losses) on other-than-temporarily impaired debt securities available-for-sale:
Balance at beginning of period	$1	$—
Other comprehensive income for period:
Other-than-temporary impairment on debt securities available-for-sale recognized in other comprehensive income, net of tax of $- million and $- million, respectively	—	—
Reclassification adjustment for gains realized in net income, net of tax of $(1) million and $- million, respectively(1)	(1)	—
Total other comprehensive loss for period	(1)	—
Balance at end of period	—	—
Pension and postretirement benefit plan liability:
Balance at beginning of period	(26)	(11)
Total other comprehensive income for period	—	—
Balance at end of period	(26)	(11)
Foreign currency translation adjustments:
Balance at beginning of period	11	7
Other comprehensive income (loss) for period:
Translation gains (losses), net of tax of $(1) million and $1 million, respectively	(5)	5
Reclassification adjustment for gains realized in net income, net of tax of $(9) million and $- million, respectively(1)	(15)	—
Total other comprehensive income (loss) for period	(20)	5
Balance at end of period	(9)	12
Total accumulated other comprehensive loss at end of period	$(225)	$(345)

HSBC Finance Corporation

(1)	The amount reclassified for the three months ended March 31, 2013 is included in income (loss) from discontinued operations in our consolidated statement of income (loss).
The following table provides additional information related to amounts reclassified out of accumulated other comprehensive income into the consolidated statement of income (loss) during the three months ended March 31, 2013.

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)(1)	Affected Line Item in the Statement of Income (Loss)
	(in millions)
Unrealized gains (losses) on cash flow hedging instruments:
Interest rate and currency swaps	$(6)	Interest expense
Derivative loss recognized on termination of hedge relationship	(199)	Derivative related income (expense)
Total before tax	(205)
Tax expense (benefit)	(73)
Net of tax	$(132)

(1)	Amounts in parenthesis indicate expenses recognized in the Statement of Income (Loss).

12.	Pension and Other Postretirement Benefits

The components of pension expense for the defined benefit pension plan reflected in our consolidated statement of income (loss) are shown in the table below and reflect the portion of the pension expense of the combined HSBC North America Pension Plan (either the "HSBC North America Pension Plan" or the "Plan") which has been allocated to HSBC Finance Corporation:

Three Months Ended March 31,	2013	2012
	(in millions)
Service cost – benefits earned during the period	$2	$1
Interest cost on projected benefit obligation	14	9
Expected return on assets	(18)	(10)
Recognized losses	11	5
Pension expense	$9	$5
Pension expense was higher during the three months ended March 31, 2013 due to higher expected returns on plan assets due to higher asset levels, partially offset by higher interest costs and higher recognized losses.
Components of the net periodic benefit for our postretirement medical plan benefits other than pensions are as follows:

Three Months Ended March 31,	2013	2012
	(in millions)
Service cost – benefits earned during the period	$—	$—
Interest cost	2	1
Net periodic postretirement benefit cost	$2	$1

13.	Related Party Transactions

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

HSBC Finance Corporation

	March 31, 2013	December 31, 2012
	(in millions)
Assets:
Cash	$294	$193
Securities purchased under agreements to resell	3,275	2,160
Derivative related assets	131	—
Other assets	125	105
Total assets	$3,825	$2,458
Liabilities:
Due to affiliates (includes $511 million and $514 million at March 31, 2013 and December 31, 2012 carried at fair value, respectively)	$9,085	$9,089
Derivative related liability	—	18
Other liabilities(1)	(56)	83
Total liabilities	$9,029	$9,190

(1)	Other liabilities includes $95 million at March 31, 2013 related to accrued interest receivable on derivative positions with affiliates. There were no similar balances at December 31, 2012.

Three Months Ended March 31,	2013	2012
	(in millions)
Income/(Expense):
Interest income from HSBC affiliates	$1	$1
Interest expense paid to HSBC affiliates(1)	(139)	(139)
Net interest income (loss)	$(138)	$(138)
Gain (loss) on FVO debt with affiliate	$3	$(14)
HSBC affiliate income:
Servicing and other fees from HSBC affiliates:
Real estate secured servicing and related fees from HSBC Bank USA	$3	$3
Other servicing, processing and support revenues	1	2
HSBC Technology and Services (USA) Inc. (“HTSU”) administrative fees and rental revenue(2)	3	3
Total servicing and other fees from HSBC affiliates	$7	$8
Support services from HSBC affiliates	$(68)	$(66)
Stock based compensation expense with HSBC	$(2)	$(1)

(1)
Includes interest expense paid to HSBC affiliates for debt held by HSBC affiliates as well as net interest paid to or received from HSBC affiliates on risk management positions related to non-affiliated debt.

(2)	Rental revenue/(expense) from HTSU totaled $3 million and $3 million during the three months ended March 31, 2013 and 2012, respectively.
Transactions with HSBC USA Inc., including HSBC Bank USA:

•
In 2003 and 2004, we sold approximately $3.7 billion of real estate secured receivables to HSBC Bank USA. We continue to service these receivables for a fee. At March 31, 2013 and December 31, 2012, we were servicing receivables totaling $1.1 billion and $1.2 billion, respectively. Servicing fees for these receivables totaled $1 million and $1 million during the three months ended March 31, 2013 and 2012, respectively.

•
Under multiple service level agreements, we also provide various services to HSBC Bank USA, including processing activities and other operational and administrative support. Fees received for these services are reported as Servicing and other fees from HSBC affiliates.

•
In the fourth quarter of 2009, an initiative was begun to streamline the servicing of real estate secured receivables across North America. As a result, certain functions that we had previously performed for our mortgage customers were being performed by HSBC Bank USA for all North America mortgage customers, including our mortgage customers. Additionally, we began performing certain functions for all North America mortgage customers where these functions had been previously provided

HSBC Finance Corporation

separately by each entity. During 2011, we began a process to separate these functions so that each entity will be servicing its own mortgage customers when the process is completed. The following table summarizes fees received and paid during the three months ended March 31,2013 and 2012, respectively:

Three Months Ended March 31,	2013	2012
	(in millions)
Fees received from HSBC Bank USA	$2	$2
Fees paid to HSBC Bank USA	—	2

•
In July 2010, we transferred certain employees in our real estate secured receivable servicing department to a subsidiary of HSBC Bank USA. These employees continue to service our real estate secured receivable portfolio and we pay a fee to HSBC Bank USA for these services. During the three months ended March 31, 2013 and 2012, we paid $16 million and $14 million, respectively, for services we received from HSBC Bank USA.

•
The notional value of derivative contracts outstanding with HSBC subsidiaries totaled $22.2 billion and $26.0 billion at March 31, 2013 and December 31, 2012, respectively. When the fair value of our agreements with affiliate counterparties requires the posting of collateral, it is provided in either the form of cash and recorded on the balance sheet, consistent with third party arrangements, or in the form of securities which are not recorded on our balance sheet. The fair value of our agreements with affiliate counterparties required the affiliate to provide collateral to us of $347 million and $75 million at March 31, 2013 and December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.

•
During the fourth quarter of 2011, HSBC USA Inc. extended a $3.0 billion 364-day uncommitted revolving credit agreement to us which allows for borrowings with maturities of up to 15 years. During the second quarter of 2012, an amendment was executed to increase the credit agreement to $4.0 billion. As of both March 31, 2013 and December 31, 2012, $2.0 billion was outstanding under this credit agreement with $512 million maturing in September 2017 and $1.5 billion maturing in January 2018.

•
HSBC Bank USA extended a $1.5 billion uncommitted secured credit facility to certain of our subsidiaries in December 2008. This credit facility currently matures in November 2013. Any draws on this credit facility require regulatory approval. There were no balances outstanding at March 31, 2013 or December 31, 2012.

•
In May 2012, HSBC USA Inc. extended a $2.0 billion committed revolving credit facility to us which expires in May 2017. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.

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
The following table summarizes the cumulative amount of receivables sold on a daily basis during the three months ended March 31, 2012:

		Credit Cards
	Private Label	General Motors	Union Plus	Other	Total
	(in billions)
Total of receivables sold on a daily basis to HSBC Bank USA during:
Three months ended March 31, 2012	$3.3	$2.9	$0.7	$1.0	$7.9

HSBC Finance Corporation

Gains on the daily sales of the receivables discussed above during 2012 through the date of sale, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $79 million during the three months ended March 31, 2012. No gains were recorded during the three months ended March 31, 2013 following the sale of our Card and Retail Services business to Capital One on May 1, 2012. Fees received for servicing these receivable portfolios during 2012 through the date of sale, which are included as a component of income from discontinued operations in the consolidated statement of income (loss), totaled $157 million during the three months ended March 31, 2012. No fees were received during the three months ended March 31, 2013 following the sale of our Card and Retail Services business to Capital One on May 1, 2012.
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
Transactions with other HSBC affiliates:

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

•
We use HSBC Global Resourcing (UK) Ltd., an HSBC affiliate located outside of the United States, to provide various support services to our operations including among other areas, customer service, systems, collection and accounting functions. The expenses related to these services of $2 million and $3 million during the three months ended March 31, 2013 and 2012, respectively, are included as a component of Support services from HSBC affiliates in the table above.

•
Due to affiliates includes amounts owed to subsidiaries of HSBC as a result of direct debt issuances. At March 31, 2013 and December 31, 2012, due to affiliates includes $511 million and $514 million carried at fair value under FVO reporting, respectively. During the three months ended March 31, 2013 and 2012, loss on debt designated at fair value and related derivatives includes a gain of $3 million and a loss of $14 million, respectively, related to these debt issuances.

•	During the first quarter of 2012, we executed two new $250 million loan agreements with HSBC Investments (Bahamas) Limited. During the third quarter of 2012, these loans matured and were not renewed.

•
During the second quarter of 2011, we executed a $600 million loan agreement with HSBC North America which provides for three $200 million borrowings with maturities between 2034 and 2035. As of March 31, 2013 and December 31, 2012, $600 million was outstanding under this loan agreement.

•
During the fourth quarter of 2011, we executed a credit facility of $400 million with HSBC Trinkaus & Burkhardt AG (“Trinkaus”). As of December 31, 2012, there were no amounts outstanding under this credit facility. This credit facility was terminated in October 2012.

•
During the fourth quarter of 2011, we executed a revolving credit facility of $500 million with HSBC Investments (Bahamas) Limited maturing in April 2014. In October 2012, the amount available under the credit facility was reduced to $100 million. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this loan agreement.

•
In February 2012, HSBC North America extended to us a $455 million, 364-day uncommitted revolving credit facility. In January 2013, the facility was extended until January 2014. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.

•
During the fourth quarter of 2010, we issued 1,000 shares of Series C preferred stock to HINO for $1.0 billion. We began paying dividends on the Series C preferred stock during the first quarter of 2011. Dividends paid on the Series C Preferred Stock totaled $22 million and $22 million the three months ended March 31, 2013 and 2012, respectively.

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

•
Domestic employees of HSBC Finance Corporation participate in a defined benefit pension plan and other post-retirement benefit plans sponsored by HSBC North America. See Note 12, “Pension and Other Post-retirement Benefits,” for additional information on this pension plan.

•
We guaranteed the long-term and medium-term notes issued by our Canadian business prior to its sale to HSBC Bank Canada through May 2012 when the notes were paid in full. The fees recorded for providing this guarantee in 2012 were not significant and are included in interest income from HSBC affiliates in the table above. As part of the sale of our Canadian business to HSBC Bank Canada, the sale agreement allowed us to continue to distribute various insurance products through the branch network for a fee which is included as a component of income from discontinued operations. We distributed insurance products for HSBC Bank Canada until the Insurance business was sold on March 29, 2013.

14.	Business Segments

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Our segment results are reported on a continuing operations basis. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.
Previously we reported our corporate and treasury activities, which included the impact of FVO debt, in the All Other caption in our segment reporting. With the completion of the sale of our Insurance business on March 29, 2013 as more fully discussed in Note 3, “Discontinued Operations,” our corporate and treasury activities are now solely supporting our Consumer Lending and Mortgage Services businesses. As a result, beginning in the first quarter of 2013 we are now reporting these activities within the Consumer Segment and no longer presenting an “All Other” caption within segment reporting. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in measurement or composition of our segment reporting as compared with the presentation in our 2012 Form 10-K.
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

HSBC Finance Corporation

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
Credit loss reserves on TDR Loans for U.S. GAAP are established based on the present value of expected future cash flows discounted at the loans' original effective interest rate. Under IFRSs, impairment on the residential mortgage loans where we have granted the borrower a concession as a result of financial difficulty is measured based on the cash flows attributable to the credit loss events which occurred before the reporting date. HSBC's accounting policy under IFRSs is to remove such loans from the category of impaired loans after a defined period of re-performance, although such loans remain segregated from loans that were not impaired in the past for the purposes of collective impairment assessment to reflect their credit risk. Under U.S. GAAP, when a loan is impaired the impairment is measured based on all expected cash flows over the remaining expected life of the loan. Such loans remain impaired for the remainder of their lives under U.S. GAAP.
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Operating Expenses
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). As a result of an amendment to the applicable IFRSs effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on the riskier plan assets. In 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
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

HSBC Finance Corporation

Reconciliation of our IFRS Basis segment results to the U.S. GAAP consolidated totals are as follows:

	IFRS Basis Consumer Segment Totals	IFRS Adjustments(1)	IFRS Reclassifications(2)	U.S. GAAP Consolidated Totals

Three Months Ended March 31, 2013:
Net interest income	$636	$(159)	$(83)	$394
Other operating income (Total other revenues)	(199)	462	91	354
Total operating income (loss)	437	303	8	748
Loan impairment charges (Provision for credit losses)	319	(295)	—	24
Net interest income and other operating income less provision for credit losses	118	598	8	724
Operating expenses	255	5	8	268
Profit (loss) before tax	$(137)	$593	$—	$456
Balances at end of period:
Customer loans (Receivables)	$36,021	$(4,050)	$(41)	$31,930
Assets	46,941	(2,208)	—	44,733
Three Months Ended March 31, 2012:
Net interest income	$645	$(121)	$(116)	$408
Other operating income (Total other revenues)	(318)	(14)	137	(195)
Total operating income (loss)	327	(135)	21	213
Loan impairment charges (Provision for credit losses)	854	(63)	—	791
Net interest income and other operating income less provision for credit losses	(527)	(72)	21	(578)
Operating expenses	189	5	21	215
Profit (loss) before tax	$(716)	$(77)	$—	$(793)
Balances at end of period:
Customer loans (Receivables)	$46,199	$(104)	$(54)	$46,041
Assets	53,576	(2,782)	—	50,794

(1)	IFRS Adjustments consist of the accounting differences between U.S. GAAP and IFRSs which have been described more fully above.

(2)	Represents differences in balance sheet and income statement presentation between U.S. GAAP and IFRSs.

HSBC Finance Corporation

15.	Variable Interest Entities

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
The following table summarizes the assets and liabilities of these consolidated secured financing VIEs as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Consolidated Assets	Consolidated Liabilities	Consolidated Assets	Consolidated Liabilities
	(in millions)
Real estate collateralized funding vehicles:
Cash	$3	$—	$6	$—
Receivables, net	4,088	—	4,197	—
Available-for-sale investments	—	—	—	—
Other liabilities	—	(44)	—	(39)
Long-term debt	—	2,759	—	2,878
Total	$4,091	$2,715	$4,203	$2,839
The assets of the consolidated VIEs serve as collateral for the obligations of the VIEs. The holders of the debt securities issued by these vehicles have no recourse to our general assets.
Unconsolidated VIEs As of March 31, 2013 and December 31, 2012, all of our unconsolidated VIEs, which relate to low income housing partnerships, leveraged lease and investments in community partnerships, are reported within our discontinued operations. We do not have any unconsolidated VIEs within continuing operations.

16.	Fair Value Measurements

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

HSBC Finance Corporation

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
Input valuation adjustment - Where fair value measurements are determined using internal valuation model based on unobservable inputs, certain valuation inputs may be less readily determinable. There may be a range of possible valuation inputs that market participants may assume in determining the fair value measurement. The resultant fair value measurement has inherent measurement risk if one or more significant parameters are unobservable and must be estimated. An input valuation adjustment is necessary to reflect the likelihood that market participants may use different input parameters, and to mitigate the possibility of measurement error.
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

HSBC Finance Corporation

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
Fair Value of Financial Instruments  The fair value estimates, methods and assumptions set forth below for our financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and should be read in conjunction with the financial statements and notes included in this Form 10-Q. The following table summarizes the carrying values and estimated fair value of our financial instruments at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$545	$545	$545	$—	$—
Interest bearing deposits with banks	403	403	—	403	—
Securities purchased under agreements to resell	3,275	3,275	—	3,275	—
Real estate secured receivables(1):
First lien	25,606	19,776	—	—	19,776
Second lien	2,938	1,254	—	—	1,254
Total real estate secured receivables	28,544	21,030	—	—	21,030
Receivables held for sale	6,354	6,354	—	2,947	3,407
Due from affiliates	—	—	—	—	—
Derivative financial assets	131	131	—	131	—
Financial liabilities:
Due to affiliates carried at fair value	511	511	—	511	—
Due to affiliates not carried at fair value	8,574	8,678	—	8,678	—
Long-term debt carried at fair value	9,573	9,573	—	9,573	—
Long-term debt not carried at fair value	17,982	18,550	—	15,959	2,591
Derivative financial liabilities	1	1	—	1	—

HSBC Finance Corporation

	December 31, 2012
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(in millions)
Financial assets:
Cash	$197	$197	$197	$—	$—
Interest bearing deposits with banks	1,371	1,371	—	1,371	—
Securities purchased under agreements to resell	2,160	2,160	—	2,160	—
Securities	80	80	80	—	—
Real estate secured receivables(1):
First lien	26,218	19,586	—	—	19,586
Second lien	3,066	1,113	—	—	1,113
Total real estate secured receivables	29,284	20,699	—	—	20,699
Receivables held for sale	6,203	6,203	—	—	6,203
Due from affiliates	105	105	—	105	—
Derivative financial assets	—	—	—	—	—
Financial liabilities:
Due to affiliates carried at fair value	514	514	—	514	—
Due to affiliates not carried at fair value	8,575	8,654	—	8,654	—
Long-term debt carried at fair value	9,725	9,725	—	9,725	—
Long-term debt not carried at fair value	18,701	19,172	—	16,537	2,635
Derivative financial liabilities	22	22	—	22	—

(1)
The carrying amount of consumer receivables presented in the table above reflects the amortized cost of the receivable, including any accrued interest, less credit loss reserves as well as any charge-offs recorded in accordance with our existing charge-off policies.

Receivable values presented in the table above were determined using the Fair Value Framework for measuring fair value, which is based on our best estimate of the amount within a range of values we believe would be received in a sale as of the balance sheet date (i.e. exit price). The secondary market demand and estimated value for our receivables has been heavily influenced by the challenging economic conditions during the past few years, including house price depreciation, elevated unemployment, changes in consumer behavior, changes in discount rates and the lack of financing options available to support the purchase of receivables. Many investors are non-bank financial institutions or hedge funds with high equity levels and a high cost of debt. For certain consumer receivables, investors incorporate numerous assumptions in predicting cash flows, such as higher charge-off levels and/or slower voluntary prepayment speeds than we, as the servicer of these receivables, believe will ultimately be the case. The investor's valuation process reflects this difference in overall cost of capital assumptions as well as the potential volatility in the underlying cash flow assumptions, the combination of which may yield a significant pricing discount from our intrinsic value. The estimated fair values at March 31, 2013 and December 31, 2012 reflect these market conditions. The increase in fair value of the real estate secured receivables held for sale during the first quarter of 2013 is the result of improved conditions in the housing industry, lower required market yields and increased investor demand for these types of receivables. Additionally, investors are incorporating improved home price assumptions as increases in new and existing home sales during the quarter drove down available inventory and elevated home prices to the highest level in two years.

HSBC Finance Corporation

Assets and Liabilities Recorded at Fair Value on a Recurring Basis  The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total of Assets (Liabilities) Measured at Fair Value
	(in millions)
March 31, 2013
Derivative financial assets:
Interest rate swaps	$—	$455	$—	$—	$455
Currency swaps	—	855	—	—	855
Derivative netting	—	—	—	(1,179)	(1,179)
Total derivative financial assets	—	1,310	—	(1,179)	131
Total assets	$—	$1,310	$—	(1,179)	$131
Due to affiliates carried at fair value	$—	$(511)	$—	$—	$(511)
Long-term debt carried at fair value	—	(9,573)	—	—	(9,573)
Derivative related liabilities:
Interest rate swaps	—	(709)	—	—	(709)
Currency swaps	—	(124)	—	—	(124)
Derivative netting	—	—	—	832	832
Total derivative related liabilities	—	(833)	—	832	(1)
Total liabilities	$—	$(10,917)	$—	$832	$(10,085)
December 31, 2012
Derivative financial assets:
Interest rate swaps	$—	$524	$—	$—	$524
Currency swaps	—	1,159	—	—	1,159
Derivative netting	—	—	—	(1,683)	(1,683)
Total derivative financial assets	—	1,683	—	(1,683)	—
Available-for-sale securities:
Money market funds	80	—	—	—	80
Total available-for-sale securities	80	—	—	—	80
Total assets	$80	$1,683	$—	$(1,683)	$80
Due to affiliates carried at fair value	$—	$(514)	$—	$—	$(514)
Long-term debt carried at fair value	—	(9,725)	—	—	(9,725)
Derivative related liabilities:
Interest rate swaps	—	(1,585)	—	—	(1,585)
Currency swaps	—	(45)	—	—	(45)
Derivative netting	—	—	—	1,608	1,608
Total derivative related liabilities	—	(1,630)	—	1,608	(22)
Total liabilities	$—	$(11,869)	$—	$1,608	$(10,261)

(1)	Represents counterparty and swap collateral netting which allow the offsetting of amounts relating to certain contracts when certain conditions are met.

We did not have any U.S. corporate debt securities at March 31, 2013 or December 31, 2012.
Significant Transfers Between Level 1 and Level 2 There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.
Information on Level 3 Assets and Liabilities There were no assets or liabilities recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 or 2012.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis The following table presents information about our assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

HSBC Finance Corporation

	Non-Recurring Fair Value Measurements as of March 31, 2013				Total Gains (Losses) for the Three Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Receivables held for sale:
Real estate secured	$—	$—	$3,407	$3,407	$536
Personal non-credit card	—	2,947	—	2,947	(82)
Total receivables held for sale	—	2,947	3,407	6,354	454
Real estate owned(1)	—	271	—	271	(17)
Total assets at fair value on a non-recurring basis	$—	$3,218	$3,407	$6,625	$437

	Non-Recurring Fair Value Measurements as of March 31, 2012				Total Gains (Losses) for the Three Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Real estate owned(1)	$—	$290	$—	$290	$(26)
Total assets at fair value on a non-recurring basis	$—	$290	$—	$290	$(26)

(1)
Real estate owned is required to be reported on the balance sheet net of transactions costs. The real estate owned amounts in the table above reflect the fair value of the underlying asset unadjusted for transaction costs.

The following table presents quantitative information about non-recurring fair value measurements of assets and liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2013:

	Fair Value				Range of Inputs
Financial Instrument Type	March 31, 2013	December 31, 2012	Valuation Technique	Significant Unobservable Inputs	March 31, 2013			December 31, 2012
Receivables held for sale carried at fair value:
Real estate secured	$3,407	$3,022	Third party appraisal valuation based on	Collateral severity rates(1)	0%	-	97%	0%	-	92%
			estimated loss severities, including collateral values, cash flows and	Expenses incurred through collateral disposition	5%	-	10%	5%	-	10%
			market discount rate	Market discount rate	6%	-	10%	10%	-	15%
Personal non-credit card(2)	—	3,181	Third party valuation based on estimated loss rates, cash	Loss rate				13%	-	19%
			flows and market discount rate	Market discount rate				10%	-	15%

(1)
The majority of the real estate secured receivables held for sale consider collateral value, among other items, in determining fair value. Collateral values are based on the most recently available broker's price opinion and the collateral loss severity rate averaged 36 percent and 37 percent at March 31, 2013 and December 31, 2012, respectively.

(2)
While our personal non-credit card portfolio held for sale was classified as Level 3 at December 31, 2012, as of March 31, 2013 its classification changed as a result of the agreement to sell the portfolio at an agreed upon price and is classified as Level 2 as of March 31, 2013.

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
Securities:   The carrying amount of money market funds held at December 31, 2012 approximates fair value due to the asset's liquid nature.
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
Valuation inputs include estimates of future interest rates, prepayment speeds, default and loss curves, estimated collateral values (including expenses to be incurred to maintain the collateral) and market discount rates reflecting management's estimate of the rate of return that would be required by investors in the current market given the specific characteristics and inherent credit risk of the receivables. Some of these inputs are influenced by collateral value changes and unemployment rates. To the extent available, such inputs are derived principally from or corroborated by observable market data by correlation and other means. We perform analytical reviews of fair value changes on a quarterly basis and periodically validate our valuation methodologies and assumptions based on the results of actual sales of such receivables. In addition, from time to time, we may hold discussions directly with potential investors. Portfolio risk management personnel provide further validation through discussions with third party brokers. Since some receivables pools may have features which are unique, the fair value measurement processes use significant unobservable inputs which are specific to the performance characteristics of the various receivable portfolios.
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

HSBC Finance Corporation

17.	Litigation and Regulatory Matters

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
Litigation - Continuing Operations
Securities Litigation  As a result of an August 2002 restatement of previously reported consolidated financial statements and other corporate events, including the 2002 settlement with 46 states and the District of Columbia relating to real estate lending practices, Household International and certain former officers were named as defendants in a class action lawsuit, Jaffe v. Household International, Inc., et al. (N.D. Ill. No. 02 C5893), filed August 19, 2002. The complaint asserted claims under § 10 and § 20 of the Securities Exchange Act of 1934. Ultimately, a class was certified on behalf of all persons who acquired and disposed of Household International common stock between July 30, 1999 and October 11, 2002. The claims alleged that the defendants knowingly or recklessly made false and misleading statements of material fact relating to Household's Consumer Lending operations, including collections, sales and lending practices, some of which ultimately led to the 2002 state settlement agreement, and facts relating to accounting practices evidenced by the restatement. A jury trial concluded in April 2009, which was decided partly in favor of the plaintiffs. Following post-trial briefing, the District Court ruled that various legal challenges to the verdict, including as to loss causation and other matters, would not be considered until after a second phase of the proceedings addressing issues of reliance and the submission of claims by class members had been completed. The District Court ruled in November 2010 that claim forms should be mailed to class members, to ascertain which class members may have claims for damages arising from reliance on the misleading statements found by the jury. The District Court also set out a method for calculating damages for class members who filed claims. As previously reported, lead plaintiffs, in court filings in March 2010, estimated that damages could range 'somewhere between $2.4 billion to $3.2 billion to class members', before pre-judgment interest.
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
In September 2012, the District Court rejected defendants' arguments that the presumption of reliance generally had been defeated either as to the class or as to particular institutional claimants. In addition, the District Court has made various rulings with respect to the validity of specific categories of claims, and held certain categories of claims valid, certain categories of claims invalid, and directed further proceedings before a court-appointed Special Master to address objections regarding certain other claim submission issues. In light of those rulings and through various agreements of the parties, currently there is approximately $1.45 billion in claims as to which there remain no unresolved objections relating to the claims form submissions. In addition, approximately $720 million in claims remain to be addressed before the Special Master with respect to various claims form objections, with a small portion of those potentially subject to further trial proceedings. Therefore, based upon proceedings to date, the current range of a possible final judgment, prior to imposition of prejudgment interest (if any), is between approximately $1.45 billion and $2.17 billion. The District Court may wait for a resolution of all disputes as to all claims before entering final judgment, or the District

HSBC Finance Corporation

Court may enter a partial judgment on fewer than all claims pending resolution of disputes as to the remaining claims. Post-verdict legal challenges remain to be addressed by the District Court.
The timing and outcome of the ultimate resolution of this matter is uncertain. When a final judgment, partial or otherwise, is entered by the District Court, the parties have 30 days in which to appeal the verdict to the Seventh Circuit Court of Appeals. Despite the jury verdict and the various rulings of the District Court, we continue to believe that we have meritorious grounds for appeal of one or more of the rulings in the case and intend to appeal the District Court's final judgment, partial or otherwise.
Upon final judgment, partial or otherwise, we will be required to provide security for the judgment in order to suspend execution of the judgment while the appeal is ongoing by either depositing cash in an interest-bearing escrow account or posting an appeal bond in the amount of the judgment (including any pre-judgment interest awarded). Given the complexity and uncertainties associated with the actual determination of damages, including the outcome of any appeals, there is a wide range of possible damages. We believe we have meritorious grounds for appeal on matters of both liability and damages, and will argue on appeal that damages should be zero or a relatively insignificant amount. If the Appeals Court rejects or only partially accepts our arguments, the amount of damages, based upon the claims submitted and the potential application of pre-judgment interest (calculated based upon a one-year treasury constant rate compounded annually), may lie in a range from a relatively insignificant amount to somewhere in the region of $2.7 billion. Should plaintiffs' successfully cross-appeal certain issues related to the validity of specific claims or should a different pre-judgment interest rate be applied, it is reasonably possible that future losses related to this matter could be up to or exceed $3.5 billion. We continue to maintain a reserve for this matter in an amount that represents management's current estimate of probable losses.
Lender-Placed Insurance Matters  Lender-placed insurance involves a lender obtaining an insurance policy (hazard or flood insurance) on a mortgaged property when the borrower fails to maintain their own policy. The cost of the lender-placed insurance is then passed on to the borrower. Industry practices with respect to lender-placed insurance are receiving heightened regulatory scrutiny from both federal and state agencies. Beginning in October 2011, a number of mortgage servicers and insurers, including our affiliates, HSBC Insurance (USA) Inc. and HSBC Mortgage Services Inc., received subpoenas from the New York Department of Financial Services (the “NYDFS”) with respect to lender-placed insurance activities dating back to September 2005. We have and will continue to provide documentation and information to the NYDFS that is responsive to the subpoena. Additionally, in March 2013, the Massachusetts Attorney General issued a Civil Investigative Demand (“MA LPI CID”) to HSBC Mortgage Services Inc. seeking information about lender-placed insurance activities. We anticipate providing documentation and information responsive to the MA LPI CID as well.
Between June 2011 and April 2013, several putative class actions related to lender-placed insurance were filed against various HSBC U.S. entities, including actions against one or more of our subsidiaries captioned Montanez et al v. HSBC Mortgage Corporation (USA) et al. (E.D. Pa. No. 11-CV-4074); West et al. v. HSBC Mortgage Corporation (USA) et al. (South Carolina Court of Common Pleas, 14th Circuit No. 12-CP-00687); Weller et al. v. HSBC Mortgage Services, Inc. et al. (D. Col. No. 13-CV-00185); Hoover et al. v. HSBC Bank USA, N.A. et al. (N.D.N.Y. 13-CV-00149); and Lopez v. HSBC Bank USA, N.A. et al. (S.D. Fla. 13-CV-21104). These actions relate primarily to industry-wide practices, and include allegations regarding the relationships and potential conflicts of interest between the various entities that place the insurance, the value and cost of the insurance that is placed, back-dating policies to the date the borrower allowed it to lapse, self-dealing and insufficient disclosure.
A recent routine state examination of our mortgage servicing practices concluded that borrowers were overcharged for lender-placed hazard insurance coverage based on the terms of the underlying mortgages during the period from July 2008 through April 2012, and required us to refund excess premiums charged to impacted borrowers in that state. In the first quarter of 2012, we recorded an accrual reflecting our estimate of premiums that will be refunded to the impacted borrowers as well as borrowers in other states who may have similar contractual claims. In December 2012, we entered into an agreement with the NYDFS to refund premiums to borrowers in the State of New York who may have contractual claims and, in January 2013, we initiated a nationwide refund program to borrowers who may have similar contractual claims.
Telephone Consumer Protection Act Litigation Between May 2012 and January 2013, two substantially similar putative class actions were filed against various HSBC U.S. entities, including actions against us or one or more of our subsidiaries: Mills & Wilkes v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., HSBC Mortgage Services, Inc. HSBC Auto Finance, Inc. & HSBC Consumer Lending (USA), Inc., Case No.: 12-cv-04010-MEJ (N.D. Cal.); McDonald v. HSBC Bank USA, N.A., Case No. 37-2012-00058369-CU-MC-NC; and Comstock v. HSBC Bank U.S.A, N.A., Case No. 12-cv-0001-CAB-JMA (S.D. Cal.). A number of individual actions also have been filed. The plaintiffs in these actions allege that the HSBC defendants contacted them, or the members of the class they seek to represent, on their cellular telephones using an automatic telephone dialing system and/or an artificial or prerecorded voice, without their express consent, in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys' fees, costs and injunctive relief. The TCPA provides for statutory damages of $500 for each violation ($1,500 for willful violations).

HSBC Finance Corporation

The parties currently are engaged in discovery in Mills. The Comstock matter has been resolved with the plaintiff on an individual basis for an immaterial amount. The other actions are in various stages of discovery and/or settlement discussions.
Litigation - Discontinued Operations
Credit Card Litigation  Since June 2005, HSBC Bank USA, HSBC Finance Corporation, HSBC North America and HSBC, as well as other banks and Visa Inc. and MasterCard Incorporated, have been named as defendants in four class actions filed in Connecticut and the Eastern District of New York: Photos Etc. Corp. et al v. Visa U.S.A., Inc., et al.(D. Conn. No. 3:05-CV-01007 (WWE)); National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521(JG)); and American Booksellers Asps' v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. Various individual (non-class) actions were also brought by merchants against Visa Inc., and MasterCard Incorporated. These class and individual merchant actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits were consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Sharing Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The parties engaged in a mediation process and the putative class plaintiffs filed a class settlement agreement with the District Court on October 19, 2012, and the District Court entered an order preliminarily approving the class settlement on November 27, 2012. The class settlement is subject to final approval by the District Court. Pursuant to the class settlement agreement and the Sharing Agreements, we have deposited our portion of the class settlement amount into an escrow account for payment in the event the class settlement is approved. On October 22, 2012, a settlement agreement with the individual merchant plaintiffs became effective, and pursuant to the Sharing Agreements we have deposited our portion of that settlement amount into an escrow account.
Debt Cancellation Litigation Between July 2010 and May 2011, eight substantially similar putative class actions were filed against our subsidiaries, HSBC Bank Nevada, N.A. (“HSBC Bank Nevada”) and HSBC Card Services Inc.: Rizera et al v. HSBC Bank Nevada et al. (D.N.J. No. 10-CV-03375); Esslinger et al v. HSBC Bank Nevada, N.A. et al. (E.D. Pa. No. 10-CV-03213); McAlister et al. v. HSBC Bank Nevada, N.A. et al. (W.D. Wash. No. 10-CV-05831); Mitchell v. HSBC Bank Nevada, N.A. et al. (D. Md. No. 10-CV-03232); Samuels v. HSBC Bank Nevada, N.A. et al. (N.D. III. No. 11-CV-00548); McKinney v. HSBC Card Services et al. (S.D. III. No. 10-CV-00786); Chastain v. HSBC Bank Nevada, N.A. (South Carolina Court of Common Pleas, 13th Circuit) (filed as a counterclaim to a pending collections action); Colton et al. v. HSBC Bank Nevada, N.A. et al. (C.D. Ca. No. 11-CV-03742). These actions principally allege that cardholders were enrolled in debt cancellation or suspension products and challenge various marketing or administrative practices relating to those products. The plaintiffs' claims include breach of contract and the implied covenant of good faith and fair dealing, unconscionability, unjust enrichment, and violations of state consumer protection and deceptive acts and practices statutes. The Mitchell action was withdrawn by the plaintiff in March 2011. In July 2011, the parties in Rizera, Esslinger, McAlister, Samuels, McKinney and Colton executed a memorandum of settlement and subsequently submitted the formal settlement on a consolidated basis for approval by the United States District Court for the Eastern District of Pennsylvania in the Esslinger matter. In February 2012, the District Court granted preliminary approval of the settlement. The plaintiff in Chastain appealed the District Court's preliminary approval order. The appellate court dismissed that appeal.
On October 1, 2012, the District Court held a hearing for final approval of the settlement in the Esslinger matter. Several objectors to the settlement appeared at the hearing, including representatives for the Attorneys General in West Virginia, Hawaii and Mississippi, where they asserted that claims brought in those Attorneys General's lawsuits (discussed below) should not be covered by the release in the Esslinger matter. In November 2012, the District Court entered a final approval order confirming the settlement. In its accompanying memorandum, the District Court noted that claims belonging solely to the states are not impacted by the settlement, but that claims brought by the Attorneys General seeking recovery for class members are precluded by the Esslinger settlement. Chastain and two other class members filed notices of appeal of the final approval order. Two of the three appeals were dismissed on motion including Chastain. The third appeal remains pending.
In October 2011, the Attorney General for the State of West Virginia filed a purported class action in the Circuit Court of Mason County, West Virginia, captioned State of West Virginia ex rel. Darrell V. McGraw, Jr. et al v. HSBC Bank Nevada, N.A. et al. (No. 11-C-93-N), alleging similar claims in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in West Virginia. In September 2012, the Attorney General filed an amended complaint adding our affiliate, HSBC Bank USA, N.A, as a defendant. In addition to damages, the Attorney General is seeking

HSBC Finance Corporation

civil money penalties and injunctive relief. The action was initially removed to Federal court. The Attorney General's motion to remand to State court was granted and we filed a motion to dismiss the complaint in March 2012. The motion to dismiss was denied and discovery is ongoing. In late 2011, we received an information request regarding the same products from another state's Attorney General, although no action has yet been filed in that state.
In April 2012, the Attorney General for the State of Hawaii filed lawsuits against seven major credit card companies, including certain of our subsidiaries, in the Circuit Court of the First Circuit for the State of Hawaii, captioned State of Hawaii ex rel David Louie, Attorney General v. HSBC Bank Nevada N.A. and HSBC Card Services, Inc., et al. (No. 12-1-0983-04), alleging claims that are substantially the same as those asserted in the Esslinger and related matters discussed above, in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Hawaii. The relief sought includes an injunction against deceptive and unfair practices, restitution and disgorgement of profits, and civil monetary penalties. The action was removed to Federal court in May 2012. In June 2012, the Attorney General filed a motion to remand, which was subsequently denied. The Attorney General then withdrew its pending motion to consolidate the actions and filed a motion to certify the denial of its remand motion for interlocutory appeal. The motion for permission to appeal has been granted.
In June 2012, the Attorney General for the State of Mississippi filed complaints against six credit card companies, including our subsidiaries HSBC Bank Nevada and HSBC Card Services Inc. and our affiliate HSBC Bank USA, N.A. In an action captioned Jim Hood, Attorney General of the State of Mississippi, ex. rel. The State of Mississippi v. HSBC Bank Nevada, N.A., HSBC Card Services, Inc., and HSBC Bank USA, N.A., the Attorney General alleges claims that are substantially the same as those asserted in the Esslinger and related matters discussed above, in connection with the marketing, selling and administering of ancillary services, including debt cancellation and suspension products to consumers in Mississippi. The relief sought includes injunction against deceptive and unfair practices, disgorgement of profits, and civil money penalties. In August 2012, this action was removed to Federal court and the Attorney General filed a motion to remand. Briefing on the Attorney General's motion to remand has been completed and the motion remains pending.
DeKalb County, et al. v. HSBC North America Holdings Inc., et al. In October 2012, three of the five counties constituting the metropolitan area of Atlanta, Georgia, filed a lawsuit pursuant to the Fair Housing Act against HSBC North America and numerous subsidiaries, including HSBC Finance Corporation and HSBC Bank USA, in connection with residential mortgage lending, servicing and financing activities. In the action, captioned DeKalb County, Fulton County, and Cobb County, Georgia v. HSBC North America Holdings Inc., et al. (N.D. Ga. No. 12-CV-03640), the plaintiff counties assert that the defendants' allegedly discriminatory lending and servicing practices led to increased loan delinquencies, foreclosures and vacancies, which in turn caused the plaintiff counties to incur damages in the form of lost property tax revenues and increased municipal services costs, among other damages. Defendants' motion to dismiss the case was filed in January 2013, and plaintiffs filed their opposition to the motion on April 1, 2013. Defendants' reply brief on the motion is scheduled to be filed in early May 2013.
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
The Servicing Consent Orders required an independent review of foreclosures (the "Independent Foreclosure Review”) pending or completed between January 2009 and December 2010 to determine if any borrower was financially injured as a result of an error in the foreclosure process. As required by the Servicing Consent Orders, an independent consultant was retained to conduct that review. On February 28, 2013, HSBC Finance Corporation and our indirect parent, HSBC North America, entered into an agreement with the Federal Reserve, and our affiliate, HSBC Bank USA, entered into an agreement with the OCC, pursuant to which the Independent Foreclosure Review has ceased and been replaced by a broader framework under which we and twelve other participating servicers will, in the aggregate, provide in excess of $9.3 billion in cash payments and other assistance to help eligible borrowers. Pursuant to the agreements, HSBC North America has made a cash payment of $96 million into a fund that will be used to make payments to borrowers that were in active foreclosure during 2009 and 2010 and, in addition, will provide other assistance (e.g., loan modifications) to help eligible borrowers. As a result, in 2012, we recorded expenses of $85 million which reflects the portion of HSBC North America's total expense of $104 million that we believe is allocable to us. The mailing of checks to eligible borrowers by Rust Consulting, Inc., the paying agent, has begun and is targeted for completion by mid-July 2013. Borrowers who receive compensation will not be required to execute a release or waiver of rights and will not be precluded

HSBC Finance Corporation

from pursuing litigation concerning foreclosure or other mortgage servicing practices. For participating servicers, including HSBC Finance Corporation and HSBC Bank USA, fulfillment of the terms of these agreements will satisfy the Independent Foreclosure Review requirements of the Consent Orders. While we believe compliance related costs have permanently increased to higher levels due to the remediation requirements of the regulatory consent agreements, this settlement will positively impact compliance expenses in future periods as the significant resources working on the Independent Foreclosure Review will no longer be required.
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
Separate from the Servicing Consent Orders and the settlement related to the Independent Foreclosure Review discussed above, in February 2012, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and State Attorneys General of 49 states announced a settlement with the five largest U.S. mortgage servicers with respect to foreclosure and other mortgage servicing practices. HSBC North America, HSBC Finance Corporation and HSBC Bank USA have had discussions with U.S. bank regulators and other governmental agencies regarding a potential resolution, although the timing of any settlement is not presently known. We recorded an accrual of $157 million in the fourth quarter of 2012, which reflects the portion of the HSBC North America accrual that we currently believe is allocable to HSBC Finance Corporation. As this matter progresses and more information becomes available, we will continue to evaluate our portion of the HSBC North America liability which may result in a change to our current estimate. Any such settlement, however, may not completely preclude other enforcement actions by state or federal agencies, regulators or law enforcement agencies related to foreclosure and other mortgage servicing practices, including, but not limited to, matters relating to the securitization of mortgages for investors. In addition, such a settlement would not preclude private litigation concerning these practices.
Mortgage Securitization Activity In the course of 2012, we have received notice of several claims from investors and from trustees of residential mortgage-backed securities (“RMBS”) related to our activities as a sponsor and the activities of our subsidiaries as originators in connection with RMBS transactions closed between 2005 and 2007. We are currently evaluating these claims. On March 8, 2013, an action of this sort, captioned FHFA ex rel. Trustee of MSAC HASCO Series 2007-HE1 v. HSBC Finance Corp. and Decision One Mortgage Company, LLC (New York County Supreme Court, Index No. 650832/2013), was filed by the conservator of an investor in an RMBS trust, the assets of which include mortgage loans originated by our subsidiary, Decision One Mortgage Company, LLC. We expect these types of claims to continue and potentially intensify, so long as the U.S. real estate markets continue to be distressed. As a result, we may be subject to additional claims, litigation and governmental and regulatory scrutiny related to our participation as a sponsor or originator in the U.S. mortgage securitization market.

18.	New Accounting Pronouncements

Disclosures About Offsetting Asset and Liabilities In December 2011, the FASB issued an Accounting Standards Update that required entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and those which are subject to an agreement similar to a master netting arrangement. The new guidance became effective for all annual and interim periods beginning January 1, 2013. Additionally, entities are required to provide the disclosures for all comparative periods. In January 2013, the FASB issued another Accounting Standards Update to clarify the instruments and transactions to which the guidance in the previously issued Accounting Standards Update would apply. The adoption of the guidance in these Accounting Standards Updates did not have an impact on our financial position or results of operations. The new disclosure requirements of this Accounting Standards Update are included in Note 9, "Disclosures About Offsetting Assets and Liabilities."
Accumulated Other Comprehensive Income In February 2013, the FASB issued an Accounting Standards Update that adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The new guidance was effective

HSBC Finance Corporation

for all annual and interim periods beginning January 1, 2013 and was applied prospectively. The adoption of this guidance did not have an impact on our financial position or results of operations. The new disclosure requirements of this Accounting Standards Update are included in Note 11, "Accumulated Other Comprehensive Income."
Obligations Arising from Joint and Several Liability Arrangement In February 2013, the FASB finalized its guidance for obligations arising from joint and several liabilities for which the total amount of the obligation is fixed at the reporting date. The new guidance addresses the diversity in practice and requires entities to recognize these liabilities at the sum of (a) the amount that the reporting entity agreed to pay pursuant to agreement entered into with co-obligors, and (b) any additional amount the entity expects to pay on behalf of co-obligors. The guidance should be applied retrospectively on January 1, 2014. The adoption of this guidance is not expected to have significant impact on our financial statements.
Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets In March 2013, the FASB issued the final guidance related to the release of a cumulative translation adjustment ("CTA") upon derecognition of subsidiaries or group of assets within a foreign entity into net income. The guidance clarifies that when a parent ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity and the sale represents the complete or substantially complete liquidation of the investment in the foreign entity, or when a parent loses its controlling financial interest in an investment in a foreign entity, it should release the CTA into net income. The standard also requires the release of CTA into net income upon acquiring a controlling interest in a foreign entity that was accounted for under equity method investment prior to obtaining control, and consistent with current U.S. GAAP in this area, upon a partial sale of an equity method investment. The guidance is effective prospectively from January 1, 2014. The adoption of this guidance is not expected to have a significant impact on our financial statements.

HSBC Finance Corporation

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HSBC Finance Corporation that are not statements of historical fact and may also constitute forward-looking statements. Words such as “may,” “will,” “should,” “would,” “could,” “appears,” “believe,” “intends,” “expects,” “estimates,” “targeted,” “plans,” “anticipates,” “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, economic forecast, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from that which were expressed or implied by such forward-looking statements. Forward-looking statements are based on our current views and assumptions and speak only as of the date they are made. HSBC Finance Corporation undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Executive Overview

Organization and Basis of Reporting  HSBC Finance Corporation and its subsidiaries are indirect wholly owned subsidiaries of HSBC North America Holdings Inc. (“HSBC North America”) which is an indirect, wholly owned subsidiary of HSBC Holdings plc (“HSBC”). HSBC Finance Corporation may also be referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as “we”, “us”, or “our”.
The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2, “Discontinued Operations” in the accompanying consolidated financial statements for further discussion of these operations.
Current Environment  The U.S. economy continued its gradual recovery during the first quarter of 2013, with GDP continuing to grow but well below the economy's potential growth rate. Reduced levels of business investment spending continues to restrain economic growth as businesses continue to be cautious about the underlying strength of demand and are hesitant to fully ramp up hiring activity. With continuing high gasoline prices, the increase in payroll taxes at the beginning of the year and the onset of sequestration in March, consumer confidence remains under pressure and many households remained uncertain about the future as domestic fiscal uncertainties continued to play a role in diminishing sentiment and influencing interest rates and spreads. Serious threats to economic growth remain, including the sustainability of a housing market recovery, high energy costs, and elevated unemployment levels. Federal Reserve policy makers previously announced that they do not expect to increase short-term rates until the unemployment rate falls below 6.5 percent which according to the Federal Reserve's economic projections, the Federal funds rate will be kept near zero into 2015. Housing markets in general continued the rebound which began in the second half of 2012 with overall home prices moving higher as demand increased and the supply of homes for sale declined. However, the sharp decline in the distressed share of home sales experienced in 2012 is unlikely to continue in 2013 as the impact of servicers resuming foreclosure activities and the listing of the underlying properties for sale are expected to slow down price gains.
Mortgage lending industry trends continued to be affected by the following during the three months ended March 31, 2013:

•	Overall levels of delinquencies remain elevated;

•
Significant delays in foreclosure proceedings as a result of certain courts and state legislatures issuing new rules or statues relating to foreclosures as well as in some areas officials requiring additional verification of information filed prior to the foreclosure proceedings;

•	Although levels of properties available for sale have declined, levels of properties in the process of being foreclosed remain elevated which has continued to impact home prices in 2013; and

•	Tighter lending standards by mortgage lenders continue, which impact the ability of borrowers to refinance existing mortgage loans.
While the economy continued to add jobs in 2013, the pace of new job creation continued to be slower than needed to meaningfully reduce unemployment. As a result, uncertainty remains as to how pronounced the economic recovery will ultimately be. Although

HSBC Finance Corporation

unemployment rates, which are a major factor influencing credit quality, fell from 7.8 percent at the beginning of the year to 7.6 percent in March 2013, unemployment remains high based on historical standards. Also, a significant number of U.S. residents are no longer looking for work and, therefore, are not reflected in the U.S. unemployment rates. Unemployment has continued to have an impact on the provision for credit losses in our loan portfolio and in loan portfolios across the industry. Concerns about the future of the U.S. economy, including the pace and magnitude of recovery from the recent economic recession, consumer confidence, fiscal policy, including the ability of the legislature to work collaboratively to address fiscal issues in the U.S., volatility in energy prices, credit market volatility including the ability to resolve the European sovereign debt crisis and trends in corporate earnings will continue to influence the U.S. economic recovery and the capital markets. In particular, continued improvement in unemployment rates, a sustained recovery of the housing markets and stabilization in energy prices remain critical components of a broader U.S. economic recovery. These conditions in combination with the impact of recent regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), will continue to impact our results during the remainder of 2013 and beyond.
Due to the significant slow-down in foreclosure processing which began in the second half of 2008, and in some instances the prior cessation of all foreclosure processing by numerous loan servicers in late 2010, there has been a reduction in the number of properties being marketed following foreclosure. This reduction has contributed to an increase in demand for properties currently on the market resulting in a general improvement in home prices in recent months but has also resulted in a larger number of vacant properties still pending foreclosure in certain communities. As servicers increase foreclosure activities and market properties in large numbers, an over-supply of housing inventory could occur creating downward pressure on property values, slowing any future home price improvement.
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
Business Focus  On March 29, 2013, we sold our interest in substantially all of our insurance subsidiaries in our Insurance operations, which had previously been classified as discontinued operations, to Enstar Group Ltd. (“Enstar”) for $155 million in cash. As a result, we recorded a gain on sale of $23 million ($15 million after-tax) during the first quarter of 2013. Our Insurance Operations is reported in discontinued operations. See Note 2, "Discontinued Operations," for additional information.
As discussed in prior filings, our personal non-credit card receivable portfolio was transferred to held for sale during the second quarter of 2012. On March 5, 2013, we entered into an agreement to sell our personal non-credit card receivable portfolio to trusts for which affiliates of Springleaf Finance, Inc. ("Springleaf"), Newcastle Investment Corp. and Blackstone Tactical Opportunities Advisors L.L.C. are the sole beneficiaries (collectively, the "Purchasers"). On March 5, 2013, we also entered into an agreement to sell a loan servicing facility and related assets located in London, Kentucky (the "Facility") to Springleaf. Upon completion of the sale of the Facility, the majority of the employees located in the Facility are expected to become employees of Springleaf. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio with a carrying value of $2.9 billion at March 31, 2013 to the Purchasers. Total cash consideration received was $2.9 billion, based on estimated March 31, 2013 account balances. The consideration is subject to change once actual March 31, 2013 account balances are determined. As the receivables were carried at the lower of amortized cost or fair value at March 31, 2013, we do not anticipate any significant impact to our earnings will be recorded during the second quarter of 2013. We will continue to service these personal non-credit card receivables for the Purchasers for a fee for a period of time as the Purchasers convert the receivables to their systems. It is currently anticipated that this conversion and the sale of the Facility in London, Kentucky will be completed during the second half of 2013. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
As discussed in prior filings, during the second quarter of 2012, we transferred a pool of first lien partially charged-off real estate secured receivables to receivables held for sale. We anticipate these receivables will be sold in multiple transactions generally over the next two years or, if the foreclosure process is completed prior to sale, the underlying properties acquired in satisfaction of the receivables will be classified as real estate owned (“REO”) and sold. As we continue to work with borrowers, we may also agree to a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation. The pool of receivables transferred to held for sale was comprised of a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies as we considered the collateral as the sole source for repayment. However, as we now plan to sell these receivables, fair value represents the price we believe a third party investor would pay to acquire the receivable portfolios. A third party investor of receivables would incorporate a number of assumptions in predicting future cash flows, such as differences in overall cost of capital assumptions which results in a lower estimate of fair value for the cash flows associated with the receivables. At March 31, 2013 and December 31, 2012, the fair value of the real

HSBC Finance Corporation

estate secured receivables held for sale totaled $3.4 billion and $3.0 billion, respectively. During the three months ended March 31, 2013, the fair value of these real estate secured receivables increased which resulted in the reversal of $536 million of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012. The increase in fair value of the real estate secured receivables held for sale during the first quarter of 2013 is the result of improved conditions in the housing industry, lower required market yields and increased investor demand for these types of receivables. Additionally, investors are incorporating improved home price assumptions as increases in new and existing home sales during the quarter drove down available inventory and elevated home prices to the highest level in two years. During the first quarter of 2013, we began marketing a pool of these loans with an unpaid principal balance of $490 million. We currently expect to close a sale of this pool during the second quarter of 2013. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
Excluding receivables held for sale as discussed above, our real estate secured receivable portfolio, which totaled $31.9 billion at March 31, 2013, is currently running off. The timeframe in which this portfolio will liquidate is dependent upon the rate at which receivables pay off or charge-off prior to their maturity, which fluctuates for a variety of reasons such as interest rates, availability of refinancing, home values and individual borrowers' credit profile, all of which are outside our control. In light of the current economic conditions and mortgage industry trends described above, our loan prepayment rates have slowed when compared to historical experience even though interest rates remain low. Additionally, our loan modification programs, which are primarily designed to improve cash collections and avoid foreclosure as determined to be appropriate, are contributing to the slower loan prepayment rates. While difficult to project both loan prepayment rates and default rates, based on current experience we expect our run-off real estate secured receivable portfolio (excluding receivables held for sale) to decline to between 40 percent and 50 percent over the next four to five years. Attrition will not be linear during this period. Run-off is expected to be slow as charge-offs decline and the remaining real estate secured receivables stay on the balance sheet longer due to the impact of modifications and/or the lack of refinancing alternatives as well as the impact of our temporary suspension of foreclosure activities.
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
Performance, Developments and Trends  We reported net income of $226 million during the three months ended March 31, 2013 compared to a net loss of $155 million during the three months ended March 31, 2012.
Income from continuing operations was $304 million during the three months ended March 31, 2013 compared to a loss from continuing operations of $505 million during the year-ago quarter. We reported income from continuing operations before taxes of $456 million during the three months ended March 31, 2013 compared to a loss from continuing operations before tax of $793 million during the year-ago quarter. Our results in both periods were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option which distorts comparability of the underlying performance trends of our business. The following table summarizes the impact of this item on our income (loss) from continuing operations before income tax for all periods presented.

Three Months Ended March 31,	2013	2012
	(in millions)
Income (loss) from continuing operations before income tax, as reported	$456	$(793)
Fair value movement on own fair value option debt attributable to credit spread	41	479
Underlying income (loss) from continuing operations before income tax(1)	$497	$(314)

(1)	Represents a non-U.S. GAAP financial measure.
Excluding the collective impact of this item in the table above, underlying income from continuing operations before tax for the three months ended March 31, 2013 improved $811 million compared to the first quarter of 2012. The improvement reflects significantly lower provisions for credit losses and higher other revenues, partially offset by higher operating expenses and slightly

HSBC Finance Corporation

lower net interest income. The increase in other revenues during the first quarter of 2013 was driven by the increase in the fair value of real estate secured receivables held for sale which resulted in the reversal of $536 million of the lower of amortized cost or fair value adjustment recorded during the year ended December 31, 2012, partially offset by lower derivative related income (expense). As discussed above, the increase in fair value of the real estate secured receivables held for sale is the result of improved conditions in the housing industry, lower required market yields and increased investor demand for these types of receivables.
Net interest income decreased during the first quarter of 2013 reflecting lower average receivables as a result of receivable liquidation, partially offset by higher overall receivable yields and lower interest expense due to lower average borrowings and lower average rates. Overall receivable yields increased during the first quarter of 2013 as receivable yields were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as the carrying amount of these receivables has been reduced by the lower of amortized cost or fair value adjustment that has been recorded as well as the credit loss reserves associated with the receivables prior to the transfer to held for sale which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, overall receivable yields were essentially flat during the three months ended March 31, 2013. While personal non-credit card and real estate secured receivable yields were higher during the quarter, this was largely offset by a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Net interest margin was 3.67 percent for the three months ended March 31, 2013 compared to 3.00 percent for the three months ended March 31, 2012. Net interest margin for the first quarter of 2013 was positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as discussed above. Excluding the impact of this transfer from the periods presented, net interest margin remained higher for the three months ended March 31, 2013 driven by a lower cost of funds as a percentage of average interest earning assets. See “Results of Operations” in this MD&A for additional discussion regarding net interest income and net interest margin.
Other revenues during the three months ended March 31, 2013 were impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item, other revenues increased during the three months ended March 31, 2013 due to an increase during the first quarter of 2013 of the fair value of real estate secured receivables held for sale as discussed above, partially offset by lower derivative related income (expense). The lower derivative related income (expense) primarily reflects a loss recognized on the termination of hedges on certain debt. As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking issued by the U.S. regulators which would implement the capital provisions of Basel III, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013. See "Results of Operations" in this MD&A for a more detailed discussion of other revenues.
Our provision for credit losses decreased significantly during the three months ended March 31, 2013 as compared to the year-ago quarter reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on real estate secured receivable accounts less than 180 days contractually delinquent, improved credit quality and lower volumes of new TDR Loans during the first quarter of 2013. The decrease also reflects, in part, the transfer of certain real estate secured receivables and our entire portfolio of personal non-credit card receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses for the three months ended March 31, 2013 also reflects a greater percentage of TDR Loans carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio. See “Results of Operations” for a more detailed discussion of our provision for credit losses.
Credit loss reserves at March 31, 2013 decreased as compared to December 31, 2012 as the provision for credit losses was lower than net charge-offs by $302 million. The decrease is due to lower receivable levels, improved credit quality, including lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements for TDR Loans. Reserve requirements on TDR Loans were lower at March 31, 2013 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio. See “Credit Quality” for further discussion of credit loss reserves.

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

	March 31, 2013	December 31, 2012
	(in millions)
Total real estate secured receivables held for investment	$31,930	$32,939
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell	$2,306	$2,109
Real estate secured TDR Loans(1)	12,093	12,388
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology	$14,399	$14,497
Real estate secured receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell or reserved for using a discounted cash flow methodology as a percentage of real estate secured receivables	45.1%	44.0%

(1)	Excludes TDR Loans which are recorded at the lower of amortized cost or fair value of the collateral less cost to sell and included separately in the table.
Total operating expenses increased $53 million, or 25 percent, during the three months ended March 31, 2013 reflecting increased expenses for consulting services and other compliance related matters. See “Results of Operations” for a more detailed discussion of operating expenses.
Our effective income tax rate was an expense of 33.3 percent during the three months ended March 31, 2013 compared to a benefit of 36.3 percent during year-ago quarter. The effective tax rate during the three months ended March 31, 2013 was impacted by an increase in valuation allowance on states with net operating loss carryforward periods of 15 to 20 years, a decrease in tax reserves relating to the conclusion of state audits and expiration of state statutes of limitations, and corrections to the current tax liability account. See Note 10, “Income Taxes,” in the accompanying consolidated financial statements for further discussion.
The financial information set forth below summarizes selected financial highlights of HSBC Finance Corporation for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012.

Three Months Ended March 31,	2013	2012
	(dollars are in millions)
Income (loss) from continuing operations	$304	$(505)
Return on average assets ("ROA")	.7%	(1.0)%
Return on average common shareholder's equity ("ROE")	5.4%	(10.8)%
Net interest margin	3.67%	3.00%
Consumer net charge-off ratio, annualized	4.02%	7.49%
Efficiency ratio(1)	35.8%	100.9%

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Real estate secured receivables	$31,930	$32,939
Two-months-and-over contractual delinquency ratio	16.01%	16.03%

(1)	Ratio of total costs and expenses from continuing operations to net interest income and other revenues from continuing operations.
Performance Ratios  Our efficiency ratio from continuing operations was 35.8 percent during the three months ended March 31, 2013 compared to 100.9 percent during the year-ago period. Our efficiency ratio from continuing operations in both periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option.

HSBC Finance Corporation

Excluding this item from the periods presented, our efficiency ratio deteriorated during the three months ended March 31, 2013 due to lower net interest income, lower derivative related income (expense) and higher operating expenses.
Our return on average common shareholder’s equity (“ROE”) was 5.4 percent for the three months ended March 31, 2013 compared to (10.8) percent for the year-ago period. Our return on average assets (“ROA”) was .7 percent for the three months ended March 31, 2013 compared to (1.0) percent for the year-ago period. ROE and ROA in all periods were significantly impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, both ROE and ROA improved during the three months ended March 31, 2013 largely due to net income during the three months ended March 31, 2013 as discussed above compared to a net loss in the prior year quarter.
Receivables  Receivables held for investment were $31.9 billion at March 31, 2013 compared to $32.9 billion at December 31, 2012. The decrease since December 31, 2012 reflects the continued liquidation of the real estate secured receivable portfolio which will continue going forward, as well as seasonal improvements in collection activities during the first quarter of the year as some customers use their tax refunds to make payments. Liquidation rates for real estate secured receivables continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and the previously discussed trends impacting the mortgage lending industry. See “Receivables Review” for a more detailed discussion of the decreases in receivable balances.
Receivables held for sale  Receivables held for sale were $6.4 billion at March 31, 2013 and $6.2 billion at December 31, 2012. Receivables held for sale include our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes the substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. Receivables held for sale at March 31, 2013 increased as compared to December 31, 2012 reflecting an increase during the quarter in the fair value of the real estate receivables held for sale, partially offset by a decrease during the quarter in the fair value of the personal non-credit card receivables held for sale as well as by movements in account balances during the quarter. As discussed above, on April 1, 2013 we completed the sale of our entire personal non-credit card receivable portfolio with a carrying value of $2.9 billion at March 31, 2013. See Note 6, “Receivables Held for Sale,” in the accompanying consolidated financial statements for additional information.
Credit Quality  Overall dollars of delinquency were $6.1 billion at March 31, 2013 compared to $6.3 billion at December 31, 2012. The decrease in dollars of delinquency in our real estate secured receivable portfolio was driven by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the continued improvement in economic conditions as well as seasonal improvements in collection activities as some customers use their tax refunds to make payments. The overall delinquency ratio was 16.01 percent at March 31, 2013 compared to 16.03 percent at December 31, 2012. The delinquency ratio was essentially flat as compared to December 31, 2012 as total dollars of delinquency as discussed above decreased at the same pace as receivable levels. See “Credit Quality-Delinquency” for a more detailed discussion of our delinquency ratio.
Overall dollars of net charge-offs for real estate secured receivables increased slightly as compared to the fourth quarter of 2012 due to higher charge-off on real estate secured receivables greater than 180 days contractual delinquency which are located in areas which have continued to experience declines in home prices during the first quarter of 2013. The increase was partially offset by the impact of lower receivable levels and lower delinquency levels for accounts less than 180 days contractually delinquent as discussed above. The net charge-off ratio for March 31, 2013 increased as compared to the prior quarter due to slightly higher dollars of net charge-offs as discussed above while average receivable levels decreased as discussed above. Dollars of net charge-offs and the net charge-off ratio at March 31, 2013 are not comparable to the prior year quarter as a result of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale during the second quarter of 2012. As these receivables are now carried at the lower of amortized cost or fair value, there are no longer any charge-offs associated with these receivables. See “Credit Quality-Net Charge-offs of Consumer Receivables” for a more detailed discussion of our net charge-off ratio.
Funding and Capital  During the three months ended March 31, 2013 or 2012, we did not receive any capital contributions from HINO. During the three months ended March 31, 2013, we retired $471 million of term debt as it matured or was redeemed. The maturing and redeemed debt cash requirements were met through funding from cash generated from operations including balance sheet attrition. The balance sheet and credit dynamics described above continue to have an impact on our liquidity and risk management processes. Continued success in reducing the size of our receivable portfolios as discussed above as well as the proceeds from the sale of our Insurance business and the sale of our personal non-credit card receivable portfolio will be the primary driver of our liquidity during the remainder of 2013. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully repay maturing debt over the next four to five years. As we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business operations and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that it is fully committed and has the capacity and willingness to continue that support. Any required incremental funding has been

HSBC Finance Corporation

integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support.
As discussed above, a portion of our real estate secured receivable portfolio is currently classified as held for sale as we no longer have the intent to hold these receivables for the foreseeable future for capital or operational reasons. In the current market environment, market pricing continues to value the portion of our real estate secured receivable portfolio held for investment at amounts that would not provide a sufficient economic benefit to us upon sale. Therefore, we have determined that we have the positive intent and ability to hold these remaining real estate secured receivables for the foreseeable future and, as such, continue to classify these real estate secured receivables as held for investment. However, should market pricing improve in the future or if HSBC calls upon us to execute certain strategies in order to address capital considerations, it could result in the reclassification of additional real estate secured receivables to held for sale.
The tangible common equity to tangible assets ratio was 10.77 percent and 9.87 percent at March 31, 2013 and December 31, 2012, respectively. This ratio represents a non-U.S. GAAP financial ratio that is used by HSBC Finance Corporation management, certain rating agencies and our credit-providing banks to evaluate capital adequacy and may be different from similarly named measures presented by other companies. See “Basis of Reporting” and “Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures” for additional discussion and quantitative reconciliation to the equivalent U.S. GAAP basis financial measure.
Income (Loss) Before Income Tax Expense from Continuing Operations – Significant Trends  Income (loss) from continuing operations before income tax expense, and changes in various trends and activity affecting operations, are summarized in the following table.

Three Months Ended March 31,	2013	2012
	(in millions)
Loss from continuing operations before income tax from prior year	$(793)	$(528)
Increase (decrease) in income from continuing operations before income tax expense attributable to:
Net interest income	(14)	(36)
Provision for credit losses	767	(83)
Mark-to-market on derivatives which do not qualify as effective hedges	(129)	176
Derivative loss on termination of hedges	(199)	—
Gain (loss) on debt designated at fair value and related derivatives	412	(367)
Lower of amortized cost or fair value adjustment on receivables held for sale	454	(1)
Salaries and employee benefits	(20)	(4)
REO expenses	7	77
All other activity(1)	(29)	(27)
	1,249	(265)
Income (loss) from continuing operations before income tax for current year	$456	$(793)

(1)	Reflects other activity for other revenues and operating expenses.

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
International Financial Reporting Standards  Because HSBC reports financial information in accordance with International Financial Reporting Standards (“IFRSs”) and IFRSs operating results are used in measuring and rewarding performance of employees, our management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). All purchase accounting fair value adjustments relating to our acquisition by HSBC have been “pushed down” to HSBC Finance Corporation for both U.S. GAAP and IFRSs. The following table reconciles our net income (loss) on a U.S. GAAP basis to net loss on an IFRSs basis:

Three Months Ended March 31,	2013	2012
	(in millions)
Net income (loss) – U.S. GAAP basis	$226	$(155)
Adjustments, net of tax:
Lower of amortized cost or fair value adjustments on loans held for sale	(416)	—
Loan impairment	29	29
Loss on sale of Insurance business	(92)	—
Credit card receivables transferred to held for sale and included in discontinued operations for U.S. GAAP	—	(58)
Derivatives and hedge accounting (including fair value adjustments)	—	(2)
Loan origination cost deferrals	3	3
Interest recognition	—	(1)
Present value of long term insurance contracts	1	5
Pension and other postretirement benefit costs	4	7
Other	(4)	11
Net loss – IFRSs basis	(249)	(161)
Tax benefit – IFRSs basis	128	94
Loss before tax – IFRSs basis	$(377)	$(255)
A summary of the significant differences between U.S. GAAP and IFRSs as they impact our results are presented below:
Lower of amortized cost or fair value adjustment on loans held for sale - IFRSs requires loans originated with the intent to sell in the near term to be classified as trading assets and recorded at their fair value. Under U.S. GAAP, loans designated as held for sale are reflected as loans and recorded at the lower of amortized cost or fair value. Under IFRSs, the income and expenses related to receivables held for sale are reported in other operating income. Under U.S. GAAP, the income and expenses related to receivables held for sale are reported similarly to loans held for investment.
For receivables transferred to held for sale subsequent to origination, IFRSs requires these receivables to be reported separately on the balance sheet when certain criteria are met which are generally more stringent than those under U.S GAAP, but does not change the recognition and measurement criteria. Accordingly for IFRSs purposes, such loans continue to be accounted for and

HSBC Finance Corporation

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
For loans collectively evaluated for impairment under U.S. GAAP, bank industry practice adopted in the fourth quarter of 2012 generally results in a loss emergence period for these loans using a roll rate migration analysis which results in 12 months of losses in our credit loss reserves. Under IFRSs, we completed a review in the fourth quarter of 2012 which concluded that the estimated average period of time from current status to write-off for real estate secured loans collectively evaluated for impairment using a roll rate migration analysis was 10 months (previously a period of 7 months was used) which was also adopted in the fourth quarter of 2012.
Loss on sale of Insurance business - Under IFRSs, a disposal group held for sale is measured at its lower of cost or fair value less costs to sell. For purposes of measuring the disposal group, assets that are excluded from the measurement provisions of IFRS 5 must be re-measured in accordance with other applicable standards before the fair value less cost to sell of the disposal group is measured. An impairment loss is recognized for any initial or subsequent write down of the disposal group only to the extent of the carrying amount of the assets that are part of the disposal group and within the scope and the measurement provisions of IFRS 5. To the extent the impairment loss on the disposal group as a whole exceeds the carrying amount of such assets, our policy is to not recognize the excess loss until the disposal group is sold. Under U.S. GAAP, similar rules exist excluding certain disposal group assets from the scope of its impairment measurement provisions, however under U.S. GAAP, our policy is to immediately recognize the impairment loss in excess of the assets that are part of the disposal group and within the scope and measurement provisions of the applicable guidance in U.S. GAAP.
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
Pension and other postretirement benefit costs - Pension expense under U.S. GAAP is generally higher than under IFRSs as a result of the amortization of the amount by which actuarial losses exceeds the higher of 10 percent of the projected benefit obligation or fair value of plan assets (the “corridor”). As a result of an amendment to the applicable IFRSs effective January 1, 2013, interest cost and expected return on plan assets is replaced by a finance cost component comprising the net interest on the net defined benefit liability. This has resulted in an increase in pension expense as the net interest does not reflect the benefit from the expectation of higher returns on the riskier plan assets. In 2010, changes to future accruals for legacy participants under the HSBC North America Pension Plan were accounted for as a plan curtailment under IFRSs, which resulted in immediate income recognition. Under U.S. GAAP, these changes were considered to be a negative plan amendment which resulted in no immediate income recognition.
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

HSBC Finance Corporation

Receivables Review

The table below summarizes receivables at March 31, 2013 and increases (decreases) since December 31, 2012:

		Increases (Decreases) From
		December 31, 2012
	March 31, 2013	$	%
	(dollars are in millions)
Receivables:
Real estate secured:
First lien	$28,461	$(840)	(2.9)%
Second lien	3,469	(169)	(4.6)
Total real estate secured receivables(1)	31,930	$(1,009)	(3.1)%

Receivables held for sale:
First lien real estate secured	$3,407	$385	12.7%
Personal non-credit card	2,947	(234)	(7.4)
Total receivables held for sale(4)	$6,354	$151	2.4%

Total receivables and receivables held for sale:
Real estate secured:
First lien	$31,868	$(455)	(1.4)%
Second lien	3,469	(169)	(4.6)
Total real estate secured	35,337	(624)	(1.7)
Personal non-credit card	2,947	(234)	(7.4)
Total receivables and receivables held for sale(2)(3)	$38,284	$(858)	(2.2)%

(1)
At March 31, 2013 and December 31, 2012, real estate secured receivables held for investment includes $2.3 billion and $2.1 billion, respectively, of receivables that are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policy.

(2)	At March 31, 2013 and December 31, 2012, receivables and receivables held for sale includes $1.7 billion and $1.7 billion, respectively, of stated income loans.

(3)
At March 31, 2013 and December 31, 2012, approximately 59 percent and 58 percent, respectively, of our real estate secured receivables and real estate secured receivables held for sale have been either modified and/or re-aged.

(4)
See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for detail information related to the movements in the real estate secured and personal non-credit card receivables held for sale balances between periods.

Real estate secured receivables  The decrease since December 31, 2012 reflects the continued liquidation of the real estate secured receivable portfolios as well as seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments. The liquidation rates in our real estate secured receivable portfolio continue to be impacted by low loan prepayments as few refinancing opportunities for our customers exist and by the trends impacting the mortgage lending industry as discussed above.
Over the past several years, real estate markets in a large portion of the United States have been affected by stagnation or declines in property values. As a result, the loan-to-value (“LTV”) ratios for our real estate secured receivable portfolios have generally deteriorated since origination. Receivables that have an LTV greater than 100 percent have historically had a greater likelihood of becoming delinquent, resulting in higher loss severities which could adversely impact our provision for credit losses. Refreshed loan-to-value ratios (“Refreshed LTVs”) for our real estate secured receivable portfolio held for investment are presented in the table below as of March 31, 2013 and December 31, 2012.

HSBC Finance Corporation

	Refreshed LTVs (1)(2)(3)
	March 31, 2013		December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
LTV < 80%	39%	13%	37%	13%
80% ≤ LTV < 90%	17	10	17	10
90% ≤ LTV < 100%	16	16	16	16
LTV ≥ 100%(4)	28	61	30	61
Average LTV for portfolio	87	107	87	108

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

(2)
For purposes of this disclosure, current estimated property values are calculated using the most current HPI's available and applied on an individual loan basis, which results in an approximate three month delay in the production of reportable statistics for the current period. Therefore, the March 31, 2013 and December 31, 2012 information in the table above reflects current estimated property values using HPIs as of December 31, 2012 and September 30, 2012, respectively. For periods during which there are declines in property values in certain markets, the refreshed LTVs of our portfolio may, in fact, be higher than reflected in the table.

(3)	Excludes the purchased receivable portfolios which totaled $924 million and $931 million at March 31, 2013 and December 31, 2012, respectively.

(4)	The following reflects the average Refreshed LTVs for loans with an LTV ratio greater than or equal to 100 percent:

	Refreshed LTVs(1)(2)
	March 31, 2013		December 31, 2012
	First Lien	Second Lien	First Lien	Second Lien
Average LTV for LTV>100%	118%	124%	119%	125%
Receivables held for sale  Receivables held for sale at March 31, 2013 and December 31, 2012 include our entire personal non-credit card receivable portfolio as well as a pool of real estate secured receivables which includes a substantial majority of our real estate receivables which had been written down to the lower of amortized cost or fair value of the collateral less cost to sell as of June 30, 2012 in accordance with our existing charge-off policies. These receivables are carried at the lower of amortized cost or fair value. On April 1, 2013, we completed the sale of our personal non-credit card receivable portfolio. See Note 6, "Receivables Held for Sale," for additional information.

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

HSBC Finance Corporation

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
The following table provides quarterly information regarding our REO properties:

	Quarter Ended
	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Number of REO properties at end of period	3,242	2,914	2,619	2,792	3,066
Number of properties added to REO inventory in the period	2,130	1,688	1,458	1,644	1,907
Average loss on sale of REO properties(1)	3.4%	5.3%	4.1%	3.1%	6.0%
Average total loss on foreclosed properties(2)	52.5%	53.4%	53.3%	53.5%	56.5%
Average time to sell REO properties (in days)	160	163	168	165	192

(1)
Property acquired through foreclosure is initially recognized at the lower of amortized cost or fair value of the collateral less estimated costs to sell (“Initial REO Carrying Amount”). The average loss on sale of REO properties is calculated as cash proceeds less the Initial REO Carrying Amount divided by the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to our taking title to the property and does not include holding costs on REO properties. This ratio represents the portion of our total loss on foreclosed properties that occurred after we took title to the property.

(2)
The average total loss on foreclosed properties sold each quarter includes both the loss on sale of the REO property as discussed above and the cumulative write-downs recognized on the loans up to the time we took title to the property. This calculation of the average total loss on foreclosed properties uses the unpaid loan principal balance prior to write-down (excluding any accrued finance income) plus certain other ancillary disbursements that, by law, are reimbursable from the cash proceeds (e.g., real estate tax advances) and were incurred prior to the date we took title to the property and does not include holding costs on REO properties.

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
As previously reported, beginning in late 2010 we temporarily suspended all new foreclosure proceedings and in early 2011 temporarily suspended foreclosures in process where judgment had not yet been entered while we enhanced foreclosure documentation and processes for foreclosures and re-filed affidavits where necessary. During the three months ended March 31, 2013, we added 2,130 properties to REO inventory. We expect the number of REO properties added to inventory may increase during the remainder of 2013 although the number of new REO properties added to inventory will continue to be impacted by our ongoing refinements to our foreclosure processes as well as the extended foreclosure timelines as discussed below.
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
The number of REO properties at March 31, 2013 increased as compared to December 31, 2012 as the volume of properties added to REO inventory is beginning to increase as we work through the backlog in foreclosure activities driven by the temporary

HSBC Finance Corporation

suspension of foreclosures as discussed above. We have resumed processing suspended foreclosure actions in substantially all states and have referred the majority of the backlog of loans for foreclosure. We have also begun initiating new foreclosure activities in substantially all states.
The average loss on sale of REO properties and the average total loss on foreclosed properties improved during the first quarter of 2013 as compared to the prior quarter due to a higher volume of properties sold in the current quarter which were located in regions that have experienced meaningful improvements in home prices during the quarter.

Results of Operations

Unless noted otherwise, the following discusses amounts from continuing operations as reported in our consolidated statement of income.
Net Interest Income  In the following table which summarizes net interest income, interest expense for the three months ended March 31, 2012 includes $22 million that has been allocated to our discontinued operations in accordance with our existing internal transfer pricing policies as external interest expense is unaffected by the transfer of businesses to discontinued operations. During the three months ended March 31, 2013, there was no interest expense allocated to our discontinued operations.

Three Months Ended March 31,	2013	%(1)	2012	%(1)
	(dollars are in millions)
Finance and other interest income	$773	7.19%	$907	7.05%
Interest expense	379	3.52	521	4.05
Net interest income	$394	3.67%	$386	3.00%

(1)	% Columns: comparison to average interest-earning assets.
Net interest income increased during the three months ended March 31, 2013 due to lower interest expense resulting from lower average borrowings and lower average rates and higher overall receivable yields as discussed below, partially offset by the impact of lower average receivables as a result of receivable liquidation. Overall receivable yields increased during the three months ended March 31, 2013 as receivable yields were positively impacted by the transfer of our entire personal non-credit card portfolio and certain real estate secured receivables to held for sale in the second quarter of 2012 as the carrying amount of these receivables has been reduced by the lower of amortized cost or fair value adjustment that has been recorded as well as the credit loss reserves associated with the receivables prior to the transfer to held for sale which reduces average receivable balances while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, overall receivable yields were essentially flat during the three months ended March 31, 2013. While personal non-credit card and real estate secured receivable yields were higher during the quarter, this was largely offset by the impact of a shift in receivable mix to higher levels of lower yielding first lien real estate secured receivables as higher yielding second lien real estate secured receivables and personal non-credit card receivables have run-off at a faster pace than first lien real estate secured receivables. Yields in our real estate secured receivable portfolio increased during the three months ended March 31, 2013 due to improvements in credit quality. Yields in our personal non-credit card receivable portfolio increased during the three months ended March 31, 2013 due to a lower percentage of nonaccrual receivables as compared to the prior year.
Net interest margin was 3.67 percent for the three months ended March 31, 2013 compared to 3.00 percent for the prior year quarter. Net interest margin for the three months ended March 31, 2013 was impacted by the transfer of receivables to held for sale during the second quarter of 2012 as these receivables are now carried at the lower of amortized cost or fair value which reduces average interest earning assets while interest income otherwise remains the same. Excluding the impact of the transfer of these receivables to held for sale from the calculation of average receivable balances, net interest margin increased 51 basis points during the three months ended March 31, 2013 driven by a lower cost of funds as a percentage of average interest earning assets.

HSBC Finance Corporation

The following table reflects the significant trends affecting the comparability of net interest income and net interest margin:

Three Months Ended March 31,	2013
Net interest income/net interest margin from prior year	$386	3.00%
Impact to net interest income resulting from:
Lower asset levels	(116)
Receivable yields:
Receivable pricing and mix	(12)
Impact of nonaccrual receivables	9
Volume and rate impact of modified loans	(4)
Non-insurance investment income (rate and volume)	(1)
Cost of funds (rate and volume)	142
Other	(10)
Net interest income/net interest margin for current year	$394	3.67%
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
Provision for Credit Losses  The following table summarizes provision for credit losses by product:

Three Months Ended March 31,	2013	2012
	(in millions)
Provision for credit losses:
Real estate secured	$56	$773
Personal non-credit card	(32)	18
	$24	$791
Our provision for credit losses decreased significantly during the three months ended March 31, 2013 as compared to the year-ago quarter as discussed below:

•
The provision for credit losses for real estate secured loans decreased reflecting the impact of lower loss estimates due to lower receivable levels, lower dollars of delinquency on accounts less than 180 days contractually delinquent, improved credit quality and lower volumes of new TDR Loans during the three months ended March 31, 2013. The decrease also reflects, in part, the transfer of certain real estate secured receivables to held for sale during the second quarter of 2012. Subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The decrease in the provision for credit losses for the three months ended March 31, 2013 also reflects a greater percentage of TDR Loans carried at the lower of amortized cost or fair value of the collateral less cost to sale and lower new TDR volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio.

•
The provision for credit losses for our personal non-credit card receivables for the three months ended March 31, 2013 reflects the impact of the transfer of our entire personal non-credit card receivable portfolio to held for sale during the second quarter of 2012. As discussed above, subsequent to the transfer to held for sale no further provision for credit losses are recorded on these receivables as receivables held for sale are carried at the lower of amortized cost or fair value. The provision for credit losses for the three months ended March 31, 2013 reflects recoveries received from borrowers on fully charged-off personal non-credit card receivables that were not transferred to held for sale because there were no receivable balances outstanding as well as $10 million of cash proceeds received from the bulk sale of recovery rights of certain previously charged-off personal non-credit card receivables.

Net charge-off dollars totaled $326 million for the three months ended March 31, 2013 compared to $878 million for the three months ended March 31, 2012. The decrease reflects the impact of the transfer of our personal non-credit card receivable portfolio as well as certain real estate secured receivables to held for sale as there are no longer any charge-offs associated with the receivables after the transfer to held for sale which impacts comparability between the periods. See “Credit Quality” for further discussion of our net charge-offs.

HSBC Finance Corporation

Credit loss reserves at March 31, 2013 decreased as compared to December 31, 2012 as the provision for credit losses was lower than net charge-offs by $302 million. The decrease in credit loss reserves reflects lower receivable levels, improved credit quality, including lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements for TDR Loans. Reserve requirements on TDR Loans were lower at March 31, 2013 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio. See “Credit Quality” for further discussion of credit loss reserves.
Other Revenues  The following table summarizes other revenues:

Three Months Ended March 31,	2013	2012
	(in millions)
Derivative related income (expense)	$(100)	$205
Gain (loss) on debt designated at fair value and related derivatives	16	(396)
Servicing and other fees from HSBC affiliates	7	9
Lower of amortized cost or fair value adjustment on receivables held for sale	454	—
Other income	(23)	(13)
Total other revenues	$354	$(195)
Derivative related income (expense) includes realized and unrealized gains and losses on derivatives which do not qualify as effective hedges under hedge accounting principles, ineffectiveness on derivatives which are qualifying hedges and, in the first quarter of 2013, a derivative loss recognized on the termination of hedges on certain debt as discussed more fully below. Designation of swaps as effective hedges reduces the volatility that would otherwise result from mark-to-market accounting. All derivatives are economic hedges of the underlying debt instruments regardless of the accounting treatment. Derivative related income (expense) is summarized in the table below:

Three Months Ended March 31,	2013	2012
	(in millions)
Net realized gains (losses)	$(27)	$(31)
Mark-to-market on derivatives which do not qualify as effective hedges	110	239
Ineffectiveness	16	(3)
Derivative loss recognized on termination of hedges	(199)	—
Total	$(100)	$205
Derivative related income (expense) was lower during the three months ended March 31, 2013. As previously discussed, our real estate secured receivables are remaining on the balance sheet longer due to lower prepayment rates. At March 31, 2013, we had $3.1 billion of interest rate swaps outstanding for the purpose of offsetting the increase in the duration of these receivables and the corresponding increase in interest rate risk as measured by the present value of a basis point (“PVBP”). While these positions acted as economic hedges by lowering our overall interest rate risk and more closely matching both the structure and duration of our liabilities to the structure and duration of our assets, they did not qualify as effective hedges under hedge accounting principles. As a result, these positions are carried at fair value and are marked-to-market through income while the item being hedged is not carried at fair value and, therefore, no offsetting fair value adjustment is recorded. In January 2013, we terminated $2.4 billion of non-qualifying hedges to better align our overall hedge position with our overall interest rate risk position, which had changed after the issuance of $1.5 billion in fixed rate debt to HSBC Bank USA in December 2012 and revisions in our estimates of the prepayment speeds on the underlying mortgages we are funding. Our remaining non-qualifying hedges at March 31, 2013 were primarily longer-dated pay fixed/receive variable interest rate swaps with an average life of 11.1 years. Market value movements for the longer-dated pay fixed/receive variable interest rate swaps may be volatile during periods in which long-term interest rates fluctuate, but they effectively lock in fixed interest rates for a set period of time which results in funding that is better aligned with longer term assets.
Rising long-term interest rates during both the three months ended March 31, 2013 and 2012 had a positive impact on the mark-to-market for this portfolio of swaps in both periods, although the impact was more pronounced during the first quarter of 2012. Net realized losses during the three months ended March 31, 2013 were essentially flat as compared to prior year quarter. Ineffectiveness during the three months ended March 31, 2013 is primarily related to our cross currency cash flow hedges. Ineffectiveness during the three months ended March 31, 2012 was not significant.

HSBC Finance Corporation

As discussed in previous filings, we have approximately $1.0 billion of junior subordinated notes issued to HSBC Finance Capital Trust IX ("HFCT IX"). HFCT IX issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. HFCT IX, which is a related but unconsolidated entity, issued trust preferred securities to third party investors to fund the purchase of the junior subordinated notes. Under the Notices of Proposed Rulemaking issued by the U.S. regulators which would implement the capital provisions of Basel III, the trust preferred securities would no longer qualify as Tier I capital. As a result of these proposed changes, as well as other recent changes in our assessment of cash flow needs, including long term funding considerations, during the first quarter of 2013 we terminated the associated cash flow hedges associated with these notes, which resulted in the reclassification to net income of $199 million of unrealized losses previously accumulated in other comprehensive income during the three months ended March 31, 2013.
Net income volatility, whether based on changes in interest rates for swaps which do not qualify for hedge accounting or ineffectiveness recorded on our qualifying hedges under the long haul method of accounting, impacts the comparability of our reported results between periods. Accordingly, derivative related income (expense) for the three months ended March 31, 2013 or any prior periods should not be considered indicative of the results for any future periods.
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
Servicing and other fees from HSBC affiliates represents revenue received under service level agreements under which we service real estate secured receivables as well as rental revenue from HSBC Technology & Services (USA) Inc. (“HTSU”) for certain office and administrative costs. Servicing and other fees from HSBC affiliates during the first quarter of 2013 were essentially flat.
Lower of amortized cost or fair value adjustment on receivables held for sale during the three months ended March 31, 2013 totaling $454 million reflects an increase during the quarter in the fair value of the real estate receivables held for sale, partially offset by a decrease during the quarter in the fair value of the personal non-credit card receivables held for sale. As previously discussed, the increase in fair value of the real estate secured receivables held for sale is the result of improved conditions in the housing industry, lower required market yields and increased investor demand for these types of receivables. See Note 6, "Receivables Held for Sale," in the accompanying consolidated financial statements for additional discussion.
Other income decreased during the three months ended March 31, 2013 due to an increase in the estimated repurchase liability for receivables sold by Decision One Mortgage LLC in prior years as well as lower credit insurance commissions. Additionally, the three months ended March 31, 2012 included a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013.
Our reserve for potential repurchase liability exposures relates primarily to receivables sold by Decision One Mortgage LLC in previous years. Our mortgage repurchase liability of $47 million at March 31, 2013 represents our best estimate of the loss that has been incurred resulting from various representations and warranties in the contractual provisions of our mortgage loan sales. Because the level of mortgage loan repurchase losses are dependent upon investor strategies for bringing claims or pursuing legal action for losses incurred related to Decision One loans, the level of the liability for mortgage loan repurchase losses requires significant judgment. As we have limited information of the losses incurred by investors and their plans for filing claims, there is uncertainty inherent in these estimates making it reasonably possible that they could change. The range of reasonably possible losses in excess of our recorded repurchase liability based on a stressed estimate is between zero and $225 million at March 31, 2013.
Operating Expenses  The following table summarizes operating expenses. The cost trends in the table below include fixed allocated costs which have not necessarily been reduced in line with the run-off of our loan portfolio, which will continue in future periods.

Three Months Ended March 31,	2013	2012
	(in millions)
Salaries and employee benefits	$64	$44
Occupancy and equipment expenses, net	9	10
Real estate owned expenses	22	29
Other servicing and administrative expenses	105	66
Support services from HSBC affiliates	68	66
Operating expenses	$268	$215

HSBC Finance Corporation

Compliance costs continued to be a significant component of our operating expenses totaling $35 million during the three months ended March 31, 2013 compared to $32 million during the three months ended March 31, 2012, primarily within other servicing and administrative expenses. While we believe compliance related costs have permanently increased due to the remediation requirements of the regulatory consent agreement, our recent agreement with the Federal Reserve to cease the Independent Foreclosure Review is expected to positively impact our compliance cost trends for the remainder of 2013 as the significant resources working on the Independent Foreclosure Review are no longer required.
Salaries and employee benefits increased during the three months ended March 31, 2013 reflecting increased staffing associated with the transfer of certain employees to HSBC Finance Corporation who had previously been centralized in North America and whose salary and employee benefits were previously allocated to us but solely support the activities of HSBC Finance Corporation. Beginning on January 1, 2013, the salary and employee benefits related to these employees are now reported within HSBC Finance Corporation. The increase also reflects higher staff levels since the first quarter of 2012 related to processing foreclosures as well as compliance matters, partially offset by the impact of the continuing reduced scope of our business operations and the impact of entity-wide initiatives to reduce costs.
Occupancy and equipment expenses, net were essentially flat during the three months ended March 31, 2013 as compared to the prior year quarter.
Real estate owned expenses decreased during the three months ended March 31, 2013 due to lower estimated losses on REO properties reflecting improvements in home prices as compared to the prior year quarter.
Other servicing and administrative expenses increased during the three months ended March 31, 2013 reflecting higher fees for consulting services relating to various cost initiatives and foreclosure remediation efforts associated with the requirements of the regulatory consent agreement as well as higher expenses for lender-placed hazard insurance. These increases were partially offset by the continuing reduction in the scope of our business operations and the impact of entity-wide initiatives to reduce costs, including lower third party collection costs.
Support services from HSBC affiliates were essentially flat during the three months ended March 31, 2013. During the first quarter of 2013, support services from HSBC affiliates reflects higher allocations for continuing operations from HTSU support services as in the prior year quarter a portion of these support services were allocated to discontinued operations. This increase was largely offset by the impact of certain employees who had previously been centralized in North America and billed to HSBC Finance Corporation now being reported within salaries and employee benefits of HSBC Finance Corporation effective January 1, 2013 as discussed above.
Efficiency Ratio Our efficiency ratio from continuing operations was 35.8 percent for the three months ended March 31, 2013 compared to 100.9 percent for the three months ended March 31, 2012. Our efficiency ratio from continuing operations in both periods was impacted by the change in the fair value of own debt attributable to credit spread for which we have elected the fair value option. Excluding this item from the periods presented, our efficiency ratio deteriorated during the three months ended March 31, 2013 due to lower net interest income, lower derivative related income (expense) and higher operating expenses.

Segment Results – IFRS Basis

We have one reportable segment: Consumer. Our Consumer segment consists of our run-off Consumer Lending and Mortgage Services businesses. The Consumer segment provided real estate secured and personal non-credit card loans with both revolving and closed-end terms and with fixed or variable interest rates. Loans were originated through branch locations and direct mail. Products were also offered and customers serviced through the Internet. Our segment results are reported on a continuing operations basis. Prior to the first quarter of 2007, we acquired loans from correspondent lenders and prior to September 2007 we also originated loans sourced through mortgage brokers. While these businesses are operating in run-off, they have not been reported as discontinued operations because we continue to generate cash flow from the ongoing collections of the receivables, including interest and fees.
Previously we reported our corporate and treasury activities, which included the impact of FVO debt, in the All Other caption in our segment reporting. With the completion of the sale of our Insurance business on March 29, 2013 as more fully discussed in Note 2, “Discontinued Operations,” our corporate and treasury activities are now solely supporting our Consumer Lending and Mortgage Services businesses. As a result, beginning in the first quarter of 2013 we are now reporting these activities within the Consumer Segment and no longer presenting an “All Other” caption within segment reporting. Segment financial information has been restated for all periods presented to reflect this new segmentation. There have been no other changes in measurement or composition of our segment reporting other than the item discussed above as compared with the presentation in our 2012 Form 10-K.

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
Consumer Segment  The following table summarizes the IFRS Basis results for our Consumer segment for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and 2012.

Three Months Ended March 31,	2013	2012
	(dollars are in millions)
Net interest income	$636	$645
Other operating income	(199)	(318)
Total operating income	437	327
Loan impairment charges	319	854
Net interest income and other operating income after loan impairment charges	118	(527)
Operating expenses	255	189
Loss before tax	$(137)	$(716)
Net interest margin	5.73%	5.08%
Efficiency ratio	58.4	57.8
Return (after-tax) on average assets ("ROA")	(.7)	(3.4)
Balances at end of period:
Customer loans	$36,021	$46,199
Assets	46,941	53,576
Our Consumer segment reported a lower loss before tax during the three months ended March 31, 2013 due to significantly lower loan impairment charges and higher other operating income, partially offset by higher operating expenses and lower net interest income.
Loan impairment charges improved during the three months ended March 31, 2013 as discussed below.

•
Loan impairment charges for the real estate secured loan portfolios decreased during the three months ended March 31, 2013 as compared to year-ago quarter. The decrease reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates due to lower delinquency levels as compared to the prior year. Loan impairment charges during the three months ended March 31, 2013 and 2012 were negatively impacted by an increase in estimates surrounding the cost to sell as well as discounting of estimated future amounts to be received on real estate loans which have been written down to fair value less cost to obtain and sell the collateral, although the impact was higher during the three months ended March 31, 2012.

•
Loan impairment charges for personal non-credit card loans decreased during the three months ended March 31, 2013 as compared to the year-ago quarter. The decrease reflects lower loan balances outstanding as the portfolios continue to liquidate as well as lower loss estimates due to lower delinquency levels as compared to the prior year.

During the three months ended March 31, 2013, we decreased credit loss reserves to $4.1 billion as loan impairment charges were $222 million less than net charge-offs reflecting the lower overall delinquency levels during the first quarter of 2013 due to improvements in economic conditions as well as seasonal improvements in collection activities during the first quarter of the year as customers use their tax refunds to make payments. The decrease also reflects the impact of the transfer of a pool of certain real estate secured loans to held for sale during the first quarter of 2013 which had credit loss reserves totaling $50 million at the time of transfer. Loans held for sale and the associated credit loss reserves are reported as a component of other assets. However, these loans continue to be accounted for and impairment continues to be measured through loan impairment charges in accordance with IAS 39 with any gain or loss recorded at the time of sale.
As discussed previously, we have decided to sell a pool of real estate secured loans, although only a portion of this pool of real estate secured loans currently qualifies for classification as held for sale under IFRSs. Assuming we had completed the sale of the entire pool of real estate secured loans held for sale under U.S. GAAP on March 31, 2013, based on market values at that time, we would have recorded a loss of approximately $200 million.
As previously discussed on April 1, 2013, we sold our portfolio of personal non-credit card receivables which had previously been classified as held for sale. As a result of this transaction, we anticipate recording a loss of approximately $270 million during the second quarter of 2013.

HSBC Finance Corporation

Net interest income decreased slightly during the three months ended March 31, 2013 primarily due to lower average loan levels as a result of loan liquidation, partially offset by lower interest expense and higher overall loan yields. Higher yields in our real estate secured receivable portfolio reflect improvements in credit quality. Higher yields in our personal non-credit card loan portfolio reflect lower levels of impaired personal non-credit card loans. While overall loan yields increased, overall loan yields continued to be negatively impacted by a shift in mix to higher levels of lower yielding first lien real estate secured loans as higher yielding second lien real estate secured and personal non-credit card loans have run-off at a faster pace than first lien real estate secured loans. Additionally, during the three months ended March 31, 2013, the overall yield in our loan portfolio was positively impacted by higher income recognition associated with the reversal of the discounting of future estimated cash flows associated with real estate secured loans due to the passage of time. Lower interest expense during the three months ended March 31, 2013 reflects lower average borrowings. Net interest margin increased during the three months ended March 31, 2013 reflecting a lower cost of funds as a percentage of average interest earning assets and higher overall loan yields as discussed above.
Other operating income improved during the three months ended March 31, 2013 largely due to lower losses on debt designated at fair value and related derivatives as well as trading losses for non-qualifying hedges and lower losses on REO properties, partially offset by lower credit insurance commissions. While we recorded a loss on debt designated at fair value during both the three months ended March 31, 2013 and 2012 due to a tightening of credit spreads, the impact was more pronounced during the first quarter of 2012. Trading losses during the three months ended March 31, 2013 include a $199 million derivative loss recognized on the termination of a hedge relationship as discussed previously as well as an increase of $25 million in the estimated repurchase liability for receivables sold by Decision One Mortgage LLC in prior years. Additionally, the prior year quarter includes a reversal of income previously recorded on lender-placed hazard insurance for real estate secured receivable customers which was refunded during the first quarter of 2013. Lower losses on REO properties during the three months ended March 31, 2013 reflects lower estimated losses on REO properties reflecting improvements in home prices as compared to the prior year quarter.
Operating expenses during the three months ended March 31, 2013 increased due to higher expenses for consulting services including expenses related to compliance matters and an increase in pension expense of $11 million as a result of a change in IAS 19, "Employee Benefits," partially offset by lower REO expense and lower third party collection costs. Lower REO expense reflects lower estimated losses on REO properties reflecting improvements in home prices as compared to the prior year quarter.
The efficiency ratio deteriorated during the three months ended March 31, 2013 due to higher operating expenses and lower net interest income, partially offset by improved other operating income as discussed above.
ROA improved during the three months ended March 31, 2013 primarily driven by lower loan impairment charges and higher other operating income, partially offset by the impact of lower average assets.
Customer loans Customer loans for our Consumer segment can be analyzed as follows:

	March 31, 2013	Increases (Decreases) From
		December 31, 2012
		$	%
	(dollars are in millions)
Loans:
Real estate secured	$36,021	$(1,535)	(4.1)%
Total loans	$36,021	$(1,535)	(4.1)%
Loans held for sale:
Real estate secured	$242	$242	100.0%
Personal non-credit card	3,213	(207)	(6.1)
Total loans held for sale	$3,455	$35	1.0%
Total loans and loans held for sale:
Real estate secured	$36,263	$(1,293)	(3.4)%
Personal non-credit card	3,213	(207)	(6.1)
Total loans and loans held for sale	$39,476	$(1,500)	(3.7)%
Customer loans decreased to $36.0 billion at March 31, 2013 as compared to $37.6 at December 31, 2012. During the first quarter of 2013, a pool of real estate secured loans met the IFRSs criteria to be classified as held for sale and are now reported within other assets net of impairment allowances. As discussed previously, on April 1, 2013, we completed the sale of the personal non-credit card loan portfolio. The decrease in our real estate secured loan portfolio also reflects the continued liquidation of this portfolio which will continue going forward as well as the transfer of a pool of real estate secured loans to held for sale. The liquidation rates in our real estate secured loan portfolio continue to be impacted by declines in loan prepayments as fewer refinancing

HSBC Finance Corporation

opportunities for our customers exist and the trends impacting the mortgage lending industry as previously discussed. Lower loan balances at March 31, 2013 also reflect seasonal improvements in our collection activities during the first quarter of the year as some customers use their tax refunds to make payments.
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
Real estate secured receivable carrying amounts in excess of fair value less cost to sell are generally charged-off no later than the end of the month in which the account becomes six months contractually delinquent. Values are determined based upon broker price opinions or appraisals which are updated at least every 180 days. Typically, receivables written down to fair value of the collateral less cost to sell did not require credit loss reserves. However as we began to see a pattern in 2011 for lower estimates of value after the more detailed property valuations are performed which include information obtained from a walk-through of the property after we have obtained title, we carry credit loss reserves for receivables written down to fair value of the collateral less cost to sell to reflect an estimate of the likely additional loss following an interior appraisal of the property.
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

HSBC Finance Corporation

trends were exacerbated by the recent economic downturn, including high levels of unemployment, and these industry trends continue to impact our portfolio. We have considered these factors in establishing our credit loss reserve levels, as appropriate.
As discussed in Note 4, "Receivables," in the accompanying consolidated financial statements, we have historically utilized two different servicing platforms for real estate secured receivables which result in differences relating to how contractual delinquency is measured. In April 2013, we moved all closed-end real estate secured receivables onto one servicing platform which will result in the substantial majority of our real estate secured receivables utilizing the same servicing platform going forward. Based on current estimates using March 31, 2013 balances, we anticipate that dollars of two-months-and-over contractual delinquency will increase as a result of the change to one servicing platform which will result in a consistent measurement of delinquency for these loans in future periods. The impact of this change is projected to be less than 5 percent at its peak in 2013 over what would be reported using the prior two platform structure before returning to pre-conversion trends at year-end. These estimates are subject to projections of customer payment behavior which in such circumstances is inherently difficult to predict, making it reasonably possible actual experience could be different from our estimates. Additionally, our current estimates also indicate that the impact on the provision for credit losses and credit loss reserves will not be significant.
The table below sets forth credit loss reserves and related reserve ratios as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Credit loss reserves:(1)(3)	$4,313	$4,607
Reserves as a percentage of:
Receivables(2)(4)	12.39%	12.89%
Net charge-offs(4)(5)	291.6	445.3
Nonaccrual receivables(2)(4)	136.7	140.1

(1)
At March 31, 2013 and December 31, 2012, credit loss reserves include $154 million and $132 million, respectively, related to receivables held for investment which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell primarily reflecting an estimate of additional loss following an interior appraisal of the property as previously discussed.

(2)
These ratios are significantly impacted at March 31, 2013 and December 31, 2012 by changes in the level of real estate secured receivables which have been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. The following table shows these ratios excluding these receivables and any associated credit loss reserves for all periods presented.

	March 31, 2013	December 31, 2012
Reserves as a percentage of:
Receivables	12.84%	13.35%
Nonaccrual receivables	369.6	320.5

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

(5)	Reserves as a percentage of net charge-offs for the quarter, annualized.
Credit loss reserves at March 31, 2013 decreased as compared to December 31, 2012 due to lower receivable levels, lower levels of two-months-and-over contractual delinquency on accounts less than 180 days contractually delinquent and lower reserve requirements on TDR Loans. Reserve requirements on TDR Loans were lower at March 31, 2013 due to a greater percentage of TDR Loans being carried at the lower of amortized cost or fair value of the collateral less cost to sell and lower new TDR volumes as well as the impact of updates in loss and severity estimates based on recent trends in the portfolio.
At March 31, 2013, 80 percent of our credit loss reserves are associated with TDR Loans held for investment which total $13.8 billion and are reserved for using a discounted cash flow analysis which, in addition to considering all expected future cash flows, also takes into consideration the time value of money and the difference between the current interest rate and the original effective interest rate on the loan. This methodology generally results in a higher reserve requirement for TDR Loans than the remainder of our receivable portfolio for which credit loss reserves are established using a roll rate migration analysis that only considers 12 months of losses. This methodology is highly sensitive to changes in volumes of TDR Loans as well as changes in estimates of the timing and amount of cash flows for TDR Loans. As a result, credit loss reserves and provisions for credit losses for TDR Loans

HSBC Finance Corporation

for the three months ended March 31, 2013 should not be considered indicative of the results for any future periods. Generally as TDR Loan levels increase, overall credit loss reserves also increase.
At March 31, 2013, approximately $2.3 billion of our real estate secured receivable portfolio held for investment has been written down to the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies. In addition, approximately $12.1 billion of real estate secured receivables held for investment which are not carried at the lower of amortized cost or fair value of the collateral less cost to sell are considered TDR Loans which are reserved for using a discounted cash flow analysis that generally results in a higher reserve requirement. As a result, at March 31, 2013, 45 percent of our real estate secured receivable portfolio held for investment have been written down to the lower of amortized cost or fair value of the collateral less cost to sell or are reserved for using a discounted cash flow analysis.
Reserve ratios Following is a discussion of changes in the reserve ratios we consider in establishing reserve levels.
Reserves as a percentage of receivables were lower at March 31, 2013 as compared to December 31, 2012 as the decrease in credit loss reserves as discussed above outpaced the decrease in receivable levels.
Reserves as a percentage of net charge-offs were lower at March 31, 2013 as compared to December 31, 2012 due to slightly higher net charge-offs as discussed more fully below and lower credit loss reserves as discussed above.
Reserves as a percentage of nonaccrual receivables at March 31, 2013 and December 31, 2012 were impacted by nonperforming real estate secured receivables carried at fair value of the collateral less cost to sell. Excluding receivables carried at fair value of the collateral less cost to sell and any associated credit loss reserves from this ratio, reserves as a percentage of nonperforming loans increased at March 31, 2013 as compared to December 31, 2012 as the decrease in nonaccrual receivables as discussed more fully below outpaced the decrease in credit loss reserves.
See Note 5, “Credit Loss Reserves,” in the accompanying consolidated financial statements for a rollforward of credit loss reserves by product for the three months ended March 31, 2013 and 2012.
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

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Dollars of contractual delinquency:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell(1)	$4,307	$3,960
Remainder:
Collectively evaluated for impairment	375	496
Individually evaluated for impairment(2)	1,404	1,714
Total remainder	1,779	2,210
Total real estate secured	6,086	6,170
Personal non-credit card	42	103
Total	$6,128	$6,273
Delinquency ratio:
Real estate secured:
Receivables carried at the lower of amortized cost or fair value or fair value of the collateral less cost to sell	75.40%	77.18%
Remainder:
Collectively evaluated for impairment	2.13	2.67
Individually evaluated for impairment	11.70	13.95
Total remainder	6.01	7.17
Total real estate secured	17.22	17.16
Personal non-credit card	1.44	3.24
Total	16.01%	16.03%

(1)
Receivables carried at lower of amortized cost or fair value or fair value of the collateral less cost to sell includes TDR Loans which totaled $2.8 billion and $2.6 billion at March 31, 2013 and December 31, 2012, respectively.

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

Overall dollars of delinquency at March 31, 2013 decreased $145 million since December 31, 2012. The decrease in dollars of delinquency in our real estate secured receivable portfolio was driven by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and the continued improvement in economic conditions as well as seasonal improvements in collection activities as some customers use their tax refunds to make payments. This decrease was partially offset by higher late stage delinquency which largely reflects an increase during the first quarter of 2013 in the fair value of real estate secured receivables held as previously discussed which impacts the carrying value of these receivables. Excluding the impact of the change in carrying value of receivables held for sale during the first quarter of 2013, dollars of late stage delinquency was essentially flat during the quarter. Dollars of delinquency in our personal non-credit card receivable portfolio also decreased as compared to December 31, 2012 due to the impact of lower receivable levels and continued improvement in economic conditions as well as the impact of seasonal improvements in collection activities as discussed above.
The overall delinquency ratio was 16.01 percent at March 31, 2013 compared to 16.03 percent at December 31, 2012. The delinquency ratio was essentially flat as compared to December 31, 2012 as total dollars of delinquency as discussed above decreased at the same pace as receivable levels.
See “Customer Account Management Policies and Practices” regarding the delinquency treatment of re-aged and modified accounts.

HSBC Finance Corporation

Net Charge-offs of Consumer Receivables  The following table summarizes net charge-off of receivables both in dollars and as a percent of average receivables (“net charge-off ratio”). During a quarter that receivables are transferred to receivables held for sale, those receivables continue to be included in the average consumer receivable balances prior to such transfer and any charge-off related to those receivables prior to such transfer remain in our net charge-off totals. However, in the quarter following the transfer to held for sale classification, the receivables are no longer included in average consumer receivables as such loans are carried at fair value and, generally, there are no longer any charge-offs associated with these receivables, although in certain circumstances recoveries on these receivables may continue to be reported as a component of net charge-offs. As a result, the amounts and ratios for the quarters ended March 31, 2013 and December 31, 2012 are not comparable to the amounts and ratios for the quarter ended March 31, 2012.

Three Months Ended(1)	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars are in millions)
Net charge-off dollars:
Real estate secured	$358	$369	$735
Personal non-credit card(2)	(32)	(138)	143
Total	$326	$231	$878
Net charge-off ratio:
Real estate secured	4.42%	4.43%	7.01%
Personal non-credit card(2)	—	—	11.54
Total	4.02%	2.76%	7.49%
Real estate charge-offs and REO expense as a percent of average real estate secured receivables	4.69%	4.66%	7.29%

(1)	The net charge-off ratio for all quarterly periods presented is net charge-offs for the quarter, annualized, as a percentage of average consumer receivables for the quarter.

(2)
While charge-offs are no longer recorded on receivables following the transfer of those receivables to the held for sale classification, during the quarters ended March 31, 2013 and December 31, 2012 we received recoveries on fully charged-off personal non-credit card receivables which are reflected in the table above. During the quarters ended March 31, 2013 and December 31, 2012, recoveries also included $10 million and $81 million, respectively, of cash proceeds received from the sale of recovery rights on certain fully charged-off personal non-credit card receivables. As these personal non-credit card receivables were fully charged-off with no carrying value remaining on our consolidated balance sheet, a net charge-off ratio for our personal non-credit card receivable portfolio cannot be calculated for the quarters ended March 31, 2013 and December 31, 2012 although these recoveries are reflected in the total net charge-off ratio for these periods.

Dollars of net charge-offs for real estate secured receivables increased slightly as compared to prior quarter due to higher charge-off on real estate secured receivables greater than 180 days contractual delinquency which are located in areas which have continued to experience declines in home prices during the first quarter of 2013. The increase was partially offset by the impact of lower receivable levels and lower delinquency levels for accounts less than 180 days contractually delinquent as discussed above.
The net charge-off ratio for real estate secured receivables for the three months ended March 31, 2013 increased as compared to the prior quarter due to slightly higher dollars of net charge-offs as discussed above while receivable levels decreased as discussed above.
As discussed above, dollars of net charge-offs and the net charge-off ratio at March 31, 2013 are not comparable to March 31, 2012 as a result of the transfer of our entire personal non-credit card receivable portfolio and certain real estate secured receivables to receivables held for sale during the second quarter of 2012.
Real estate charge-offs and REO expenses as a percentage of average real estate secured receivables for March 31, 2013 increased as compared to December 31, 2012 due to higher dollars of net charge-offs as discussed above, partially offset by lower REO expenses and the impact of lower average receivable levels. See “Results of Operations” for further discussion of REO expenses.

HSBC Finance Corporation

Nonperforming Assets  Nonperforming assets are summarized in the following table.

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Nonaccrual real estate secured receivable portfolio held for investment:(1)
Receivables carried at the lower of amortized cost or fair value of the collateral less cost to sell(2)	$1,865	$1,748
Remainder:
Collectively evaluated for impairment	249	326
Individually evaluated for impairment(3)	780	958
Total remainder	1,029	1,284
Total nonaccrual real estate secured receivables held for investment(4)	2,894	3,032
Real estate owned	246	227
Nonaccrual receivables held for sale(1)	2,332	2,161
Total nonperforming assets(5)	$5,472	$5,420

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

(2)
This amount includes TDR Loans which are carried at the lower of amortized cost or fair value of the collateral less cost to sell which totaled $1.3 billion and $1.1 billion at March 31, 2013 and December 31, 2012, respectively.

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

(4)	At March 31, 2013 and December 31, 2012, nonaccrual second lien real estate secured receivables totaled $246 million and $284 million, respectively.

(5)
At March 31, 2013 and December 31, 2012, nonaccrual receivable held for sale includes $1.5 billion and $1.4 billion, respectively, of real estate secured receivables held for sale which are also classified as TDR Loans.

Nonaccrual receivables at March 31, 2013 decreased as compared to December 31, 2012 driven by lower dollars of delinquency on accounts less than 180 days contractually delinquent due to lower receivable levels and seasonal improvements in collection activities as some customers use their tax refunds to make payments as well as improvements in economic conditions, partially offset by higher late stage delinquency for real estate secured receivables. The higher late stage delinquency for real estate secured receivables largely reflects an increase during the first quarter of 2013 in the fair value of real estate secured receivables held for sale as previously discussed which impacts the carrying value of these receivables. Excluding the impact of the change in carrying value of receivables held for sale during the first quarter of 2013, dollars of late stage nonaccrual receivables was essentially flat during the quarter.
The following table below summarizes TDR Loans and TDR Loans that are held for sale, some of which are carried at the lower of amortized cost or fair value of the collateral less cost to sell in accordance with our existing charge-off policies, that are shown as nonaccrual receivables in the table above.

	March 31, 2013	December 31, 2012
	(in millions)
Real estate secured	$3,564	$3,510
Personal non-credit card	51	67
Total	$3,615	$3,577
See Note 4, “Receivables,” in the accompanying consolidated financial statements for further details regarding TDR Loan balances.
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

HSBC Finance Corporation

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
Since January 2007, we have cumulatively modified and/or re-aged approximately 390,100 real estate secured loans with an aggregate outstanding principal balance of $44.9 billion at the time of modification and/or re-age under our foreclosure avoidance programs which are described below. The following provides information about the subsequent performance of all real estate secured loans granted a modification and/or re-age since January 2007, some of which may have received multiple account management actions:

Status as of March 31, 2013:	Number of Loans	Based on Outstanding Receivable Balance at Time of Account Modification Action
Current or less than 30-days delinquent	35%	33%
30- to 59-days delinquent	4	4
60-days or more delinquent	16	21
Paid-in-full	9	9
Charged-off, transferred to real estate owned or sold	36	33
	100%	100%
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

HSBC Finance Corporation

	Number of Accounts(1)	Outstanding Receivable Balance (1)(3)
	(accounts are in thousands)	(dollars are in millions)
March 31, 2013:
Collection re-age only	113.5	$9,111
Modification only	10.2	983
Modification re-age	103.3	10,734
Total loans modified and/or re-aged(2)	227.0	$20,828
December 31, 2012:
Collection re-age only	115.3	$9,129
Modification only	10.9	1,033
Modification re-age	105.4	10,649
Total loans modified and/or re-aged(2)	231.6	$20,811

(1)
See Note 4, “Receivables,” in the accompanying consolidated financial statements for additional information describing modified and /or re-aged loans which are accounted for as trouble debt restructurings.

(2)
The following table provides information regarding the delinquency status of loans remaining in the portfolio that were granted modifications of loan terms and/or re-aged as of March 31, 2013 and December 31, 2012 in the categories shown above:

	Number of Accounts			Outstanding Receivable Balance
	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent	Current or less than 30-days delinquent	30- to 59-days delinquent	60-days or more delinquent
March 31, 2013:
Collection re-age only	70%	8%	22%	70%	8%	21%
Modification only	76	2	22	80	3	17
Modification re-age	58	7	35	61	8	31
Total loans modified and/or re-aged	65%	7%	28%	66%	8%	26%
December 31, 2012:
Collection re-age only	67%	9%	24%	68%	10%	22%
Modification only	74	3	23	80	3	17
Modification re-age	55	8	37	60	9	31
Total loans modified and/or re-aged	62%	8%	30%	65%	9%	26%

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

The following table provides additional information regarding real estate secured modified and/or re-aged loans during 2012:

Three Months Ended March 31,	2013
(in millions)
Balance at beginning of period	$20,811
Additions due to an account management action(1)	252
Payments(2)	(264)
Net charge-offs	(324)
Transfer to real estate owned	(118)
Change in lower of amortized cost or fair value on receivables held for sale	471
Balance at end of period	$20,828

(1)	Includes collection re-age only, modification only, or modification re-ages.

HSBC Finance Corporation

(2)	Includes amounts received under a short sale whereby the property is sold by the borrower at a price which has been pre-negotiated with us and the borrower is released from further obligation.
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
Modification programs We actively use account modifications to reduce the rate and/or payment on a number of qualifying loans and generally re-age certain of these accounts upon receipt of two or more modified payments and other criteria being met. This account management practice is designed to assist borrowers who may have purchased a home with an expectation of continued real estate appreciation or whose income has subsequently declined. Additionally, our loan modification programs are designed to improve cash collections and avoid foreclosure as determined to be appropriate. A significant portion of our real estate secured receivable portfolio has received multiple modifications. In this regard, multiple modifications have remained consistent as a percentage of total modifications in a range of 75 percent to 80 percent.
Based on the economic environment and expected slow recovery of housing values, during 2008 we developed additional analytical review tools leveraging industry best practices to assist us in identifying customers who are willing to pay, but are expected to have longer term disruptions in their ability to pay. Using these analytical review tools, we expanded our foreclosure avoidance programs to assist customers who did not qualify for assistance under prior program requirements or who required greater assistance than available under the programs. The expanded program required certain documentation as well as receipt of two qualifying payments before the account could be re-aged. Prior to July 2008, for our Consumer Lending customers, receipt of one qualifying payment was required for a modified account before the account would be re-aged. We also increased the use of longer term modifications to provide assistance in accordance with the needs of our customers which may result in higher credit loss reserve requirements. For selected customer segments, this expanded program lowered the interest rate on fixed rate loans and for ARM loans the expanded program modified the loan to a lower interest rate than scheduled at the first interest rate reset date. The eligibility requirements for this expanded program allow more customers to qualify for payment relief and in certain cases can result in a lower interest rate than allowed under other existing programs. During the third quarter of 2009, in order to increase the long-term success rate of our modification programs we increased certain documentation requirements for participation in these programs. Late in the third quarter of 2011 the modification program was enhanced to improve underwriting and achieve a better balance between economics and customer-driven variables. The enhanced program offers a longer modification duration to select borrowers facing a temporary hardship and expands the treatment options to include term extension and principal deferral or forgiveness. As a result, the loans remaining in our portfolio are comprised of a growing composition of longer dated or permanent modification.
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
We will continue to evaluate our consumer relief programs as well as all aspects of our account management practices to ensure our programs benefit our customers in accordance with their financial needs in ways that are economically viable for both our customers and our stakeholders. We elected not to participate in the U.S. Treasury sponsored programs as we believe our long-standing home preservation programs provide more meaningful assistance to our customers. Loans modified under these programs are only included in the re-aging statistics table (“Re-age Table”) that is included in our discussion of our re-age programs if the delinquency status of a loan was reset as a part of the modification or was re-aged in the past for other reasons. Not all loans modified under these programs have the delinquency status reset and, therefore, are not considered to have been re-aged.

HSBC Finance Corporation

The following table summarizes loans modified during the three months ended March 31, 2013 and 2012, some of which may have also been re-aged:

	Number of Accounts Modified	Outstanding Receivable Balance at Time of Modification
	(accounts are in thousands, dollars are in billions)
Foreclosure avoidance programs(1)(2):
Three months ended March 31, 2013	4.0	$.6
Three months ended March 31, 2012	5.2	.7

(1)	Includes all loans modified during the three months ended March 31, 2013 and 2012 regardless of whether the loan was also re-aged.

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

	Quarter Ended
	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Weighted-average contractual rate reduction in basis points on account modifications during the period(1)(2)	351	342	341	341	341
Average payment relief provided on account modifications as a percentage of total payment prior to modification(2)	26.3%	25.7%	25.7%	25.8%	26.8%

(1)	The weighted-average rate reduction was determined based on the rate in effect immediately prior to the modification, which for ARMs may be lower than the rate on the loan at the time of origination.

(2)	Excludes any modifications on purchased receivable portfolios which totaled $900 million and $917 million at March 31, 2013 and December 31, 2012, respectively.
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
We continue to monitor and track information related to accounts that have been re-aged. At March 31, 2013, approximately 95 percent of all re-aged receivables are real estate secured products. First lien real estate secured products generally have less loss severity exposure than other products because of the underlying collateral. Credit loss reserves, including reserves on TDR Loans, take into account whether loans have been re-aged or are subject to modification, extension or deferment. Our credit loss reserves, including reserves on TDR Loans, also take into consideration the expected loss severity based on the underlying collateral, if any, for the loan. TDR Loans are typically reserved for using a discounted cash flow methodology.
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
Re-age Table(1)(2)

	March 31, 2013	December 31, 2012
Never re-aged	47.0%	47.9%
Re-aged:
Re-aged in the last 6 months(3)	10.1	10.4
Re-aged in the last 7-12 months(3)	9.5	9.6
Previously re-aged beyond 12 months	33.4	32.1
Total ever re-aged	53.0	52.1
Total	100.0%	100.0%
Re-aged by Product(1)(2)

	March 31, 2013		December 31, 2012
	(dollars are in millions)
Real estate secured	$19,259	54.5%	$19,340	53.8%
Personal non-credit card	1,039	35.3	1,069	33.6
Total	$20,298	53.0%	$20,409	50.0%

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

(2)
The tables above exclude any accounts re-aged without receipt of a payment which only occurs under special circumstances, such as re-ages associated with disaster or in connection with a bankruptcy filing. At March 31, 2013 and December 31, 2012, the unpaid principal balance of re-ages without receipt of a payment totaled $747 million $760 million, respectively.

(3)
During the three months ended March 31, 2013 and 2012, approximately 65 percent and 60 percent, respectively, of real estate secured receivable re-ages occurred on accounts that were less than 60 days contractually delinquent.

At March 31, 2013 and December 31, 2012, $5.0 billion (25 percent of total re-aged loans in the Re-age Table) and $5.1 billion (25 percent of total re-aged loans in the Re-age Table), respectively, of re-aged accounts have subsequently experienced payment defaults and are included in our two-months-and-over contractual delinquency at the period indicated.
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

Liquidity and Capital Resources

HSBC Related Funding  We work with our affiliates under the oversight of HSBC North America to maximize funding opportunities and efficiencies in HSBC's operations in the United States.
Due to affiliates totaled $9.1 billion and $9.1 billion at March 31, 2013 and December 31, 2012, respectively. The interest rates on funding from HSBC subsidiaries are market-based and comparable to those available from unaffiliated parties.
We have a $1.5 billion uncommitted secured credit facility from HSBC Bank USA, a $2.0 billion committed credit facility and a $4.0 billion uncommitted credit facility from HSBC USA Inc. At March 31, 2013 and December 31, 2012, there was a total of $2.0 billion outstanding under the $4.0 billion credit facility. There were no balances outstanding at March 31, 2013 or December 31, 2012 under the other credit facilities. At March 31, 2013 and December 31, 2012, we also have a credit facility totaling $100 million with an HSBC affiliate to provide funding for corporate purposes.

HSBC Finance Corporation

In February 2012, HSBC North America extended to us a $455 million, 364-day uncommitted revolving credit facility. In January 2013, the facility was extended until January 2014. As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under this credit facility.
We have derivative contracts with a notional value of $22.2 billion, or approximately 99.6 percent of total derivative contracts, outstanding with HSBC affiliates at March 31, 2013 and $26.0 billion, or approximately 99.7 percent at December 31, 2012.
Interest Bearing Deposits with Banks and Other Short-Term Investments  Interest bearing deposits with banks totaled $403 million and $1.4 billion at March 31, 2013 and December 31, 2012, respectively. Securities purchased under agreements to resell totaled $3.3 billion and $2.2 billion at March 31, 2013 and December 31, 2012, respectively. Interest bearing deposits with banks and securities purchased under agreements to resell increased slightly as compared to December 31, 2012 as a result of the run-off of our liquidating receivable portfolios, the sale of REO properties and a reduced requirement to post collateral under our derivative agreements, partially offset by the retirement of long term debt. The proceeds from the sale of our personal non-credit card receivable portfolio on April 1, 2013 were invested in short-term investments.
Long-Term Debt decreased to $27.6 billion at March 31, 2013 from $28.4 billion at March 31, 2012. The following table summarizes issuances and repayments of long-term debt for continuing operations during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,	2013	2012
	(in millions)
Long-term debt issued	$—	$—
Repayments of long-term debt	(471)	(1,040)
Net long-term debt retired from continuing operations	$(471)	$(1,040)
At March 31, 2013 and December 31, 2012, we had a third-party back-up line of credit totaling $2.0 billion. We elected to reduce the commitment under this facility to $0 in April 2013 as this line had previously supported our commercial paper program which was terminated in 2012. As discussed above, at March 31, 2013 and December 31, 2012, we also have a credit facility totaling $100 million with HSBC affiliates to provide funding for corporate purposes.
During the third quarter of 2012, we decided to call $512 million of senior long-term debt. This transaction was funded through a $512 million loan agreement with HSBC USA Inc. which matures in September 2017. At March 31, 2013 and December 31, 2012, $512 million was outstanding under this loan agreement.
During the second quarter of 2011, we entered into a $600 million loan agreement with HSBC North America which provided for three $200 million borrowings with maturities between 2034 and 2035. As of March 31, 2013 and December 31, 2012, $600 million was outstanding under this loan agreement.
During 2011, the shelf registration statement, under which we have historically issued long-term debt, expired and we chose not to renew it. Third-party long-term debt is not currently a source of funding for us given the run-off nature of our business subsequent to the sale of our Card and Retail Services business as previously discussed.
Secured financings of $2.8 billion at March 31, 2013 are secured by $4.8 billion of closed-end real estate secured receivables. Secured financings previously issued under public trusts of $2.9 billion at December 31, 2012 were secured by $4.9 billion of closed-end real estate secured receivables.
In order to eliminate future foreign exchange risk, currency swaps were used at the time of issuance to fix in U.S. dollars substantially all foreign-denominated notes previously issued.
We use derivatives for managing interest rate and currency risk and have received loan commitments from third parties and affiliates, but we do not otherwise enter into off balance sheet transactions.
Common Equity  During the three months ended March 31, 2013, we did not receive any capital contributions from HINO. However, as we continue to liquidate our receivable portfolios, HSBC's continued support will be required to properly manage our business and maintain appropriate levels of capital. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
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

HSBC Finance Corporation

Selected capital ratios are summarized in the following table:

	March 31, 2013	December 31, 2012
Tangible common equity to tangible assets(1)	10.77%	9.87%
Common and preferred equity to total assets	14.09	13.05

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

2013 Funding Strategy  Our current range of estimates for funding needs and sources for 2013 are summarized in the following table:

	Actual January 1 through March 31, 2013	Estimated April 1 through December 31, 2013			Estimated Full Year 2013
	(in billions)
Funding needs:
Term debt maturities	$—	$7	-	$8	$7	-	$8
Secured financing maturities	—	1	-	1	1	-	1
Litigation bond	—	3	-	4	3	-	4
Total funding needs	$—	$11	-	$13	$11	-	$13
Funding sources:
Net asset attrition(1)	$—	$2	-	$3	$2	-	$3
Liquidation of short-term investments	—	3	-	3	3	-	3
Asset sales and transfers	—	3	-	4	3	-	4
HSBC and HSBC subsidiaries, including capital infusions	—	1	-	1	1	-	1
Other(2)	—	2	-	2	2	-	2
Total funding sources	$—	$11	-	$13	$11	-	$13

(1)	Net of receivable charge-offs.

(2)	Primarily reflects cash provided by operating activities and sales of REO properties.
For the remainder of 2013, the combination of cash generated from operations including balance sheet attrition, funding from affiliates and asset sales will generate the liquidity necessary to meet our maturing debt obligations.

Fair Value

Net income volatility arising from changes in either interest rate or credit components of the mark-to-market on debt designated at fair value and related derivatives affects the comparability of reported results between periods. Accordingly, gain on debt designated at fair value and related derivatives for the three months ended March 31, 2013 should not be considered indicative of the results for any future period.
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

HSBC Finance Corporation

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
Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Level 3 inputs incorporate market participants' assumptions about risk and the risk premium required by market participants in order to bear that risk. We develop Level 3 inputs based on the best information available in the circumstances. At March 31, 2013 and December 31, 2012, our Level 3 assets recorded at fair value on a non-recurring basis included receivables held for sale totaling $3.4 billion and $6.2 billion, respectively. At March 31, 2013 and December 31, 2012, we had no Level 3 assets in our continuing operations recorded at fair value on a recurring basis.
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
Transfers Between Level 1 and Level 2 Measurements  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.
Transfers Between Level 2 and Level 3 Measurements  Securities are classified as using Level 3 measurements when one or both of the following conditions are met:

•	An asset-backed security is downgraded below a AAA credit rating; or

•	An individual security fails the quarterly pricing comparison test with a variance greater than 5 percent.
There were no available-for-sale securities for continuing operations reported as Level 3 at December 31, 2012. During the first quarter of 2013, we liquidated our remaining securities available-for-sale portfolio. During the three months ended March 31, 2013, we transferred our personal non-credit card receivable portfolio held for sale from Level 3 to Level 2. We did not have any transfer into or out of Level 3 classifications in our continuing operations during the three months ended March 31, 2012.
See Note 16, “Fair Value Measurements” in the accompanying consolidated financial statements for further details including our valuation techniques as well as the classification hierarchy associated with assets and liabilities measured at fair value.

HSBC Finance Corporation

Risk Management

Credit Risk Management  Day-to-day management of credit risk is administered by the HSBC North America Chief Retail Credit Officer who reports to the HSBC North America Chief Risk Officer. The HSBC North America Chief Risk Officer reports to the HSBC North America Chief Executive Officer, Group Managing Director, and to the Group Managing Director and Chief Risk Officer of HSBC. We have established detailed policies to address the credit risk that arises from our lending activities. Our credit and portfolio management procedures currently focus on effective collections and customer account management efforts for each loan. Prior to the sale of our Card and Retail Services business on May 1, 2012, our lending guidelines, which delineate the credit risk we were willing to take and the related terms, were specific not only for each product, but also took into consideration various other factors including borrower characteristics, return on equity, capital deployment and our overall risk appetite. We also have specific policies to ensure the establishment of appropriate credit loss reserves on a timely basis to cover probable losses of principal, interest and fees. Our customer account management policies and practices are described under the caption “Credit Quality - Customer Account Management Policies and Practices” in MD&A. Also see Note 2, “Summary of Significant Accounting Policies and New Accounting Pronouncements,” in the 2012 Form 10-K for further discussion of our policies surrounding credit loss reserves. Our policies and procedures are consistent with HSBC standards and are regularly reviewed and updated both on an HSBC Finance Corporation and HSBC level. The credit risk function continues to refine “early warning” indicators and reporting, including stress testing scenarios on the basis of current experience. These risk management tools are embedded within our business planning process.
Counterparty credit risk is our primary exposure on our interest rate swap portfolio. Counterparty credit risk is the risk that the counterparty to a transaction fails to perform according to the terms of the contract. Currently the majority of our existing derivative contracts are with HSBC subsidiaries, making them our primary counterparty in derivative transactions. Most swap agreements, both with non-affiliated and affiliated parties, require that payments be made to, or received from, the counterparty when the fair value of the agreement reaches a certain level. Generally, we provide non-affiliate swap counterparties collateral in the form of cash which is recorded in our balance sheet as derivative financial assets or derivative related liabilities. The fair value of our agreements with a non-affiliate counterparty has not required us or the non-affiliate to provide collateral at March 31, 2013 or December 31, 2012. The fair value of our agreements with an affiliate counterparty required the affiliate to provide collateral to us of $347 million and $75 million at March 31, 2013 or December 31, 2012, respectively, all of which was received in cash. These amounts are offset against the fair value amount recognized for derivative instruments that have been offset under the same master netting arrangement.
There has been no significant change in our approach to credit risk management since December 31, 2012.
Liquidity Risk Management  Continued success in reducing the size of our run-off real estate secured and personal non-credit card receivable portfolios, including the proceeds of receivables held for sale, will be the primary driver of our liquidity management process going forward. However, lower cash flow as a result of declining receivable balances will not provide sufficient cash to fully cover maturing debt over the next four to five years. During 2011, the shelf registration statement under which we have historically issued long-term debt expired and we chose not to renew it. We currently do not expect third-party long-term debt to be a source of funding for us in the future given the run-off nature of our business. We have shifted our funding toward longer term sources with the sale of our credit card business and the termination of our commercial paper program. We anticipate any required incremental funding will be integrated into the overall HSBC North America funding plans and will be sourced through HSBC USA Inc., or will be obtained through direct support from HSBC or its affiliates. HSBC has indicated it remains fully committed and has the capacity to continue to provide such support. Should HSBC North America call upon us to execute certain strategies in order to address capital considerations, our intent may change and a portion of this required funding could be generated through additional selected receivable portfolio sales in our run-off portfolios.
In January 2013, the Bank for International Settlements, Basel Committee on Bank Supervision (the "Basel Committee"), issued revised Basel III liquidity rules and HSBC North America is in the process of evaluating the Basel III framework for liquidity risk management. The framework consists of two liquidity metrics: the liquidity coverage ratio ("LCR"), designed to be a short-term measure to ensure banks have sufficient high-quality assets to survive a significant stress scenario lasting 30 days, and the net stable funding ratio ("NSFR"), which is a longer term measure with a 12-month time horizon to ensure a sustainable maturity structure of assets and liabilities. The ratios are subject to an observation period and are expected to become established standards by 2015 and 2018, respectively. We anticipate a formal notice of proposed rulemaking ("NPR") will be issued in 2013 with an observation period beginning in 2013. Based on the results of the observation periods, the Basel Committee and U.S. banking regulators may make further changes. It is anticipated that HSBC North America will meet these requirements prior to their formal introduction. The actual impact will be dependent on the specific regulations issued by the U.S. regulators to implement these standards. HSBC Finance Corporation may need to increase its liquidity profile to support HSBC North America's compliance with the new rules. We are unable at this time, however, to determine the extent of changes we will need to make to our liquidity position, if any.

HSBC Finance Corporation

Maintaining our credit ratings is an important part of maintaining our overall liquidity profile. As indicated by the major rating agencies, our credit ratings are directly dependent upon the continued support of HSBC. A credit rating downgrade would increase future borrowing costs only for new debt obligations, if any. As discussed above, we do not currently expect to need to raise funds from the issuance of third party, long-term debt going forward, but instead any required funding has been integrated into HSBC North America's funding plans and will be sourced through HSBC USA Inc. or through direct support from HSBC or its affiliates. HSBC has historically provided significant capital in support of our operations and has indicated that they remain fully committed and have the capacity to continue that support.
The following summarizes our credit ratings at March 31, 2013 and December 31, 2012:

	Standard & Poor’s Corporation	Moody’s Investors Service	Fitch, Inc.
As of March 31, 2013:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Commercial paper	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of December 31, 2012:
Senior debt	A	Baa1	A+
Senior subordinated debt	A-	Baa2	A
Commercial paper	A-1	P-2	F1
Series B preferred stock	BBB+	Baa3	-
As of March 31, 2013, there were no pending actions from these rating agencies in terms of changes to ratings for HSBC Finance Corporation.
Separately, on May 1, 2013, Moody's Investor Service ("Moody's") announced that they were placing the debt securities issued by our secured financing trusts under review for possible down grade due to errors in the cash flow models previously used by Moody's in rating these securities.
There has been no significant change in our approach to liquidity risk management since December 31, 2012.
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
We manage our exposure to foreign currency exchange risk primarily through the use of currency swaps. Our financial statements are affected by movements in exchange rates on our foreign currency denominated debt, movements in exchange rates between the Great Britain pound and the U.S. dollar related to certain legacy assets maintained in Ireland as well as movements in exchange rates between the Canadian dollar and the U.S. dollar related to specialty insurance products offered in Canada prior to the sale of our Insurance business on March 29, 2013.
There has been no significant change in our approach to market risk management since December 31, 2012.
Interest rate risk  HSBC has certain limits and benchmarks that serve as additional guidelines in determining the appropriate levels of interest rate risk. One such limit is expressed in terms of the Present Value of a Basis Point, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates without considering other correlation factors or assumptions. At March 31, 2013 and December 31, 2012, our absolute PVBP limit was $3.5 million, which included the risk associated with the hedging instruments we employed. Thus, for a one basis point change in interest rates, the policy at March 31, 2013 and December 31, 2012 dictated that the value of the balance sheet could not increase or decrease by more than $3.5 million.
The following table shows the components of our absolute PVBP position at March 31, 2013 and December 31, 2012 broken down by currency risk:

HSBC Finance Corporation

	March 31, 2013	December 31, 2012
	(in millions)
USD	$1.575	$1.566
JPY	.010	.010
Absolute PVBP risk(1)	$1.585	$1.576

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

	March 31, 2013	December 31, 2012
	(in millions)
Increase (decrease) in net interest income following a hypothetical 25 basis points rise in interest rates applied at the beginning of each quarter over the next 12 months	$(22)	$(2)
Increase (decrease) in net interest income following a hypothetical 25 basis points fall in interest rates applied at the beginning of each quarter over the next 12 months	30	(1)
The decrease in net interest income following a hypothetical rate rise and increase in net interest income following a hypothetical rate fall as compared to December 31, 2012 reflect updates of economic stress scenarios including housing price index assumptions, regular adjustments of asset and liability behavior assumptions, updates of economic stress scenarios including housing price index assumptions, and model enhancements, sale of the personal non-credit card receivable portfolio and termination of nonqualifying hedges.
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
There has been no significant change in our approach to interest rate risk management since December 31, 2012.
Operational Risk Management  There has been no significant change in our approach to operational risk management since December 31, 2012.
Compliance Risk  There has been no significant change in our approach to compliance risk management since December 31, 2012.
Reputational Risk Management  There has been no significant change in our approach to reputational risk management since December 31, 2012.
Strategic Risk Management  There has been no significant change in our approach to strategic risk management since December 31, 2012.
Security and Fraud Risk Management There has been no significant change in our approach to security and fraud risk management since December 31, 2012.
Model Risk Management There has been no significant change in our approach to model risk management since December 31, 2012.
Pension Risk There has been no significant change in our approach to pension risk management since December 31, 2012.

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
IFRS Basis A non-U.S. GAAP measure of reporting results in accordance with IFRSs. For a reconciliation of IFRS Basis results to the comparable owned basis amounts, see Note 14, “Business Segments,” to the accompanying consolidated financial statements.
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
Quantitative Reconciliations of Non-U.S. GAAP Financial Measures to U.S. GAAP Financial Measures Reconciliations of selected equity ratios follow.

	March 31, 2013	December 31, 2012
	(dollars are in millions)
Tangible common equity:
Common shareholder’s equity	$4,752	$4,530
Exclude:
Fair value option adjustment	(145)	(182)
Unrealized (gains) losses on cash flow hedging instruments	190	358
Postretirement benefit plan adjustments, net of tax	25	26
Unrealized (gains) losses on investments and interest-only strip receivables	—	(116)
Tangible common equity	$4,822	$4,616
Tangible shareholders’ equity:
Tangible common equity	$4,822	$4,616
Preferred stock	1,575	1,575
Mandatorily redeemable preferred securities of Household Capital Trusts	1,000	1,000
Tangible shareholders’ equity	$7,397	$7,191
Tangible assets:
Total assets	$44,906	$46,778
Exclude:
Derivative financial assets	(131)	—
Tangible assets	$44,775	$46,778
Equity ratios:
Common and preferred equity to total assets	14.09%	13.05%
Tangible common equity to tangible assets	10.77	9.87
Tangible shareholders’ equity to tangible assets	16.52	15.37

HSBC Finance Corporation

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

See Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the caption “Liquidity and Capital Resources” and “Risk Management” of this Form 10-Q.

Item 4.    Controls and Procedures.

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
Changes in Internal Control Over Financial Reporting There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION
Item 1.    Legal Proceedings.

See “Litigation and Regulatory Matters” in Note 17, “Litigation and Regulatory Matters,” in the accompanying consolidated financial statements beginning on page 46 for our legal proceedings disclosure, which is incorporated herein by reference.

Item 5.    Other Information.

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
In order to comply with this requirement, HSBC Holdings plc (together with its affiliates, “HSBC”) has requested relevant information from its affiliates globally. During the period covered by this Form 10-Q, HSBC Finance Corporation did not engage in any activities or transactions requiring disclosure pursuant to Section 13(r). The following activities conducted by our affiliates are disclosed in response to Section 13(r):
Loans in repayment Between 2001 and 2005, the Project and Export Finance (“PEF”) division of HSBC arranged or participated in a portfolio of loans to Iranian energy companies and banks. All of these loans were guaranteed by European and Asian export credit agencies, and they have varied maturity dates with final maturity in 2018. For those loans that remain outstanding, HSBC continues to seek repayment in accordance with its obligations to the supporting export credit agencies and, in all cases, with appropriate regulatory approvals. Details of these loans follow.
HSBC has 15 loans outstanding to an Iranian petrochemical and energy company. These loans are supported by the official Export Credit Agencies of the following countries: the United Kingdom, France, Germany, Spain, The Netherlands, South Korea and Japan. HSBC continues to seek repayments from the company under the existing loans in accordance with the original maturity profiles. All repayments made by the Iranian company have received a license or an authorization from relevant authorities. Repayments have been received under a number of the loans during the first quarter of 2013.

HSBC Finance Corporation

Bank Melli and Bank Saderat acted as sub-participants in three of the aforementioned loans. In the first quarter of 2013, the repayments due to these banks under the loan agreements were paid into frozen accounts under licenses or authorizations from relevant European governments.
In 2002, HSBC provided a loan to Bank Tejarat with a guarantee from the Government of Iran to fund the construction of a petrochemical plant undertaken by a U.K. contractor. This loan was supported by the U.K. Export Credit Agency. While the loan remains in existence and has been licensed by the relevant European government, no repayments have been received during the first quarter of 2013 from Bank Tejarat, but claims have been settled by the U.K. Export Credit Agency in respect to overdue payments.
HSBC also maintains sub-participations in five loans provided by other international banks to Bank Tejarat and Bank Mellat with guarantees from the Government of Iran. These sub-participations were supported by the Export Credit Agencies of Italy. The Netherlands, France, and Spain. The repayments due under the sub-participations were not received during the first quarter of 2013, and claims are being processed and settled by the relevant European Export Credit Agencies. Licenses and relevant authorizations have been obtained from the competent authorities of the European Union in respect of the transactions.
Estimated gross revenue to HSBC generated by these loans in repayment for the first quarter of 2013, which includes interest and fees, was $563,000. Estimated net profit for HSBC during the first quarter of 2013 was $225,000. While HSBC intends to continue to seek repayment, it does not intend to extend any new loans.
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
HSBC worked with relevant regulatory authorities to obtain licenses where required and ensure compliance with laws and regulations while seeking to cancel the guarantees and counter indemnities. Several were cancelled during the first quarter of 2013, and 21 remain outstanding.
Estimated gross revenue to HSBC for the first quarter of 2013, which includes fees and/or commissions, was $7,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC is seeking to cancel all relevant guarantees and does not intend to provide any new guarantees involving Iran.
Check clearing Certain Iranian banks sanctioned by the United States continue to participate in official clearing systems in the UAE, Bahrain, Oman, Lebanon, Qatar, and Turkey. HSBC has a presence in these countries and, as such, participates in the clearing systems. The Iranian banks participating in the clearing systems vary by location and include Bank Saderat, Bank Melli, Future Bank, and Bank Mellat.
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
There was no measurable gross revenue or net profit generated by this activity in the first quarter of 2013.
Other relationships with Iranian banks Activity related to U.S.-sanctioned Iranian banks not covered elsewhere in this disclosure includes the following:

•
HSBC maintains a frozen account in the U.K. for an Iranian-owned, FSA-regulated financial institution. In April 2007, the U.K. government issued a license to allow HSBC to handle certain transactions (operational payments and settlement of pre-sanction transactions) for this institution. There was some licensed activity in the first quarter of 2013.

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

•
In 2010, HSBC closed its representative office in Iran. HSBC maintains a local account with a U.S.-sanctioned Iranian bank in Tehran in order to facilitate residual activity related to the closure. There was no activity in the first quarter of 2013.

HSBC Finance Corporation

Estimated gross revenue to HSBC for the first quarter of 2013 for all Iranian bank-related activity described in this section, which includes fees and/or commissions, was $2,000. HSBC does not allocate direct costs to fees and commissions and therefore has not disclosed a separate profits measure. HSBC intends to continue to wind down this Iranian bank-related activity and not enter into any new such activity.
Iranian embassy-related activity HSBC maintains a bank account in London for the Iranian embassy in London, which is used to support Iranian students studying in the U.K. HSBC has notified the client that this account will be closed. There has been minimal account activity in the first quarter of 2013.
2013 Activity related to U.S. Executive Order 13224 In the first quarter of 2013, HSBC maintained two personal accounts and one business account in the U.K. for two individuals sanctioned by the U.S. under Executive Order 13224. Both of these individuals were delisted by the U.K. and the U.N. Security Council in 2012, the relevant accounts were frozen prior to delisting. The customers were notified in the first quarter of 2013 that the accounts are being closed.
HSBC maintained a frozen personal account for an individual sanctioned under Executive Order 13224, and by the U.K. and the U.N. Security Council. Activity on this account in the first quarter of 2013 was permitted by a license issued by the U.K.
There was no measurable gross revenue or net profits generated to HSBC in the first quarter of 2013.
HSBC also held an account and had an outstanding loan for a partnership that included one individual sanctioned under Executive Order 13224. The account has been closed, and the sanctioned individual has been removed from the loan account. There was no measurable gross revenue or net profits to HSBC recognized in the first quarter of 2013 for this activity.
Frozen accounts and transactions HSBC maintains several accounts that are frozen under relevant sanctions programs and on which no activity took place during the first quarter of 2013. In the first quarter of 2013, HSBC also froze payments where required under relevant sanctions programs. There was no gross revenue or net profit to HSBC.

Item 6.    Exhibits and Financial Statement Schedules.

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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the quarters ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the quarters ended March 31, 2013 and 2012, (iii)  the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the quarters ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

(2)
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

HSBC Finance Corporation

Index

Account management policies and practices 77	Fair value measurements:
Assets:	assets and liabilities recorded at fair value on a recurring basis 43
by business segment 38	assets and liabilities recorded at fair value on a non-recurring basis 43
fair value of financial assets 41	fair value adjustments 40
fair value measurements 39	financial instruments 41
nonperforming 16, 77	hierarchy 84
Balance sheet (consolidated) 5	transfers into/out of Level 1 and Level 2 43, 85
Basel III 55, 86	transfers into/out of Level 2 and Level 3 85
Basis of reporting 59	valuation control framework 40
Business:	valuation techniques 45
consolidated performance review 54	Financial highlights metrics 56
focus 53	Financial liabilities:
Capital:	designated at fair value 21
2013 funding strategy 84	fair value of financial liabilities 41
common equity movements 83	Forward looking statements 52
consolidated statement of changes 6	Funding 57, 84
selected capital ratios 83	Gain (loss) from debt designated at fair value and related derivatives 21, 67
Cash flow (consolidated) 7	Geographic concentration of receivables 17
Cautionary statement regarding forward-looking statements 52	Impairment:
Compliance risk 88	available-for-sale securities 36
Consumer business segment 38, 70	credit losses 17, 36, 66
Controls and procedures 90	nonaccrual receivables 77
Credit quality 72	nonperforming receivables 77
Credit risk:	Income tax expense 28
concentration 16	Interest income:
management 86	net interest income 65
Current environment 52	sensitivity 88
Deferred tax assets 28, 29	Interest rate risk 87
Derivatives:	Key performance indicators 56
cash flow hedges 24	Legal proceedings 90
fair value hedges 23	Liabilities:
income (expense) 67	commercial paper 83
non-qualifying hedges 25	financial liabilities designated at fair value 21
notional value 26	lines of credit 83
Discontinued operations 9	long-term debt 83
Equity:	Liquidity and capital resources 82
consolidated statement of changes 6	Liquidity risk 86
ratios 83	Litigation and regulatory matters 46
Estimates and assumptions 9	Loans and advances - see Receivables
Executive overview 52	Loan impairment charges - see Provision for credit losses

HSBC Finance Corporation

Market risk 87	Reputational risk 88
Market turmoil - see Current environment	Results of operations 65
Model risk 88	Risk elements in the loan portfolio by product 16
Mortgage Lending products 12, 62	Risk management:
Net interest income 65	credit 86
New accounting pronouncements 50	compliance 88
Operating expenses 69	interest rate 87
Operational risk 88	liquidity 86
Other revenues 67	market 87
Pension and other postretirement benefits 31	model 88
Pension risk 88	operational 88
Performance, developments and trends 54	overview 86
Profit (loss) before tax:	pension 88
by segment - IFRSs basis 38	reputational 88
consolidated 3	strategic 88
Provision for credit losses 17, 36, 66	security and fraud 88
Ratios:	Securities 11
capital 83	Segment results - IFRSs basis:
charge-off (net) 76	consumer 38, 70
credit loss reserve related 73	overall summary 38, 69
delinquency 75	Selected financial data 56
earnings to fixed charges - Exhibit 12	Sensitivity:
efficiency 56, 69	projected net interest income 88
financial 56	Statement of cash flows 7
Re-aged receivables 82	Statement of changes in shareholders' equity 6
Real estate owned 63	Statement of comprehensive income (loss) 4
Receivables:	Statement of income (loss) 3
by category 12, 62	Strategic initiatives and focus 53
by charge-off (net) 76	Strategic risk 88
by delinquency 16, 75	Table of content 2
geographic concentration 17	Tangible common equity to tangible assets 83
held for sale 19	Tax expense 28
modified and/or re-aged 79	Troubled debt restructures 13, 56, 74
nonaccrual 13	Variable interest entities 39
overall review 62
risk concentration 16
troubled debt restructures 13, 56, 74
Reconciliation of Non-U.S. GAAP financial measures to U.S. GAAP financial measures 89
Reconciliation of U.S. GAAP results to IFRSs 59
Related party transactions 31

HSBC Finance Corporation

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    May 7, 2013

HSBC FINANCE CORPORATION

By:	/s/ MICHAEL A. REEVES
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

(1)
Pursuant to Rule 405 of Regulation S-T, includes the following financial information included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXentsible Business Reporting Language (“XBRL”) interactive data files: (i) the Consolidated Statement of Income (Loss) for the quarters ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income (Loss) for the quarters ended March 31, 2013 and 2012, (iii)  the Consolidated Balance Sheet as of March 31, 2013 and December 31, 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the quarters ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

(2)
As provided in Rule 406T of Regulation S-T, this information shall be not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.